Form 10-Q
period 1999-09-30
CHARTER COMMUNICATIONS INC /MO/
filed 1999-12-22
CIK 1091667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------


                                    FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                       OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to
                                ----------------    ---------------------------

Commission File Number  333-83887


                          CHARTER COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charters)



Delaware                                                     43-1857213
--------                                                     ----------
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                               Identification No.)

12444 Powerscourt Drive - Suite 400
St. Louis, Missouri                                          63131
-------------------                                          -----
(Address of Principal Executive Offices)                     (Zip Code)

(Registrant's telephone number, including area code)         (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

                          CHARTER COMMUNICATIONS, INC.


              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX


                                                                                                            Page
                                                                                                            ----
Part I.  Financial Information
         ---------------------

         Item 1.  Financial Statements - Charter Communications, Inc. and Subsidiaries
                  a. Consolidated Balance Sheets - September 30, 1999 and December 31, 1998                    3
                  b. Consolidated Statements of Operations - Three and Nine Months Ended
                      September 30, 1999                                                                       4
                  c. Consolidated Statement of Cash Flows - Nine Months Ended
                      September 30, 1999                                                                       5
                  d. Notes to Consolidated Financial Statements                                                6

                  Financial Statements of Charter Communications Properties Holdings, LLC and Subsidiaries
                  a. Consolidated Statements of Operations - Three and Nine Months Ended
                     September 30, 1998.                                                                      18
                  b. Consolidated Statement of Cash Flows - Nine Months Ended
                     September 30, 1998.                                                                      19
                  c. Notes to Consolidated Financial Statements                                               20

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       25

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  51

Part II. Other Information
         -----------------

         Item 1.  Legal Proceedings - None                                                                    51

         Item 2.  Change in Securities                                                                        51

         Item 3.  Defaults on Senior Securities - None                                                        51

         Item 4.  Submission of Matters to a Vote of Security Holders - None                                  51

         Item 5.  Other Information - None                                                                    51

         Item 6.  Exhibits and Reports on Form 8-K                                                            51

         Signature Page                                                                                       53

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1999             1998
                                                                                   ------------      ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                     $    434,183      $      9,573
     Accounts receivable, net of allowance for doubtful accounts of $4,327 and
         $1,728, respectively                                                            48,470            15,108
     Prepaid expenses and other                                                          27,374             2,519
                                                                                   ------------      ------------
              Total current assets                                                      510,027            27,200
                                                                                   ------------      ------------
INVESTMENT IN CABLE PROPERTIES:
     Property, plant and equipment                                                    2,279,489           716,242
     Franchises                                                                       8,268,021         3,590,054
                                                                                   ------------      ------------
                                                                                     10,547,510         4,306,296
                                                                                   ------------      ------------
OTHER ASSETS                                                                            177,654             2,031
                                                                                   ------------      ------------
                                                                                   $ 11,235,191      $  4,335,527
                                                                                   ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt and short-term debt                      $    133,312      $     10,450
     Accounts payable                                                                    40,781             7,439
     Accrued expenses                                                                   339,749           120,147
     Payables to manager of cable systems--related party                                 10,071             4,334
                                                                                   ------------      ------------
              Total current liabilities                                                 523,913           142,370
                                                                                   ------------      ------------
LONG-TERM DEBT                                                                        6,244,632         1,991,756
                                                                                   ------------      ------------
DEFERRED MANAGEMENT FEES - RELATED PARTY                                                 17,004            15,561
                                                                                   ------------      ------------
OTHER LONG-TERM LIABILITIES                                                              68,648            38,461
                                                                                   ------------      ------------
MINORITY INTEREST                                                                     4,380,192         2,146,549
                                                                                   ------------      ------------
STOCKHOLDERS' EQUITY:
     Class B common stock; $.001 par value; 750 million shares authorized;
             50,000 shares issued and outstanding                                           ---               ---
     Additional paid-in capital                                                             905               832
     Retained deficit                                                                      (103)               (2)
                                                                                   ------------      ------------
              Total stockholders' equity                                                    802               830
                                                                                   ------------      ------------
                                                                                   $ 11,235,191      $  4,335,527
                                                                                   ============      ============

  The accompanying notes are an integral part of these consolidated statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS       NINE MONTHS
                                                                     ENDED             ENDED
                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                     1999              1999
                                                                 -------------     -------------
REVENUES                                                           $ 376,189         $ 845,182
                                                                   ---------         ---------
OPERATING EXPENSES:
     Operating, general and administrative                           194,716           436,057
     Depreciation and amortization                                   191,439           441,391
     Stock option compensation expense                                21,094            59,288
     Corporate expense charges--related party                          7,236            18,309
                                                                   ---------         ---------
                                                                     414,485           955,045
                                                                   ---------         ---------
          Loss from operations                                       (38,296)         (109,863)
                                                                   ---------         ---------
OTHER INCOME (EXPENSE):
     Interest expense                                               (131,081)         (288,750)
     Interest income                                                   8,241            18,326
     Other, net                                                       (3,017)             (177)
                                                                   ---------         ---------
                                                                    (125,857)         (270,601)
                                                                   ---------         ---------
          Loss before extraordinary item and minority interest      (164,153)         (380,464)
EXTRAORDINARY ITEM - Loss from early extinguishment of debt              ---             7,794
                                                                   ---------         ---------
          Loss before minority interest in loss of subsidiary       (164,153)         (388,258)

MINORITY INTEREST IN LOSS OF SUBSIDARY                               164,118           388,161
                                                                   ---------         ---------
          Net loss                                                 $     (35)        $     (97)
                                                                   =========         =========

PER SHARE DATA:

Basic loss per share                                               $   (0.70)        $   (1.94)
                                                                   =========         =========
Diluted loss per share                                             $   (0.70)        $   (1.94)
                                                                   =========         =========
Weighted-average Class B shares outstanding                           50,000            50,000
                                                                   =========         =========




  The accompanying notes are an integral part of these consolidated statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                    NINE MONTHS
                                                                                                       ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                       1999
                                                                                                    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                       $       (97)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Minority interest                                                                             (388,161)
         Depreciation and amortization                                                                  441,391
         Stock option compensation expense                                                               59,288
         Amortization of non-cash interest expense                                                       66,028
         Loss from early extinguishment of debt                                                           7,794
     Changes in assets and liabilities, net of effects from acquisitions --
         Accounts receivable, net                                                                        (2,358)
         Prepaid expenses and other                                                                     (11,665)
         Accounts payable and accrued expenses                                                           74,556
         Payables to manager of cable systems, including deferred management fees                        19,922
     Other operating activities                                                                          (1,087)
                                                                                                    -----------
               Net cash provided by operating activities                                                265,611
                                                                                                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                                        (385,301)
     Deposit paid for pending acquisition                                                               (51,458)
     Payments for acquisitions, net of cash acquired                                                 (2,659,384)
     Loan to Marcus Cable Holdings                                                                   (1,680,142)
     Other investing activities                                                                         (11,106)
                                                                                                    -----------
               Net cash used in investing activities                                                 (4,787,391)
                                                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of long-term debt                                                                     6,464,188
     Repayments of long-term debt                                                                    (2,539,340)
     Payments for debt issuance costs                                                                  (107,562)
     Capital contributed to subsidiary                                                                1,144,290
     Distributions                                                                                      (14,786)
     Other financing activities                                                                            (400)
                                                                                                    -----------
               Net cash provided by financing activities                                              4,946,390
                                                                                                    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                               424,610
CASH AND CASH EQUIVALENTS, beginning of period                                                            9,573
                                                                                                    -----------
CASH AND CASH EQUIVALENTS, end of period                                                            $   434,183
                                                                                                    ===========
CASH PAID FOR INTEREST                                                                              $   136,626
                                                                                                    ===========
NON CASH TRANSACTIONS:
     Transfer of Marcus Holdings' net assets to the Company                                         $ 1,252,370
                                                                                                    ===========
     Transfer of Rifkin equity interests to the Company and preferred equity retained by former
         Rifkin owners in the Company                                                               $   314,022
                                                                                                    ===========

   The accompanying notes are an integral part of this consolidated statement.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1.  ORGANIZATION AND BASIS OF PRESENTATION:

CHARTER COMMUNICATIONS, INC.

On July 22, 1999, Charter Investment, Inc. (Charter Investment), a company controlled by Paul G. Allen, formed a wholly owned subsidiary, Charter Communications, Inc. (Charter), a Delaware corporation, with a nominal initial investment.

On November 12, 1999, Charter sold 195.5 million shares of Class A common stock in an initial public offering and 50,000 shares of high vote Class B common stock to Mr. Allen. The net proceeds from the offerings of approximately $3.57 billion were used to purchase membership units of Charter Communications Holding Company, LLC (Charter Holdco), except for a portion of the proceeds that were retained by Charter to acquire a portion of the equity interests of Avalon Cable LLC (Avalon). In exchange for the contribution of the net proceeds from the offering and equity interests of Avalon, Charter received 195,550,000 membership units of Charter Holdco on November 12, 1999, representing a 100% voting interest and an approximate 40.6% economic interest.

Prior to November 12, 1999, Charter Holdco was owned 100% by Charter Investment and Vulcan Cable III Inc. (Vulcan Cable), both entities controlled by Mr. Allen. Subsequent to November 12, 1999, Mr. Allen controls Charter through his ownership of all of the high vote Class B common stock and Charter controls Charter Holdco through its ownership of all the voting interests. Charter's purchase of 50,000 membership units of Charter Holdco was accounted for as a reorganization of entities under common control similar to a pooling of interests. Accordingly, beginning December 23, 1998, the date Mr. Allen first controlled Charter Holdco, the assets and liabilities of Charter Holdco are reflected in the consolidated financial statements of Charter at Mr. Allen's basis and a minority interest is recorded representing that portion of the economic interests not owned by Charter. For financial reporting purposes, 50,000 of the membership units previously issued by Charter Holdco to companies controlled by Mr. Allen are considered held by Charter effective December 23, 1998, representing an economic interest of less than 1%.

Charter is a holding company whose sole asset is a controlling equity interest in Charter Holdco, a direct and indirect owner of cable systems. Charter and Charter Holdco and its subsidiaries are collectively referred to as the Company.

The Company owns and operates cable systems currently serving approximately 5.5 million customers. The Company offers a full range of traditional cable television services and has begun to offer digital cable television services, interactive video programming and high-speed Internet access.

CHARTER COMMUNICATIONS HOLDING COMPANY, LLC

Charter Holdco, a Delaware limited liability company, was formed in 1999 as a wholly owned subsidiary of Charter Investment. Charter Investment through its wholly owned subsidiary, Charter Communications Properties Holdings, LLC (CCPH), commenced operations with the acquisition of a cable system on September 30, 1995.

Effective December 23, 1998, through a series of transactions, Mr. Allen acquired approximately 94% of Charter Investment for an aggregate purchase price of $2.2 billion, excluding $2.0 billion in debt assumed (the "Paul Allen Transaction"). In conjunction with the Paul Allen Transaction, Charter Investment acquired, for fair value from unrelated third parties 100% of the interests it did not already own in CharterComm Holdings, LLC (CharterComm Holdings) and CCA Group (comprised of CCA Holdings Corp., CCT Holdings Corp. and Charter Communications Long Beach, Inc.), all cable television operating companies, for $2.0 billion, excluding $1.8 billion in debt assumed. Charter Investment previously managed and owned minority interests in these companies. These acquisitions were accounted for using the purchase method of accounting and accordingly, results of operations of CharterComm Holdings and CCA Group are included in the financial statements from the date of acquisition. In February 1999, Charter Investment transferred all of its cable television operating subsidiaries to a wholly owned subsidiary of Charter Communications Holdings, LLC (Charter Holdings), Charter Communications Operating, LLC (Charter Operating). Charter Holdings is a wholly owned subsidiary of Charter Holdco. This transfer was accounted for as a reorganization of entities under common control similar to a pooling of interests.

As a result of the change in ownership of CCPH, CharterComm Holdings and CCA Group, Charter Holdco has applied push-down accounting in the preparation of its consolidated financial statements. Accordingly, on December 23, 1998, Charter Holdco increased its members' equity by $2.2 billion to reflect the amounts paid by Mr. Allen and Charter Investment. The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $3.6 billion. The allocation of the purchase price is based, in part, on preliminary information which is subject to adjustment upon obtaining complete appraisal and valuation information of intangible assets. The valuation information is expected to be finalized in the fourth quarter of 1999. Management believes that finalization of the purchase price will not have a material impact on the results of operations or financial position of the Company.

On April 23, 1998, Mr. Allen and a company controlled by Mr. Allen, (the "Mr. Allen Companies") purchased substantially all of the outstanding partnership interests in Marcus Cable Company, L.L.C. (Marcus Cable) for $1.4 billion, excluding $1.8 billion in assumed liabilities. The owner of the remaining partnership interest retained voting control of Marcus Cable. In February 1999, Marcus Cable Holdings, LLC (Marcus Holdings) was formed, and Mr. Allen's interests in Marcus Cable were transferred to Marcus Holdings. On March 31, 1999, Mr. Allen purchased the remaining partnership interests in Marcus Cable, including voting control. On April 7, 1999, Marcus Holdings was merged into Charter Holdings. For financial reporting purposes, the merger was accounted for as an acquisition of Marcus Holdings effective March 31, 1999,the date Mr. Allen obtained voting control of Marcus Holdings. Accordingly, the results of operations of Marcus Holdings have been included in the financial statements from April 1, 1999. The assets and liabilities of Marcus Holdings have been recorded in the financial statements using historical carrying values reflected in the accounts of the Mr. Allen Companies. Total members' equity of Charter Holdco increased by $1.3 billion as a result of the Marcus Holdings acquisition. Previously, on April 23, 1998, the Mr. Allen Companies recorded the assets acquired and liabilities assumed of Marcus Holdings based on their relative fair values.

The consolidated financial statements of Charter Holdco include the accounts of Charter Operating and CCPH, the accounts of CharterComm Holdings and CCA Group and their subsidiaries since December 23, 1998 (date acquired by Charter Investment), and the accounts of Marcus Holdings since March 31, 1999. All subsidiaries are, directly or indirectly, wholly owned by Charter Holdco. All material intercompany transactions and balances have been eliminated.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1998, and September 30, 1999, cash equivalents consist primarily of repurchase agreements. These investments are carried at cost that approximates market value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable television transmission and distribution facilities, and the cost of new customer installations. The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, and equipment replacement and betterments are capitalized.

Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets as follows:

          Cable distribution systems                        3-15 years
          Buildings and leasehold improvements              5-15 years
          Vehicles and equipment                             3-5 years

FRANCHISES

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of 15 years. The period of 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Company.

IMPAIRMENT OF ASSETS

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

REVENUES

Cable television revenues from basic and premium services are recognized when the related services are provided.

Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable television system. As of December 31, 1998 and September 30, 1999, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

Fees collected from programmers to guarantee carriage are deferred and amortized to income over the life of the contracts. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Company's customers and are periodically remitted to local franchises. Franchise fees collected and paid are reported as revenues.

INTEREST RATE HEDGE AGREEMENTS

The Company manages fluctuations in interest rates by using interest rate hedge agreements, as required by certain debt agreements. Interest rate swaps, caps and collars are accounted for as hedges of debt obligations, and accordingly, the net settlement amounts are recorded as adjustments to interest expense in the period incurred. Premiums paid for interest rate caps are deferred, included in other assets, and are amortized over the original term of the interest rate agreement as an adjustment to interest expense.

The Company's interest rate swap agreements require the Company to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. Interest rate caps and collars are entered into by the Company to reduce the impact of rising interest rates on floating rate debt.

The Company's participation in interest rate hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. Interest rate hedge agreements have been designed for hedging purposes and are not held or issued for speculative purposes.

INCOME TAXES

Prior to November 12, 1999, income taxes were the responsibility of the owners of Charter Investment and Vulcan Cable and are not provided for in the accompanying consolidated financial statements. Beginning November 12, 1999, Charter is responsible for its pro rata share of taxable income (loss) of Charter Holdco. Deferred income tax liabilities will be recorded during November 1999, with a charge to income tax expense related to the change in tax status.

Charter Holdco's limited liability company agreement provides that through the end of 2003, tax losses of Charter Holdco that would otherwise have been allocated to Charter will instead be allocated to the membership units held by Vulcan Cable and Charter Investment. At the time Charter first becomes profitable (as determined under the applicable federal income tax rules), the profits that would otherwise have been allocated to Charter will instead be allocated to the membership units held by Vulcan Cable and Charter Investment until the tax benefits are fully restored. Management does not expect Charter Holdco to generate tax profits in the foreseeable future.

SEGMENTS

In 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Segments have been identified based upon management responsibility however the individual segments have been aggregated into one segment, cable services.

LOSS PER SHARE

Loss per share is calculated in accordance with FASB Statement No.128, "Earnings Per Share." For purposes of the loss per share calculation, Mr. Allen's 50,000 shares of high vote Class B common stock are considered to be outstanding for the entire period. Basic loss per share is computed by dividing the net loss by the 50,000 shares. Diluted loss per share equals basic loss per share for the periods presented, as the effect of stock options is anti-dilutive because the Company generated net losses.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements of Charter Holdco and notes thereto as of and for the periods ended December 31, 1998, included in the Form S-1 Registration Statement of Charter. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

4.  ACQUISITIONS:

In addition to the Paul Allen Transaction and the acquisitions by Charter Investment of CharterComm Holdings, CCA Group and Marcus Holdings, through September 30, 1999, the Company has acquired cable systems in seven separate transactions for an aggregate purchase price, net of cash acquired, of $2.7 billion, excluding debt assumed of $354 million. In connection with one of the acquisitions, Charter Holdco issued preferred equity interests totaling $133.3 million. The purchase prices were allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $2.9 billion. The allocation of the purchase prices for these acquisitions are based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase prices will not have a material impact on the consolidated results of operations or financial position of the Company.

The above acquisitions were accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets have been included in the financial statements from the dates of acquisition. The purchase prices were allocated to tangible and intangible assets based on estimated fair values at the acquisition dates.

Pro forma operating results of Charter Holdco as though the acquisitions discussed above, including the Paul Allen Transaction and the acquisition of Marcus Holdings, and the refinancing discussed herein, had occurred on January 1, 1998, with adjustments to give effect to amortization of franchises, interest expense and certain other adjustments are as follows:

                                                          Nine months ended
                                                            September 30,
                                                           1999        1998
                                                       ----------- ------------
Revenues                                              $ 1,264,090    $ 1,154,204
Loss from operations                                    (111,400)      (144,408)
Net loss                                                (512,967)      (560,444)

The pro forma information has been presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future. No pro forma adjustments have been reflected to give effect to Charter's initial public offering.

5.       LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                              September 30,     December 31,
                                                                                  1999             1998
                                                                               -----------      -----------
Charter Holdings:
    Credit Agreements (including CCPH, CCA Group and CharterComm Holdings)     $       ---      $ 1,726,500
    Senior Secured Discount Debentures                                                 ---          109,152
    11.250% Senior Notes                                                               ---          125,000
    8.250% Senior Notes                                                            600,000              ---
    8.625% Senior Notes                                                          1,500,000              ---
    9.920% Senior Discount Notes                                                 1,475,000              ---
Charter Operating Credit Facilities                                              2,850,000              ---
Renaissance:
    10.0% Senior Discount Notes                                                    114,413              ---
Rifkin:
    11.125% Senior Subordinated Notes                                              125,000              ---
    Note payable to former owner                                                     3,000              ---
Helicon:
    11.0% Senior Secured Notes                                                     115,000              ---
                                                                               -----------      -----------
                                                                                 6,782,413        1,960,652
    Current maturities                                                                 ---          (10,450)
    Unamortized net (discount) premium                                            (537,781)          41,554
                                                                               -----------      -----------
                                                                               $ 6,244,632      $ 1,991,756
                                                                               ===========      ===========

In March 1999, Charter Holdings and Marcus Holdings extinguished substantially all existing long-term debt, excluding borrowings under its credit agreements, and refinanced substantially all existing credit agreements at various subsidiaries with a new credit agreement entered into by Charter Operating (the "Charter Operating Credit Facilities"). The excess of the amount paid over the carrying value of the Company's long-term debt was recorded as an extraordinary item-loss on early extinguishment of debt in the accompanying consolidated statement of operations.

CHARTER HOLDINGS NOTES

In March 1999, Charter Holdings and Charter Communications Holdings Capital Corporation, a subsidiary of Charter Holdings, (collectively the "Issuers") issued $600.0 million 8.250% Senior Notes due 2007 (the "8.250% Senior Notes") for net proceeds of $598.4 million, $1.5 billion 8.625% Senior Notes due 2009 (the "8.625% Senior Notes") for net proceeds of $1,495.4 million, and $1,475.0 million 9.920% Senior Discount Notes due 2011 (the "9.920% Senior Discount Notes") for net proceeds of $905.6 million, (collectively with the 8.250% Senior Notes and the 8.625% Senior Notes, referred to as the "Charter Holdings Notes").

The 8.250% Senior Notes are not redeemable prior to maturity. Interest is payable semiannually in arrears on April 1 and October 1, beginning October 1, 1999 until maturity.

The 8.625% Senior Notes are redeemable at the option of the Issuers at amounts decreasing from 104.313% to 100% of par value beginning on April 1, 2004, plus accrued and unpaid interest, to the date of redemption. At any time prior to April 1, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 8.625% Senior Notes at a redemption price of 108.625% of the principal amount under certain conditions. Interest is payable semi-annually in arrears on April 1 and October 1, beginning October 1, 1999 until maturity.

The 9.920% Senior Discount Notes are redeemable at the option of the Issuers at amounts decreasing from 104.960% to 100% of accreted value beginning April 1, 2004. At any time prior to April 1, 2002, the Issuers may redeem up to 35% of the aggregate principal amount of the 9.920% Senior Discount Notes at a redemption price of 109.920% of the accreted value under certain conditions. No cash interest will be payable until April 1, 2004. Thereafter, cash interest is payable semi-annually in arrears on April 1 and October 1 beginning April 1, 2004 until maturity. The discount on the 9.920% Senior Discount Notes is being accreted using the effective interest method at a rate of 9.920% per year. The unamortized discount was $520.9 million at September 30, 1999.

The Charter Holdings Notes rank equally with current and future unsecured and unsubordinated indebtedness (including trade payables of the Company). The Issuers are required to make an offer to repurchase all of the Charter Holdings Notes, at a price equal to 101% of the aggregate principal or 101% of the accreted value, together with accrued and unpaid interest, upon a Change of Control of Charter Holdings, as defined.

RENAISSANCE NOTES

In connection with the acquisition of Renaissance Media Group LLC (Renaissance) during the second quarter of 1999, the Company assumed $163.2 million principal amount of senior discount notes due April 2008 (the "Renaissance Notes"). As a result of the change in control of Renaissance, the Company was required to make an offer to repurchase the Renaissance Notes at 101% of their accreted value plus accrued interest. In May 1999, the Company made an offer to repurchase the Renaissance Notes pursuant to this requirement, and the holders of the Renaissance Notes tendered an amount representing 30% of the total outstanding principal amount for repurchase.

As of September 30, 1999, $114.4 million aggregate principal amount of Renaissance Notes with an accreted value of $83.8 million remains outstanding. Interest on the Renaissance Notes shall be paid semi-annually at a rate of 10% per annum beginning on October 15, 2003.

The Renaissance Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003, initially at 105% of their principal amount at maturity, plus accrued interest, declining to 100% of the principal amount at maturity, plus accrued interest, on or after April 15, 2006. In addition, at any time prior to April 15, 2001, the Company may redeem up to 35% of the original principal amount at maturity with the proceeds of one or more sales of membership units at 110% of their accreted value plus accrued interest on the redemption date, provided that after any such redemption, at least $106 million aggregate principal amount at maturity remains outstanding.

HELICON NOTES

The Company acquired Helicon I, L.P. (Helicon) and affiliates in July 1999. As of September 30, 1999, Helicon had outstanding $115.0 million in principal amount of 11% senior secured notes due 2003 (the "Helicon Notes"). On November 1, 1999, the Company redeemed all of the Helicon Notes at a purchase price equal to 103% of their principal amount, plus accrued interest, for $124.8 million using borrowings from the Charter Operating Credit Facilities. Accordingly, the Helicon Notes have been classified as long-term debt in the accompanying consolidated balance sheet as of September 30, 1999.

RIFKIN NOTES

The Company acquired Rifkin Acquisition Partners L.L.P. and InterLink Communications, Partners IV, LLP (collectively Rifkin) in September 1999. As of September 30, 1999, Rifkin had outstanding $125.0 million in principal amount of 11.125% senior subordinated notes due 2006 (the "Rifkin Notes"). Interest on the Rifkin subordinated notes is payable semi-annually on January 15 and July 15 of each year. In September 1999, the Company commenced an offer to repurchase any and all of the outstanding Rifkin Notes, together with a $3.0 million promissory note payable to Monroe Rifkin, for cash at a premium over the principal amounts. In conjunction with this tender offer, the Company sought and obtained the consent of a majority in principal amount of the note holders of the outstanding Rifkin Notes to proposed amendments to the indenture governing the Rifkin Notes, which eliminated substantially all of the restrictive covenants. In November 1999, the Company repurchased the Rifkin Notes with a total outstanding principal amount of $124.1 million for a total of $140.6 million, including a consent fee to the holders who delivered timely consents to amending the indenture, and repurchased the promissory note issued to Monroe Rifkin for $3.4 million. These notes were paid using borrowings from the Charter Operating Credit Facilities. Accordingly, the Rifkin Notes and note payable to Monroe Rifkin have been classified as long-term debt in the accompanying consolidated balance sheet as of September 30, 1999.

CHARTER OPERATING CREDIT AGREEMENT

The Charter Operating Credit Facilities provides for two term facilities, one with a principal amount of $1.0 billion that matures September 2008 (Term A), and the other with the principal amount of $1.85 billion that matures March 2009 (Term B). The Charter Operating Credit Facilities also provides for a $1.25 billion revolving credit facility with a maturity date of September 2008. Amounts under the Charter Operating Credit Facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% (7.53% as of September 30, 1999). A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of Term A and the revolving credit facility.

The indentures governing the debt agreements require issuers of the debt and/or its subsidiaries to comply with various financial and other covenants, including the maintenance of certain operating and financial ratios. These debt instruments also contain substantial limitations on, or prohibitions of distributions, additional indebtedness, liens, asset sales and certain other items. As a result of limitations and prohibitions of distributions, substantially all of the net assets of the consolidated subsidiaries are restricted for distribution to Charter Holdings, Charter Holdco and Charter.

Based upon outstanding indebtedness at September 30, 1999, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facility, and the maturity dates for all senior and subordinated notes, aggregate future principal payments on the total borrowings under all debt agreements at September 30, 1999, are as follows:

                  YEAR                                              AMOUNT
                  ----                                              ------
                  2000                                         $           --
                  2001                                                     --
                  2002                                                 88,875
                  2003                                                156,000
                  2004                                                168,500
                  Thereafter                                        6,369,038
                                                               --------------
                                                               $    6,782,413
                                                               ==============

6.  RELATED-PARTY TRANSACTIONS:

The Company is charged a management fee equal to 3.5% percent of gross revenues payable quarterly. To the extent management fees charged to the Company are greater (less) than the corporate expenses incurred by Charter Investment, the Company records a distribution to (capital contribution from) parent. For the three and nine months ended September 30, 1999, the Company recorded a distribution of $5.1 million and $14.8 million, respectively, substantially all of which was allocated to minority interest. As of September 30, 1999, management fees currently payable of $12.2 million are included in payables to manager of cable systems -- related party. Also, included in payables to manager of cable systems -- related party is a receivable of $2.2 million from Charter Investment for the settlement of certain obligations related to the Paul Allen Transaction. Beginning November 1999, the management fee charged to the Company will equal the actual corporate expenses incurred by Charter Investment.

Pursuant to a membership interests purchase agreement, as amended, Vulcan Cable contributed $500 million on August 10, 1999 to Charter Holdco, contributed an additional $180.7 million in certain equity interests acquired in connection with the acquisition of Rifkin Acquisitions Partners, L.L.L.P. and Interlink Communications Partners, LLLP (collectively, "Rifkin") in September 1999 to Charter Holdco, and contributed $644.3 million in September 1999 to Charter Holdco. All funds and equity interests were contributed to Charter Holding. Concurrently with closing of the initial public offering, Vulcan Cable contributed $750 million to Charter Holdco.

7.  MINORITY INTEREST AND PREFERRED EQUITY INTERESTS:

Minority interest represents total members' equity of Charter Holdco multiplied by 99.96 % as of December 31, 1998 and 99.98 % as of September 30, 1999, the ownership percentages of Charter Holdco not owned by Charter, plus preferred equity interests issued to the sellers of acquired cable companies totaling $133.3 million as of September 30, 1999. Members' equity of Charter Holdco totaled $2.15 billion as of December 31, 1998 and $4.51 billion as of September 30, 1999.

The preferred equity interests in Charter Holdco held by the Rifkin sellers are exchangeable into Class A common stock of Charter at the option of the Rifkin sellers only at the time of the initial public offering. In November 1999, preferred equity interests of $130.3 million were exchanged into Class A common stock of Charter.

8.  STOCK OPTION PLAN:

In accordance with an employment agreement between Charter Investment and the President and Chief Executive Officer of Charter Investment and a related option agreement between Charter Holdco and with the President and Chief Executive Officer, an option to purchase 3% of the equity value of Charter Holdco, or 7,044,121 membership interests, was issued to the President and Chief Executive Officer. The option vests over a four year period from the date of grant and expires ten years from the date of grant.

In February 1999, Charter Investment adopted an option plan providing for the grant of options to purchase up to an aggregate of 10% of the equity value of the Company. The plan was assumed by Charter Holdco. The option plan provides for grants of options to employees, officers and directors of Charter Holdco and its affiliates and consultants who provide services to Charter Holdco. Options granted vest over five years from the grant date commencing 15 months after the date of grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant.

Membership units received upon exercise of the options will be automatically exchanged for shares of Class A common stock of Charter on a one-for-one basis.

Options outstanding as of December 3, 1999, are as follows:

                                                                                                                OPTIONS
                                                                 OPTIONS OUTSTANDING                          EXERCISABLE
                                            ----------------------------------------------------------------  -----------
                                                                                                REMAINING       NUMBER
                                            NUMBER OF         EXERCISE            TOTAL        CONTRACT LIFE       OF
                                             OPTIONS           PRICE             DOLLARS       (IN YEARS)       OPTIONS
                                             -------           -----             -------       ----------       -------
Outstanding as of
   January 1, 1999                            7,044,127      $   20.00      $    140,883            9.2 (1)    1,761,032
Granted:
   February 9, 1999                           9,111,681          20.00           182,234                         130,000
   April 5, 1999                                473,000          20.73             9,805                              --
   November 8, 1999                           4,741,400          19.00            90,087                         200,000
Cancelled                                     (607,000)      20.00-20.73        (12,162)                              --
                                        ---------------      -----------    ------------         ------      -----------
Outstanding as of
   December 3, 1999                          20,763,208      $   19.79 (1)  $    410,847            9.4 (1)    2,091,032
                                        ===============      =========      ============         ======      ===========


---------------------------
(1) Weighted average

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for the option plans. Stock option compensation expense of $845 for the year end December 31, 1998 and $59.3 million for the nine months ended September 30, 1999, respectively, has been recorded in the financial statements since the exercise prices were less than the estimated fair values of the underlying membership interests on the date of grant. Estimated fair values were determined by the Company using the valuation inherent in the Paul Allen Transaction and valuations of public companies in the cable television industry adjusted for factors specific to the Company. Compensation expense is being accrued over the vesting period of each grant that varies from four to five years. As of September 30, 1999, deferred compensation remaining to be recognized in future periods totaled $104 million. No stock option compensation expense will be recorded for the November 8, 1999 options since the exercise price is equal to the estimated fair value of the underlying membership interests on the date of grant. Since the membership units are exchangeable into Class A common stock of Charter on a one-for-one basis, the estimated fair value was equal to the initial offering price of Class A common stock.

9.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

The Company is a party to lawsuits that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

As previously disclosed in Charter's Form S-1 Registration Statement, the Rifkin sellers who own preferred membership units of Charter Holdco, including those sellers that exchanged their units for common stock of Charter in November 1999, may have rescission rights arising out of possible violations of Section 5 of the Securities Act of 1933 in connection with the offers and sales of these equity interests. Accordingly, these equity interests have been classified as short-term debt because these obligations could be put to the Company as unsecured creditor claims.

REGULATION IN THE CABLE TELEVISION INDUSTRY

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently subject to judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry.

The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. As of December 31, 1998, the amount refunded by the Company has been insignificant. The Company may be required to refund additional amounts in the future.

The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Company is unable to justify its basic rates. The Company is unable to estimate at this time the amount of refunds, if any, that may be payable by the Company in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Company does not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations, of the Company.

The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulates rates on the cable programming service tier (CPST). The FCC is currently developing permanent regulations to implement the rate deregulation provisions of the 1996 Telecom Act. The Company cannot predict the ultimate effect of the 1996 Telecom Act on the Company's financial position or results of operations.

The FCC may further restrict the ability of cable television operators to implement rate increases or the United States Congress may revisit the CPST rate regulation issue if confronted with substantial rate increases. Continued rate regulation, if adopted, could limit the rates charged by the Company.

A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation. The Company is subject to state regulation in Connecticut.

10.  ACCOUNTING STANDARD NOT YET IMPLEMENTED:

In June 1998, the Financial Accounting Standards Board adopted SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either as asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivatives gains and losses to offset related results on the hedged items in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133" has delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We have not yet quantified the impact of adopting SFAS No. 133 on our consolidated financial statements nor have we determined the timing of our adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings (losses).

11.  PARENT COMPANY ONLY FINANCIAL STATEMENTS:

               CHARTER COMMUNICATIONS, INC. (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                                   1999          1998
                                                                                   ----          ----
ASSET
INVESTMENT IN CHARTER HOLDCO                                                       $ 802        $ 830
                                                                                   =====        =====
LIABILITIES AND STOCKHOLDERS' EQUITY
STOCKHOLDERS' EQUITY:
    Class B common  stock;  $.001 par value;  750 million  shares  authorized;
         50,000 shares issued and outstanding                                         --           --
        Additional paid-in capital                                                   905          832

        Retained deficit                                                            (103)          (2)
                                                                                   -----        -----
                                                                                   $ 802        $ 830
                                                                                   =====        =====


               CHARTER COMMUNICATIONS, INC. (PARENT COMPANY ONLY)
                             STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                THREE MONTHS     NINE MONTHS
                                                                                   ENDED            ENDED
                                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                                   1999             1999
                                                                                   ----             ----

EQUITY IN LOSSES OF CHARTER HOLDCO                                                 $(35)            $(97)
                                                                                   ----             ----
    Net loss                                                                       $(35)            $(97)
                                                                                   ====             ====

The investment in Charter Holdco is accounted for on the equity method. No statement of cash flows has been presented, as Charter (parent company only) had no cash flow activity during the periods presented.

12.  SUBSEQUENT EVENTS:

In October 1999, the Company acquired certain cable systems from InterMedia Capital Partners IV, L.P., InterMedia Partners and affiliates (collectively InterMedia) in a transaction for an aggregate purchase price of $873 million in cash plus adjustments and exchanged company-operated cable systems serving approximately 142,000 customers. At the closing, Charter Holdings retained a cable system serving approximately 30,000 customers for which Charter Holdings was unable to obtain the necessary regulatory approvals. If the necessary regulatory approvals cannot be obtained for the transfer of this system by March 28, 2000, InterMedia could require the Company to pay it $88.2 million in lieu of transferring the retained cable system. If InterMedia has not required the Company to make such payment by October 1, 2000 and the Company is still unable to transfer to InterMedia satisfactory replacement systems by that date because of a failure to obtain the necessary regulatory approvals, the Company could elect to pay InterMedia $88.2 million. In addition, if the Company transfers cash or property other than the retained system to InterMedia, in certain circumstances, the Company must indemnify InterMedia 50% of all taxes and related costs incurred or arising out of any claim that InterMedia suffered tax losses to which it would not have been subject to if the Company had transferred the retained system. The exchange of cable systems will be recorded at the fair value of the systems exchanged.

As a result of the initial public offering in November 1999 as well and the exchange of Charter Holdco equity interests for Charter Class A common stock by the Rifkin and Falcon Communications, L.P. (Falcon) sellers, as of November 30, 1999, the Company's stockholders' equity is as follows:

     - Class A common stock; $.001 par value; 1.5 billion shares authorized, 221,690,584 shares issued and outstanding

     - Class B common stock; $.001 par value; 750 million shares authorized, 50,000 shares issued and outstanding

     - Preferred stock; $.001 par value; 250 million shares authorized; no shares issued and outstanding


In November 1999, Charter Holdco acquired cable systems from Fanch Cablevision L.P. (Fanch), Falcon, and Avalon. These transactions had an aggregate purchase price of $6.7 billion plus adjustments. The purchase price consisted of cash of $4.2 billion, assumed debt of $2.0 billion and the issuance of 20.8 million membership units of Charter Holdco with a value of $550.0 million. All of these membership units were exchanged for Class A common stock of Charter on a one-for-one basis and 1.6 million shares were put to Mr. Allen. All remaining shares held by the Falcon sellers are putable to Mr. Allen for two years.

In June 1999, Charter Holdco entered into an agreement to purchase the cable systems of Bresnan Communications Company Limited Partnership (Bresnan). The purchase price will be paid with a portion of the proceeds from Charter's initial public offering, $1.0 billion of equity of Charter Holdco to be issued to specified sellers in the acquisition, assumed debt (comprised of the existing Bresnan credit facilities and publicly held notes) and borrowings under credit facilities. The Bresnan acquisition is anticipated to close in the first quarter of 2000.

Charter Holdings is contemplating a Rule 144A debt offering of Senior Notes and Senior Discount Notes (the Notes). Upon completion of this offering, Charter Holdings will use the proceeds to repurchase certain notes of Falcon and Avalon related to change of control provisions.

In connection with the offering of the Notes, Charter Holdings and Charter Holdco will effect a number of transactions to transfer recently acquired cable systems and the Bresnan cable systems to be acquired to Charter Holdings. As a result of these transactions, Charter Holdings will become the indirect parent of the Fanch, Avalon, Falcon and Bresnan cable systems. Prior to the sale of the Notes, the Avalon, Falcon, and Fanch transfers will occur. Shortly after the consummation of the Bresnan acquisition, which is expected to be completed in the first quarter of 2000, the Bresnan transfer will occur.

On December 1, 1999, Charter and AT&T entered into a non-binding letter of intent to exchange certain of Charter's cable systems for cable systems owned by AT&T. As part of this transaction, Charter will be required to pay AT&T approximately $108 million in cash. This payment represents the difference in the agreed values of the systems to be exchanged.

        CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                               THREE MONTHS    NINE MONTHS
                                                   ENDED         ENDED
                                                SEPTEMBER 30,  SEPTEMBER 30,
                                                    1998          1998
                                                  --------      --------
REVENUES                                          $ 17,403      $ 32,532
                                                  --------      --------
OPERATING EXPENSES:
     Operating, general and administrative           9,121        17,498
     Depreciation and amortization                   5,925        11,236
     Corporate expense charges--related party          871         1,499
                                                  --------      --------
                                                    15,917        30,233
                                                  --------      --------
          Income from operations                     1,486         2,299
                                                  --------      --------
OTHER INCOME (EXPENSE):
     Interest expense                               (6,212)      (11,831)
     Interest income                                     9            23
     Other, net                                          3             6
                                                  --------      --------
                                                    (6,200)      (11,802)
                                                  --------      --------
          Net loss                                $ (4,714)     $ (9,503)
                                                  ========      ========









  The accompanying notes are an integral part of these consolidated statements.

        CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                             NINE MONTHS
                                                                                                                ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                                 1998
                                                                                                           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                                     $ (9,503)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                                              11,236
         Amortization of non-cash interest expense                                                                     802
     Changes in assets and liabilities, net of effects from acquisitions --
         Accounts receivable, net                                                                                   (1,380)
         Prepaid expenses and other                                                                                   (229)
         Accounts payable and accrued expenses                                                                      15,265
         Payables to manager of cable systems, including deferred management fees                                    1,974
                                                                                                           ---------------
               Net cash provided by operating activities                                                            18,165
                                                                                                           ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                                                     (6,896)
     Payments for acquisitions, net of cash acquired                                                              (167,484)
     Other investing activities                                                                                          8
                                                                                                           ---------------
               Net cash used in investing activities                                                              (174,372)
                                                                                                           ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of long-term debt                                                                                  201,200
     Repayments of long-term debt                                                                                  (48,500)
     Payments for debt issuance costs                                                                               (3,440)
     Capital contributions                                                                                           7,000
                                                                                                           ---------------
               Net cash provided by financing activities                                                           156,260
                                                                                                           ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                               53
CASH AND CASH EQUIVALENTS, beginning of period                                                                         626
                                                                                                           ---------------
CASH AND CASH EQUIVALENTS, end of period                                                                          $    679
                                                                                                           ===============
CASH PAID FOR INTEREST                                                                                            $  9,248
                                                                                                           ===============









   The accompanying notes are an integral part of this consolidated statement.

        CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

Charter Communications Properties Holdings, LLC (CCPH), formerly Charter Communications Properties Holdings, Inc., through its wholly owned cable television operating subsidiary, Charter Communications Properties, LLC (CCP), commenced operations with the acquisition of a cable television system on September 30, 1995. Prior to February 19, 1999, CCPH was wholly owned by Charter Investment, Inc. (Charter Investment).

Effective December 23, 1998, as part of a series of transactions, through which Mr. Allen acquired approximately 94% of Charter Investment, Mr. Allen acquired CCPH for an aggregate purchase price of $211 million, excluding $214 million in debt assumed (the "Paul Allen Transaction"). In conjunction with the Paul Allen Transaction, Charter Investment acquired 100% of the interest it did not already own in CharterComm Holdings, LLC (CharterComm Holdings) and CCA Group (comprised of CCA Holdings Corp., CCT Holdings Corp. and Charter Communications Long Beach Inc.), all cable television operating companies, for $2.0 billion, excluding $1.8 billion in debt assumed from unrelated third parties for fair value. Charter Investment previously managed and owned minority interests in these companies. In February 1999, Charter Investment transferred all of its cable television operating subsidiaries to a wholly owned subsidiary of Charter Communications Holdings, LLC (Charter Holdings), Charter Communications Operating, LLC (Charter Operating). Charter Holdings is a wholly owned subsidiary of Charter Investment. The transfer was accounted for as a reorganization of entities under common control similar to a pooling of interests.

The accompanying financial statements include the accounts of CCPH and its wholly owned cable operating subsidiary CCP, (the Company). The accounts of CharterComm Holdings and CCA Group are not included since these companies were not owned and controlled by Charter Investment prior to December 23, 1998.

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable transmission and distribution facilities, and the cost of new customer installations. The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, and equipment replacement and betterments are capitalized.

Depreciation is provided on the straight-line basis over the estimated useful life of the related assets as follows:

           Cable distribution systems                          3-15 years
           Buildings and leasehold improvements                5-15 years
           Vehicles and equipment                               3-5 years

FRANCHISES

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable systems represent management's best estimate of fair value and generally are amortized using the straight-line method over a period of up to 15 years. The period of 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Company.

OTHER ASSETS

Debt issuance costs are being amortized to interest expense over the term of the related debt. The interest rate cap costs are being amortized over the terms of the agreement, which approximates three years.

IMPAIRMENT OF ASSETS

If the facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

REVENUES

Cable television revenues from basic and premium services are recognized when the related services are provided.

Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the average estimated period that customers are expected to remain connected to the cable television system. In 1998, no installation revenue was deferred, as direct selling costs have exceeded installation revenue.

Fees collected from programmers to guarantee carriage are deferred and amortized to income over the life of the contracts. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. On a monthly basis, such fees are collected from the Company's customers and are periodically remitted to local franchises. Franchise fees collected and paid are reported as revenues.

INTEREST RATE HEDGE AGREEMENTS

The Company manages fluctuations in interest rates by using interest rate hedge agreements, as required by certain debt agreements. Interest rate swaps, caps and collars are accounted for as hedges of debt obligations, and accordingly, the net settlement amounts are recorded as adjustments to interest expense in the period incurred. Premiums paid for interest rate caps are deferred, included in other assets, and are amortized over the original term of the interest rate agreement as an adjustment to interest expense.

The Company's interest rate swap agreements require the Company to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. Interest rate caps and collars are entered into by the Company to reduce the impact of rising interest rates on floating rate debt.

The Company's participation in interest rate hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. Interest rate hedge agreements have been designed for hedging purposes and are not held or issued for speculative purposes.

INCOME TAXES

The Company files a consolidated income tax return with Charter Investment. Income taxes are allocated to the Company in accordance with the tax-sharing agreement between the Company and Charter Investment.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  ACQUISITIONS:

In 1998, the Company acquired cable systems for an aggregate purchase price, net of cash acquired, of $228,400, comprising $167,500 in cash and $60,900 in a note payable to Seller. The excess of cost of properties acquired over the amounts assigned to net tangible assets at the date of acquisition was $207,600 and is included in franchises.

The above acquisitions were accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets have been included in the financial statements from the dates of acquisition. The purchase prices were allocated to tangible and intangible assets based on estimated fair values at the acquisition dates.

Unaudited pro forma operating results as though the acquisitions discussed above, including the Paul Allen Transaction, had occurred on January 1, 1998, with adjustments to give effect to amortization of franchises, interest expense and certain other adjustments are as follows:

                                                                                Period from
                                                                                 January 1,
                                                                               1998, through
                                                                                December 23,
                                                                                   1998
                                                                                ------------
                                                                                (Unaudited)
     Revenues                                                                    $588,760
     Loss from operations                                                         (92,014)
     Net loss                                                                    (192,789)

The unaudited pro forma information has been presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

3.  INCOME TAXES:

Deferred tax assets and liabilities are recognized for the estimated future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred income tax expense or benefit is the result of changes in the liability or asset recorded for deferred taxes. A valuation allowance must be established for any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

No current provision (benefit) for income taxes was recorded. The effective income tax rate is less than the federal rate of 35% primarily due to providing a valuation allowance on deferred income tax assets.

4.  RELATED PARTY TRANSACTIONS:

Charter Investment provides management services to the Company under the terms of contracts which provide for fees from to 3% to 5% of revenues or a flat fee plus an additional fee equal to 30% of the excess, if any, of operating cash flows (as defined in the management agreement). The debt agreements prohibit payment of a portion of such management fees until repayment in full of the outstanding indebtedness. Expenses recognized under the contract for the three months and nine months ended September 30, 1998, were $871 and $1,499, respectively.

The Company utilizes a combination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. The Company is allocated charges monthly based upon its total number of employees, historical claims and medical cost trend rates. Management considers this allocation to be reasonable for the operations of the Company. For the three months and nine months ended September 30, 1998, the Company expensed $102 and $247, respectively, relating to insurance allocations.

The Company employs the services of Charter Investment's National Data Center (the "National Data Center"). The National Data Center performs certain customer billing services and provides computer network, hardware and software support for the Company and other entities managed by Charter Investment. The cost of these services is allocated based on the number of basic customers. Management considers this allocation to be reasonable for the operations of the Company. For the three months and nine months ended September 30, 1998, the Company expensed $15 and $42, respectively, relating to these services.

The entities managed by Charter Investment maintain regional offices. The regional offices perform certain operational services. The cost of these services is allocated based on the number of basic customers. Management considers this allocation to be reasonable for the operations of the Company. For the three months and nine months ended September 30, 1998, the Company expensed $239 and $461, respectively, relating to these services.

5.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

The Company is a party to lawsuits that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

REGULATION IN THE CABLE TELEVISION INDUSTRY

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject to judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry.

The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. As of December 31, 1998, the amount refunded by the Company has been insignificant. The Company may be required to refund additional amounts in the future.

The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Company is unable to justify its basic rates. The Company is unable to estimate at this time the amount of refunds, if any, that may be payable by the Company in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Company does not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations of the Company.

The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulates rates on the cable programming service tier (CPST). The FCC is currently developing permanent regulations to implement the rate deregulation provisions of the 1996 Telecom Act. The Company cannot predict the ultimate effect of the 1996 Telecom Act on the Company's financial position or results of operations.

The FCC may further restrict the ability of cable television operators to implement rate increases or the United States Congress may enact legislation that could delay or suspend the scheduled March 1999 termination of CPST rate regulation. This continued rate regulation, if adopted, could limit the rates charged by the Company.

A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation. The Company is subject to state regulation in Connecticut.

6.  EMPLOYEE BENEFIT PLANS:

APPRECIATION RIGHTS PLAN

Certain employees of Charter Investment participate in the 1995 Charter Communications, Inc. Appreciation Rights Plan (the "Plan"). As a result of the acquisition of Charter Investment by Mr. Allen, the plan was terminated and all amounts were paid by Charter Investment in the fourth quarter of 1998. The cost of this plan was allocated to the Company based on the number of basic customers. Management considers this allocation to be reasonable for the operations of the Company.

7.   ACCOUNTING STANDARD NOT YET IMPLEMENTED:

In June 1998, the financial Accounting Standards Board (FASB) adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings (loss).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Reference is made to the "Certain Trends and Uncertainties" section below in this Management's Discussion and Analysis for a discussion of important factors that could cause actual results to differ from expectations and non-historical information contained herein.

CHARTER COMMUNICATIONS, INC.

On July 22, 1999, Charter Investment, Inc. (Charter Investment), a Company controlled by Paul G. Allen, formed a wholly owned subsidiary, Charter Communications, Inc. (Charter), a Delaware corporation, with a nominal investment.

On November 12, 1999, Charter sold 195.5 million shares of Class A common stock in an initial public offering and 50,000 shares of high vote Class B common stock to Mr. Allen. The net proceeds from the offerings of approximately $3.57 billion were used to purchase membership units of Charter Communications Holding Company LLC (Charter Holdco), except for a portion of the proceeds that were retained by Charter to acquire a portion of the equity interests of Avalon Cable, LLC (Avalon). In exchange for the contribution of the net proceeds of the offering and equity interests acquired, Charter received 195,550,000 membership units of Charter Holdco on November 12, 1999, representing a 100% voting interest and an approximately 40.6% economic interest.

Prior to November 12, 1999, Charter Holdco was owned 100% by Charter Investment and Vulcan Cable III Inc. (Vulcan Cable), both entities controlled by Mr. Allen. Subsequent to November 12, 1999, Mr. Allen controls Charter through his ownership of all of the high vote Class B common stock and Charter controls Charter Holdco through its ownership of all the voting interests. Charter's purchase of 50,000 membership units of Charter Holdco was accounted for as a reorganization of entities under common control similar to a pooling of interests. Accordingly, beginning December 23, 1998, the date Mr. Allen first controlled Charter Holdco, the assets and liabilities of Charter Holdco are reflected in the consolidated financial statements of Charter at Mr. Allen's basis and a minority interest is recorded representing that portion of the economic interests not owned by Charter. For financial reporting purposes, 50,000 of the membership units previously issued by Charter Holdco to companies controlled by Mr. Allen are considered held by Charter effective December 23, 1998, representing an economic interest of less than 1%.

Charter is a holding company whose sole asset is a controlling equity interest in Charter Holdco, a direct and indirect owner of cable systems. Charter and Charter Holdco and its subsidiaries are collectively referred to as the Company.

The Company owns and operates cable systems currently serving approximately 5.5 million customers. The Company offers a full range of traditional cable television services and has begun to offer digital cable television services, interactive video programming and high-speed Internet access.

We do not believe that the historical financial condition and results of operations are accurate indicators of future results because of recent significant events, including:

         (1) the acquisition by Mr. Allen of CCA Group, Charter Communications Properties Holdings, LLC (CCPH) and CharterComm Holdings LLC, referred to together with their subsidiaries as the Charter companies;

         (2) the merger of Marcus Cable Holdings, LLC with and into Charter Holdings;

         (3) the recent and pending acquisitions of Charter Holdings and Charter Holdco and their direct and indirect subsidiaries;

         (4) the refinancing of the previous credit facilities of the Charter companies;

         (5) the purchase of publicly held notes that had been issued by several of the direct and indirect subsidiaries of Charter Holdings and Marcus Holdings; and

         (6) the allocation of substantially all losses to minority interests.

Provided below is a discussion of our organizational history consisting of:

         (1) the operation and development of the Charter companies prior to the acquisition by Mr. Allen, together with the acquisition of the Charter companies by Mr. Allen;

         (2)      the merger of Marcus Holdings with and into Charter Holdings;

         (3)      the recent and pending acquisitions; and

         (4) the initial public offering by Charter Communications, Inc. and acquisitions of Charter Holdco.

ORGANIZATIONAL HISTORY

Prior to the acquisition of the Charter companies by Mr. Allen on December 23, 1998 and the merger of Marcus Holdings with and into Charter Holdings effective April 7, 1999, the cable systems of the Charter and Marcus companies were operated under four groups of companies. Three of these groups were comprised of companies that were managed by Charter Investment prior to the acquisition of the Charter companies by Mr. Allen and the fourth group was comprised of companies that were subsidiaries of Marcus Holdings. Charter Investment started managing Marcus Holdings in October 1998.

The following is an explanation of how:

         (1) CCPH; the operating companies that formerly comprised CCA Group and CharterComm Holdings; and the Marcus companies became wholly owned subsidiaries of Charter Operating;

         (2) Charter Operating became a wholly owned subsidiary of Charter Holdings;

         (3) Charter Holdings became a wholly owned subsidiary of Charter Holdco; and

         (4) Charter Holdco became a wholly owned subsidiary of Charter Investment.

THE CHARTER COMPANIES

Prior to Charter Investment acquiring the remaining interests that it did not previously own in two of the three groups of Charter companies, namely CCA Group and CharterComm Holdings, as described below, the operating subsidiaries of the three groups of Charter companies were parties to separate management agreements with Charter Investment pursuant to which Charter Investment provided management and consulting services. Prior to our acquisition by Mr. Allen, the Charter companies were as follows:

         (1)      CCPH

         CCPH was a wholly owned subsidiary of Charter Investment. The primary subsidiary of CCPH, which owned the cable systems, was Charter Communications Properties, LLC. In connection with Mr. Allen's acquisition on December 23, 1998, CCPH was merged out of existence. CCPH became a direct, wholly owned subsidiary of Charter Investment. In May 1998, CCPH acquired certain cable systems from Sonic Communications, Inc. for a total purchase price, net of cash acquired, of $228.4 million, including $60.9 million of assumed debt.

         (2)      CCA Group

                  The controlling interests in CCA Group were held by affiliates of Kelso & Co. Charter Investment had only a minority interest. Effective December 23, 1998, prior to Mr. Allen's acquisition, the remaining interests it did not previously own in CCA Group were acquired by Charter Investment from the Kelso affiliates. Consequently, the companies comprising CCA Group became wholly owned subsidiaries of Charter Investment.

                  CCA Group consisted of the following three sister companies:

                           (a)      CCT Holdings, LLC,

                           (b)      CCA Holdings, LLC, and

                           (c)      Charter Communications Long Beach, LLC.

         The cable systems were owned by the various subsidiaries of these three sister companies. The financial statements for these three sister companies historically were combined and the term "CCA Group" was assigned to these combined entities. In connection with Mr. Allen's acquisition on December 23, 1998, the three sister companies and some of the non-operating subsidiaries were merged out of existence, leaving certain of the operating subsidiaries owning all of the cable systems under this former group. These operating subsidiaries became indirect, wholly owned subsidiaries of Charter Investment.

         (3)      CharterComm Holdings, LLC

         The controlling interests in CharterComm Holdings were held by affiliates of Charterhouse Group International Inc. Charter Investment had only a minority interest. Effective December 23, 1998, prior to Mr. Allen's acquisition, the remaining interests it did not previously own in CharterComm Holdings were acquired by Charter Investment from the Charterhouse affiliates. Consequently, CharterComm Holdings became a wholly owned subsidiary of Charter Investment.

The cable systems were owned by the various subsidiaries of CharterComm Holdings. In connection with Mr. Allen's acquisition on December 23, 1998, some of the non-operating subsidiaries were merged out of existence, leaving certain of the operating subsidiaries owning all of the cable systems under this former group. CharterComm Holdings was merged out of existence. Charter Communications, LLC became a direct, wholly owned subsidiary of Charter Investment.

In February 1999, Charter Holdings was formed as a wholly owned subsidiary of Charter Investment and Charter Operating was formed as a wholly owned subsidiary of Charter Holdings. All of Charter Investment's direct interests in the entities described above were transferred to Charter Operating. All of the prior management agreements were terminated and a new management agreement was entered into between Charter Investment and Charter Operating.

In May 1999, Charter Holdco was formed as a wholly owned subsidiary of Charter Investment. All of Charter Investment interests in Charter Holdings were transferred to Charter Holdco.

The acquisition by Mr. Allen became effective on December 23, 1998, through a series of transactions in which Mr. Allen acquired approximately 94% of the equity interests of Charter Investment for an aggregate purchase price of $2.2 billion, excluding $2.0 billion in assumed debt. CCPH, the operating companies that formerly comprised CCA Group and CharterComm Holdings were contributed to Charter Operating subsequent to Mr. Allen's acquisition. CCPH deemed to be our predecessor. Consequently, the contribution of CCPH was accounted for as a reorganization under common control. Accordingly, Charter Holdings results of operations for periods prior to and including December 23, 1998 include the accounts of CCPH. The contributions of the operating companies that formerly comprised CCA Group and CharterComm Holdings were accounted for in accordance with purchase accounting. Accordingly, Charter Holdings results of operations for periods after December 23, 1998 include the accounts of CCPH, CCA Group and CharterComm Holdings.

THE MARCUS COMPANIES

In April 1998, Mr. Allen acquired approximately 99% of the non-voting economic interests in Marcus Cable, and agreed to acquire the remaining interests. The owner of the remaining partnership interests retained voting control of Marcus Cable. In October 1998, Marcus Cable entered into a management consulting agreement with Charter Investment, pursuant to which Charter Investment provided management and consulting services to Marcus Cable and its subsidiaries which own cable systems. This agreement placed the Marcus cable systems under common management with the cable systems of the Charter companies acquired by Mr. Allen in December 1998.

In March 1999, all of Mr. Allen's interests in Marcus Cable were transferred to Marcus Holdings, a then newly formed company. Later in March 1999, Mr. Allen acquired the remaining interests in Marcus Cable, including voting control, which interests were transferred to Marcus Holdings. In April 1999, Mr. Allen merged Marcus Holdings into Charter Holdings, and the operating subsidiaries of Marcus Holdings and all of the cable systems they owned came under the ownership of Charter Holdings and, in turn, Charter Operating. For financial reporting purposes, the merger of Marcus Holdings with and into Charter Holdings was accounted for as an acquisition of Marcus Holdings effective March 31, 1999, and accordingly, the results of operations of Marcus Holdings have been included in the consolidated financial statements of Charter Holdco since that date.

RECENT AND PENDING ACQUISITIONS

In 1999, direct or indirect subsidiaries of Charter Holdings acquired Renaissance Media Group LLC (Renaissance), American Cable Entertainment, LLC (American Cable), cable systems of Greater Media Cablevision, Inc.(Greater Media), Helicon Partners I, L.P. and affiliates (Helicon), Vista Broadband Communications, L.L.C.(Vista), a cable system of Cable Satellite of South Miami, Inc.(Cable Satellite), Rifkin Acquisition Partners, L.L.L.P. and InterLink Communications, LLLP (collectively Rifkin), and cable systems of InterMedia Partners and affiliates (collectively InterMedia) for a total purchase price of approximately $4.3 billion which included assumed debt of $354 million. These acquisitions were funded through excess cash from the issuance by Charter Holdings of senior notes, borrowings under the Charter Operating credit facilities, capital contributions to Charter Holdings by Mr. Allen and the assumption of the outstanding Renaissance, Helicon and Rifkin notes.

As part of the transaction with InterMedia, we agreed to "swap" some of our non-strategic cable systems located in Indiana, Montana, Utah and northern Kentucky, representing 142,000 basic customers. The InterMedia systems serve approximately 413,000 customers in Georgia, North Carolina, South Carolina and Tennessee. We have transferred cable systems with 112,000 customers to InterMedia in connection with this swap. A cable system with customers totaling 30,000 has yet to be transferred pending the necessary regulatory approvals. If the necessary regulatory approvals cannot be obtained for the transfer of this system by March 28, 2000, InterMedia could require us to pay it $88.2 million in lieu of transferring the retained cable system. If InterMedia has not required us to make such payment by October 1, 2000 and we are still unable to transfer to InterMedia satisfactory replacement systems by that date because of a failure to obtain the necessary regulatory approvals, we could elect to pay InterMedia $88.2 million. In addition, if we transfer cash or property other than the retained system to InterMedia, in certain circumstances, we must indemnify InterMedia 50% of all taxes and related costs incurred or arising out of any claim that InterMedia suffered tax losses to which it would not have been subject to if we had transferred the retained system. The exchange of cable systems will be recorded at the agreed value of the systems exchanged.

In addition to these acquisitions, since the beginning of 1999, Charter Holdco acquired Avalon Cable LLC (Avalon), Cable systems of Fanch Cablevision L.P. and affiliates (collectively Fanch), and Falcon Communications, L.P. (Falcon) cable systems and entered into a definitive agreement to acquire the Bresnan Communications Company Limited Partnership (Bresnan) cable systems. All of these acquisitions are set forth in the table below. The Avalon, Fanch and Falcon purchase prices were paid with the net proceeds of the initial public offering, an equity contribution to Charter Holdco by Mr. Allen through Vulcan Cable, borrowings under credit facilities, and the assumption of outstanding notes issued by Avalon and Falcon. The Bresnan acquisition will be financed with a portion of the proceeds from Charter's initial public offering, borrowings under credit facilities, equity to be issued to specific sellers in the acquisition and assumed debt (comprised of the Bresnan credit facilities and publicly held notes). We intend to amend and assume the existing Bresnan credit facilities. Not all of the funding necessary to purchase the Bresnan notes that we expect will be put to us has been arranged.

Under the Falcon purchase agreement, specified Falcon sellers received $550.0 million of the Falcon purchase price in the form of 20.8 million membership units in Charter Holdco. All of the membership units were exchanged for Class A common stock of Charter on a one-for-one basis and 1.6 million shares were put to Mr. Allen. Under the Bresnan purchase agreement, the Bresnan sellers have agreed to receive $1.0 billion of the Bresnan purchase price in the form of membership units in Charter Holdco. In addition, certain Rifkin sellers received $133.3 million of the purchase price in the form of preferred equity of Charter Holdco. In November 1999, the Rifkin Sellers exchanged $130.3 million preferred interests for Class A common stock of Charter. Under the Helicon purchase agreement, $25 million of the purchase price was paid in the form of preferred limited liability company interests of Charter-Helicon, LLC, a direct wholly owned subsidiary of Charter Communications, LLC, itself an indirect subsidiary of Charter Holdco.


                                                                  PURCHASE       BASIC SUBSCRIBERS
                                                ACQUISITION         PRICE              AS OF
ACQUISITION                                        DATE         (IN MILLIONS)   SEPTEMBER 30, 1999
-----------                                        ----         -------------   ------------------

Renaissance ......................                   4/99     $        459               132,000
American Cable ...................                   5/99              240                69,000
Greater Media systems ............                   6/99              500               174,000
Helicon  .........................                   7/99              550               172,000
Vista    .........................                   7/99              126                27,000
Cable Satellite...................                   8/89               22                 9,000
Rifkin   .........................                   9/99            1,460               464,000
InterMedia systems................                  10/99              873+              413,000
                                                              systems swap              (142,000)(a)
                                                                                    ------------
                                                                                         271,000
                                                                                    ------------
Avalon (b)........................                  11/99              845               261,000
Fanch    .........................                  11/99            2,400               538,000
Falcon   .........................                  11/99            3,481             1,004,000
Bresnan  .........................           1st Qtr 2000            3,100               687,000
                                                              ----------------      ------------
         Total....................                            $     14,056             3,808,000
                                                              ================      ============


(a) Represents the number of basic customers served by cable systems that we agreed to transfer to InterMedia. This number includes 30,000 basic customers served by an Indiana cable television system that we did not transfer at the time of the InterMedia closing because necessary regulatory approvals were still pending.

(b) Includes approximately 5,400 customers served by cable systems that we will acquire from certain former affiliates of Avalon. We expected the acquisition of these systems to be completed in January 2000. The $845 million purchase price for Avalon includes the purchase price for these systems of approximately $13 million.

The systems acquired pursuant to these recent and pending acquisitions served, in the aggregate, approximately 3.8 million customers as of September 30, 1999. On December 1, 1999, Charter and AT&T entered into a non-binding letter of intent to exchange certain of Charter's cable systems for cable systems owned by AT&T. As part of this transaction, we will be required to pay to AT&T approximately $108 million in cash. This payment represents the difference in the agreed values of the systems to be exchanged. In addition, we are negotiating with several other potential acquisitions and swapping candidates whose systems would further complement our regional operating clusters.


CHARTER COMMUNICATIONS, INC. INITIAL PUBLIC OFFERING

The sale of shares of Class A common stock in the initial public offering and the sale of the shares of Class B common stock in November 1999 to Mr. Allen, will affected us in many ways, including the following:

- Our Management. The current management agreement between Charter Operating and Charter Investment was amended and assigned from Charter Investment to Charter. Charter and Charter Holdco entered into a new agreement relating to the management of the cable systems of the subsidiaries of Charter Holdco. In addition, Charter Investment and Charter entered into a mutual services agreement.

- Option Plan. After the offering, each membership unit in Charter Holdco received as a result of an exercise of an option issued under the Charter Holdco option plan will automatically be exchanged for one share of Class A common stock of Charter.

- Business Activities. Upon the completion of the offering, we are not permitted to engage in any business activity other than the cable transmission of video, audio and data unless Mr. Allen first consents to our pursuing that particular business activity.

- Special Loss Allocation. Charter Holdco's operating agreement provides that through the end of 2003, tax losses of Charter Holdco that would otherwise have been allocated to Charter based generally on its percentage equity interest will be allocated instead to the membership units held by Vulcan Cable and Charter Investment. The operating agreement also provides that beginning at the time that Charter Holdco first becomes profitable, tax profits (as determined under applicable tax accounting rules for determining book profits) that would otherwise have been allocated to Charter based generally on its percentage equity interest will instead be allocated to the membership units held by Vulcan Cable and Charter Investment. The purpose of these arrangements is to allow Mr. Allen to take advantage, for tax purposes, of the losses expected to be generated by Charter Holdco. These arrangements should not have a material affect our results of operations.

OVERVIEW

Approximately 87% of our historical revenues for the nine months ended September 30, 1999, are attributable to monthly subscription fees charged to customers for our basic, expanded basic and premium cable television programming services, equipment rental and ancillary services provided by our cable systems. In addition, we derive other revenues from installation and reconnection fees charged to customers to commence or reinstate service, pay-per-view programming, where users are charged a fee for individual programs requested, advertising revenues and commissions related to the sale of merchandise by home shopping services. We have generated increased revenues in each of the past three fiscal quarters, primarily through internal customer growth, basic and expanded tier rate increases and acquisitions as well as innovative marketing. We are beginning to offer our customers several other services, which are expected to contribute to our revenues. One of these services is digital cable, which provides subscribers with additional programming options. We are also offering high speed Internet access to the World Wide Web through cable modems. Cable modems can be attached to personal computers so that users can send and receive data over cable systems. Our television based Internet access allows us to offer the services provided by WorldGate Communications, Inc., which offers users TV-based e-mail and other Internet access.

Our expenses primarily consist of operating costs, general and administrative expenses, depreciation and amortization expense and management fees/corporate expense charges. Operating costs primarily include programming costs, cable service related expenses, marketing and advertising costs, franchise fees and expenses related to customer billings. Programming costs account for approximately 44% of our operating costs and general and administrative expenses for the nine months ended September 30, 1999. Programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to customers, increased cost to produce or purchase cable programming, inflation and other factors affecting the cable television industry. In each year we have operated, our costs to acquire programming have exceeded customary inflationary increases. Significant factors with respect to increased programming costs are the rate increases and surcharges imposed by national and regional sports networks directly tied to escalating costs to acquire programming for professional sports packages in a competitive market. We have benefited in the past from our membership in an industry cooperative that provides members with volume discounts from programming networks. We believe our membership has minimized increases in our programming costs relative to what the increases would otherwise have been. We also believe that we should derive additional discounts from programming networks due to our increased size. Finally, we were able to negotiate favorable terms with premium networks in conjunction with the premium packages, which minimized the impact on margins and provided substantial volume incentives to grow the premium category. Although we believe that we will be able to pass future increases in programming costs through to customers, there can be no assurance that we will be able to do so.

General and administrative expenses primarily include accounting and administrative personnel and professional fees. Depreciation and amortization expense relates to the depreciation of our tangible assets and the amortization of our franchise costs. Management fees/corporate expense charges are fees paid to or charges from Charter Investment, Inc. for corporate management and consulting services. Charter Holdings records actual corporate expense charges incurred by Charter on behalf of Charter Holdings. Prior to the acquisition of us by Mr. Allen, the CCA Group and CharterComm Holdings recorded management fees payable to Charter Investment, Inc. equal to 3.0% to 5.0% of gross revenues plus certain expenses. In October 1998, Charter Investment began managing the cable operations of Marcus Holdings under a management agreement, which was terminated in February 1999 and replaced by a master management fee arrangement. The Charter Operating credit facilities limit management fees to 3.5% of gross revenues.

In connection with our initial public offering in November 1999, the existing management agreement between Charter Investment and Charter Operating was assigned to Charter and Charter entered into a new management agreement with Charter Holdco. These management agreements are substantially similar to the previous management agreement with Charter Operating except that Charter is only entitled to receive reimbursement of its expenses as consideration for its provision of management services.

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. The principal reasons for our prior and anticipated net losses include depreciation and amortization expenses associated with our acquisitions, capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

RESULTS OF OPERATIONS

The following discusses the results of operations for:

       (1) Charter Communications Properties Holdings for the nine months ended September 30, 1998, and

       (2) Charter Communications, Inc. comprised of the following for the nine months ended September 30, 1999:

           - Charter Communications Properties Holdings, CCA Group and CharterComm Holdings for the entire period.
           - Marcus Holdings for the period from March 31, 1999 (the date Mr. Allen acquired voting control) through September 30, 1999.
           - Renaissance Media Group LLC for the period from April 30, 1999
             (the acquisition  date) through  September 30, 1999.
           - American Cable Entertainment, LLC for the period from May 7, 1999 (the acquisition date) through September 30, 1999.
           - Cable systems of Greater Media Cablevision, Inc. for the period from June 30, 1999 (the acquisition date) through September 30, 1999.
           - Helicon Partners I, L.P. and affiliates for the period from July
             30, 1999 (the acquisition date) through September 30, 1999.
           - Vista Broadband Communications, L.L.C. for the period from July
             30, 1999 (the acquisition  date) through September 30, 1999.
           - Cable television system of Cable Satellite of South Miami, Inc.
             for the period from August 4, 1999 (the acquisition date) through September 30, 1999.
           - Rifkin Acquisition Partners, L.L.L.P. and InterLink Communications Partners, LLLP for the period from September 13, 1999
             (the acquisition date) through September 30, 1999.
           - No operating results are included for the InterMedia, Falcon, Fanch or Avalon systems as they were acquired after September 30, 1999.

The following table sets forth the percentages of revenues that items in the unaudited statements of operations constitute for the indicated periods.


                                                                         Three Months Ended September 30
                                                            -----------------------------------------------------------
                                                                       1999                            1998
                                                            ---------------------------     ---------------------------
                                                                          (dollars in thousands, except
                                                                                 per share data)
                                                                                              Charter Communications
                                                        Charter Communications,              Properties Holdings, LLC
                                                         Inc. and Subsidiaries                    and Subsidiaries
                                                        -----------------------             ---------------------------
STATEMENT OF OPERATIONS
Revenues                                                  $      376,189            100.0%  $     17,403         100.0%
                                                          --------------    --------------  ------------       -------
Operating expenses:
    Operating, general and administrative                        194,716              51.8         9,121          52.4
    Depreciation and amortization                                191,439              50.9         5,925          34.0
    Stock option compensation expense                             21,094               5.6           ---           ---
    Management fees/corporate expense charges                      7,236               1.9           871           5.0
                                                          --------------    --------------  ------------    ----------
    Total operating expenses                                     414,485             110.2        15,917          91.4
                                                          --------------    --------------  ------------    ----------
Income (loss) from operations                                    (38,296)            (10.2)        1,486           8.6
Interest income                                                    8,241               2.2                         0.1
Interest expense                                                (131,081)            (34.8)       (6,212)        (35.7)
Other income                                                      (3,017)             (0.8)            3           ---
                                                          --------------    --------------  ------------    ----------
    Loss before minority interest in loss of subsidiary         (164,153)            (43.6)       (4,714)        (27.0)
Minority interest in loss of subsidiary                          164,118              43.6           ---           ---
                                                          --------------    --------------  ------------    ----------
    Net loss                                              $          (35)              0.0% $     (4,714)        (27.0)%
                                                          ==============    ==============  ============    ==========
   Loss per share                                         $        (0.70)
                                                          ==============

PERIOD FROM JULY 1, 1999 THROUGH SEPTEMBER 30, 1999
COMPARED TO PERIOD FROM JULY 1, 1998 THROUGH SEPTEMBER 30, 1998

REVENUES. Revenues increased by $358.8 million, from $17.4 million for the period from July 1, 1998 through September 30, 1998 to $376.2 million for the period from July 1, 1999 through September 30, 1999. The increase in revenues primarily resulted from the acquisitions of CCA Group and CharterComm Holdings, Marcus Holdings and other recent acquisitions. Additional revenues from these entities included for the period from July 1, 1999 through September 30, 1999 were $151.0 million, $133.0 million and $74.6 million, respectively.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased by $185.6 million, from $9.1 million for the period from July 1, 1998 through September 30, 1998 to $194.7 million for the period from July 1, 1999 through September 30, 1999. This increase was due primarily to the acquisitions of the CCA Group and CharterComm Holdings, Marcus Holdings and other recent acquisitions. Additional operating, general and administrative expenses from these entities included for the period from July 1, 1999 through September 30, 1999 were $76.2 million, $70.9 million and $39.2 million, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $185.5 million, from $5.9 million for the period from July 1, 1998 through September 30, 1998 to $191.4 million for the period from July 1, 1999 through September 30, 1999. There was a significant increase in amortization expense resulting from the acquisitions of the CCA Group and CharterComm Holdings, Marcus Holdings and other recent acquisitions. Additional depreciation and amortization expense from these entities included for the period from July 1, 1999 through September 30, 1999 were $78.9 million, $68.3 million and $38.7 million, respectively.

STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense for the period from July 1, 1999 through September 30, 1999 was $21.1 million due to the granting of options to employees in December 1998, February 1999 and April 1999. The exercise prices of the options are less than the estimated fair values of the underlying membership units on the date of grant, resulting in compensation expense accrued over the vesting period of each grant that varies from four to five years.

MANAGEMENT FEES/CORPORATE EXPENSE CHARGES. Management fees/corporate expense charges increased by $6.4 million, from $0.9 million for the period from July 1, 1998 through September 30, 1998 to $7.2 million for the period from July 1, 1999 through September 30, 1999. The increase from the period from July 1, 1998 through September 30, 1998 compared to the period from July 1, 1999 through September 30, 1999 was the result of the acquisitions of CCA Group and CharterComm Holdings, Marcus Holdings and other recent acquisitions.

INTEREST INCOME. Interest income increased by $8.2 million from $9,000 for the period from July 1, 1998 to September 30, 1998 to $8.2 million for the period from July 1, 1999 through September 30, 1999. The increase was primarily due to investing excess cash that resulted from required credit facilities drawdowns.

INTEREST EXPENSE. Interest expense increased by $124.9 million, from $6.2 million for the period from July 1, 1998 through September 30, 1998 to $131.1 million for the period from July 1, 1999 through September 30, 1999. This increase resulted primarily from interest on the notes and credit facilities used to finance the acquisitions of CCA Group and CharterComm Holdings, Sonic, Marcus Holdings and other recent acquisitions.

MINORITY INTEREST IN LOSS OF SUBSIDIARY. Minority interest in loss of subsidiary is $164.1 million for the period from July 1, 1999 through September 30, 1999. The minority interest represents the ownership in Charter Holdco by entities other than Charter. For financial reporting purposes, 50,000 of the membership units in Charter Holdco previously issued to companies controlled by Mr. Allen are considered held by Charter during the entire period.

NET LOSS. Net loss decreased by $4.7 million, from $4.7 million for the period from July 1, 1998 through September 30, 1998 to $35,000 for the period from July 1, 1999 through September 30, 1999. The decrease is primarily due to recording minority interest in loss of subsidiary for periods ending after December 23, 1998.

LOSS PER SHARE. Loss per share is $0.70 for three months ended September 30, 1999. Loss per share is computed using the 50,000 shares that are considered outstanding during the entire period.


                                                                          Nine Months Ended September 30
                                                            -----------------------------------------------------------
                                                                       1999                            1998
                                                            ---------------------------     ---------------------------
                                                                          (dollars in thousands, except
                                                                                 per share data)

                                                                                               Charter Communications
                                                        Charter Communications, Inc.          Properties Holdings, LLC
                                                               and Subsidiaries                   and Subsidiaries
                                                        ----------------------------          ------------------------
STATEMENT OF OPERATIONS
Revenues                                                 $       845,182             100.0% $     32,532          100.0%
                                                         ---------------    --------------  ------------       --------
Operating expenses:
    Operating, general and administrative                        436,057              51.6        17,498           53.8
    Depreciation and amortization                                441,391              52.2        11,236           34.5
    Stock option compensation expense                             59,288               7.0           ---            ---
    Management fees/corporate expense charges                     18,309               2.2         1,499            4.6
                                                          --------------    --------------  ------------       --------
    Total operating expenses                                     955,045             113.0        30,233           92.9
                                                          --------------    --------------  ------------       --------
Income (loss) from operations                                   (109,863)            (13.0)        2,299            7.1
Interest income                                                   18,326               2.2            23            0.1
Interest expense                                                (288,750)            (34.2)      (11,831)         (36.4)
Other income (expense)                                              (177)              ---             6            ---
                                                          --------------    --------------  ------------       --------
    Loss before extraordinary item                              (380,464)            (45.0)       (9,503)         (29.2)
Extraordinary item-loss from early extinguishment of
debt                                                               7,794               0.9           ---            ---
    Loss before minority interest in loss of              --------------    --------------  ------------       --------
    subsidiary                                                  (388,258)            (45.9)       (9,503)         (29.2)
Minority interest in loss of subsidiary                          388,161              45.9           ---            ---
                                                          --------------    --------------  ------------       --------
    Net loss                                              $          (97)              0.0% $     (9,503)         (29.2)%
                                                          ==============    ==============  ============       ========
     Loss per share                                       $        (1.94)
                                                          ==============





PERIOD FROM JANUARY 1, 1999 THROUGH SEPTEMBER 30, 1999
COMPARED TO PERIOD FROM JANUARY 1, 1998 THROUGH SEPTEMBER 30, 1998

REVENUES. Revenues increased by $812.7 million, from $32.5 million for the first nine months of 1998 to $845.2 million for the first nine months of 1999. The increase in revenues primarily resulted from the acquisitions of CCA Group and CharterComm Holdings, Sonic, Marcus Holdings and other recent acquisitions. Additional revenues from these entities included for the period ended September 30, 1999 were $439.3 million, $26.2 million, $261.2 million and $90.7 million, respectively.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased by $418.6 million, from $17.5 million for the period from January 1, 1998 through September 30, 1998 to $436.1 million for the period from January 1, 1999 through September 30, 1999. This increase was due primarily to the acquisitions of the CCA Group and CharterComm Holdings, Sonic, Marcus Holdings and other recent acquisitions. Additional operating, general and administrative expenses from these entities included for the period ended September 30, 1999 were $221.1 million, $13.7 million, $140.4 million and $46.8 million, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $430.2 million, from $11.2 million for the period from January 1, 1998 through September 30, 1998 to $441.4 million for the period from January 1, 1999 through September 30, 1999. There was a significant increase in amortization expense resulting from the acquisitions of the CCA Group and CharterComm Holdings, Sonic, Marcus Holdings and other recent acquisitions. Additional depreciation and amortization expense from these entities included for the period ended September 30, 1999 were $244.0 million, $5.3 million, $133.9 million and $47.3 million, respectively.

STOCK OPTION COMPENSATION EXPENSE. Stock option compensation expense for the period from January 1, 1999 through September 30, 1999 was $59.3 million due to the granting of options to employees in December 1998, February 1999 and April 1999. The exercise prices of the options are less than the estimated fair values of the underlying membership units on the date of grant, resulting in compensation expense accrued over the vesting period of each grant that varies from four to five years.

MANAGEMENT FEES/CORPORATE EXPENSE CHARGES. Management fees/corporate expense charges increased by $16.8 million, from $1.5 million for the period from January 1, 1998 through September 30, 1998 to $18.3 million for the period from January 1, 1999 through September 30, 1999. The increase from the period from January 1, 1998 through September 30, 1998 compared to the period from January 1, 1999 through September 30, 1999 was the result of the acquisitions of CCA Group and CharterComm Holdings, Sonic, Marcus Holdings and other recent acquisitions.

INTEREST INCOME. Interest income increased by $18.3 million from $23,000 for the period from January 1, 1998 to September 30, 1998 to $18.3 million for the period from January 1, 1999 to September 30, 1999. The increase was primarily due to investing excess cash that resulted from required credit facilities drawdowns.

INTEREST EXPENSE. Interest expense increased by $276.9 million, from $11.8 million for the period from January 1, 1998 through September 30, 1998 to $288.8 million for the period from January 1, 1999 through September 30, 1999. This increase resulted primarily from interest on the notes and credit facilities used to finance the acquisitions of CCA Group and CharterComm Holdings, Marcus Holdings and other recent acquisitions.

MINORITY INTEREST IN LOSS OF SUBSIDIARY. Minority interest in loss of subsidiary is $388.2 million, for the period from January 1, 1999 through September 30, 1999. The minority interest represents the ownership in Charter Holdco by entities other than Charter. For financial reporting purposes, 50,000 of the membership units in Charter Holdco previously issued to companies controlled by Mr. Allen are considered held by Charter during the entire period.

NET LOSS. Net loss decreased by $9.4 million, from $9.5 million for the period from January 1, 1998 through September 30, 1998 to $97,000 for the period from January 1, 1999 through September 30, 1999. The decrease is primarily due to recording minority interest in loss of subsidiary for periods ending after December 23, 1998.

LOSS PER SHARE. Loss per share is $1.94 for the nine months ended September 30, 1999. Loss per share is computed using the 50,000 shares that are considered outstanding during the entire period.

OUTLOOK

Our business strategy emphasizes the increase of our operating cash flow by increasing our customer base and the amount of cash flow per customer. We believe that there are significant advantages in increasing the size and scope of our operations, including:

     - improved economies of scale in management, marketing, customer service, billing and other administrative functions;
     - reduced costs for our cable systems and our infrastructure in general;
     - increased leverage for negotiating programming contracts; and
     - increased influence on the evolution of important new technologies affecting our business.

We seek to "cluster" cable systems in suburban and ex-urban areas surrounding selected metropolitan markets. We believe that such "clustering" offers significant opportunities to increase operating efficiencies and to improve operating margins and cash flow by spreading fixed costs over an expanding subscriber base. In addition, we believe that by concentrating "clusters" in markets, we will be able to generate higher growth in revenues and operating cash flow. Through strategic acquisitions and "swaps" of cable systems, we seek to enlarge the coverage of our current areas of operations, and, if feasible, develop "clusters" in new geographic areas within existing regions. Swapping of cable systems allows us to trade systems that do not coincide with our operating strategy while gaining systems that meet our objectives. Several significant swaps have been announced. These swaps have demonstrated the industry's trend to cluster operations. To date, Charter Holdings has participated in one swap in connection with the InterMedia transaction. In addition, Charter entered into a letter of intent to exchange certain of its cable systems for cable systems owned by AT&T.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant cash to fund acquisitions, capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, equity contributions, and borrowings under our credit facilities and debt and equity financings.

Our historical cash flows from operating activities for the three and nine months ended September 30, 1999 were $120 and $266 million, respectively.

CAPITAL EXPENDITURES

We have substantial ongoing capital expenditure requirements. We make capital expenditures primarily to upgrade, rebuild and expand our cable systems, as well as for system maintenance, the development of new products and services, and converters. Converters are set-top devices added in front of a subscriber's television receiver to change the frequency of the cable television signals to a suitable channel. The television receiver is then able to tune and to allow access to premium service.

Upgrading our cable systems will enable us to offer new products and services, including digital television, additional channels and tiers, expanded pay-per-view options, high-speed Internet access and interactive services.

Capital expenditures for 1999, pro forma for recent acquisitions and the pending Bresnan acquisition, are expected to be approximately $1.048 billion. For the nine months ended September 30, 1999, we made capital expenditures, excluding the acquisition of cable systems, of $385 million. The majority of the capital expenditures related to rebuilding existing cable systems. Those expenditures were funded from cash flows from operations and borrowings under our credit facilities.

For the period from January 1, 2000 to December 31, 2002, we plan to spend approximately $5.6 billion for capital expenditures, approximately $3.1 billion of which will be used to upgrade and rebuild our systems to bandwidth capacity of 550 megahertz or greater and add two-way capability, so that we may offer advanced services. The remaining $2.5 billion will be used for extensions of systems, development of new products and services, converters and system maintenance. Capital expenditures for 2000, 2001 and 2002 are expected to be approximately $1.6 billion, $2.0 billion and $2.0 billion, respectively. We currently expect to finance approximately 80% of the anticipated capital expenditures with cash generated from operations and approximately 20% with additional borrowings under credit facilities. We cannot assure you that these amounts will be sufficient to accomplish our planned system upgrade, expansion and maintenance. This could adversely affect our ability to offer new products and services and compete effectively, and could adversely affect our growth, financial condition and results of operations.


FINANCING ACTIVITIES

CHARTER HOLDINGS NOTES. On March 17, 1999, Charter Holdings and Charter Capital issued $3.6 billion principal amount of senior notes, consisting of $600 million in aggregate principal amount of 8.250% Senior Notes due in 2007, $1.5 billion in aggregate principal amount of 8.625% Senior Notes due in 2009 and $1.475 billion in aggregate principal amount at maturity of 9.920% Senior Discount Notes due 2011. The net proceeds of approximately $2.99 billion, combined with the borrowings under Charter Operating's credit facilities, were used to consummate tender offers for publicly held debt of several of our subsidiaries, as described below, refinance borrowings under our previous credit facilities and for working capital purposes and to finance a number of recent acquisitions.

Semi-annual interest payments with respect to the 8.250% notes and the 8.625% notes will be approximately $89.4 million, commencing with the first payment on October 1, 1999. No interest on the 9.920% notes will be payable prior to April 1,

2004. Thereafter, semi-annual interest payments on the three series of senior notes will be approximately $162.6 million in the aggregate, commencing on October 1, 2004. Charter Holdings and its wholly owned subsidiary, Charter Communications Holdings Capital Corporation, in September 1999, completed an offer to exchange the senior notes they issued in March 1999 for senior notes with substantially similar terms, except that the new notes are registered and are not subject to restrictions on transfer. With the exception of $120,000 principal amount of the 8.625% notes, all of the Charter Holdings notes were exchanged for new notes. As of September 30, 1999, $2.1 billion was outstanding under the 8.250% and 8.625% notes, and the accreted value of the 9.920% notes was $954.1 million.

Concurrently with the issuance of the Charter Holdings notes, we refinanced substantially all of our previous credit facilities and Marcus Cable Operating Company, L.L.C.'s credit facilities with new credit facilities entered into by Charter Operating. In February and March 1999, we commenced cash tender offers to purchase the 14% senior discount notes issued by Charter Communications Southeast Holdings, LLC, the 11.25% senior notes issued by Charter Communications Southeast, LLC, the 13.50% senior subordinated discount notes issued by Marcus Cable Operating Company, L.L.C., and the 14.25% senior discount notes issued by Marcus Cable. All notes, except for $1.1 million in principal amount, were paid off for an aggregate amount of $1.0 billion. The remaining $1.1 million of such notes were repaid in September 1999.

CHARTER OPERATING CREDIT FACILITIES. Charter Operating's credit facilities provide for two term facilities, Term A with a principal amount of $1.0 billion that matures in September 2008, and Term B with the principal amount of $1.85 billion that matures in March 2009. The Charter Operating credit facilities also provide for a $1.25 billion revolving credit facility with a maturity date of September 2008. As of September 30, 1999, approximately $2.85 billion was outstanding and $1.25 billion was available for borrowing under Charter Operating's credit facilities. In addition, an uncommitted incremental term facility of up to $500 million with terms similar to the terms of Charter Operating's credit facilities is permitted under these credit facilities, but will be conditioned on receipt of additional new commitments from existing and new lenders. The Company borrowed $520 million under the revolving credit facility on October 1, 1999 to complete the acquisition of the InterMedia systems. In addition, the Company borrowed approximately $269 million in the aggregate under the revolving credit facility to retire the Rifkin Notes and the Helicon Notes during October 1999 and November 1999, respectively.

Amounts under Charter Operating's credit facilities bear interest at a base rate or a Eurodollar rate, plus a margin up to 2.75%. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of Term A and the revolving credit facility. The weighted average interest rate for outstanding debt on September 30, 1999 was 7.6%. Furthermore, Charter Operating has entered into interest rate protection agreements to reduce the impact of changes in interest rates on our debt outstanding under its credit facilities.

RENAISSANCE NOTES. We acquired Renaissance in April 1999. The Renaissance 10% senior discount notes due April 2008 had a $163.2 million principal amount at maturity outstanding and $100.0 million accreted value upon issuance. The Renaissance notes do not require the payment of interest until April 15, 2003. From and after April 15, 2003, the Renaissance notes bear interest, payable semi-annually in cash, on each April 15 and October 15, commencing October 15, 2003. The Renaissance notes are due on April 15, 2008. Due to the change of control of Renaissance, an offer to repurchase the Renaissance notes was made at 101% of their accreted value, plus accrued and unpaid interest, on June 28, 1999. Of the $163.2 million face amount of Renaissance notes outstanding, $48.8 million were repurchased. As of September 30, 1999, the accreted value of the Renaissance notes that remain outstanding was approximately $83.8 million.

HELICON NOTES. We acquired Helicon in July 1999. As of September 30, 1999, Helicon had outstanding $115.0 million in principal amount of 11% senior secured notes due 2003. On November 1, 1999, we redeemed all of the Helicon notes at a purchase price equal to 103% of their principal amount, plus accrued interest, for $124.8 million.

RIFKIN NOTES. We acquired Rifkin in September 1999. As of September 30, 1999, Rifkin had $125.0 million outstanding in principal amount of 11 1/8% senior subordinated notes due 2006. In September 1999, we commenced an offer to repurchase any and all of the outstanding Rifkin notes, together with a $3.0 million promissory note payable, for cash at a premium over the principal amounts. Notes with a total outstanding principal amount of $124.1 million were repurchased for a total of $140.6 million, including a consent fee of $30 per $1,000 to the holders who delivered timely consents to amend the indenture governing those notes to eliminate substantially all of the restrictive covenants. We repurchased the promissory note for $3.4 million.

FALCON DEBENTURES. Falcon has outstanding publicly held debt comprised of 8.375% senior debentures due 2010 and 9.285% senior discount debentures due 2010. As of September 30, 1999, $375.0 million total principal amount of 8.375% debentures were outstanding and the accreted value of the 9.285% debentures was approximately $315.7 million. In November 1999, we paid off all of Falcon's 11.56% subordinated notes due on 2001 for a total of $15.0 million. Interest on the Falcon 8.375% debentures is payable semi-annually on April 15 and October 15 of each year. No interest on the Falcon 9.285% debentures will be payable prior to April 15, 2003. From and after April 15, 2003, the issuers of the Falcon 9.285% debentures may elect to commence accrual of cash interest payment on any date, and the interest will be payable semi-annually in cash on each April 15 and October 15 thereafter.

On December 10, 1999, we commenced the Falcon Change of Control Offers and have offered to repurchase the Falcon debentures at purchase prices of 101% of principal amount, plus unpaid and accrued interest, or accreted value, ass applicable. Because the Falcon debentures are trading at or near the change of control repurchase prices we expect that the Falcon debentures will be put to us. The Falcon Change of Control Offers will remain open until February 3, 2000. We intend to finance the Falcon Change of Control Offers with a portion of the proceeds of the anticipated issuance additional notes by Charter Holdings and Charter Capital in early 1999.

FALCON CREDIT FACILITIES. In connection with the Falcon acquisition, we have amended and restated, the existing Falcon credit facilities providing for available borrowing capacity of $1.25 billion. As of November 30, 1999, $846.8 million was outstanding and $405.2 million was available for borrowing under these credit facilities.

AVALON NOTES. Avalon has 11.875% senior discount notes due 2008 and 9.375% senior subordinated notes due 2008. As of September 30, 1999, the accreted value of the Avalon 11.875% senior discount notes was $121.6 and $150.0 million in total principal 9 3/8% senior subordinated notes remained outstanding. Before December 1, 2003, there will be no payments of cash interest on the 11 7/8% senior discount notes. After December 1, 2003, cash interest on the 11 7/8% senior discount notes will be payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2004. Interest on the 9 3/8% senior subordinated notes is payable semi-annually on June 1 and December 1 of each year.

On December 3, 1999, we commenced the Avalon Change of Control Offer with respect to the Avalon 9.375% notes and a change of control repurchase offer with respect to the Avalon 11.875% notes at purchase prices of 101% of principal amount or accreted value, as applicable. Because the Avalon 9.375% senior subordinated notes are trading at or near the change of control repurchase price we expect these notes to be put to us. Because the Avalon 11.875% notes have been trading above the change of control repurchase price, we do not expect these notes to be put to us. These change of control repurchase offers will remain open until January 26, 2000. We intend to finance the Avalon Change of Control Offer with a portion of the proceeds of the anticipated issuance additional notes by Charter Holdings and Charter Capital in early 1999.

AVALON CREDIT FACILITIES. The Avalon credit facilities have maximum borrowings of $300.0 million, consisting of a revolving facility in the amount of $175.0 million and a term loan B in the amount of $125.0 million. We borrowed $165.0 million under the Avalon credit facilities to fund a portion of the Avalon purchase price.

FANCH CREDIT FACILITIES. The Fanch credit facilities have maximum borrowings of $1.2 billion of which we used $850.0 million to fund a portion of the Fanch purchase price.

BRESNAN NOTES. Bresnan has 8% senior notes due 2009 and 9 1/4% senior discount notes due 2009. As of September 30, 1999, $170.0 million in total principal 8% Bresnan senior notes was outstanding and the accreted value of the Bresnan 9 1/4% senior discount notes was $185.9 million. Interest on the 8% senior notes is payable semi-annually on February 1 and August 1 of each year. On and after August 1, 2004, interest on the 9 1/4% senior discount notes will be payable semi-annually in cash on February 1 and August 1 of each year. Our acquisition of Bresnan will trigger change of control provisions under the Bresnan notes that will require us to make an offer to repurchase these notes at a price equal to 101% of the outstanding principal amounts plus accrued interest. We expected the Bresnan notes will be tendered and that we will repurchase the Bresnan notes with additional debt financing that has not yet been arranged.

BRESNAN CREDIT FACILITIES. Bresnan has credit facilities providing for borrowings of up to $650.0 million. As of November 30, 1999, $512.0 million was outstanding and $138.0 million was available for borrowing under the Bresnan credit facilities. Because our acquisition of Bresnan will trigger change of control and other provisions under the Bresnan credit facilities, we intend to amend and assume these credit facilities. If we cannot amend and assume these facilities, we will be required to repay all outstanding borrowings thereunder.


ACQUISITIONS

In the second and third quarters of 1999, we acquired the Renaissance, American Cable, Greater Media, Helicon, Vista, Cable Satellite and Rifkin cable systems. The total purchase price for these acquisitions was $4.3 billion, including $354 million of assumed debt. We financed the cash portion of the purchase prices for these acquisitions through excess cash from the issuance of the Charter Holdings senior notes, borrowings under the Charter Operating credit facilities, capital contributions by Mr. Allen through Vulcan Cable III Inc.

In the fourth quarter of 1999, we acquired the InterMedia, Fanch, Falcon, and Avalon cable systems. The total purchase price for these acquisitions was $7.6 billion, including assumed debt of $2.0 billion and equity of $550 million. We financed the cash portion of the purchase prices for these acquisitions with net proceeds from the initial public offering of the common stock, an equity contribution to Charter Holdco by Mr. Allen through Vulcan Cable, borrowings under credit facilities and, in the case of InterMedia, through a swap of cable systems valued at $331.8 million and a commitment to transfer an additional cable system valued at $88.2 million.

In August 1999, Vulcan Cable III Inc. contributed to Charter Holdings $500 million in cash and, in September 1999, an additional $825 million, of which approximately $644.3 million was in cash and approximately $180.7 million was in the form of equity interests acquired by Vulcan Cable III Inc. in connection with the Rifkin acquisition. In connection with two of these acquisitions, Charter Holdco issued equity interests totaling $133.3 million and a subsidiary of Charter Holdings issued preferred equity interests totaling $25 million to the sellers.

We expect that the Bresnan purchase price will be paid with a portion of the net proceeds from Charter's initial public offering, $1.0 billion of equity of Charter Holdco to be issued to specified sellers in the acquisition, assumed debt (comprised of the existing Bresnan credit facilities and publicly held notes) and borrowings under credit facilities. We cannot ensure you that the Bresnan acquisition will be completed.

We expect to assume and amend the existing Bresnan credit facilities and increase the borrowing availability thereunder. We expect to borrow approximately $635.0 million under these credit facilities in connection with the closing of the Bresnan acquisition. In addition, we expect that we will have to repurchase outstanding Bresnan notes at prices equal to 101% of their principal amount, plus accrued and unpaid interest, or their accreted value, as applicable, as required by change of control offers for these notes. As of the anticipated closing date of the Bresnan acquisition, the total amount of principal and accreted value of the Bresnan notes will be $362.3 million. We have not yet arranged for debt and/or equity financing to fund the repurchase of these notes.

On December 1, 1999, Charter and AT&T entered into a non-binding letter of intent to exchange certain of our cable systems for certain cable systems owned by AT&T. As part of this transaction, we will be required to pay AT&T approximately $108 million in cash.

We cannot assure that we will be able to raise the financing necessary to satisfy the obligations described above. If we are unable to raise the necessary financing to satisfy any or all of these obligations, we could be in default under one or more other obligations.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties that could materially impact our business, results of operations and financial condition.

SUBSTANTIAL LEVERAGE. As of September 30, 1999, our total debt was approximately $6.4 billion, minority interest was approximately $4.4 billion and our total stockholders' equity was approximately $0.8 million. We anticipate incurring substantial additional debt in the future to fund the expansion, maintenance and the upgrade of our cable systems.

Our ability to make payments on our debt and to fund our planned capital expenditures for upgrading our cable systems and our ongoing operations will depend on our ability to generate cash and secure financing in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our existing credit facilities, new facilities or from other sources of financing in an amount sufficient to enable us to repay our debt, to grow our business or to fund our other liquidity and capital needs.

VARIABLE INTEREST RATES. A significant portion of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our assumed debt or debt we expect to arrange in connection with our pending acquisitions will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. See later discussion in "Interest Rate Risk".

RESTRICTIVE COVENANTS. Our debt and credit facilities contain a number of significant covenants that, among other things, restrict the ability of our subsidiaries to:

          -   pay dividends or make other distributions;
          -   make certain investments or acquisitions
          -   dispose of assets or merge;
          -   incur additional debt;
          -   issue equity;
          -   repurchase or redeem equity interests and debt;
          -   create liens; and
          -   pledge assets.

Furthermore, in accordance with our credit facilities we are required to maintain specified financial ratios and meet financial tests. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument, which could trigger acceleration of the debt. Any default under our credit facilities or the indentures governing our outstanding debt may adversely affect our growth, our financial condition and our results of operations.

IMPORTANCE OF GROWTH STRATEGY AND RELATED RISKS. We expect that a substantial portion of any of our future growth will be achieved through revenues from additional services and the acquisition of additional cable systems. We cannot assure you that we will be able to offer new services successfully to our customers or that those new services will generate revenues. In addition, the acquisition of additional cable systems may not have a positive net impact on our operating results. Acquisitions involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities and difficulties in assimilation of the operations of the acquired companies, some or all of which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing.

MANAGEMENT OF GROWTH. As a result of the acquisition of the Charter companies by Mr. Allen, our merger with Marcus Holdings and our recent acquisitions, we have experienced and will continue to experience rapid growth that has placed and is expected to continue to place a significant strain on our management, operations and other resources. Our future success will depend in part on our ability to successfully integrate the operations acquired and to be acquired and to attract and retain qualified personnel. Historically, acquired entities have had minimal employee benefit related costs and all benefit plans have been terminated with acquired employees transferring to our 401(k) plan. No significant severance cost is expected in conjunction with the recent acquisitions. The failure to retain or obtain needed personnel or to implement management, operating or financial systems necessary to successfully integrate acquired operations or otherwise manage growth when and as needed could have a material adverse effect on our business, results of operations and financial condition.

In connection with our recent acquisitions, we have formed multi-disciplinary teams to formulate plans for establishing customer service centers, identifying property, plant and equipment requirements and possible reduction of headends. Headends are the control centers of a cable system, where incoming signals are amplified, converted, processed and combined for transmission to customers. These teams also determine market position and how to attract "talented" personnel. Our goals include rapid transition in achieving performance objectives and implementing "best practice" procedures.

REGULATION AND LEGISLATION. Cable systems are extensively regulated at the federal, state, and local level. These regulations have increased the administrative and operational expenses of cable systems and affected the development of cable competition. Rate regulation of cable systems has been in place since passage of the Cable Television Consumer Protection and Competition Act of 1992, although the scope of this regulation recently was sharply contracted. Since March 31, 1999, rate regulation exists only with respect to the lowest level of basic cable service and associated equipment. Basic cable service is the service that cable customers receive for a threshold fee. This service usually includes local television stations, some distant signals and perhaps one or more non-broadcast services. This change affords cable operators much greater pricing flexibility, although Congress could revisit this issue if confronted with substantial rate increases.

Cable television operators also face significant regulation of their channel capacity. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access users, and unaffiliated commercial leased access programmers. This carriage burden could increase in the future, particularly if the Federal Communications Commission were to require cable systems to carry both the analog and digital versions of local broadcast signals or if it were to allow unaffiliated Internet service providers seeking direct cable access to invoke commercial leased access rights originally devised for video programmers. The Federal Communications Commission is currently conducting proceedings in which it is considering both of these channel usage possibilities.

There is also uncertainty whether local franchising authorities, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with access to cable plant on non-discriminatory terms. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services.

POSSIBLE RESCISSION LIABILITY. The Rifkin and Falcon sellers who acquired Charter Holdco membership units in connection with the respective Rifkin and Falcon acquisitions, the Bresnan sellers who will acquire Charter Holdco membership units connection with the Bresnan acquisition and the Helicon sellers who acquired shares of Class A common stock in Charter may have rescission rights against Charter or Charter Holdco, as the case may be, arising out of possible violations of Section 5 of the Securities Act in connection with the offers and sales of these equity interests. If all of these equity holders successfully exercise their possible rescission rights and Charter or Charter Holdco became obligated to repurchase all such equity interests, the total repurchase obligations could be up to approximately $1.7 billion. We cannot assure you that Charter or Charter Holdco would be able to obtain capital sufficient to fund any required repurchases. This could adversely affect our financial condition and results of operations.

INTEREST RATE RISK

The use of interest rate risk management instruments, such as interest rate exchange agreements, interest rate cap agreements and interest rate collar agreements, is required under the terms of Charter Operating's credit facilities. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. Collars limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1998 (dollars in thousands):


                                                                                                          FAIR VALUE AT
                                         EXPECTED MATURITY DATE                                            DECEMBER 31,
                                         ----------------------
                               1999      2000       2001       2002       2003      THEREAFTER      TOTAL        1998
                               ----      ----       ----       ----       ----      ----------      -----        ----
DEBT
Fixed Rate................        --         --         --         --         --  $  271,799    $  271,799    $  271,799
   Average Interest Rate..        --         --         --         --         --        13.5%         13.5%
Variable Rate.............  $ 10,450   $ 21,495   $ 42,700   $113,588   $157,250  $1,381,038    $1,726,521    $1,726,521
   Average Interest Rate..       6.0%       6.1%       6.3%       6.5%       7.2%        7.6%          7.2%
INTEREST RATE
   INSTRUMENTS
Variable to Fixed Swaps...  $130,000   $255,000   $180,000   $320,000   $370,000  $  250,000    $1,505,000    $  (28,977)
   Average Pay Rate.......       4.9%       6.0%       5.8%       5.5%       5.6%        5.6%          5.6%
   Average Receive Rate...       5.0%       5.0%       5.2%       5.2%       5.4%        5.4%          5.2%
Caps .....................  $ 15,000         --         --         --         --          --    $   15,000            --
   Average Cap Rate.......       8.5%        --         --         --         --          --           8.5%
Collar....................        --   $195,000   $ 85,000   $ 30,000         --          --    $  310,000    $   (4,174)
   Average Cap Rate.......        --        7.0%       6.5%       6.5%        --          --           6.8%
   Average Floor Rate.....        --        5.0%       5.1%       5.2%        --          --           5.0%

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 1998. While swaps, caps and collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1998, 1997, and 1996 was not significant.

In March 1999, substantially all existing long-term debt, excluding borrowings of our previous credit facilities, was extinguished, and all previous credit facilities were refinanced with the Charter Operating credit facilities. The following table sets forth the fair values and contract terms of the long-term debt maintained by us as of September 30, 1999 (dollars in thousands):

                                                                                                            FAIR VALUE AT
                                           EXPECTED MATURITY DATE                                            SEPTEMBER 30,
                                           ----------------------
                               1999      2000       2001       2002       2003      THEREAFTER       TOTAL          1999
                               ----      ----       ----       ----       ----      ----------       -----          ----
DEBT
Fixed Rate.................      --       --         --          --    $115,000     $ 3,817,413    $3,932,413    $3,206,520
   Average Interest Rate...      --       --         --          --          11%            9.0%          9.0%
Variable Rate..............      --       --         --     $88,875    $156,000     $ 2,605,125    $2,850,000    $2,850,000
   Average Interest Rate...      --       --         --         6.7%        6.8%            7.0%          7.0%

Interest rates on variable debt are estimated using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at September 30, 1999.

YEAR 2000 ISSUES

GENERAL. Many existing computer systems and applications, and other control devices and embedded computer chips use only two digits, rather than four, to identify a year in the date field, failing to consider the impact of the upcoming change in the century. Computer chips are the physical structure upon which integrated circuits are fabricated as components of systems, such as telephone systems, computers and memory systems. As a result, such systems, applications, devices, and chips could create erroneous results or might fail altogether unless corrected to properly interpret data related to the year 2000 and beyond. These errors and failures may result, not only from a date recognition problem in the particular part of a system failing, but may also result as systems, applications, devices and chips receive erroneous or improper data from third-parties suffering from the year 2000 problem. In addition, two interacting systems, applications, devices or chips, each of which has individually been fixed so that it will properly handle the year 2000 problem, could nonetheless result in a failure because their method of dealing with the problem is not compatible.

These problems are expected to increase in frequency and severity as the year 2000 approaches. This issue impacts our owned or licensed computer systems and equipment used in connection with internal operations, including:

          - information processing and financial reporting systems;
          - customer billing systems;
          - customer service systems;
          - telecommunication transmission and reception systems; and
          - facility systems.

THIRD PARTIES. We also rely directly and indirectly, in the regular course of business, on the proper operation and compatibility of third party systems. The year 2000 problem could cause these systems to fail, err, or become incompatible with our systems.

If we or a significant third party on which we rely fails to become year 2000 ready, or if the year 2000 problem causes our systems to become internally incompatible or incompatible with such third party systems, our business could suffer from material disruptions, including the inability to process transactions, send invoices, accept customer orders or provide customers with our cable services. We could also face similar disruptions if the year 2000 problem causes general widespread problems or an economic crisis. We cannot now estimate the extent of these potential disruptions.

STATE OF READINESS. We have conducted a three-stage process addressing the year 2000 problem and its impact on our internal operations, which consisted of:

         (1) conducting an inventory and evaluation of our systems, components, and other significant infrastructure to identify those elements that we reasonably believe could be expected to be affected by the year 2000 problems. This stage has been completed;

         (2) remediating or replacing equipment that, based upon such inventory and evaluation, we believe may fail to operate properly in the year 2000. This stage is substantially complete; and

         (3) testing of the remediation and replacement conducted in stage two. This stage is substantially complete.

Much of our assessment efforts in stage one have involved, and depend on, inquiries to third party service providers, suppliers and vendors of various parts or components of our systems. We have obtained certifications from third party service providers, suppliers and vendors as to the readiness of mission critical elements and we are in the process of obtaining certifications of readiness as to non-mission critical elements. Certain of these third parties that have certified the readiness of their products will not certify their interoperability within our fully integrated systems. We cannot assure you that these technologies of third parties, on which we rely, will be year 2000 ready or timely converted into year 2000 compliant systems compatible with our systems. Moreover, because a full test of our systems, on an integrated basis, would require a complete shut down of our operations, it is not practicable to conduct such testing. However, we have utilized a third party, in cooperation with other cable operators, to test a "mock-up" of our major billing and plant components, including pay-per-view systems, as an integrated system. We are utilizing another third party to also conduct comprehensive testing on our advertising related scheduling and billing systems. In addition, we have evaluated the potential impact of third party failure and integration failure on our systems in developing our contingency plans.

RISKS AND REASONABLY LIKELY WORST CASE SCENARIOS. The failure to correct a material year 2000 problem could result in system failures leading to a disruption in, or failure of certain normal business activities or operations, for example, a failure of our major billing systems and plant components such as our pay-per-view systems. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. However, the year 2000 taskforce has significantly reduced our level of uncertainty about the year 2000 problem and, in particular, about the year 2000 compliance and readiness of our material vendors.

CONTINGENCY AND BUSINESS CONTINUATION PLAN. The year 2000 plan calls for suitable contingency planning for our at-risk business functions. We normally make contingency plans in order to avoid interrupted service providing video, voice and data products to our customers. We have distributed detailed guidelines outlining remedial actions for the failure of any component of our systems which is critical to the transport of our signal. This includes a communications plan for informing key personnel across the country in the event of such a failure to accelerate remediation actions throughout the company.

COST. We have redeployed internal resources and have selectively engaged outside vendors to meet the goals of our year 2000 program. We currently estimate the total cost of our year 2000 remediation programs to be approximately $9.8 million, primarily all of which has been expended to date.

OPTIONS

In accordance with an employment agreement between Charter Investment. and Jerald L. Kent, the President and Chief Executive Officer of Charter Investment and a related option agreement between Charter Holdco and Mr. Kent, an option to purchase 3% of the equity value of all cable systems managed by Charter Investment on the date of the grant, or 7,044,127 membership units, were issued to Mr. Kent. The option vests over a four-year period from the date of grant and expires ten years from the date of grant.

In February 1999, Charter Holdings adopted an option plan, which was assumed by Charter Holdco in May 1999, providing for the grant of options to purchase up to 25,009,798 Charter Holdco membership units. The option plan provides for grants of options to employees and consultants of Charter Holdco and its affiliates. Options granted will be fully vested after five years from the date of grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant.

Membership units received upon exercise of options are automatically exchanged for shares of Class A common stock of Charter Communications, Inc. on a one-for-one basis.


                                                                                                               OPTIONS
                                                            OPTIONS OUTSTANDING                              EXERCISABLE
                                      ---------------------------------------------------------------        -----------
                                                                                          REMAINING           NUMBER
                                      NUMBER OF      EXERCISE               TOTAL       CONTRACT LIFE           OF
                                       OPTIONS         PRICE               DOLLARS       (IN YEARS)           OPTIONS
                                      ---------      --------              -------      -------------         -------
Outstanding as of
     January 1, 1999 (1)........       7,044,127        $20.00         $    140,882,540         9.2 (3)       1,761,032
Granted:
     February 9, 1999 (2).......       9,111,681         20.00              182,233,620                         130,000
     April 5, 1999 (2)..........         473,000         20.73                9,805,290                              --
     November 8, 1999 (2).......       4,741,400         19.00               90,086,600                         200,000
Cancelled.......................        (607,000)     20.00-20.73           (12,160,852)                             --
                                   -------------      -----------      ----------------    --------       -------------
Outstanding as of
     December 3, 1999...........      20,763,208      $     19.79 (3)  $    410,847,198         9.4 (3)       2,091,032
                                   =============      ===========      ================    ========       =============


(1) Granted to Jerald L. Kent pursuant to his employment agreement and related option agreement.
(2)      Granted pursuant to the option plan.
(3)      Weighted average.

We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for the option plans. We recorded stock option compensation expense of $845,000 for the year ended December 31, 1998 and $59.3 million for the nine months ended September 30, 1999, in the financial statements since the exercise prices are less than the estimated fair values of the underlying membership units on the date of grant. The estimated fair value was determined using the valuation inherent in Mr. Allen's acquisition of Charter and valuations of public companies in the cable television industry adjusted for factors specific to us. Compensation expense is accrued over the vesting period of each grant that varies from four to five years. As of September 30, 1999, deferred compensation remaining to be recognized in future periods totaled $104 million.

SUPPLEMENTAL UNAUDITED PRO FORMA FINANCIAL DATA

The following Supplemental Unaudited Pro Forma Financial Data are based on the financial data of Charter Holdco. Since January 1, 1999, Charter Holdco and Charter Holdings have closed numerous acquisitions. In addition, Charter Holdings merged with Marcus Holdings in April 1999. Our financial data, on a consolidated basis, are adjusted on a pro forma basis to illustrate the estimated effects of the Bresnan acquisition and acquisitions closed since September 30, 1999 (recent acquisitions) as if such transactions had occurred on September 30, 1999 for the unaudited pro forma balance sheet data and to illustrate the estimated effects of the following transactions as if they had occurred on January 1, 1998 for the unaudited pro forma statements of operations data.

          (1) the acquisition of Charter Communications Holding Company on December 23, 1998 by Mr. Allen;

          (2) the acquisition of certain cable systems from Sonic Communications Inc. on May 20, 1998 by Charter communications Holding Company for an aggregate purchase price net of cash acquired, of $228.4 million, comprised of $167.5 million in cash and $60.9 million in a note payable to the seller;

          (3) the acquisition of Marcus Cable by Mr. Allen and Marcus Holdings' merger with and into Charter Holdings effective March 31, 1999;

          (4)  the acquisitions and dispositions during 1998 by Marcus Cable;

          (5) Charter Holdco and its subsidiaries' acquisitions completed since January 1, 1999;

          (6) the refinancing of all the debt of our subsidiaries through the issuance of the Existing Charter Holdings' Notes and funding under our credit facilities;

          (7) the Fanch Transfer, the Avalon Transfer, the Falcon Transfer, the Bresnan Acquisition, and the Bresnan Transfer have been completed; and

          (8) specified sellers in the Bresnan Acquisition have received $1.0 billion of their purchase price in Charter Communications Holding Company membership units.

The Supplemental Unaudited Pro Forma Financial Data reflect the application of the principles of purchase accounting to the transactions listed in items (1) through (5) above. The allocation of certain purchase prices is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information of intangible assets. We believe that finalization of the purchase price will not have a material impact on our results of operations or financial position.

The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. In particular, the pro forma adjustments assume the following:

          - We will transfer to InterMedia the Indiana cable system that was retained at the time of the InterMedia closing pending receipt of the necessary regulatory approvals.

          - The holders of Avalon 11.875% senior discount notes will not require us to repurchase these notes and debentures as required by change of control provisions in the indentures for these notes and debentures. We will repurchase the Falcon debentures and the Avalon 9.375% senior subordinated notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, or accreted value, as applicable.

We will need to raise approximately $997.3 million by borrowing under credit facilities at Bresnan that have not yet been arranged and/or by issuing debt or equity securities of Charter or Charter Holdco to:

          - fund approximately $512.0 million in borrowings outstanding under Bresnan credit facilities that we would have to repay if we are unable to amend and/or assume the existing Bresnan credit facilities and fund a portion of the Bresnan purchase with an additional $123.0 million in borrowings under the Bresnan credit facilities; and

          - repurchase approximately $362.3 million in Bresnan notes that we expect to be put to us in connection with required change of control offers for these notes.

We cannot assure you that we will be able to raise the financing necessary to consummate the Bresnan acquisition and to satisfy the obligations described above. If we are unable to raise the financing necessary to satisfy any or all of these obligations, we may be unable to close the Bresnan acquisition and could be in default under one or more other obligations. In any such case, the relevant sellers or creditors could initiate legal proceedings against us, including under bankruptcy and reorganization laws, for any damages they suffer as a result of our non-performance. Any such action could trigger defaults under our other obligations, including our credit facilities and debt instruments.

The Supplemental Unaudited Pro Forma Financial Data do not purport to be indicative of what our financial position or results of operations would actually have been had the transactions described above been completed on the dates indicated or to project our results of operations for any future date.







                                                            SUPPLEMENTAL UNAUDITED PRO FORMA FINANCIAL DATA
                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                   CHARTER
                                                COMMUNICATIONS,         RECENT          BRESNAN
                                                      INC.           ACQUISITIONS      ACQUISITION         TOTAL
                                                --------------       ------------      -----------         -----
                                                                      (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues                                              $970,362         $973,470        $217,370       $2,161,202
Operating, general and administrative
     expenses                                          505,041          480,611         121,089        1,106,741

OTHER FINANCIAL DATA:
EBITDA  (a)                                            387,389          436,524          85,210          909,123
EBITDA margin (b)                                         39.9%            44.8%           39.2%            42.1%
Adjusted EBITDA (c)                                  $ 465,321        $ 492,859         $96,281       $1,054,461

BALANCE SHEET DATA (at end of period):
Total assets                                       $11,235,191       $7,448,980      $3,141,547      $21,825,718
Total debt                                           6,244,632        3,446,169       1,060,228       10,751,029

OPERATING DATA (AT END OF PERIOD,
EXCEPT FOR AVERAGES):
Homes passed (d)                                     5,541,000        3,183,000       1,060,000        9,784,000
Basic customers (e)                                  3,426,000        2,074,000         687,000        6,187,000
Basic penetration (f)                                    61.8%            65.2%           64.8%            63.2%
Premium units (g)                                    2,039,000          785,000         314,000        3,138,000
Premium penetration (h)                                  59.5%            37.8%           45.7%            50.7%
Average monthly revenue per basic
customer (i)                                                                                             $ 38.81


(a) EBITDA represents earnings (loss) before extraordinary item before interest, income taxes, depreciation, amortization and minority interest. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(b)      EBITDA margin represents EBITDA as a percentage of revenues

(c) Adjusted EBITDA means EBITDA before stock option compensation expense, corporate expenses, management fees and other income (expense). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service its indebtedness. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

                 Pro forma revenues and adjusted EBITDA for the first three quarters of 1999 is as follows (in thousands):

                                                                    Adjusted
                      Three Months Ended           Revenues          EBITDA
                      ------------------         ------------     -------------
                      March 31, 1999                $ 711,190       $ 345, 973
                      June 30, 1999                   720,858          348,061
                      September 30, 1999              729,154          360,427
                                                 -------------    -------------
                          Total                    $2,161,202       $1,054,461
                                                 =============    =============


(d) Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable television distribution network in a given cable system service area.

(e)      Basic customers are customers who receive basic cable service.

(f) Basic penetration represents basic customers as a percentage of homes passed.

(g) Premium units represent the total number of subscriptions to premium channels.

(h) Premium penetration represents premium units as a percentage of basic customers.

(i) Average monthly revenue per basic customer represents revenues divided by the number of months in the period divided by the number of basic customers at period end.

The following tables set forth certain operating results and statistics for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The following dollar amounts are in thousands.


                                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                    ----------------------------------------------------------------------
                                                           CHARTER
                                        CHARTER            MANAGED
                                    SYSTEMS ACQUIRED     SYSTEMS AS OF                MARCUS
                                    ON OR BEFORE 7/1/98    7/1/98 (A)   SUBTOTAL     HOLDINGS      TOTAL
                                    ---------------     ----------      ---------    ---------   ---------
                                     (PREDECESSOR)
Revenues                                    $17,403       $136,148       $153,551     $117,575    $271,126

Operating, general and
    administrative expenses                   9,121         69,712         78,833       63,467     142,300
                                    ---------------     ----------      ---------    ---------   ---------

Adjusted EBITDA                              $8,282        $66,436        $74,718      $54,108    $128,826
                                    ===============     ==========      =========    =========   =========
Adjusted EBITDA margin                         47.6%          48.8%          48.7%        46.0%       47.5%

Operating Data, at end of period:
Homes passed                                269,000      1,870,000      2,139,000    1,755,000   3,894,000
Basic subscribers                           165,000      1,079,000      1,244,000    1,069,000   2,313,000
Basic penetration                              61.3%          57.7%          58.2%        60.9%       59.4%
Premium subscribers                          89,000        768,000        857,000      436,000   1,293,000

Monthly revenue per subscriber               $35.16         $42.06         $41.14       $36.66      $39.07


                                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                              ----------------------------------------------------------------------------------

                           CHARTER SYSTEMS  CHARTER
                             ACQUIRED ON    MANAGED                                     ACQUISITIONS
                              OR BEFORE    SYSTEMS AS              MARCUS                  AFTER       CHARTER
                               7/1/98     OF 7/1/98 (A)  SUBTOTAL  HOLDINGS       TOTAL    7/1/98      HOLDINGS
                           -------------- ------------   --------  --------       ----- ------------   --------
                           (PREDECESSOR)                                                              (SUCCESSOR)
Revenues                         $18,931    $149,682    $168,613    $133,010    $301,623    $74,566     $376,189

Operating, general and
    administrative expenses        9,841      75,635      85,476      70,858     156,334     38,382      194,716
                             -----------   ---------   ---------   ---------    --------    -------    ---------

Adjusted EBITDA                   $9,090     $74,047     $83,137     $62,152    $145,289    $36,184     $181,473
                             ===========   =========   =========   =========    ========    =======    =========
Adjusted EBITDA margin              48.0%       49.5%       49.3%       46.7%       48.2%      48.5%        48.2%


Operating Data, at end of period:
Homes passed                     275,000   1,891,000   2,166,000   1,851,000    4,017,000   810,000    4,827,000
Basic subscribers                168,000   1,125,000   1,293,000   1,085,000    2,378,000   584,000    2,962,000
Basic penetration                   61.1%       59.5%       59.7%       58.6%        59.2%     72.1%        61.4%
Premium subscribers               97,000      866,000     963,000     517,000   1,480,000   324,000    1,804,000

Monthly revenue per
    subscriber                    $37.56      $43.94      $43.46      $40.86      $42.09     $43.35       $42.34

--------------
(a) CCA Group and CharterComm Holdings cable systems.

RESULTS OF OPERATIONS - SUPPLEMENTAL ANALYSIS FOR THE QUARTER ENDED SEPTEMBER 30, 1999 VERSUS THE QUARTER ENDED SEPTEMBER 30, 1998 (FOR THE SYSTEMS OPERATED ON OR BEFORE JULY 1, 1998)

The following discussion is provided to show the results of operations on a comparable basis for only those systems managed by Charter Investment during the three months ended September 30, 1999 versus the three months ended September 30, 1998. Specifically, this analysis excludes systems acquired by the Company after July 1, 1998. Further, this analysis excludes the Marcus systems as Charter Investment did not begin to manage these systems until October 1998.

Revenues increased by $15.1 million or 9.8% when comparing the revenues for the quarter ended September 30, 1999 to the results for the comparable systems for the quarter ended September 30, 1998. This increase is due to a net gain of approximately 49,000 or 3.9% basic subscribers between quarters and retail rate increases implemented in certain of the Company's systems. In addition, the Company has increased its ratio of premium subscriptions to basic subscribers from .70 to 1.00 to .75 to 1.00 as a result of marketing multiple premium subscriptions in a packaged format at a discounted retail rate.

Operating, general and administrative expenses increased approximately $6.6 million or 8.4% when comparing the operating expenses for the quarter ended September 30, 1999 to the results for the comparable systems for the quarter ended September 30, 1998. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid to the programming services. The Company believes that the growth in programming expense is consistent with industry-wide increases.

The Company experienced growth in adjusted EBITDA, as defined, of approximately $8.4 million or 11.3% when comparing adjusted EBITDA for the quarter ended September 30, 1999 to the results for the comparable systems for the quarter ended September 30, 1999. Adjusted EBITDA margin increased from 48.7% to 49.3% when comparing the similar periods, primarily as a result of the increase in revenues.

NEW PRODUCTS AND SERVICES

We offer our customers a full array of traditional cable television services and programming and we have begun to offer new and advanced high bandwidth services such as high-speed Internet access. We plan to continually enhance and upgrade these services, including adding new programming and other telecommunications services, and will continue to position cable television as an essential service.

A variety of emerging technologies and the rapid growth of Internet usage have presented us with substantial opportunities to provide new or expanded products and services to our customers and to expand our sources of revenue. The desire for such new technologies and the use of the Internet by businesses in particular have triggered a significant increase in our market penetration. As a result, we are in the process of introducing a variety of new or expanded products and services beyond the traditional offerings of analog television programming for the benefit of both our residential and commercial customers. These new products and services in the following:

          - Digital television and its related enhancements;
          - High-speed Internet access via cable modems;
          - Internet access through television access service; and
          - Dial-up Internet access.

Information is not presented for September 30, 1998 as this information is not meaningful due to the start-up nature of the operations of these new products and services at September 30, 1998.

                                               SEPTEMBER 30,            JUNE 30,
                                                   1999                   1999
                                               -------------           -----------
DIGITAL TELEVISION
Homes Passed                                      897,578                728,090
Digital Customers                                  28,615                 10,929
Digital Penetration                                  3.2%                   1.5%

CABLE MODEM-BASED INTERNET ACCESS
Homes Passed                                    1,932,487              1,730,978
Commercial Customers                                  252                    162
Residential Customers                              19,175                 13,467
Penetration                                          1.0%                   0.8%

TV-BASED INTERNET ACCESS
Homes Passed                                      460,277                414,695
Customers                                           6,196                  4,296
Penetration                                          1.3%                   1.0%

DIAL-UP INTERNET ACCESS
Homes Passed                                      656,534                357,286
Customers                                           2,476                  2,107
Penetration                                          0.4%                   0.6%

ACCOUNTING STANDARD NOT YET IMPLEMENTED

In June 1998, the Financial Accounting Standards Board adopted SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either as asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivatives gains and losses to offset related results on the hedged items in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133" has delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We have not yet quantified the impact of adopting SFAS No. 133 on our consolidated financial statements nor have we determined the timing or method of our adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings (losses).

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See disclosure under Interest Rate Risk.

PART II -OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Change in Securities

         The issuers of the original Charter Holdings notes exchanged these notes for new Charter Holdings notes with substantially similar terms except that the new Charter Holdings notes are registered under the Securities Act and, therefore, do not bear legends restricting their transfer.

Item 3.  Defaults on Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27.1 Financial Data Schedule (supplied for the information of the Commission)

         (b)  Reports on Form 8-K

              On November 29, 1999, the Registrants filed a current report on Form 8-K related to the acquisition of cable systems of Fanch Cablevision L.P. and affiliates on November 12, 1999 and the acquisition of Avalon Cable LLC on November 15, 1999, reported in
              Part I, Item 2 thereof, as follows:

              (a) Charter Holdco, acquired certain equity interests and assets of cable systems serving approximately 538,000 customers for a aggregate purchase price of $2.4 billion

              (b) Charter Holdco, completed its acquisition of Avalon for an aggregate purchase price of $845 million including assumed debt of approximately $273.3 million.

              On November 29, 1999, the Registrants filed a current report on Form 8-K related to the acquisition of Falcon Communications, L.P. and affiliates on November 12, 1999, reported in Part I, Item 2 thereof, as follows:

              (a) Charter Holdco, acquired certain equity interests and assets of cable systems serving approximately 1,004,000 customers in exchange for cash of approximately $1.2 billion, $550 million of equity in Charter Holdco and $1.7 billion of assumed debt.

              On October 18, 1999, the Registrants filed a current report on Form 8-K related to the acquisition of cable systems from InterMedia Partners Southeast and its affiliates on October 1, 1999, reported in Part I, Item 2 thereof, as follows:

              (a) Charter Holdings through certain of its subsidiaries, acquired certain equity interests and assets of cable systems serving approximately 413,000 customers in exchange for cash of approximately $873 million and cable systems serving approximately 142,000 customers.

     On September 29, 1999, the Registrants filed a current report on Form 8-K related to the acquisition of Rifkin Acquisition Partners, L.L.L.P. and InterLink Communications Partners, LLLP on September 14, 1999 reported in
     Part I, Item 2 thereof, as follows:

         (a) Charter Communications Operating, LLC, a wholly owned subsidiary of Charter Holdings completed its acquisition of Rifkin for an aggregate purchase price of $1.46 billion, consisting of $1.2 billion in cash, $133.3 million in equity interests of Charter Holdco, parent of Charter Holdings, and $125.0 million in assumed debt.

     Pursuant to Article 3 of Regulation S-X, unaudited pro forma financial information related to the these acquisitions was not required to be filed.

                          CHARTER COMMUNICATIONS, INC.


                      FOR QUARTER ENDED SEPTEMBER 30, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHARTER COMMUNICATIONS, INC, registrant


Dated December 22, 1999              By:  /s/ Kent D. Kalkwarf
                                        ---------------------------------------
                                        Name:   Kent D. Kalkwarf
                                        Title:  Senior Vice President and Chief
                                                Financial Officer (Principal
                                                Financial Officer and Principal
                                                Accounting Officer)