Form 10-K
period 1999-12-31
CHARTER COMMUNICATIONS INC /MO/
filed 2000-03-30
CIK 1091667

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   Form 10-K

(Mark One)
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                         OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSACTION PERIOD FROM          TO
                         COMMISSION FILE NUMBER: 000-27927

                          CHARTER COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      43-1857213
         ---------------------------                    ---------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)
     12444 POWERSCOURT DRIVE -- SUITE 100
             ST. LOUIS, MISSOURI
---------------------------------------------                      63131
   (Address of principal executive offices)             ---------------------------
                                                                 (Zip Code)

                                 (314) 965-0555
                          ---------------------------
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     CLASS A COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of outstanding Class A Common Stock held by non-affiliates of the registrant at March 28, 2000 was $189.3 million based on the prices as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant and entities they control.

There were 222,039,746 shares of Class A Common Stock outstanding as of March 28, 2000. There were 50,000 shares of Class B Common Stock outstanding as of the same date.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CHARTER COMMUNICATIONS, INC.
            FORM 10-K -- FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
                                         PART I
Item 1.       Business....................................................     3
Item 2.       Properties..................................................    36
Item 3.       Legal Proceedings...........................................    36
Item 4.       Submission of Matters to a Vote of Security Holders.........    36
                                        PART II
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................    37
Item 6.       Selected Consolidated Financial Data........................    38
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    39
Item 7a       Quantitative and Qualitative Disclosure about Market Risk...    61
Item 8.       Consolidated Financial Statements and Supplementary Data....    61
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................    61
                                        PART III
Item 10.      Directors and Executive Officers of the Registrant..........    62
Item 11.      Executive Compensation......................................    63
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................    63
Item 13.      Certain Relationships and Related Transactions..............    63
                                        PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................    64
SIGNATURES................................................................    65

     This Annual Report on Form 10-K is for the year ended December 31, 1999. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "we," "us" and "our" refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and its subsidiaries.

FORWARD-LOOKING STATEMENTS

     This Annual Report includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC and include, but are not limited to:

     - Our plans to achieve growth by offering new products and services and through acquisitions and swaps;

     - Our anticipated capital expenditures for our planned upgrades and the ability to fund these expenditures;

     - Our beliefs regarding the effects of governmental regulation on our business; and

     -  Our ability to effectively compete in a highly competitive environment.

     All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by those cautionary statements.

                                     PART I

ITEM 1.  BUSINESS.

                                  INTRODUCTION

     We are the fourth largest operator of cable systems in the United States, serving approximately 6.2 million customers, after giving effect to our pending acquisition.

     Charter Communications, Inc. is a holding company whose principal asset is an approximate 40% equity interest, pro forma for the Bresnan acquisition, and a 100% voting interest in Charter Communications Holding Company, LLC. Charter Communications, Inc.'s only business is to act as the sole manager of Charter Communications Holding Company and its subsidiaries. As sole manager, Charter Communications, Inc. controls the affairs of Charter Communications Holding Company and its subsidiaries.

INITIAL PUBLIC OFFERING OF COMMON STOCK

     In November 1999, Charter Communications, Inc. completed an initial public offering of 195,500,000 shares of its Class A common stock for total net proceeds of $3.57 billion. At that time, Paul G. Allen purchased 50,000 shares of high vote Class B common stock of Charter Communications, Inc. at the initial public offering price. In addition, at the closing of the initial public offering, Mr. Allen, through Vulcan Cable III Inc. invested $750 million in cash to purchase membership units from Charter Communications Holding Company at the initial public offering price, net of underwriters' discounts. These membership units are exchangeable at any time for shares of our Class A common stock. All of the proceeds from the public offering were used to purchase membership units in Charter Communications Holding Company, which used a portion of the funds received from us, along with funds received from Vulcan Cable III Inc. to pay a portion of the purchase prices of our Fanch, Falcon, Avalon and Bresnan acquisitions.

OUTSTANDING EQUITY INTERESTS OF CHARTER COMMUNICATIONS, INC. AND CHARTER COMMUNICATIONS HOLDING COMPANY

     The following table sets forth information as of March 28, 1999 with respect to the outstanding shares of common stock of Charter Communications, Inc. and membership units in Charter Communications Holding Company as of the same date and pro forma for the exchange by certain sellers in the Bresnan acquisition of preferred membership units in an indirect subsidiary of Charter Communications Holding Company for common membership units in Charter Communications Holding Company on a one-for-one basis. All of the membership units in Charter Communications Holding Company are exchangeable for shares of Charter Communications, Inc. Class A common stock on a one-for-one basis at any time.

                                      COMMON SHARES IN                         MEMBERSHIP UNITS IN
                                CHARTER COMMUNICATIONS, INC.         CHARTER COMMUNICATIONS HOLDING COMPANY
                                ----------------------------   ---------------------------------------------------
                                                                     OUTSTANDING                 PRO FORMA
                                                               ------------------------   ------------------------
                                                                 NUMBER      PERCENTAGE     NUMBER      PERCENTAGE
                                                                   OF            OF           OF            OF
                                                                  UNITS        TOTAL         UNITS        TOTAL
                                                               -----------   ----------   -----------   ----------
Class A.......................          222,039,746
Class B.......................               50,000
                                        -----------
     Total....................          222,089,746
                                        ===========
Charter Communications,
  Inc.........................                                 222,089,746      39.6%     222,089,746      37.9%
Charter Investment, Inc.......                                 217,585,246      38.8      217,585,246      37.2
Vulcan Cable III Inc..........                                 106,715,233      19.0      106,715,233      18.2
Bresnan sellers...............                                  14,795,995       2.6       39,011,744       6.7
                                                               -----------      ----      -----------     -----
     Total....................                                 561,186,220       100%     585,401,969     100.0%
                                                               ===========      ====      ===========     =====

                        CHARTER ORGANIZATIONAL STRUCTURE

     Our organizational structure is complex. Consistent with the table above, the equity ownership percentages in Charter Communications Holding Company assume the exchange by certain sellers in the Bresnan acquisition of preferred membership units in an indirect subsidiary of Charter Communications Holding Company for common membership units in Charter Communications Holding Company on a one-for-one basis.

     OWNERSHIP OF CHARTER COMMUNICATIONS, INC. Mr. Allen owns less than 1% of the outstanding capital stock of Charter Communications, Inc. and controls approximately 93.6% of the voting power of Charter Communications, Inc.'s capital stock. The remaining equity interest and voting control are held by the public. Mr. Allen's voting control arises from his ownership of Charter Communications, Inc.'s high vote Class B common stock, plus his ownership of Vulcan Cable III Inc., which owns membership units in Charter Communications Holding Company that are exchangeable for shares of high vote Class B common stock of Charter Communications, Inc.

     VULCAN CABLE III INC.  Mr. Allen owns 100% of the equity of Vulcan Cable
III. Vulcan Cable III has a 18.2% equity interest and no voting rights in Charter Communications Holding Company. In August 1999, Mr. Allen, through Vulcan Cable III, contributed to Charter Communications Holding Company $500 million in cash. In September 1999, he contributed an additional $825 million through Vulcan Cable III of which approximately $644.3 million was in cash and approximately $180.7 million was in the form of equity interests Vulcan Cable III acquired in connection with the Rifkin acquisition. Upon each of these contributions, Vulcan Cable III received Charter Communications Holding Company membership units at a price per membership unit of $20.73. In addition, in November 1999, Mr. Allen, through Vulcan Cable III, made a $750 million cash equity contribution to Charter Communications Holding Company for which Vulcan Cable III received additional membership units at a price per membership unit of $18.24.

     CHARTER INVESTMENT, INC. Charter Investment, Inc. has a 37.2% equity interest and no voting rights in Charter Communications Holding Company. Mr. Allen owns approximately 96.8% of the outstanding stock of

Charter Investment, Inc. The remaining 3.2% equity is beneficially owned by our founders, Jerald L. Kent, Barry L. Babcock and Howard L. Wood.

     BRESNAN SELLERS. Under the terms of the Bresnan acquisition, some of the sellers received a portion of their purchase price in Charter Communications Holding Company common membership units rather than in cash. These common membership units are exchangeable for shares of Charter Communications, Inc. Class A common stock on a one-for-one basis. In addition, certain other Bresnan sellers received a portion of the purchase price in preferred membership units in an indirect subsidiary of Charter Communications, Inc. The preferred membership units are exchangeable for common Charter Communications Holding Company at any time on a one-for-one basis. These equity holders as a group have a 6.7% equity interest and no voting rights in Charter Communications Holding Company.

     CHARTER COMMUNICATIONS HOLDING COMPANY, LLC. Charter Communications Holding Company is the direct 100% parent of Charter Communications Holdings. Charter Communications Holding Company is owned 37.9% by Charter Communications, Inc., 18.2% by Vulcan Cable III Inc., 37.2% by Charter Investment, Inc. and 6.7% by certain sellers in our Bresnan acquisition. All of the outstanding units in Charter Communications Holding Company are exchangeable for shares of Class A common stock of Charter Communications, Inc. on a one-for-one basis at any time. Charter Communications, Inc. has 100% of the voting power of Charter Communications Holding Company.

     CHARTER COMMUNICATIONS HOLDINGS, LLC. Charter Holdings is a co-issuer of $3.575 billion aggregate principal of notes issued in March 1999 (referred to as the March 1999 Charter Holdings notes) and $1.532 billion aggregate principal amount of notes issued in January 2000 (referred to as the January 2000 Charter Holdings notes). Charter Holdings owns 100% of Charter Capital, the co-issuer of the notes. Charter Holdings also owns the various subsidiaries that conduct all of our cable operations, including the Charter, Falcon, Fanch, Avalon and Bresnan companies described below.

     CHARTER COMMUNICATIONS HOLDINGS CAPITAL CORPORATION. Charter Capital is a wholly owned subsidiary of Charter Holdings and a co-issuer of the notes described in the preceding paragraph.

     CHARTER COMPANIES. These companies are subsidiaries of Charter Holdings and own or operate all of the cable systems originally managed by Charter Investment, Inc. (namely Charter Communications Properties Holdings, LLC, CCA Group and CharterComm Holdings, LLC), the cable systems obtained through the merger of Marcus Cable Holdings, LLC with Charter Holdings and the cable systems we acquired in 1999 and 2000, other than the Falcon, Fanch, Avalon, and Bresnan systems described below. Charter Operating, a direct subsidiary of Charter Holdings, owns all of the Charter companies' operating subsidiaries and is the borrower under the Charter Operating credit facilities. The Charter Companies also include the issuers of the outstanding publicly held notes of Renaissance.

     FALCON COMPANIES. These companies are subsidiaries of Charter Holdings and own or operate all of the cable systems acquired in the Falcon acquisition and Falcon Cable Communications, which is the borrower under the Falcon credit facilities.

     FANCH COMPANIES. These companies are subsidiaries of Charter Holdings and own or operate all of the cable systems acquired in the Fanch acquisition and CC VI Operating, LLC, which is the borrower under the Fanch credit facilities.

     AVALON COMPANIES. These companies are subsidiaries of Charter Holdings and own or operate all of the cable systems acquired in the Avalon acquisition, including CC Michigan, LLC and CC New England, LLC, which are the borrowers under the Avalon credit facilities. CC V Holdings, LLC (formerly Avalon Cable
LLC) and CC V Holdings Finance, Inc. (formerly Avalon Cable Finance Holdings, Inc.) are co-issuers of the outstanding publicly held Avalon notes.

     BRESNAN COMPANIES. These companies are subsidiaries of Charter Holdings and own or operate all of the cable systems acquired in the Bresnan acquisition and CC VIII Operating, LLC, which is the borrower under the Bresnan credit facilities.

                                  OUR BUSINESS

     We offer a full range of traditional cable television services. Our service offerings include the following programming packages:

     -  basic programming;

     -  expanded basic programming;

     -  premium service; and

     -  pay-per-view television programming.

     We have begun to offer digital cable television services to customers in some of our systems. Digital technology enables cable operators to increase the number of channels a cable system can carry by permitting a significantly increased number of video signals to be transmitted over a cable system's existing bandwidth. Bandwidth is a measure of the information-carrying capacity. It is the range of usable frequencies that can be carried by a cable system.

     We have also started to introduce a number of other new products and services, including interactive video programming, which allows information to flow in both directions, and high-speed Internet access to the World Wide Web. We are also exploring opportunities in telephony, which will integrate telephone services with the Internet through the use of cable. The introduction of these new services represents an important step toward the realization of our Wired World(TM) vision, where cable's ability to transmit voice, video and data at high speeds will enable it to serve as the primary platform for the delivery of new services to the home and workplace. We are accelerating the upgrade of our systems to more quickly provide these new services.

     We have grown rapidly over the past five years. During this period, our management team has successfully completed 32 acquisitions, including twelve acquisitions since January 1, 1999, and a merger with Marcus Holdings in April 1999. In addition, we have expanded our customer base through significant internal growth. In 1999, our internal customer growth, without giving effect to the cable systems we acquired during that period, was 3.1%, compared to the national industry average of 1.8%. In 1998, our internal customer growth, without giving effect to the cable systems we acquired in that year, was 4.8%, more than twice the national industry average of 1.7%.

BUSINESS STRATEGY

     Our objective is to increase our operating cash flow by increasing our customer base and the amount of cash flow per customer. To achieve this objective, we are pursuing the following strategies:

     INTEGRATE AND IMPROVE ACQUIRED CABLE SYSTEMS. We seek to rapidly integrate acquired cable systems and apply our core operating strategies to raise the financial and operating performance of these acquired systems. Our integration process occurs in three stages:

          System Evaluation. We conduct an extensive evaluation of each system we acquire. This process begins prior to reaching an agreement to purchase the system and focuses on the system's:

        - demographic profile of the market as well as the number of homes passed and customers;

        -  business plan;

        -  customer service standards;

        -  management capabilities; and

        -  technological capacity and compatibility.

     We also evaluate opportunities to consolidate headends and billing and other administrative functions. Based upon this evaluation, we formulate plans for customer service centers, plant upgrades, market positioning, new product and service launches and human resource requirements.

          Implementation of Our Core Operating Strategies. To achieve our high standards for customer satisfaction and financial and operating performance, we:

        -  attract and retain high quality local management;

        - empower local managers with a high degree of day-to-day operational autonomy;

        - set key financial and operating benchmarks for management to meet, such as revenue and cash flow per subscriber, subscriber growth, customer service and technical standards; and

        - provide incentives to all employees through grants of cash bonuses and equity options.

          Ongoing Support and Monitoring. We provide local managers with regional and corporate management guidance, marketing and other support for implementation of their business plans. We monitor performance of our acquired cable systems on a frequent basis to ensure that performance goals can be met.

     The turn-around in our Fort Worth system, which our management team began to manage in October 1998, is an example of our success in integrating newly acquired cable systems into our operations. We introduced a customer care team that has worked closely with city governments to improve customer service and local government relations, and each of our customer service representatives attended a training program. We also conducted extensive training programs for our technical and engineering, dispatch, sales and support, and management personnel. We held a series of sales events and service demonstrations to increase customer awareness and enhance our community exposure and reputation. We reduced the new employee hiring process from two to three weeks to three to five days. As a result of these and other actions taken by the Charter management team, relations with local franchising authorities are greatly improved, customer service has been significantly enhanced, and the number of customers and operating cash flow have increased.

     OFFER NEW PRODUCTS AND SERVICES. We intend to expand the array of products and services we offer to our customers to implement our Wired World vision. Using digital technology, we plan to offer additional channels on our existing service tiers, create new service tiers, introduce multiple packages of premium services and increase the number of pay-per-view channels. We also plan to add digital music services and interactive program guides which are comprehensive guides to television program listings that can be accessed by network, time, date or programming genre. In addition, we have begun to roll out advanced services, including interactive video programming and high-speed Internet access, and we are currently exploring opportunities in telephony. We have entered into agreements with several providers of high-speed Internet and other interactive services, including High-Speed Access Corp., EarthLink Network, Inc., Excite@Home Corporation, Convergence.com, WorldGate Communications, Inc. and Wink Communications, Inc. We have recently entered into a joint venture with Vulcan Ventures Inc. and Go2Net, Inc. to deliver high-speed Internet portal services to our customers.

     UPGRADE THE BANDWIDTH CAPACITY OF OUR SYSTEMS. We plan to spend approximately $5.6 billion from 2000 to 2002 for capital expenditures. Approximately $3.1 billion will be used to upgrade our systems to bandwidth capacity of 550 megahertz or greater. Upgrading to at least 550 megahertz of bandwidth capacity will allow us to:

     - offer advanced services, such as digital television, Internet access and other interactive services;

     - increase channel capacity up to 82 analog channels, or even more programming channels if some of our bandwidth is used for digital services; and

     - permit two-way communication which will give our customers the ability to send and receive signals over the cable system so that high-speed cable services, such as Internet access, will not require a separate telephone line and will enable our systems to provide telephony services.

     The remaining capital will be spent on plant extensions, new services, converters and system maintenance.

     As of December 31, 1999, approximately 45% of our customers were served by cable systems with at least 550 megahertz bandwidth capacity, and approximately 30% of our customers had two-way communication capability. By year-end 2003, including the Bresnan cable systems and our pending acquisition, we expect that approximately 95% of our customers will be served by cable systems with at least 550 megahertz bandwidth capacity and two-way communication capability and approximately 86% of our customers will be served by cable systems with at least 750 megahertz bandwidth and two-way communication capability.

     Our planned upgrades are designed to reduce the number of headends from 1,257 at year-end 1999, including the Bresnan acquisition and our pending acquisition, to 459 at year-end 2003. Reducing the number of headends will reduce headend equipment and maintenance expenditures and, together with other upgrades, will provide enhanced picture quality and system reliability. In addition, by year-end 2003, including the pending acquisition, we expect that approximately 90% of our customers will be served by headends serving at least 10,000 customers.

     MAXIMIZE CUSTOMER SATISFACTION. To maximize customer satisfaction, we operate our business to provide reliable, high-quality products and services, superior customer service and attractive programming choices at reasonable rates. We have implemented stringent internal customer service standards which we believe meet or exceed those established by the National Cable Television Association, the Washington, D.C.-based trade association for the cable television industry. We believe that our customer service efforts have contributed to our superior customer growth, and will strengthen the Charter brand name and increase acceptance of our new products and services.

     EMPLOY INNOVATIVE MARKETING. We have developed and successfully implemented a variety of innovative marketing techniques to attract new customers and increase revenue per customer. Our marketing efforts focus on tailoring Charter-branded entertainment and information services that provide value, choice, convenience and quality to our customers. We use demographic "cluster codes" to address messages to target audiences through direct mail and telemarketing. Cluster codes identify customers by marketing type such as young professionals, retirees or families. In addition, we promote our services on radio, in local newspapers and by door-to-door selling. In many of our systems, we offer discounts to customers who purchase multiple premium services such as Home Box Office or Showtime. We also have a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the link between quality service and the Charter brand name and to encourage customers to purchase higher service levels. Successful implementation of these marketing techniques has contributed to internal customer growth rates in excess of the cable industry average in each year from 1996 through 1999 for the systems we owned in each of those years. We have begun to implement our marketing programs in all of the systems we have recently acquired.

     EMPHASIZE LOCAL MANAGEMENT AUTONOMY WHILE PROVIDING REGIONAL AND CORPORATE SUPPORT AND CENTRALIZED FINANCIAL CONTROLS. Our local cable systems are organized into twelve operating regions. A regional management team oversees multiple local system operations in each region. We believe that a strong management presence at the local system level:

     -  improves our customer service;

     - increases our ability to respond to customer needs and programming preferences;

     -  reduces the need for a large centralized corporate staff;

     -  fosters good relations with local governmental authorities; and

     -  strengthens community relations.

     Our regional management teams work closely with both local managers and senior management in our corporate office to develop budgets and coordinate marketing, programming, purchasing and engineering activities. Our centralized financial management enables us to set financial and operating benchmarks and monitor performance on an ongoing basis. In order to attract and retain high quality managers at the local and regional operating levels, we provide a high degree of operational autonomy and accountability along with cash and equity-based compensation. Charter Communications Holding Company has a plan to distribute to directors, consultants and substantially all employees, including members of corporate management and key regional and system-level management personnel, options exercisable for up to 25,009,798 Charter Communications Holding Company membership units that are automatically exchanged for shares of Charter Communications, Inc. Class A common stock on a one-for-one basis.

     CONCENTRATE OUR SYSTEMS IN TIGHTER GEOGRAPHICAL CLUSTERS. To improve operating margins and increase operating efficiencies, we regularly seek to improve the geographic clustering of our cable systems by selectively swapping our cable systems for systems of other cable operators or acquiring systems in close proximity to our systems. We believe that by concentrating our systems in clusters, we will be able to generate higher growth in revenues and operating cash flow. Clustering enables us to consolidate headends and spread fixed costs over a larger subscriber base. Charter Communications, Inc. and AT&T Broadband & Internet Services have entered into a non-binding letter of intent to exchange certain cable systems (referred to as the "Swap Transaction"). If completed, the Swap Transaction will allow us to improve the clustering of our cable systems in certain key markets. We are negotiating with several other cable operators whose systems we consider to be potential acquisition or swapping candidates.

                                 RECENT EVENTS

ACQUISITIONS IN 1999 AND 2000

     Since January 1, 1999, we have completed twelve acquisitions of cable systems. A summary of information regarding these acquisitions is as follows:

                                                                                       AS OF AND FOR
                                                                                      THE YEAR ENDED
                                                           PURCHASE PRICE            DECEMBER 31, 1999
                                                             (INCLUDING        -----------------------------
                                             ACQUISITION   ASSUMED DEBT)                         REVENUES
ACQUISITION                                     DATE       (IN MILLIONS)       CUSTOMERS      (IN THOUSANDS)
-----------                                  -----------   --------------      ---------      --------------
Renaissance Media Group LLC...............       4/99       $        459         134,000        $   62,428
American Cable Entertainment, LLC.........       5/99                240          69,000            37,216
Cable systems of Greater Media
  Cablevision, Inc........................       6/99                500         176,000            85,933
Helicon Partners I, L.P. and affiliates...       7/99                550         171,000            85,224
Vista Broadband Communications, L.L.C.....       7/99                126          26,000            14,112
Cable system of Cable Satellite of South
  Miami, Inc..............................       8/99                 22           9,000             4,859
Rifkin Acquisition Partners, L.L.L.P. and
  InterLink Communications Partners,
  LLLP....................................       9/99              1,460         463,000           219,878
Cable systems of InterMedia Capital
  Partners IV, L.P., InterMedia Partners
  and affiliates..........................      10/99                873+        420,000           179,259
                                                            systems swap        (142,000)(a)       (53,056)(b)
                                                                               ---------        ----------
                                                                                 278,000           126,203
Cable systems of Fanch Cablevision L.P.
  and affiliates..........................      11/99              2,400         528,000           218,197
Falcon Communications, L.P................      11/99              3,481         955,000           427,668
Avalon Cable of Michigan Holdings, Inc....      11/99                845(c)      258,000(c)        109,943(d)
Bresnan Communications Company
  Limited Partnership.....................       2/00              3,100         686,000(e)        290,697(f)
                                                            ------------       ---------        ----------
  Total...................................                  $     14,056       3,753,000        $1,682,358
                                                            ============       =========        ==========

---------------

(a) As part of the transaction with InterMedia, we agreed to "swap" some of our non-strategic cable systems located in Indiana, Montana, Utah and northern Kentucky, representing 142,000 basic customers. We transferred cable systems with 112,000 customers to InterMedia in connection with this swap in October

1999. The remaining Indiana cable system, with customers totaling 30,000, was transferred in March 2000 after receipt of the necessary regulatory approvals.

(b) Includes revenues for all swapped InterMedia systems, except the retained Indiana system, for the nine months ended September 30, 1999, the date of the transfer of these systems, and includes revenues for the Indiana system for the year ended December 31, 1999.

(c) Includes approximately 5,400 customers served by cable systems that we acquired from certain former affiliates of Avalon in February 2000. The $845 million purchase price for Avalon includes the purchase price for these systems of approximately $13 million.

(d) Includes revenues of approximately $1.6 million related to cable systems acquired from certain former affiliates of Avalon.

(e) Includes approximately 19,400 customers served by cable systems acquired by Bresnan since December 31, 1999.

(f) Includes revenues of approximately $7.1 million related to the cable systems acquired by Bresnan since December 31, 1999.

     ACQUISITION CRITERIA. Our primary criterion in considering acquisition and swapping opportunities is the financial return that we expect to ultimately realize. We consider each acquisition in the context of our overall existing and planned operations, focusing particularly on the impact on our size and scope and the ability to reinforce our clustering strategy, either directly or through future swaps or acquisitions. Other specific factors we consider in acquiring a cable system are:

     - demographic profile of the market as well as the number of homes passed and customers within the system;

     - per customer revenues and operating cash flow and opportunities to increase these financial benchmarks;

     - proximity to our existing cable systems or the potential for developing new clusters of systems;

     -  the technological state of such system; and

     -  the level of competition within the local market.

     We believe that there are significant advantages in increasing the size and scope of our operations, including:

     - improved economies of scale in management, marketing, customer service, billing and other administrative functions;

     -  reduced costs for our cable plants and our infrastructure in general;

     -  increased leverage for negotiating programming contracts; and

     - increased influence on the evolution of important new technologies affecting our business.

     We believe that as a result of our acquisition strategy and our systems upgrade we will be well positioned to have cable systems with economies of scale sufficient to allow us to execute our strategy to expand the array of products and services that we offer to our customers as we implement our Wired World vision. We will continue to explore acquisitions and swaps of cable systems that would further complement our existing cable systems.

ACQUISITIONS COMPLETED IN 1999 AND 2000

     MERGER WITH MARCUS HOLDINGS. On April 23, 1998, Mr. Allen acquired approximately 99% of the non-voting economic interests in Marcus Cable Company, L.L.C., and agreed to acquire the remaining interests in Marcus Cable. The aggregate purchase price was approximately $1.4 billion, excluding $1.8 billion in assumed liabilities. On February 22, 1999, Marcus Holdings was formed, and all of Mr. Allen's interests in Marcus Cable were transferred to Marcus Holdings on March 15, 1999. On March 31, 1999, Mr. Allen completed the acquisition of all remaining interests of Marcus Cable. On April 7, 1999, the holding company parent of the Marcus companies, Marcus Holdings, merged into Charter Holdings, which was the surviving entity of the merger. The subsidiaries of Marcus Holdings became subsidiaries of Charter Operating. During the period of obtaining the requisite regulatory approvals for the transaction, the Marcus systems came under common management with our subsidiaries in October 1998 pursuant to the terms of a management agreement.

     The cable systems we acquired in the merger with Marcus are located in Wisconsin, Tennessee, North Carolina, Georgia, California, Alabama and Texas, has approximately 1,001,000 customers and is operated as part of our North Central, Southeast, Southern California, Gulf Coast and Metroplex regions. For the year ended December 31, 1999, Marcus had revenues of approximately $511.9 million.

     RENAISSANCE. In April 1999, one of Charter Holdings' subsidiaries purchased Renaissance Media Group LLC for approximately $459 million, consisting of $348 million in cash and $111 million of assumed debt. Renaissance owns cable systems located in Louisiana, Mississippi and Tennessee, has approximately 134,000 customers and is operated as part of our Gulf Coast and Mid-South regions. For the year ended December 31, 1999, Renaissance had revenues of approximately $62.4 million.

     AMERICAN CABLE. In May 1999, one of Charter Holdings' subsidiaries purchased American Cable Entertainment, LLC for approximately $240 million. American Cable owns cable systems located in California serving approximately 69,000 customers and is operated as part of our Southern California region. For the year ended December 31, 1999, American Cable had revenues of approximately $37.2 million.

     GREATER MEDIA SYSTEMS. In June 1999, one of Charter Holdings' subsidiaries purchased certain cable systems of Greater Media Cablevision Inc. for approximately $500 million. The Greater Media systems are located in Massachusetts, have approximately 176,000 customers and are operated as part of our Northeast Region. For the year ended December 31, 1999, the Greater Media systems had revenues of approximately $85.9 million.

     HELICON. In July 1999, one of Charter Holdings' subsidiaries acquired Helicon Partners I, L.P. and affiliates for approximately $550 million, consisting of $410 million in cash, $115 million of assumed debt, and $25 million in the form of preferred limited liability company interest of Charter-Helicon LLC, a direct wholly owned subsidiary of Charter Communications, LLC. Helicon owns cable systems located in Alabama, Georgia, New Hampshire, North Carolina, West Virginia, South Carolina, Tennessee, Pennsylvania, Louisiana and Vermont, and has approximately 171,000 customers. For the year ended December 31, 1999, Helicon had revenues of approximately $85.2 million.

     VISTA AND CABLE SATELLITE. One of Charter Communications Holdings' subsidiaries acquired Vista Broadband Communications, LLC in July 1999 and acquired a cable system of Cable Satellite of South Miami, Inc. in August 1999. These cable systems are located in Georgia and southern Florida and serve a total of approximately 35,000 customers. The aggregate purchase price for these acquisitions was approximately $148 million in cash. For the year ended December 31, 1999, these systems had revenues of approximately $19.0 million.

     RIFKIN. In September 1999, Charter Operating acquired Rifkin Acquisition Partners L.L.L.P. and InterLink Communications Partners, LLLP for a purchase price of approximately $1.46 billion, consisting of $1.2 billion in cash, $133.3 million in equity in Charter Communications Holding Company and $128.0 million in assumed debt.

     Rifkin owns cable systems primarily in Florida, Georgia, Illinois, Indiana, Tennessee, Virginia and West Virginia, serving approximately 463,000 customers. For the year ended December 31, 1999, Rifkin had revenues of approximately $219.9 million.

     INTERMEDIA SYSTEMS. In October 1999, Charter Communications, LLC purchased certain cable systems of InterMedia Capital Partners IV, L.P., InterMedia Partners and their affiliates in exchange for approximately $873 million in cash and certain of our cable systems. The InterMedia systems serve approximately 420,000 customers in North Carolina, South Carolina, Georgia and Tennessee. As part of this transaction, we agreed to "swap" some of our non-strategic cable systems serving approximately 142,000 customers in Indiana, Montana, Utah and northern Kentucky.

     At the closing, we retained a cable system located in Indiana serving approximately 30,000 customers for which we were unable to timely obtain the necessary regulatory approvals of the system transfer. Such approval was subsequently obtained and the Indiana system assets were transferred in March 2000.

     This transaction, including the transfer of the retained Indiana system, resulted in a net increase of 278,000 customers concentrated in our Southeast and Mid-South regions. For the year ended December 31, 1999, the InterMedia systems had revenues of approximately $179.3 million and $126.2 million on a pro forma basis reflecting disposed systems.

     The cable systems acquired in the Bresnan acquisition are located in Michigan, Minnesota, Wisconsin and Nebraska and serve approximately 686,000 customers. For the year ended December 31, 1999, these systems had revenues of approximately $1682.4 million.

     FANCH. In November 1999, Charter Communications Holding Company purchased the partnership interests of Fanch Cablevision of Indiana, L.P., specified assets of Cooney Cable Associates of Ohio, Limited Partnership, Fanch-JV2 Master Limited Partnership, Mark Twain Cablevision Limited Partnership, Fanch-Narragansett CSI Limited Partnership, North Texas Cablevision, Ltd., Post Cablevision of Texas, Limited Partnership and Spring Green Communications, L.P. and the stock of Tioga Cable Company, Inc., Cable Systems, Inc. and, indirectly, Hornell Television Service, Inc. for a total combined purchase price of approximately $2.4 billion in cash.

     The cable systems acquired in this acquisition are located in Colorado, Indiana, Kansas, Kentucky, Michigan, Mississippi, New Mexico, Oklahoma, Texas and Wisconsin, and serve approximately 528,000 customers. For the year ended December 31, 1999, these systems had revenues of approximately $218.2 million.

     FALCON. In November 1999, Charter Communications Holding Company purchased partnership interests in Falcon Communications, L.P. from Falcon Holding Group, L.P. and TCI Falcon Holdings, LLC, interests in a number of Falcon entities held by Falcon Cable Trust and Falcon Holding Group, Inc., specified interests in Enstar Communications Corporation and Enstar Finance Company, LLC held by Falcon Holding Group, L.P., and specified interests in Adlink held by DHN Inc.

     The purchase price for the acquisition was approximately $3.5 billion, consisting of cash, $550 million in common membership units in Charter Communications Holding Company issued to certain of the Falcon sellers and $1.7 billion in assumed debt.

     The Falcon cable systems are located in California and the Pacific Northwest, Missouri, North Carolina, Alabama and Georgia and serve approximately 955,000 customers. For the year ended December 31, 1999, these systems had revenues of approximately $427.7 million.

     AVALON. In November 1999, Charter Communications Holding Company purchased directly and indirectly all of the equity interests of Avalon Cable of Michigan Holdings, Inc. from Avalon Cable Holdings LLC and Avalon Investors, L.L.C. for approximately $832 million, consisting of $558.2 million in cash and $273.8 million in assumed notes.

     Avalon Cable operates primarily in Michigan and New England and serves approximately 252,000 customers. For the year ended December 31, 1999, Avalon Cable had revenues of approximately $109.9 million.

     BRESNAN. In February 2000, Charter Communications Holding Company purchased Bresnan Communications Company Limited Partnership for a total purchase price of approximately $3.1 billion, consisting of cash, $1.0 billion in membership units in Charter Communications Holding Company and an indirect subsidiary of Charter Communications Holding Company and $964.4 million in assumed debt.

     The cable systems acquired in the Bresnan acquisition are located in Michigan, Minnesota, Wisconsin and Nebraska and serve approximately 686,000 customers. For the year ended December 31, 1999, these systems and systems acquired by Bresnan since December 31, 1999 had revenues of approximately $290.7 million.

PENDING TRANSACTION

     In March 2000, we entered into an agreement providing for the merger of Cablevision of Michigan, Inc., the indirect owner of a cable system in Kalamazoo, Michigan with and into us. As a result of this merger, we will become the indirect owner of the Kalamazoo system. The merger consideration of approximately $173 million will be paid in Class A common stock of Charter Communications, Inc. After the merger, we will contribute 100% of the equity interests of the direct owner of the Kalamazoo system to Charter Communications Holding Company in exchange for membership units. Charter Communications Holding Company will contribute the equity interests to Charter Holdings, which will in turn contribute the equity interests to a subsidiary. The Kalamazoo cable system has approximately 49,000 customers and had revenue of approximately $31.9 million for the year ended December 31, 1999. We anticipate that this transaction will close in the third quarter of 2000.

POSSIBLE SWAP TRANSACTION

     On December 1, 1999, we entered into a non-binding letter of intent with AT&T Broadband & Internet Services to exchange certain cable systems. The Swap Transaction would involve cable systems owned by AT&T located in municipalities in Alabama, Georgia, Illinois and Missouri serving approximately 705,000 customers and certain of our cable systems located in municipalities in California, Connecticut, Massachusetts, Texas and other states serving approximately 631,000 customers. As part of the Swap Transaction, we would pay AT&T approximately $108 million in cash, which represents the difference in the agreed values of the systems being exchanged. The Swap Transaction is subject to the negotiation and execution of a definitive exchange agreement, regulatory approvals and other conditions typical in transactions of this type. We cannot assure you that the Swap Transaction will be completed.

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

     TRADITIONAL CABLE TELEVISION SERVICES. As of December 31, 1999, pro forma for the Bresnan acquisition, approximately 85% of our customers subscribed to both "basic" and "expanded basic" service and generally receive a line-up of between 33 and 85 channels of television programming, depending on the bandwidth capacity of the system. Customers who pay additional amounts can also subscribe to additional channels, either individually or in packages of several channels, as add-ons to the basic channels. As of December 31, 1999, more than 22% of our customers subscribe to premium channels, with additional customers subscribing to other special add-on packages. We tailor both our basic channel line-up and our additional channel offerings to each system according to demographics, programming preferences, competition, price sensitivity and local regulation.

     Our traditional cable television service offerings include the following:

     - BASIC CABLE. All of our customers receive basic cable services which generally consist of local broadcast television, local community programming, including governmental and public access and limited satellite programming. For the year ended December 31, 1999, the average monthly fee was $13.54 for our basic service.

     - EXPANDED BASIC CABLE. This expanded tier includes a group of satellite-delivered or non-broadcast channels such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN) and Lifetime Television, in addition to the basic channel line-up. For the year ended December 31, 1999, the average monthly fee was $14.88 for our expanded basic service.

     - PREMIUM CHANNELS. These channels provide unedited, commercial-free movies, sports and other special event entertainment programming. Home Box Office, Cinemax and Showtime are typical examples. We offer subscriptions to these channels either individually or in packages. For the year ended December 31, 1999, the average monthly fee was $6.15 per premium subscription.

     - PAY-PER-VIEW. These channels allow customers to pay to view a single showing of a recently released movie, a one-time special sporting event or music concerts on an unedited, commercial-free basis. We currently charge a fee that ranges from $2.95 to $8.95 for movies. For special events, such as championship boxing matches, we have charged a fee of up to $54.95.

     We have employed a variety of targeted marketing techniques to attract new customers by focusing on delivering value, choice, convenience and quality. We employ direct mail and telemarketing, using demographic "cluster codes" to target specific messages to target audiences. In many of our systems, we offer discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. We also have a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the decision to subscribe and to encourage customers to purchase higher service levels.

     NEW PRODUCTS AND SERVICES. A variety of emerging technologies and the rapid growth of Internet usage have presented us with substantial opportunities to provide new or expanded products and services to our customers and to expand our sources of revenue. The desire for such new technologies and the use of the Internet by businesses in particular have triggered a significant increase in our commercial market penetration. As a result, we are in the process of introducing a variety of new or expanded products and services beyond the traditional offerings of analog television programming for the benefit of both our residential and commercial customers. These new products and services include:

     -  digital television and its related enhancements;

     - high-speed Internet access via cable modems installed in personal computers;

     - WorldGate television-based Internet access, which allows customers to access the Internet through the use of our two-way capable cable plant without the need for a personal computer;

     - interactive services, such as Wink, which adds interactivity and electronic commerce opportunities to traditional programming and advertising; and

     - telephony and data transmission services, which are private network services interconnecting locations for a customer.

     Cable television's high bandwidth allows cable to be well positioned to deliver a multitude of channels and/or new and advanced products and services. We believe that this high bandwidth will be a key factor in the successful delivery of these products and services.

     DIGITAL TELEVISION. As part of upgrading our systems, we are installing headend equipment capable of delivering digitally encoded cable transmissions to a two-way digital-capable set-top converter box in the customer's home. This digital connection offers significant advantages. For example, we can compress the digital signal to allow the transmission of up to twelve digital channels in the bandwidth normally used by one analog channel. This will allow us to increase both programming and service offerings, including near video-on-demand for pay-per-view customers. We expect to increase the amount of these services purchased by our customers.

     Digital services customers may receive a mix of additional television programming, an electronic program guide and up to 40 channels of digital music. The additional programming falls into four categories which are targeted toward specific markets:

     - additional expanded basic channels, which are marketed in systems primarily serving rural communities;

     - additional premium channels, which are marketed in systems serving both rural and urban communities;

     - "multiplexes" of premium channels to which a customer previously subscribed, such as multiple channels of HBO or Showtime, which are varied as to time of broadcast or programming content theme and which are marketed in systems serving both rural and urban communities; and

     - additional pay-per-view programming, such as more pay-per-view options and/or frequent showings of the most popular films to provide near video-on-demand, which are more heavily marketed in systems primarily serving both rural and urban communities.

     As part of our pricing strategy for digital services, we have established a retail rate of $4.95 to $8.95 per month for the digital set-top converter and the delivery of "multiplexes" of premium services, additional pay-per-view channels, digital music and an electronic programming guide. Some of our systems also offer additional expanded basic tiers of service. These tiers of services retail for $3.95 per month each or $8.95 for all three tiers. As of December 31, 1999, pro forma for the Bresnan acquisition, more than 155,400 of our customers subscribed to the digital service offered in 85 markets. As of December 31, 1999, pro forma for the acquisition of Bresnan, approximately 4.7 million of our customers were served by cable systems capable of delivering digital services. By year-end 2000, we anticipate that digital services will pass approximately
7.0 million homes.

     INTERNET ACCESS. We currently provide Internet access to our customers by two principal means:

     - via cable modems attached to personal computers, either directly or through an outsourcing contract with an Internet service provider; and

     -  through television access, via a service such as WorldGate.

     We also provide Internet access in some markets through traditional dial-up telephone modems, using a third party service provider.

     The principal advantage of cable Internet connections is the high speed of data transfer over a cable system. We currently offer these services to our residential customers over coaxial cable at speeds that can range up to approximately 50 times the speed of a conventional telephone modem. Furthermore, a two-way communication cable system using a hybrid fiber optic/coaxial structure can support the entire connection at cable modem speeds without the need for a separate telephone line. If the cable system only supports one-way signals from the headend to the customer, the customer must use a separate telephone line in order to send signals to the provider, although such customer still receives the benefit of high speed cable access when downloading information, which is the primary reason for using cable as an Internet connection. In addition to Internet access over our traditional coaxial system, we also provide our commercial customers fiber optic cable access at a price that we believe is less than the price offered by the telephone companies.

     In the past, cable Internet connections have provided customers with widely varying access speeds because each customer accessed the Internet by sending and receiving data through a node. Users connecting simultaneously through a single node share the bandwidth of that node, so that users' connection speeds may diminish as additional users connect through the same node. To induce users to switch to our Internet services, we guarantee our cable modem customers the minimum access speed selected from several speed options we offer. We also provide higher guaranteed access speeds for customers willing to pay an additional cost. In order to meet these guarantees, we are increasing the bandwidth of our systems and "splitting" nodes easily and cost-effectively to reduce the number of customers per node.

     CABLE MODEM-BASED INTERNET ACCESS. We have deployed cable modem-based Internet access services in 84 markets including: Los Angeles, California; St. Louis, Missouri; and Fort Worth, Texas.

     As of December 31, 1999, pro forma for the Bresnan acquisition, we provided Internet access service to approximately 65,600 residential customers and 280 commercial customers. The following table indicates the projected availability, pro forma for the Bresnan acquisition, of cable modem-based Internet access services in our systems, as of the dates indicated. Only a small percentage of our customers currently subscribe to these services.

                                                                    HOMES MADE AVAILABLE FOR
                                                                     ADVANCED DATA SERVICES
                                                             --------------------------------------
                                                             DECEMBER 31, 1999    DECEMBER 31, 2000
                                                             -----------------    -----------------
                                                                (PRO FORMA)          (PROJECTED)
HIGH-SPEED INTERNET ACCESS VIA CABLE MODEMS:
High Speed Access Corp...................................        1,128,300            3,180,500
EarthLink/Charter Pipeline...............................          708,700              772,700
Excite@Home..............................................          867,800              917,700
Convergence.com..........................................          263,200                   --
In-House/Other...........................................          445,600              523,700
                                                                 ---------            ---------
  Total cable modems.....................................        3,413,600            5,394,600
                                                                 =========            =========
Internet access via WorldGate............................          428,800              488,800
                                                                 =========            =========

     We have a relationship with High Speed Access Corp. to offer Internet access in some of our smaller systems. High Speed Access also provides Internet access services to our customers under the Charter Pipeline brand name. Although the Internet access service is provided by High Speed Access, the Internet "domain name" of our customer's e-mail address and web site, if any, is "Charter.net," allowing the customer to switch or expand to our other Internet services without a change of e-mail address.

     High Speed Access provides three different tiers of service to us. The base tier is similar to our arrangements with EarthLink and Excite@Home, as described below. The turnkey tier bears all capital, operating and marketing costs of providing the service, and seeks to build economies of scale in our smaller systems that we cannot efficiently build ourselves by simultaneously contracting to provide the same services to other small geographically contiguous systems. The third tier allows for a-la carte selection of services between the base tier and the turnkey tier. As of December 31, 1999, pro forma for the Bresnan acquisition, we have made Internet access available to approximately 1,128,300 of our homes passed, and approximately 15,200 customers have signed up for the service. During 2000, we anticipate making available for service an additional 73 markets to High Speed Access, covering approximately 2,052,200 additional homes passed.

     We have an agreement with EarthLink Network, Inc., an independent Internet service provider, to provide service marketed and branded Charter Pipeline(TM), which is a cable modem-based, high-speed Internet access service we offer. EarthLink and MindSpring Enterprises, Inc. merged in February 2000 creating the second-largest Internet service provider (ISP) in the United States. We currently charge a monthly usage fee of between $24.95 and $39.95. Our customers have the option to lease a cable modem for $10 to $15 a month or to purchase a modem for between $200 and $300. As of December 31, 1999, we made EarthLink Internet access available to approximately 708,700 homes passed and had approximately 10,500 customers who subscribed to this service.

     We have a revenue sharing agreement with Excite@Home, under which Excite@Home provides Internet service to customers in our systems serving Fort Worth, University Park and Highland Park, Texas. The Excite@Home network provides high-speed, cable modem-based Internet access using our cable infrastructure. As of December 31, 1999, pro forma for the Bresnan acquisition, we have made Excite@Home available to approximately 867,800 of our homes passed and had approximately 18,200 customers who subscribed to this service.

     We also have services agreements with Convergence.com under which Convergence.com provides Internet service to customers in systems acquired from Rifkin. The Convergence.com network provides high-speed, cable modem-based Internet access using our cable infrastructure. As of December 31, 1999, pro forma for the Bresnan acquisition, we have made available Convergence.com service to approximately 263,200 homes passed and had approximately 7,100 customers who subscribed to this service.

     We actively market our cable modem service to businesses in each one of our systems where we have the capability to offer such service. Our marketing efforts are often door-to-door, and we have established a separate division whose function is to make businesses aware that this type of Internet access is available through us. We also provide several virtual local area networks for municipal and educational facilities in our Los Angeles cluster including California Institute of Technology located in Pasadena, the City of Pasadena and the City of West Covina.

     TV-BASED INTERNET ACCESS. We have a non-exclusive agreement with WorldGate to provide its TV-based e-mail and Internet access to our cable customers. WorldGate's technology is only available to cable systems with two-way capability. WorldGate offers easy, low-cost Internet access to customers at connection speeds ranging up to 128 kilobits per second. For a monthly fee, we provide our customers with e-mail and Internet access that does not require the use of a PC, an existing or additional telephone line, or any additional equipment. Instead, the customer accesses the Internet through the set-top box, which the customer already has on his television set, and a wireless keyboard, that is provided with the service and which interfaces with the box. WorldGate works on advanced analog and digital converters and, therefore, can be installed utilizing advanced analog converters already deployed. In contrast, other converter-based, non-PC Internet access products require a digital platform and a digital converter prior to installation.

     Customers who opt for television-based Internet access are generally first-time Internet users who prefer this more user-friendly interface. Although the WorldGate service bears the WorldGate brand name, the Internet domain names of the customers who use this service is "Charter.net." This allows the customers to switch or expand to our other Internet services without a change of e-mail address.

     We first offered WorldGate to customers on the upgraded portion of our systems in St. Louis in April 1998. We are also currently offering this service in five other systems. In addition, we plan to introduce it in four additional systems during 2000. As of December 31, 1999, pro forma for the Bresnan acquisition, we provided WorldGate Internet service to approximately 7,100 customers.

     INTERNET PORTAL SERVICES. On October 1, 1999, Charter Communications Holding Company, Vulcan Ventures, an entity controlled by Mr. Allen, and Go2Net, Inc. entered into a joint venture to form Broadband Partners, Inc. Broadband will provide access to the Internet through a "portal" to our customers on the digital service tier. A portal is an Internet web site that serves as a user's initial point of entry to the World Wide Web. By offering selected content, services and links to other web sites, a portal guides and directs users through the World Wide Web. In addition, the portal generates revenues from advertising on its own web pages and by sharing revenues generated by linked or featured web sites.

     Revenue splits and other economic terms in this arrangement will be at least as favorable to us as terms between Broadband and any other parties. Charter Communications Holding Company has agreed to use Broadband's portal services exclusively for an initial six-year period that will begin when the portal services are launched, except that Charter Communications Holding Company's existing agreements with other Internet high-speed portal services and High Speed Access may run for their current term to the extent that such agreements do not allow for the carriage of content provided by Charter Communications Holding Company or Vulcan Ventures. The joint venture is for an initial 25-year term, subject to successive five-year renewals by mutual consent. Vulcan Ventures will own 55.2%, Charter Communications Holding Company will own 24.9% and Go2Net will own 19.9% of Broadband's equity interests, and Vulcan Ventures will have voting control over the Broadband entity. Broadband's board of directors will consist of three directors designated by Vulcan Ventures and one by each of Charter Communications Holding Company and Go2Net.

     Each of Broadband's investors will be obligated to provide their pro rata share of funding for Broadband's operations and capital expenditures, except that Vulcan Ventures will fund our portion of Broadband's expenses for the first four years and will fund Go2Net's portion of Broadband's expenses to the extent Go2Net's portion exceeds budget for the first four years.

     We believe that our participation in the Broadband joint venture will facilitate the delivery of a broad array of Internet products and services to our customers over the television through the use of an advanced digital set-top box or through the personal computer.

     The Broadband joint venture has not yet established a timetable for a commercial launch of its portal services. However, we anticipate that alpha and beta testing of this Internet portal service will be completed during 2000. We do not anticipate that our participation in the joint venture will have a material adverse impact on our financial condition or results of operations for the foreseeable future.

     WINK-ENHANCED PROGRAMMING. We have formed a relationship with Wink, which sells technology to embed interactive features, such as additional information and statistics about a program or the option to order an advertised product, into programming and advertisements. A customer with a Wink-enabled set-top box and a Wink-enabled cable provider sees an icon flash on the screen when additional Wink features are available to enhance a program or advertisement. By pressing the select button on a standard remote control, a viewer of a Wink-enhanced program is able to access additional information regarding such program, including, for example, information on prior episodes or the program's characters. A viewer watching an advertisement would be able to access additional information regarding the advertised product and may also be able to utilize the two-way transmission features to order a product. We have bundled Wink's services with our traditional cable services in both our advanced analog and digital platforms. Wink's services are provided free of charge. A company controlled by Mr. Allen has made an equity investment in Wink.

     Various programming networks, including CNN, NBC, ESPN, HBO, Showtime, Lifetime, VH1, the Weather Channel, and Nickelodeon, are currently producing over 1,000 hours of Wink-enhanced programming per week. Under certain revenue-sharing arrangements, we will modify our headend technology to allow Wink-enabled programming to be offered on our systems. We receive fees from Wink each time one of our customers uses Wink to request certain additional information or order an advertised product.

     TELEPHONE SERVICES. We expect to be able to offer cable telephony services in the near future using our systems' direct, two-way connections to homes and other buildings. We are exploring technologies using Internet protocol telephony, as well as traditional switching technologies that are currently available, to transmit digital voice signals over our systems. AT&T and other telephone companies have already begun to pursue strategic partnering and other programs which make it attractive for us to acquire and develop this alternative Internet protocol technology. For the last two years, we have sold telephony services as a competitive access provider in the state of Wisconsin through one of our subsidiaries, and are currently looking to expand our services as a competitive access provider into other states.

     JOINT VENTURE WITH RCN CORPORATION. On October 1, 1999, Charter Communications Holding Company and RCN Corporation entered into a binding term sheet containing the principal terms of a non-exclusive joint venture to provide a broad range of telephony services to the customers of Charter Communications Holding Company's subsidiaries in its Los Angeles franchise territory. RCN is engaged in the businesses of bundling residential voice, video and Internet access operations, cable operations and certain long distance telephony operations. RCN is developing advanced fiber optic networks to provide a wide range of telecommunications services, including long distance telephone, video programming and data services, such as high-speed Internet access.

     Charter Communications Holding Company will provide access to our Los Angeles customer base and will provide the capital necessary to develop telephony capability in Los Angeles. In addition, Charter Communications Holding Company will provide the necessary personnel to oversee and manage the telephony services. RCN will provide the necessary personnel and support services to develop and implement telephony services to be provided by Charter Communications Holding Company. We will pay RCN's fees at rates consistent with industry market compensation. We will have all rights to the telephony business and assets and will receive all revenues derived from the telephony business unless the parties expand RCN's role by mutual agreement. We believe that our telephony joint venture, together with Mr. Allen's investment in RCN, may allow us to take advantage of RCN's telephony experience as we deliver telephone services to our customers, although we cannot assure you that we will realize anticipated advantages.

     The term sheet contains only the principal terms of this joint venture and provides that the parties will enter into definitive agreements, which will contain, among other terms, details of the compensation to be received by RCN. To date, we have only had preliminary discussions with RCN regarding specific operational matters and have not determined a timetable for the commencement of services by the joint venture. We do not anticipate that this joint venture will have a material impact on our financial condition or results of operations in the foreseeable future.

     ALLOCATION OF BUSINESS OPPORTUNITIES WITH MR. ALLEN. Mr. Allen and a number of his affiliates have interests in various entities that provide services or programming to a number of our subsidiaries. Given the diverse nature of Mr. Allen's investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter Communications Holding Company and Charter Communications, Inc., under the terms of their respective organizational documents, may not, and may not allow their subsidiaries to, engage in any business transaction outside the cable transmission business except for the joint venture with Broadband Partners and incidental businesses engaged in as of the closing of the initial public offering of Charter Communications, Inc. This restriction will remain in effect until all of the shares of Charter Communications, Inc.'s high-vote Class B common stock have been converted into shares of Class A common stock due to Mr. Allen's equity ownership falling below specified threshholds.

     Should Charter Communications, Inc. or Charter Communications Holding Company wish to pursue, or allow their subsidiaries to pursue, a business transaction outside of the cable transmission business, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to do so and consents to our engaging in the business transaction, we will be able to do so. In any such case, the restated certificate of incorporation and the limited liability company agreement of Charter Communications, Inc. and Charter Communications Holding Company would be amended accordingly to appropriately modify the current restrictions on our ability to engage in any business other than the cable transmission business. The cable transmission business means the business of transmitting video, audio, including telephony, and data over cable television systems owned, operated or managed by us from time to time. Under Charter Communications, Inc.'s restated certificate of incorporation, the businesses of RCN Corporation, a company in which Mr. Allen has made a significant investment, are not considered cable transmission businesses under these provisions.

     Under Delaware corporate law, each director of Charter Communications, Inc., including Mr. Allen, is generally required to present to Charter Communications, Inc. any opportunity he or she may have to acquire any cable transmission business or any company whose principal business is the ownership, operation or management of cable transmission businesses so that we may determine whether we wish to pursue such opportunities. However, Mr. Allen and the other directors generally will not have an obligation to present to Charter Communications, Inc. other business opportunities and they may exploit such opportunities for their own account.

                                  OUR SYSTEMS

     OPERATING REGIONS. To manage and operate our systems, we have established two divisions that contain a total of twelve operating regions. Each of the two divisions is managed by a Senior Vice President who reports directly to Mr. Kent, President and Chief Executive Officer, and is responsible for overall supervision of the operating regions within the division. Each region is managed by a team consisting of a Senior Vice President or a Vice President supported by operational, marketing and engineering personnel. Within each region, certain groups of cable systems are further organized into clusters. We believe that much of our success is attributable to our operating philosophy which emphasizes decentralized management, with decisions being made as close to the customer as possible.

     The Western Division is comprised of the following regions: Central, North Central, MetroPlex (Dallas/ Fort Worth), Southern California, Northwest, Michigan and National. The Eastern Division is comprised of the following regions: Southeast, Mid-South, Northeast, Gulf Coast and Mid-Atlantic.

     The following table provides an overview of customer data for each of our operating regions as of December 31, 1999, pro forma for the Bresnan acquisition, and our pending acquisition, after which our systems will pass approximately 9.9 million homes serving approximately 6.2 million customers.

                     CUSTOMER DATA AS OF DECEMBER 31, 1999

                                  CHARTER             BRESNAN                     CABLEVISION
                            COMMUNICATIONS INC.     ACQUISITION     SUBTOTAL      ACQUISITION       TOTAL
                            -------------------   ---------------   ---------   ---------------   ---------
WESTERN DIVISION:
Central..................          428,273                 --         428,273           --          428,273
North Central............          423,077            377,485         800,562           --          800,562
MetroPlex................          188,132                 --         188,132           --          188,132
Southern California......          747,988                 --         747,988           --          747,988
Northwest................          370,619                 --         370,619           --          370,619
Michigan.................          297,356            246,971         544,327       48,500          592,827
National.................          178,526             61,094         239,620           --          239,620
                                 ---------            -------       ---------       ------        ---------
                                 2,633,971            685,550       3,319,521       48,500        3,368,021
EASTERN DIVISION:
Southeast................          960,152                 --         960,152           --          960,152
Mid-South................          543,076                 --         543,076           --          543,076
Northeast................          328,108                 --         328,108           --          328,108
Gulf Coast...............          432,488                 --         432,488           --          432,488
Mid-Atlantic.............          554,855                 --         554,855           --          554,855
                                 ---------            -------       ---------       ------        ---------
                                 2,818,679                 --       2,818,679           --        2,818,679
                                 ---------            -------       ---------       ------        ---------
Total....................        5,452,650            685,550       6,138,200       48,500        6,186,700
                                 =========            =======       =========       ======        =========

     The following discussion provides a description of our operating regions as of December 31, 1999, giving effect to the Bresnan acquisition and our pending acquisition.

     CENTRAL REGION. The Central region consists of cable systems serving approximately 428,000 customers of which approximately 255,000 customers reside in and around St. Louis County or in adjacent areas in Illinois. The remaining customers, approximately 173,000, reside in small to medium-sized communities in Missouri, Illinois and Indiana.

     NORTH CENTRAL REGION. The North Central region consists of cable systems serving approximately 801,000 customers located throughout the states of Wisconsin and Minnesota. Approximately 518,000 and 283,000 customers reside in the states of Wisconsin and Minnesota, respectively. Within the state of Wisconsin, the two largest operating clusters are located in and around Madison, serving approximately 231,000 customers, and Fond du Lac, serving approximately 107,000 customers. Within the state of Minnesota, the two largest operating clusters are located in and around Rochester, serving approximately 142,000 customers, and St. Cloud, serving approximately 62,000 customers.

     METROPLEX REGION. The MetroPlex region consists of cable systems serving approximately 188,000 customers of which approximately 132,000 are served by the Fort Worth, Texas system.

     SOUTHERN CALIFORNIA REGION. The Southern California region consists of cable systems serving approximately 748,000 customers located in the state of California, with approximately 509,000 customers in the Los Angeles metropolitan area. These customers reside primarily in the communities of Pasadena, Alhambra, Glendale, Long Beach and Riverside. We also have approximately 239,000 customers in central California, principally located in the communities of San Luis Obispo, West Sacramento and Turlock.

     NORTHWEST REGION. The Northwest region was formed in connection with the recent Fanch and Falcon acquisitions. After these acquisitions, the Northwest region consists of cable systems serving approximately 371,000 customers residing in the states of Oregon, Washington, Idaho, Utah and California. The two largest operating clusters in the Northwest region are located in and around Kennewick, Washington, serving approximately 85,000 customers and Medford, Oregon, serving approximately 72,000 customers.

     MICHIGAN REGION. The Michigan region was formed in connection with the recent Fanch, Avalon, Falcon and Bresnan acquisitions. Pro forma for these acquisitions and the pending acquisition, the Michigan region will consist of cable systems serving approximately 593,000 customers. The largest operating cluster in the Michigan region is located in and around Bay City, Michigan serving approximately 132,000 customers.

     NATIONAL REGION. The National region consists of cable systems serving approximately 240,000 customers residing in small to medium-sized communities in the states of Nebraska, Texas, New Mexico, North Dakota, Kansas, Colorado and Oklahoma. These systems are managed from our Fort Worth, Texas regional office.

     SOUTHEAST REGION. The Southeast region consists of cable systems serving approximately 960,000 customers residing primarily in small to medium-sized communities in North Carolina, South Carolina, Georgia and Florida. There are significant clusters of cable systems in and around the cities and counties of Greenville/Spartanburg, South Carolina; Hickory and Asheville, North Carolina; and Atlanta, Georgia.

     MID-SOUTH REGION. The Mid-South region consists of cable systems serving approximately 543,000 customers residing in the states of Tennessee and Kentucky. The Mid-South region has a significant cluster of cable systems in and around Kingsport, Tennessee serving approximately 124,000 customers.

     NORTHEAST REGION. The Northeast region consists of cable systems serving approximately 328,000 customers residing in the states of Connecticut and Massachusetts. These systems serve the communities of Newtown and Willimantic, Connecticut, and areas in and around Pepperell and Worcester, Massachusetts.

     GULF COAST REGION. The Gulf Coast region was formed in connection with the Fanch and Falcon acquisitions. The Gulf Coast region consists of cable systems serving approximately 432,000 customers residing in the states of Louisiana, Mississippi and Alabama. Within the state of Alabama, the two largest operating clusters are located in and around Birmingham, serving approximately 117,000 customers, and Montgomery, serving approximately 25,000 customers.

     MID-ATLANTIC REGION. The Mid-Atlantic region consists of cable systems serving approximately 555,000 customers residing in the states of Virginia, West Virginia, Vermont, Ohio, Pennsylvania, New York and Maryland. The Mid-Atlantic region has significant clusters of cable systems in and around the cities of Charleston, West Virginia, serving approximately 189,000 customers, and Johnstown, Pennsylvania, serving approximately 77,000 customers.

     The following table describes the current technological state of our systems and the anticipated progress of planned upgrades through 2003, based on the percentage of our customers who will have access to the bandwidth and other features shown:

                                               LESS THAN                     750 MEGAHERTZ    TWO-WAY
                                             550 MEGAHERTZ   550 MEGAHERTZ    OR GREATER     CAPABILITY
                                             -------------   -------------   -------------   ----------
December 31, 1999.........................         55%             15%             30%            30%
December 31, 2000.........................         48%             14%             38%            38%
December 31, 2001.........................         30%             12%             58%            58%
December 31, 2002.........................         16%             10%             74%            74%
December 31, 2003.........................          5%              9%             86%            86%

     We have adopted the hybrid fiber coaxial cable (HFC) architecture as the standard for our ongoing systems upgrades. HFC architecture combines the use of fiber optic cable, which can carry hundreds of video, data and voice channels over extended distances, with coaxial cable, which requires a more extensive signal amplification in order to obtain the desired transmission levels for delivering channels. In most systems, we deliver our signals via fiber optic cable to individual nodes serving a maximum of 500 homes or commercial buildings. Currently, our average node size is approximately 380 homes per node. Our HFC architecture consists of six strands of fiber to each node, with two strands activated and four strands reserved for future services. We believe that this network design provides high capacity and superior signal quality, and will enable us to provide the newest forms of telecommunications services to our customers. The primary advantages of HFC architecture over traditional coaxial cable networks include:

     -  increased channel capacity of cable systems;

     - reduced number of amplifiers, which are devices to compensate for signal loss caused by coaxial cable, needed to deliver signals from the headend to the home, resulting in improved signal quality and reliability;

     - reduced number of homes that need to be connected to an individual node, improving the capacity of the network to provide high-speed Internet access and reducing the number of households affected by disruptions in the network; and

     - sufficient dedicated bandwidth for two-way services, which avoids reverse signal interference problems that can otherwise occur when you have two-way communication capability.

     The HFC architecture will enable us to offer new and enhanced services, including:

     -  additional channels and tiers;

     -  expanded pay-per-view options;

     -  high-speed Internet access;

     - wide area networks, which permit a network of computers to be connected together beyond an area;

     - point-to-point data services, which can switch data links from one point to another; and

     - digital advertising insertion, which is the insertion of local, regional and national programming.

     The upgrades will facilitate our new services in two primary ways:

     - Greater bandwidth allows us to send more information through our systems. This provides us with the capacity to provide new services in addition to our current services. As a result, we will be able to roll out digital cable programming in addition to existing analog channels offered to customers who do not wish to subscribe to a package of digital services.

     - Enhanced design configured for two-way communication with the customer allows us to provide cable Internet services without telephone support and other interactive services, such as an interactive program guide, impulse pay-per-view, video-on-demand and Wink, that cannot be offered without upgrading the bandwidth capacity of our systems.

     This HFC architecture will also position us to offer cable telephony services in the future, using either Internet protocol technology or switch-based technology, another method of linking communications.

FRANCHISES

     As of December 31, 1999, our systems operated pursuant to an aggregate of approximately 3,670 franchises, permits and similar authorizations issued by local and state governmental authorities. As of December 31, 1999, pro forma for the acquisition of Bresnan, we held approximately 4,215 franchises in the aggregate. Each franchise is awarded by a governmental authority and is usually not transferable unless the granting governmental authority consents. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of gross revenues generated by cable television services under the franchise (i.e., the maximum amount that may be charged under the Communications Act).

     Our franchises have terms which range from four years to more than 32 years. Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the granting authorities. This process usually takes three years but can take a longer period of time and often involves substantial expense. The Communications Act provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. If a renewal is withheld and the granting authority takes over operation of the affected cable system or awards it to another party, the granting authority must pay the existing cable operator the "fair market value" of the system. The Communications Act also established comprehensive renewal procedures requiring that an incumbent franchisee's renewal application be evaluated on its own merit and not as part of a comparative process with competing applications. In connection with the franchise renewal process, many governmental authorities require the cable operator make certain commitments, such as technological upgrades to the system, which may require substantial capital expenditures. We cannot assure you, however, that any particular franchise will be renewed or that it can be renewed on commercially favorable terms. Our failure to obtain renewals of our franchises, especially those in major metropolitan areas where we have the most customers, would have a material adverse effect on our business, results of operations and financial condition.

     The following table summarizes our systems' franchises by year of expiration, and approximate number of basic customers as of December 31, 1999.

                                                    NUMBER      PERCENTAGE                    PERCENTAGE
                                                      OF         OF TOTAL     TOTAL BASIC      OF TOTAL
YEAR OF FRANCHISE EXPIRATION                      FRANCHISES    FRANCHISES    CUSTOMERS(A)    CUSTOMERS
----------------------------                      ----------    ----------    ------------    ----------
Prior to December 31, 1999....................        116            3%          124,300           2%
2000 to 2002..................................        862           24%        1,452,000          27%
2003 to 2005..................................        847           23%        1,174,500          21%
2006 or after.................................      1,844           50%        2,732,300          50%
                                                    -----          ---         ---------         ---
  Total.......................................      3,669          100%        5,483,100         100%
                                                    =====          ===         =========         ===

---------------
(a) Includes approximately 30,000 customers served by an Indiana cable system that we did not transfer at the time of the InterMedia closing but transferred in March 2000.

     Under the 1996 Telecom Act, state and local authorities are prohibited from limiting, restricting or conditioning the provision of telecommunications services. They may, however, impose "competitively neutral" requirements and manage the public rights-of-way. Granting authorities may not require a cable operator to provide telecommunications services or facilities, other than institutional networks, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also limits franchise fees to an operator's cable-related revenues and clarifies that they do not apply to revenues that a cable operator derives from providing new telecommunications services.

     We believe our relations with the franchising authorities under which our systems are operated are generally good. Substantially all of the material franchises relating to our systems which are eligible for renewal have been renewed or extended at or prior to their stated expiration dates.

CUSTOMER SERVICE AND COMMUNITY RELATIONS

     Providing a high level of service to our customers has been a central driver of our historical success. Our emphasis on system reliability, engineering support and superior customer satisfaction is key to our management philosophy. In support of our commitment to customer satisfaction, we operate a 24-hour customer service hotline in most systems and offer on-time installation and service guarantees. It is our policy that if an installer is late for a scheduled appointment the customer receives free installation, and if a service technician is late for a service call the customer receives a $20 credit.

     As of December 31, 1999, we maintained seventeen call centers located in our twelve regions, which are responsible for handling call volume for more than 53% of our customers. They are staffed with dedicated personnel who provide service to our customers 24 hours a day, seven days a week. We believe operating regional call centers allows us to provide "localized" service, which also reduces overhead costs and improves customer service. We have invested significantly in both personnel and equipment to ensure that these call centers are professionally managed and employ state-of-the-art technology. As of December 31, 1999, pro forma for the Bresnan acquisition, we employed approximately 2,920 customer service representatives. Our customer service representatives receive extensive training to develop customer contact skills and product knowledge critical to successful sales and high rates of customer retention. As of December 31, 1999, pro forma for the Bresnan acquisition, we had approximately 5,490 technical employees who are encouraged to enroll in courses and attend regularly scheduled on-site seminars conducted by equipment manufacturers to keep pace with the latest technological developments in the cable television industry. We utilize surveys, focus groups and other research tools as part of our efforts to determine and respond to customer needs. We believe that all of this improves the overall quality of our services and the reliability of our systems, resulting in fewer service calls from customers.

     We are also committed to fostering strong community relations in the towns and cities our systems serve. We support many local charities and community causes in various ways, including marketing promotions to raise money and supplies for persons in need, and in-kind donations that include production services and free air-time on major cable networks. Recent charity affiliations include campaigns for "Toys for Tots," United Way, local theatre, children's museums, local food banks and volunteer fire and ambulance corps. We also participate in the "Cable in the Classroom" program, whereby cable television companies throughout the United States provide schools with free cable television service. In addition, we install and provide free basic cable service to public schools, government buildings and non-profit hospitals in many of the communities in which we operate. We also provide free cable modems and high-speed Internet access to schools and public libraries in our franchise areas. We place a special emphasis on education, and regularly award scholarships to employees who intend to pursue courses of study in the communications field.

SALES AND MARKETING

     PERSONNEL RESOURCES. We have a centralized team responsible for coordinating the marketing efforts of our individual systems. For most of our systems with over 30,000 customers we have a dedicated marketing manager, while smaller systems are handled regionally. We believe our success in marketing comes in large part from new and innovative ideas and from good interaction between our corporate office, which handles programs and administration, and our field offices, which implement the various programs. We are also continually monitoring the regulatory arena, customer perception, competition, pricing and product preferences to increase our responsiveness to our customer base. Our customer service representatives are given the incentive to use their daily contacts with customers as opportunities to sell our new service offerings.

     MARKETING STRATEGY. Our long-term marketing objective is to increase cash flow through deeper market penetration and growth in revenue per household. To achieve this objective and to position our service as an indispensable consumer service, we are pursuing the following strategies:

     -  increase the number of rooms per household with cable;

     -  introduce new cable products and services;

     - design product offerings to enable greater opportunity for customer choices;

     - utilize "tiered" packaging strategies to promote the sale of premium services and niche programming;

     -  offer our customers more value through discounted bundling of products;

     - increase the number of residential consumers who use our set-top box, which enables them to obtain advanced digital services such as a greater number of television stations and interactive services;

     -  target households based on demographic data;

     - develop specialized programs to attract former customers, households that have never subscribed and illegal users of the service; and

     - employ Charter branding of products to promote customer awareness and loyalty.

     We have innovative marketing programs which utilize market research on selected systems, compare the data to national research and tailor marketing programs for individual markets. We gather detailed customer information through our regional marketing representatives and use the Claritas geodemographic data program and consulting services to create unique packages of services and marketing programs. These marketing efforts and the follow-up analysis provide consumer information down to the city block or suburban subdivision level, which allows us to create very targeted marketing programs.

     We seek to maximize our revenue per customer through the use of "tiered" packaging strategies to market premium services and to develop and promote niche programming services.

     We regularly use targeted direct mail campaigns to sell these tiers and services to our existing customer base. We are developing an in-depth profile database that goes beyond existing and former customers to include all homes passed. This database information is expected to improve our targeted direct marketing efforts, bringing us closer toward our objective of increasing total customers as well as sales per customer for both new and existing customers. For example, using customer profile data currently available, we are able to identify customers who have children under a specified age and do not currently subscribe to The Disney Channel. We then target our marketing efforts with respect to The Disney Channel to those households. In 1998, we were chosen by Claritas Corporation, sponsor of a national marketing competition across all industries, as the first place winner in their media division, which includes cable systems operations, telecommunications and newspapers, for our national segmenting and targeted marketing program.

     In 1998, we introduced a new package of premium services. Customers receive a substantial discount on bundled premium services of HBO, Showtime, Cinemax and The Movie Channel. We were able to negotiate favorable terms with premium networks, which allowed minimal impact on margins and provided substantial volume incentives to grow the premium category. The MVP package has increased our premium household penetration, premium revenue and cash flow. We are currently introducing this same premium strategy in the systems we have recently acquired.

     We expect to continue to invest significant amounts of time, effort and financial resources in the marketing and promotion of new and existing services. To increase customer penetration and increase the level of services used by our customers, we use a coordinated array of marketing techniques, including door-to-door solicitation, telemarketing, media advertising and direct mail solicitation. We believe we have one of the cable television industry's highest success rates in attracting and retaining customers who have never before subscribed to cable television. Historically, these "nevers" are the most difficult customers to attract and retain.

PROGRAMMING SUPPLY

     GENERAL. We believe that offering a wide variety of conveniently scheduled programming is an important factor influencing a customer's decision to subscribe to and retain our cable services. We devote considerable resources to obtaining access to a wide range of programming that we believe will appeal to both existing and potential customers of basic and premium services. We rely on extensive market research, customer demographics and local programming preferences to determine channel offerings in each of our markets.

     PROGRAMMING SOURCES. We obtain basic and premium programming from a number of suppliers, usually pursuant to a written contract. As of December 31, 1999, we obtained approximately 64% of our programming through contracts entered into directly with a programming supplier. We obtained the rest of our programming through TeleSynergy, Inc., which offers its partners contract benefits in buying programming by virtue of volume discounts available to a larger buying base. Recent consolidation in the cable television industry coupled with our growth through acquisitions has reduced the benefits associated with our participation in TeleSynergy. As a result of our recent acquisitions, we reviewed our programming arrangements and terminated our agreement with TeleSynergy, effective January 31, 2000.

     Programming tends to be made available to us for a flat fee per customer. However, some channels are available without cost to us. In connection with the launch of a new channel, we may receive a distribution fee to support the channel launch, a portion of which is applied to marketing expenses associated with the channel launch. The amounts we receive in distribution fees are not significant.

     Our programming contracts generally continue for a fixed period of time, usually from three to ten years, and are subject to negotiated renewal. Although longer contract terms are available, we prefer to limit contracts to three years so that we retain flexibility to change programming and include new channels as they become available. Some program suppliers offer marketing support or volume discount pricing structures. Some of our programming agreements with premium service suppliers offer cost incentives under which premium service unit prices decline as certain premium service growth thresholds are met.

     For home shopping channels, we receive a percentage of the amount spent in home shopping purchases by our customers on channels we carry. In 1998, cash receipts totaled approximately $220,000. In 1999, cash receipts totaled approximately $5.0 million.

     PROGRAMMING COSTS. Our cable programming costs have increased in recent years and are expected to continue to increase due to factors including:

     -  system acquisitions;

     -  additional programming being provided to customers;

     -  increased cost to produce or purchase cable programming; and

     -  inflationary increases.

     In every year we have operated, our costs to acquire programming have exceeded customary inflationary and cost-of-living type increases. Sports programming costs have increased significantly over the past several years. In addition, contracts to purchase sports programming sometimes contain built-in cost increases for programming added during the term of the contract which we may or may not have the option to add to our service offerings.

     Under rate regulation of the Federal Communications Commission, cable operators may increase their rates to customers to cover increased costs for programming, subject to certain limitations. See "Regulation and Legislation." We believe we will, as a general matter, be able to pass increases in our programming costs through to customers, although we cannot assure you that it will be possible.

RATES

     Pursuant to the Federal Communications Commission's rules, we have set rates for cable-related equipment, such as converter boxes and remote control devices, and installation services. These rates are based on actual costs plus an 11.25% rate of return. We have unbundled these charges from the charges for the provision of cable service.

     Rates charged to our customers vary based on the market served and service selected, and are typically adjusted on an annual basis. As of December 31, 1999, the average monthly fee was $13.54 for basic service and $14.88 for expanded basic service. Regulation of the expanded basic service was eliminated by federal law as of March 31, 1999 and such rates are now based on market conditions. A one-time installation fee, which may be waived in part during certain promotional periods, is charged to new customers. We believe our rate practices are in accordance with Federal Communications Commission Guidelines and are consistent with those prevailing in the industry generally. See "Regulation and Legislation."

THEFT PROTECTION

     The unauthorized tapping of cable plant and the unauthorized receipt of programming using cable converters purchased through unauthorized sources are problems which continue to challenge the entire cable industry. We have adopted specific measures to combat the unauthorized use of our plant to receive programming. For instance, in several of our regions, we have instituted a "perpetual audit" whereby each technician is required to check at least four other nearby residences during each service call to determine if there are any obvious signs of piracy, namely, a drop line leading from the main cable line into other homes. Addresses where the technician observes drop lines are then checked against our customer billing records. If the address is not found in the billing records, a sales representative calls on the unauthorized user to correct the "billing discrepancy" and persuade the user to become a formal customer. In our experience, approximately 25% of unauthorized users who are solicited in this manner become customers. Billing records are then closely monitored to guard against these new customers reverting to their status as unauthorized users. Unauthorized users who do not convert are promptly disconnected and, in certain instances, flagrant violators are referred for prosecution. In addition, we have prosecuted individuals who have sold cable converters programmed to receive our signals without proper authorization.

                                  COMPETITION

     We face competition in the areas of price, service offerings and service reliability. We compete with other providers of television signals and other sources of home entertainment. In addition, as we expand into additional services such as Internet access, interactive services and telephony, we will face competition from other providers of each type of service.

     To date, we believe that we have not lost a significant number of customers or a significant amount of revenue to our competitors' systems. However, competition from other providers of the technologies we expect to offer in the future may have a negative impact on our business in the future.

     Through mergers such as the recent merger of Tele-Communications, Inc. and AT&T and the pending merger of America Online, Inc. (AOL) and Time Warner Inc., customers will come to expect a variety of services from a single provider. While these mergers have no direct or immediate impact on our business, it encourages providers of cable and telecommunications services to expand their service offerings. It also encourages consolidation in the cable industry as cable operators recognize the competitive benefits of a large customer base and expanded financial resources.

     Key competitors today include:

     BROADCAST TELEVISION. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. The recent licensing of digital spectrum by the Federal Communications Commission will provide incumbent television licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

     DBS. Direct broadcast satellite, known as DBS, has emerged as significant competition to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 10 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system. DBS companies historically were prohibited from retransmitting popular local broadcast programming, but a change to the copyright laws in November 1999 eliminated this legal impediment. After an initial six-month grace period, DBS companies will need to secure retransmission consent from the popular broadcast stations they wish to carry, and they will face mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation already have begun carrying the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology. It is, therefore, expected that DBS companies will offer local broadcast programming only in the larger U.S. markets in the foreseeable future. The same legislation providing for DBS carriage of local broadcast stations reduced the compulsory copyright fees paid by DBS companies and allows them to continue offering distant network signals to rural customers. In March 2000, both DirecTV and EchoStar announced that they would be capable of providing two-way high-speed Internet access by the end of this year. AOL, the nation's leading provider of Internet services has announced a plan to invest $1.5 billion in Hughes Electronics Corp., DirecTV's parent company, and these companies intend to jointly market AOL's prospective Internet television service to DirecTV's DBS customers.

     DSL. The deployment of digital subscriber line technology, known as DSL, will allow Internet access to subscribers at data transmission speeds greater than those of modems over conventional telephone lines. Several telephone companies and other companies are introducing DSL service. The Federal Communications Commission recently released an order in which it mandated that incumbent telephone companies grant access to the high frequency portion of the local loop over which they provide voice services. This will enable competitive carriers to provide DSL services over the same telephone lines simultaneously used by incumbent telephone companies to provide basic telephone service. However, in a separate order the Federal Communi-cations Commission declined to mandate that incumbent telephone companies unbundle their internal packet switching functionality or related equipment for the benefit of competitive carriers. This functionality or equipment could otherwise have been used by competitive carriers directly to provide DSL or other high-speed broadband services. We are unable to predict whether the Federal Communications Commission's decisions will be sustained upon administrative or judicial appeal, the likelihood of success of the Internet access offered by our competitors or the impact on our business and operations of these competitive ventures.

     TRADITIONAL OVERBUILDS. Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. It is possible that a franchising authority might grant a second franchise to another cable operator and that franchise might contain terms and conditions more favorable than those afforded us. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system's cable system may be able to avoid local franchising requirements. Well financed businesses from outside the cable industry, such as public utilities which already possess fiber optic and other transmission lines in the areas they serve may over time become competitors. There has been a recent increase in the number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There has been an increased interest in traditional overbuilds by private companies. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes and businesses in the overbuilt area on a more cost-effective basis than us. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

     As of December 31, 1999, we are aware of overbuild situations in some of our cable systems. Approximately 115,000 basic customers, or approximately 1.9% of our total basic customers, are passed by these overbuilds. Additionally, we have been notified that franchises have been awarded, and present potential overbuild situations, in other of our systems. These potential overbuild areas service an aggregate of approximately 134,000 basic customers or approximately 2.2% of our total basic customers. In response to such overbuilds, these systems have been designated priorities for the upgrade of cable plant and the launch of new and enhanced services. We have upgraded many of these systems to at least 750 megahertz two-way HFC architecture, and anticipate upgrading the other systems to at least 750 megahertz by December 31, 2001.

     TELEPHONE COMPANIES AND UTILITIES. The competitive environment has been significantly affected by both technological developments and regulatory changes enacted in The Telecommunications Act of 1996, which were designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act modified this cross-ownership restriction, making it possible for local exchange carriers who have considerable resources to provide a wide variety of video services competitive with services offered by cable systems.

     As we expand our offerings to include Internet and other telecommunications services, we will be subject to competition from other telecommunications providers. The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, who have brand name recognition and long-standing relationships with regulatory authorities. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, local exchange carriers and others may result in providers capable of offering cable television, Internet, and telecommunications services in direct competition with us.

     Several telephone companies have obtained or are seeking cable television franchises from local governmental authorities and are constructing cable systems. Cross-subsidization by local exchange carriers of video and telephony services poses a strategic advantage over cable operators seeking to compete with local exchange carriers that provide video services. Some local exchange carriers may choose to make broadband services available under the open video regulatory framework of the Federal Communications Commission or through wireless technology. In addition, local exchange carriers provide facilities for the transmission and distribution of voice and data services, including Internet services, in competition with our existing or potential interactive services ventures and businesses, including Internet service, as well as data and other non-video services. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. The entry of telephone companies as direct competitors in the video marketplace, however, may become more widespread and could adversely affect the profitability and valuation of the systems.

     Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

     PRIVATE CABLE. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDU's", such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Such private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors. The FCC ruled in 1998 that private cable operators can lease video distribution capacity from local telephone companies and distribute cable programming services over public rights-of-way without obtaining a cable franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeals upheld this FCC policy.

     WIRELESS DISTRIBUTION. Cable television systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or "wireless cable," known as MMDS. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Both analog and digital MMDS services require unobstructed "line of sight" transmission paths. Analog MMDS has impacted our customer growth in Riverside and Sacramento, California and Missoula, Montana. Digital MMDS is a more significant competitor, presenting potential challenges to us in Los Angeles, California and Atlanta, Georgia.

EMPLOYEES

     Pursuant to a services agreement between Charter Communications, Inc. and Charter Investment, Inc., Charter Investment, Inc. provides the necessary personnel and services to manage Charter Communications Holding Company and its subsidiaries. These personnel and services are provided to Charter Communications, Inc. on a cost reimbursement basis. Charter Communications, Inc. currently has only thirteen employees, all of whom are senior management and are also executive officers of Charter Investment, Inc. Our management and the management of Charter Investment, Inc. consists of approximately 310 people led by Charter Communications chief executive officer Jerald L. Kent. They are responsible for coordinating and overseeing our operations, including certain critical functions, such as marketing and engineering, that are conducted by personnel at the regional and local system level. The corporate office also performs certain financial control functions such as accounting, finance and acquisitions, payroll and benefit administration, internal audit, purchasing and programming contract administration on a centralized basis.

     As of February 29, 2000, we had approximately 11,970 full-time equivalent employees of which approximately 375 were represented by the International Brotherhood of Electrical Workers. We believe we have a good relationship with our employees and have never experienced a work stoppage.

INSURANCE

     We have insurance to cover risks incurred in the ordinary course of business, including general liability, property coverage, business interruption and workers' compensation insurance in amounts typical of similar operators in the cable industry and with reputable insurance providers. As is typical in the cable industry, we do not insure our underground plant. We believe our insurance coverage is adequate.

                           REGULATION AND LEGISLATION

     The following summary addresses the key regulatory developments and legislation affecting the cable television industry.

     The operation of a cable system is extensively regulated by the Federal Communications Commission, some state governments and most local governments. The 1996 Telecom Act has altered the regulatory structure governing the nation's communications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation and encourages additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

     The 1996 Telecom Act requires the Federal Communications Commission to undertake a host of implementing rulemakings. Moreover, Congress and the Federal Communications Commission have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations, and there have been calls in Congress and at the Federal Communications Commission to maintain or even tighten cable regulation in the absence of widespread effective competition.

     CABLE RATE REGULATION. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they faced "effective competition" in their local franchise area. Federal law defines "effective competition" on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace.

     Although the Federal Communications Commission established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service -- the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the Federal Communications Commission that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

     As of December 31, 1999, pro forma for the Bresnan acquisition, approximately 17% of our local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate basic rates in the future.

     The Federal Communications Commission historically administered rate regulation of cable programming service tiers, which are the expanded basic programming packages that offer services other than basic programming and which typically contains satellite-delivered programming. As of December 31, 1999, pro forma for the Bresnan acquisition we had cable programming service tier rate complaints relating to approximately 440,000 customers pending at the Federal Communications Commission. Under the 1996 Telecom Act, however, the Federal Communications Commission's authority to regulate cable programming service tier rates sunset on March 31, 1999. The Federal Communications Commission has taken the position that it will still adjudicate pending cable programming service tier complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date. We do not believe any adjudications regarding these pre-sunset complaints will have a material adverse effect on our business. The elimination of cable programming service tier regulation on a prospective basis affords us substantially greater pricing flexibility.

     Under the rate regulations of the Federal Communication Commission, most cable systems were required to reduce their basic service tier and cable programming service tier rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The Federal Communications Commission has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit. The Federal Communications Commission and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. Premium cable services offered on a per-channel or per-program basis remain unregulated. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which sunsets in 2002.

     As noted above, Federal Communications Commission regulation of cable programming service tier rates for all systems, regardless of size, sunset pursuant to the 1996 Telecom Act on March 31, 1999. As a result, the regulatory regime just discussed is now essentially applicable only to the basic service tier and cable equipment. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the Federal Communications Commission.

     CABLE ENTRY INTO TELECOMMUNICATIONS. The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The Federal Communications Commission recently clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access.

     Cable entry into telecommunications will be affected by the regulatory landscape now being developed by the Federal Communications Commission and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers, including cable operators, is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the Federal Communications Commission initial interconnection order but most of that decision was reversed by the U.S. Supreme Court in January 1999. The Supreme Court effectively upheld most of the Federal Communications Commission interconnection regulations. Although these regulations should enable new telecommunications entrants to reach viable interconnection agreements with incumbent carriers, many issues, including which specific network elements the Federal Communications Commission can mandate that incumbent carriers make available to competitors, remain subject to administrative and judicial appeal. If the Federal Communications Commission current list of unbundled network elements is upheld on appeal, it would make it easier for us to provide telecommunications service.

     INTERNET SERVICE. Although there is at present no significant federal regulation of cable system delivery of Internet services, and the Federal Communications Commission recently issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the Federal Communications Commission and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. The FCC recently rejected a petition by certain Internet service providers attempting to use existing modes of access that are commercially leased to gain access to cable system delivery. Finally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in Portland, Oregon recently upheld the legal ability of local franchising authority to impose such conditions, but an appeal was filed with the Ninth Circuit Court of Appeals, oral argument has been held and the parties are awaiting a decision. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate our own plans for providing Internet service.

     TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers, including the regional telephone companies, can now compete with cable operators both inside and outside their telephone service areas with certain regulatory safeguards. Because of their resources, local exchange carriers could be formidable competitors to traditional cable operators. Various local exchange carriers already are providing video programming services within their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission.

     Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the Federal Communications Commission's open video system rules, including its preemption of local franchising. The Federal Communications Commission recently revised its OVS rules to eliminate this general preemption, thereby leaving franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

     Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Co-located cable systems are cable systems serving an overlapping territory. Cable operator buyouts of co-located local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market are also prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the Federal Communications Commission with the limited authority to grant waivers of the buyout prohibition.

     ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the Federal Communications Commission for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the Federal Communications Commission to engage in activities which could include the provision of video programming.

     ADDITIONAL OWNERSHIP RESTRICTIONS. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing Federal Communications Commission regulations prohibiting local cross-ownership between co-located television stations and cable systems.

     Pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the Federal Communications Commission has adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. This provision might require AT&T to divest certain cable ownership. However, this provision has been stayed pending further judicial review.

     MUST CARRY/RETRANSMISSION CONSENT. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between "must carry" status or "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the Federal Communications Commission determines that cable systems must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new internet and telecommunication offerings. A rulemaking is now pending at the Federal Communications Commission regarding the imposition of dual digital and analog must carry.

     ACCESS CHANNELS. Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The Federal Communications Commission has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited. The Federal Communications Commission recently rejected a request that unaffiliated Internet service providers be found eligible for commercial leased access. Although we do not believe such use is in accord with the governing statute, a contrary ruling, should the ruling be appealed, could lead to substantial leased activity by Internet service providers and disrupt our own plans for Internet service.

     ACCESS TO PROGRAMMING. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially delivered programming to the program access requirements. Terrestrially delivered programming is programming delivered other than by satellite. These changes should not have a dramatic impact on us, but would limit potential competitive advantages we now enjoy.

     INSIDE WIRING; SUBSCRIBER ACCESS. In an order issued in 1997, the Federal Communications Commission established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The Federal Communications Commission has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the Federal Communications Commission has preempted restrictions on the deployment of private antenna on rental property within the exclusive use of a tenant, such as balconies and patios. This Federal Communications Commission ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

     OTHER REGULATIONS OF THE FEDERAL COMMUNICATIONS COMMISSION. In addition to the Federal Communications Commission regulations noted above, there are other regulations of the Federal Communications Commission covering such areas as:

     -  equal employment opportunity,

     -  subscriber privacy,

     -  programming practices, including, among other things,

       (1) syndicated program exclusivity, which is a Federal Communications Commission rule which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,

       (2)  network program nonduplication,

       (3)  local sports blackouts,

       (4)  indecent programming,

       (5)  lottery programming,

       (6)  political programming,

       (7)  sponsorship identification,

       (8)  children's programming advertisements, and

       (9)  closed captioning,

     -  registration of cable systems and facilities licensing,

     -  maintenance of various records and public inspection files,

     -  aeronautical frequency usage,

     -  lockbox availability,

     -  antenna structure notification,

     -  tower marking and lighting,

     -  consumer protection and customer service standards,

     -  technical standards,

     -  consumer electronics equipment compatibility, and

     -  emergency alert systems.

     The Federal Communications Commission recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors.

     The Federal Communications Commission has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of Federal Communications Commission licenses needed to operate certain transmission facilities used in connection with cable operations.

     COPYRIGHT. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

     Cable operators distribute locally originated programming and advertising that use music controlled by the two principal major music performing rights organizations, the American Society of Composers, Authors and Publishers and Broadcast Music, Inc. The cable industry has had a long series of negotiations and adjudications with both organizations. A prior voluntarily negotiated agreement with Broadcast Music has now expired, and is subject to further proceedings. The governing rate court recently set retroactive and prospective cable industry rates for American Society of Composers music based on the previously negotiated Broadcast Music rate. Although we cannot predict the ultimate outcome of these industry proceedings or the amount of any license fees we may be required to pay for past and future use of association-controlled music, we do not believe such license fees will be significant to our business and operations.

     STATE AND LOCAL REGULATION. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

     The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states, including Connecticut, subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, such local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

     Under the 1996 Telecom Act, states and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services, except for certain "competitively neutral" requirements and as necessary to manage the public rights-of-way. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services.

ITEM 2.  PROPERTIES.

     The principal physical assets of Charter Holdings and its subsidiaries consist of cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and customer house drop equipment.

     Our headend reception facilities consist of associated electronic equipment necessary for the reception, amplification and modulation of signals and are located near the receiving apparatus. The receiving apparatus is comprised of a tower and antennas for reception of over-the-air broadcast television signals and one or more earth stations for reception of satellite signals. Located near these receiving devices is a building housing associated electronic gear and processing equipment. Charter Holdings and its subsidiaries own the receiving and distribution equipment and own or lease small parcels of real property for the receiving sites.

     As of December 31, 1999, pro forma for the Bresnan acquisition, our distribution plant consists primarily of approximately 180,100 miles of coaxial cable and approximately 12,600 sheath miles of fiber optic cable. Fiber optic cable is a communication medium that uses hair-thin fibers to transmit signals over long distances with minimal signal loss or distortion. Coaxial cable is a type of cable used for broadband data and cable systems. This type of cable has excellent broadband frequency characteristics, noise immunity and physical durability. The cable is either buried in underground trenches or is attached to utility poles pursuant to license agreements with the owners of the poles. The cable is connected from each node to individual homes or buildings. A node is a single connection to a cable system's main high-capacity fiber optic cable that is shared by a number of customers. A sheath mile is the actual length of cable in miles.

     In addition, Charter Holdings subsidiaries own or lease local business offices of each system from which service employees are dispatched, technical quality of the system is monitored, customer service and billing inquiries are handled and marketing programs are administered. The office facilities of some systems include certain equipment for program production, as required by certain of our franchises.

     Subsidiaries of Charter Holdings own the real property housing a regional data center in Town & Country, Missouri, as well as the regional office for the Northeast Region in Newtown, Connecticut and additional real estate located in Hickory, North Carolina; Hammond, Louisiana; and West Sacramento and San Luis Obispo, California. The subsidiaries of Charter Holdings lease space for our regional data center located in Dallas, Texas and additional locations for business offices throughout our operating regions and generally own the towers on which our equipment is located. Headend locations are generally located on owned or leased parcels of land.

     We believe that our properties are generally in good condition, although the components of the cable systems do require maintenance and periodic upgrades to keep pace with technological advances and to comply with the requirements of certain franchising authorities. Our systems currently operate at between 300 and 870 megahertz. We believe the standard in the cable industry generally to be a minimum of 550 megahertz. For a discussion of the historical and planned capital expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, we are subject to legal proceedings and other claims arising in the ordinary course of our business. We maintain insurance coverage against potential claims in an amount, that we believe to be adequate. There are no material pending legal proceedings, other than routine litigation incidental to the business, to which we are a party or of which any of the our property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of equityholders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (A) MARKET INFORMATION

     Our Class A common stock is traded on the NASDAQ National Market system under the ticker symbol: CHTR.

              QUARTERLY MARKET INFORMATION -- CLASS A COMMON STOCK

1999                                                          HIGH   LOW
----                                                          ----   ---
Fourth quarter*.............................................  27 3/4 19 1/2

---------------

* We completed our initial public offering of Class A common stock on November 8, 1999. The initial public offering price per share was $19.00.

(B) HOLDERS

     As of March 28, 2000, there were 1,923 holders of our Class A common stock (representing an aggregate of approximately 234,000 beneficial owners) and one holder of our Class B common stock. No preferred stock is outstanding.

(C) DIVIDENDS

     There have been no stock dividends paid on any of our equity securities. We do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our business. Charter Communications Holding Company is required under certain circumstances to pay distributions pro rata to all holders of its common membership units, including us, to the extent necessary for any holder of common membership units, to pay income taxes incurred with respect to its share of taxable income attributed to Charter Communications Holding Company. Covenants in the indentures governing the debt obligations of Charter Communications Holding Company and its subsidiaries restrict their ability to make distributions to us, and accordingly, limit our ability to declare or pay cash dividends.

(D) RECENT SALES OF UNREGISTERED SECURITIES

     On November 12, 1999 and December 9, 1999, we issued an aggregate of 26,190,584 shares of Class A common stock to certain sellers in the Rifkin and Falcon acquisitions. On November 12, 1999, former sellers in the Rifkin acquisition, who received preferred membership units in Charter Communications Holding Company in connection with the acquisition, contributed to Charter Communications, Inc. an aggregate of 6,946,893 of these preferred membership units. For this contribution, Charter Communications, Inc. issued to such persons 6,946,893 shares of Class A common stock. Also on November 12, 1999, certain partners of Falcon Holding Group, L.P. who received common membership units in Charter Communications Holding Company in connection with the Falcon acquisition, contributed these units to Charter Communications, Inc., along with their rights to receive additional units in connection with the underwriters' exercise of the over-allotment option and the closing of the Bresnan acquisition. As a result of this contribution, certain partners of Falcon Holding Group, L.P. or their transferees were issued 18,955,939 shares of Class A common stock on November 12, 1999, 287,752 shares on December 9, 1999 and 349,162 shares on February 14, 2000.

     On January 12, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation issued $675.0 million of 10.00% senior notes due 2009, $325.0 million of 10.25% senior notes due 2010, and $532.0 million 11.75% senior discount notes due 2010 to certain qualified institutional buyers based on the exemptions from registration contained in Section 4(2) of Rule 144A, promulgated under the Securities Act of 1933, as amended. The principal underwriters for this offering were Goldman, Sachs & Co. and Chase Securities, Inc. The aggregate gross proceeds of these notes was $1,300 million and the aggregate underwriting commissions and discounts were $26.8 million. Of the net proceeds totaling $1,274 million, $1,250 million was utilized to finance the change of control offers to repurchase outstanding Avalon, Falcon and Bresnan notes and debentures. The remaining $23.5 million was used for expenses related to the offering.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     On July 22, 1999, Charter Investment, Inc., a company controlled by Mr. Allen, formed Charter Communications, Inc. with a nominal initial investment. On November 12, 1999, Charter Communications, Inc. sold 195.5 million shares of Class A common stock in an initial public offering and 50,000 shares of high vote Class B common stock to Mr. Allen. The net proceeds from these sales were used to purchase membership units of Charter Communications Holding Company, representing an approximate 40.6% economic interest, before giving effect to the Bresnan acquisition that occurred on February 14, 2000, and a 100% voting interest.

     Charter Communications, Inc.'s purchase of 50,000 membership units of Charter Communications Holding Company was accounted for as a reorganization of entities under common control similar to a pooling of interests. Accordingly, beginning December 23, 1998, the date Mr. Allen first controlled Charter Communications Holding Company, the assets and liabilities of Charter Communications Holding Company are reflected in the consolidated financial statements of Charter Communications, Inc. at Mr. Allen's basis. Minority interest is recorded representing that portion of the economic interests in Charter Communications Holding Company not owned by Charter Communications, Inc.

     Consolidated financial statements of Charter Communications, Inc. do not exist for periods prior to December 23, 1998. Instead, for the periods from October 1, 1995 through December 23, 1998, the consolidated financial statements of Charter Communications Properties Holdings, LLC (CCPH), a wholly owned subsidiary of Charter Investment, Inc. and predecessor to Charter
Communications, Inc., are presented. CCPH commenced operations with the acquisition of a cable television system on September 30, 1995

     The selected historical financial data below for the period from October 1, 1995 through December 31, 1995, for the years ended December 31, 1996 and 1997, and for the period from January 1, 1998 through December 23, 1998, are derived from the consolidated financial statements of CCPH, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical financial data for the period from December 24, 1998 through December 31, 1998 and the year ended December 31, 1999 are derived from the consolidated financial statements of Charter Communications, Inc., which have been audited by Arthur Andersen LLP and are included herein. The selected historical financial data for the period from January 1, 1995 through September 30, 1995 are derived from the unaudited financial statements of the CCPH's predecessor business. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and related notes included elsewhere in this Annual Report.

                       SELECTED HISTORICAL FINANCIAL DATA

                                    PREDECESSOR OF
                                CHARTER COMMUNICATIONS                                                          CHARTER
                                 PROPERTIES HOLDINGS     CHARTER COMMUNICATIONS PROPERTIES HOLDINGS      COMMUNICATIONS, INC.
                                ----------------------   -------------------------------------------   -------------------------
                                                                         YEAR ENDED
                                        1/1/95            10/1/95       DECEMBER 31,        1/1/98      12/24/98     YEAR ENDED
                                       THROUGH            THROUGH    -------------------    THROUGH     THROUGH     DECEMBER 31,
                                       9/30/95           12/31/95      1996       1997     12/23/98     12/31/98        1999
                                ----------------------   ---------   --------   --------   ---------   ----------   ------------
                                                                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS:
Revenues......................         $ 5,324            $ 1,788    $14,881    $18,867    $ 49,731    $   13,713   $ 1,428,244
                                       -------            -------    -------    -------    --------    ----------   -----------
Operating expenses:
  Operating, general and
    administrative............           2,581                931      8,123     11,767      25,952         7,134       737,957
  Depreciation and
    amortization..............           2,137                648      4,593      6,103      16,864         8,318       745,315
  Option compensation
    expense...................              --                 --         --         --          --           845        79,979
  Management fees/corporate
    expense charges...........             224                 54        446        566       6,176           473        51,428
                                       -------            -------    -------    -------    --------    ----------   -----------
    Total operating
      expenses................           4,942              1,633     13,162     18,436      48,992        16,770     1,614,679
                                       -------            -------    -------    -------    --------    ----------   -----------
Income (loss) from
  operations..................             382                155      1,719        431         739        (3,057)     (186,435)
Interest expense..............              --               (691)    (4,415)    (5,120)    (17,277)       (2,353)     (477,799)
Interest income...............              --                  5         20         41          44           133        34,467
Other income (expense)........              38                 --        (47)        25        (728)           --        (8,039)
                                       -------            -------    -------    -------    --------    ----------   -----------
Income (loss) before income
  taxes and minority
  interest....................             420               (531)    (2,723)    (4,623)    (17,222)       (5,277)     (637,806)
Income tax expense............              --                 --         --         --          --            --        (1,030)
                                       -------            -------    -------    -------    --------    ----------   -----------
Income (loss) before minority
  interest....................             420               (531)    (2,723)    (4,623)    (17,222)       (5,277)     (638,836)
Minority interest.............              --                 --         --         --          --         5,275       572,607
                                       -------            -------    -------    -------    --------    ----------   -----------
Net income (loss).............         $   420            $  (531)   $(2,723)   $(4,623)   $(17,222)   $       (2)  $   (66,229)
                                       =======            =======    =======    =======    ========    ==========   ===========
Loss per common share, basic
  and diluted                              N/A                N/A        N/A        N/A         N/A    $    (0.04)  $     (2.22)
                                       =======            =======    =======    =======    ========    ==========   ===========
Weighted-average common shares
  outstanding                              N/A                N/A        N/A        N/A         N/A        50,000    29,811,202
                                       =======            =======    =======    =======    ========    ==========   ===========
BALANCE SHEET DATA (AT END OF
  PERIOD):
Total assets..................         $26,342            $31,572    $67,994    $55,811    $281,969    $4,335,527   $18,966,507
Total debt....................          10,480             28,847     59,222     41,500     274,698     2,002,206     8,936,455
Minority interest.............              --                 --         --         --          --     2,146,549     5,381,331
Redeemable securities.........              --                 --         --         --          --            --       750,937
Member's equity (deficit)
  /Stockholders' equity.......          15,311                971      2,648     (1,975)     (8,397)          830     3,011,079

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to the "Certain Trends and Uncertainties" section below in this Management's Discussion and Analysis for a discussion of important factors that could cause actual results to differ from expectations and non-historical information contained herein.

INTRODUCTION

     We do not believe that our historical financial condition and results of operations are accurate indicators of future results because of certain past and pending significant events, including:

     (1) the acquisition by Mr. Allen of CCA Group, Charter Communications Properties Holdings, LLC (CCPH) and CharterComm Holdings LLC, referred to together with their subsidiaries as the Charter companies;

     (2)  the merger of Marcus Holdings with and into Charter Holdings;

     (3) the recent and pending acquisitions of Charter Communications Holding Company and its direct and indirect subsidiaries;

     (4) the refinancing or replacement of the previous credit facilities of the Charter companies and certain of our subsidiaries acquired in 1999 and 2000;

     (5) the purchase of publicly held notes that had been issued by several of the direct and indirect subsidiaries of Charter Communications Holding Company and Marcus Holdings; and

     (6)  the allocation of losses to minority interests.

     Provided below is a discussion of our organizational history consisting of:

     (1) the operations and development of the Charter companies prior to the acquisition by Mr. Allen, together with the acquisition of the Charter companies by Mr. Allen;

     (2)  the merger of Marcus Holdings with and into Charter Holdings;

     (3) the recent and pending acquisitions of Charter Communications Holding Company and its direct and indirect subsidiaries;

     (4)  the formation of Charter Communications, Inc.; and

     (5)  our initial public offering of Class A common stock.

ORGANIZATIONAL HISTORY

     Prior to the acquisition of the Charter companies by Mr. Allen on December 23, 1998 and the merger of Marcus Holdings with and into Charter Holdings effective April 7, 1999, the cable systems of the Charter and Marcus companies were operated under four groups of companies. Three of these groups were comprised of companies that were managed by Charter Investment prior to the acquisition of the Charter companies by Mr. Allen and the fourth group was comprised of companies that were subsidiaries of Marcus Holdings. Charter's management began managing Marcus Holdings in October 1998.

     The following is an explanation of how:

     (1) CCPH, the operating companies that formerly comprised CCA Group and CharterComm Holdings, and the Marcus companies became wholly owned subsidiaries of Charter Operating;

     (2)  Charter Operating became a wholly owned subsidiary of Charter
        Holdings;

     (3) Charter Holdings became a wholly owned subsidiary of Charter Communications Holding Company;

     (4) Charter Communications Holding Company became a wholly owned subsidiary of Charter Investment; and

     (5) Charter Communications Inc. became the sole voting member and the sole manager of Charter Communications Holding Company.

THE CHARTER COMPANIES

     Prior to Charter Investment acquiring the remaining interests that it did not previously own in two of the three groups of Charter companies, namely CCA Group and CharterComm Holdings, as described below, the operating subsidiaries of the three groups of Charter companies were parties to separate management agreements with Charter Investment pursuant to which Charter Investment provided management and consulting services. Prior to our acquisition by Mr. Allen, the Charter companies were as follows:

     (1) CCPH

     CCPH was a wholly owned subsidiary of Charter Investment. The primary subsidiary of CCPH, which owned the cable systems, was Charter Communications Properties, LLC. In connection with Mr. Allen's acquisition on December 23, 1998, CCPH was merged out of existence and Charter Communications Properties became a direct, wholly owned subsidiary of Charter Investment. In May 1998, CCPH acquired certain cable systems from Sonic Communications, Inc. for a total purchase price, net of cash acquired, of $228.4 million, including $60.9 million of assumed debt.

     (2) CCA Group

     The controlling interests in CCA Group were held by affiliates of Kelso & Co. Charter Investment had only a minority interest. Effective December 23, 1998, prior to Mr. Allen's acquisition, Charter Investment acquired from the Kelso affiliates the interests Kelso held in CCA Group. Consequently, the companies comprising CCA Group became wholly owned subsidiaries of Charter Investment.

        CCA Group consisted of the following three sister companies:

        (a)  CCT Holdings, LLC;

        (b)  CCA Holdings, LLC; and

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

     (3) CharterComm Holdings, LLC

     The controlling interests in CharterComm Holdings were held by affiliates of Charterhouse Group International Inc. Charter Investment had only a minority interest. Effective December 23, 1998, prior to Mr. Allen's acquisition, Charter Investment acquired from the Charterhouse Group affiliates the interests the Charterhouse Group affiliates held in Charter Communication Holdings. Consequently, CharterComm Holdings became a wholly owned subsidiary of Charter Investment.

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

     Our acquisition by Mr. Allen became effective on December 23, 1998, through a series of transactions in which Mr. Allen acquired approximately 94% of the equity interests of Charter Investment for an aggregate purchase price of $2.2 billion, excluding $2.0 billion in assumed debt. Charter Communications Properties and the operating companies that formerly comprised CCA Group and CharterComm Holdings were contributed to Charter Operating subsequent to Mr. Allen's acquisition. CCPH is deemed to be our predecessor. Consequently, the contribution of Charter Communications Properties was accounted for as a reorganization under common control. The contributions of the operating companies that formerly comprised CCA Group and CharterComm Holdings were accounted for in accordance with purchase accounting. Accordingly, our results of operations for periods after December 23, 1998 include the accounts of Charter Communications Properties, CCA Group and CharterComm Holdings.

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

     In May 1999, Charter Holdco was formed as a wholly owned subsidiary of Charter Investment. All of Charter Investment's interests in Charter Holdings were transferred to Charter Communications Holding Company.

     In July 1999, Charter Communications, Inc. was formed as a wholly owned subsidiary of Charter Investment. Also in November 1999, Charter Communications Holding Company sold membership units to Vulcan Cable III. In the initial public offering of Charter Communications, Inc., substantially all of its equity interests were sold to the public and less than 1% of its equity interests were sold to Mr. Allen. Charter Communications, Inc. contributed substantially all of the proceeds of the initial public offering to Charter Communications Holding Company which issued membership units to Charter Communications, Inc. In November 1999, the management agreement between Charter Investment and Charter Operating was amended and assigned from Charter Investment to us.

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

     In March 1999, all of Mr. Allen's interests in Marcus Cable were transferred to Marcus Holdings, a then newly formed company. Later in March 1999, Mr. Allen acquired the remaining interests in Marcus Cable, including voting control, which interests were transferred to Marcus Holdings. In April 1999, Mr. Allen merged Marcus Holdings into Charter Holdings, and the operating subsidiaries of Marcus Holdings and all of the cable systems they owned came under the ownership of Charter Holdings and, in turn, Charter Operating. For financial reporting purposes, the merger of Marcus Holdings with and into Charter Holdings was accounted for as an acquisition of Marcus Holdings effective March 31, 1999, and accordingly, the results of operations of Marcus Holdings have been included in our consolidated financial statements since that date.

ACQUISITIONS

     Since the beginning of 1999, we have completed twelve acquisitions for an aggregate purchase price of approximately $14.1 billion including assumed debt of $3.3 billion. These acquisitions were funded through excess cash from the issuance by Charter Holdings of the March 1999 Charter Holdings notes, borrowings under our credit facilities, the assumption of the outstanding Renaissance, Helicon, Rifkin, Avalon, Falcon and Bresnan notes and debentures, equity issued to specific sellers in the Helicon, Rifkin, Falcon and Bresnan acquisitions, the net proceeds of our Class A common stock initial public offering and equity contributions to Charter Communications Holding Company by Mr. Allen through Vulcan Cable III.

     In the Falcon acquisition, certain of the Falcon sellers received a total of $550 million of the Falcon purchase price in the form of membership units in Charter Communications Holding Company. In the Bresnan acquisition, the Bresnan sellers received $1.0 billion of the Bresnan purchase price in the form of membership units in Charter Communications Holding Company and preferred membership units in an indirect subsidiary of Charter Communications, Inc. In addition, certain Rifkin sellers received a total of $133.3 million of the Rifkin purchase price in the form of preferred membership units in Charter Communications Holding Company. Under the Helicon purchase agreement, $25 million of the purchase price was paid in the form of preferred limited liability company interests of Charter-Helicon, LLC, our indirect subsidiary.

     The following table sets forth additional information on our acquisitions in 1999 and 2000 and our pending acquisition:

                                                                               AS OF AND FOR
                                                                              THE YEAR ENDED
                                                                             DECEMBER 31, 1999
                                                        PURCHASE       -----------------------------
                                       ACQUISITION        PRICE                          REVENUES
ACQUISITION                               DATE        (IN MILLIONS)    CUSTOMERS      (IN THOUSANDS)
-----------                            -----------    -------------    ---------      --------------
Renaissance........................       4/99        $        459       134,000        $   62,428
American Cable.....................       5/99                 240        69,000            37,216
Greater Media systems..............       6/99                 500       176,000            85,933
Helicon............................       7/99                 550       171,000            85,224
Vista..............................       7/99                 126        26,000            14,112
Cable Satellite....................       8/89                  22         9,000             4,859
Rifkin.............................       9/99               1,460       463,000           219,878
InterMedia systems.................       10/99                873+      420,000           179,259
                                                      systems swap      (142,000)(a)       (53,056)(b)
                                                                       ---------        ----------
                                                                         278,000           126,203
Fanch..............................       11/99              2,400       528,000           218,197
Falcon.............................       11/99              3,481       955,000           427,668
Avalon.............................       11/99                845(c)    258,000(c)      109,943(d)
Bresnan............................       2/00               3,100       686,000(e)      290,697(f)
                                                      ------------     ---------        ----------
Total..............................                   $     14,056     3,753,000        $1,682,358
                                                      ============     =========        ==========

---------------

(a) As part of the transaction with InterMedia, we agreed to "swap" some of our non-strategic cable systems located in Indiana, Montana, Utah and northern Kentucky, representing 142,000 basic customers. We transferred cable systems with 112,000 customers to InterMedia in connection with this swap in October 1999. The remaining cable system, with customers totaling 30,000, was transferred in March 2000 after receipt of the necessary regulatory approvals.

(b) Includes revenues for all swapped InterMedia systems, except the retained Indiana system, for the nine months ended September 30, 1999, the date of the transfer, and includes revenues for the Indiana system for the year ended December 31, 1999.

(c) Includes approximately 5,400 customers served by cable systems that we acquired from certain former affiliates of Avalon in February 2000. The $845 million purchase price for Avalon includes the purchase price for these systems of approximately $13 million.

(d) Includes revenues of approximately $1.6 million related to the cable systems acquired from certain former affiliates of Avalon.

(e) Includes approximately 19,400 customers served by cable systems acquired by Bresnan since December 31, 1999.

(f) Includes revenues of approximately $7.1 million related to the cable systems acquired by Bresnan since December 31, 1999.

PENDING ACQUISITION

     In March 2000, we entered into an agreement providing for the merger of Cablevision of Michigan, Inc., the indirect owner of a cable system in Kalamazoo, Michigan, with and into Charter Communications, Inc. As a result of this merger, Charter Communications, Inc. will become the indirect owner of the Kalamazoo cable system. The merger consideration of approximately $173 million will be paid in Class A common stock of Charter Communications, Inc. which will contribute 100% of the equity interests of the direct owner of the system to Charter Communications Holding Company in exchange for membership units. The Kalamazoo cable system has approximately 49,000 customers and had revenue of approximately $31.9 million for the year ended December 31, 1999. We anticipate that this acquisition will close in the third quarter of 2000.

     POSSIBLE SWAP TRANSACTION. On December 1, 1999, Charter and AT&T entered into a non-binding letter of intent to exchange certain of Charter's cable systems for cable systems owned by AT&T. As part of the Swap Transaction, we will be required to pay to AT&T approximately $108 million in cash, which represents the difference in the agreed values of the systems to be exchanged. The Swap Transaction is subject to the negotiation and execution of a definitive exchange agreement, regulatory approvals and other conditions typical in transactions of this type. We cannot assure that these conditions will be satisfied.

     In addition, we have had discussions with several other cable operators about the possibility of "swapping" cable systems that would further complement our regional operating clusters.

OVERVIEW

     Approximately 87% of our historical revenues for the year ended December 31, 1999 are attributable to monthly subscription fees charged to customers for our basic, expanded basic and premium cable television programming services, equipment rental and ancillary services provided by our cable television systems. In addition, we derive other revenues from installation and reconnection fees charged to customers to commence or reinstate service, pay-per-view programming, where users are charged a fee for individual programs requested, advertising revenues and commissions related to the sale of merchandise by home shopping services. We have generated increased revenues in each of the past three fiscal years, primarily through internal customer growth, basic and expanded tier rate increases, acquisitions and innovative marketing. We are beginning to offer our customers several other services, which are expected to significantly contribute to our revenues. One of these services is digital cable, which provides customers with additional programming options. We are also offering high-speed Internet access to the World Wide Web through cable modems. Our television-based Internet access allows us to offer the services provided by WorldGate Communications, Inc., which provides users with TV-based e-mail and other Internet access.

     Our expenses primarily consist of operating costs, general and administrative expenses, depreciation and amortization expense and management fees/corporate expense charges. Operating costs primarily include programming costs, cable service related expenses, marketing and advertising costs, franchise fees and expenses related to customer billings. Programming costs accounted for approximately 44% of our operating, general and administrative expenses for the year ended December 31, 1999. Programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to customers, increased cost to produce or purchase cable programming, inflation and other factors affecting the cable television industry. In each year we have operated, our costs to acquire programming have exceeded customary inflationary increases. Significant factors with respect to increased programming costs are the rate increases and surcharges imposed by national and regional sports networks directly tied to escalating costs to acquire programming for professional sports packages in a competitive market. We benefited in the past from our membership in an industry cooperative that provides members with volume discounts from programming networks. We believe our membership kept increases in our programming costs below what the increases would otherwise have been. We have been able to negotiate favorable terms with premium networks in conjunction with the premium packages we offer, which minimized the impact on margins and provided substantial volume incentives to grow the premium category. Although we believe that we will be able to pass future increases in programming costs through to customers, there can be no assurance that we will be able to do so.

     General and administrative expenses primarily include accounting and administrative personnel and professional fees. Depreciation and amortization expense relates to the depreciation of our tangible assets and the amortization of our franchise costs. Management fees/corporate expense charges are fees paid or charges for management services. Charter Holdings records actual expense charges incurred by Charter Communications, Inc. on behalf of Charter Holdings. Prior to the acquisition of us by Mr. Allen, the CCA Group and CharterComm Holdings recorded management fees payable to Charter Investment, Inc. equal to 3.0% to 5.0% of gross revenues plus certain expenses. In October 1998, Charter Investment, Inc. began managing the cable operations of Marcus Holdings under a management agreement, which was terminated in February 1999 and replaced by a master management fee arrangement.

     In connection with Charter Communications, Inc.'s initial public offering of common stock in November 1999, the management agreement between Charter Investment, Inc. and Charter Operating was assigned to Charter Communications, Inc. and Charter Communications, Inc. entered into a new management agreement with Charter Communications Holding Company. These management agreements are substantially similar to the previous management agreement with Charter Operating except that Charter Communications, Inc. is only entitled to receive reimbursement of its expenses as consideration for its providing management services. In addition, the Falcon, Fanch, Avalon and Bresnan cable systems are managed pursuant to agreements that entitle Charter Communications, Inc. to receive reimbursement of its expenses as consideration for its provision of management services. Our credit facilities limit the amount of such reimbursements to 3.5% of gross revenues.

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

     RESULTS OF OPERATIONS

     The following discusses the results of operations for:

     (1) CCPH, for the year ended December 31, 1997, and for the period from January 1, 1998 through December 23, 1998;

     (2) Charter Communications, Inc., comprised of CCPH, CCA Group and CharterComm Holdings, for the period from December 24, 1998 through December 31, 1998; and

     (3) Charter Communications, Inc.'s comprised of the following for the year ended December 31, 1999:

        -  CCPH, CCA Group and CharterComm Holdings for the entire period;

        - Marcus Holdings for the period from March 31, 1999, the date Mr. Allen acquired voting control, through December 31, 1999;

        - Renaissance Media Group LLC for the period from April 30, 1999, the acquisition date, through December 31, 1999;

        - American Cable Entertainment, LLC for the period from May 7, 1999, the acquisition date, through December 31, 1999;

        - Cable systems of Greater Media Cablevision, Inc. for the period from June 30, 1999, the acquisition date, through December 31, 1999;

        - Helicon Partners I, L.P. and affiliates for the period from July 30, 1999, the acquisition date, through December 31, 1999;

        - Vista Broadband Communications, L.L.C. for the period from July 30, 1999, the acquisition date, through December 31, 1999;

        - Cable system of Cable Satellite of South Miami, Inc. for the period from August 4, 1999, the acquisition date, through December 31, 1999;

        - Rifkin Acquisition Partners, L.L.L.P. and InterLink Communications Partners, LLLP for the period from September 13, 1999, the acquisition date, through December 31, 1999;

        - Cable systems of InterMedia Capital Partners IV, L.P., InterMedia Partners and affiliates for the period from October 1, 1999, "swap" transaction date, through December 31, 1999;

        - Cable systems of Fanch Cablevision L.P. and affiliates from November 12, 1999, the acquisition date, through December 31, 1999;

        - Falcon Communications, L.P. for the period from November 12, 1999, the acquisition date, through December 31, 1999; and

        - Avalon Cable of Michigan Holdings, Inc. from November 15, 1999, the acquisition date, through December 31, 1999.

     No operating results are included for the Bresnan cable systems acquired on February 14, 2000.

     The following table sets forth the percentages of revenues that items in the statements of operations constitute for the indicated periods (dollars in thousands):

                                                      CHARTER COMMUNICATIONS
                                                       PROPERTIES HOLDINGS                 CHARTER COMMUNICATIONS, INC.
                                               ------------------------------------   --------------------------------------
                                                  YEAR ENDED           1/1/98             12/24/98           YEAR ENDED
                                                 DECEMBER 31,          THROUGH            THROUGH           DECEMBER 31,
                                                     1997             12/23/98            12/31/98              1999
                                               ----------------   -----------------   ----------------   -------------------
STATEMENTS OF OPERATIONS:
Revenues.....................................  $18,867   100.0%   $ 49,731   100.0%   $13,713   100.0%   $1,428,244   100.0%
                                               -------   ------   --------   ------   -------   ------   ----------   ------
Operating expenses:
  Operating costs............................    9,157    48.5%     18,751    37.7%     4,757    45.0%      500,477    35.0%
  General and administrative costs...........    2,610    13.8%      7,201    14.5%     2,377     7.0%      237,480    16.6%
  Depreciation and amortization..............    6,103    32.3%     16,864    33.9%     8,318    60.7%      745,315    52.2%
  Option compensation expense................       --       --         --       --       845     6.2%       79,979     5.6%
  Management fees/corporate expense
    charges..................................      566     3.0%      6,176    12.4%       473     3.4%       51,428     3.6%
                                               -------   ------   --------   ------   -------   ------   ----------   ------
Total operating expenses.....................   18,436    97.7%     48,992    98.5%    16,770   122.3%    1,614,679   113.1%
                                               -------   ------   --------   ------   -------   ------   ----------   ------
Income (loss) from operations................      431     2.3%        739     1.5%    (3,057)  (22.3%)    (186,435)  (13.1%)
Interest income..............................       41     0.2%         44     0.1%       133     1.0%       34,467     2.4%
Interest expense.............................   (5,120)  (27.1%)   (17,277)  (34.7%)   (2,353)  (17.2%)    (477,799)  (33.5%)
Other income (expense).......................       25     0.1%       (728)   (1.5%)       --       --       (8,039)   (0.6%)
                                               -------   ------   --------   ------   -------   ------   ----------   ------
Loss before income taxes and minority
  interest...................................   (4,623)  (24.5%)   (17,222)  (34.6%)   (5,277)  (38.5%)    (637,806)  (44.7%)
Income tax expense...........................       --       --         --       --        --       --       (1,030)      --
Minority interest in loss of subsidiary......       --       --         --       --     5,275    38.5%      572,607    40.1%
                                               -------   ------   --------   ------   -------   ------   ----------   ------
Net loss.....................................  $(4,623)  (24.5%)  $(17,222)  (34.6%)  $    (2)    0.0%   $  (66,229)   (4.6%)
                                               =======   ======   ========   ======   =======   ======   ==========   ======

FISCAL 1999 COMPARED TO PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 23, 1998

     REVENUES. Revenues increased by $1,378.5 million, from $49.7 million for the period from January 1, 1998 through December 23, 1998 to $1,428.2 million in 1999. The increase in revenues primarily resulted from the acquisitions of CCA Group and CharterComm Holdings, Marcus Holdings and 1999 acquisitions. Additional revenues from these entities included for the year ended December 31, 1999 were $618.8 million, $386.7 million and $350.1 million, respectively.

     OPERATING, GENERAL AND ADMINISTRATIVE COSTS. Operating, general and administrative costs increased by $712.0 million, from $26.0 million for the period from January 1, 1998 through December 23, 1998 to $738.0 million in 1999. This increase was due primarily to the acquisition of the CCA Group and CharterComm Holdings, Marcus Holdings and 1999 acquisitions. Additional operating, general and administrative expenses from these entities included for the year ended December 31, 1999 were $338.5 million, $209.3 million and $158.8 million, respectively.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $728.5 million, from $16.9 million, for the period from January 1, 1998 through December 23, 1998 to $745.3 million in 1999. There was a significant increase in amortization expense resulting from the acquisitions of the CCA Group and CharterComm Holdings, Marcus Holdings and 1999 acquisitions. Additional depreciation and amortization expense from these entities included for the year ended December 31, 1999 were $346.3 million, $203.5 million and $195.1 million, respectively. The increases were offset by the elimination of depreciation and amortization expense related to disposition of cable systems.

     OPTION COMPENSATION EXPENSE. Option compensation expense in 1999 was $80.0 million due to the granting of options to employees in December 1998, February 1999 and April 1999. The exercise prices of the options on the date of grant were less than the estimated fair values of the underlying membership units, resulting in compensation expense accrued over the vesting period of each grant that varies from four to five years.

     MANAGEMENT FEES/CORPORATE EXPENSE CHARGES. Management fees/corporate expense charges increased by $45.3 million, from $6.2 million, for the period from January 1, 1998 through December 23, 1998 to $51.4 million in 1999. The increase in 1998 compared to 1999 was the result of the acquisitions of CCA Group and CharterComm Holdings, Marcus Holdings and 1999 acquisitions.

     INTEREST INCOME. Interest income increased by $34.4 million, from $44 for the period from January 1, 1998 through December 23, 1998 to $34.5 million in 1999. The increase was primarily due to investing excess cash that resulted from required credit facilities drawdowns, the initial public offering and the sale of the March 1999 Charter Holdings notes.

     INTEREST EXPENSE. Interest expense increased by $460.5 million, from $17.3 million for the period from January 1, 1998 through December 23, 1998 to $477.8 million in 1999. This increase resulted primarily from interest on the notes and credit facilities used to finance the acquisitions of CCA Group and CharterComm Holdings, Marcus Holdings and 1999 acquisitions.

     MINORITY INTEREST. Minority interest is $5.3 million for the period from December 24, 1998 through December 31, 1998 and $572.6 million for the year ended December 31, 1999. The minority interest represents the ownership in Charter Communications Holding Company by entities other than Charter Communications, Inc. For financial reporting purposes, 50,000 of the membership units Charter Communications Holding Company previously issued to companies controlled by Mr. Allen are considered held by Charter Communications, Inc. since December 24, 1998.

     NET LOSS. Net loss increased by $49.0 million, from $17.2 million for the period from January 1, 1998 through December 23, 1998 to $66.2 million in 1999. The increase in revenues that resulted from the acquisitions of CCA Group, CharterComm Holdings and Marcus Holdings was not sufficient to offset the operating expenses associated with the acquired systems.

PERIOD FROM DECEMBER 24, 1998 THROUGH DECEMBER 31, 1998

     This period is not comparable to any other period presented. The financial statements represent eight days of operations. This period not only contains the results of operations of CCPH but also the results of operations of those entities purchased in the acquisition of the Charter companies by Mr. Allen. As a result, no comparison of the operating results for this eight-day period is presented.

PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 23, 1998 COMPARED TO 1997

     REVENUES. Revenues increased by $30.9 million, or 163.6%, from $18.9 million in 1997 to $49.7 million for the period from January 1, 1998 through December 23, 1998. The increase in revenues primarily resulted from the acquisition of Sonic, which had revenues for that period of $29.8 million.

     OPERATING COSTS. Operating costs increased by $9.6 million, or 104.8%, from $9.2 million in 1997 to $18.8 million for the period from January 1, 1998 through December 23, 1998. This increase was due primarily to the acquisition of Sonic, which had operating expenses for that period of $9.4 million, partially offset by the loss of $1.4 million on the sale of a cable system in 1997.

     GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased by $4.6 million, or 175.9%, from $2.6 million in 1997 to $7.2 million for the period from January 1, 1998 through December 23, 1998. This increase was due primarily to the acquisition of Sonic, which had general and administrative costs for that period of $6.0 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $10.8 million, or 176.3%, from $6.1 million in 1997 to $16.9 million for the period from January 1, 1998 through December 23,

1998. There was a significant increase in amortization resulting from the acquisition of Sonic. Incremental depreciation and amortization expenses of the acquisition of Sonic were $9.9 million.

     MANAGEMENT FEES/CORPORATE EXPENSE CHARGES. Corporate expense charges increased by $5.6 million, or 991.2% from $0.6 million in 1997 to $6.2 million for the period from January 1, 1998 through December 23, 1998. The increase from 1997 compared to the period from January 1, 1998 through December 23, 1998 was the result of additional Charter Investment, Inc. charges related to equity appreciation rights plans of $3.8 million for the period from January 1, 1998 through December 23, 1998 and an increase of $0.9 million in management services provided by Charter Investment, Inc. as a result of the acquisition of Sonic.

     INTEREST EXPENSE. Interest expense increased by $12.2 million, or 237.4%, from $5.1 million in 1997 to $17.3 million for the period from January 1, 1998 through December 23, 1998. This increase resulted primarily from the indebtedness of $220.6 million, including a note payable for $60.9 million, incurred in connection with the acquisition of Sonic resulting in additional interest expense.

     NET LOSS. Net loss increased by $12.6 million, or 272.5%, from $4.6 million in 1997 to $17.2 million for the period from January 1, 1998 through December 23, 1998. The increase in revenues that resulted from cable television customer growth was not sufficient to offset the operating expenses related to the acquisition of Sonic.

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

     We seek to "cluster" cable systems in suburban and ex-urban areas surrounding selected metropolitan markets. We believe that such "clustering" offers significant opportunities to increase operating efficiencies and to improve operating margins and cash flow by spreading fixed costs over an expanding subscriber base. In addition, we believe that by concentrating "clusters" in markets, we will be able to generate higher growth in revenues and operating cash flow. Through strategic acquisitions and "swaps" of cable systems, we seek to enlarge the coverage of our current areas of operations, and, if feasible, develop "clusters" in new geographic areas within existing regions. Swapping of cable systems allows us to trade systems that do not coincide with our operating strategy while gaining systems that meet our objectives. Several significant swaps have been announced. These swaps have demonstrated the industry's trend to cluster operations. To date, we have participated in one swap in connection with the transaction with InterMedia. In addition, Charter Communications, Inc. has entered into a non-binding letter of intent providing for the exchange of certain of our cable systems for systems owned by AT&T.

LIQUIDITY AND CAPITAL RESOURCES

     Our business requires significant cash to fund acquisitions, capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, equity contributions, borrowings under our credit facilities and debt and equity financings.

     Our historical cash flows from operating activities in 1998 were $30.2 million, and in 1999 were $479.9 million.

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

     Capital expenditures for 1999, pro forma for acquisitions in 1999 and the acquisition of the Bresnan cable systems, are estimated to be approximately $1.3 billion. In 1999, we made capital expenditures, excluding cable systems acquired in 1999 and in our merger with Marcus Holdings, of $741.5 million. The majority of these capital expenditures related to rebuilding existing cable system and were funded from cash flows from operations and borrowings under credit facilities.

     For the period from January 1, 2000 to December 31, 2002, we plan to spend approximately $5.6 billion for capital expenditures, approximately $3.1 billion of which will be used to upgrade and rebuild our systems to a bandwidth capacity of 550 megahertz or greater and add two-way capability, so that we may offer advanced services. The remaining $2.5 billion will be used for extensions of systems, development of new products and services, converters and system maintenance. Capital expenditures for 2000, 2001 and 2002 are expected to be approximately $1.6 billion, $2.0 billion and $2.0 billion, respectively. We currently expect to finance the anticipated capital expenditures with cash generated from operations and additional borrowings under credit facilities. We cannot assure you that these amounts will be sufficient to accomplish our planned system upgrade, expansion and maintenance. If we are not able to obtain amounts sufficient for our planned upgrades and other capital expenditures, it could adversely affect our ability to offer new products and services and compete effectively, and could adversely affect our growth, financial condition and results of operations.

FINANCING ACTIVITIES

     As of December 31, 1999, pro forma for the sale of the January 2000 Charter Holdings notes, the Bresnan acquisition, and the repurchase of Falcon, Avalon and Bresnan notes and debentures, our total debt would have been approximately $11.0 billion, and the deficiency of earnings available to cover fixed charges before minority interest would have been approximately $1,475.4 million. Our significant amount of debt may adversely affect our ability to obtain financing in the future and react to changes in our business. Our credit facilities and other debt instruments contain various financial and operating covenants that could adversely impact our ability to operate our business, including restrictions on the ability of our operating subsidiaries to distribute cash to their parents. See "-- Certain Trends and Uncertainties -- Restrictive Covenants," for further information.

     MARCH 1999 CHARTER HOLDINGS NOTES. On March 17, 1999, Charter Holdings and Charter Capital issued $3.6 billion principal amount of senior notes. The March 1999 Charter Holdings notes consisted of $600 million in aggregate principal amount of 8.250% senior notes due 2007, $1.5 billion in aggregate principal amount of 8.625% senior notes due 2009, and $1.475 billion in aggregate principal amount at maturity of 9.920% senior discount notes due 2011. The net proceeds of approximately $3.0 billion, combined with the borrowings under our credit facilities, were used to consummate tender offers for publicly held debt of several of our subsidiaries, as described below, to refinance borrowings under our previous credit facilities, for working capital purposes and to finance a number of acquisitions.

     As of December 31, 1999, a total of $2.1 billion was outstanding under the 8.250% notes and the 8.625% notes, and the accreted value of the outstanding 9.920% notes was $977.8 million.

     NOTES OF THE CHARTER COMPANIES AND THE MARCUS COMPANIES. In February and March 1999, we commenced cash tender offers to purchase the 14% senior discount notes issued by Charter Communications Southeast Holdings, LLC, the 11.25% senior notes issued by Charter Communications Southeast, LLC, the

13.50% senior subordinated discount notes issued by Marcus Cable Operating Company, L.L.C., and the 14.25% senior discount notes issued by Marcus Cable. All such notes, except for $1.1 million in principal amount, were repaid in full for an aggregate amount of $1.0 billion. The remaining $1.1 million of such notes were repaid in September 1999.

     CHARTER OPERATING CREDIT FACILITIES. The Charter Operating credit facilities provides for two term facilities, one with a principal amount of $1.0 billion that matures in September 2007 (Term A), and the other with a principal amount of $1.85 billion that matures in March 2008 (Term B). The Charter Operating credit facilities also provide for a $1.25 billion revolving credit facility with a maturity date in September 2007, and at the option of the lenders, supplemental credit facilities, in the amount of $500.0 million available until March 18, 2002. Amounts under the Charter Operating credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% (8.22% to 8.97% as of December 31, 1999). A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of Term A and the revolving credit facility. As of December 31, 1999, the unused availability was $1.2 billion. In March 2000, the credit agreement was amended to increase the amount of the supplemental credit facility to $1.0 billion. In connection with this amendment, $600 million of the supplemental credit facility was drawn down. The incremental term loan maturity date is September 18, 2008.

     RENAISSANCE NOTES. When we acquired Renaissance in April 1999, Renaissance had outstanding $163.2 million principal amount at maturity of 10% senior discount notes due 2008. The Renaissance 10% notes do not require the payment of interest until April 15, 2003. After April 15, 2003, the Renaissance 10% notes bear interest, payable semi-annually in cash, on April 15 and October 15, commencing on October 15, 2003. The Renaissance 10% notes are due on April 15, 2008. In May 1999, $48.8 million aggregate face amount of the Renaissance Notes were repurchased at 101% of their accreted value plus accrued and unpaid interest. As of December 31, 1999, the accreted value of the Renaissance 10% notes that remained outstanding was approximately $83.0 million.

     HELICON NOTES. We acquired Helicon in July 1999 and assumed Helicon's $115.0 million in principal amount of 11% senior secured notes due 2003. On November 1, 1999, we redeemed all of the Helicon 11% notes at a purchase price equal to 103% of their principal amount, plus accrued and unpaid interest, for $124.8 million.

     RIFKIN NOTES. We acquired Rifkin in September 1999 and assumed Rifkin's outstanding $125.0 million in principal amount of 11.125% senior subordinated notes due 2006. In October 1999, we repurchased an individually held $3.0 million Rifkin promissory note for $3.4 million and publicly held notes with a total outstanding principal amount of $124.1 million for a total of $140.6 million, including a consent fee to noteholders who delivered timely consents to amend the indenture governing those notes to eliminate substantially all of the restrictive covenants. As of December 31, 1999, there was $0.9 million in principal amount outstanding of Rifkin notes. In February 2000, we repurchased $0.5 million in principal amount of these notes.

     FALCON DEBENTURES. We acquired Falcon in November 1999 and assumed Falcon's outstanding $375 million in principal amount of 8.375% senior debentures due 2010 and 9.285% senior discount debentures due 2010 with an accreted value of approximately $319.1 million. Falcon's 11.56% subordinated notes due 2001 were paid off for a total of $16.3 million, including principal, accrued and unpaid interest and premiums at the closing of the Falcon acquisition. As of December 31, 1999, $375.0 million total principal amount of the Falcon 8.375% debentures were outstanding and the accreted value of the Falcon 9.285% debentures was approximately $323.0 million.

     On December 10, 1999, change of control offers were commenced to repurchase the Falcon debentures at purchase prices of 101% of principal amount, plus accrued and unpaid interest, or accreted value, as applicable. In the change of control offers and purchases in the "open market," all of the 8.375% senior debentures were repurchased for $388.0 million, all of the 9.285% senior discount debentures were repurchased for $328.1 million in February 2000.

     FALCON CREDIT FACILITIES. In connection with the Falcon acquisition, the previous Falcon credit facilities were amended to provide for two term facilities, one with a principal amount of $200.0 million that matures June 2007 (Term B), and the other with the principal amount of $300.0 million that matures December 2007 (Term C). The Falcon credit facilities also provide for a $646.0 million revolving credit facility with a maturity date of December 2006 and at the options of the lenders, a supplemental facilities in the amount of a $700.0 million with a maturity date in December 2007. At December 31, 1999, $110.0 million was outstanding under the supplemental credit facilities. Amounts under the Falcon credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.5% (7.57% to 9.25% as of December 31, 1999). A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance. As of December 31, 1999, unused availability was $390.5 million. However, debt covenants limit the amount that can be borrowed to $342.0 million at December 31, 1999.

     AVALON CREDIT FACILITIES. The Avalon credit facilities have maximum borrowings of $300.0 million, consisting of a revolving facility in the amount of $175.0 million that matures May 15, 2008, and a Term B loan in the amount of $125.0 million that matures on November 15, 2008. The Avalon credit facilities also provide, at the option of the lenders, for supplemental credit facilities in the amounts of $75 million available until December 31, 2003. Amounts under the Avalon credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin up to 2.75% (7.995% to 8.870% as of December 31, 1999). A quarterly commitment fee of between 0.250% and 0.375% per annum is payable on the unborrowed balance. The Company borrowed $170.0 million under the Avalon credit facilities to fund a portion of the Avalon purchase price. As of December 31, 1999, unused availability was $130.0 million.

     AVALON NOTES. We acquired Avalon in November and assumed Avalon's outstanding $150 million in principal amount of 11.875% senior discount notes due 2008 and 9.375% senior subordinated notes due 2008 with an accreted value of $123.3 million. As of December 31, 1999, the accreted value of the Avalon 11.875% notes was $124.8 and $150.0 million in principal of the Avalon 9.375% notes remained outstanding. After December 1, 2003, cash interest on the Avalon 11.875% notes will be payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2004.

     In January 2000, we completed change of control offers in which we repurchased $16.3 million aggregate principal amount of the 11.875% notes at a purchase price of 101% of accreted value, as of January 28, 2000. The aggregate repurchase price of $10.5 million was funded with cash received from equity contributions from Charter Communications Holdings. As of February 29, 2000, Avalon 11.875% notes with an aggregate principal amount of $179.8 million at maturity remained outstanding with an accreted value of $116.4 million.

     At the same time, we also completed a change of control offer in which we repurchased $134.0 million aggregate principal amount of the Avalon 9.375% notes for 101% of their principal amount, plus accrued and unpaid interest thereon through January 28, 2000. The aggregate repurchase price was $137.4 million and was funded with equity contributions from Charter Holdings which made the cash available from the proceeds of its sale of the Charter January 2000 notes.

     In addition to the above change of control repurchase, we repurchased the remaining Avalon 9.375% notes (including accrued and unpaid interest) in the "open market" for $16.3 million, also using cash received from equity contributions ultimately from Charter Holdings, which made the cash available from the sale proceeds of the January 2000 Charter Holdings notes.

     FANCH CREDIT FACILITIES. The Fanch credit facilities provide for two term facilities, one with a principal amount of $450 million that matures May 2008 (Term A), and the other with the principal amount of $400 million that matures November 2008 (Term B). The Fanch credit facilities also provide for a $350 million revolving credit facility with a maturity date in May 2008 and at the options of the lenders, supplemental credit facilities, in the amount of $300.0 million available until December 31, 2004. Amounts under the Fanch credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% (8.12% to 8.87% as of December 31, 1999). A quarterly commitment fee of between 0.250% and 0.375% per annum is payable on the unborrowed balance. The Company used $850.0 million of the credit facilities to fund a portion of the Fanch purchase price. As of December 31, 1999, unused availability was $350.0 million.

     BRESNAN NOTES. We acquired Bresnan in February 2000 and assumed Bresnan's outstanding $170.0 million in principal amount, outstanding, on the acquisition date, of 8% senior notes due 2009 and 9.25% senior discount notes due 2009 with an accreted value of $192.1 million. In March 2000, we repurchased all of the outstanding Bresnan notes at purchase prices of 101% of the outstanding principal amounts plus accrued and unpaid interest or accreted value, as applicable, for a total of $369.7 million.

     BRESNAN CREDIT FACILITIES. Upon the closing of the Bresnan acquisition, we amended and assumed the previous Bresnan credit facilities. The Bresnan facilities provide for borrowings of up to $900.0 million. At the closing of the Bresnan acquisition, we borrowed approximately $601.2 million to replace the borrowings outstanding under the previous credit facilities and an additional $30.0 million to fund a portion of the Bresnan purchase price. As of February 29, 2000, $647.9 million was outstanding and $252.1 million was available for borrowing.

     JANUARY 2000 CHARTER HOLDINGS NOTES. On January 12, 2000, Charter Holdings and Charter Capital issued $1.5 billion principal amount of senior notes. The January 2000 Charter Holdings notes consisted of $675 million in aggregate principal amount of 10.00% senior notes due 2009, $325 million in aggregate principal amount of 10.25% senior notes due 2010, and $532 million in aggregate principal amount at maturity of 11.75% senior discount notes due 2010. The net proceeds of approximately $1.3 billion were used to consummate change of control offers for certain of the Falcon, Avalon and Bresnan notes and debentures.

     Charter Holdings and Charter Capital intend to exchange the January 2000 Charter Holdings notes for notes with substantially similar terms, except that the new notes will be registered and not subject to restrictions on transfer.

     As of February 29, 2000, $1.0 billion of the January 2000 Charter Holdings 10.00% and 10.25% senior notes are outstanding, and the accreted value of the 11.75% senior discount notes was approximately $304.9 million.

     In August 1999, Vulcan Cable III Inc. contributed to Charter Communications Holding Company $500 million in cash and, in September 1999, an additional $825 million, of which approximately $644.3 million was in cash and approximately $180.7 million was in the form of equity interests acquired by Vulcan Cable III Inc. in connection with the Rifkin acquisition. Charter Communications Holding Company in turn contributed the cash and equity interests to Charter Holdings. In November 1999, in connection with Charter Communications, Inc.'s initial public offering, Vulcan Cable III contributed to Charter Communications Holding Company $750 million in cash. In connection with the Rifkin, Falcon and Bresnan acquisitions, Charter Communications Holding Company issued equity interests totaling approximately $1,068 million and certain subsidiaries of Charter Holdings issued preferred equity interests totaling $629.5 million to the Bresnan sellers.

     For a description of our acquisitions completed in 1999 and 2000 and our pending acquisition, see "Business -- Acquisitions."

CERTAIN TRENDS AND UNCERTAINTIES

     The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Annual Report that could materially impact our business, results of operations and financial condition.

     SUBSTANTIAL LEVERAGE. As of December 31, 1999, pro forma for the acquisition of the Bresnan cable systems and the sale of the January 2000 Charter Holdings notes, our total debt was approximately $11.025 billion. We anticipate incurring significant additional debt in the future to fund the expansion, maintenance and the upgrade of our cable systems.

     Our ability to make payments on our debt and to fund our planned capital expenditures for upgrading our cable systems and our ongoing operations will depend on our ability to generate cash and secure financing in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our existing credit facilities, new facilities or from other sources of financing at acceptable rates or in an amount sufficient to enable us to repay our debt, to grow our business or to fund our other liquidity and capital needs.

     VARIABLE INTEREST RATES. A significant portion of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. See discussion on "-- Interest Rate Risk."

     RESTRICTIVE COVENANTS. Our credit facilities and the indentures governing our outstanding debt contain a number of significant covenants that, among other things, restrict our ability and the ability of our subsidiaries to:

     -  pay dividends or make other distributions;

     -  make certain investments or acquisitions;

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

     MANAGEMENT OF GROWTH. As a result of the acquisition of the Charter companies by Mr. Allen, the merger of Charter Holdings with Marcus Holdings, our 1999 and 2000 acquisitions and our pending acquisition, we have experienced and will continue to experience rapid growth that has placed and is expected to continue to place a significant strain on our management, operations and other resources. Our future success will depend in part on our ability to successfully integrate the operations acquired and to be acquired and to attract and retain qualified personnel. Historically, acquired entities have had minimal employee benefit related costs and all benefit plans have been terminated with acquired employees transferring to our 401(k) plan. No significant severance cost was incurred in conjunction with acquisitions in 1999 and 2000. The failure to retain or obtain needed personnel or to implement management, operating or financial systems necessary to successfully integrate acquired operations or otherwise manage growth when and as needed could have a material adverse effect on our business, results of operations and financial condition.

     In connection with our acquisitions over the past year, we maintain multi-disciplinary teams to formulate plans for establishing customer service centers, identifying property, plant and equipment requirements and possible reduction of headends. Headends are the control centers of a cable television system where incoming signals are amplified, converted, processed and combined for transmission to customers. These teams also determine market position and how to attract talented personnel. Our goals include rapid transition in achieving performance objectives and implementing "best practice" procedures.

     REGULATION AND LEGISLATION. Cable systems are extensively regulated at the federal, state, and local level. These regulations have increased the administrative and operational expenses of cable television systems and affected the development of cable competition. Rate regulation of cable systems has been in place since passage of the Cable Television Consumer Protection and Competition Act of 1992, although the scope of this regulation recently was sharply contracted. Since March 31, 1999, rate regulation exists only with respect to the lowest level of basic cable service and associated equipment. This change affords cable operators much greater pricing flexibility, although Congress could revisit this issue if confronted with substantial rate increases.

     Cable operators also face significant regulation of their channel capacity. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access users, and unaffiliated commercial leased access programmers. This carriage burden could increase in the future, particularly if the Federal Communications Commission were to require cable systems to carry both the analog and digital versions of local broadcast signals. The FCC is currently conducting a proceeding in which it is considering this channel usage possibility. The FCC recently rejected a request to allow unaffiliated Internet service providers seeking direct cable access to invoke commercial leased access rights originally devised for video programmers.

     There is also uncertainty whether local franchising authorities, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with access to cable plant on non-discriminatory terms. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services.

     POSSIBLE RESCISSION LIABILITY. The Rifkin, Falcon and Bresnan sellers who acquired Charter Communications Holding Company membership units or, in the case of Bresnan, additional equity interests in one of our subsidiaries, in connection with the respective Rifkin, Falcon and Bresnan acquisitions, and the Helicon sellers who acquired shares of Class A common stock in Charter Communications, Inc.'s initial public offering may have rescission rights against Charter Communications, Inc. and Charter Communications Holding Company, arising out of possible violations of Section 5 of the Securities Act in connection with the offers and sales of these equity interests.

     If all of these equity holders successfully exercised their possible rescission rights and we became obligated to repurchase all such equity interests, the total repurchase obligations would be up to approximately $1.8 billion. For financial reporting purposes, this maximum potential obligation has been excluded from stockholders' equity and minority interest and has been classified as redeemable securities (temporary equity). After one year from the dates of issuance of these equity interests (when these rescission rights will have expired), we will reclassify the respective amounts to stockholders' equity and minority interest. We cannot assure you that we would be able to obtain capital sufficient to fund any required repurchases. This could adversely affect our financial condition and results of operations.

YEAR 2000 ISSUES

     GENERAL. Many existing computer systems and applications, and other control devices and embedded computer chips use only two digits, rather than four, to identify a year in the date field, failing to consider the impact of the change in the century. Computer chips are the physical structure upon which integrated circuits are fabricated as components of systems, such as telephone systems, computers and memory systems. As a result, such systems, applications, devices, and chips could create erroneous results or might fail altogether unless corrected to properly interpret data related to the year 2000 and beyond. These errors and failures may result, not only from a date recognition problem in the particular part of a system failing, but may also result as systems, applications, devices and chips receive erroneous or improper data from third-parties suffering from the year 2000 problem. In addition, two interacting systems, applications, devices or chips, each of which has individually been fixed so that it will properly handle the year 2000 problem, could nonetheless result in a failure because their method of dealing with the problem is not compatible.

     We have not experienced significant disruptions or any other problems since the beginning of 2000. We cannot assure you, however, that such problems will not arise in connection with customer billing or other periodic information gathering.

     COST. The total cost of our year 2000 remediation programs was approximately $9.8 million. We do not anticipate significant additional expenditures.

OPTIONS

     In accordance with an employment agreement and a related option agreement with Mr. Kent, our President and Chief Executive Officer was issued a grant to purchase 7,044,127 membership units in Charter Communications Holding Company in December 1998. The option vests over a four-year period from the date of grant and expires ten years from the date of grant.

     In February 1999, Charter Holdings adopted an option plan, which was assumed by Charter Communications Holding Company in May 1999, providing for the grant of options to employees and consultants and directors of Charter Communications Holding Company and its affiliates to purchase up to 25,009,798 Charter Communications Holding Company membership units. Options granted under the plan will be fully vested after five years from the date of grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant.

     Membership units received upon exercise of the options issued to Mr. Kent and to optionees under the plan are automatically exchanged for shares of Class A common stock of Charter Communications, Inc. on a one-for-one basis at any time. The following chart sets forth the number of options outstanding and the exercise price of such options as of December 31, 1999.

                                                                                                               OPTIONS
                                                                   OPTIONS OUTSTANDING                       EXERCISABLE
                                                               ----------------------------    REMAINING     -----------
                                                 NUMBER OF       EXERCISE         TOTAL           LIFE        NUMBER OF
                                                  OPTIONS         PRICE          DOLLARS       (IN YEARS)      OPTIONS
                                                 ----------    ------------    ------------    ----------    -----------
Outstanding as of
  January 1, 1999 (1)........................    7,044,127     $      20.00    $140,882,540       10.0(3)     1,761,032(4)
Granted:
  February 9, 1999 (2).......................    9,111,681            20.00     182,233,620                     130,000
  April 5, 1999 (2)..........................      473,000            20.73       9,805,290                          --
  November 8, 1999 (2).......................    4,741,400            19.00      90,086,600                     200,000
Cancelled....................................     (612,600)     19.00-20.73     (12,222,572)                         --
                                                 ----------    ------------    ------------       ----        ---------
Outstanding as of
  December 31, 1999..........................    20,757,608    $      19.79(3) $410,785,478        9.2(3)     2,091,032(4)
                                                 ==========    ============    ============       ====        =========

---------------

(1) Granted to Jerald L. Kent pursuant to his employment agreement and related option agreement.

(2) Granted pursuant to the option plan.

(3) Weighted average.

(4) The weighted average exercise price was $20.00 and $19.90 at December 31, 1998 and 1999, respectively.

     The weighted average fair value of options granted was $12.59 and $12.50 at December 31, 1999 and 1998, respectively.

     In February 2000, Charter Communications Holding Company granted 5.7 million options at $19.47 per share.

     We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for options issued under the option plan and the options held by our President and Chief Executive Officer. We recorded stock option compensation expense of $845,000 for the period from December 24, 1998 through December 31, 1998 and $80.0 million for the year ended December 31, 1999, in the financial statements since the exercise prices were less than the estimated fair values of the underlying membership units on the date of grant. The estimated fair value was determined using the valuation inherent in Mr. Allen's acquisition of Charter and valuations of public companies in the cable television industry adjusted for factors specific to us. Compensation expense is accrued over the vesting period of each grant that varies from four to five years. As of December 31, 1999, deferred compensation remaining to be recognized in future periods totaled $79.4 million.

SUPPLEMENTAL UNAUDITED PRO FORMA FINANCIAL DATA

     The following Supplemental Unaudited Pro Forma Financial Data are based on the financial data of Charter Communications, Inc. Since January 1, 1999, Charter Communications Holding Company and Charter Holdings have closed numerous acquisitions. In addition, Charter Holdings merged with Marcus Holdings in April 1999. Our financial data, on a consolidated basis, are adjusted on a pro forma basis to illustrate the estimated effects of the Bresnan acquisition and the sale of the January 2000 Charter Holdings notes as if such transactions had occurred on December 31, 1999 for the unaudited pro forma balance sheet data and to illustrate the estimated effects of the following transactions as if they had occurred on January 1, 1999 for the unaudited pro forma statements of operations data:

     (1) the acquisition of Marcus Cable by Mr. Allen and Marcus Holdings' merger with and into Charter Holdings effective March 31, 1999;

     (2) Charter Communications Holding Company and its subsidiaries' acquisitions completed since January 1, 1999;

     (3) the refinancing of the previous credit facilities of the Charter Companies and certain subsidiaries acquired in 1999 and 2000;

     (4) the sale of the March 1999 Charter Holdings notes and the January 2000 Charter Holdings notes.

     The Supplemental Unaudited Pro Forma Financial Data reflect the application of the principles of purchase accounting to the transactions listed in items (1) and (2) above. The allocation of certain purchase prices is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information of intangible assets. We believe that finalization of the purchase price allocation will not have a material impact on our results of operations or financial position.

     The Supplemental Unaudited Pro Forma Financial Data do not purport to be indicative of what our financial position or results of operations would actually have been had the transactions described above been completed on the dates indicated or to project our results of operations for any future date.

                                                     SUPPLEMENTAL UNAUDITED PRO FORMA DATA
                                                          YEAR ENDED DECEMBER 31, 1999
                                          ------------------------------------------------------------
                                              CHARTER
                                          COMMUNICATIONS,       1999         BRESNAN
                                             INC. (A)       ACQUISITIONS   ACQUISITION       TOTAL
                                          ---------------   ------------   ------------   ------------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Basic..................................     $1,093,547       $  792,009     $ 219,548     $  2,105,104
Premium................................        135,130          103,410        23,377          261,917
Pay-per-view...........................         30,491           17,975         3,742           52,208
Digital video..........................          8,371            1,984        10,202           20,557
Advertising sales......................         76,868           36,035        20,497          133,400
Cable modem............................         10,490            2,372         4,531           17,393
Other..................................        198,527          117,185        10,963          326,675
                                            ----------       ----------     ---------     ------------
  Total revenues.......................      1,553,424        1,070,970       292,860        2,917,254
OPERATING EXPENSES:
Programming............................        358,553          297,272        72,862          728,687
General and administrative.............        261,294          162,644        31,065          455,003
Service................................        111,595           20,641        32,427          164,663
Marketing..............................         26,801           19,934         7,806           54,541
Other operating expenses...............         48,544           23,959        17,057           89,560
Depreciation...........................        251,551          159,703        42,920          454,174
Amortization...........................        557,430          489,520       176,995        1,223,945
Option compensation expense............         79,979               --            --           79,979
Corporate expense charges..............         45,863           48,601        15,324          109,788
Management fees........................             --           15,540           221           15,761
                                            ----------       ----------     ---------     ------------
  Total operating expenses.............      1,741,610        1,237,814       396,677        3,376,101
Loss from operations...................       (188,186)        (166,844)     (103,817)        (458,847)
Interest expense.......................       (502,031)        (334,420)     (181,184)      (1,017,635)
Interest income........................          4,329            1,329            26            5,684
Other income (expense).................            285             (457)           --             (172)
                                            ----------       ----------     ---------     ------------
Loss before income taxes and minority
  interest.............................       (685,603)        (500,392)     (284,975)      (1,470,970)
Income tax expense.....................         (1,030)          (2,555)         (865)          (4,450)
Minority interest (b)..................        414,899          303,905       180,326          899,130
                                            ----------       ----------     ---------     ------------
Net loss...............................     $ (271,734)      $ (199,042)    $(105,514)    $   (576,290)
                                            ==========       ==========     =========     ============
Basic and diluted loss per common share
  (c)..................................                                                   $      (2.62)
                                                                                          ============
Weighted average common shares
  outstanding -- Basic and diluted
  (d)..................................                                                    220,089,746
                                                                                          ============
Converted loss per common share (e)....                                                   $      (2.52)
                                                                                          ============
Weighted average common shares
  outstanding -- Converted (f).........                                                    585,401,969
                                                                                          ============

                                                     SUPPLEMENTAL UNAUDITED PRO FORMA DATA
                                                          YEAR ENDED DECEMBER 31, 1999
                                          ------------------------------------------------------------
                                              CHARTER
                                          COMMUNICATIONS,       1999         BRESNAN
                                             INC. (A)       ACQUISITIONS   ACQUISITION       TOTAL
                                          ---------------   ------------   ------------   ------------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OTHER FINANCIAL DATA:
EBITDA (g).............................     $  621,080       $  481,922     $ 116,098     $  1,219,100
EBITDA margin (h)......................           40.0%            45.0%         39.6%            41.8%
Adjusted EBITDA (i)....................     $  746,637       $  546,520     $ 131,643     $  1,424,800
BALANCE SHEET DATA (at end of period):
Total assets...........................                                                   $ 22,045,909
Total debt.............................                                                     11,025,460
Minority interest (j)(k)...............                                                      5,242,533
Redeemable securities (k)..............                                                      1,846,176
Stockholders' equity (k)...............                                                      3,068,722
OPERATING DATA (at end of period,
  except for averages):
Homes passed (l).......................      4,040,200        4,787,100     1,025,500        9,852,800
Basic customers (m)....................      2,274,000        3,178,600       685,600        6,138,200
Basic penetration (n)..................           56.3             66.4%         66.9%            62.3%
Premium units (o)......................      1,444,700        1,399,700       300,000        3,144,400
Premium penetration (p)................           63.5%            44.0%         43.8%            51.2%
Average monthly revenue per basic
  customer (q).........................                                                   $      39.61

---------------

(a) Includes results of operations for Marcus Holdings for the period from January 1, 1999 through March 31, 1999 and pro forma adjustments related to the issuance and refinancing of debt.

(b) Represents the allocation of 60.4% of the net loss of Charter Communications Holding Company to the minority interest. The net loss of Charter Communications Holding Company has been increased by the amount of the accretion of dividends on the preferred membership units in an indirect subsidiary of Charter Holdings held by certain Bresnan sellers.

(c) Basic and diluted loss per common share assumes none of the membership units of Charter Communications Holding Company or preferred membership units in an indirect subsidiary of Charter Communications Holding Company, held by Bresnan sellers as of February 14, 2000, are exchanged for Charter Communications, Inc. common stock and none of the outstanding options to purchase membership units of Charter Communications Holding Company that are automatically exchanged for Charter Communications, Inc. common stock are exercised. Basic and diluted loss per common share equals net loss divided by weighted average common shares outstanding. If the membership units were exchanged or options exercised, the effects would be antidilutive.

(d) Represents all shares issued to the public and Mr. Allen in November 1999 (195,550,000 shares) plus the additional shares issued to the Rifkin and Falcon sellers through February 14, 2000 (26,539,746 shares).

(e) Converted loss per common share assumes all membership units of Charter Communications Holding Company and preferred membership units in an indirect subsidiary of Charter Communications Holding Company held by Bresnan sellers as of February 14, 2000, are exchanged for Charter Communications, Inc. common stock. If all these shares are converted, minority interest would equal zero. Converted loss per common share is calculated by dividing loss before minority interest by the weighted average common shares outstanding -- converted.

(f) Weighted average common shares outstanding -- converted assumes the total membership units in Charter Communications Holding Company and in an indirect subsidiary of Charter Communications Holding Company held by Bresnan sellers are exchanged for Charter Communications, Inc. common stock.

(g) EBITDA represents earnings (loss) before interest, income taxes, depreciation, amortization and minority interest. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(h) EBITDA margin represents EBITDA as a percentage of revenues.

(i) Adjusted EBITDA means EBITDA before option compensation expense, corporate expense charges, management fees and other income (expense). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service its indebtedness. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(j) Represents total members' equity of Charter Communications Holding Company, pro forma for the Bresnan acquisition, multiplied by 60.4%, which represents the ownership percentage of Charter Communications Holding Company not owned by Charter Communications, Inc., plus preferred equity interests outstanding issued to the Rifkin and Bresnan sellers.

(k) The Rifkin, Falcon, Helicon and Bresnan sellers who own equity interests in Charter Communications, Inc. and certain direct and indirect subsidiaries may have rescission rights arising out of possible violations of Section 5 of the Securities Act of 1933, as amended, in connection with the offers and sales of those equity interests. Accordingly, the maximum potential cash obligation related to the rescission rights, estimated at $1.8 billion, has been excluded from stockholders' equity and minority interest, and classified as redeemable securities. One year after the dates of issuance of these equity interests (when these rescission rights will have expired), we will reclassify the respective amounts to stockholders' equity and minority interest. See "Certain Trends and Uncertainties -- Possible Rescission Liability."

          Pro forma revenues and adjusted EBITDA for the four quarters of 1999 is as follows (in thousands):

                                                                               ADJUSTED
THREE MONTHS ENDED                                               REVENUES       EBITDA
------------------                                              ----------    ----------
March 31, 1999..............................................    $  711,190    $  345,973
June 30, 1999...............................................       720,858       348,061
September 30, 1999..........................................       730,460       360,427
December 31, 1999...........................................       754,746       370,339
                                                                ----------    ----------
  Total.....................................................    $2,917,254    $1,424,800
                                                                ==========    ==========

---------------

(l) Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable television distribution network in a given cable system service area.

(m) Basic customers are customers who receive basic cable service.

(n) Basic penetration represents basic customers as a percentage of homes passed.

(o) Premium units represent the total number of subscriptions to premium channels.

(p) Premium penetration represents premium units as a percentage of basic customers.

(q) Average monthly revenue per basic customer represents revenues divided by the number of months in the period divided by the number of basic customers at period end.

     The following information presents the operating results for the fourth quarter of 1999 as compared to the fourth quarter of 1998 for the cable systems owned or managed by us as of October 1, 1998. For this analysis, the results of the Marcus cable systems are included as Charter began managing these systems on October 6, 1998.

            STATEMENTS OF OPERATIONS AND OPERATING DATA (UNAUDITED)
               (DOLLAR AMOUNTS IN MILLIONS, EXCEPT CUSTOMER DATA)

                                                               THREE MONTHS   THREE MONTHS
                                                                  ENDED          ENDED
                                                               DECEMBER 31,   DECEMBER 31,
                                                                   1999           1998
                                                               ------------   ------------
Revenues:
  Basic.....................................................    $    203.6     $    187.5
  Premium...................................................          25.1           25.7
  Pay-per-view..............................................           5.3            4.5
  Digital video.............................................           2.3            0.1
  Advertising sales.........................................          13.7            9.6
  Cable modem...............................................           2.6            0.7
  Other.....................................................          38.3           36.6
                                                                ----------     ----------
     Total revenues.........................................         290.9          264.7
                                                                ----------     ----------
Operating Expenses:
  Programming...............................................          67.0           60.9
  General and administrative................................          53.3           48.4
  Service...................................................          17.9           20.7
  Marketing.................................................           3.4            3.9
  Other operating expenses..................................           7.6            4.6
                                                                ----------     ----------
     Total operating expenses...............................         149.2          138.5
                                                                ----------     ----------
Adjusted EBITDA.............................................    $    141.7     $    126.2
                                                                ==========     ==========
Homes passed................................................     3,863,400      3,786,300
Basic customers.............................................     2,274,000      2,205,500
Basic penetration...........................................          58.9%          58.2%
Premium units...............................................     1,398,800      1,232,500
Digital video customers.....................................        53,900            460
Cable modem customers.......................................        30,000          4,900
Average monthly revenue per basic customer..................    $    42.64     $    40.01

     Revenues increased by $26.2 million or 9.9% when comparing the revenues for the three months ended December 31, 1999 to the results for the comparable systems for the three months ended December 31, 1998. This increase is due to a net gain of approximately 68,500 or 3.1% basic customers between quarters and retail rate increases implemented in certain of our systems. The net gain of 3.1% for basic customer growth between the comparable periods was the weighted average of 3.6% customer growth from the Charter systems and 2.4% growth experienced by the Marcus cable systems. In addition, we have increased our ratio of premium subscriptions to basic customers from 0.56 to 1.00 to 0.62 to
1.00 as a result of marketing multiple premium subscriptions in a packaged format at a discounted retail rate.

     Total operating expenses increased approximately $10.7 million or 7.7% when comparing the operating expenses for the quarter ended December 31, 1999 to the results for the same systems for the quarter ended December 31, 1998. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid for programming services. We believe that the increases in programming expense are consistent with industry-wide increases.

     We experienced growth in adjusted EBITDA of approximately $15.5 million or 12.3% when comparing adjusted EBITDA for the quarter ended December 31, 1999 to the results for the same systems for the quarter ended December 31, 1998. Adjusted EBITDA margin increased from 47.7% to 48.7% when comparing the similar periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

     The use of interest rate risk management instruments, such as interest rate exchange agreements, interest rate cap agreements and interest rate collar agreements is required under the terms of the credit facilities of our subsidiaries. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. Collars limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     Our participation in interest rate hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. Interest rate hedge agreements have been designed for hedging purposes and are not held or issued for speculative purposes.

     The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1999 (dollars in thousands):

                                                              EXPECTED MATURITY DATE                                FAIR VALUE AT
                                 --------------------------------------------------------------------------------   DECEMBER 31,
                                    2000        2001       2002       2003       2004     THEREAFTER     TOTAL          1999
                                 ----------   --------   --------   --------   --------   ----------   ----------   -------------
DEBT
Fixed Rate.....................          --         --         --   $ 72,979         --   $4,774,084   $4,847,063    $3,896,241
  Average Interest Rate........          --         --         --       11.8%        --          9.2%         9.2%
Variable Rate..................  $       --   $  5,000   $ 93,875   $211,250   $266,423   $4,214,952   $4,791,500    $4,791,500
  Average Interest Rate........          --        9.1%       8.9%       9.0%       9.1%         9.5%         9.5%
INTEREST RATE INSTRUMENTS
Variable to Fixed Swaps........  $2,600,000   $790,000   $350,000   $140,000   $270,000   $  392,713   $4,542,713    $  (47,220)
  Average Pay Rate.............         8.4%       7.8%       7.5%       7.2%       6.9%         7.7%         8.1%
  Average Receive Rate.........         8.3%       9.2        9.1%       8.9%       8.8%         9.1%         8.6%
Cap............................          --         --   $ 15,000         --         --           --   $   15,000    $       16
  Average Cap Rate.............          --         --        9.0%        --         --           --          9.0%
Collars........................  $  195,000   $ 45,000         --         --         --           --   $  240,000    $     (199)
  Average Cap Rate.............         8.8%       8.7%        --         --         --           --          8.8%
  Average Floor Rate...........         7.8%       7.6%        --         --         --           --          7.7%

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 1999. While swaps, caps and collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1999, 1998, and 1997 was not significant.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our consolidated financial statements, predecessor financial statements and certain financial statements of entities or cable systems we acquired (as required to comply with the application of Rule 3-05 of Regulation S-X and Staff Accounting Bulletin 80), the related notes thereto, and the reports of independent auditors are included in this Annual Report beginning of page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item that is not set forth below is incorporated by reference to our Proxy Statement for the 2000 Annual Meeting of Stockholders.

     Information regarding our executive officers is set forth below.

     Except for Mr. Riddle, our executive officers were appointed to their position shortly after our formation in July 1999, and became employees of Charter Communications, Inc. upon completion of our initial public offering. Prior to that time, they were employees of Charter Investment, Inc. All of our executive officers simultaneously serve in the same capacity with Charter Investment, Inc.

     JERALD L. KENT, 43, President and Chief Executive Officer. Mr. Kent co-founded Charter Investments, Inc., in 1993, Mr. Kent was executive vice president and chief financial officer of Cencom Cable Associates, Inc. where he previously held other executive positions. Earlier he was with Arthur Andersen LLP, where he attained the position of tax manager. Mr. Kent, a certified public accountant, received a bachelors degree and a M.A. from Washington University.

     DAVID G. BARFORD, 41, Senior Vice President of Operations -- Western Division. Prior to joining Charter Investment, Inc. in 1995, Mr. Barford held various senior marketing and operating roles during nine years at Comcast Cable Communications, Inc. He received a B.A. from California State University, Fullerton, and an M.B.A. from National University.

     MARY PAT BLAKE, 44, Senior Vice President -- Marketing and
Programming. Prior to joining Charter Investment, Inc. in 1995, Ms. Blake was active in the emerging business sector and formed Blake Investments, Inc. in 1993. She has 18 years of experience with senior management responsibilities in marketing, sales, finance, systems, and general management. Ms. Blake received a B.S. from the University of Minnesota and an M.B.A. from the Harvard Business School.

     ERIC A. FREESMEIER, 47, Senior Vice President -- Administration. From 1986 until joining Charter Investment, Inc. in 1998, Mr. Freesmeier served in various executive management positions at Edison Brothers Stores, Inc. Earlier he held management and executive positions at Montgomery Ward. Mr. Freesmeier holds bachelor's degrees from the University of Iowa and a master's degree from Northwestern University's Kellogg Graduate School of Management.

     THOMAS R. JOKERST, 50, Senior Vice President -- Advanced Technology Development. Mr. Jokerst joined Charter Investment, Inc. in 1994. Previously he served as a vice president of Cable Television Laboratories and as a regional director of engineering for Continental Cablevision. He is a graduate of Ranken Technical Institute and of Southern Illinois University.

     KENT D. KALKWARF, 40, Senior Vice President and Chief Financial
Officer. Prior to joining Charter Investment, Inc. in 1995, Mr. Kalkwarf was employed for 13 years by Arthur Andersen LLP, where he attained the position of senior tax manager. He has extensive experience in cable, real estate, and international tax issues. Mr. Kalkwarf has a B.S. from Illinois Wesleyan University and is a certified public accountant.

     RALPH G. KELLY, 43, Senior Vice President -- Treasurer. Prior to joining Charter Investment, Inc. in 1993, Mr. Kelly was controller and then treasurer of Cencom Cable Associates. He left Charter in 1994, to become chief financial officer of CableMaxx, Inc., and returned in 1996. Mr. Kelly received his bachelor's degree in accounting from the University of Missouri -- Columbia and his M.B.A. from Saint Louis University.

     DAVID L. MCCALL, 44, Senior Vice President of Operations -- Eastern Division. Prior to joining Charter Investment, Inc. in 1995, Mr. McCall was associated with Crown Cable and its predecessor company, Cencom Cable Associates, Inc., from 1983 to 1994. Mr. McCall has served as a director of the South Carolina Cable Television Association for the past ten years and is a member of the Southern Cable Association's Tower Club.

     JOHN C. PIETRI, 50, Senior Vice President -- Engineering. Prior to joining Charter Investment, Inc. in 1998, Mr. Pietri was with Marcus Cable for 8 years, most recently serving as senior vice president and chief technical officer. Earlier he was in operations with West Marc Communications and Minnesota Utility Contracting. Mr. Pietri attended the University of Wisconsin-Oshkosh.

     MICHAEL E. RIDDLE, 41, Senior Vice President and Chief Information Officer. Prior to joining Charter Communications, Inc. in 1999, Mr. Riddle was director, applied technologies of Cox Communications for four years. Prior to that, he held technical and management positions during four years at Southwestern Bell and its subsidiaries. Mr. Riddle attended Fort Hays State University.

     STEVEN A. SCHUMM, 47, Executive Vice President, Assistant to the President. Prior to joining Charter Investment, Inc. in 1998, Mr. Schumm was managing partner of the St. Louis office of Ernst & Young LLP, where he was a partner for 14 of 24 years. He served as one of 10 members of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

     CURTIS S. SHAW, 51, Senior Vice President, General Counsel and
Secretary. Prior to joining Charter Investment, Inc. in 1997, Mr. Shaw served as corporate counsel to NYNEX since 1988. He has over 25 years of experience as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. from Trinity College and a J.D. from Columbia University School of Law.

     STEPHEN E. SILVA, 40, Senior Vice President -- Corporate Development and Technology. From 1983 until joining Charter Investment, Inc. in 1995, Mr. Silva served in various management positions at U.S. Computer Services, Inc. He is a member of the board of directors of High Speed Access Corp.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to our Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report:

     (1)  Financial Statements.

        A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of this Annual Report.

     (2)  Financial Statement Schedules.

        No financial statement schedules are required to be filed by Items 8 and 14(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

     (3) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

(b) Reports on Form 8-K

     On November 29, 1999, the Registrant filed a current report on Form 8-K related to the acquisition of cable systems of Fanch Cablevision L.P. and affiliates on November 12, 1999 and the acquisition of Avalon Cable LLC on November 15, 1999, reported in part I, Item 2 thereof, as follows:

     1. Charter Communications Holding Company, acquired certain equity interest and assets of cable systems serving approximately 538,000 customers for an aggregate purchase price of $2.4 billion, and

     2. Charter Communications Holding Company, completed its acquisition of Avalon for an aggregate purchase price of $845 million including assumed debt of approximately $273.3 million.

     On November 29, 1999, the Registrant filed a current report on Form 8-K related to the acquisition of Falcon Communications, L.P. and affiliates on November 12, 1999, reported in part I, Item 2 thereof, as follows:

     1. Charter Communications Holding Company, acquired certain equity interest and assets of cable systems serving approximately 1,004,000 customers in exchange for cash of approximately $1.2 billion, $550 million of equity in Charter Communications Holding Company and $1.7 billion of assumed debt.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charter Communications, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHARTER COMMUNICATIONS, INC.,
                                          Registrant

                                          By: /s/ Jerald L. Kent
                                          --------------------------------------
                                          Jerald L. Kent
                                          President and
                                          Chief Executive Officer

Date: March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                         DATE
                  ---------                                    -----                         ----
              /s/ PAUL G. ALLEN                Chairman of the Board of Directors      March 28, 2000
---------------------------------------------
                Paul G. Allen

             /s/ JERALD L. KENT                President, Chief Executive Officer,     March 28, 2000
---------------------------------------------  Director (Principal Executive Officer)
               Jerald L. Kent

            /s/ KENT D. KALKWARF               Senior Vice President and Chief         March 28, 2000
---------------------------------------------  Financial Officer (Principal Financial
              Kent D. Kalkwarf                 Officer and Principal Accounting
                                               Officer)

            /s/ MARC B. NATHANSON              Director                                March 28, 2000
---------------------------------------------
              Marc B. Nathanson

            /s/ RONALD L. NELSON               Director                                March 28, 2000
---------------------------------------------
              Ronald L. Nelson

           /s/ NANCY B. PERETSMAN              Director                                March 28, 2000
---------------------------------------------
             Nancy B. Peretsman

            /s/ WILLIAM D. SAVOY               Director                                March 28, 2000
---------------------------------------------
              William D. Savoy

             /s/ HOWARD L. WOOD                Director                                March 28, 2000
---------------------------------------------
               Howard L. Wood

                                 EXHIBIT INDEX

  EXHIBIT                            DESCRIPTION
  -------                            -----------
 1.1         Purchase Agreement, dated as of January 6, 2000 by and among
             Charter Communications Holdings, LLC, Charter Communications
             Capital Corporation and Goldman, Sachs & Co., Chase
             Securities Inc., FleetBoston Robertson Stephens Inc.,
             Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan
             Stanley & Co. Incorporated, Morgan Stanley & Co.
             Incorporated, TD Securities (USA) Inc., First Union
             Securities, Inc., PNC Capital Markets, Inc. and SunTrust
             Equitable Securities Corporation(22)
 2.1         Merger Agreement, dated March 31, 1999, by and between
             Charter Communications Holdings, LLC and Marcus Cable
             Holdings, LLC(1)
 2.2(a)      Membership Purchase Agreement, dated as of January 1, 1999, by and between ACEC Holding Company, LLC and Charter
             Communications, Inc. (now called Charter Investment,
             Inc.)(2)
 2.2(b)      Assignment of Membership Purchase Agreement, dated as of
             February 23, 1999, by and between Charter Communications,
             Inc. (now called Charter Investment, Inc.) and Charter
             Communications Entertainment II, LLC(2)
 2.3(a)      Asset Purchase Agreement, dated as of February 17, 1999,
             among Greater Media, Inc., Greater Media Cablevision, Inc.
             and Charter Communications, Inc. (now called Charter
             Investment, Inc.)(2)
 2.3(b)      Assignment of Asset Purchase Agreement, dated as of February
             23, 1999, by and between Charter Communications, Inc. (now called Charter Investment, Inc.) and Charter Communications
             Entertainment I, LLC(2)
 2.4         Purchase Agreement, dated as of February 23, 1999, by and
             among Charter Communications, Inc. (now called Charter
             Investment, Inc.), Charter Communications, LLC, Renaissance
             Media Holdings LLC and Renaissance Media Group LLC(2)
 2.5         Purchase Agreement, dated as of March 22, 1999, among
             Charter Communications, Inc. (now called Charter Investment,
             Inc.), Charter Communications, LLC, Charter Helicon, LLC,
             Helicon Partners I, L.P., Baum Investments, Inc. and the
             limited partners of Helicon Partners I, L.P.(2)
 2.6(a)      Asset and Stock Purchase Agreement, dated April 20, 1999,
             between Intermedia Partners of West Tennessee, L.P. and
             Charter Communications, LLC(1)
 2.6(b)      Stock Purchase Agreement, dated April 20, 1999, between TCID
             1P-V, Inc. and Charter Communications, LLC(1)
 2.6(c)      RMG Purchase Agreement, dated as of April 20, 1999, between
             Robin Media Group, Inc., InterMedia Partners of West
             Tennessee, L.P. and Charter RMG, LLC(1)
 2.6(d)      Asset Exchange Agreement, dated April 20, 1999, among
             InterMedia Partners Southeast, Charter Communications, LLC,
             Charter Communications Properties, LLC, and Marcus Cable
             Associates, L.L.C.(1)
 2.6(d)(i)   Amendment to Asset Exchange Agreement, made as of October 1,
             1999, by and among InterMedia Partners Southeast and Charter
             Communications, LLC, Charter Communications Properties, LLC
             and Marcus Cable Associates, L.L.C.(6)
 2.6(e)      Asset Exchange Agreement, dated April 20, 1999, among
             InterMedia Partners, a California Limited Partnership,
             Brenmor Cable Partners, L.P. and Robin Media Group, Inc.(1)
 2.6(f)      Common Agreement, dated April 20, 1999, between InterMedia
             Partners, InterMedia Partners Southeast, InterMedia Partners
             of West Tennessee, L.P., InterMedia Capital Partners IV,
             L.P., InterMedia Partners IV, L.P., Brenmor Cable Partners,
             L.P., TCID IP-V, Inc., Charter Communications, LLC, Charter
             Communications Properties, LLC, Marcus Cable Associates,
             L.L.C. and Charter RMG, LLC(4)+

  EXHIBIT                            DESCRIPTION
  -------                            -----------
 2.7(a)      Purchase and Sale Agreement, dated as of April 26, 1999, by and among InterLink Communications Partners, LLLP, the
             sellers listed therein and Charter Communications, Inc. (now called Charter Investment, Inc.)(1)
 2.7(b)      Purchase and Sale Agreement, dated as of April 26, 1999, by and among Rifkin Acquisition Partners, L.L.L.P., the sellers listed therein and Charter Communications, Inc. (now called
             Charter Investment, Inc.)(2)
 2.7(c)      RAP Indemnity Agreement, dated April 26, 1999, by and among the sellers listed therein and Charter Communications, Inc.
             (now called Charter Investment, Inc.)(2)
 2.7(d)      Assignment of Purchase Agreement with InterLink
             Communications Partners, LLLP, dated as of June 30, 1999, by and between Charter Communications, Inc. (now called Charter
             Investment, Inc.) and Charter Communications Operating,
             LLC(2)
 2.7(e)      Assignment of Purchase Agreement with Rifkin Acquisition
             Partners L.L.L.P., dated as of June 30, 1999, by and between
             Charter Communications, Inc. (now called Charter Investment,
             Inc.) and Charter Communications Operating, LLC(2)
 2.7(f)      Assignment of RAP Indemnity Agreement, dated as of June 30,
             1999, by and between Charter Communications, Inc. (now
             called Charter Investment, Inc.) and Charter Communications
             Operating, LLC(2)
 2.7(g)      Amendment to the Purchase Agreement with InterLink
             Communications Partners, LLLP, dated June 29, 1999(5)
 2.7(h)      Contribution Agreement, dated as of September 14, 1999, by and among Charter Communications Operating, LLC, Charter
             Communications Holding Company, LLC, Charter Communications,
             Inc., Paul G. Allen and the certain other individuals and
             entities listed on the signature pages thereto(6)
 2.7(i)      Form of First Amendment to the Contribution Agreement dated as of September 14, 1999, by and among Charter
             Communications Operating, LLC, Charter Communications
             Holding Company, LLC, Charter Communications, Inc. and Paul
             G. Allen.(7)
 2.8         Contribution and Sale Agreement dated as of December 30,
             1999, by and among Charter Communications Holding Company,
             LLC, CC VII Holdings, LLC and Charter Communications VII,
             LLC(8)
 2.9         Contribution and Sale Agreement dated as of December 30,
             1999, by and among Charter Communications Holding Company,
             LLC and Charter Communications Holdings, LLC(8)
 2.10(a)     Securities Purchase Agreement, dated May 13, 1999, by and
             between Avalon Cable Holdings LLC, Avalon Investors, L.L.C.,
             Avalon Cable of Michigan Holdings, Inc. and Avalon Cable LLC
             and Charter Communications Holdings LLC and Charter
             Communications, Inc. (now called Charter Investment,
             Inc.)(9)
 2.10(b)     Assignment and Contribution Agreement, entered into as of
             October 11, 1999 by and between Charter Communications
             Holding Company, LLC and Charter Communications, Inc.(6)
 2.10(c)     Assignment Agreement effective as of June 16, 1999, by and among Charter Communications, Inc., Charter Communications
             Holdings LLC, Charter Communications Holding Company, LLC,
             Avalon Cable Holdings LLC, Avalon Investors, L.L.C., Avalon
             Cable of Michigan Holdings, Inc. and Avalon Cable LLC(6)
 2.11(a)     Purchase and Contribution Agreement, dated as of May 26,
             1999, by and among Falcon Communications, L.P., Falcon
             Holding Group, L.P., TCI Falcon Holdings, LLC, Falcon Cable
             Trust, Falcon Holding Group, Inc. and DHN Inc. and Charter
             Communications, Inc. (now called Charter Investment,
             Inc.)(10)

  EXHIBIT                            DESCRIPTION
  -------                            -----------
 2.11(b)     First Amendment to Purchase and Contribution Agreement,
             dated as of June 22, 1999, by and among Charter
             Communications, Inc., Charter Communications Holding
             Company, LLC, Falcon Communications, L.P., Falcon Holding
             Group, L.P., TCI Falcon Holdings, LLC, Falcon Cable Trust,
             Falcon Holding Group, Inc. and DHN Inc.(11)
 2.11(c)     Form of Second Amendment to Purchase And Contribution
             Agreement, dated as of October 27, 1999, by and among
             Charter Investment, Inc., Charter Communications Holding
             Company, LLC, Falcon Communications, L.P., Falcon Holding
             Group, L.P., TCI Falcon Holdings, LLC, Falcon Holding Group,
             Inc. and DHN Inc.(7)
 2.11(d)     Third Amendment to Purchase and Contribution Agreement dated as of November 12, 1999, by and among Charter
             Communications, Inc., Falcon Communications L.P., Falcon
             Holdings Group, L.P., TCI Falcon Holdings, LLC, Falcon Cable
             Trust, Falcon Holding Group, Inc. and DHN Inc. (12)
 2.12(a)     Purchase Agreement, dated as of May 21, 1999, among
             Blackstone TWF Capital Partners, L.P., Blackstone TWF
             Capital Partners A L.P., Blackstone TWF Capital Partners B
             L.P., Blackstone TWF Family Investment Partnership, L.P.,
             RCF Carry, LLC, Fanch Management Partners, Inc., PBW Carried
             Interest, Inc., RCF Indiana Management Corp, The Robert C.
             Fanch Revocable Trust, A. Dean Windry, Thomas Binning, Jack
             Pottle, SDG/Michigan Communications Joint Venture, Fanch-JV2
             Master Limited Partnership, Cooney Cable Associates of Ohio,
             Limited Partnership, North Texas Cablevision, LTD., Post
             Cablevision of Texas, Limited Partnership, Spring Green
             Communications, L.P., Fanch-Narragansett CSI Limited
             Partnership, and Fanch Cablevision of Kansas General
             Partnership and Charter Communications, Inc. (now called
             Charter Investment, Inc.)(10)
 2.12(b)     Assignment of Purchase Agreement by and between Charter
             Investment, Inc. and Charter Communications Holding Company,
             LLC, effective as of September 21, 1999(6)
 2.13        Purchase and Contribution Agreement, entered into as of June
             1999, by and among BCI (USA), LLC, William Bresnan,
             Blackstone BC Capital Partners L.P., Blackstone BC Offshore
             Capital Partners L.P., Blackstone Family Investment
             Partnership III L.P., TCID of Michigan, Inc. and TCI Bresnan
             LLC and Charter Communications Holding Company, LLC (now
             called Charter Investment, Inc.)(10)
 3.1         Form of Restated Certificate of Incorporation of
             Registrant(6)
 3.2         Form of Bylaws of Registrant(6)
 3.2(a)      Amendment to Bylaws
 4.1         Form of certificate evidencing shares of Class A common
             stock(10)
 4.1(a)      Indenture relating to the 10.00% Senior notes due 2009,
             dated as of January 12, 2000 between Charter Communications
             Holdings, LLC, Charter Communications Holdings Capital
             Corporation and Harris Trust and Savings Bank(22)
 4.1(b)      Form of 10.00% Senior Note due 2010(22)
 4.1(c)      Exchange and Registration Rights Agreement, dated January
             12, 2000, by and among Charter Communications Holdings, LLC,
             Charter Communications Holdings Capital Corporation,
             Goldman, Sachs & Co., Chase Securities Inc., FleetBoston
             Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner &
             Smith Incorporated, Morgan Stanley & Co. Incorporated,
             Morgan Stanley & Co. Incorporated, TD Securities (USA) Inc.,
             First Union Securities, Inc., PNC Capital Markets, Inc. and
             SunTrust Equitable Securities Corporation, relating to the
             10.00% Senior Notes due 2009(22)
 4.2(a)      Indenture relating to the 10.25% Senior Notes due 2010,
             dated as of January 12, 2000, among Charter Communications
             Holdings, LLC, Charter Communications Holdings Capital
             Corporation and Harris Trust and Savings Bank(22)
 4.2(b)      Form of 10.25% Senior Note due 2010 (included in Exhibit No.
             4.2(a))(22)

  EXHIBIT                            DESCRIPTION
  -------                            -----------
 4.2(c)      Exchange and Registration Rights Agreement, dated January
             12, 2000, by and among Charter Communications Holdings, LLC,
             Charter Communications Holdings Capital Corporation,
             Goldman, Sachs & Co., Chase Securities Inc., FleetBoston
             Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner &
             Smith Incorporated, Morgan Stanley & Co. Incorporated,
             Morgan Stanley & Co. Incorporated, TD Securities (USA) Inc.,
             First Union Securities, Inc., PNC Capital Markets, Inc. and
             SunTrust Equitable Securities Corporation, relating to the
             10.25% Senior Notes due 2010(22)
 4.3(a)      Indenture relating to the 11.75% Senior Discount Notes due
             2010, dated as of January 12, 2000, among Charter
             Communications Holdings, LLC, Charter Communications
             Holdings Capital Corporation and Harris Trust and Savings
             Bank(22)
 4.3(b)      Form of 11.75% Senior Discount Note due 2010 (included in
             Exhibit No. 4.3(a))(22)
 4.3(c)      Exchange and Registration Rights Agreement, dated January
             12, 2000, by and among Charter Communications Holdings, LLC,
             Charter Communications Holdings Capital Corporation,
             Goldman, Sachs & Co., Chase Securities Inc., FleetBoston
             Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner &
             Smith Incorporated, Morgan Stanley & Co. Incorporated, TD
             Securities (USA) Inc., First Union Securities, Inc., PNC
             Capital Markets, Inc. and SunTrust Equitable Securities
             Corporation, relating to the 11.75% Senior Discount Notes
             due 2010(22)
4.4(a)       Indenture relating to the 8.250% Senior Notes due 2007,
             dated as of March 17, 1999, between Charter Communications
             Holdings, LLC, Charter Communications Holdings Capital
             Corporation and Harris Trust and Savings Bank(1)
4.4(b)       Indenture relating to the 8.625% Senior Notes due 2009,
             dated as of March 17, 1999, among Charter Communications
             Holdings, LLC, Charter Communications Holdings Capital
             Corporation and Harris Trust and Savings Bank(1)
4.4(c)       Indenture relating to the 9.920% Senior Discount Notes due
             2011, dated as of March 17, 1999, among Charter
             Communications Holdings, LLC, Charter Communications
             Holdings Capital Corporation and Harris Trust and Savings
             Bank(1)
4.4(d)       Indenture, dated as of April 9, 1998, by and among
             Renaissance Media (Louisiana) LLC, Renaissance Media
             (Tennessee) LLC, Renaissance Media Capital Corporation,
             Renaissance Media Group LLC and United States Trust Company
             of New York, as trustee(14)
4.4(e)       Indenture, dated January 15, 1996, by and among Rifkin
             Acquisition Partners, L.L.L.P., Rifkin Acquisition Capital
             Corp., as issuers, Cable Equities of Colorado Management
             Corp., FNI Management Corp., Cable Equities of Colorado,
             Ltd., Cable Equities, Inc. and Rifkin/ Tennessee, Ltd., as
             Subsidiary Guarantors, and Marine Midland Bank, as
             trustee(15)
4.5          Indenture, dated February 2, 1999, among Bresnan
             Communications Group LLC, Bresnan Capital Corporation and
             State Street Bank and Trust Company, as trustee, relating to the Issuers' $170,000,000 principal amount of 8% Senior
             Notes due 2009 and $275,000,000 aggregate principal amount at maturity of 9 1/4% Senior Discount Notes due 2009(16)
4.6          Indenture, dated as of December 10, 1998 by and among Avalon
             Cable of Michigan Holdings, Inc., Avalon Cable LLC and
             Avalon Cable Holdings Finance, Inc., as issuers and The Bank of New York, as trustee for the Notes(20)
4.7          Supplemental Indenture, dated as of March 26, 1999 by and
             among Avalon Cable of Michigan Holdings, Inc., Avalon Cable
             LLC and Avalon Cable Holdings Finance, Inc., as issuers,
             Avalon Cable of Michigan, Inc., as guarantor, and The Bank of New York, as trustee for the Notes(19)
10.1         Credit Agreement, dated as of March 18, 1999, between
             Charter Communications Operating, LLC, and certain lenders and agents named therein(1)

  EXHIBIT                            DESCRIPTION
  -------                            -----------
10.1(a)      First Amendment to Credit Agreement dated as of June 28,
             1999, between Charter Communications Operating, LLC, Charter
             Communications Holdings LLC and certain lenders and agents named therein(27)
10.1(b)      Second Amendment to Credit Agreement dated as of December
             14, 1999, between Charter Communications Operating, LLC,
             Charter Communications Holdings LLC and certain lenders and agents named therein(27)
10.1(c)      Third Amendment to Credit Agreement dated as of March 18,
             2000, between Charter Communications Operating, LLC, Charter
             Communications Holdings, LLC and certain lenders and agents named therein
10.2(a)      Form of Second Amended Management Agreement, dated as of
             November 9, 1999, by and among Charter Investment, Inc.,
             Charter Communications, Inc. and Charter Communications
             Operating, LLC(6)
10.2(b)      Form of Mutual Services Agreement, dated as of November 9,
             1999, by and between Charter Communications, Inc. and
             Charter Investment, Inc.(10)
10.2(c)      Form of Management Agreement, dated as of November 9, 1999, by and between Charter Communications Holding Company, LLC and Charter Communications, Inc.(6)
10.2(d)      Management Agreement, dated as of November 12, 1999, by and between CC VI Operating Company, LLC and Charter
             Communications, Inc.
10.2(e)      Management Agreement, dated as of November 12, 1999, by and between Falcon Cable Communications, LLC and Charter
             Communications, Inc.
10.2(f)      Management Agreement, dated as of February 14, 2000, by and between CC VIII Operating, LLC, certain subsidiaries of CC
             VIII Operating, LLC and Charter Communications, Inc.
10.3         Consulting Agreement, dated as of March 10, 1999, by and
             between Vulcan Northwest Inc., Charter Communications, Inc.
             (now called Charter Investment, Inc.) and Charter
             Communications Holdings, LLC(2)
10.4         Charter Communications Holdings, LLC 1999 Option Plan(2)
10.4(a)      Assumption Agreement regarding option plan, dated as of May
             25, 1999, by and between Charter Communications Holdings,
             LLC and Charter Communications Holding Company, LLC(5)
10.4(b)      Form of Amendment No. 1 to the Charter Communications
             Holdings, LLC 1999 Option Plan(3)
10.4(c)      Amendment No. 2 to the Charter Communications Holdings, LLC
             1999 Option Plan
10.5         Membership Interests Purchase Agreement, dated July 22,
             1999, by and between Charter Communications Holding Company,
             LLC and Paul G. Allen(5)
10.6         Employment Agreement, dated as of August 28, 1998, between
             Jerald L. Kent and Paul G. Allen(13)
10.7         Assignment of Employment Agreements, dated as of December
             23, 1998, between Paul G. Allen and Charter Communications,
             Inc. (now called Charter Investment, Inc.)(5)
10.8(a)      Option Agreement, dated as of February 9, 1999, between
             Jerald L. Kent and Charter Communications Holdings, LLC(5)
10.8(b)      Amendment to the Option Agreement, dated as of August 23,
             1999, between Jerald L. Kent and Charter Communications
             Holding Company, LLC(5)
10.8(c)      Form of Amendment to the Option Agreement, dated as of
             November 8, 1999, by and among Jerald L. Kent, Charter
             Communications Holding Company, LLC and Charter
             Communications, Inc.(3)

  EXHIBIT                            DESCRIPTION
  -------                            -----------
10.9         Letter Agreement, dated as of July 22, 1999 between Charter
             Communications Holding Company, LLC and Charter
             Communications Holdings, LLC(12)
10.10        Amendment to Membership Interests Purchase Agreement, dated as of August 10, 1999, by and among Charter Communications
             Holding Company, LLC, Vulcan Cable III Inc. and Paul G.
             Allen(5)
10.11        Form of Assignment and Assumption Agreement, dated as of
             November 4, 1999, by and between Charter Investment, Inc.
             and Charter Communications, Inc.(10)
10.12        Form of Registration Rights Agreement, dated as of November
             12, 1999, by and among Charter Communications, Inc., Charter
             Investment, Inc., Vulcan Cable III Inc., Mr. Paul G. Allen,
             Mr. Jerald L. Kent, Mr. Howard L. Wood and Mr. Barry L.
             Babcock(6)
10.13        Form of Consulting Agreement, dated as of October 18, 1999, by and between Barry L. Babcock and Charter Communications,
             Inc.(3)
10.14        Form of Termination of Employment Agreement, dated as of
             October 18, 1999, by and between Barry L. Babcock and
             Charter Investment, Inc., Charter Communications, Inc. and
             Charter Communications Holding Company, LLC(19)
10.15        Form of Consulting Agreement, dated as of November 1, 1999, by and between Howard L. Wood and Charter Communications,
             Inc.(3)
10.16        Form of Termination of Employment Agreement, dated as of
             November 1, 1999, by and between Howard L. Wood and Charter
             Investment, Inc., Communications, Inc. and Charter
             Communications Holding Company, LLC.(3)
10.17        Letter Agreement, dated September 21, 1999, by and among
             Charter Communications, Inc., Charter Investment, Inc.,
             Charter Communications Holding Company, Inc. and Vulcan
             Ventures Inc.(6)
10.18        Loan Agreement dated as of February 2, 1999 among Bresnan
             Telecommunications Company LLC, various lending
             institutions, Toronto Dominion (Texas), Inc., as the
             Administrative Agent for the Lenders, with TD Securities
             (USA) Inc., Chase Securities Inc., the Bank of Nova Scotia,
             BNY Capital Markets, Inc. and NationsBanc Montgomery
             Securities LLC, collectively, the Arranging Agents, Chase
             Securities Inc., as Syndication Agent, the Bank of Nova
             Scotia, the Bank of New York Company, Inc., and NationsBanc
             Montgomery Securities LLC, as Documentation Agents, and TD
             Securities (USA) Inc., and Chase Securities Inc., as Joint
             Book Managers and Joint Lead Arrangers(16)
10.18(a)     Amended and Restated Credit Agreement dated as of February
             14, 2000 by and among CC VIII Operating, LLC, as borrower,
             CC VIII Holdings, LLC, as guarantor, and several financial institutions or entities named therein
10.18(b)     Guarantee and Collateral Agreement, dated February 14, 2000, made by CC VIII Holdings, LLC, CC VIII Operating, LLC, and certain of its Subsidiaries in favor of Toronto Dominion
             (Texas), Inc., as Administrative Agent(21)
10.19        Credit Agreement, dated as of November 15, 1999, among
             Avalon Cable LLC, CC Michigan, LLC, CC New England, LLC, and
             several financial institutions or entities named
             therein.(18)
10.19        First Amendment to Credit Agreement, dated December 21,
             1999, by and among CC Michigan, LLC and CC New England, LLC as borrowers, CC V Holdings, LLC as guarantor and several
             financial institutions or entities named therein(22)
10.20(c)     Form of Credit Agreement, dated as of June 30, 1998, as
             Amended and Restated as of November 12, 1999, among Falcon
             Cable Communications, LLC, certain guarantors, and several financial institutions or entities named therein(6)
10.21        Credit Agreement, dated as of November 12, 1999, among CC VI
             Holdings, LLC, CC VI Operating Company, LLC, and several
             financial institutions or entities named therein(17)

  EXHIBIT                            DESCRIPTION
  -------                            -----------
10.22        Amended and Restated Limited Liability Company Agreement for
             Charter Communications Holding Company, LLC, dated February
             14, 2000(26)
10.23        Letter Agreement, dated May 25, 1999, between Charter
             Communications, Inc. and Marc Nathanson(22)
10.24        Exchange Agreement, dated as of February 14, 2000, by and
             among Charter Communications, Inc., BCI (USA), LLC, William
             J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone
             BC Offshore Capital Partners L.P., Blackstone Family Media,
             III L.P. (as assignee of Blackstone Family Investment III
             L.P.), TCID of Michigan, Inc., and TCI Bresnan LLC(21)
10.25        Form of Exchange Agreement, dated as of November 12, 1999 by and among Charter Investment, Inc., Charter Communications,
             Inc., Vulcan Cable III Inc. and Paul G. Allen(6)
21.1         Subsidiaries of Charter Communications, Inc.
27.1         Financial Data Schedule

---------------

   + Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

 (1) Incorporated by reference to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499).

 (2) Incorporated by reference to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499).

 (3) Incorporated by reference to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on 11/1/99 (File No. 333-83887).

 (4) Incorporated by reference to Amendment No. 3 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 2, 1999 (File No. 333-77499).

 (5) Incorporated by reference to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499).

 (6) Incorporated by reference to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on 10/18/99 (File No. 333-83887).

 (7) Incorporated by reference to Amendment No. 5 to the registration Statement on Form S-1 of Charter Communications, Inc. filed on 11/4/99 (File No. 333-83887).

 (8) Incorporated by reference to the report on Form 8-K of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 18, 2000 (File No. 333-77499).

 (9) Incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 of Avalon Cable of Michigan LLC, Avalon Cable of Michigan Inc., Avalon Cable of New England LLC and Avalon Cable Finance Inc. filed on May 28, 1999 (File No. 333-75453).

(10) Incorporated by reference to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc. filed on September 28, 1999 (File No. 333-83887).

(11) Incorporated by reference to the quarterly report on Form 10-Q filed by Falcon Communications, L.P. and Falcon Funding Corporation on August 13, 1999 (File Nos. 333-60776 and 333-55755).

(12) Incorporated by reference to the report on Form 8-K of CC VII Holdings, LLC and Falcon Funding Corporation filed on November 26, 1999 (File No. 033-60776).

(13) Incorporated by reference to Amendment No. 5 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 10, 1999 (File No. 333-77499).

(14) Incorporated by reference to the registration statement on Forms S-4 and S-1 of Renaissance Media Group LLC, Renaissance Media (Tennessee) LLC, Renaissance Media (Louisiana) LLC and Renaissance Media Capital Corporation filed on June 12, 1998 (File No. 333-56679).

(15) Incorporated by reference to the registration statement on Form S-1 of Rifkin Acquisition Capital Corp. and Rifkin Acquisition Partners, L.L.L.P. filed on April 2, 1996 (File No. 333-3084).

(16) Incorporated by reference to the registration statement on Form S-4 of Bresnan Communications Group LLC and Bresnan Capital Corporation filed on May 3, 1999 (File No. 333-77637).

(17) Incorporated by reference to the report on Form 8-K of Charter Communications, Inc. filed on November 29, 1999 (File No. 333-83887).

(18) Incorporated by reference to the report on Form 8-K of Charter Communications, Inc. filed on November 29, 1999 (File No. 333-83887).

(19) Incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 of Avalon Cable LLC, Avalon Cable Holdings Finance, Inc., Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. filed on May 28, 1999 (File No. 333-75415).

(20) Incorporated by reference to the registration statement on Form S-4 of Falcon Holding Group, L.P. filed on April 18, 1993 (File No. 33-60776).

(21) Incorporated by reference to the report on Form 8-K of Charter Communications, Inc. filed on February 29, 2000 (File No. 333-83887).

(22) Incorporated by reference to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-77499).

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
CHARTER COMMUNICATIONS INC. AND SUBSIDIARIES:
  Report of Independent Public Accountants..................  F-4
  Report of Independent Auditors............................  F-5
  Report of Independent Auditors............................  F-6
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................  F-7
  Consolidated Statements of Operations for the Year ended
     December 31, 1999, and for the Period from December 24,
     1998, through December 31, 1998........................  F-8
  Consolidated Statements of Changes in Stockholders' Equity
     for the Year ended December 31, 1999, and for the
     Period from December 24, 1998, through December 31,
     1998...................................................  F-9
  Consolidated Statements of Cash Flows for the Year ended
     December 31, 1999, and for the Period from December 24,
     1998, through December 31, 1998........................  F-10
  Notes to Consolidated Financial Statements................  F-11
CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND
  SUBSIDIARIES:
  Report of Independent Public Accountants..................  F-33
  Consolidated Statements of Operations for the Period from
     January 1, 1998 through December 23, 1998 and for the
     Year ended December 31, 1997...........................  F-34
  Consolidated Statement of Changes in Shareholder's
     Investment for the Period from January 1, 1998 through
     December 23, 1998 and for the Year ended December 31,
     1997...................................................  F-35
  Consolidated Statements of Cash Flows for the Period from
     January 1, 1998 through December 23, 1998 and for the
     Year ended December 31, 1997...........................  F-36
  Notes to Consolidated Financial Statements................  F-37
MARCUS CABLE HOLDINGS, LLC AND SUBSIDIARIES:
  Report of Independent Public Accountants..................  F-43
  Consolidated Statement of Operations for the Three Months
     Ended March 31, 1999...................................  F-44
  Consolidated Statement of Members' Deficit for the Three
     Months Ended March 31, 1999............................  F-45
  Consolidated Statement of Cash Flows for the Three Months
     Ended March 31, 1999...................................  F-46
  Notes to Consolidated Financial Statements................  F-47
RENAISSANCE MEDIA GROUP LLC:
  Report of Independent Auditors............................  F-52
  Consolidated Balance Sheet as of April 30, 1999...........  F-53
  Consolidated Statement of Operations for the Four Months
     Ended April 30, 1999...................................  F-54
  Consolidated Statement of Changes in Members' Equity for
     the Four Months Ended April 30, 1999...................  F-55
  Consolidated Statement of Cash Flows for the Four Months
     Ended April 30, 1999...................................  F-56
  Notes to Consolidated Financial Statements................  F-57
GREATER MEDIA CABLEVISION SYSTEMS:
  Report of Independent Public Accountants..................  F-65
  Combined Statement of Income for the Nine Months Ended
     June 30, 1999..........................................  F-66
  Combined Statement of Changes in Net Assets for the Nine
     Months Ended June 30, 1999.............................  F-67
  Combined Statement of Cash Flows for the Nine Months Ended
     June 30, 1999..........................................  F-68
  Notes to Combined Financial Statements....................  F-69

                                                              PAGE
                                                              -----
HELICON PARTNERS I, L.P. AND AFFILIATES:
  Report of Independent Public Accountants..................  F-72
  Combined Statement of Operations for the Seven Months
     Ended July 30, 1999....................................  F-73
  Combined Statement of Changes in Partners' Deficit for the
     Seven Months Ended July 30, 1999.......................  F-74
  Combined Statement of Cash Flows for the Seven Months
     Ended July 30, 1999....................................  F-75
  Notes to Combined Financial Statements....................  F-76
RIFKIN CABLE INCOME PARTNERS, L.P.:
  Report of Independent Accountants.........................  F-80
  Balance Sheet as of September 13, 1999....................  F-81
  Statement of Operations for the period January 1, 1999 to
     September 13, 1999.....................................  F-82
  Statement of Equity for the period January 1, 1999 to
     September 13, 1999.....................................  F-83
  Statement of Cash Flows for the period January 1, 1999 to
     September 13, 1999.....................................  F-84
  Notes to Financial Statements.............................  F-85
RIFKIN ACQUISITION PARTNERS, L.L.L.P.:
  Report of Independent Accountants.........................  F-88
  Consolidated Balance Sheet as of September 13, 1999.......  F-89
  Consolidated Statement of Operations for the period
     January 1, 1999 through September 13, 1999.............  F-90
  Consolidated Statement of Partners' Capital for the period
     January 1, 1999 through September 13, 1999.............  F-91
  Consolidated Statement of Cash Flows for the period
     January 1, 1999 through September 13, 1999.............  F-92
  Notes to Consolidated Financial Statements................  F-93
INDIANA CABLE ASSOCIATES, LTD.:
  Report of Independent Accountants.........................  F-101
  Balance Sheet as of September 13, 1999....................  F-102
  Statement of Operations for the period January 1, 1999 to
     September 13, 1999.....................................  F-103
  Statement of Equity for the period January 1, 1999 to
     September 13, 1999.....................................  F-104
  Statement of Cash Flows for the period January 1, 1999 to
     September 13, 1999.....................................  F-105
  Notes to Financial Statements.............................  F-106
R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP:
  Report of Independent Accountants.........................  F-110
  Consolidated Balance Sheet as of September 13, 1999.......  F-111
  Consolidated Statement of Operations for the period
     January 1, 1999 to September 13, 1999..................  F-112
  Consolidated Statement of Equity for the period January 1,
     1999 to September 13, 1999.............................  F-113
  Consolidated Statement of Cash Flows for the period
     January 1, 1999 to September 13, 1999..................  F-114
  Notes to Consolidated Financial Statements................  F-115
INTERMEDIA CABLE SYSTEMS (COMPRISED OF COMPONENTS OF
  INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS IV,
  L.P.):
  Report of Independent Accountants.........................  F-119
  Combined Balance Sheets as of September 30, 1999 and
     December 31, 1998......................................  F-120
  Combined Statements of Operations for the Nine Months
     Ended September 30, 1999 and for the Years ended
     December 31, 1998 and 1997.............................  F-121
  Combined Statement of Changes in Equity for the Nine
     Months Ended September 30, 1999 and for the Years ended
     December 31, 1998 and 1997.............................  F-122

                                                              PAGE
                                                              -----
  Combined Statements of Cash Flows for the Nine Months
     Ended September 30, 1999 and for the Years ended
     December 31, 1998 and 1997.............................  F-123
  Notes to Combined Financial Statements....................  F-124
FANCH CABLE SYSTEMS SOLD TO CHARTER COMMUNICATIONS, INC.:
  Report of Independent Auditors............................  F-135
  Report of Independent Auditors............................  F-136
  Report of Independent Auditors............................  F-137
  Report of Independent Auditors............................  F-138
  Combined Balance Sheets as of November 11, 1999 and
     December 31, 1998......................................  F-139
  Combined Statements of Operations for the Period from
     January 1 to November 11, 1999 and for the Years Ended
     December 31, 1998 and 1997.............................  F-140
  Combined Statements of Net Assets for the Period from
     January 1 to November 11, 1999 and for the Years Ended
     December 31, 1998 and 1997.............................  F-141
  Combined Statements of Cash Flows for the Period from
     January 1 to November 11, 1999 and for the Years Ended
     December 31, 1998 and 1997.............................  F-142
  Notes to Combined Financial Statements....................  F-143
FALCON COMMUNICATIONS, L.P.:
  Report of Independent Auditors............................  F-148
  Consolidated Balance Sheets as of December 31, 1998 and
     November 12, 1999......................................  F-149
  Consolidated Statements of Operations for each of the two
     years in the period ended December 31, 1998 and for the
     Period from January 1, 1999 to November 12, 1999.......  F-150
  Consolidated Statements of Partners' Equity (Deficit) for
     each of the two years in the period ended December 31,
     1998 and for the Period from January 1, 1999 to
     November 12, 1999......................................  F-151
  Consolidated Statements of Cash Flows for each of the two
     years in the period ended December 31, 1998 and for the
     Period from January 1, 1999 to November 12, 1999.......  F-152
  Notes to Consolidated Financial Statements................  F-153
CC V HOLDINGS, LLC AND SUBSIDIARIES:
  Report of Independent Public Accountants..................  F-172
  Consolidated Balance Sheet as of December 31, 1999........  F-173
  Consolidated Statements of Operations for the Period from
     November 15, 1999, through December 31, 1999, and for
     the Period from January 1, 1999, through November 14,
     1999...................................................  F-174
  Consolidated Statement of Changes in Shareholders' Equity
     for the Period from January 1, 1999, through November
     14, 1999...............................................  F-175
  Consolidated Statements of Cash Flows for the Period from
     November 15, 1999, through December 31, 1999, and for
     the Period from January 1, 1999, through November 14,
     1999...................................................  F-176
  Notes to Consolidated Financial Statements................  F-177
BRESNAN COMMUNICATIONS GROUP LLC:
  Independent Auditors' Report..............................  F-187
  Consolidated Balance Sheets as of December 31, 1998 and
     1999...................................................  F-188
  Consolidated Statements of Operations and Members' Equity
     (Deficit) for the Years Ended December 31, 1997, 1998
     and 1999...............................................  F-189
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1998 and 1999.......................  F-190
  Notes to Consolidated Financial Statements................  F-191

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO CHARTER COMMUNICATIONS, INC.:

     We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Charter Communications VI Operating Company, LLC and subsidiaries, and CC VII -- Falcon Systems, as of December 31, 1999, and for the periods from the dates of acquisition through December 31, 1999, which statements on a combined basis reflect total assets and total revenues of 31 percent and 6 percent, respectively, of the related consolidated totals of the Company. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
 March 2, 2000

                         REPORT OF INDEPENDENT AUDITORS

Charter Communications VI
Operating Company, LLC

     We have audited the consolidated balance sheet of Charter Communications VI Operating Company, LLC and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, member's equity and cash flows for the period from inception (November 9, 1999) to December 31, 1999 (not presented separately herein). These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charter Communications VI Operating Company, LLC and subsidiaries at December 31, 1999, and the consolidated results of its operations and its cash flows for the period from November 9, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States.
                                                 /s/ ERNST & YOUNG LLP

Denver, Colorado
February 11, 2000

                         REPORT OF INDEPENDENT AUDITORS

Sole Member
CC VII Holdings, LLC

     We have audited the combined balance sheet of the CC VII -- Falcon Systems as of December 31, 1999, and the related combined statements of operations and parent's investment and cash flows for the period from November 13, 1999 (commencement date) to December 31, 1999 (not presented separately herein). These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the CC
VII -- Falcon Systems at December 31, 1999 and the results of its operations and its cash flows for the period from November 13, 1999 (commencement date) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP
Los Angeles, California
March 2, 2000

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      DECEMBER 31,
                                                                -------------------------
                                                                   1999           1998
                                                                   ----           ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   133,706    $    9,573
  Accounts receivable, net of allowance for doubtful
     accounts of $11,471 and $1,728, respectively...........         93,743        15,108
  Prepaid expenses and other................................         35,142         2,519
                                                                -----------    ----------
       Total current assets.................................        262,591        27,200
                                                                -----------    ----------
INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment.............................      3,490,573       716,242
  Franchises................................................     14,985,793     3,590,054
                                                                -----------    ----------
                                                                 18,476,366     4,306,296
                                                                -----------    ----------
OTHER ASSETS................................................        227,550         2,031
                                                                -----------    ----------
                                                                $18,966,507    $4,335,527
                                                                ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $        --    $   10,450
  Accounts payable and accrued expenses.....................        706,775       127,586
  Payables to related party.................................         13,183         4,334
                                                                -----------    ----------
       Total current liabilities............................        719,958       142,370
                                                                -----------    ----------
LONG-TERM DEBT, less current maturities.....................      8,936,455     1,991,756
                                                                -----------    ----------
DEFERRED MANAGEMENT FEES -- RELATED PARTY...................         21,623        15,561
                                                                -----------    ----------
OTHER LONG-TERM LIABILITIES.................................        145,124        38,461
                                                                -----------    ----------
MINORITY INTEREST...........................................      5,381,331     2,146,549
                                                                -----------    ----------
REDEEMABLE SECURITIES.......................................        750,937            --
                                                                -----------    ----------
STOCKHOLDERS' EQUITY:
  Class A common stock......................................            195            --
  Class B common stock......................................             --            --
  Preferred stock...........................................             --            --
  Additional paid-in capital................................      3,075,694           832
  Retained deficit..........................................        (66,231)           (2)
  Accumulated other comprehensive income....................          1,421            --
                                                                -----------    ----------
       Total stockholders' equity...........................      3,011,079           830
                                                                -----------    ----------
                                                                $18,966,507    $4,335,527
                                                                ===========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 PERIOD FROM
                                                                                DECEMBER 24,
                                                                 YEAR ENDED     1998, THROUGH
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1999            1998
                                                                ------------    -------------
REVENUES....................................................     $1,428,244        $13,713
                                                                 ----------        -------
OPERATING EXPENSES:
  Operating, general and administrative.....................        737,957          7,134
  Depreciation and amortization.............................        745,315          8,318
  Option compensation expense...............................         79,979            845
  Corporate expense charges -- related party................         51,428            473
                                                                 ----------        -------
                                                                  1,614,679         16,770
                                                                 ----------        -------
     Loss from operations...................................       (186,435)        (3,057)
OTHER INCOME (EXPENSE):
  Interest expense..........................................       (477,799)        (2,353)
  Interest income...........................................         34,467            133
  Other, net................................................         (8,039)            --
                                                                 ----------        -------
     Loss before income taxes and minority interest.........       (637,806)        (5,277)
INCOME TAX EXPENSE..........................................         (1,030)            --
                                                                 ----------        -------
     Loss before minority interest..........................       (638,836)        (5,277)
MINORITY INTEREST IN LOSS OF SUBSIDIARY.....................        572,607          5,275
                                                                 ----------        -------
     Net loss...............................................     $  (66,229)       $    (2)
                                                                 ==========        =======
LOSS PER COMMON SHARE, basic and diluted....................     $    (2.22)       $ (0.04)
                                                                 ==========        =======
Weighted-average common shares outstanding..................     29,811,202         50,000
                                                                 ==========        =======

 The accompanying notes are an integral part of these consolidated statements.

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                    ACCUMULATED
                                   CLASS A    CLASS B    ADDITIONAL                    OTHER            TOTAL
                                   COMMON     COMMON      PAID-IN      RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                    STOCK      STOCK      CAPITAL      DEFICIT        INCOME           EQUITY
                                   -------    -------    ----------    --------    -------------    -------------
BALANCE, December 24, 1998.....     $ --        $--      $      832    $     --       $   --         $      832
  Net loss.....................       --        --               --          (2)          --                 (2)
                                    ----        --       ----------    --------       ------         ----------
BALANCE, December 31, 1998.....       --        --              832          (2)          --                830
  Issuance of Class B common
     stock to Mr. Allen........       --        --              950          --           --                950
  Net proceeds from initial
     public offering of Class A
     common stock..............      196        --        3,547,724          --           --          3,547,920
  Issuance of common stock in
     exchange for additional
     equity of subsidiary......       26        --          638,535          --           --            638,561
  Distributions to Charter
     Investment................       --        --           (2,233)         --           --             (2,233)
  Equity classified as
     redeemable securities.....      (27)       --         (700,759)         --           --           (700,786)
  Option compensation
     expense...................       --        --            4,493          --           --              4,493
  Loss on issuance of equity by
     subsidiary................       --        --         (413,848)         --           --           (413,848)
  Net loss.....................       --        --               --     (66,229)          --            (66,229)
  Unrealized gain on marketable
     securities available for
     sale......................       --        --               --          --        1,421              1,421
                                    ----        --       ----------    --------       ------         ----------
BALANCE, December 31, 1999.....     $195        $--      $3,075,694    $(66,231)      $1,421         $3,011,079
                                    ====        ==       ==========    ========       ======         ==========

 The accompanying notes are an integral part of these consolidated statements.

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               PERIOD FROM
                                                                              DECEMBER 24,
                                                                                  1998
                                                               YEAR ENDED        THROUGH
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $    (66,229)     $     (2)
  Adjustments to reconcile net loss to net cash provided by
     operating activities--
     Minority interest in loss of subsidiary................      (572,607)       (5,275)
     Depreciation and amortization..........................       745,315         8,318
     Option compensation expense............................        79,979           845
     Noncash interest expense...............................       100,674            --
  Changes in assets and liabilities, net of effects from
     acquisitions--
     Accounts receivable....................................       (32,366)       (8,753)
     Prepaid expenses and other.............................        13,627          (211)
     Accounts payable and accrued expenses..................       177,321        10,227
     Payables to related party, including deferred
      management fees.......................................        27,653           473
  Other operating activities................................         6,549         2,022
                                                              ------------      --------
          Net cash provided by operating activities.........       479,916         7,644
                                                              ------------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.................      (741,508)      (13,672)
  Payments for acquisitions, net of cash acquired...........    (7,629,564)           --
  Loan to Marcus Cable Holdings.............................    (1,680,142)           --
  Other investing activities................................       (26,755)           --
                                                              ------------      --------
          Net cash used in investing activities.............   (10,077,969)      (13,672)
                                                              ------------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt, including proceeds from
     Charter Holdings Notes.................................    10,114,188        14,200
  Repayments of long-term debt..............................    (5,694,375)           --
  Payments for debt issuance costs..........................      (113,481)           --
  Net proceeds from initial public offering of Class A
     common stock...........................................     3,547,920            --
  Proceeds from issuance of Class B common stock............           950            --
  Capital contributions to Charter Holdco by Vulcan Cable...     1,894,290            --
  Distributions to Charter Investment.......................       (10,931)           --
  Other financing activities................................       (16,375)           --
                                                              ------------      --------
          Net cash provided by financing activities.........     9,722,186        14,200
                                                              ------------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       124,133         8,172
CASH AND CASH EQUIVALENTS, beginning of period..............         9,573         1,401
                                                              ------------      --------
CASH AND CASH EQUIVALENTS, end of period....................  $    133,706      $  9,573
                                                              ============      ========
CASH PAID FOR INTEREST......................................  $    314,606      $  5,538
                                                              ============      ========
NONCASH TRANSACTIONS:
  Transfer of operating subsidiaries to the Company.........  $  1,252,370      $     --
  Transfer of equity interests to the Company...............       180,710            --
  Issuance of equity as partial payments for acquisitions...       683,312            --

 The accompanying notes are an integral part of these consolidated statements.

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION:

Charter Communications, Inc.

     On July 22, 1999, Charter Investment, Inc. (Charter Investment), a company controlled by Paul G. Allen, formed a wholly owned subsidiary, Charter Communications, Inc. (Charter), a Delaware corporation, with a nominal initial investment.

     On November 12, 1999, Charter sold 195.5 million shares of Class A common stock in an initial public offering and 50,000 shares of high vote Class B common stock to Mr. Allen. The net proceeds from the offerings of approximately $3.55 billion were used to purchase membership units of Charter Communications Holding Company, LLC (Charter Holdco), except for a portion of the proceeds that were retained by Charter to acquire a portion of the equity interests of Avalon Cable of Michigan Holdings, Inc. (Avalon). In exchange for the contribution of the net proceeds from the offerings and equity interests of Avalon, Charter received 195.55 million membership units of Charter Holdco on November 12, 1999, representing a 100% voting interest and an approximate 40.6% economic interest.

     Prior to November 12, 1999, Charter Holdco was owned 100% by Charter Investment and Vulcan Cable III Inc. (Vulcan Cable), both entities controlled by Mr. Allen. Subsequent to November 12, 1999, Mr. Allen controls Charter through his ownership of all of the high vote Class B common stock and Charter controls Charter Holdco through its ownership of all the voting interests. Charter's purchase of 50,000 membership units of Charter Holdco was accounted for as a reorganization of entities under common control similar to a pooling of interests. Accordingly, beginning December 23, 1998, the date Mr. Allen first controlled Charter Holdco, the assets and liabilities of Charter Holdco are reflected in the consolidated financial statements of Charter at Mr. Allen's basis and minority interest is recorded representing that portion of the economic interests not owned by Charter. For financial reporting purposes, 50,000 of the membership units previously issued by Charter Holdco to companies controlled by Mr. Allen are considered held by Charter effective December 23, 1998, representing an economic interest of less than 1%.

     Charter is a holding company whose sole asset is a controlling equity interest in Charter Holdco, an indirect owner of cable systems. Charter and Charter Holdco and its subsidiaries are collectively referred to as the Company.

     The Company owns and operates cable systems serving approximately 6.1 million (unaudited) customers, including customers from the Bresnan acquisition (see Note 21) completed in February 2000. The Company offers a full range of traditional cable television services and has begun to offer digital cable television services, interactive video programming and high-speed Internet access.

Charter Communications Holding Company, LLC

     Charter Holdco, a Delaware limited liability company, was formed in February 1999 as a wholly owned subsidiary of Charter Investment. Charter Investment through its wholly owned subsidiary, Charter Communications Properties Holdings, LLC (CCPH), commenced operations with the acquisition of a cable system on September 30, 1995.

     Effective December 23, 1998, through a series of transactions, Mr. Allen acquired approximately 94% of Charter Investment for an aggregate purchase price of $2.2 billion, excluding $2.0 billion in debt assumed (the "Paul Allen Transaction"). In conjunction with the Paul Allen Transaction, Charter Investment acquired, for fair value from unrelated third parties, all of the interests it did not already own in CharterComm Holdings, LLC (CharterComm Holdings) and CCA Group (comprised of CCA Holdings Corp., CCT Holdings Corp. and Charter Communications Long Beach, Inc.), all cable television operating companies, for $2.0 billion, excluding $1.8 billion in debt assumed. Charter Investment previously managed and owned minority interests in these companies. These acquisitions were accounted for using the purchase method of accounting and accordingly, results of operations of CharterComm Holdings and CCA Group are included in the financial statements from the date of acquisition. In February 1999, Charter Investment transferred all of its cable television operating subsidiaries to a wholly owned subsidiary of Charter Communications Holdings, LLC (Charter Holdings), Charter Communications Operating, LLC (Charter Operating). Charter Holdings is a wholly owned subsidiary of Charter Holdco. This transfer was accounted for as a reorganization of entities under common control similar to a pooling of interests.

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

     On April 23, 1998, Mr. Allen and a company controlled by Mr. Allen, (collectively, the "Mr. Allen Companies") purchased substantially all of the outstanding partnership interests in Marcus Cable Company, L.L.C. (Marcus Cable) for $1.4 billion, excluding $1.8 billion in assumed liabilities. The owner of the remaining partnership interest retained voting control of Marcus Cable. In February 1999, Marcus Cable Holdings, LLC (Marcus Holdings) was formed, and Mr. Allen's interests in Marcus Cable were transferred to Marcus Holdings on March 15, 1999. On March 31, 1999, Mr. Allen purchased the remaining partnership interests in Marcus Cable, including voting control. On April 7, 1999, Marcus Holdings was merged into Charter Holdings and Marcus Cable was transferred to Charter Holdings. For financial reporting purposes, the merger was accounted for as an acquisition of Marcus Cable effective March 31, 1999, the date Mr. Allen obtained voting control of Marcus Cable. Accordingly, the results of operations of Marcus Cable have been included in the consolidated financial statements from April 1, 1999. The assets and liabilities of Marcus Cable have been recorded in the consolidated financial statements using historical carrying values reflected in the accounts of the Mr. Allen Companies. Total member's equity of Charter Holdco increased by $1.3 billion as a result of the Marcus Cable acquisition. Previously, on April 23, 1998, the Mr. Allen Companies recorded the assets acquired and liabilities assumed of Marcus Cable based on their relative fair values.

     The consolidated financial statements of Charter Holdco include the accounts of Charter Operating and CCPH, the accounts of CharterComm Holdings and CCA Group and their subsidiaries since December 23, 1998 (date acquired by Charter Investment), and the accounts of Marcus Cable since March 31, 1999. All subsidiaries are indirect wholly owned by Charter Holdco. All material intercompany transactions and balances have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost that approximates market value.

Property, Plant and Equipment

     Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable television transmission and distribution facilities, and the cost of new customer installations. The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, while equipment replacement and betterments are capitalized.

     Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets as follows:

Cable distribution systems..................................    3-15 years
Buildings and leasehold improvements........................    5-15 years
Vehicles and equipment......................................     3-5 years

Franchises

     Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of 15 years. The period of 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Company. Accumulated amortization related to franchises was $650.5 million and $5.3 million, as of December 31, 1999 and 1998, respectively. Amortization expense related to franchises for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, was $520.0 million and $5.3 million, respectively.

Deferred Financing Costs

     Costs related to borrowings are deferred and amortized to interest expense using the effective interest method over the terms of the related borrowings. As of December 31, 1999, others assets include $120.7 million of deferred financing costs, net of accumulated amortization of $10.3 million.

Impairment of Assets

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

Revenues

     Cable television revenues from basic and premium services are recognized when the related services are provided.

     Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 1999 and 1998, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

     Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis, from the Company's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Channel Launch Payments

     The Company receives upfront payments from certain programmers to launch and promote new cable television channels. A portion of these payments represents reimbursement of advertising costs paid by the Company to promote the new channels. These reimbursements have been immaterial. The remaining portion is being amortized as an offset to programming expense over the respective terms of the program agreements which range from one to 20 years. For the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, the Company amortized and recorded as a reduction of programming costs $3.4 million and $12, respectively. As of December 31, 1999, the unamortized portion of payments received totaled $13.4 million and is included in other long-term liabilities.

Direct Response Advertising

     The Company expenses the production costs of advertising as incurred, except for direct response advertising, which is deferred and amortized over its expected period of future benefits. Direct response advertising consists primarily of direct mailings and radio, newspaper and cross-channel television advertisements that include a phone number for use in ordering the Company's products and services. The deferred advertising costs are amortized to advertising expense over the periods during which the future benefits are expected to be received. The periods range from two to four years depending on the type of service the customer subscribes to and represents the period the customer is expected to remain connected to the cable system. As of December 31, 1999, $700 of deferred advertising costs is included in other assets. Advertising expense was $30.0 million for the year ended December 31, 1999, including amortization of deferred advertising costs totaling $87.

Investments and Other Comprehensive Income

     Investments in equity securities are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company owns common stock of WorldGate Communications, Inc. (WorldGate) that is classified as "available for sale" and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive income. Based on quoted market prices, the investment was valued at $5.4 million as of December 31, 1999, and is included in other assets. Comprehensive loss for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, was $64.8 million and $2, respectively.

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

     The Company's participation in interest rate hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. Interest rate hedge agreements have been designated for hedging purposes and are not held or issued for speculative purposes.

Income Taxes

     Substantially all of the taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its partners, Charter Investment, Vulcan Cable and Charter. Prior to November 12, 1999, income taxes were the responsibility of the owners of Charter Investment and Vulcan Cable and are not provided for in the accompanying consolidated financial statements. Beginning November 12, 1999, Charter is responsible for its share of taxable income (loss) of Charter Holdco allocated to Charter in accordance with partnership tax rules and regulations. The tax basis of Charter's investment in Charter Holdco is not materially different than the carrying value of the investment for financial reporting purposes as of December 31, 1999.

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

Segments

     In 1998, the Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Segments have been identified based upon management responsibility. The individual segments have been aggregated into one segment, cable services.

Loss per Common Share

     For purposes of the loss per common share calculation for the period from December 24, 1998, through December 31, 1998, Mr. Allen's 50,000 shares of high vote Class B common stock are considered to be outstanding for the entire period. Basic loss per common share is computed by dividing the net loss by 50,000 shares for 1998 and 29,811,202 shares for 1999, representing the weighted average common shares outstanding during 1999. Diluted loss per common share equals basic loss per common share for the periods presented, as the effect of stock options is anti-dilutive because the Company generated net losses. All membership units of Charter Holdco are exchangeable on a one-for-one basis into common stock of Charter at the option of the holders. Should the holders exchange units for shares, the effect would not be dilutive.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United Sates requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. ACQUISITIONS:

     During 1999, the Company acquired cable systems in 11 separate transactions for an aggregate purchase price, of $7.6 billion, net of cash acquired, excluding debt assumed of $2.5 billion. In connection with two of the acquisitions, Charter Holdco issued equity interests totaling $683.3 million. The purchase prices were allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $9.7 billion. The allocation of the purchase prices for these acquisitions are based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase prices and allocation will not have a material impact on the consolidated results of operations or financial position of the Company.

     The above acquisitions were accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets have been included in the financial statements from the dates of acquisition.

     Unaudited pro forma operating results of the Company as though the acquisitions discussed above, including the Paul Allen Transaction and the acquisition of Marcus Holdings, and the initial public offering of common stock and the March 1999 refinancing of debt discussed herein, had occurred on January 1, 1998, with adjustments to give effect to amortization of franchises, interest expense, minority interest and certain other adjustments are as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                        --------------------------
                                                           1999           1998
                                                           ----           ----
                                                               (UNAUDITED)
Revenues............................................    $ 2,624,394    $ 2,412,252
Loss from operations................................       (355,030)      (333,595)
Loss before minority interest.......................     (1,181,635)    (1,165,806)
Net loss............................................       (479,744)      (473,317)

     The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Activity in the allowance for doubtful accounts is summarized as follows:

                                                                           PERIOD FROM
                                                                          DECEMBER 24,
                                                           YEAR ENDED     1998, THROUGH
                                                          DECEMBER 31,    DECEMBER 31,
                                                              1999            1998
                                                          ------------    -------------
Balance, beginning of period..........................      $  1,728         $1,702
Acquisitions of cable systems.........................         5,860             --
Charged to expense....................................        20,872             26
Uncollected balances written off, net of recoveries...       (16,989)            --
                                                            --------         ------
Balance, end of period................................      $ 11,471         $1,728
                                                            ========         ======

5. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of the following at December 31:

                                                               1999         1998
                                                               ----         ----
Cable distribution systems..............................    $3,523,217    $661,749
Land, buildings and leasehold improvements..............       108,214      26,670
Vehicles and equipment..................................       176,221      30,590
                                                            ----------    --------
                                                             3,807,652     719,009
Less--Accumulated depreciation..........................      (317,079)     (2,767)
                                                            ----------    --------
                                                            $3,490,573    $716,242
                                                            ==========    ========

     For the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, depreciation expense was $225.0 million and $2.8 million, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consist of the following at December 31:

                                                               1999        1998
                                                               ----        ----
Accounts payable.........................................    $112,233    $  7,439
Liability for pending transfer of cable system...........      88,200          --
Accrued interest.........................................      85,870      30,809
Programming costs........................................      72,245      11,856
Capital expenditures.....................................      66,713      15,560
Franchise fees...........................................      46,524      12,534
Accrued general and administrative.......................      39,648       6,688
Accrued income taxes.....................................       4,188      15,205
Other accrued liabilities................................     191,154      27,495
                                                             --------    --------
                                                             $706,775    $127,586
                                                             ========    ========

     The liability for pending transfer of cable system represents the fair value of a cable system to be transferred upon obtaining necessary regulatory approvals in connection with the transaction with InterMedia Capital Partners IV
L. P., InterMedia Partners and their affiliates. Such approvals were subsequently obtained and the system assets were transferred in March 2000.

7. LONG-TERM DEBT:

     Long-term debt consists of the following at December 31:

                                                                   1999          1998
                                                                   ----          ----
Charter Holdings:
  14.000% Senior Secured Discount Debentures................    $       --    $  109,152
  11.250% Senior Notes......................................            --       125,000
  8.250% Senior Notes.......................................       600,000            --
  8.625% Senior Notes.......................................     1,500,000            --
  9.920% Senior Discount Notes..............................     1,475,000            --
Renaissance:
  10.000% Senior Discount Notes.............................       114,413            --
Rifkin:
  11.125% Senior Subordinated Notes.........................           900            --
Avalon:
  9.375% Senior Subordinated Notes..........................       150,000            --
  11.875% Senior Discount Notes.............................       196,000            --
  7.000% Note payable, due 2003.............................           500            --
CC VII Holdings, LLC (Falcon):
  8.375% Senior Debentures..................................       375,000            --
  9.285% Senior Discount Debentures.........................       435,250            --
Credit Facilities:
  Credit Agreements (including CCPH, CCA Group and
     CharterComm Holdings)..................................            --     1,726,500
  Charter Operating.........................................     2,906,000            --
  CC Michigan, LLC and CC New England, LLC (Avalon).........       170,000            --
  CC VI Operating Company, LLC (Fanch)......................       850,000            --
  Falcon Cable Communications, LLC..........................       865,500            --
                                                                ----------    ----------
                                                                 9,638,563     1,960,652
  Current maturities........................................            --       (10,450)
  Unamortized net (discount) premium........................      (702,108)       41,554
                                                                ----------    ----------
                                                                $8,936,455    $1,991,756
                                                                ==========    ==========

     In March 1999, Charter Holdings and Marcus Holdings extinguished substantially all existing long-term debt, excluding borrowings under its credit agreements, and refinanced substantially all existing credit agreements at various subsidiaries with a new credit agreement entered into by Charter Operating (the "Charter Operating Credit Facilities").

Charter Holdings Notes

     In March 1999, Charter Holdings and Charter Communications Holdings Capital Corporation, a wholly owned subsidiary of Charter Holdings, (collectively, the "Issuers") issued $600.0 million 8.250% Senior Notes due 2007 (the "8.250% Senior Notes") for net proceeds of $598.4 million, $1.5 billion 8.625% Senior Notes due 2009 (the "8.625% Senior Notes") for net proceeds of $1,495.4 million, and $1,475.0 million 9.920% Senior Discount Notes due 2011 (the "9.920% Senior Discount Notes") for net proceeds of $905.5 million, (collectively with the 8.250% Senior Notes and the 8.625% Senior Notes, referred to as the "Charter Holdings Notes").

     The 8.250% Senior Notes are not redeemable prior to maturity. Interest is payable semi-annually in arrears on April 1 and October 1, beginning October 1, 1999 until maturity.

     The 8.625% Senior Notes are redeemable at the option of the Issuers at amounts decreasing from 104.313% to 100% of par value beginning on April 1, 2004, plus accrued and unpaid interest, to the date of redemption. At any time prior to April 1, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 8.625% Senior Notes at a redemption price of 108.625% of the principal amount under certain conditions. Interest is payable semi-annually in arrears on April 1 and October 1, beginning October 1, 1999, until maturity.

     The 9.920% Senior Discount Notes are redeemable at the option of the Issuers at amounts decreasing from 104.960% to 100% of accreted value beginning April 1, 2004. At any time prior to April 1, 2002, the Issuers may redeem up to 35% of the aggregate principal amount of the 9.920% Senior Discount Notes at a redemption price of 109.920% of the accreted value under certain conditions. Thereafter, cash interest is payable semi-annually in arrears on April 1 and October 1 beginning April 1, 2004, until maturity. The discount on the 9.920% Senior Discount Notes is being accreted using the effective interest method. The unamortized discount was $497.2 million at December 31, 1999.

     The Charter Holdings Notes rank equally with current and future unsecured and unsubordinated indebtedness (including accounts payables of the Company). The Issuers are required to make an offer to repurchase all of the Charter Holdings Notes, at a price equal to 101% of the aggregate principal or 101% of the accreted value, together with accrued and unpaid interest, upon a change of control of the Company.

Renaissance Notes

     In connection with the acquisition of Renaissance Media Group LLC (Renaissance) during the second quarter of 1999, the Company assumed $163.2 million principal amount at maturity of senior discount notes due April 2008 (the "Renaissance Notes"). As a result of the change in control of Renaissance, the Company was required to make an offer to repurchase the Renaissance Notes at 101% of their accreted value. In May 1999, the Company made an offer to repurchase the Renaissance Notes pursuant to this requirement, and the holders of the Renaissance Notes tendered an amount representing 30% of the total outstanding principal amount at maturity for repurchase. These notes were repurchased using a portion of the proceeds from the Charter Holdings Notes.

     As of December 31, 1999, $114.4 million aggregate principal amount at maturity of Renaissance Notes with an accreted value of $83.0 million remain outstanding. Interest on the Renaissance Notes shall be paid semi-annually at a rate of 10% per annum beginning on October 15, 2003.

     The Renaissance Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003, initially at 105% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of the principal amount at maturity, plus accrued and unpaid interest, on or after April 15, 2006. In addition, at any time prior to April 15, 2001, the Company may redeem up to 35% of the original principal amount at maturity with the proceeds of one or more sales of membership units at 110% of their accreted value, plus accrued and unpaid interest on the redemption date, provided that after any such redemption, at least $106 million aggregate principal amount at maturity remains outstanding.

Rifkin Notes

     The Company acquired Rifkin Acquisition Partners L.L.L.P. and InterLink Communications, Partners, LLLP (collectively, "Rifkin") in September 1999 and assumed Rifkin's 11.125% senior subordinated notes due 2006 (the "Rifkin Notes") together with a $3.0 million promissory note payable to Monroe Rifkin,. Interest on the Rifkin Notes is payable semi-annually on January 15 and July 15 of each year. In September 1999, the Company commenced an offer to repurchase any and all of the outstanding Rifkin Notes, for cash at a premium over the principal amounts. In conjunction with this tender offer, the Company sought and obtained the consent of a majority in principal amount of the note holders of the outstanding Rifkin Notes to proposed amendments to the indenture governing the Rifkin Notes, which eliminated substantially all of the restrictive covenants. In October 1999, the Company repurchased a portion of the Rifkin Notes with a total outstanding principal amount of $124.1 million for a total of $140.6 million, including a consent fee to the holders who delivered timely consents amending the indenture, and repurchased the promissory note issued to Monroe Rifkin for $3.4 million. These notes were paid using borrowings from the Charter Operating Credit Facilities. At December 31, 1999, $900 aggregate principal of Rifkin Notes remain outstanding.

Avalon Notes

     The Company acquired CC V Holdings, LLC (Avalon) (formerly known as Avalon Cable LLC) in November 1999 and assumed Avalon's 11.875% Senior Discount Notes Due 2008 (the "Avalon 11.875% Notes") and 9.375% Subordinated Notes Due 2008 (the "Avalon 9.375% Notes"). As of December 31, 1999, $196.0 million aggregate principal amount of the Avalon 11.875% Notes with an accreted value of $124.8 million and $150.0 million principal amount of the Avalon 9.375% Notes were outstanding. After December 1, 2003, cash interest on the Avalon 11.875% Notes will be payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2004.

     On December 3, 1999, the Company commenced a change of control offer with respect to the Avalon 9.375% Notes and a change of control offer with respect to the Avalon 11.875% Notes at purchase prices of 101% of principal amount or accreted value, as applicable. In January 2000, the Company completed the repurchase of the Avalon 9.375% Notes with a total outstanding principal amount of $134.0 million for a total of $137.4 million. In addition to the change of control repurchase, the Company repurchased the remaining outstanding principal amount of $16.0 million in the open market for $16.3 million. Also in January 2000, the Company repurchased a portion of the Avalon 11.875% Notes with a total outstanding principal amount of $16.3 million for a total of $10.5 million. The repurchase of the Avalon 9.375% Notes and the Avalon 11.875% Notes was funded by a portion of the cash proceeds from the issuance of additional notes by Charter Holdings in January 2000 (the "January 2000 Charter Holdings Notes"). Avalon 11.875% Notes with a total principal amount at maturity of $179.8 million and an accreted value of $116.4 million remain outstanding after the repurchases.

Falcon Debentures

     The Company acquired CC VII Holdings, LLC (Falcon) (formerly known as Falcon Communications, L.P.) in November 1999 and assumed Falcon's 8.375% Senior Debentures Due 2010 (the "Falcon 8.375% Debentures") and 9.285% Senior Discount Debentures Due 2010 (the "Falcon 9.285% Debentures", collectively, with the Falcon 8.375% Debentures, the "Falcon Debentures"). As of December 31, 1999, $375.0 million aggregate principal amount of the Falcon 8.375% Debentures and $435.3 million aggregate principal amount of the Falcon 9.285% Debentures, with an accreted value of $323.0 million were outstanding.

     On December 10, 1999, the Company commenced change of control offers and offered to repurchase the Falcon Debentures at purchase prices of 101% of principal amount, plus unpaid and accrued interest, or accreted value, as applicable. In February 2000, the Company completed the repurchase of the Falcon 8.375% Debentures with a total outstanding principal amount of $317.4 million for a total of $328.6 million. In addition to the change of control repurchase, the Company repurchased the Falcon 8.375% Debentures with a total outstanding principal amount of $57.6 million in the open market for $59.4 million. Also, in February 2000, the Company repurchased the Falcon 9.285% Debentures with an aggregate principal amount of $230.0 million for a total of $173.8 million. In addition to the change of control repurchase, the Company repurchased the Falcon 9.285% Debentures with an aggregate principal amount of $205.3 million in the open market for $154.3 million. The repurchase of all the Falcon Debentures was funded by a portion of the proceeds from the January 2000 Charter Holdings Notes.

Helicon Notes

     The Company acquired Helicon I, L.P. and affiliates (Helicon) in July 1999 and assumed Helicon's 11% Senior Secured Notes due 2003 (the "Helicon Notes"). On November 1, 1999, the Company redeemed all of the Helicon Notes at a purchase price equal to 103% of their principal amount, plus accrued interest, for $124.8 million using borrowings from the Charter Operating Credit Facilities.

Charter Operating Credit Facilities

     The Charter Operating Credit Facilities provide for two term facilities, one with a principal amount of $1.0 billion that matures September 2007 (Term
A), and the other with the principal amount of $1.85 billion that matures March 2008 (Term B). The Charter Operating Credit Facilities also provide for a $1.25 billion revolving credit facility with a maturity date of September 2007 and at the options of the lenders, supplemental credit facilities, in the amount of $500.0 million available until March 18, 2002. Amounts under the Charter Operating Credit Facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% (8.22% to 8.97% as of December 31, 1999). A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of Term A and the revolving credit facility. As of December 31, 1999, the unused availability was $1.2 billion. In March 2000, the credit agreement was amended to increase the amount of the supplemental credit facility to $1.0 billion. In connection with this amendment, $600.0 million of the supplemental credit facility (the "Incremental Term Loan") was drawn down. The Incremental Term Loan maturity date is September 18, 2008.

Avalon Credit Facilities

     In connection with the Avalon acquisition, the Company entered into a new credit agreement (the "Avalon Credit Facilities"). The Avalon Credit Facilities have maximum borrowings of $300.0 million, consisting of a revolving facility in the amount of $175.0 million that matures May 15, 2008, and a Term B loan in the amount of $125.0 million that matures on November 15, 2008. The Avalon Credit Facilities also provide for, at the options of the lenders, supplemental credit facilities in the amounts of $75 million available until December 31, 2003. All amounts mature in June 2008. Amounts under the Avalon Credit Facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin up to 2.75% (7.995% to 8.870% as of December 31, 1999). A quarterly commitment fee of between 0.250% and 0.375% per annum is payable on the unborrowed balance. The Company borrowed $170.0 million under the Avalon Credit Facilities to fund a portion of the Avalon purchase price. As of December 31, 1999, unused availability was $ 130.0 million.

Fanch Credit Facilities

     In connection with the acquisition of cable systems of Fanch Cablevision L.P. and affiliates (Fanch), the Company entered into a new credit agreement (the "Fanch Credit Facilities"). The Fanch Credit Facilities provide for two term facilities, one with a principal amount of $450.0 million that matures May 2008 (Term A), and the other with the principal amount of $400.0 million that matures November 2008 (Term B). The Fanch Credit Facilities also provide for a $350.0 million revolving credit facility with a maturity date of May 2008 and at the options of the lenders, supplemental credit facilities, in the amount of $300.0 million available until December 31, 2004. Amounts under the Fanch Credit Facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% (8.12% to 8.87% as of December 31, 1999). A quarterly commitment fee of between 0.250% and 0.375% per annum is payable on the unborrowed balance. The Company used $850.0 million of the credit facilities to fund a portion of the Fanch purchase price. As of December 31, 1999, unused availability was $ 350.0 million.

Falcon Credit Facilities

     In connection with the Falcon acquisition, the existing Falcon credit agreement (the "Falcon Credit Facilities") was amended to provide for two term facilities, one with a principal amount of $200.0 million that matures June 2007 (Term B), and the other with the principal amount of $300.0 million that matures December 2007 (Term C). The Falcon Credit Facilities also provide for a $646.0 million revolving credit facility with a maturity date of December 2006 and at the options of the lenders, supplemental credit facilities in the amounts of $700.0 million with a maturity date of December 2007. At December 31, 1999, $110.0 million was outstanding under the supplemental credit facilities. Amounts under the Falcon Credit Facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.5% (7.57% to 8.73% as of December 31, 1999). A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance. As of December 31, 1999, unused availability was $ 390.5 million. However, debt covenants limit the amount that can be borrowed to $342.0 million at December 31, 1999.

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

     Based upon outstanding indebtedness at December 31, 1999, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, aggregate future principal payments on the total borrowings under all debt agreements at December 31, 1999, are as follows:

                            YEAR                                  AMOUNT
                            ----                                  ------
2000........................................................    $       --
2001........................................................         5,000
2002........................................................        93,875
2003........................................................       284,229
2004........................................................       261,423
Thereafter..................................................     8,994,036
                                                                ----------
                                                                $9,638,563
                                                                ==========

8. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     A summary of debt and the related interest rate hedge agreements at December 31, 1999, is as follows:

                                                              CARRYING     NOTIONAL       FAIR
                                                               VALUE        AMOUNT       VALUE
                                                              --------     --------      -----
DEBT
Charter Holdings:
  8.250% Senior Notes......................................  $  598,557   $       --   $  558,000
  8.625% Senior Notes......................................   1,495,787           --    1,395,000
  9.920% Senior Discount Notes.............................     977,807           --      881,313
Renaissance:
  10.000% Senior Discount Notes............................      86,507           --       79,517
Rifkin:
  11.125% Senior Subordinated Notes........................         954           --          990
Avalon:
  9.375% Senior Subordinated Notes.........................     151,500           --      151,500
  11.875% Senior Discount Notes............................     129,212           --      129,212
  7.000% Note payable, due 2003............................         500           --          500
CC VII Holdings, LLC (Falcon):
  8.375% Senior Debentures.................................     378,750           --      378,750
  9.285% Senior Discount Debentures........................     325,381           --      325,381
Credit Facilities:
  Charter Operating........................................   2,906,000           --    2,906,000
  CC Michigan LLC and CC New England LLC (Avalon)..........     170,000           --      170,000
  CC VI Operating, LLC (Fanch).............................     850,000           --      850,000
  Falcon Cable Communications, LLC.........................     865,500           --      865,500
INTEREST RATE HEDGE AGREEMENTS
Swaps......................................................  $   (6,827)  $4,542,713   $  (47,220)
Caps.......................................................          --       15,000           16
Collars....................................................       1,361      240,000         (199)

     A summary of debt and the related interest rate hedge agreements at December 31, 1998, is as follows:

                                                              CARRYING     NOTIONAL       FAIR
                                                               VALUE        AMOUNT       VALUE
                                                              --------     --------      -----
DEBT
Credit Agreements (including CCPH, CCA Group and
  CharterComm Holdings)....................................  $1,726,500   $       --   $1,726,500
14.000% Senior Secured Discount Debentures.................     138,102           --      138,102
11.250% Senior Notes.......................................     137,604           --      137,604
INTEREST RATE HEDGE AGREEMENTS
Swaps......................................................  $   23,216   $1,105,000   $   23,216
Caps.......................................................          --       15,000           --
Collars....................................................       4,174      310,000        4,174

     As the long-term debt under the credit agreements bears interest at current market rates, their carrying amount approximates market value at December 31, 1999 and 1998. The fair values of the notes and the debentures are based on quoted market prices.

     The weighted average interest pay rate for the Company's interest rate swap agreements was 8.06% and 7.66% at December 31, 1999 and 1998, respectively. The weighted average interest rate for the Company's interest rate cap agreements was 9.0% and 8.55% at December 31, 1999 and 1998, respectively. The weighted average interest rate for the Company's interest rate collar agreements were 9.13% and 7.74% for the cap and floor components, respectively, at December 31, 1999, and 8.61% and 7.31%, respectively, at December 31, 1998.

     The notional amounts of interest rate hedge agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of interest rate hedge agreements. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

     The fair value of interest rate hedge agreements generally reflects the estimated amounts that the Company would (receive) or pay (excluding accrued interest) to terminate the contracts on the reporting date, thereby taking into account the current unrealized gains or losses of open contracts. Dealer quotations are available for the Company's interest rate hedge agreements.

     Management believes that the sellers of the interest rate hedge agreements will be able to meet their obligations under the agreements. In addition, some of the interest rate hedge agreements are with certain of the participating banks under the Company's credit facilities, thereby reducing the exposure to credit loss. The Company has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company's consolidated financial position or results of operations.

9. STOCKHOLDERS' EQUITY:

     At December 31, 1999, 1.5 billion shares of $.001 par value Class A common stock, 750 million shares of $.001 par value Class B common stock, and 250 million shares of $.001 par value preferred stock are authorized. At December 31, 1999, 221.7 million, 50,000 and no shares of Class A common stock, Class B common stock and preferred stock, respectively, were issued and outstanding. The
221.7 million shares of Class A common stock includes 26.8 million shares classified as redeemable securities (see Note 16). At December 31, 1998, there were 750 million share authorized and 50,000 shares of Class B common stock issued and outstanding.

10. INCOME TAXES:

     Certain indirect subsidiaries of Charter Holdings are Corporations and file separate federal and state income tax returns. Results of operations from these subsidiaries are not material to the consolidated results of operations of the Company. Income tax expense for the year ended December 31, 1999, represents taxes assessed by certain state jurisdictions. Deferred income tax assets and liabilities are not material.

     Charter files separate federal and state income tax returns and is responsible for its share of taxable income (loss) of Charter Holdco as determined by partnership tax rules and regulations and Charter Holdco's limited liability company agreement (see Note 2). Management does not expect Charter to pay any income taxes in the foreseeable future. Any net deferred income tax assets will be offset entirely by a valuation allowance because of current and expected future losses.

11. REVENUES:

     Revenues consist of the following:

                                                                           PERIOD FROM
                                                                          DECEMBER 24,
                                                           YEAR ENDED     1998, THROUGH
                                                          DECEMBER 31,    DECEMBER 31,
                                                              1999            1998
                                                          ------------    -------------
Basic.................................................     $1,002,954        $ 9,347
Premium...............................................        124,788          1,415
Pay-per-view..........................................         27,537            260
Digital video.........................................          8,299             10
Advertising sales.....................................         71,997            493
Cable modem...........................................         10,107             55
Other.................................................        182,562          2,133
                                                           ----------        -------
                                                           $1,428,244        $13,713
                                                           ==========        =======

12. OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES:

     Operating, general and administrative expenses consist of the following:

                                                                           PERIOD FROM
                                                                          DECEMBER 24,
                                                           YEAR ENDED     1998, THROUGH
                                                          DECEMBER 31,    DECEMBER 31,
                                                              1999            1998
                                                          ------------    -------------
Programming...........................................      $330,754         $3,137
General and administrative............................       237,480          2,377
Service...............................................        99,486            847
Advertising...........................................        31,281            344
Marketing.............................................        23,447            225
Other.................................................        15,509            204
                                                            --------         ------
                                                            $737,957         $7,134
                                                            ========         ======

13. RELATED PARTY TRANSACTIONS:

     Charter Investment provides management services to the Company including centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. Certain costs for services are billed and charged directly to the Company's operating subsidiaries and are included in operating costs. These billings are allocated based on the number of basic customers. Such costs totaled $16.5 million and $128 for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, respectively. All other costs incurred by Charter Investment on behalf of the Company are recorded as expenses in the accompanying consolidated financial statements and are included in corporate expense charges-related party. Management believes that costs incurred by Charter Investment on the

Company's behalf and included in the accompanying financial statements are not materially different than costs the Company would have incurred as a stand-alone entity.

     Charter Investment utilizes a combination of excess insurance coverage and self-insurance programs for its medical, dental and workers' compensation claims. Charges are made to the Company as determined by independent actuaries at the present value of the actuarially computed present and future liabilities for such benefits. Medical coverage provides for $1.0 million aggregate stop loss protection and a loss limitation of $100 per person per year. Workers' compensation coverage provides for $1.0 million aggregate stop loss protection and a loss limitation of $250 per person per year.

     The Company is charged a management fee as stipulated in the management agreement between Charter Investment and Charter. To the extent management fees charged to the Company are greater (less) than the corporate expenses incurred by Charter Investment, the Company records distributions to (capital contributions from) Charter Investment. For the year ended December 31, 1999, the Company recorded distributions of $10.9 million, a portion of which have been allocated to minority interest. For the period from December 24, 1998, through December 31, 1998, the management fee charged to the Company approximated the corporate expenses incurred by Charter Investment on behalf of the Company. As of December 31, 1999 and 1998, management fees currently payable of $9.2 million and $473, respectively, are included in payables to related party. For the period from December 24, 1998, through December 31, 1998, the management fee charged to the Company approximated the corporate expenses incurred by Charter Investment and Charter on behalf of the Company. The credit facilities and indebtedness prohibit payments of management fees in excess of 3.5% of revenues until repayment of such indebtedness. Any amount in excess of 3.5% of revenues owed to Charter Investment based on the management agreement is recorded as deferred management fees-related party.

     Charter, Mr. Allen and certain affiliates of Mr. Allen own equity interests or warrants to purchase equity interests in various entities that provide services or programming to the Company, including High Speed Access Corp. (High Speed Access), WorldGate, Wink Communications, Inc. (Wink), ZDTV, LLC (ZDTV), USA Networks, Inc. (USA Networks) and Oxygen Media Inc. (Oxygen Media). In addition, certain officers or directors of the Company also serve as directors of High Speed Access and USA Networks. The Company and its affiliates do not hold controlling interests in any of these companies.

     Certain of the Company's cable customers receive cable modem-based Internet access through High Speed Access and TV-based Internet access through WorldGate. For the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, revenues attributable to these services were less than 1% of total revenues.

     The Company receives programming and certain interactive features embedded into programming for broadcast via its cable systems from Wink, ZDTV, USA Networks and Oxygen Media. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, were approximately 1% of total operating costs. In addition, the Company receives commissions from USA Networks for home shopping sales generated by its customers. Such revenues for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, were less than 1% of total revenues.

14. MINORITY INTEREST AND EQUITY INTERESTS OF CHARTER HOLDCO:

     Minority interest represents total members' equity of Charter Holdco multiplied by 59.4% as of December 31, 1999, and 99.96% as of December 31, 1998, the ownership percentages of Charter Holdco not owned by Charter. Members' equity of Charter Holdco was $9.1 billion as of December 31, 1999, and $2.2 billion as of December 31, 1998. Gains (losses) arising from issuances by Charter Holdco of its membership units are recorded as capital transactions thereby increasing (decreasing) stockholders' equity and (decreasing) increasing minority interest on the consolidated balance sheets.

     Changes to minority interest consist of the following:

                                                                 MINORITY
                                                                 INTEREST
                                                                 --------
Initial transfer of Charter Investment's operating
  subsidiaries to Charter Holdco............................    $2,150,979
Option compensation expense.................................           845
Minority interest in loss of subsidiary.....................        (5,275)
                                                                ----------
Balance, December 31, 1998..................................     2,146,549
Distributions to Charter Investment.........................        (8,698)
Transfer of Marcus Holdings' operating subsidiaries to
  Charter Holdco............................................     1,252,370
Transfer of Rifkin equity interests to Charter Holdco.......       180,710
Charter Holdco equity issued to Falcon and Rifkin sellers...       683,312
Charter Holdco equity issued to Vulcan Cable for cash.......     1,894,290
Contribution of marketable securities by Charter
  Investment................................................           951
Accretion of preferred equity of Charter Holdco.............         1,755
Exchange of Charter Holdco units for Charter common stock...      (638,561)
Equity classified as redeemable securities..................       (50,151)
Minority interest in loss of subsidiary.....................      (572,607)
Option compensation expense.................................        75,486
Gain on issuance of equity by Charter Holdco................       413,848
Unrealized gain on marketable securities available for
  sale......................................................         2,077
                                                                ----------
Balance, December 31, 1999..................................    $5,381,331
                                                                ==========

     The preferred equity interests in Charter Holdco held by the Rifkin sellers were exchangeable into Class A common stock of Charter at the option of the Rifkin sellers only at the time of the initial public offering. In November 1999, preferred equity interests of $130.3 million were exchanged into common stock of Charter. The membership units of Charter Holdco held by the Falcon sellers were exchangeable into Class A common stock of Charter. The units are also puttable to Mr. Allen for cash. In November 1999, membership units of $43.4 million were put to Mr. Allen and $506.6 million were exchanged into the Class A common stock of Charter. For a two-year period, equity held by the Rifkin and Falcon sellers may be put to Mr. Allen for cash.

     Pursuant to a membership interests purchase agreement, as amended, Vulcan Cable contributed $500.0 million in cash on August 10, 1999, to Charter Holdco, contributed an additional $180.7 million in certain equity interests acquired in connection with the acquisition of Rifkin in September 1999, to Charter Holdco, and contributed $644.3 million in September 1999 to Charter Holdco. All funds and equity interests were contributed to Charter Holdings. Concurrently with closing of the initial public offering, Vulcan Cable contributed $750 million in cash to Charter Holdco.

15. OPTION PLAN:

     In accordance with an employment agreement between Charter Investment and the President and Chief Executive Officer of Charter and a related option agreement with the President and Chief Executive Officer, an option to purchase 7,044,127 Charter Holdco membership interests, was issued to the President and Chief Executive Officer. The option vests over a four-year period from the date of grant and expires ten years from the date of grant.

     In February 1999, Charter Holdings adopted an option plan providing for the grant of options. The plan was assumed by Charter Holdco. The option plan provides for grants of options to employees, officers and directors of Charter Holdco and its affiliates and consultants who provide services to Charter Holdco. Options granted vest over five years from the grant date, commencing 15 months after the date of grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant.

     Membership units received upon exercise of the options are automatically exchanged for shares of Class A common stock of Charter on a one-for-one basis.

     A summary of the activity for the Company's option plan for the year ended December 31, 1999, and for the period from December 23, 1998, through December 31, 1998, is as follows:

                                                                 1999                     1998
                                                        ----------------------    ---------------------
                                                                      WEIGHTED                 WEIGHTED
                                                                      AVERAGE                  AVERAGE
                                                                      EXERCISE                 EXERCISE
                                                          SHARES       PRICE       SHARES       PRICE
                                                          ------      --------     ------      --------
Options outstanding, beginning of period............     7,044,127     $20.00        --         $--
Granted
  December 23, 1998.................................                              7,044,127      20.00
  February 9, 1999..................................     9,111,681      20.00
  April 5, 1999.....................................       473,000      20.73
  November 8, 1999..................................     4,741,400      19.00
Cancelled...........................................      (612,600)     19.95
                                                        ----------     ------     ---------     ------
Options outstanding, end of period..................    20,757,608     $19.79     7,044,127     $20.00
                                                        ==========     ======     =========     ======
                                                                                       10.0
Weighted Average Remaining Contractual Life.........     9.2 years                    years
                                                        ==========                =========
Options Exercisable, end of period..................     2,091,032     $19.90     1,761,032     $20.00
                                                        ==========     ======     =========     ======
Weighted average fair value of options granted......        $12.59                   $12.50
                                                        ==========                =========

     In February 2000, the Company granted 5.7 million options at $19.47 per share.

     The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for the option plans. Option compensation expense of $80.0 million and $845 for the year ended December 31, 1999, and for the period from December 24, 1998, to December 31, 1998, respectively, has been recorded in the consolidated financial statements since the exercise prices were less than the estimated fair values of the underlying membership interests on the date of grant. Estimated fair values were determined by the Company using the valuation inherent in the Paul Allen Transaction and valuations of public companies in the cable television industry adjusted for factors specific to the Company. Compensation expense is being recorded over the vesting period of each grant that varies from four to five years. As of December 31, 1999, deferred compensation remaining to be recognized in future periods totaled $79.4 million. No stock option compensation expense was recorded for the options granted on November 8, 1999, since the exercise price is equal to the estimated fair value of the underlying membership interests on the date of grant. Since the membership units are exchangeable into Class A common stock of Charter on a one-for-one basis, the estimated fair value was equal to the initial offering price of Class A common stock.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires pro forma disclosure of the impact on earnings as if the compensation costs for these plans had been determined consistent with the fair value methodology of this statement. The Company's net loss would have been increased to the following unaudited pro forma amounts under SFAS 123:

                                                                           PERIOD FROM
                                                                          DECEMBER 24,
                                                           YEAR ENDED     1998, THROUGH
                                                          DECEMBER 31,    DECEMBER 31,
                                                              1999            1998
                                                          ------------    -------------
Net loss:
  As reported.........................................      $(66,229)        $   (2)
  Pro forma (unaudited)...............................       (68,923)            (2)
Basic and diluted loss per common share:
  As reported.........................................         (2.22)         (0.04)
  Pro forma (unaudited)...............................         (2.31)         (0.04)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, respectively: risk-free interest rates of 5.5% and 4.8%; expected volatility of 43.8% and 43.7%; and expected lives of 10 years. The valuations assume no dividends are paid.

16. COMMITMENTS AND CONTINGENCIES:

Leases

     The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, were $11.2 million and $70, respectively. As of December 31, 1999, future minimum lease payments are as follows:

2000........................................................    $9,036
2001........................................................     7,141
2002........................................................     4,645
2003........................................................     3,153
2004........................................................     2,588
Thereafter..................................................     8,845

     The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, was $14.3 million and $137, respectively.

Litigation

     The Company is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Redeemable Securities

     As previously disclosed in Charter's Registration Statement on Form S-1, as amended, the Rifkin and Falcon sellers who own membership units of Charter Holdco, including those sellers that exchanged their units for common stock of Charter, and certain Helicon sellers who purchased Class A common stock in November 1999, may have rescission rights arising out of possible violations of
Section 5 of the Securities Act of 1933, as amended, in connection with the offers and sales of these equity interests. Accordingly, the maximum potential cash obligation related to the rescission rights, estimated at $750.9 million, has been excluded from stockholders' equity or minority interest and classified as "redeemable securities" on the consolidated balance sheet at December 31, 1999. One year after the dates of issuance of these equity interests (when these rescission rights will have expired), the Company will reclassify the respective amounts to stockholders' equity or minority interest, as applicable.

Regulation in the Cable Television Industry

     The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry.

     The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

     The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. During 1999, the amounts refunded by the Company have been insignificant. The Company may be required to refund additional amounts in the future.

     The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Company is unable to justify its basic rates. As of December 31, 1999, approximately 18% of the Company's local franchising authorities are certified to regulate basic tier rates. The Company is unable to estimate at this time the amount of refunds, if any, that may be payable by the Company in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Company does not believe that the amount of any such refunds would have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Company does not believe any adjudications regarding their pre-sunset complaints will have a material adverse effect on the Company's consolidated financial position or results of operations.

     A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

17. EMPLOYEE BENEFIT PLANS:

     The Company's employees may participate in 401(k) plans (the "401(k) Plans"). Employees that qualify for participation can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) Plans totaling $2.9 million and

$20 for the year ended December 31, 1999, and for the period from December 24, 1998, through December 31, 1998, respectively.

18. ACCOUNTING STANDARD NOT YET IMPLEMENTED:

     The Company is required to adopt Statement of Financial Accounting Standards Board No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements nor has the Company determined the timing of the adoption of SFAS No. 133. However, SFAS No. 133 could increase the volatility in earnings (losses).

19. PARENT COMPANY ONLY FINANCIAL STATEMENTS:

     As the result of limitations on and prohibition of distributions, substantially all of the net assets of the consolidated subsidiaries are restricted for distribution to Charter, the parent company. The following parent-only financial statements of Charter account for the investment in Charter Holdco under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto.

               CHARTER COMMUNICATIONS, INC. (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 31,
                                                                ------------------
                                                                   1999       1998
                                                                   ----       ----
ASSETS
Cash and cash equivalents...................................    $   19,369    $ --
Other current assets........................................           694      --
Investment in Charter Holdco................................     3,762,016     830
                                                                ----------    ----
                                                                $3,782,079    $830
                                                                ==========    ====
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.........................................    $    9,175    $ --
Payables to related parties.................................        10,888      --
Redeemable securities.......................................       750,937      --
Stockholders' equity........................................     3,011,079     830
                                                                ----------    ----
          Total liabilities and stockholders' equity........    $3,782,079    $830
                                                                ==========    ====

               CHARTER COMMUNICATIONS, INC. (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                 PERIOD FROM
                                                                                DECEMBER 24,
                                                                 YEAR ENDED     1998, THROUGH
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1999            1998
                                                                ------------    -------------
REVENUES
Interest income.............................................    $       570          $--
Management fees.............................................            716           --
                                                                -----------          ---
          Total revenues....................................          1,286           --
EXPENSES
Equity in losses of Charter Holdco..........................        (66,229)          (2)
General and administrative expenses.........................           (716)          --
Interest expense............................................           (570)          --
                                                                -----------          ---
          Total expenses....................................        (67,515)          (2)
                                                                -----------          ---
  Net loss..................................................    $   (66,229)         $(2)
                                                                ===========          ===

               CHARTER COMMUNICATIONS, INC. (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 PERIOD FROM
                                                                                DECEMBER 24,
                                                                 YEAR ENDED     1998, THROUGH
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1999            1998
                                                                ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $   (66,229)         $(2)
  Equity in losses of Charter Holdco........................         66,229            2
  Change in assets and liabilities..........................         19,369           --
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Charter Holdco..............................     (3,290,436)          --
  Payment for acquisition...................................       (258,434)          --
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Class B common stock to Mr. Allen.............            950           --
  Net proceeds from initial public offering of common
     stock..................................................      3,547,920           --
                                                                -----------          ---
NET INCREASE IN CASH AND CASH EQUIVALENTS...................         19,369           --
CASH AND CASH EQUIVALENTS, beginning of period..............             --           --
                                                                -----------          ---
CASH AND CASH EQUIVALENTS, end of period....................    $    19,369          $--
                                                                ===========          ===

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Year ended December 31, 1999:

                                                      FIRST       SECOND      THIRD         FOURTH
                                                      -----       ------      -----         ------
Revenues.........................................    $160,955    $308,038    $376,189    $    583,062
Loss from operations.............................     (17,535)    (54,032)    (38,296)        (76,572)
Loss before minority interest....................     (76,713)   (155,186)   (164,153)       (242,784)
Net loss.........................................         (27)        (35)        (35)        (66,132)
Basic and diluted loss per common share..........       (0.54)      (0.70)      (0.70)          (0.56)
Weighted average shares outstanding..............      50,000      50,000      50,000     118,124,333

21. SUBSEQUENT EVENTS:

     On January 6, 2000, Charter Holdings issued the January 2000 Charter Holdings Notes with a principal amount of $1.5 billion. The January 2000 Charter Holdings Notes are comprised of $675.0 million 10.00% Senior Notes due 2009, $325.0 million 10.25% Senior Notes due 2010, and $532.0 million 11.75% Senior Discount Notes due 2010. The net proceeds were approximately $1.3 billion, after giving effect to discounts, commissions and expenses. The proceeds from the January 2000 Charter Holdings Notes were used to finance the repurchases of debt assumed in certain transactions.

     On February 14, 2000, Charter Holdco and Charter Holdings completed the acquisition of Bresnan Communications Company Limited Partnership (Bresnan). Prior to the acquisition, Charter Holdco assigned a portion of its rights to purchase Bresnan to Charter Holdings. Charter Holdco and Charter Holdings purchased 52% of Bresnan from certain sellers for cash and certain sellers contributed 18% of Bresnan to Charter Holdco for 14.8 million Class C common membership units of Charter Holdco, an approximate 2.6% equity interest in Charter Holdco. Charter Holdco then transferred its ownership interest to Charter Holdings. Thereafter, Charter Holdings and certain sellers contributed all of the outstanding interests in Bresnan to CC VIII, LLC (CC VIII), a subsidiary of Charter Holdings and Bresnan was dissolved. In exchange for the contribution of their interests in Bresnan, the sellers received approximately
24.2 million Class A preferred membership units in CC VIII representing 30% of the equity of CC VIII and are entitled to a 2% annual return on their preferred membership units. The purchase price for Bresnan was approximately $3.1 billion subject to adjustment and was comprised of $1.1 billion in cash, $384.6 million and $629.5 million in equity in Charter Holdco and CC VIII, respectively, and approximately $1.0 billion in assumed debt. All the membership units received by the sellers are exchangeable on a one-for-one basis for Class A common stock of Charter. The Bresnan cable systems acquired are located in Michigan, Minnesota, Wisconsin and Nebraska, and serve approximately 686,000 (unaudited) customers.

     In March 2000, Charter repurchased all of the outstanding Bresnan 9.25% Senior Discount Notes Due 2009 with an accreted value of $192.1 million and the Bresnan 8.00% Senior Notes Due 2009 with a principal amount of $170.0 million for a total of $369.7 million. The notes were repurchased using a portion of the proceeds of the January 2000 Charter Holdings Notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Charter Communications Properties Holdings, LLC:

     We have audited the accompanying consolidated statements of operations, changes in shareholder's investment and cash flows of Charter Communications Properties Holdings, LLC and subsidiaries for the period from January 1, 1998, through December 23, 1998, and for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Charter Communications Properties Holdings, LLC and subsidiaries for the period from January 1, 1998, through December 23, 1998, and for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
February 5, 1999

        CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                 PERIOD FROM
                                                                 JANUARY 1,
                                                                1998, THROUGH     YEAR ENDED
                                                                DECEMBER 23,     DECEMBER 31,
                                                                    1998             1997
                                                                -------------    ------------
REVENUES....................................................      $ 49,731         $18,867
                                                                  --------         -------
OPERATING EXPENSES:
  Operating, general and administrative.....................        25,952          11,767
  Depreciation and amortization.............................        16,864           6,103
  Corporate expense allocation -- related party.............         6,176             566
                                                                  --------         -------
                                                                    48,992          18,436
                                                                  --------         -------
     Income from operations.................................           739             431
                                                                  --------         -------
OTHER INCOME (EXPENSE):
  Interest expense..........................................       (17,277)         (5,120)
  Interest income...........................................            44              41
  Other, net................................................          (728)             25
                                                                  --------         -------
                                                                   (17,961)         (5,054)
                                                                  --------         -------
     Net loss...............................................      $(17,222)        $(4,623)
                                                                  ========         =======

The accompanying notes are an integral part of these consolidated statements.

        CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S INVESTMENT
                             (DOLLARS IN THOUSANDS)

                                                     COMMON      PAID-IN      ACCUMULATED
                                                     STOCK       CAPITAL        DEFICIT         TOTAL
                                                     ------      -------      -----------      --------
BALANCE, December 31, 1996.......................      $--       $ 5,900       $ (3,252)       $  2,648
  Net loss.......................................      --             --         (4,623)         (4,623)
                                                       --        -------       --------        --------
BALANCE, December 31, 1997.......................      --          5,900         (7,875)         (1,975)
  Capital contributions..........................      --         10,800             --          10,800
  Net loss.......................................      --             --        (17,222)        (17,222)
                                                       --        -------       --------        --------
BALANCE, December 23, 1998.......................      $--       $16,700       $(25,097)       $ (8,397)
                                                       ==        =======       ========        ========

The accompanying notes are an integral part of this consolidated statement.

        CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 PERIOD FROM
                                                                 JANUARY 1,
                                                                1998, THROUGH     YEAR ENDED
                                                                DECEMBER 23,     DECEMBER 31,
                                                                    1998             1997
                                                                -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................      $ (17,222)       $ (4,623)
  Adjustments to reconcile net loss to net cash provided by
     operating activities --
       Depreciation and amortization........................         16,864           6,103
       Noncash interest expense.............................            267             123
       Loss on sale of cable system.........................             --           1,363
       (Gain) loss on disposal of property, plant and
          equipment.........................................            (14)            130
  Changes in assets and liabilities, net of effects from
     acquisition --
     Receivables............................................             10            (227)
     Prepaid expenses and other.............................           (125)             18
     Accounts payable and accrued expenses..................         16,927             894
     Payables to manager of cable systems -- related
       party................................................          5,288            (153)
     Other operating activities.............................            569              --
                                                                  ---------        --------
          Net cash provided by operating activities.........         22,564           3,628
                                                                  ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................        (15,364)         (7,880)
  Payment for acquisition, net of cash acquired.............       (167,484)             --
  Proceeds from sale of cable system........................             --          12,528
  Other investing activities................................           (486)             --
                                                                  ---------        --------
          Net cash (used in) provided by investing
            activities......................................       (183,334)          4,648
                                                                  ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt..............................        217,500           5,100
  Repayments of long-term debt..............................        (60,200)        (13,375)
  Capital contributions.....................................          7,000              --
  Payments for debt issuance costs..........................         (3,487)            (12)
                                                                  ---------        --------
          Net cash provided by (used in) financing
            activities......................................        160,813          (8,287)
                                                                  ---------        --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................................             43             (11)
CASH AND CASH EQUIVALENTS, beginning of period..............            626             637
                                                                  ---------        --------
CASH AND CASH EQUIVALENTS, end of period....................      $     669        $    626
                                                                  =========        ========
CASH PAID FOR INTEREST......................................      $   7,679        $  3,303
                                                                  =========        ========

The accompanying notes are an integral part of these consolidated statements.

        CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Charter Communications Properties Holdings, LLC (CCPH), a Delaware limited liability company, formerly Charter Communications Properties Holdings, Inc., through its wholly owned cable television operating subsidiary, Charter Communications Properties, LLC (CCP), commenced operations with the acquisition of a cable television system on September 30, 1995. Prior to February 19, 1999, CCPH was wholly owned by Charter Investment, Inc. (Charter Investment).

     Effective December 23, 1998, as part of a series of transactions, through which Paul G. Allen acquired Charter Investment, Mr. Allen acquired CCPH for an aggregate purchase price of $211 million, excluding $214 million in debt assumed (the "Paul Allen Transaction"). In conjunction with the Paul Allen Transaction, CCPH was converted from a corporation to a limited liability company. Also, in conjunction with the Paul Allen Transaction, Charter Investment for fair value acquired from unrelated third parties all of the interest it did not already own in CharterComm Holdings, LLC (CharterComm Holdings) and CCA Group (comprised of CCA Holdings, Corp., CCT Holdings Corp. and Charter Communications Long Beach, Inc.), all cable television operating companies, for $2.0 billion, excluding $1.8 billion in debt assumed. Charter Investment previously managed and owned minority interests in these companies. In February 1999, Charter Investment transferred all of its cable television operating subsidiaries to a wholly owned subsidiary of Charter Communications Holdings, LLC (Charter Holdings), Charter Communications Operating, LLC (Charter Operating). Charter Holdings was a wholly owned subsidiary of Charter Investment. The transfer was accounted for as a reorganization of entities under common control similar to a pooling of interests.

     The accompanying consolidated financial statements include the accounts of CCPH and CCP, its wholly owned cable operating subsidiary (collectively, the "Company"). The accounts of CharterComm Holdings and CCA Group are not included since these companies were not owned and controlled by Charter Investment prior to December 23, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost that approximates market value.

Property, Plant and Equipment

     Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable transmission and distribution facilities, and the cost of new customer installations. The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, while equipment replacement and betterments are capitalized.

     Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets as follows:

Cable distribution systems..................................    3-15 years
Buildings and leasehold improvements........................    5-15 years
Vehicles and equipment......................................    3-5 years

     For the period from January 1, 1998, through December 23, 1998, and for the year ended December 31, 1997, depreciation expense was $6.2 million and $3.9 million, respectively.

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

Other Assets

     Debt issuance costs are being amortized to interest expense using the effective interest method over the term of the related debt. The interest rate cap costs are being amortized over the terms of the agreement, which approximates three years.

Impairment of Assets

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

Revenues

     Cable television revenues from basic and premium services are recognized when the related services are provided.

     Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 23, 1998, and December 31, 1997, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

     Fees collected from programmers to guarantee carriage are deferred and amortized to income over the life of the contracts. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Company's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

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

     The Company's participation in interest rate hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. Interest rate hedge agreements have been designated for hedging purposes and are not held or issued for speculative purposes.

Income Taxes

     The Company filed a consolidated income tax return with Charter Investment. Income taxes were allocated to the Company in accordance with the tax-sharing agreement between the Company and Charter Investment.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. ACQUISITION:

     In 1998, the Company acquired a cable system for an aggregate purchase price, net of cash acquired, of $228.4 million, comprised of $167.5 million in cash and $60.9 million in a note payable to the seller. The excess of the cost of properties acquired over the amounts assigned to net tangible assets at the date of acquisition was $207.6 million and is included in franchises.

     The above acquisition was accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets have been included in the financial statements from the dates of acquisition. The purchase price was allocated to tangible and intangible assets based on estimated fair values at the acquisition date.

     Unaudited pro forma operating results as though the acquisition discussed above, excluding the Paul Allen Transaction, had occurred on January 1, 1997, with adjustments to give effect to amortization of franchises, interest expense and certain other adjustments are as follows:

                                                           PERIOD FROM
                                                           JANUARY 1,
                                                          1998, THROUGH     YEAR ENDED
                                                          DECEMBER 23,     DECEMBER 31,
                                                              1998             1997
                                                          -------------    ------------
                                                                   (UNAUDITED)
Revenues..............................................      $ 67,007         $ 63,909
Loss from operations..................................        (7,097)          (7,382)
Net loss..............................................       (24,058)         (26,099)

     The unaudited pro forma information has been presented for comparative purposes and does not purport to be indicative of the results of operations had the transaction been completed as of the assumed date or which may be obtained in the future.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Activity in the allowance for doubtful accounts is summarized as follows:

                                                           PERIOD FROM
                                                           JANUARY 1,      FOR THE YEAR
                                                          1998, THROUGH       ENDED
                                                          DECEMBER 23,     DECEMBER 31,
                                                              1998             1997
                                                          -------------    ------------
Balance, beginning of period..........................       $   52           $  87
  Acquisition of system...............................           96              --
  Charged to expense..................................        1,122             325
  Uncollected balances written off, net of
     recoveries.......................................         (778)           (360)
                                                             ------           -----
Balance, end of period................................       $  492           $  52
                                                             ======           =====

5. SALE OF FT. HOOD SYSTEM:

     In February 1997, the Company sold the net assets of the Ft. Hood system, which served customers in Texas, for an aggregate sales price of approximately $12.5 million. The sale of the Ft. Hood system resulted in a loss of approximately $1.4 million, which is included in operating, general and administrative costs in the accompanying consolidated statement of operations for the year ended December 31, 1997.

6. INCOME TAXES:

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

7. RELATED-PARTY TRANSACTIONS:

     Charter Investment provides management services to the Company including centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. Certain costs for services are billed and charged directly to the Company's operating subsidiaries and are included in operating costs. These billings are determined based on the number of basic customers. Such costs totaled $437 and $220, respectively, for the period from January 1, 1998, through December 23, 1998, and the year ended December 31, 1997. All other costs incurred by Charter Investment on behalf of the Company are expensed in the accompanying consolidated financial statements and are included in corporate expense allocations related party. The cost of these services is allocated based on the number of basic customers. Management considers these allocations to be reasonable for the operations of the Company.

     Charter Investment utilized a combination of excess insurance coverage and self-insurance programs for its medical, dental and workers' compensation claims. Charges are made to the Company as determined by independent actuaries, at the present value of the actuarially computed present and future liabilities for such benefits. Medical coverage provides for $2.4 million aggregate stop loss protection and a loss limitation of $100 per person per year. Workers' compensation coverage provides for $800 aggregate stop loss protection and a loss limitation of $150 per person per year.

     The Company is charged a management fee based on percentages of revenues as stipulated in the management agreement between Charter Investment and the Company. For the period from January 1, 1998, through December 23, 1998, and the year ended December 31, 1997, the management fee charged to the Company approximated the corporate expenses incurred by Charter Investment on behalf of the Company.

8. COMMITMENTS AND CONTINGENCIES:

Leases

     The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the period from January 1, 1998, through December 23, 1998, and for the year ended December 31, 1997, were $278 and $130, respectively.

     The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the period from January 1, 1998, through December 23, 1998, and for the year ended December 31, 1997, was $421 and $271, respectively.

Litigation

     The Company is a party to lawsuits that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Regulation in the Cable Television Industry

     The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry.

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

     The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulates rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Company does not believe any adjudications regarding their pre-sunset complaints will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

9. EMPLOYEE BENEFIT PLANS:

401(k) Plan

     The Company's employees may participate in the Charter Communications, Inc. 401(k) Plan (the "401(k) Plan"). Employees that qualify for participation can contribute up to 15% of their salary, on or before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company contributes an amount equal to 50% of the first 5% of contributions by each employee. The Company contributed $74 and $29 for the period from January 1, 1998, through December 23, 1998, and for the year ended December 31, 1997, respectively.

Appreciation Rights Plan

     Certain employees of Charter participated in the 1995 Charter Communications, Inc. Appreciation Rights Plan (the "Plan"). The Plan permitted Charter Investment to grant 1,500,000 units to certain key employees, of which 1,251,500 were outstanding at December 31, 1997. Units received by an employee vest at a rate of 20% per year, unless otherwise provided in the participant's Appreciation Rights Unit Agreement. The appreciation rights entitled the participants to receive payment, upon termination or change in control of Charter Investment, of the excess of the unit value over the base value (defined as the appreciation value) for each vested unit. The unit value was based on adjusted equity, as defined in the Plan. Deferred compensation expense was based on the appreciation value since the grant date and was being amortized over the vesting period.

     As a result of the acquisition of Charter Investment by Mr. Allen, the Plan was terminated, all outstanding units became 100% vested and all amounts were paid by Charter Investment in 1999. The cost of this plan was allocated to the Company based on the number of basic customers. The Company considers this allocation to be reasonable for the operations of the Company. For the period January 1, 1998, through December 23, 1998, the Company expensed $3,800, included in corporate expense allocation-related party and increased shareholder's investment for the cost of this plan.

10. ACCOUNTING STANDARD NOT YET IMPLEMENTED:

     In June 1998, the Financial Accounting Standards Board adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- An Amendment of FASB Statement No. 133, has delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements nor has determined the timing of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings (loss).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Marcus Cable Holdings, LLC:

     We have audited the accompanying consolidated statements of operations, members' deficit and cash flows of Marcus Cable Holdings, LLC and subsidiaries for the three months ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Marcus Cable Holdings, LLC and subsidiaries and their cash flows for the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 6, 2000

                  MARCUS CABLE HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                  THREE
                                                               MONTHS ENDED
                                                                MARCH 31,
                                                                   1999
                                                               ------------
REVENUES....................................................    $ 125,180
                                                                ---------
OPERATING EXPENSES:
  Operating costs...........................................       45,309
  General and administrative................................       23,675
  Depreciation and amortization.............................       51,688
  Management fees -- related party..........................        4,381
                                                                ---------
                                                                  125,053
                                                                ---------
     Income from operations.................................          127
                                                                ---------
OTHER INCOME (EXPENSE):
  Interest Income...........................................          104
  Interest expense..........................................      (27,067)
  Other, net................................................         (158)
                                                                ---------
                                                                  (27,121)
                                                                ---------
Loss before extraordinary item..............................      (26,994)
EXTRAORDINARY ITEM -- Loss from early extinguishment of
debt........................................................     (107,978)
                                                                ---------
Net loss....................................................    $(134,972)
                                                                =========

  The accompanying notes are an integral part of this consolidated statement.

                  MARCUS CABLE HOLDINGS, LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF MEMBERS' DEFICIT
                             (DOLLARS IN THOUSANDS)

                                                           MARCUS CABLE
                                                           PROPERTIES,      VULCAN     MEMBERS'
                                                              L.L.C       CABLE, INC    DEFICIT
                                                           ------------   ----------   ---------
BALANCE, December 31, 1998..............................     $(21,355)    $ 125,639    $ 104,284
Net loss -- January 1, 1999 to March 31, 1999...........       (5,129)     (129,843)    (134,972)
                                                             --------     ---------    ---------
BALANCE, March 31, 1999.................................     $(26,484)    $  (4,204)   $ (30,688)
                                                             ========     =========    =========

  The accompanying notes are an integral part of this consolidated statement.

                  MARCUS CABLE HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                                   1999
                                                               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $  (134,972)
  Adjustments to reconcile net loss to net cash provided by
     operating activities --
     Depreciation and amortization..........................        51,688
     Amortization of non-cash interest expense..............           868
     Accretion of notes payable.............................        14,522
     Extraordinary item -- loss from early extinguishment of
      long-term debt........................................       107,978
     Changes in assets and liabilities, net of effects from
      dispositions of cable television systems-
       Accounts receivable..................................         2,650
       Prepaid expenses and other...........................         2,882
       Accounts payable and accrued expenses................       (13,170)
       Other operating activities...........................         9,022
                                                               -----------
          Net cash provided by operating activities.........        41,468
                                                               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................       (57,057)
                                                               -----------
          Net cash used in investing activities.............       (57,057)
                                                               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt..............................        24,246
  Repayments of long-term debt..............................    (1,680,142)
  Loan from Charter Holdings................................     1,680,142
                                                               -----------
          Net cash provided by financing activities.........        24,246
                                                               -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................         8,657
CASH AND CASH EQUIVALENTS, beginning of period..............           813
                                                               -----------
CASH AND CASH EQUIVALENTS, end of period....................   $     9,470
                                                               ===========
CASH PAID FOR INTEREST......................................   $    12,807
                                                               ===========

  The accompanying notes are an integral part of this consolidated statement.

                  MARCUS CABLE HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Marcus Cable Holdings, LLC (Marcus Holdings), a Delaware limited liability company, was formed in February 1999 as parent of Marcus Cable Company, L.L.C. (MCCLLC), formerly Marcus Cable Company, L.P. (MCCLP). MCCLP was formed as a Delaware limited partnership and was converted to a Delaware limited liability company on June 9, 1998. Marcus Holdings and its subsidiaries (collectively, the "Company") derive their primary source of revenues by providing various levels of cable television programming and services to residential and business customers. The Company's operations are conducted through Charter Cable Operating Company, LLC, formerly Marcus Cable Operating Company, L.L.C., a wholly owned subsidiary of the Company. The Company operates cable television systems primarily in Texas, Wisconsin, Indiana, California and Alabama.

     The accompanying consolidated financial statements include the accounts of MCCLLC and its subsidiary limited liability companies and corporations, representing the financial statements of the Company for the period presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

     On April 23, 1998, Vulcan Cable, Inc. and Paul G. Allen (collectively referred to as "Vulcan") acquired all of the outstanding limited partnership interest and substantially all of the general partner interest in MCCLP for cash payments of $1,392,000 (the "Vulcan Acquisition"). Under the terms of the purchase agreement, the owner of the remaining 0.6% general partner interest in the Company (the "Minority Interest"), which represents 100% of the voting control of the Company, could cause Vulcan to purchase the 0.6% general partner interest under certain conditions, or Vulcan could cause the Minority Interest to sell its interest to Vulcan under certain conditions at a fair value of not less than $8,000. On March 31, 1999, Vulcan acquired voting control of the Company by its acquisition of the Minority Interest for cash consideration.

     Effective December 23, 1998, through a series of transactions, Mr. Allen acquired approximately 94% of Charter Communications, Inc. (Charter) (renamed Charter Investment, Inc.). Beginning in October 1998, Charter began to manage the operations of the Company.

     In March 1999, Charter transferred all of its cable television operating subsidiaries to a subsidiary, Charter Communications Holdings, LLC (Charter Holdings) in connection with the issuance of Senior Notes and Senior Discount Notes totaling $3.6 billion. These operating subsidiaries were then transferred to Charter Communications Operating, LLC (Charter Operating). On April 7, 1999, the cable television operating subsidiaries of the Company were transferred to Charter Operating subsequent to the purchase by Mr. Allen of the Minority Interest.

     As a result of the Vulcan Acquisition, the Company recognized severance and stay-on bonus compensation of $16,034 for the year ended December 31, 1998. As of December 31, 1998, 35 employees and officers of the Company had been terminated and $13,634 had been paid under severance and bonus arrangements. By March 31, 1999, 50 additional employees were terminated and the remaining balance of $2,400 was paid in April 1999.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable television transmission and distribution facilities, and the cost of new customer installation. The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for maintenance and repairs are charged to expense as incurred and equipment replacements and betterments are capitalized.

     Depreciation is provided by the straight-line method over the estimated useful lives of the related assets as follows:

Cable distribution systems..................................  3-10 years
Buildings and leasehold improvements........................  5-15 years
Vehicles and equipment......................................  3- 5 years

     Depreciation expense for the three months ended March 31, 1999 was $33,696.

     FRANCHISES

     Costs incurred in obtaining and renewing cable television franchises are deferred and amortized over the estimated lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable television systems represent management's estimate of fair value and are amortized using the straight-line method over a period of 15 years. The period of 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Company. Amortization expense for the three months ended March 31, 1999 was $17,992.

     OTHER ASSETS

     Debt issuance costs are amortized to interest expense over the term of the related debt.

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

     Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable television system. As of March 31, 1999, no installation revenue has been deferred as direct selling costs exceeded installation revenue.

     INCOME TAXES

     Income taxes are the responsibility of the individual members and are not provided for in the accompanying financial statements. The Company's subsidiary corporations are subject to federal income tax but have had no operations since inception and therefore, no taxable income.

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

3.  MEMBERS' EQUITY (DEFICIT)

     Upon completion of the Vulcan Acquisition, Vulcan owned 99.4% of MCCLP through direct ownership of all LP Units and through 80% ownership of Marcus Cable Properties, Inc. ("MCPI"), the general partner of Marcus Cable Properties, L.P. ("MCPLP"), the general partner of MCCLP. The Minority Interest owned the voting common stock, or the remaining 20% of MCPI.

     On June 9, 1998, MCCLP was converted into a Delaware limited liability company with two members: Vulcan Cable, Inc., with 96.2% ownership, and Marcus Cable Properties, L.L.C. ("MCPLLC") (formerly MCPLP), with 3.8% ownership. Vulcan Cable, Inc. owns approximately 25.6% and MCPI owns approximately 74.4% of MCPLLC, with Vulcan's interest in MCPI unchanged. As there was no change in ownership interests, the historical partners' capital balances at June 9, 1998 were transferred to and became the initial equity of MCCLLC, and thus the accompanying statement of members' equity has been presented as if the conversion of MCCLP into MCCLLC occurred on April 23, 1998, the date of the Vulcan Acquisition (see Note 1).

     As of March 31, 1999, MCCLLC has 100 issued and outstanding membership units. Income and losses of MCCLLC are allocated to the members in accordance with their ownership interests. Members are not personally liable for obligations of MCCLLC.

4.  RELATED PARTY TRANSACTIONS

     The Company and Charter entered into a management agreement on October 6, 1998 whereby Charter began to manage the day-to-day operations of the Company. In consideration for the management consulting services provided by Charter, Marcus paid Charter an annual fee equal to 3% of the gross revenues of the cable system operations plus reimbursement for out of pocket costs and expenses incurred by Charter in performing services under the management agreement. For the three months ended March 31, 1999, management fees under this agreement were $4,381. In connection with the transfer of the Company's operating subsidiaries to Charter Operating, the annual fee paid by Marcus to Charter increased to 3.5%.

5.  EMPLOYEE BENEFIT PLAN

     The Company sponsored a 401(k) plan for its employees whereby employees that qualified for participation under the plan could contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matched participant contributions up to a maximum of 2% of a participant's salary. As a result of the Vulcan Acquisition, participants became fully vested in Company matching contributions.

     In connection with Vulcan's acquisition of Charter, the Marcus Plan's assets were frozen as of December 23, 1998 and employees became fully vested in company matching contributions after the Vulcan Acquisition. Effective January 1, 1999, the Company's employees with two months of service are eligible to participate in the Charter Communications, Inc. 401(k) Plan (the "Charter Plan"). Employees that qualify for participation in the Charter Plan can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company contributes an amount equal to 50% of the first 5% of contributions by each employee. For the three months ended March 31, 1999, the Company made contributions to the Charter Plan of $237.

6.  COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases certain facilities and equipment under noncancelable operating leases. Lease and rental costs charged to expense for the three months ended March 31, 1999 were $584. The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole attachments for the three months ended March 31, 1999 was $955.

     LITIGATION

     In Alabama, Indiana, Maryland, Texas and Wisconsin, customers have filed putative class action lawsuits on behalf of all of the Company's customers residing in those states who are or were customers, and who have been charged a processing fee for delinquent payment of their cable bill. The plaintiffs challenge the legality of the processing fee and seek declaratory judgment, injunctive relief and unspecified damages. The Company is in the process of finalizing a global settlement of these cases, which settlement must be approved by a court. Unless a global settlement is consummated and approved, the Company intends to vigorously defend the actions. At this stage, the Company is not able to project the final costs of settlement, the expenses of defending the actions or the potential outcome of the actions, including the impact on the consolidated financial position or results of operations.

     The Company is also party to lawsuits, which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     REGULATION IN THE CABLE TELEVISION INDUSTRY

     The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry.

     The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

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

     A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

7.  LONG-TERM DEBT

     In March 1999, concurrent with the issuance of Senior Notes and Senior Discount Notes (see Note 1), Charter and the Company extinguished all long-term debt, excluding borrowings of Charter and the Company under their respective credit agreements, and refinanced all existing credit agreements at various subsidiaries of Charter and the Company with a new credit agreement entered into by Charter Operating. The excess of the amount paid over the carrying value of the Company's long-term debt, net of unamortized debt issuance costs, was recorded as Extraordinary item -- loss on early extinguishment of debt in the accompanying consolidated statement of operations.

8.  ACCOUNTING STANDARD NOT IMPLEMENTED

     In June 1998, the Financial Accounting Standards Boards adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility of earnings
(loss).

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
  Renaissance Media Group LLC

     We have audited the accompanying consolidated balance sheet of Renaissance Media Group LLC (the "Company") as of April 30, 1999 and the related consolidated statements of operations, changes in members' equity, and cash flows for the four months ended April 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at April 30, 1999, and the consolidated results of its operations and its cash flows for the four months then ended in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

New York, New York
June 4, 1999
except for Note 11, as to which the date is June 29, 1999

                          RENAISSANCE MEDIA GROUP LLC

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                              APRIL 30, 1999
                                                              --------------
ASSETS
Cash and cash equivalents...................................     $  5,400
Accounts receivable -- trade (less allowance for doubtful
  accounts of $86)..........................................          520
Accounts receivable -- other................................          492
Prepaid expenses and other assets...........................          416
Investment in cable television systems:
  Property, plant and equipment.............................       76,250
  Less: accumulated depreciation............................      (10,706)
                                                                 --------
                                                                   65,544
                                                                 --------
  Cable television franchises...............................      238,429
  Less: accumulated amortization............................      (16,754)
                                                                 --------
                                                                  221,675
                                                                 --------
  Intangible assets.........................................       17,544
  Less: accumulated amortization............................       (1,525)
                                                                 --------
                                                                   16,019
                                                                 --------
  Net investment in cable television systems................      303,238
                                                                 --------
Total assets................................................     $310,066
                                                                 ========
LIABILITIES AND MEMBERS' EQUITY
Accounts payable............................................     $    546
Accrued expenses............................................        3,222
Subscriber advance payments and deposits....................          657
Deferred marketing credits..................................          650
Debt........................................................      213,402
                                                                 --------
Total liabilities...........................................      218,477
                                                                 --------
Members' equity:
  Paid-in capital...........................................      108,600
  Accumulated deficit.......................................      (17,011)
                                                                 --------
Total members' equity.......................................       91,589
                                                                 --------
Total liabilities and members' equity.......................     $310,066
                                                                 ========

See accompanying notes to consolidated financial statements.

                          RENAISSANCE MEDIA GROUP LLC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                               FOUR MONTHS
                                                                  ENDED
                                                              APRIL 30, 1999
                                                              --------------
Revenues....................................................     $20,396
Costs and expenses:
  Service costs.............................................       6,325
  Selling, general and administrative.......................       3,057
  Depreciation and amortization.............................       8,912
                                                                 -------
Operating income............................................       2,102
Interest income.............................................         122
Interest (expense)..........................................      (6,321)
                                                                 -------
(Loss) before credit for taxes..............................      (4,097)
Credit for taxes............................................          65
                                                                 -------
Net (loss)..................................................     $(4,032)
                                                                 =======

See accompanying notes to consolidated financial statements.

                          RENAISSANCE MEDIA GROUP LLC
              CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                                 (IN THOUSANDS)

                                                                                         TOTAL
                                                             PAID-IN     ACCUMULATED    MEMBERS'
                                                             CAPITAL       DEFICIT       EQUITY
                                                             --------    -----------    --------
Balance December 31, 1998..................................  $108,600     $(12,979)     $95,621
Net (loss).................................................        --       (4,032)      (4,032)
                                                             --------     --------      -------
Balance April 30, 1999.....................................  $108,600     $(17,011)     $91,589
                                                             ========     ========      =======

See accompanying notes to consolidated financial statements.

                          RENAISSANCE MEDIA GROUP LLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               FOUR MONTHS
                                                                  ENDED
                                                              APRIL 30, 1999
                                                              --------------
OPERATING ACTIVITIES
Net (loss)..................................................     $(4,032)
Adjustments to non-cash and non-operating items:
  Depreciation and amortization.............................       8,912
  Accretion on Senior Discount Notes........................       3,528
  Other non-cash charges....................................         322
  Changes in operating assets and liabilities:
     Accounts receivable -- trade, net......................         206
     Accounts receivable -- other...........................          92
     Prepaid expenses and other assets......................         (75)
     Accounts payable.......................................      (1,496)
     Accrued expenses.......................................      (3,449)
     Subscriber advance payments and deposits...............          49
     Deferred marketing support.............................        (150)
                                                                 -------
Net cash provided by operating activities...................       3,907
                                                                 -------
INVESTING ACTIVITIES
Purchased cable television systems:
  Property, plant and equipment.............................        (830)
  Cable television franchises...............................      (1,940)
Escrow deposit..............................................         150
Capital expenditures........................................      (4,250)
Other intangible assets.....................................          16
                                                                 -------
Net cash used in investing activities.......................      (6,854)
                                                                 -------
FINANCING ACTIVITIES
Repayment of advances from Holdings.........................        (135)
                                                                 -------
Net cash used in financing activities.......................        (135)
                                                                 -------
Net decrease in cash and cash equivalents...................      (3,082)
Cash and cash equivalents at December 31, 1998..............       8,482
                                                                 =======
Cash and cash equivalents at April 30, 1999.................     $ 5,400
                                                                 =======
SUPPLEMENTAL DISCLOSURES
Interest paid...............................................     $ 4,210
                                                                 =======

See accompanying notes to consolidated financial statements

                          RENAISSANCE MEDIA GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Renaissance Media Group LLC ("Group") a wholly owned subsidiary of Renaissance Media Holdings LLC ("Holdings"), was formed in March 1998 to own and operate cable television systems in small and medium sized markets, which provide programming, and other related services, to subscribers through its hybrid coaxial and fiber optic distribution plant for a monthly fee. Group and its wholly owned subsidiaries, Renaissance Media (Louisiana) LLC ("Louisiana"), Renaissance Media (Tennessee) LLC ("Tennessee"), and Renaissance Media LLC ("Media") are collectively referred to as the "Company". On April 9, 1998, the Company acquired six cable television systems (the "Acquisition") from TWI Cable, Inc., a subsidiary of Time Warner Inc. ("Time Warner"). Prior to the Acquisition, the Company had no operations other than start-up related activities.

     On February 23, 1999, Holdings, Charter Communications, Inc. ("Charter"), now known as Charter Investment, Inc. and Charter Communications, LLC ("Buyer" or "CC LLC") executed a purchase agreement (the "Charter Purchase Agreement"), providing for Holdings to sell and Buyer to purchase, all of the outstanding limited liability company membership interests in Group held by Holdings (the "Charter Transaction") subject to certain covenants and restrictions pending satisfaction of certain conditions prior to closing. The purchase price was $459,000, consisting of $348,000 in cash and $111,000 in assumed debt. On April 30, 1999, the Charter Transaction was consummated.

     These financial statements have been prepared as of and for the four months ended April 30, 1999 immediately prior to the consummation of the Charter Transaction.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

     During 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- An Amendment of FASB Statement No. 133" has delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

CONCENTRATION OF CREDIT RISK

     A significant portion of the customer base is concentrated within the local geographical area of each of the individual cable television systems. The Company generally extends credit to customers and the ultimate collection of accounts receivable could be affected by the local economy. Management performs continuous credit evaluations of its customers and may require cash in advance or other special arrangements from certain

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

customers. Management does not believe that there is any significant credit risk which could have a material effect on the Company's financial condition.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at purchased and capitalized cost. Capitalized internal costs principally consist of employee costs and interest on funds borrowed during construction. Capitalized labor, materials and associated overhead amounted to approximately $721 for the four months ended April 30, 1999. Replacements, renewals and improvements to installed cable plant are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the four months ended April 30, 1999 amounted to $3,434.

     Property, plant and equipment is depreciated using the straight-line method over the following estimated service lives:

Buildings and leasehold improvements........................  5-30 years
Cable systems, equipment and subscriber devices.............  5-30 years
Transportation equipment....................................   3-5 years
Furniture, fixtures and office equipment....................  5-10 years

     Property, plant and equipment at April 30, 1999 consisted of:

Land........................................................  $   436
Buildings and leasehold improvements........................    1,445
Cable systems, equipment and subscriber devices.............   64,658
Transportation equipment....................................    2,301
Furniture, fixtures and office equipment....................      923
Construction in progress....................................    6,487
                                                              -------
                                                               76,250
Less: accumulated depreciation..............................  (10,706)
                                                              -------
Total.......................................................  $65,544
                                                              =======

CABLE TELEVISION FRANCHISES AND INTANGIBLE ASSETS

     Cable television franchise costs include the assigned fair value, at the date of acquisition, of the franchises from purchased cable television systems. Intangible assets include goodwill, deferred financing and other intangible assets. Cable television franchises and intangible assets are amortized using the straight-line method over the following estimated useful lives:

Cable television franchises.................................    15 years
Goodwill....................................................    25 years
Deferred financing and other intangible assets..............  2-10 years

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

     Intangible assets at April 30, 1999 consisted of:

Goodwill....................................................  $ 8,608
Deferred financing costs....................................    8,307
Other intangible assets.....................................      629
                                                              -------
                                                               17,544
Less: accumulated amortization..............................   (1,525)
                                                              -------
Total.......................................................  $16,019
                                                              =======

     The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, cable television franchises and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized to the extent that the carrying value of such asset is greater than its fair value.

REVENUES AND COSTS

     Subscriber fees are recorded as revenue in the period the related services are provided and advertising revenues are recognized in the period the related advertisements are exhibited. Rights to exhibit programming are purchased from various cable networks. The costs of such rights are generally expensed as the related services are made available to subscribers.

ADVERTISING COSTS

     Advertising costs are expensed upon the first exhibition of the related advertisements and are recorded net of marketing credits earned from launch incentive and cooperative advertising programs.

     During the four months ended April 30, 1999 the company earned marketing credits in excess of advertising expense incurred. Advertising expense and marketing credits amounted to $263 and $306, respectively, for the four months ended April 30, 1999.

ESTIMATES USED IN FINANCIAL STATEMENT PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  ACQUISITIONS

BAYOU VISION, INC.

     On February 3, 1999, Media acquired the cable television assets of Bayou Vision, Inc. and Gulf South Cable, Inc. serving approximately 1,950 subscribers in the Villages of Estherwood, Morse and Mermentau and Acadia and Livingston Parish, Louisiana. The cash purchase price was approximately $2,700 and was paid out of available Company funds.

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

4.  DEBT

     As of April 30, 1999, debt consisted of:

10% Senior Discount Notes at accreted value (a).............  $110,902
Credit Agreement (b)........................................   102,500
                                                              --------
                                                              $213,402
                                                              ========

---------------
(a) On April 9, 1998, the Company issued $163,175 principal amount at maturity, $100,012 initial accreted value, of 10% senior discount notes due 2008 (the "Notes"). The Notes pay no cash interest until April 15, 2003. From and after April 15, 2003 the Notes will bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Notes are due on April 15, 2008. The fair market value of the Notes at April 30, 1999 was $116,262. See Note 11 regarding the offer to repurchase the Notes.

(b) On April 9, 1998, Media entered into a credit agreement among Morgan Stanley & Co. Incorporated as Placement Agent, Morgan Stanley Senior Funding Inc., as Syndication Agent, the Lenders, CIBC Inc., as Documentation Agent and Bankers Trust Company as Administrative Agent (the "Credit Agreement"). The aggregate commitments under the Credit Agreement total $150,000, consisting of a $40,000 revolver (the "Revolver"), $60,000 Tranche A Term Loans and $50,000 Tranche B Term Loans (collectively the "Term Loans"). The Revolver and Term Loans are collateralized by a first lien position on all present and future assets and the member's interest of Media, Louisiana and Tennessee. The Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios and for commitment fees of 1/2% on the unused portion of the revolver. Management believes the terms are comparable to those that could be obtained from third parties. The effective interest rate, including commitment fees and amortization of related deferred financing costs and the interest-rate cap, for the four months ended April 30, 1999 was 7.58%. See
    Note 11 regarding the repayment of amounts outstanding under the Credit Agreement upon consummation of the Charter Transaction. The Credit Agreement and the indenture pursuant to which the Notes were issued contain restrictive covenants on the Company regarding additional indebtedness, investment guarantees, loans, acquisitions, dividends and merger or sale of the subsidiaries and require the maintenance of certain financial ratios.

5.  INTEREST RATE CAP AGREEMENT

     The Company purchases interest rate cap agreements that are designed to limit its exposure to increasing interest rates and are designated to its floating rate debt. The strike price of these agreements exceeds the current market levels at the time they are entered into. The interest rate indices specified by the agreements have been and are expected to be highly correlated with the interest rates the Company incurs on its floating rate debt. Payments to be received as a result of the specified interest rate index exceeding the strike price are accrued in other assets and are recognized as a reduction of interest expense (the accrual accounting method). The cost of these agreements is included in other assets and amortized to interest expense ratably during the life of the agreement. Upon termination of interest rate cap agreements, any gain is deferred in other liabilities and amortized over the remaining term of the original contractual life of the agreement as a reduction of interest expense.

     The Company purchased an interest rate cap agreement from Morgan Stanley Capital Services Inc. The carrying value as of April 30, 1999 was $34. The fair value of the interest rate cap was $0 as of April 30, 1999.

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

     The following table summarizes the interest rate cap agreement:

NOTIONAL                                       INITIAL    FIXED RATE
PRINCIPAL            EFFECTIVE   TERMINATION   CONTRACT      (PAY
AMOUNT      TERM       DATE         DATE         COST       RATE)
---------  -------   ---------   -----------   --------   ----------
$100,000   2 Years    12/1/97      12/1/99       $100       7.25%

6.  TAXES

     For the four months ended April 30, 1999, the credit for taxes has been calculated on a separate company basis. The components of the credit for taxes are as follows:

                                                               FOUR MONTHS
                                                                  ENDED
                                                              APRIL 30, 1999
                                                              --------------
Federal:
  Current...................................................       $ --
  Deferred..................................................         --
State:......................................................         --
  Current...................................................        (65)
  Deferred..................................................         --
                                                                   ----
(Credit) for taxes..........................................       $(65)
                                                                   ====

     The Company's current state tax credit results from overpayment in 1998 of franchise tax in Tennessee and Mississippi and tax on capital in New York.

     The Company has a net operating loss ("NOL") carry-forward for income tax purposes which is available to offset future taxable income. This NOL totals approximately $22,324 and will expire in the year 2018 and 2019 at $14,900 and $7,424 respectively. The Company has established a valuation allowance to offset the entire potential future tax benefit of the NOL carry-forward and, therefore, has recognized no deferred tax asset with respect to the NOL.

     Louisiana and Tennessee have elected to be treated as corporations for federal income tax purposes and have not recorded any tax benefit for their losses as the realization of these losses by reducing future taxable income in the carry forward period is uncertain at this time.

7.  RELATED PARTY TRANSACTIONS

(A)  Transactions with Morgan Stanley entities

     In connection with the Acquisition, Media entered into the Credit Agreement with Morgan Stanley Senior Funding Inc. and Morgan Stanley & Co. Incorporated (collectively the "Morgan Stanley Entities") acted as the Placement Agent for the Notes. In connection with these services the Morgan Stanley Entities received customary fees and expense reimbursement comparable to that of a third party exchange.

(B)  Transactions with Time Warner and related parties

     In connection with the Acquisition, Media entered into an agreement with Time Warner (the "Time Warner Agreement"), pursuant to which Time Warner managed the Company's programming in exchange for providing the Company access to certain Time Warner programming arrangements (the "Programming Arrangements"). Management believes that programming rates made available to the Company through its

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

relationship with Time Warner are lower than rates that the Company could obtain separately. Such volume rates will not continue to be available after the Charter Transaction.

     For the four months ended April 30, 1999, the Company incurred approximately $2,716 in costs under the Programming Arrangements. In addition, the Company has incurred programming costs of approximately $958 for programming services owned directly or indirectly by Time Warner entities for the four months ended April 30, 1999.

(C)  Transactions with board member

     The Company has utilized the law firm of one of its board members for legal services for the Acquisition, financing agreements and various ongoing legal matters. These fees totaled approximately $154 for the four months ended April 30, 1999.

8.  ACCRUED EXPENSES

     Accrued expenses as of April 30, 1999 consist of the following:

Accrued franchise fees......................................  $  830
Accrued programming costs...................................     644
Accrued salaries, wages and benefits........................     516
Accrued interest............................................     340
Accrued property and sales tax..............................     231
Accrued legal and professional fees.........................      43
Other accrued expenses......................................     618
                                                              ------
                                                              $3,222
                                                              ======

9.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution plan which covers substantially all employees (the "Plan"). The Plan provides for contributions from eligible employees up to 15% of their compensation subject to Internal Revenue Code limitations. The Company's contribution to the Plan is limited to 50% of each eligible employee's contribution up to 10% of his or her compensation. The Company has the right in any year to set the amount of the Company's contribution percentage. Company matching contributions to the Plan for the four months ended April 30, 1999 were approximately $54. All participant contributions and earnings are fully vested upon contribution and Company contributions and earnings vest 20% per year of employment with the Company, becoming fully vested after five years.

     In connection with the Charter Transaction, the Plan's assets were frozen as of April 30, 1999, and employees became fully vested. Effective July 1, 1999, the Company's employees with two months of service are eligible to participate in the Charter Communications, Inc. 401(k) Plan.

10.  COMMITMENTS AND CONTINGENCIES

(A)  Leases

     The Company had rental expense under various lease and rental agreements primarily for offices, tower sites and warehouses of approximately $59 for the four months ended April 30, 1999. In addition, the Company rents utility poles in its operations generally under short term arrangements, but the Company

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

expects these arrangements to recur. Total rent expense for utility poles was approximately $272 for the four months ended April 30, 1999.

     Future minimum annual rental payments under noncancellable leases are as follows:

1999........................................................  $ 29
2000........................................................    38
2001........................................................    24
2002........................................................    21
2003 and thereafter.........................................    70
                                                              ----
Total.......................................................  $182
                                                              ====

(B)  Employment Agreements

     Media entered into employment agreements with six senior executives, who are also investors in Holdings, for the payment of salaries and bonuses. In connection with the Charter Transaction, the employment agreements with the six senior executives were terminated with no liability to the Company.

(C)  Other Agreements

     In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996, Time Warner agreed with the Federal Communications Commission ("FCC") to invest in certain upgrades to its cable infrastructure (consisting primarily of materials and labor in connection with the plant upgrades up to 750 MHz) by November 30, 2000. This agreement with the FCC (the "FCC Agreement") has been assumed by the Company as part of the Acquisition and did not terminate as a result of the Charter Transaction. The Company has agreed to invest approximately $25,100 in upgrades to its cable infrastructure in accordance with the FCC Agreement.

     The Company has spent approximately $3,650 on such upgrades as of April 30, 1999.

11.  SUBSEQUENT EVENTS

     The Charter Transaction was consummated at the close of business on April 30, 1999. In connection with the closing of the Charter Transaction, all amounts outstanding under the Credit Agreement, including accrued interest and unpaid fees, were paid in full and the Credit Agreement was terminated. The effects of the debt repayment and the CC LLC capital contribution will be reflected in the consolidated financial statements of the Company for periods subsequent to April 30, 1999.

     In connection with the closing of the Charter Transaction, the Time Warner Agreement was terminated on April 30, 1999 and Media paid Time Warner $650 for deferred marketing credits owed to program providers under the Programming Arrangements. See Note 7 (Transactions with Time Warner and related parties).

     On May 28, 1999, as a result of the Charter Transaction (i.e., change of control) and in accordance with the terms and conditions of the indenture governing the Notes, the Company made an offer (the "Tender Offer") to purchase any and all of the Notes at 101% of their accreted value, plus accrued and unpaid interest, if any, through June 28, 1999. The Tender Offer expired on June 23, 1999, whereby 48,762 notes ($1,000 face amount at maturity) were validly tendered and accepted for purchase. On June 28, 1999, Charter Communications Operating, LLC, the indirect parent of Group, paid a sum of $34,223 for all of the Notes

                          RENAISSANCE MEDIA GROUP LLC

                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

validly tendered. Accordingly, the Company recorded this payment for the extinguishment of debt as a capital contribution.

12.  MANAGEMENT AGREEMENT (UNAUDITED)

     Effective May 1, 1999, the Company is charged a management fee equal to 3.5% of revenues, as stipulated in the previous management agreement between Charter and Charter Communications Operating, LLC ("CCO"), the indirect parent of Group. To the extent that management fees charged to the Company are greater/(less) than the proportionate share (based on basic subscribers) of corporate expenses incurred by Charter on behalf of the Company, Group will record distributions to/(capital contributions from) Charter. On November 12, 1999, Charter and CCO entered into a revised management agreement eliminating the 3.5% management fee and entitling Charter to reimbursement from CCO of all of its costs incurred in connection with the performance of its services under the revised management agreement.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Greater Media, Inc.:

     We have audited the accompanying combined statements of income, changes in net assets and cash flows of Greater Media Cablevision Systems (see Note 1) (collectively, the "Combined Systems") included in Greater Media, Inc., for the nine months ended June 30, 1999. These combined financial statements are the responsibility of management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations of the Combined Systems and their cash flows for the nine months ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 6, 2000

                       GREATER MEDIA CABLEVISION SYSTEMS

                          COMBINED STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                                                NINE MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                                   1999
                                                                -----------
REVENUES....................................................      $62,469
                                                                  -------
OPERATING EXPENSES:
  Operating.................................................       26,248
  General and administrative................................        9,150
  Corporate charges- related party..........................        3,175
  Depreciation and amortization.............................        7,398
                                                                  -------
                                                                   45,971
                                                                  -------
     Income from operations.................................       16,498
                                                                  -------
OTHER EXPENSE:
  Interest expense, net.....................................         (705)
  Other.....................................................         (365)
                                                                  -------
INCOME BEFORE PROVISION IN LIEU OF INCOME TAXES.............       15,428
PROVISION IN LIEU OF INCOME TAXES...........................        6,646
                                                                  -------
NET INCOME..................................................      $ 8,782
                                                                  =======

The accompanying notes are an integral part of these combined statements.

                       GREATER MEDIA CABLEVISION SYSTEMS

                  COMBINED STATEMENT OF CHANGES IN NET ASSETS
                                 (IN THOUSANDS)

BALANCE, September 30, 1998.................................    $54,131
  Net income................................................      8,782
  Provision in lieu of income taxes.........................      6,646
  Net payments to affiliates................................        (34)
                                                                -------
BALANCE, June 30, 1999......................................    $69,525
                                                                =======

The accompanying notes are an integral part of these combined statements.

                       GREATER MEDIA CABLEVISION SYSTEMS

                        COMBINED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                                   1999
                                                                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................     $  8,782
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization..........................        7,398
     Provision in lieu of income taxes......................        6,646
     Loss on sale of fixed assets...........................          465
     Changes in assets and liabilities --
       Accounts receivable, prepaid expenses and other
        current assets......................................       (1,431)
       Other assets.........................................           10
       Accounts payable and accrued expenses................         (178)
       Customers' prepayments and deferred installation
        revenue.............................................          218
                                                                 --------
          Net cash provided by operating activities.........       21,910
                                                                 --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................      (13,797)
     Other..................................................         (512)
                                                                 --------
          Net cash used in investing activities.............      (14,309)
                                                                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments to affiliates................................          (34)
                                                                 --------
          Net cash used in financing activities.............          (34)
                                                                 --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................        7,567
CASH AND CASH EQUIVALENTS, beginning of period..............        4,080
                                                                 --------
CASH AND CASH EQUIVALENTS, end of period....................     $ 11,647
                                                                 ========
CASH PAID FOR NON-AFFILIATE INTEREST........................     $    264
                                                                 ========

The accompanying notes are an integral part of these combined statements.

                       GREATER MEDIA CABLEVISION SYSTEMS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization, Basis of Presentation and Operations

     Greater Media Cablevision Systems is comprised of the following Massachusetts-based cable television systems: Auburn, Boylston, Chicopee, Dudley, East Longmeadow, Easthampton, Grafton, Hampden, Holden, Leicester, Ludlow, Millbury, Northborough, Northbridge, Oxford, Paxton, Southampton, Southborough, Southbridge, Spencer, Sturbridge, Upton, Webster, West Boylston, West Brookfield, Westborough, Wilbraham and Worcester (the "Combined Systems"). The Combined Systems are wholly-owned by Greater Media Cablevision, Inc. (the "Company"). The combined financial statements do not include the accounts of Greater Philadelphia Cablevision, Inc. or Greater Philadelphia Cablevision Limited Partnership, which are also wholly-owned by the Company. The Company is a wholly-owned subsidiary of Greater Media, Inc. (the "Parent"). On June 30, 1999, Charter Communications Entertainment I, LLC, an indirect subsidiary of Charter Communications Holdings Company, LLC purchased the Combined Systems for an aggregate purchase price of $500 million plus a working capital adjustment (the "Charter Sale"). Effective with this change of ownership, the Combined Systems will be managed by Charter Investment, Inc.

     Significant intercompany accounts and transactions between the Combined Systems have been eliminated in the combined financial statements.

     The Combined Systems primarily provide cable television services to subscribers in central and western Massachusetts.

Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property, Plant and Equipment

     Maintenance and repair costs are expensed when incurred. For financial reporting purposes, depreciation is provided on the straight-line method based on the following estimated useful lives:

Land improvements...........................................       20 years
Furniture, fixtures and equipment...........................     3-15 years
Buildings...................................................    15-40 years
Trunk and distribution systems..............................     7-12 years

     Depreciation expense for the nine months ended June 30, 1999, was $7,343.

Intangible Assets

     Intangible assets consist primarily of goodwill, which is amortized over forty years, and costs incurred in obtaining and renewing cable franchises, which are amortized over the life of the respective franchise agreements. Amortization expense for the nine months ended June 30, 1999, was $55.

Revenues

     Cable television revenues from basic and premium services are recognized when the related services are provided.

Segments

     Segments have been identified based upon management responsibility. The Company operates in one segment, cable services.

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

2. INCOME TAXES

     The Combined Systems are included in the consolidated federal income tax return of the Parent. The Parent is responsible for tax payments applicable to the Combined Systems. The combined financial statements reflect a provision in lieu of income taxes as if the Combined Systems were filing on a separate company basis. Accordingly, the Combined Systems have included the provision in lieu of income taxes as a component of net assets.

     The provision in lieu of income taxes approximates the amount of tax computed using U.S. statutory rates, after reflecting state income tax expense.

3. RELATED PARTY TRANSACTIONS

     The Company and each of its subsidiaries are guarantors of the Parent's debt.

     The combined statements include charges for certain corporate expenses incurred by the Parent on behalf of the Combined Systems. Such charges amounted to $3,175 for the nine months ended June 30, 1999. Management believes that this cost is reasonable and reflects costs of doing business that the Combined Systems would have incurred on a stand-alone basis.

4. EMPLOYEE BENEFIT PLANS

401(k) Plan

     The Combined Systems' employees participate in the Greater Media, Inc. 401(k) Plan (the "401(k) Plan"). Employees that qualify for participation can contribute up to 12% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Combined Systems' contribute an amount equal to 50% of the participant's contribution, limited to the lessor of 3% of the participant's compensation or $1 per year. In connection with the Charter Sale, all employees became fully vested. Following the Charter Sale, the Company's 401(k) plan was merged into Charter Communication, Inc.'s.

     The Combined Systems expense relating to the 401(k) Plan for the nine months ended June 30, 1999, was $123.

PENSION

     Certain employees of the Combined Systems participate in a pension plan sponsored by the Parent. The Combined Systems allocable share of the pension expense amounted to $57 for the nine months ended June 30, 1999. As a result of the Charter Sale, the Combined Systems' employees became fully vested with respect to their plan benefits. No additional benefits will accrue to such employees in the future. In addition, the Parent is responsible for the allocable pension liability and will continue to administer the plan on behalf of the Combined Systems' employees.

5. COMMITMENTS AND CONTINGENCIES

Leases

     The Combined Systems lease certain facilities and equipment under noncancelable operating leases. Rent expense incurred for the nine months ended June 30, 1999, was $249.

     The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the nine months ended June 30, 1999, was $479.

Litigation

     The Combined Systems are a party to lawsuits that arise in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Combined Systems' combined financial position or results of operations.

Regulation in the Cable Television Industry

     The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Combined Systems cannot predict the impact of future developments on the cable television industry.

     The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

     The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. The Combined Systems may be required to refund additional amounts in the future.

     The Combined Systems believe that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Combined Systems are unable to justify its basic rates. The Combined Systems are unable to estimate at this time the amount of refunds, if any, that may be payable by the Combined Systems in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Combined Systems do not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations of the Combined Systems.

     The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Combined Systems do not believe any adjudications regarding their pre-sunset complaints will have a material adverse effect on the Combined Systems' financial position or results of operations.

     A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Helicon Partners I, L.P.:

     We have audited the accompanying combined statements of operations, changes in net assets and cash flows of Helicon Partners I, L.P. and affiliates for the seven months ended July 30, 1999. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations of Helicon Partners I, L.P. and affiliates and their cash flows for the seven months ended July 30, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 6, 2000

                    HELICON PARTNERS I, L.P. AND AFFILIATES
                        COMBINED STATEMENT OF OPERATIONS

                                                                SEVEN MONTHS
                                                                   ENDED
                                                                  JULY 30,
                                                                    1999
                                                                ------------
REVENUES....................................................    $ 49,564,581
                                                                ------------
OPERATING EXPENSES:
  Operating expenses........................................      16,358,995
  General and administrative expenses.......................      13,877,357
  Marketing expenses........................................       1,327,669
  Depreciation and amortization.............................      16,616,529
  Management fee charged by affiliate.......................       2,511,416
                                                                ------------
       Total operating expenses.............................      50,691,966
                                                                ------------
          Operating income..................................      (1,127,385)
                                                                ------------
INTEREST INCOME (EXPENSE):
  Interest expense..........................................     (20,681,592)
  Interest income...........................................         124,486
                                                                ------------
NET LOSS....................................................    $(21,684,491)
                                                                ============

   The accompanying notes are an integral part of these combined statements.

                    HELICON PARTNERS I, L.P. AND AFFILIATES
               COMBINED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                         PREFERRED                     CLASS A       CLASS B       CAPITAL
                          LIMITED       GENERAL        LIMITED       LIMITED     CONTRIBUTION     PARTNERS'
                          PARTNERS      PARTNER       PARTNERS       PARTNER      RECEIVABLE       DEFICIT
                         ---------      -------       --------       -------     ------------     ---------
Balance at December 31,
  1998.................  $8,567,467   $  (989,962)  $(134,807,570)          --     $(1,000)     $(127,231,065)
Distribution of
  additional preferred
  partnership
  interests............     609,621        (6,097)       (603,524)          --          --                 --
Accretion of redeemable
  partnership
  interests............          --      (269,961)    (26,726,132)          --          --        (26,996,093)
Capital contribution...          --            --              --    3,628,250          --          3,628,250
Net loss...............          --      (216,845)    (21,467,646)          --          --        (21,684,491)
                         ----------   -----------   -------------   ----------     -------      -------------
Balance at July 30,
  1999.................  $9,177,088   $(1,482,865)  $(183,604,872)  $3,628,250     $(1,000)     $(172,283,399)
                         ==========   ===========   =============   ==========     =======      =============

The accompanying notes are an integral part of these combined statements.

                    HELICON PARTNERS I, L.P. AND AFFILIATES

                        COMBINED STATEMENT OF CASH FLOWS

                                                                SEVEN MONTHS
                                                                   ENDED
                                                                  JULY 30,
                                                                    1999
                                                                ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(21,684,491)
  Adjustments to reconcile net loss to net cash provided by
     operating activities-
     Depreciation and amortization..........................      16,616,529
     Amortization of debt discount and deferred financing
      costs.................................................       2,801,895
     Gain on sale of equipment..............................         (22,536)
     Interest on 12% subordinated notes paid through the
      issuance of additional notes
                                                                   2,706,044
     Changes in operating assets and liabilities-
       Receivables from subscribers.........................      (1,544,469)
       Prepaid expenses and other assets....................       2,773,825
       Accounts payable and accrued expenses................      (2,937,602)
       Subscriptions received in advance....................         803,151
       Accrued interest.....................................       2,557,212
                                                                ------------
          Net cash provided by operating activities.........       2,069,558
                                                                ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................      (6,332,987)
     Proceeds from sale of equipment........................          32,288
  Cash paid for net assets of cable television systems, net
     of cash acquired.......................................      (6,217,143)
  Increase in intangible assets.............................        (487,595)
                                                                ------------
          Net cash used in investing activities.............     (13,005,437)
                                                                ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loans..................................      13,000,000
  Repayments of bank loans and other notes..................        (483,178)
  Capital contribution......................................       3,628,250
  Advances to affiliates, net...............................        (247,043)
  Payment of financing costs................................        (240,000)
                                                                ------------
          Net cash provided by financing activities.........      15,658,029
                                                                ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       4,722,150
CASH AND CASH EQUIVALENTS, beginning of period..............       5,130,561
                                                                ------------
CASH AND CASH EQUIVALENTS, end of period....................    $  9,852,711
                                                                ============
CASH PAID FOR INTEREST......................................    $ 12,582,725
                                                                ============
ACQUISITION OF PROPERTY, PLANT AND EQUIPMENT THROUGH THE
  ISSUANCE OF OTHER NOTES PAYABLE...........................    $    389,223
                                                                ============

   The accompanying notes are an integral part of these combined statements.

                    HELICON PARTNERS I, L.P. AND AFFILIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

     Helicon Partners I, L.P. ("the Partnership") was organized as a limited partnership under the laws of the State of Delaware. The Partnership owns all of the limited partnership interests in THGLP, representing a 99% ownership, and Baum Investment, Inc. ("Baum"), the general partner of THGLP, owns the 1% general partnership interest in THGLP. The Partnership also owns a 99% interest and THGLP owns a 1% interest in HPI Acquisition Co., LLC ("HPIAC"). The Partnership also owns an 89% limited partnership interest and Baum a 1% general partnership interest in Helicon OnLine, L.P. ("HOL"). The Partnership, THGLP, HPIAC and HOL are referred to collectively herein as the Company.

     The Company operates in one business segment offering cable television services in the states of Pennsylvania, West Virginia, North Carolina, South Carolina, Louisiana, Vermont, New Hampshire, Georgia and Tennessee. The Company also offers to customers advanced services, such as paging and private data network systems, including dial up access and a broad range of Internet access services in Pennsylvania and Vermont, dedicated high speed access, high speed cable modem access, world wide web design, and hosting services.

     On July 30, 1999, Charter-Helicon, LLC ("Charter-Helicon"), acquired a 1% interest in THGLP previously owned by Baum and became the General Partner of THGLP. Concurrently, Charter-Helicon and Charter Communications, LLC ("CC-LLC"), parent of Charter-Helicon, acquired all of the partnership interests of the Partnership. These transactions are collectively referred to as the "Helicon/Charter Deal" herein. In connection with the Helicon/Charter Deal, $228,985,000 of cash was paid to the equity holders; Baum retained a $25,000,000 limited liability company membership interest in Charter-Helicon; debt of $197,447,000 was repaid; debt of $115,000,000 was assumed; and other costs totaling $4,285,000 were incurred by CC-LLC.

     The post-closing process associated with the Helicon/Charter Deal has not been finished. Accordingly, the accompanying combined financial statements may not give effect to all adjustments arising from the change of ownership of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Combination

     The accompanying financial statements include the accounts of the Partnership, THGLP, HPIAC and HOL, which have been combined because of common ownership and control. They also reflect the accounts of THGLP's subsidiary, Helicon Capital Corp., which has nominal assets and no operations since its incorporation. All intercompany accounts and transactions have been eliminated in combination.

Partnership Profits, Losses and Distributions

     Under the terms of the partnership agreements of the Partnership and THGLP, profits, losses and distributions will be made to the general and Class A Limited Partners pro-rata based on their respective partnership interest. Holders of Preferred Limited Partnership Interests are entitled to an aggregate preference on liquidation of $6,250,000 plus cumulative in-kind distributions of additional Preferred Limited Partnership interests at an annual rate of 12%.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

     Revenue is recognized as services are provided to subscribers. Subscription revenues billed in advance for services are deferred and recorded as income in the period in which services are rendered.

Property, Plant and Equipment

     Property, plant and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets.

Intangible Assets and Deferred Costs

     Intangible assets and deferred costs are carried at cost and are amortized using the straight-line method over the estimated useful lives of the respective assets. When changes in events or circumstances warrant, the Company reviews the amortization periods of their intangible assets and deferred costs. The Company evaluates whether there has been a permanent impairment in the value of these assets by considering such factors including the projected undiscounted cash flows, current market conditions and changes in the cable television industry that would impact the recoverability of such assets.

Income Taxes

     No provision for Federal or state income taxes has been made in the accompanying combined financial statements since any liability for such income taxes is that of the partners and not of the Company.

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

3. ACQUISITIONS

     On January 7, 1999, THGLP acquired cable television systems serving subscribers in the North Carolina counties of Carter, Johnson and Unicol. The aggregate purchase price was $5,228,097 and was allocated to the net assets acquired, which included property, plant and equipment and intangible assets, based on their estimated fair values.

     On March 1, 1999, HPIAC acquired a cable television system serving subscribers in the communities of Abbeville, Donalds and Due West, South Carolina. The aggregate purchase price was $723,356 and was allocated to the net assets acquired, which included property, plant and equipment, and intangible assets, based on their estimated fair value.

     The operating results relating to the above acquisitions are included in the accompanying combined financial statements from the acquisition dates forward. Pro forma operating results for 1999 as though the acquisitions had occurred on January 1, 1999, would not be materially different than historical operating results.

4. TRANSACTIONS WITH AFFILIATES

     Amounts due from/to affiliates result from management fees, expense allocations and temporary non-interest bearing loans. The affiliates are related to the Company through common ownership. Effective upon the execution of the Charter/Helicon Deal, Charter Investment, Inc. is the manager of the Company's operations.

     The Partnership was managed by Helicon Corp., an affiliated management company. During the seven months ended July 30, 1999, the Partnership was charged a management fee of $2,511,416. Management fees are calculated based on the gross revenues of the systems.

5. SENIOR SECURED NOTES

     THGLP and HCC (the "Issuers"), through a private placement offering, issued $115,000,000 aggregate principal amount of 11% Senior Secured Notes due 2003 (the "Senior Secured Notes"), secured by substantially all the assets of THGLP. Interest is payable on a semi-annual basis in arrears on November 1 and May 1. The discount on the Senior Secured Notes is being amortized over the term of the Senior Secured Notes so as to result in an effective interest rate of 11% per annum.

6. LOANS PAYABLE TO BANKS

     On January 5, 1999, THGLP entered into a $12,000,000 Senior Subordinated Loan Agreement with Paribas Capital Funding, LLC (the "1999 Credit Facility"). Initial borrowings of $7,000,000 under the 1999 Credit Facility financed the acquisition of certain cable television systems in North Carolina. On February 19, 1999, the Company borrowed the remaining $5,000,000 available under the 1999 Credit Facility. Interest on the 1999 Credit Facility is payable at 11.5% per annum. On July 30, 1999, the amounts outstanding were repaid and the 1999 Credit Facility was terminated in connection with the Helicon/Charter Deal.

7. REDEEMABLE PARTNERSHIP INTERESTS

     In April 1996, the Partnership sold to unrelated investors, $34,000,000 aggregate principal amount of 12% Subordinated Notes (the "Subordinated Notes") and warrants (the "Warrants") to purchase 2,419.1 units of Class B Limited Partnership Interests (the "Units").

     The Subordinated Notes are subordinated to the senior indebtedness of the Partnership and are due April 1, 2004. Interest is payable semi-annually on each October 1 and April 1 in cash or through the issuance of additional Subordinated Notes, at the option of the Partnership. In the past, the Partnership has elected to satisfy interest due through the issuance of additional Subordinated Notes. The Partnership issued $2,706,044 of additional Subordinated Notes to pay interest due in April 1999.

     Holders of the Warrants had the right to acquire the Units at any time for a price of $1,500 per Unit. The Partnership estimated the Net Equity Value of the Warrants to be approximately $43,250,000 at December 31, 1998. The Net Equity Value, pursuant to the terms of the agreement, is the estimated amount of cash that would be available for distribution to the Partnership interests upon a sale of all the assets of the Partnership and its subsequent dissolution and liquidation. Such estimate as of December 31, 1998 reflects the amount that the holders of the Warrants have agreed to accept for their interests assuming a proposed sale of all of the interests of the Partnership is consummated. The increase in the Net Equity Value over the original carrying value of the Warrants is being accreted evenly over the period beginning with the date of the increase through September 2001. Such accretion is being reflected in the accompanying financial statements as an increase in the carrying value of the Warrants and the corresponding reduction in the carrying value of the capital accounts of the General and Class A Limited Partners.

     Immediately prior to the closing of the Helicon/Charter Deal. Baum contributed $3,628, 250 to exercise the Warrants and received 2,419.1 Units. This transaction triggered the acceleration of the accretion of the Units to their estimated Net Equity Value. Upon the close of the Charter/Helicon Deal, the holders received $43,250,000 in exchange for the Units.

8. COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases telephone and utility poles on an annual basis. The leases are self-renewing. Pole rental expenses for the seven months ended July 30, 1999 was $687.

     The Company utilizes certain office space under operating lease agreements, which expire at various dates through August 2013 and contain renewal options. Office rent expense was $192 for the seven months ended July 30, 1999.

Litigation

     The Company is a party to lawsuits that arise in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's combined financial position or results of operations.

Regulation in the Cable Television Industry

     The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry.

     The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

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

     The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Company does not believe any adjudications regarding their pre-sunset complaints will have a material adverse effect on the Company's financial position or results of operations.

     A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Rifkin Cable Income Partners L.P.

     In our opinion, the accompanying balance sheet and the related statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Rifkin Cable Income Partners L.P. (the "Partnership") at September 13, 1999, and the results of its operations and its cash flows for the period January 1, 1999 to September 13, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     On September 13, 1999, all of the Partnership's interest were sold to Charter Communications, LLC. These financial statements represent the Partnership just prior to that transaction and do not reflect any adjustments related thereto.

/s/ PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
February 15, 2000

                       RIFKIN CABLE INCOME PARTNERS, L.P.

                                 BALANCE SHEET

                                                              SEPTEMBER 13, 1999
                                                              ------------------
ASSETS
  Cash......................................................     $   145,036
  Customer accounts receivable, net of allowance for
     doubtful accounts of $2,349............................         109,874
  Accounts receivable, related party........................           7,328
  Accounts receivable, interpartnership.....................      13,638,312
  Other receivables.........................................          96,318
  Prepaid expenses and deposits.............................          20,920
  Property, plant and equipment, at cost:
     Transmission and distribution systems and related
      equipment.............................................      11,038,202
     Vehicles, office furniture and fixtures................         426,977
     Land, buildings and leasehold improvements.............         125,000
     Construction in process and spare parts inventory......          66,122
                                                                 -----------
                                                                  11,656,301
Less accumulated depreciation...............................        (831,684)
                                                                 -----------
     Property, plant and equipment, net.....................      10,824,617
Franchise costs, net of accumulated amortization of
  $792,708..................................................      12,706,195
                                                                 -----------
     Total assets...........................................     $37,548,600
                                                                 ===========
LIABILITIES AND EQUITY
Liabilities:
  Accrued liabilities.......................................     $   161,084
  Customer deposits and prepayments.........................         321,419
  Interpartnership debt.....................................      15,621,000
                                                                 -----------
     Total liabilities......................................      16,103,503
Commitments and contingencies (Notes 4 and 7)
  Divisional equity.........................................      21,445,097
                                                                 -----------
     Total equity...........................................      21,445,097
                                                                 -----------
       Total liabilities and equity.........................     $37,548,600
                                                                 ===========

The accompanying notes are an integral part of these financial statements.

                       RIFKIN CABLE INCOME PARTNERS, L.P.

                            STATEMENT OF OPERATIONS

                                                                     PERIOD
                                                                 JANUARY 1, 1999
                                                                TO SEPTEMBER 13,
                                                                      1999
                                                              ---------------------
REVENUE
  Service...................................................       $3,533,718
  Installation and other....................................          273,757
                                                                   ----------
     Total revenue..........................................        3,807,475
COSTS AND EXPENSES
  Operating expense.........................................          455,528
  Programming expense.......................................          862,317
  Selling, general and administrative expense...............          472,088
  Depreciation..............................................          836,050
  Amortization..............................................          792,708
  Management fees...........................................          190,374
  Loss on disposal of assets................................           52,885
                                                                   ----------
     Total costs and expenses...............................        3,661,950
                                                                   ----------
  Operating income..........................................          145,525
  Interest expense..........................................          536,877
                                                                   ----------
     Net loss...............................................       $ (391,352)
                                                                   ==========

The accompanying notes are an integral part of these financial statements.

                       RIFKIN CABLE INCOME PARTNERS, L.P.

                              STATEMENT OF EQUITY

                                                                  PERIOD JANUARY 1, 1999 TO
                                                                     SEPTEMBER 13, 1999
                                                            -------------------------------------
                                                               DIVISIONAL
                                                                 EQUITY               TOTAL
                                                            -----------------   -----------------
Equity contribution.......................................     $21,836,449         $21,836,449
  Net loss................................................        (391,352)           (391,352)
                                                               -----------         -----------
Equity, September 13, 1999................................     $21,445,097         $21,445,097
                                                               ===========         ===========

The accompanying notes are an integral part of these financial statements.

                       RIFKIN CABLE INCOME PARTNERS, L.P.

                            STATEMENT OF CASH FLOWS

                                                              PERIOD JANUARY 1, 1999 TO
                                                                 SEPTEMBER 13, 1999
                                                              -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................        $   (391,352)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................           1,628,758
  Loss on disposal of fixed assets..........................              52,885
  Increase in customer accounts receivable..................             (58,351)
  Increase in accounts receivable, related party............              (7,328)
  Increase in accounts receivable, interpartnership.........         (13,638,312)
  Decrease in other receivables.............................              36,960
  Decrease in prepaid expenses and deposits.................              49,755
  Decrease in accrued liabilities...........................            (235,521)
  Increase in customer deposits and prepayments.............             195,207
                                                                    ------------
     Net cash used in operating activities..................         (12,367,299)
                                                                    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Initial cash acquisition cost, net of cash acquired.......         (21,771,547)
  Additions to property, plant and equipment................            (289,533)
  Additions to franchise costs..............................             (20,108)
  Net proceeds from sale of assets..........................               1,500
                                                                    ------------
     Net cash used in investing activities..................         (22,079,688)
                                                                    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions.....................................          21,836,449
  Proceeds from interpartnership debt.......................          13,119,981
  Payments on interpartnership debt.........................            (364,407)
                                                                    ------------
     Net cash provided by financing activities..............          34,592,023
                                                                    ------------
  Increase in cash..........................................             145,036
  Cash, beginning of period.................................                  --
                                                                    ------------
  Cash, end of period.......................................        $    145,036
                                                                    ============
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid.............................................        $    536,877
                                                                    ============

The accompanying notes are an integral part of these financial statements.

                       RIFKIN CABLE INCOME PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Rifkin Cable Income Partners L.P. (the "Partnership") was originally formed in 1986 as a limited partnership under the laws of the State of Delaware. The Partnership owns, operates and develops cable television systems in Missouri and New Mexico.

ACQUISITION BY INTERLINK COMMUNICATIONS PARTNERS, LLLP AND BASIS OF PRESENTATION

     Effective December 31, 1998, Interlink Communications Partners, LLLP ("ICP") acquired all of the Partnership's limited partner interest, and agreed to purchase all of the Partnership's interest for $21.7 million. This transaction was accounted for as a purchase; as such, assets and liabilities were written up to their fair value, resulting in an increase to property, plant and equipment and franchise costs of $6.4 million and $11.7 million, respectively.

     Effective April 1, 1999, ICP completed the purchase of the remaining general partner interest in the Partnership and the Partnership was merged into ICP and ceased to exist as a separate legal entity. The Partnership's financial statements subsequent to that date represent a divisional carve-out from ICP. These financial statements include all the direct costs of operating its business; however, certain assets, liabilities and costs not specifically related to the Partnership's activities were allocated and reflected in the financial position as of September 13, 1999, and the results of its operations and its cash flows for the period January 1, 1999 to September 13, 1999. Allocations from ICP include amounts for debt, interest expense and management expense. Both debt and interest expense were allocated pro rata based on the Partnership's percentage of subscribers to total ICP subscribers. Management expense was allocated in accordance with the management agreement (Note 2). In addition, receivables and payables to ICP are presented in the accompanying financial statements net as amounts due to/from interpartnership. Management believes these allocations were made on a reasonable basis. Nonetheless, the financial information included herein may not necessarily reflect what the financial position and results of operations of the Partnership would have been as a stand-alone entity.

ACQUISITION BY CHARTER COMMUNICATIONS HOLDINGS, LLC

     On February 12, 1999, ICP signed a letter of intent to sell all of ICP's partnership interest to Charter Communications Holdings, LLC ("Charter"). On April 26, 1999, ICP signed a definitive Purchase and Sales Agreement with Charter for the sale of the individual partner's interest. The sales transaction closed on September 13, 1999. These financial statements represent the Partnership just prior to the transaction and do not reflect any related adjustments.

PROPERTY, PLANT AND EQUIPMENT

     Additions to property, plant and equipment are recorded at cost, which in the case of assets constructed includes amounts for material, labor, overhead and capitalized interest, if applicable. Upon sale or retirement of an asset, the related costs and accumulated depreciation were removed from the accounts and any gain or loss is recognized.

     Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Transmission and distribution systems and related
  equipment.................................................    1-15 years
Vehicles, office furniture and fixtures.....................     1-5 years
Land, buildings and leasehold improvements..................    1-30 years

                       RIFKIN CABLE INCOME PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

FRANCHISE COSTS

     Franchise costs are amortized using the straight-line method over the remaining lives of the franchises as of the date they were acquired, ranging from 1 to 18 years. The carrying value is assessed for recoverability by management based on an analysis of undiscounted expected future cash flows. The Partnership's management believes that there has been no impairment thereof as of September 13, 1999.

INCOME TAXES

     No provision for federal or state income taxes is necessary in the financial statements of the Partnership, because as a partnership, it is not subject to federal or state income tax as the tax effect of its activities accrues to the partners.

REVENUE RECOGNITION

     Customer fees are recorded as revenue in the period the service is provided. The cost to acquire the rights to the programming generally is recorded when the product is initially available to be viewed by the customer.

ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion expenses are charged to income during the year in which they are incurred and were not significant for the period shown.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  MANAGEMENT AGREEMENT

     The Partnership has a management agreement with R & A Management, LLC ("RML"). The management agreement provides that RML shall act as manager of the Partnership's CATV systems, and shall be entitled to annual compensation of 5% of the Partnership's CATV revenues, net of certain CATV programming costs. The result of this transaction included the conveyance of the Rifkin management agreement ("Rifkin Agreement") to RML ("RML Agreement"). Expenses incurred pursuant to this agreement and the RML Agreement are disclosed in total on the Statement of Operations.

3.  DEBT

     The Partnership has an interpartnership debt with ICP. Borrowings, including both principal and interest, at September 13, 1999 were $15,621,000 and had an effective interest rate of 8.68%.

     ICP has a term loan and revolving loan agreement with a bank. The amount of the term loan is $150,000,000, and requires varying quarterly payments plus interest commencing September 30, 2001 and continuing through March 31, 2007. On February 1, 1999, the term loan agreement was amended to increase the loan amount to $250,000,000. On July 16, 1999, the term loan agreement was amended again to increase the loan amount to $290,000,000. The interest rate on the term loan is generally the bank's prime rate plus 0% to 1.50%. The weighted average effective rate at September 13, 1999 was 8.74%.

     The revolving loan agreement provided for borrowing up to $100,000,000 at the Company's discretion. At September 13, 1999, $91,000,000 had been drawn against the $100,000,000 commitment. The revolving credit agreement expires on March 31, 2007. The revolver bears an interest rate at the bank's prime rate plus 0% to

                       RIFKIN CABLE INCOME PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

1.50% or LIBOR plus 1.25% to 2.75%. The specific rate is dependent upon the leverage ratio of ICP, which is recalculated quarterly. The weighted average effective interest rate at September 13, 1999 was 8.5%.

     The term loan and revolving loan agreement are collateralized by substantially all assets of ICP and its consolidated entities, including the Partnership.

4.  LEASE COMMITMENTS

     The Partnership leases certain real and personal property under noncancelable operating leases. Future minimum lease payments under these arrangements at September 13, 1999, were as follows:

1999........................................................  $ 60,870
2000........................................................    30,825
2001........................................................    30,000
2002........................................................     8,750
                                                              --------
                                                              $130,445
                                                              ========

     Total rent expense for the period January 1, 1999 to September 13, 1999 was $60,870, including $38,239 relating to cancelable pole rental agreements.

5.  RETIREMENT BENEFITS

     The Partnership has a 401(k) plan for its employees that have been employed by the Partnership for at least one year. Employees of the Partnership can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1999 contribution of $10,000 (as set by the Internal Revenue Service). The Partnership matches participant contributions up to a maximum of 50% of the first 3% of a participant's salary contributed. All participant contributions and earnings are fully vested upon contribution and Partnership contributions and earnings vest 20% per year of employment with the Partnership, becoming fully vested after five years. The Partnership's matching contributions for the period January 1, 1999 to September 13, 1999 were $3,850.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Partnership has a number of financial instruments, none of which are held for trading purposes. The following method and assumptions were used by the Partnership to estimate the fair values of financial instruments as disclosed herein:

     Cash, customer accounts receivable, other receivables, accounts payable and accrued liabilities and customer deposits and prepayments: The carrying value amount approximates fair value because of the short period to maturity.

     The interest rate on debt is adjusted at least quarterly; therefore, the carrying value of debt approximates its fair value.

7.  LITIGATION

     The Partnership could possibly be named as defendant in various actions and proceedings arising from the normal course of business. In all such cases, the Partnership will vigorously defend itself against the litigation and, where appropriate, will file counterclaims. Although the eventual outcome of potential lawsuits cannot be predicted, it is management's opinion that any such lawsuit will not result in liabilities that would have a material affect on the Partnership's financial position or results of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Rifkin Acquisition Partners, L.L.L.P.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of Rifkin Acquisition Partners, L.L.L.P. and its subsidiaries (the "Company") at September 13, 1999, and the results of their operations and their cash flows for the period from January 1, 1999 through September 13, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     As discussed in Note 1 to the financial statements, the Partnership has changed its method of accounting for start up costs in fiscal 1999.

     On September 13, 1999, all of the Partnership's interest were sold to Charter Communications, LLC. These financial statements represent the Partnership just prior to that transaction and do not reflect any adjustments related thereto.

/s/ PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
February 15, 2000

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                           CONSOLIDATED BALANCE SHEET

                                                              SEPTEMBER 13, 1999
                                                              ------------------
ASSETS
Cash........................................................     $  4,475,108
Customer accounts receivable, net of allowance for doubtful
  accounts of $292,183......................................        1,258,522
Other receivables...........................................        3,384,472
Prepaid expenses and other..................................        1,616,219
Property, plant and equipment, at cost:
  Cable television transmission and distribution system and
     related equipment......................................      171,842,780
  Land, buildings, vehicles and furniture and fixtures......        8,946,860
                                                                 ------------
                                                                  180,789,640
Less accumulated depreciation...............................      (45,505,661)
                                                                 ------------
     Net property, plant and equipment......................      135,283,979
Franchise costs and other intangible assets, net of
  accumulated amortization of $80,047,118...................      164,685,102
                                                                 ------------
       Total assets.........................................     $310,703,402
                                                                 ============
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accounts payable and accrued liabilities..................     $ 21,110,015
  Customer deposits and prepayments.........................        1,514,732
  Payables to affiliates....................................          303,047
  Interest payable..........................................        3,234,019
  Deferred tax liability, net...............................        5,967,000
  Notes payable.............................................      236,075,000
                                                                 ------------
       Total liabilities....................................      268,203,813
Commitments and contingencies (Notes 5 and 9)
Redeemable partners' interests..............................       16,128,800
Partners' capital (deficit):
  General partner...........................................       (2,951,394)
  Limited partners..........................................       29,029,520
  Preferred equity interest.................................          292,663
                                                                 ------------
       Total partners' capital..............................       26,370,789
                                                                 ------------
          Total liabilities and partners' capital...........     $310,703,402
                                                                 ============

The accompanying notes are an integral part of these consolidated financial statements.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               PERIOD FROM
                                                               JANUARY 1,
                                                              1999 THROUGH
                                                              SEPTEMBER 13,
                                                                  1999
                                                              -------------
REVENUE
Service.....................................................  $ 62,252,012
Installation and other......................................     6,577,154
                                                              ------------
  Total revenue.............................................    68,829,166
COSTS AND EXPENSES
Operating expense...........................................    10,060,135
Programming expense.........................................    15,312,179
Selling, general and administrative expense.................    17,566,230
Depreciation................................................    11,760,429
Amortization................................................    17,681,246
Management fees.............................................     2,406,596
Loss on disposal of assets..................................       996,459
                                                              ------------
  Total costs and expenses..................................    75,783,274
                                                              ------------
Operating loss..............................................    (6,954,108)
Interest expense............................................    16,591,877
                                                              ------------
Loss before income taxes....................................   (23,545,985)
Income tax benefit..........................................    (1,975,000)
                                                              ------------
Loss before cumulative effect of accounting change..........   (21,570,985)
Cumulative effect of accounting change for organizational
  costs.....................................................      (111,607)
                                                              ------------
  Net loss..................................................  $(21,682,592)
                                                              ============

The accompanying notes are an integral part of these consolidated financial statements.

                      RIFKIN ACQUISITION PARTNERS, L.L.L.P
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                             PREFERRED
                                              EQUITY       GENERAL       LIMITED
                                             INTEREST     PARTNERS       PARTNERS        TOTAL
                                             ---------   -----------   ------------   ------------
Partners' capital (deficit), December 31,
  1998.....................................  $ 422,758   $(1,991,018)  $ 55,570,041   $ 54,001,781
  Accretion of redeemable partners'
     interest..............................         --      (743,550)    (5,204,850)    (5,948,400)
  Net loss.................................   (130,095)     (216,826)   (21,335,671)   (21,682,592)
Partners' capital (deficit), September 13,
  1999.....................................  $ 292,663   $(2,951,394)  $ 29,029,520   $ 26,370,789

     The partners' capital accounts for financial reporting purposes vary from the tax capital accounts.

The accompanying notes are an integral part of these consolidated financial statements.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               PERIOD FROM
                                                               JANUARY 1,
                                                              1999 THROUGH
                                                              SEPTEMBER 13,
                                                                  1999
                                                              -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(21,682,592)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................    29,441,675
  Amortization of deferred loan costs.......................       684,095
  Loss on disposal of fixed assets..........................       996,459
  Deferred tax benefit......................................    (1,975,000)
  Changes in accounting for organizational costs............       111,607
  Decrease in customer accounts receivables.................       673,618
  Decrease in other receivables.............................     2,253,299
  Decrease in prepaid expenses and other....................       782,309
  Increase in accounts payable and accrued liabilities......     9,425,421
  Decrease in customer deposits and prepayments.............      (162,168)
  Decrease in interest payable..............................    (4,008,935)
  Increase in payable to affiliates.........................       303,047
                                                              ------------
     Net cash provided by operating activities..............    16,842,835
                                                              ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment..................   (26,692,423)
Proceeds from purchase price adjustment for Tennessee
  trade.....................................................       276,147
Net proceeds from the sale of other assets..................       223,657
                                                              ------------
     Net cash used in investing activities..................   (26,192,619)
                                                              ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term bank debt...........................    11,500,000
                                                              ------------
     Net cash provided by financing activities..............    11,500,000
                                                              ------------
Net increase in cash........................................     2,150,216
Cash, beginning of period...................................     2,324,892
                                                              ------------
Cash, end of period.........................................  $  4,475,108
                                                              ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid...............................................  $ 13,357,858
                                                              ============

The accompanying notes are an integral part of these consolidated financial statements.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL INFORMATION

     Rifkin Acquisition Partners, L.L.L.P. ("the Partnership") was formed pursuant to the laws of the State of Colorado. The Partnership and its subsidiaries are hereinafter referred to on a consolidated basis as the "Company." The Company owns, operates, and develops cable television systems in Georgia, Tennessee and Illinois. Rifkin Acquisition Management, L.P., an affiliate of R & A Management LLC (Note 4), is the general partner of the Partnership ("General Partner").

     The Partnership operates under a limited liability limited partnership agreement (the "Partnership Agreement") which establishes contribution requirements, enumerates the rights and responsibilities of the partners and advisory committee, provides for allocations of income, losses and distributions and defines certain items relating thereto. The Partnership Agreement provides that net income or loss, certain defined capital events and cash distributions, all as defined in the Partnership Agreement, are generally allocated 99% to the limited partners and 1% to the General Partner.

ACQUISITION BY CHARTER COMMUNICATIONS, LLC

     On February 12, 1999, the Company signed a letter of intent for the partners to sell all of their partnership interests to Charter Communications, LLC ("Charter"). On April 26, 1999, the Company signed a definitive Purchase and Sale Agreement with Charter for the sale of the individual partners' interest. The sales transaction closed on September 13, 1999. These statements represent the Company just prior to the transaction and do not reflect any adjustment related thereto.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the following entities:

     Rifkin Acquisition Partners, L.L.L.P.     Cable Equities of Colorado ("CEC")
     Cable Equities of Colorado, Ltd.          Cable Equities, Inc. ("CEI")
       Management Corp. ("CEM")                Rifkin Acquisition Capital Corp. ("RACC")

     All significant intercompany accounts and transactions have been eliminated.

     REVENUE AND PROGRAMMING

     Customer fees are recorded as revenue in the period the service is provided. The cost to acquire the rights to the programming generally is recorded when the product is initially available to be viewed by the customer.

     ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion expenses are charged to income during the year in which they are incurred and were not significant for the period shown.

     PROPERTY, PLANT AND EQUIPMENT

     Additions to property, plant and equipment are recorded at cost, which in the case of assets constructed, includes amounts for material, labor, overhead and interest, if applicable. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Capitalized interest was not significant for the period shown.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings...................................................     27-30years
Cable television transmission and distribution systems and
  related equipment.........................................      3-15years
Vehicles and furniture and fixtures.........................       3-5years

     Expenditures for maintenance and repairs are expensed as incurred.

FRANCHISE COSTS

     Franchise costs are amortized using the straight-line method over the remaining lives of the franchises as of the date they were acquired, ranging from one to twenty years. The carrying value of franchise costs is assessed for recoverability by management based on an analysis of undiscounted future expected cash flows from the underlying operations of the Company. Management believes that there has been no impairment thereof as of September 13, 1999.

OTHER INTANGIBLE ASSETS

     Certain loan costs have been deferred and are amortized to interest expense utilizing the straight-line method over the remaining term of the related debt. Use of the straight-line method approximates the results of the application of the interest method. The net amounts remaining at September 13, 1999 were $5,481,111.

REDEEMABLE PARTNERS' INTERESTS

     The Partnership Agreement provides that if a certain partner dies or becomes disabled, that partner (or his personal representative) shall have the option, exercisable by notice given to the partners at any time within 270 days after his death or disability (except that if that partner dies or becomes disabled prior to August 31, 2000, the option may not be exercised until August 31, 2000 and then by notice by that partner or his personal representative given to the partners within 270 days after August 31, 2000) to sell, and require the General Partner and certain trusts controlled by that partner to sell, and the Partnership to purchase, up to 50% of the partnership interests owned by any of such partners and certain current and former members of management of R&A Management LLC that requests to sell their interest, for a purchase price equal to the fair market value of those interests determined by appraisal in accordance with the Partnership Agreement. Accordingly, the current fair value of such partnership interests have been reclassified outside of partners' capital.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1999, the Company adopted, the Accounting Standards Executive Committee's Statement of Position 98-5 ("SOP 98-5") Reporting on the Costs of Start-Up Activities, which requires the Company to expense all start up costs related to organizing a new business. During the first quarter of 1999, the Company wrote off the net book value of organization costs capitalized in prior years resulting in the recognition of a cumulative effect of accounting change of $111,607.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  INCOME TAXES

     Although the Partnership is not a taxable entity, two corporations (the "Subsidiaries") are included in the consolidated financial statements. These subsidiaries are required to pay taxes on their taxable income, if any.

     The following represents a reconciliation of pre-tax losses as reported in accordance with accounting principles generally accepted in the United States and the losses attributable to the partners and included in their individual income tax returns for the period from January 1, 1999 through September 13, 1999:

Pre-tax loss as reported, including cumulative effect of
  change in accounting principle............................    $ (23,657,592)
(Increase) decrease due to:
  Separately taxed book results of corporate subsidiaries...        5,274,000
  Effect of different depreciation and amortization methods
     for tax and book purposes..............................          672,000
Other.......................................................          (68,408)
                                                                -------------
Tax loss attributed to the partners.........................    $ (17,780,000)
                                                                =============

     The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     As a result of a change in control in 1995, the book value of the Company's net assets was increased to reflect their fair market value. In connection with this revaluation, a deferred income tax liability in the amount of $22,801,000 was established to provide for future taxes payable on the revised valuation of the net assets. A deferred tax benefit of $1,975,000 was recognized for the period from January 1, 1999 through September 13, 1999, reducing the liability to $5,967,000.

     Deferred tax asset (liability) was comprised of the following at September 13, 1999:

Deferred tax assets resulting from loss carryforwards.......    $  13,006,000
Deferred tax liabilities resulting from depreciation and
  amortization..............................................      (18,973,000)
                                                                -------------
Net deferred tax liability..................................    $  (5,967,000)
                                                                =============

     As of September 13, 1999, the Subsidiaries have net operating loss carryforwards ("NOLs") for income tax purposes of $34,589,000 substantially all of which are limited. The NOLs will expire at various times between the years 2000 and 2018. It is the opinion of management that the NOLs will be released from this limitation prior to their expiration dates and, as such, have not been limited in their calculation of deferred taxes. As the result of the sale of the Partnership's interest to Charter, a change in control, as defined in Section 382 of the Internal Revenue Code, has occurred which may limit Charter's ability to utilize these NOLs.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The benefit for taxes differs from the amount which would be computed by applying the statutory federal income tax rate of 35% to the Company's pre-tax loss before cumulative effect of change in accounting principle as a result of the following for the period January 1, 1999 through September 13, 1999:

Tax benefit computed at statutory rate......................    $(8,241,095)
Increase (decrease) due to:
  Tax benefit for non-corporate loss........................      6,395,195
  Permanent differences between financial statement income
     and taxable income.....................................        (36,200)
State income tax............................................       (139,800)
Other.......................................................         46,900
                                                                -----------
Income tax benefit..........................................    $(1,975,000)
                                                                ===========

3.  NOTES PAYABLE

     Debt consisted of the following at September 13, 1999:

Senior Subordinated Notes...................................    $125,000,000
Tranche A Term Loan.........................................      21,575,000
Tranche B Term Loan.........................................      40,000,000
Reducing Revolving Loan.....................................      46,500,000
Senior Subordinated Debt....................................       3,000,000
                                                                ------------
                                                                $236,075,000
                                                                ============

     The notes and loans are collateralized by substantially all of the assets of the Company.

     On January 26, 1996, the Company and its wholly owned subsidiary, RACC (the "Issuers"), co-issued $125,000,000 of 11 1/8% Senior Subordinated Notes (the "Notes") to institutional investors. These notes were subsequently exchanged on June 18, 1996 for publicly registered notes with identical terms. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year. The Notes, which mature on January 15, 2006, can be redeemed in whole or in part, at the Issuers' option, at any time on or after January 15, 2001, at redeemable prices contained in the Notes plus accrued interest. At September 13, 1999, all of the Notes were outstanding (see also Note 8).

     The Company has a $25,000,000 Tranche A term loan with a financial institution. This loan requires quarterly payments of $1,875,000 plus interest commencing on March 31, 2000. Any unpaid balance is due March 31, 2003. The agreement requires what it defines as excess proceeds from the sale of a cable system to be used to retire Tranche A term debt. As a result of the Company selling its assets in the State of Michigan in a prior year, there was $3,425,000 in excess proceeds which were used to pay principal. The interest rate on the Tranche A term loan is either the bank's prime rate plus .25% to 1.75% or LIBOR plus 1.5% to 2.75%.

     The specific rate is dependent upon the senior funded debt ratio which is recalculated quarterly. The weighted average effective interest rate at September 13, 1999 was 7.23%.

     In addition, the Company has a $40,000,000 Tranche B term loan, which requires principal payments of $2,000,000 on March 31, 2002, $18,000,000 on March 31, 2003, and $20,000,000 on March 31, 2004. The Tranche B term loan bears an interest rate of 9.75% and is payable quarterly.

     The Company also has a reducing revolving loan providing for borrowing up to $20,000,000 at the Company's discretion, subject to certain restrictions, and an additional $60,000,000 available to finance acquisitions subject to certain restrictions. The additional financing amount available at September 13, 1999 was $40,000,000. At September 13, 1999, the full $20,000,000 available had been borrowed, and $26,500,000 had been drawn against the $40,000,000 commitment. The amount available for borrowing will decrease

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

annually during its term with changes over the three years following September 13, 1999 as follows: 1999 -- $2,500,000 reduction per quarter and 2000 through 2002 -- $3,625,000 reduction per quarter. Any unpaid balance is due on March 31, 2003. The revolving loan bears an interest rate of either the bank's prime rate plus .25% to 1.75% or LIBOR plus 1.5% to 2.75%. The specific rate is dependent upon the senior funded debt ratio which is recalculated quarterly. The weighted average effective interest rates at September 13, 1999 was 8.92%. The reducing revolving loan includes a commitment fee of 1/2% per annum on the unborrowed balance.

     Certain mandatory prepayments may also be required on the Tranche A term loan, the Tranche B term loan, and the reducing revolving credit based on the Company's cash flow calculations, proceeds from the sale of a cable system or equity contributions. Optional prepayments are allowed, subject to certain restrictions. The related loan agreement contains covenants limiting additional indebtedness, dispositions of assets, investments in securities, distribution to partners, management fees and capital expenditures. In addition, the Company must maintain certain financial levels and ratios. At September 13, 1999, the Company was in compliance with these covenants.

     The Company also has $3,000,000 of senior subordinated debt payable to a Rifkin Partner. The debt has a scheduled maturity, interest rate and interest payment schedule identical to that of the Notes, as discussed above.

     Based on the outstanding debt as of September 13, 1999, the minimum aggregate maturities for the four years following 1999 are: $13,500,000 in 2000, $22,000,000 in 2001, $23,075,000 in 2002, $29,500,000 in 2003 and $20,000,000 in
2004.

     Subsequent to September 13, 1999, $124.1 million of the $125 million in notes outstanding were purchased by Charter Communication and will be reflected as intercompany payable between Charter and RAP. The remaining $900,000 of outstanding notes were delisted and are no longer public.

4.  RELATED PARTY TRANSACTIONS

     The Company has a management agreement with R & A Management LLC ("RML"). The management agreement provides that RML shall manage the Company's CATV systems and shall be entitled to annual compensation of 3.5% of the Company's revenue. Expenses incurred pursuant to this agreement are disclosed in total in the Consolidated Statement of Operations.

     Certain Partnership expenses were paid by Charter and are reflected as Payables to affiliates in the accompanying financial statements.

5.  COMMITMENTS AND RENTAL EXPENSE

     The Company leases certain real and personal property under noncancelable operating leases expiring through the year 2007. Future minimum lease payments under such noncancelable leases as of September 13, 1999 are:

2000........................................................    $  339,320
2001........................................................       269,326
2002........................................................       252,042
2003........................................................       192,027
2004 and thereafter.........................................       393,479
                                                                ----------
                                                                $1,446,194
                                                                ==========

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Total rental expense and the amount included therein which pertains to cancelable pole rental agreements were as follows for the period indicated:

                                                              TOTAL RENTAL   CANCELABLE
                           PERIOD                               EXPENSE      POLE RENTAL
                           ------                             ------------   -----------
For the period January 1, 1999 through September 13, 1999...   $1,105,840     $767,270

6.  COMPENSATION PLANS AND RETIREMENT PLANS

EQUITY INCENTIVE PLAN

     The Company maintains an Equity Incentive Plan (the "Plan") in which certain Rifkin executive officers and key employees, and certain key employees of the Company are eligible to participate. Plan participants in the aggregate, have the right to receive (i) cash payments of up to 2.0% of the aggregate value of all partnership interests of the Company (the "Maximum Incentive Percentage"), based upon the achievement of certain annual Operating Cash Flow (as defined in the Plan) targets for the Company for each of the calendar years 1996 through 2000, and (ii) an additional cash payment equal to up to 0.5% of the aggregate value of all partnership interests of the Company (the "Additional Incentive Percentage"), based upon the achievement of certain cumulative Operating Cash Flow targets for the Company for the five-year period ended December 31, 2000. Subject to the achievement of such annual targets and the satisfaction of certain other criteria based on the Company's operating performance, up to 20% of the Maximum Incentive Percentage will vest in each such year; provided, that in certain events vesting may accelerate. Payments under the Plan are subject to certain restrictive covenants contained in the Notes.

     No amounts are payable under the Plan except upon (i) the sale of substantially all of the assets or partnership interests of the Company or (ii) termination of a Plan participant's employment with Rifkin or the Company, as applicable, due to (a) the decision of the Advisory Committee to terminate such participant's employment due to disability, (b) the retirement of such participant with the Advisory Committee's approval or (c) the death of such Participant. The value of amounts payable pursuant to clause (i) above will be based upon the aggregate net proceeds received by the holders of all of the partnership interests in the Company, as determined by the Advisory Committee, and the amounts payable pursuant to clause (ii) above will be based upon the Enterprise Value determined at the time of such payment. For purposes of the Plan, Enterprise Value generally is defined as Operating Cash Flow for the immediately preceding calendar year times a specified multiple and adjusted based on the Company's working capital.

     The amount expensed for the period January 1, 1999 through September 13, 1999 relating to this plan was $7,440,964. The incentive accrual is recorded in accounts payable and accrued liabilities in the accompanying financial statements.

RETIREMENT BENEFITS

     The Company has a 401(k) plan for employees that have been employed by the Company for at least one year. Employees of the Company can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1999 contribution of $10,000 (as set by the Internal Revenue Service). The Company matches participant contributions up to a maximum of 50% of the first 3% of a participant's salary contributed. All participant contributions and earnings are fully vested upon contribution and Company contributions and earnings vest 20% per year of employment with the Company, becoming fully vested after five years. The Company's matching contribution for the period from January 1, 1999 through September 13, 1999 was $61,178.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has a number of financial instruments, none of which are held for trading purposes. The following method and assumptions were used by the Company to estimate the fair values of financial instruments as disclosed herein:

     Cash, customer accounts receivable, other receivables, accounts payable and accrued liabilities and customer deposits and prepayments: The carrying value amount approximates fair value because of the short period to maturity.

     Debt: The fair value of bank debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The fair value of public Senior Subordinated Notes is based on the market quoted trading value. The fair value of the Company's debt is estimated at $247,637,500 and is carried on the balance sheet at $236,075,000.

8.  SUMMARIZED FINANCIAL INFORMATION

     CEM, CEI and CEC (collectively, the "Guarantors") are all wholly owned subsidiaries of the Company and, together with RACC, constitute all of the Partnership's direct and indirect subsidiaries. Each of the Guarantors provides a full, unconditional, joint and several guaranty of the obligations under the Notes discussed in Note 6. Separate financial statements of the Guarantors are not presented because management has determined that they would not be material to investors.

     The following present summarized financial information of the Guarantors on a combined basis as of September 13, 1999 and for the period January 1, 1999 through September 13, 1999.

BALANCE SHEET

                                                                SEPTEMBER 13,
                                                                    1999
                                                                -------------
Cash........................................................    $     569,544
Accounts and other receivables, net.........................        2,907,837
Prepaid expenses............................................          620,284
Property, plant and equipment, net..........................       52,383,861
Franchise costs and other intangible assets, net............       51,397,528
Accounts payable and accrued liabilities....................       30,186,658
Other liabilities...........................................          669,223
Deferred taxes payable......................................        5,967,000
Notes payable...............................................      140,846,262
Equity (deficit)............................................      (69,790,089)

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     STATEMENT OF OPERATIONS

                                                                 PERIOD FROM
                                                                 JANUARY 1,
                                                                1999 THROUGH
                                                                SEPTEMBER 13,
                                                                    1999
                                                                -------------
Total revenue...............................................     $24,183,281
Total costs and expenses....................................      23,313,494
Interest expense............................................       9,920,062
Income tax benefit..........................................      (1,975,000)
                                                                 -----------
Net loss....................................................     $(7,075,275)
                                                                 ===========

9.  LITIGATION

     The Company could possibly be named as defendant in various actions and proceedings arising from the normal course of business. In all such cases, the Company will vigorously defend itself against the litigation and, where appropriate, will file counterclaims. Although the eventual outcome of potential lawsuits cannot be predicted, it is management's opinion that any such lawsuit will not result in liabilities that would have a material affect on the Company's financial position or results of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Indiana Cable Associates, Ltd.

     In our opinion, the accompanying balance sheet and the related statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Rifkin Cable Income Partners L.P. (the "Partnership") at September 13, 1999, and the results of its operations and its cash flows for the period January 1, 1999 to September 13, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     On September 13, 1999, all of the Partnership's interest were sold to Charter Communications, LLC. These financial statements represent the Partnership just prior to that transaction and do not reflect any adjustments related thereto.

/S/ PRICEWATERHOUSECOOPERS LLP

DENVER, COLORADO
  FEBRUARY 15, 2000

                         INDIANA CABLE ASSOCIATES, LTD.

                                 BALANCE SHEET

                                                                SEPTEMBER 13,
                                                                    1999
                                                              -----------------
ASSETS
Cash........................................................     $   166,550
Customer accounts receivable, less allowance for doubtful
  accounts of $6,523........................................         211,069
Accounts receivable, interpartnership.......................      13,814,907
Other receivables...........................................         436,723
Prepaid expenses and deposits...............................          50,196
Property, plant and equipment, at cost:
  Transmission and distribution systems and related
     equipment..............................................      10,025,106
  Buildings and leasehold improvements......................          55,480
  Vehicles, office furniture and fixtures...................         493,607
  Spare parts and construction inventory....................         101,334
                                                                 -----------
                                                                  10,675,527
Less accumulated depreciation...............................        (838,673)
                                                                 -----------
     Property, plant and equipment, net.....................       9,836,854
Franchise costs, net of accumulated amortization of
  $2,910,123................................................      18,944,392
                                                                 -----------
       Total assets.........................................     $43,460,691
                                                                 ===========
LIABILITIES AND EQUITY
Liabilities:
  Accrued liabilities.......................................     $   263,342
  Customer deposits and prepayments.........................         314,413
  Accounts payable, related party...........................          20,514
  Interpartnership debt.....................................      24,003,000
                                                                 -----------
       Total liabilities....................................      24,601,269
Commitments and contingencies (Notes 4 and 8)
Divisional equity...........................................      18,859,422
                                                                 -----------
       Total equity.........................................      18,859,422
                                                                 -----------
          Total liabilities and equity......................     $43,460,691
                                                                 ===========

The accompanying notes are an integral part of these financial statements.

                         INDIANA CABLE ASSOCIATES, LTD.

                            STATEMENT OF OPERATIONS

                                                              JANUARY 1, 1999 TO
                                                              SEPTEMBER 13, 1999
                                                              -------------------
REVENUE
Service.....................................................      $ 5,267,890
Installation and other......................................          765,902
                                                                  -----------
  Total revenue.............................................        6,033,792
COSTS AND EXPENSES
Operating expense...........................................          631,956
Programming expense.........................................        1,268,904
Selling, general and administrative expense.................        1,143,407
Depreciation................................................        1,009,515
Amortization................................................        2,910,123
Management fees.............................................          301,890
Loss on disposal of assets..................................        2,481,838
                                                                  -----------
  Total costs and expenses..................................        9,747,633
                                                                  -----------
Operating loss..............................................       (3,713,841)
Interest expense............................................          621,956
                                                                  -----------
  Net loss..................................................      $(4,335,797)
                                                                  ===========

The accompany notes are an integral part of these financial statements.

                         INDIANA CABLE ASSOCIATES, LTD.

                              STATEMENT OF EQUITY

                                                                 JANUARY 1, 1999 TO
                                                                 SEPTEMBER 13, 1999
                                                              -------------------------
                                                              DIVISIONAL
                                                                EQUITY         TOTAL
                                                              -----------   -----------
Equity contribution.........................................  $23,195,219   $23,195,219
  Net loss..................................................   (4,335,797)   (4,335,797)
                                                              -----------   -----------
Equity, September 13, 1999..................................  $18,859,422   $18,859,422
                                                              ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         INDIANA CABLE ASSOCIATES, LTD.

                            STATEMENT OF CASH FLOWS

                                                                JANUARY 1, 1999 TO
                                                                SEPTEMBER 13, 1999
                                                                ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................       $ (4,335,797)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................          3,919,638
  Loss on disposal of assets................................          2,481,838
  Increase in customer accounts receivable..................           (125,274)
  Increase in accounts receivable, interpartnership.........        (13,814,907)
  Increase in other receivables.............................           (141,700)
  Decrease in prepaid expenses and deposits.................            102,379
  Increase in accrued liabilities...........................           (634,431)
  Increase in customer deposits and prepayments.............            266,955
  Increase in accounts payable, related party...............             20,514
                                                                   ------------
     Net cash used in operating activities..................        (12,260,785)
                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Initial cash acquisition cost, net of cash acquired.........        (23,086,600)
Purchases of property, plant and equipment..................         (2,054,791)
Proceeds from sale of assets................................              2,734
Additions to franchise costs................................            (25,597)
                                                                   ------------
     Net cash used in investing activities..................        (25,164,254)
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions.......................................         23,195,219
Proceeds from interpartnership debt.........................         14,807,682
Payments on interpartnership debt...........................           (411,312)
                                                                   ------------
     Net cash provided by financing activities..............         37,591,589
                                                                   ------------
Increase in cash............................................            166,550
Cash, beginning of period...................................                 --
                                                                   ------------
Cash, end of period.........................................       $    166,550
                                                                   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid...............................................       $    621,956
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                         INDIANA CABLE ASSOCIATES, LTD.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Indiana Cable Associates, Ltd. (the "Partnership"), a Colorado limited partnership, was originally organized in March 1987 for the purpose of acquiring and operating cable television systems and related operations in Indiana and Illinois.

ACQUISITION BY INTERLINK COMMUNICATIONS PARTNERS, LLLP AND BASIS OF PRESENTATION

     Effective December 31, 1998, Interlink Communications Partners, LLLP ("ICP") acquired all of the Partnership's limited partner interest, and agreed to purchase all of the general Partners' interest for $23.1 million. This transaction was accounted for as a purchase; as such, assets and liabilities were written up to their fair value, resulting in an increase to property, plant and equipment and franchise costs of $7.0 million and $16.8 million, respectively.

     Effective April 1, 1999, ICP completed the purchase of the remaining general partner interest in the Partnership and the Partnership was merged into ICP and ceased to exist as a separate legal entity. The Partnership's financial statements subsequent to that date represent a divisional carve-out from ICP.

     These financial statements include all the direct costs of operating its business; however, certain assets, liabilities and costs not specifically related to the Partnership's activities were allocated and reflected in the financial position as of September 13, 1999, and the results of its operations and its cash flows for the period January 1, 1999 to September 13, 1999. Allocations from ICP include amounts for debt, interest expense and management expense. Both debt and interest expense were allocated pro rata based on the Partnership's percentage of subscribers to total ICP subscribers. Management expense was allocated in accordance with the management agreement (Note 2). In addition, receivables and payables to ICP are presented in the accompanying financial statements net as amounts due to/from interpartnership. Management believes these allocations were made on a reasonable basis. Nonetheless, the financial information included herein may not necessarily reflect what the financial position and results of operations of the Partnership would have been as a stand-alone entity.

ACQUISITION BY CHARTER COMMUNICATIONS HOLDINGS, LLC

     On February 12, 1999, ICP signed a letter of intent to sell all of ICP's partnership interest to Charter Communications Holdings, LLC ("Charter"). On April 26, 1999, ICP signed a definitive Purchase and Sales Agreement with Charter for the sale of the individual partner's interest. The sales transaction closed on September 13, 1999. These financial statements represent the Partnership just prior to the transaction and do not reflect any related adjustments.

PROPERTY, PLANT AND EQUIPMENT

     Additions to property, plant and equipment are recorded at cost, which in the case of assets constructed, include amounts for material, labor, overhead and capitalized interest, if applicable. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

     Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Transmission and distribution systems and related
  equipment.................................................    1-15 years
Buildings and leasehold improvements........................    5-27 years
Vehicles, office furniture and fixtures.....................     2-5 years

                         INDIANA CABLE ASSOCIATES, LTD.

FRANCHISE COSTS

     Franchise costs are amortized using the straight-line method over the remaining lives of the franchises as of the date they were acquired, ranging from 2 to 10 years. The carrying value is assessed for recoverability by management based on an analysis of undiscounted expected future cash flows. The Partnership's management believes that there has been no impairment thereof as of September 13, 1999.

INCOME TAXES

     No provision for federal or state income taxes is necessary in the financial statements of the Partnership, because as a partnership, it is not subject to federal or state income tax as the tax effect of its activities accrues to the partners.

REVENUE RECOGNITION

     Customer fees are recorded as revenue in the period the service is provided. The cost to acquire the rights to the programming generally is recorded when the product is initially available to be viewed by the customer.

ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion expenses are charged to income during the year in which they are incurred and were not significant for the period shown.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  MANAGEMENT AGREEMENT

     The Partnership has a management agreement with R & A Management, LLC ("RML"). The management agreement provides that RML shall manage the Partnership and shall receive annual compensation equal to 5% of gross revenues and an additional 5% if a defined cash flow level is met. The result of this transaction included the conveyance of the Rifkin management agreement (the "Rifkin Agreement") to RML (the "RML Agreement"). Expenses incurred pursuant to this agreement are disclosed in the Consolidated Statement of Operations.

3.  DEBT

     The Partnership has interpartnership debt with ICP. Borrowings, including both principal and interest, at September 13, 1999 were $24,003,000 and had an effective interest rate of 8.68%.

     ICP has a term loan and revolving loan agreement with a bank. The amount of the term loan is $150,000,000, and requires varying quarterly payments plus interest commencing September 30, 2001 and continuing through March 31, 2007. On February 1, 1999, the term loan agreement was amended to increase the loan amount to $250,000,000. On July 16, 1999, the term loan agreement was amended again to increase the loan amount to $290,000,000. The interest rate on the term loan is generally the bank's prime rate plus 0% to 1.50%. The weighted average effective rate at September 13, 1999 was 8.74%.

     The revolving loan agreement provided for borrowing up to $100,000,000 at the Company's discretion. At September 13, 1999, $91,000,000 had been drawn against the $100,000,000 commitment. The revolving credit

                         INDIANA CABLE ASSOCIATES, LTD.

agreement expires on March 31, 2007. The revolver bears an interest rate at the bank's prime rate plus 0% to 1.50% or LIBOR plus 1.25% to 2.75%. The specific rate is dependent upon the leverage ratio of ICP, which is recalculated quarterly. The weighted average effective interest rate at September 13, 1999 was 8.5%.

     The term loan and revolving loan agreement are collateralized by substantially all assets of ICP and its consolidated entities, including the Partnership.

4.  LEASE COMMITMENTS

     The Partnership leases certain real and personal property under noncancelable operating leases. Future minimum lease payments under these arrangements at September 13, 1999, were as follows:

1999........................................................  $ 77,802
2000........................................................    57,386
2001........................................................    45,749
2002........................................................    43,500
2003........................................................    43,500
Thereafter..................................................    40,875
                                                              --------
                                                              $308,812
                                                              ========

     Total rent expense for the period January 1, 1999 to September 13, 1999 was $77,802, including $43,253 relating to cancelable pole rental agreements.

5.  RETIREMENT BENEFITS

     The Partnership has a 401(k) plan for its employees that have been employed by the Partnership for at least one year. Employees of the Partnership can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1999 contribution of $10,000 (as set by the Internal Revenue Service). The Partnership matches participant contributions up to a maximum of 50% of the first 3% of a participant's salary contributed. All participant contributions and earnings are fully vested upon contribution and Partnership contributions and earnings vest 20% per year of employment with the Partnership, becoming fully vested after five years. The Partnership's matching contributions for the period January 1, 1999 to September 13, 1999 were $10,524.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Partnership has a number of financial instruments, none of which are held for trading purposes. The following method and assumptions were used by the Partnership to estimate the fair values of financial instruments as disclosed herein:

     Cash, customer accounts receivable, other receivables, accounts payable and accrued liabilities and customer deposits and prepayments: The carrying value amount approximates fair value because of the short period to maturity.

     The interest rate on debt is adjusted at least quarterly; therefore, the carrying value of debt approximates its fair value.

7.  RELATED PARTY TRANSACTIONS

     Certain Partnership expenses were paid by Charter and are reflected as Payables to affiliates in the accompanying financial statements.

                         INDIANA CABLE ASSOCIATES, LTD.

8.  LITIGATION

     The Partnership could possibly be named as defendant in various actions and proceedings arising from the normal course of business. In all such cases, the Partnership will vigorously defend itself against the litigation and, where appropriate, will file counterclaims. Although the eventual outcome of potential lawsuits cannot be predicted, it is management's opinion that any such lawsuit will not result in liabilities that would have a material affect on the Partnership's financial position or results of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
R/N South Florida Cable Management Limited Partnership

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of R/N South Florida Cable Management Limited Partnership and its subsidiaries (the "Partnership") at September 13, 1999, and the results of their operations and their cash flows for the period January 1, 1999 to September 13, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     On September 13, 1999, all of the Partnership's interest were sold to Charter Communications, LLC. These financial statements represent the Partnership just prior to that transaction and do not reflect any adjustments related thereto.

/s/ PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
February 15, 2000

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET

                                                                      AS OF
                                                                SEPTEMBER 13, 1999
                                                                ------------------
ASSETS
Cash........................................................       $    453,963
Customer accounts receivable, less allowance for doubtful
  accounts of $27,131.......................................            933,646
Accounts receivable, related party..........................            394,142
Accounts receivable, interpartnership.......................         30,273,104
Other receivables...........................................            780,723
Prepaid expenses and deposits...............................            195,198
Property, plant and equipment, at cost:
  Transmission and distribution systems and related
     equipment..............................................         24,629,591
  Vehicles, office furniture and equipment..................          1,131,040
  Leasehold improvements....................................              6,759
  Construction in process and spare parts inventory.........          1,519,099
                                                                   ------------
                                                                     27,286,489
Less accumulated depreciation...............................         (1,935,932)
                                                                   ------------
     Property, plant and equipment, net.....................         25,350,557
Franchise costs, less accumulated amortization of
  $17,527,564...............................................         65,160,673
          Total assets......................................       $123,542,006
                                                                   ============
LIABILITIES AND EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................       $  2,074,095
  Customer deposits and prepayments.........................          1,209,481
  Interpartnership debt.....................................         60,960,000
                                                                   ------------
          Total liabilities.................................         64,243,576
Commitments and contingencies (Notes 4 and 7) Divisional
  equity....................................................         59,298,430
                                                                   ------------
          Total equity......................................         59,298,430
                                                                   ------------
          Total liabilities and equity......................       $123,542,006
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   FOR THE PERIOD
                                                                   JANUARY 1, 1999
                                                                TO SEPTEMBER 13, 1999
                                                                ---------------------
REVENUE
  Service...................................................        $ 14,790,346
  Installation and other....................................           2,725,293
                                                                    ------------
          Total revenue.....................................          17,515,639
COSTS AND EXPENSES
  Operating expense.........................................           2,958,925
  Programming expense.......................................           3,957,126
  Selling, general and administrative expense...............           4,532,320
  Depreciation..............................................           1,997,656
  Amortization..............................................          17,527,564
  Management fees...........................................             700,626
  Loss on disposal of assets................................             685,800
                                                                    ------------
          Total costs and expenses..........................          32,360,017
                                                                    ------------
  Operating loss............................................         (14,844,378)
  Interest expense..........................................             760,517
                                                                    ------------
     Net loss...............................................        $(15,604,895)
                                                                    ============

The accompanying notes are an integral part of these consolidated financial statements.

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP
                        CONSOLIDATED STATEMENT OF EQUITY

                                                                        FOR THE PERIOD
                                                                        JANUARY 1, 1999
                                                                     TO SEPTEMBER 13, 1999
                                                                -------------------------------
                                                                 DIVISIONAL
                                                                   EQUITY             TOTAL
                                                                ------------       ------------
Equity contribution.........................................    $ 74,903,325       $ 74,903,325
  Net loss..................................................     (15,604,895)       (15,604,895)
                                                                ------------       ------------
Divisional equity, September 13, 1999.......................    $ 59,298,430       $ 59,298,430
                                                                ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   FOR THE PERIOD
                                                                   JANUARY 1, 1999
                                                                TO SEPTEMBER 13, 1999
                                                                ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................        $(15,604,895)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................          19,525,221
     Loss on disposal of assets.............................             685,800
     Increase in customer accounts receivable...............            (478,307)
     Increase in accounts receivable, related party.........            (394,142)
     Increase in accounts receivable, intercompany..........         (30,273,104)
     Decrease in other receivables..........................             910,870
     Decrease in prepaid expenses and deposits..............             197,824
     Decrease in accounts payable and accrued liabilities...            (282,445)
     Increase in customer prepayments and deposits..........             519,116
                                                                    ------------
       Net cash used in operating activities................         (25,194,062)
                                                                    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Initial cash acquisition cost, net of cash acquired.......         (74,224,586)
  Purchases of property, plant and equipment................          (4,487,237)
  Additions to franchise costs..............................            (383,932)
  Proceeds from the sale of assets..........................             102,891
                                                                    ------------
       Net cash used in investing activities................         (78,992,864)
                                                                    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions.....................................          74,903,325
  Proceeds from interpartnership debt.......................          30,587,226
  Payments on interpartnership debt.........................            (849,662)
                                                                    ------------
       Net cash provided by financing activities............         104,640,889
                                                                    ------------
Increase in cash............................................             453,963
Cash, beginning of period...................................                  --
Cash, end of period.........................................        $    453,963
                                                                    ============
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid.............................................        $    760,517
                                                                    ============

The accompanying notes are an integral part of these consolidated financial statements.

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

     The accompanying consolidated financial statements include the accounts of R/N South Florida Cable Management Limited Partnership (the "Partnership") and its substantially wholly owned subsidiary, Rifkin/ Narragansett South Florida CATV Limited Partnership (the "Operating Partnership"). Each partnership is a Florida Limited Partnership. The Partnership was originally organized in 1988 for the purpose of being the general partner to the Operating Partnership which is engaged in the installation, ownership, operation and management of cable television systems in Florida.

ACQUISITION BY INTERLINK COMMUNICATIONS PARTNERS, LLLP AND BASIS OF PRESENTATION

     Effective December 31, 1998, Interlink Communications Partners, LLLP ("ICP") acquired all of the Partnership's limited partner interest, and agreed to purchase all of the Partnership's interest for $74.2 million. This transaction was accounted for as a purchase; as such, assets and liabilities were written up to their fair value, resulting in an increase to property, plant and equipment and franchise costs of $5.0 million $77.1 million, respectively.

     Effective July 1, 1999, ICP completed the purchase of the remaining general partner interest in the Partnership and the Partnership was merged into ICP and ceased to exist as a separate legal entity. The Partnership's financial statements subsequent to that date represent a divisional carve-out from ICP. These financial statements include all the direct costs of operating its business; however, certain assets, liabilities and costs not specifically related to the Partnership's activities were allocated and reflected in the financial position as of September 13, 1999, and the results of its operations and its cash flows for the period January 1, 1999 to September 13, 1999. Allocations from ICP include amounts for debt, interest expense and management expense. Both debt and interest expense were allocated pro rata based on the Partnership's percentage of subscribers to total ICP subscribers. Management expense was allocated in accordance with the management agreement (Note 2). In addition, receivables and payables to ICP are presented in the accompanying financial statements net as amounts due to/from interpartnership. Management believes these allocations were made on a reasonable basis. Nonetheless, the financial information included herein may not necessarily reflect what the financial position and results of operations of the Partnership would have been as a stand-alone entity.

ACQUISITION BY CHARTER COMMUNICATIONS HOLDINGS, LLC

     On February 12, 1999, ICP signed a letter of intent to sell all of ICP's partnership interest to Charter Communications Holdings, LLC ("Charter"). On April 26, 1999, ICP signed a definitive Purchase and Sales Agreement with Charter for the sale of the individual partner's interest. The sales transaction closed on September 13, 1999. These financial statements represent the Partnership just prior to the transaction and do not reflect any related adjustments.

PROPERTY, PLANT AND EQUIPMENT

     Additions to property, plant and equipment are recorded at cost, which in the case of assets constructed, include amounts for material, labor, overhead and capitalized interest, if applicable. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Depreciation expense is calculated using the straight-line method of depreciation over the estimated useful lives of the assets as follows:

Transmission and distribution systems and related
  equipment.................................................    1-15 years
Vehicles, office furniture and equipment....................    2-5 years
Leasehold improvements......................................    5 years

FRANCHISE COSTS

     Franchise costs are amortized using the straight-line method over the remaining lives of the franchises as of the date they were acquired, ranging from 2 to 10 years. The carrying value is assessed for recoverability by management based on an analysis of undiscounted expected future cash flows. The Partnership's management believes that there has been no impairment thereof as of September 13, 1999.

INCOME TAXES

     No provision for federal or state income taxes is necessary in the financial statements of the Partnership, because as a partnership, it is not subject to federal or state income tax as the tax effect of its activities accrues to the partners.

REVENUE RECOGNITION

     Customer fees are recorded as revenue in the period the service is provided. The cost to acquire the rights to the programming generally is recorded when the product is initially available to be viewed by the customer.

ADVERTISING AND PROMOTION EXPENSES

     Advertising and promotion expenses are charged to income during the year in which they are incurred and were not significant for the period shown.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. MANAGEMENT AGREEMENT

     The Partnership has a management agreement with R & A Management, LLC ("RML"). The management agreement provides that RML shall manage the Operating Partnership and shall be entitled to annual compensation of 4% of gross revenues. The result of this transaction included the conveyance of the Rifkin management agreement (the "Rifkin Agreement") to RML (the "RML Agreement"). Expenses incurred pursuant to this agreement are disclosed in the Consolidated Statement of Operations.

3. DEBT

     The Partnership has an interpartnership debt with ICP. Borrowings, including both principal and interest, at September 13, 1999 were $60,960,000 and had an effective interest rate of 8.68%.

     ICP has a term loan and revolving loan agreement with a bank. The amount of the term loan is $150,000,000, and requires varying quarterly payments plus interest commencing September 30, 2001 and continuing through March 31, 2007. On February 1, 1999, the term loan agreement was amended to increase

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the loan amount to $250,000,000. On July 16, 1999, the term loan agreement was amended again to increase the loan amount to $290,000,000. The interest rate on the term loan is generally the bank's prime rate plus 0% to 1.50%. The weighted average effective rate at September 13, 1999 was 8.74%.

     The revolving loan agreement provided for borrowing up to $100,000,000 at the Company's discretion. At September 13, 1999, $91,000,000 had been drawn against the $100,000,000 commitment. The revolving credit agreement expires on March 31, 2007. The revolver bears an interest rate at the bank's prime rate plus 0% to 1.50% or LIBOR plus 1.25% to 2.75%. The specific rate is dependent upon the leverage ratio of ICP, which is recalculated quarterly. The weighted average effective interest rate at September 13, 1999 was 8.5%.

     The term loan and revolving loan agreement are collateralized by substantially all assets of ICP and its consolidated entities, including the Partnership.

4. LEASE COMMITMENTS

     The Partnership leases certain real and personal property under noncancelable operating leases. Future minimum lease payments under these arrangements at September 13, 1999, were as follows:

1999........................................................  $203,667
2000........................................................   178,432
2001........................................................   148,399
                                                              --------
                                                              $530,498
                                                              ========

     Total rent expense for the period January 1, 1999 to September 13, 1999 was $187,831, including $68,806 relating to cancelable pole rental agreements.

5. RETIREMENT BENEFITS

     The Operating Partnership has a 401(k) plan for its employees that have been employed by the Operating Partnership for at least one year. Employees of the Operating Partnership can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1999 contribution of $10,000 (as set by the Internal Revenue Service). The Operating Partnership matches participant contributions up to a maximum of 50% of the first 3% of a participant's salary contributed. All participant contributions and earnings are fully vested upon contribution and Operating Partnership contributions and earnings vest 20% per year of employment with the Operating Partnership, becoming fully vested after five years. The Operating Partnership's matching contributions for the period January 1, 1999 to September 13, 1999 were $19,721.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Partnership has a number of financial instruments, none of which are held for trading purposes. The following method and assumptions were used by the Partnership to estimate the fair values of financial instruments as disclosed herein:

     Cash, customer accounts receivable, other receivables, accounts payable and accrued liabilities and customer deposits and prepayments: The carrying value amount approximates fair value because of the short period to maturity.

     The interest rate on debt is adjusted at least quarterly; therefore, the carrying value of debt approximates its fair value.

             R/N SOUTH FLORIDA CABLE MANAGEMENT LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. LITIGATION

     The Partnership could possibly be named as defendant in various actions and proceedings arising from the normal course of business. In all such cases, the Partnership will vigorously defend itself against the litigation and, where appropriate, will file counterclaims. Although the eventual outcome of potential lawsuits cannot be predicted, it is management's opinion that any such lawsuit will not result in liabilities that would have a material affect on the Partnership's financial position or results of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of InterMedia Partners
and InterMedia Capital Partners IV, L.P.

     In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of InterMedia Cable Systems (comprised of components of InterMedia Partners and InterMedia Capital Partners IV, L.P.) at September 30, 1999 and December 31, 1998, and the results of their operations and their cash flows for the nine-months ended September 30, 1999 and for the years ended December 31, 1998 and 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the management of InterMedia Partners and InterMedia Capital Partners IV, L.P.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                  /s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
January 6, 2000

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

                            COMBINED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                -------------    ------------
ASSETS
Accounts receivable, net of allowance for doubtful accounts
  of $903 and $899, respectively............................      $ 14,971         $ 14,425
Receivables from affiliates.................................         7,966            5,623
Prepaid expenses............................................         1,100              423
Other current assets........................................           186              350
                                                                  --------         --------
  Total current assets......................................        24,223           20,821
Intangible assets, net......................................       214,182          255,356
Property and equipment, net.................................       228,676          218,465
Deferred income taxes.......................................        15,279           12,598
Investments and other non-current assets....................           544            2,804
                                                                  --------         --------
  Total assets..............................................      $482,904         $510,044
                                                                  --------         --------
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities....................      $ 15,504         $ 19,230
Deferred revenue............................................        11,151           11,104
Payables to affiliates......................................         2,265            3,158
                                                                  --------         --------
  Total current liabilities.................................        28,920           33,492
Note payable to InterMedia Partners IV, L.P.................       406,975          396,579
Deferred channel launch revenue.............................         3,583            4,045
                                                                  --------         --------
  Total liabilities.........................................       439,478          434,116
                                                                  --------         --------
Commitments and contingencies
Mandatorily redeemable preferred shares.....................        14,934           14,184
Equity......................................................        28,492           61,744
                                                                  --------         --------
  Total liabilities and equity..............................      $482,904         $510,044
                                                                  ========         ========

See accompanying notes to combined financial statements.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

                       COMBINED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                            NINE MONTHS          YEAR ENDED
                                                               ENDED            DECEMBER 31,
                                                           SEPTEMBER 30,    --------------------
                                                               1999           1998        1997
                                                           -------------    --------    --------
REVENUES
Basic and cable services...............................      $105,275       $125,920    $112,592
Pay services...........................................        20,699         23,975      24,467
Other services.........................................        26,815         26,167      25,519
                                                             --------       --------    --------
                                                              152,789        176,062     162,578
COSTS AND EXPENSES
Program fees...........................................        35,579         39,386      33,936
Other direct expenses..................................        15,280         16,580      16,500
Selling, general and administrative expenses...........        33,315         30,787      29,181
Management and consulting fees.........................         2,356          3,147       2,870
Depreciation and amortization..........................        79,325         85,982      81,303
                                                             --------       --------    --------
                                                              165,855        175,882     163,790
                                                             --------       --------    --------
Profit/(loss) from operations..........................       (13,066)           180      (1,212)
                                                             --------       --------    --------
OTHER INCOME (EXPENSE)
Interest expense.......................................       (17,636)       (25,449)    (28,458)
Interest and other income..............................           187            341         429
Gain on sale of investment.............................         1,678             --          --
Gain on sale/exchange of cable systems.................            --         26,218      10,006
Other expense..........................................        (4,397)        (3,188)     (1,431)
                                                             --------       --------    --------
                                                              (20,168)        (2,078)    (19,454)
                                                             --------       --------    --------
Loss before income tax benefit (expense)...............       (33,234)        (1,898)    (20,666)
Income tax benefit (expense)...........................         2,681         (1,623)      4,026
                                                             --------       --------    --------
NET LOSS...............................................      $(30,553)      $ (3,521)   $(16,640)
                                                             ========       ========    ========

See accompanying notes to combined financial statements.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

                    COMBINED STATEMENT OF CHANGES IN EQUITY

                             (DOLLARS IN THOUSANDS)

Balance at January 1, 1997..................................    $ 69,746
Net loss....................................................     (16,640)
Accretion for mandatorily redeemable preferred shares.......        (882)
Net contributions from parent...............................       6,489
                                                                --------
Balance at December 31, 1997................................      58,713
Net loss....................................................      (3,521)
Accretion for mandatorily redeemable preferred shares.......        (945)
Net cash contributions from parent..........................       6,350
In-kind contribution from parent............................       1,147
                                                                --------
Balance at December 31, 1998................................      61,744
Net loss....................................................     (30,553)
Accretion for mandatorily redeemable preferred shares.......        (750)
Net distributions to parent.................................      (1,949)
                                                                --------
Balance at September 30, 1999...............................    $ 28,492
                                                                ========

See accompanying notes to combined financial statements.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

                       COMBINED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                            NINE MONTHS          YEAR ENDED
                                                               ENDED            DECEMBER 31,
                                                           SEPTEMBER 30,    --------------------
                                                               1999           1998        1997
                                                           -------------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...............................................      $(30,553)      $ (3,521)   $(16,640)
Adjustments to reconcile net loss to cash flows from
  operating activities:
  Depreciation and amortization........................        79,325         85,982      81,303
  Loss on disposal of fixed assets.....................         1,497          3,177         504
  Gain on sale of investment...........................        (1,678)            --          --
  Gain on sale/exchange of cable systems...............            --        (26,218)    (10,006)
  Changes in assets and liabilities:
     Accounts receivable...............................          (546)        (1,395)     (2,846)
     Receivables from affiliates.......................        (2,343)        (3,904)       (639)
     Prepaid expenses..................................          (677)           203        (251)
     Other current assets..............................           164           (106)        (10)
     Deferred income taxes.............................        (2,681)         1,623      (4,311)
     Other non-current assets..........................         1,088           (517)        (58)
     Accounts payable and accrued liabilities..........           134         (2,073)      4,436
     Deferred revenue..................................           740          1,208       1,399
     Payables to affiliates............................          (893)           373         469
     Accrued interest..................................        17,636         25,449      28,458
     Deferred channel launch revenue...................        (1,155)         2,895       2,817
                                                             --------       --------    --------
  Cash flows from operating activities.................        60,058         83,176      84,625
                                                             --------       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment..................       (52,848)       (72,673)    (87,253)
  Sale/exchange of cable systems.......................            --           (398)     11,157
  Proceeds from sale of investment.....................         2,850             --          --
  Intangible assets....................................          (871)          (372)       (506)
                                                             --------       --------    --------
  Cash flows from investing activities.................       (50,869)       (73,443)    (76,602)
                                                             --------       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (distributions) contributions to/from parent.....        (1,949)         6,350       6,489
  Net repayment of borrowings..........................        (7,240)       (16,083)    (14,512)
                                                             --------       --------    --------
  Cash flows from financing activities.................        (9,189)        (9,733)     (8,023)
                                                             --------       --------    --------
Net change in cash.....................................            --             --          --
                                                             --------       --------    --------
Cash at beginning of period............................            --             --          --
                                                             --------       --------    --------
Cash at end of period..................................      $     --       $     --    $     --
                                                             ========       ========    ========

See accompanying notes to combined financial statements.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BASIS OF PRESENTATION

THE CHARTER TRANSACTIONS

     InterMedia Partners, a California limited partnership ("IP-I"), and InterMedia Capital Partners IV, L.P., a California limited partnership, ("ICP-IV", together with IP-I, "InterMedia") are affiliated through common control and management. Robin Media Group, Inc. , a Nevada corporation, ("RMG") is a majority owned subsidiary of ICP-IV. On April 20, 1999 InterMedia and certain of its affiliates entered into agreements (the "Agreements") with affiliates of Charter Communications, Inc. ("Charter") to sell and exchange certain of their cable television systems ("the Charter Transactions"). The Charter Transactions closed on October 1, 1999.

     Specifically, ICP-IV and its affiliates sold certain of their cable television systems in Tennessee and Gainesville, Georgia through a combination of asset sales and the sale of their equity interests in RMG, and exchanged their systems in and around Greenville and Spartanburg, South Carolina for Charter systems located in Indiana, Kentucky, Utah and Montana. Immediately upon Charter's acquisition of RMG, IP-I exchanged its cable television systems in Athens, Georgia, Asheville and Marion, North Carolina and Cleveland, Tennessee for RMG's cable television systems located in middle Tennessee.

     The cable systems retained by Charter upon consummation of the Charter Transactions, together with RMG, are referred to as the "InterMedia Cable Systems," or the "Systems."

PRESENTATION

     The accompanying combined financial statements represent the financial position of the InterMedia Cable Systems as of September 30, 1999 and December 31, 1998 and 1997 and the results of their operations and their cash flows for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997. The Systems being sold or exchanged do not individually or collectively comprise a separate legal entity. Accordingly, the combined financial statements have been carved-out from the historical accounting records of InterMedia.

CARVE-OUT METHODOLOGY

     Throughout the periods covered by the combined financial statements, the individual cable systems were operated and accounted for separately. However, the Charter Transactions exclude certain systems (the "Excluded Systems") which were operated as part of the Marion, North Carolina and western Tennessee systems throughout the periods presented in the combined financial statements. For purposes of carving out and excluding the results of operations and financial position of the Excluded Systems from the combined financial statements, management has estimated the revenues, expenses, assets and liabilities associated with each Excluded System based on the ratio of each Excluded System's basic subscribers to the total basic subscribers served by the Marion, North Carolina and western Tennessee systems, respectively. Management believes the basis used for these allocations is reasonable. The Systems' results of operations are not necessarily indicative of future operating results or the results that would have occurred if the Systems were a separate legal entity.

     Management and consulting fees represent an allocation of management fees charged to IP-I and ICP-IV by InterMedia Capital Management, a California limited partnership ("ICM") and InterMedia Management, Inc. ("IMI"), respectively. ICM is a limited partner of IP-I. IMI is the managing member of each of the general partners of IP-I and ICP-IV. These fees are charged at a fixed amount per annum and

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

have been allocated to the Systems based upon the allocated contributed capital of the individual systems as compared to the total contributed capital of InterMedia's subsidiaries.

     As more fully described in Note 9 -- "Related Party Transactions," certain administrative services are also provided by IMI and are charged to all affiliates based on relative basic subscriber percentages.

CASH AND INTERCOMPANY ACCOUNTS

     Under InterMedia's centralized cash management system, cash requirements of its individual operating units were generally provided directly by InterMedia and the cash generated or used by the Systems was transferred to/from InterMedia, as appropriate, through intercompany accounts. The intercompany account balances between InterMedia and the individual operating units, except RMG's intercompany note payable to InterMedia Partners IV, L.P. ("IP-IV"), as described in Note 7 -- "Note Payable to InterMedia Partners IV, L.P.," are not intended to be settled. Accordingly, the balances, other than RMG's note payable to IP-IV, are included in equity and all net cash flows from operations, investing activities and financing activities have been included in the Systems' net (distributions) contributions to/from parent in the combined statements of cash flows.

     IP-I and ICP-IV or its subsidiaries maintain all external debt to fund and manage InterMedia's operations on a centralized basis. The combined financial statements present only the debt and related interest expense of RMG, which was assumed and repaid by Charter pursuant to the Charter Transactions. See Note
7 -- "Note Payable to InterMedia Partners IV, L.P." Debt, unamortized debt issue costs and interest expense related to the financing of the cable systems not owned by RMG have not been allocated to the InterMedia Cable Systems. As such, the level of debt, unamortized debt issue costs and related interest expense presented in the combined financial statements are not representative of the debt that would be required or interest expense incurred if InterMedia Cable Systems were a separate legal entity.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Cable television service revenue is recognized in the period in which services are provided to customers. Deferred revenue generally represents revenue billed in advance and deferred until cable service is provided. Installation fees are recognized immediately into revenue to the extent of direct selling costs incurred. Any fees in excess of such costs are deferred and amortized into income over the period that customers are expected to remain connected to the cable television system.

PROPERTY AND EQUIPMENT

     Additions to property and equipment, including new customer installations, are recorded at cost. Self-constructed fixed assets include materials, labor and overhead. Costs of disconnecting and reconnecting cable service are expensed. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and improvements are capitalized. Capitalized fixed assets are written down to recoverable values whenever recoverability through operations or sale of the systems becomes doubtful. Gains and losses on disposal of property and equipment are included in the Systems' statements of operations when the assets are sold or retired from service.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     Depreciation is computed using the double-declining balance method over the following estimated useful lives:

                                                              YEARS
                                                              ------
Cable television plant......................................   5 --
                                                                10
Buildings and improvements..................................    10
Furniture and fixtures......................................  3 -- 7
Equipment and other.........................................   3 --
                                                                10

INTANGIBLE ASSETS

     The Systems have franchise rights to operate cable television systems in various towns and political subdivisions. Franchise rights are being amortized over the lesser of the remaining franchise lives or the base ten and twelve-year terms of IP-I and ICP-IV, respectively. The remaining lives of the franchises range from one to seventeen years.

     Goodwill represents the excess of acquisition costs over the fair value of net tangible and franchise assets acquired and liabilities assumed and is being amortized on a straight-line basis over the base ten or twelve-year term of IP-I and ICP-IV, respectively.

     Capitalized intangibles are written down to recoverable values whenever recoverability through operations or sale of the systems becomes doubtful. Each year, the Systems evaluate the recoverability of the carrying value of their intangible assets by assessing whether the projected cash flows, including projected cash flows from sale of the systems, is sufficient to recover the unamortized costs of these assets.

INCOME TAXES

     Income taxes reported in InterMedia Cable Systems' combined financial statements represent the tax effects of RMG's results of operations. RMG as a corporation is the only entity within InterMedia Cable Systems which reports a provision/benefit for income taxes. No provision or benefit for income taxes is reported by any of the other cable systems within the InterMedia Cable Systems structure because these systems are currently owned by various partnerships, and, as such, the tax effects of these cable systems' results of operations accrue to the partners.

     RMG accounts for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of receivables, payables, deferred revenue and accrued liabilities approximates fair value due to their short maturity.

3.  SALE AND EXCHANGE OF CABLE PROPERTIES

SALE

     On December 5, 1997, RMG sold its cable television assets serving approximately 7,400 (unaudited) basic subscribers in and around Royston and Toccoa, Georgia. The sale resulted in a gain, calculated as follows:

Proceeds from sale..........................................    $ 11,212
Net book value of assets sold...............................      (1,206)
                                                                --------
Gain on sale................................................    $ 10,006
                                                                ========

EXCHANGE

     On December 31, 1998, certain of the Systems' cable television assets located in and around western and eastern Tennessee ("Exchanged Assets"), serving approximately 10,600 (unaudited) basic subscribers, plus cash of $398 were exchanged for other cable television assets located in and around western and eastern Tennessee, serving approximately 10,000 (unaudited) basic subscribers.

     The cable television assets received have been recorded at fair market value, allocated as follows:

Property and equipment......................................    $  5,141
Franchise rights............................................      24,004
                                                                --------
Total.......................................................    $ 29,145
                                                                ========

     The exchange resulted in a gain of $26,218 calculated as the difference between the fair value of the assets received and the net book value of the Exchanged Assets less cash paid of $398.

4.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Franchise rights.........................................      $ 332,800       $ 332,157
Goodwill.................................................         58,505          58,505
Other....................................................            573             345
                                                               ---------       ---------
                                                                 391,878         391,007
Accumulated amortization.................................       (177,696)       (135,651)
                                                               ---------       ---------
                                                               $ 214,182       $ 255,356
                                                               =========       =========

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

5.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Land.....................................................      $   1,080       $   1,068
Cable television plant...................................        266,848         231,937
Building and improvements................................          5,546           5,063
Furniture and fixtures...................................          3,509           3,170
Equipment and other......................................         29,953          25,396
Construction-in-progress.................................         22,999          18,065
                                                               ---------       ---------
                                                                 329,935         284,699
Accumulated depreciation.................................       (101,259)        (66,234)
                                                               ---------       ---------
                                                               $ 228,676       $ 218,465
                                                               =========       =========

6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Accounts payable.........................................      $  4,793         $  1,780
Accrued program costs....................................         1,504            1,897
Accrued franchise fees...................................         2,659            4,676
Accrued copyright fees...................................           145              406
Accrued capital expenditures.............................         1,355            5,215
Accrued payroll costs....................................         2,746            1,784
Accrued property and other taxes.........................         1,524              862
Other accrued liabilities................................           778            2,610
                                                               --------         --------
                                                               $ 15,504         $ 19,230
                                                               ========         ========

7.  NOTE PAYABLE TO INTERMEDIA PARTNERS IV, L.P.

     RMG's note payable to IP-IV consists of the following:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Intercompany revolving credit facility, $1,200,000
  commitment as of September 30, 1999, interest currently
  at 6.60% payable on maturity, matures December 31,
  2006...................................................      $406,975         $396,579
                                                               ========         ========

     RMG's debt is outstanding under an intercompany revolving credit facility executed with IP-IV. The revolving credit facility currently provides for $1,200,000 of available credit.

     RMG's intercompany revolving credit facility requires repayment of the outstanding principal and accrued interest on the earlier of (i) December 31, 2006, or (ii) acceleration of any of IP-IV's obligations to repay under its bank debt outstanding under its revolving credit facility ("IP-IV Revolving Credit Facility")

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

and term loan agreement ("IP-IV Term Loan", together with the IP-IV Revolving Credit Facility, the "IP-IV Bank Facility") dated July 30, 1996.

     On October 1, 1999, Charter assumed and repaid RMG's intercompany revolving credit facility pursuant to the Charter Transactions.

     Interest rates under RMG's intercompany revolving credit facility are calculated monthly and are referenced to those made available under the IP-IV Bank Facility. Interest rates ranged from 6.21% to 6.96% during the nine months ended September 30, 1999.

     Advances under the IP-IV Bank Facility are available under interest rate options related to the base rate of the administrative agent for the IP-IV Bank Facility ("ABR") or LIBOR. Interest rates on borrowings under the IP-IV Term Loan vary from LIBOR plus 1.75% to LIBOR plus 2.00% or ABR plus 0.50% to ABR plus 0.75% based on IP-IV's ratio of debt outstanding to annualized quarterly operating cash flow ("Senior Debt Ratio"). Interest rates on borrowings under the IP-IV Revolving Credit Facility also vary from LIBOR plus 0.625% to LIBOR plus 1.50% or ABR to ABR plus 0.25% based on IP-IV's Senior Debt Ratio. The IP-IV Bank Facility requires quarterly payment of fees on the unused portion of the IP-IV Revolving Credit Facility of 0.375% per annum when the Senior Debt Ratio is greater than 4.0:1.0 and at 0.25% when the Senior Debt Ratio is less than or equal to 4.0:1.0.

     The terms and conditions of RMG's intercompany debt agreement are not necessarily indicative of the terms and conditions which would be available if the Systems were a separate legal entity.

8.  MANDATORILY REDEEMABLE PREFERRED SHARES

     RMG has Redeemable Preferred Stock outstanding at September 30, 1999 and December 31, 1998, which has an annual dividend of 10.0% and participates in any dividends paid on the common stock at 10.0% of the dividend per share paid on the common stock. The Redeemable Preferred Stock bears a liquidation preference of $12,000 plus any accrued but unpaid dividends at the time of liquidation and is mandatorily redeemable on September 30, 2006 at the liquidation preference amount. Pursuant to the terms of the Agreements, upon consummation of the Charter Transactions, Charter redeemed RMG's Redeemable Preferred Stock at the liquidation preference amount.

9.  RELATED PARTY TRANSACTIONS

     ICM and IMI provide certain management services to IP-I and ICP-IV, respectively, for per annum fixed fees, of which 20% per annum is deferred and payable in each following year in order to support InterMedia's debt. Management fees charged to InterMedia for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997 amounted to $4,059, $5,410 and $6,395, respectively, of which $2,356, $3,147 and $2,870, respectively, has been charged to the Systems.

     IMI has entered into agreements with both IP-I and ICP-IV to provide accounting and administrative services at cost. Under the terms of the agreements, the expenses associated with rendering these services are charged to the Systems and other affiliates based upon relative basic subscriber percentages. Management believes this method to be reflective of the actual cost. IMI also pays on behalf of the Systems and other affiliates "pass through costs" that are specifically identifiable to the Systems and other affiliates. These include, but are not limited to programming fees and copyright fees. During the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, IMI administrative fees charged to the Systems totaled $3,093, $3,657 and $4,153, respectively. Receivables from affiliates at September 30, 1999 and

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

December 31, 1998 include $5,873 and $52, respectively, of advances to IMI, net of administrative fees charged by IMI and operating expenses paid by IMI on behalf of the Systems.

     IP-I is majority-owned, and ICP-IV is owned in part, by AT&T Broadband & Internet Services ("AT&TBIS"), formerly Tele-Communications, Inc. As affiliates of AT&TBIS, IP-I and ICP-IV are able to purchase programming services from a subsidiary of AT&TBIS. Management believes that the overall programming rates made available through this relationship are lower than the Systems could obtain separately. Such volume rates may not continue to be available in the future should AT&TBIS's ownership interest in InterMedia significantly decrease. Program fees charged by the AT&TBIS subsidiary to the Systems for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997 amounted to $26,352, $30,884 and $26,815, respectively. Payables to affiliates include programming fees payable to the AT&TBIS subsidiary of $2,918 at December 31, 1998. There were no programming fees payable to the AT&TBIS subsidiary at September 30, 1999.

     On January 1, 1998 an affiliate of AT&TBIS entered into agreements with InterMedia to manage the Systems' advertising business and related services for an annual fixed fees per advertising sales subscriber as defined by the agreements. In addition to the annual fixed fee, AT&TBIS is entitled to varying percentage shares of the incremental growth in annual cash flows from advertising sales above specified targets. Management fees charged by the AT&TBIS subsidiary for the nine months ended September 30, 1999 and the year ended December 31, 1998 amounted to $227 and $292, respectively. Receivables from affiliates at September 30, 1999 and December 31, 1998 include $2,034 and $3,437, respectively, of receivable from AT&TBIS for advertising sales.

     As part of its normal course of business the Systems are involved in transactions with affiliates of InterMedia which own and operate cable television systems. Such transactions include purchases and sales, at cost, of inventories used in construction of cable plant. Receivables from affiliates at September 30, 1999 and December 31, 1998 include $59 and $2,134, respectively, of receivables from affiliated systems. Payables to affiliates at September 30, 1999 and December 31, 1998 include $2,265 and $208, respectively, of payables to affiliated systems.

10.  CABLE TELEVISION REGULATION

     Cable television legislation and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past, and may in the future, materially affect the Systems and the cable television industry.

     The cable industry is currently regulated at the federal and local levels under the Cable Act of 1984, the Cable Act of 1992 ("the 1992 Act"), the Telecommunications Act of 1996 (the "1996 Act") and regulations issued by the Federal Communications Commission ("FCC") in response to the 1992 Act. FCC regulations govern the determination of rates charged for basic, expanded basic and certain ancillary services, and cover a number of other areas including customer services and technical performance standards, the required transmission of certain local broadcast stations and the requirement to negotiate retransmission consent from major network and certain local television stations. Among other provisions, the 1996 Act eliminated rate regulation on the expanded basic tier effective March 31, 1999.

     Current regulations issued in conjunction with the 1992 Act empower the FCC and/or local franchise authorities to order reductions of existing rates which exceed the maximum permitted levels and to require refunds measured from the date a complaint is filed in some circumstances or retroactively for up to one year in other circumstances. Management believes it has made a fair interpretation of the 1992 Act and related

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

FCC regulations in determining regulated cable television rates and other fees based on the information currently available. However, complaints have been filed with the FCC on rates for certain franchises and certain local franchise authorities have challenged existing and prior rates. Further complaints and challenges could be forthcoming, some of which could apply to revenue recorded in 1999 and prior years. Management believes that the effect, if any, of these complaints and challenges will not be material to the Systems' financial position or results of operations.

     Many aspects of regulation at the federal and local levels are currently the subject of judicial review and administrative proceedings. In addition, the FCC is required to conduct rulemaking proceedings to implement various provisions of the 1996 Act. It is not possible at this time to predict the ultimate outcome of these reviews or proceedings or their effect on the Systems.

11.  COMMITMENTS AND CONTINGENCIES

     The Systems are committed to provide cable television services under franchise agreements with remaining terms of up to seventeen years. Franchise fees of up to 5% of gross revenues are payable under these agreements.

     Current FCC regulations require that cable television operators obtain permission to retransmit major network and certain local television station signals. The Systems have entered into long-term retransmission agreements with all applicable stations in exchange for in-kind and/or other consideration.

     InterMedia has been named in purported and certified class actions in various jurisdictions concerning late fee charges and practices. Certain cable systems owned by InterMedia charge late fees to customers who do not pay their cable bills on time. These late fee cases challenge the amount of the late fees and the practices under which they are imposed. The plaintiffs raise claims under state consumer protection statutes, other state statutes and common law. The plaintiffs generally allege that the late fees charged by InterMedia's cable systems, including the Systems in the States of Tennessee, South Carolina and Georgia are not reasonably related to the costs incurred by the cable systems as a result of the late payment. The plaintiffs seek to require cable systems to reduce their late fees on a prospective basis and to provide compensation for alleged excessive late fee charges for past periods. These cases are either at the early stages of the litigation process or are subject to a case management order that sets forth a process leading to mediation. Based upon the facts available management believes that, although no assurances can be given as to the outcome of these actions, the ultimate disposition of these matters should not have a material adverse effect upon the financial condition of the Systems.

     In the Spring of 1999 the Tennessee Department of Revenue ("TDOR") proposed legislation that was passed by the Tennessee State Legislature which replaced the former Amusement Tax with a new sales tax on all cable service revenues in excess of fifteen dollars per month effective September 1, 1999. The new tax is computed at a rate approximately equal to the former effective tax rate.

     Prior to the passage of this legislation, the TDOR suggested that under its interpretation of the former legislation it could assess, for prior periods up to three years, additional taxes on expanded basic service revenue. Management believes that based on subsequent correspondence with the TDOR that the TDOR will not pursue additional taxes under the former amusement tax legislation.

     The Systems are subject to other claims and litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation or other claims will not have a material effect on the Systems' financial position or results of operations.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     The Systems have entered into pole rental agreements and lease certain of its facilities and equipment under non-cancelable operating leases. Minimum rental commitments at September 30, 1999 for the next five years and thereafter under non-cancelable operating leases related to the Systems are as follows:

1999........................................................  $  169
2000........................................................     623
2001........................................................     580
2002........................................................     366
2003........................................................     252
2004 and thereafter.........................................   1,080
                                                              ------
                                                              $3,070
                                                              ======

     Rent expense, including pole rental agreements, for the nine months ended September 30, 1999 and for the years ended December 31, 1998 and 1997 was $2,243, $2,817 and $2,828, respectively.

12.  INCOME TAXES

     Income tax benefit (expense) consists of the following:

                                                       NINE MONTHS         YEAR ENDED
                                                          ENDED           DECEMBER 31,
                                                      SEPTEMBER 30,    ------------------
                                                          1999          1998       1997
                                                      -------------    -------    -------
Current federal...................................       $     --      $    --    $  (285)
Deferred federal..................................          2,415       (1,454)     3,813
Deferred state....................................            266         (169)       498
                                                         --------      -------    -------
                                                         $  2,681      $(1,623)   $ 4,026
                                                         ========      =======    =======

     Deferred income taxes relate to temporary differences as follows:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Property and equipment...................................      $  (7,425)      $  (7,258)
Intangible assets........................................        (10,514)        (12,930)
                                                               ---------       ---------
                                                                 (17,939)        (20,188)
Loss carryforward -- federal.............................         31,924          31,547
Loss carryforward -- state...............................            341             297
Other....................................................            953             942
                                                               ---------       ---------
                                                               $  15,279       $  12,598
                                                               =========       =========

     At December 31, 1998, RMG had net operating loss carryforwards for federal income tax purposes aggregating $92,785, which expire through 2018. RMG is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain substantial changes in RMG's ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards which can be utilized.

     InterMedia's management has not established a valuation allowance to reduce the deferred tax assets related to RMG's unexpired net operating loss carryforwards. Due to an excess of appreciated asset value over

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

the tax basis of RMG's net assets, management believes it is more likely than not that the deferred tax assets related to unexpired net operating losses will be realized.

     A reconciliation of the tax benefit (expense) computed at the statutory federal rate and the benefit (expense) reported in the accompanying combined statements of operations is as follows:

                                                   NINE MONTHS           YEAR ENDED
                                                      ENDED             DECEMBER 31,
                                                  SEPTEMBER 30,    ----------------------
                                                      1999           1998         1997
                                                  -------------    ---------    ---------
Tax benefit at federal statutory rate.........      $   4,476      $     626    $   4,454
State taxes, net of federal benefit...........            522             73          498
Goodwill amortization.........................         (1,675)        (2,309)      (2,056)
Realization of acquired tax benefit...........             --             --          346
Other.........................................           (642)           (13)         784
                                                    ---------      ---------    ---------
                                                    $   2,681      $  (1,623)   $   4,026
                                                    =========      =========    =========

13.  CHANNEL LAUNCH REVENUE

     During 1997 and 1998, the Systems were credited with amounts representing their share of payments received or to be received by InterMedia from certain programmers to launch and promote their new channels. Of the total amount credited, the Systems recognized advertising revenue of $434, $586 and $1,182 during the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, respectively, for advertisements provided by the Systems to promote the new channels. The remaining amounts credited to the Systems are being amortized over the respective terms of the program agreements which range between five to ten years. For the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, the Systems amortized and recorded as other service revenues $721, $956 and $894, respectively. Also, during 1998 the Systems recorded a receivable from a programmer, of which $853 and $1,791 remained outstanding at September 30, 1999 and December 31, 1998, respectively, for the launch and promotion of its new channel.

14.  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     In connection with RMG's sale of its cable television assets located in Royston and Toccoa, Georgia in December 1997, as described in Note 3 -- "Sale and Exchange of Cable Properties," net cash proceeds received were as follows:

Proceeds from sale..........................................    $ 11,212
Receivable from buyer.......................................         (55)
                                                                --------
  Net proceeds received from buyer..........................    $ 11,157
                                                                ========

     In connection with the exchange of certain cable assets in and around western and eastern Tennessee on December 31, 1998, as described in Note 3, the Systems paid cash of $398.

     In December 1998, IP-IV contributed its 4.99% partner interest in a limited partnership to RMG. The book value of the investment at the time of the contribution was $1,147.

     Total accretion on RMG's Redeemable Preferred Stock for the nine months ended September 30, 1999 and for the years ended December 31, 1998 and 1997 amounted to $750, $945 and $882, respectively.

                            INTERMEDIA CABLE SYSTEMS
(COMPRISED OF COMPONENTS OF INTERMEDIA PARTNERS AND INTERMEDIA CAPITAL PARTNERS
                                   IV, L.P.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

15.  EMPLOYEE BENEFIT PLANS

     The Systems participate in the InterMedia Partners Tax Deferred Savings Plan which covers all full-time employees who have completed at least six months of employment. The plan provides for a base employee contribution of 1% and a maximum of 15% of compensation. The Systems' matching contributions under the plan are at the rate of 50% of the employee's contribution, up to a maximum of 5% of compensation.

                         REPORT OF INDEPENDENT AUDITORS

The Audit Committee
  CHARTER COMMUNICATIONS, INC.

     We have audited the accompanying combined balance sheets of Fanch Cable Systems Sold to Charter Communications, Inc. (comprised of components of TWFanch-one Co., components of TWFanch-two Co., Mark Twain Cablevision, North Texas Cablevision LTD., Post Cablevision of Texas L.P., Spring Green Communications L.P., Fanch Narragansett CSI L.P., Cable Systems Inc., ARH, and Tioga), as of November 11, 1999 and December 31, 1998, and the related combined statements of operations, net assets and cash flows for the period from January 1, 1999 through November 11, 1999 and for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of Fanch Communications, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of North Texas Cablevision, LTD., Spring Green Communications L.P., Cable Systems Inc. and Fanch Narragansett CSI Limited Partnership, which statements reflect total assets of $18,289,788 as of December 31, 1998 and total revenues of $14,562,704 and $11,906,101 for the years ended December 31, 1998 and 1997. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for North Texas Cablevision LTD., Spring Green Communications L.P., Cable Systems Inc. and Fanch Narragansett CSI Limited Partnership, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of Fanch Cable Systems Sold to Charter Communications, Inc. at November 11, 1999 and December 31, 1998, and the combined results of its operations and its cash flows for the period from January 1, 1999 through November 11, 1999 and the years ended December 31, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Denver, Colorado
January 28, 2000

                         REPORT OF INDEPENDENT AUDITORS

The Shareholders
  CABLE SYSTEMS, INC.

The Partners
  FANCH NARRAGANSETT CSI LIMITED PARTNERSHIP

     We have audited the accompanying balance sheets of Cable Systems, Inc. and Fanch Narragansett CSI Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying combined financial statements have been prepared pursuant to Section 5.04(a) of the Loan Agreement between Cable Systems, Inc., Fanch Narragansett CSI Limited Partnership and Fleet National Bank. Generally accepted accounting principles do not recognize consolidated financial statements when a less than 50% ownership ratio exists between two companies. As a result, our opinion is restricted to the individual company statements shown.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable Systems, Inc. and Fanch Narragansett CSI Limited Partnership at December 31, 1998 and 1997, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          /s/ SHIELDS & CO.

March 9, 1999
Englewood, Colorado

                         REPORT OF INDEPENDENT AUDITORS

The Partners
  NORTH TEXAS CABLEVISION, LTD.

     We have audited the accompanying consolidated balance sheets of North Texas Cablevision, Ltd. as of December 31, 1998 and 1997, and the related consolidated statements of operations and partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Texas Cablevision, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ SHIELDS & CO.

March 9, 1999
Englewood, Colorado

                         REPORT OF INDEPENDENT AUDITORS

The Partners
  SPRING GREEN COMMUNICATIONS, L.P.

     We have audited the accompanying balance sheet of Spring Green Communications, L.P. as of December 31, 1998 and 1997, and the related statements of operations and partners' capital and cash flows from inception November 3, 1997, through December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Green Communications, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the periods ended December 31, 1997, and 1998 in conformity with generally accepted accounting principles.

                                          /s/ SHIELDS & CO.

March 10, 1999
Englewood, Colorado

            FANCH CABLE SYSTEMS SOLD TO CHARTER COMMUNICATIONS, INC.
                            COMBINED BALANCE SHEETS

                                                                NOVEMBER 11,    DECEMBER 31,
                                                                    1999            1998
                                                                ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $    568,583    $    809,720
  Accounts receivable, less allowance for doubtful accounts
     of approximately $229,000 and $443,000 in 1999 and
     1998, respectively.....................................       7,424,375       3,236,751
  Prepaid expenses and other current assets.................       1,529,577       1,645,785
                                                                ------------    ------------
Total current assets........................................       9,522,535       5,692,256
Property, plant and equipment:
  Transmission and distribution systems and related
     equipment..............................................     325,687,737     200,526,755
  Furniture and equipment...................................      13,704,415       8,389,207
                                                                ------------    ------------
                                                                 339,392,152     208,915,962
  Less accumulated depreciation.............................     (73,807,164)    (52,484,281)
                                                                ------------    ------------
Net property, plant and equipment...........................     265,584,988     156,431,681
Goodwill, net of accumulated amortization of approximately
  $85,370,000 and $63,030,000 in 1999 and 1998,
  respectively..............................................     515,312,398     266,776,690
Subscriber lists, net of accumulated amortization of
  approximately $28,168,000 and $15,024,000 in 1999 and
  1998, respectively........................................      67,444,869      17,615,056
Other intangible assets, net of accumulated amortization of
  approximately $17,157,000 and $14,411,000 in 1999 and
  1998, respectively........................................      12,032,316      11,482,409
                                                                ------------    ------------
Total intangible assets.....................................     594,789,583     295,874,155
Other assets................................................              --       1,050,815
                                                                ============    ============
Total assets................................................    $869,897,106    $459,048,907
                                                                ============    ============
LIABILITIES AND NET ASSETS
Current liabilities:
  Accounts payable and other accrued liabilities............    $  7,065,436    $ 13,630,205
  Subscriber advances and deposits..........................       5,492,869       2,033,992
                                                                ------------    ------------
Total current liabilities...................................      12,558,305      15,664,197
Net assets..................................................     857,338,801     443,384,710
                                                                ------------    ------------
Total liabilities and net assets............................    $869,897,106    $459,048,907
                                                                ============    ============

See accompanying notes.

            FANCH CABLE SYSTEMS SOLD TO CHARTER COMMUNICATIONS, INC.
                       COMBINED STATEMENTS OF OPERATIONS

                                                     PERIOD FROM
                                                     JANUARY 1 TO     YEAR ENDED DECEMBER 31,
                                                     NOVEMBER 11,   ---------------------------
                                                         1999           1998           1997
                                                     ------------   ------------   ------------
Revenues:
  Service.........................................   $165,967,333   $123,183,391   $113,954,539
  Installation and other..........................     19,948,268     17,920,743     16,587,074
                                                     ------------   ------------   ------------
                                                      185,915,601    141,104,134    130,541,613
Operating expenses, excluding depreciation and
  amortization....................................     58,504,674     42,616,007     40,346,214
Selling, general and administrative expenses......     27,071,932     20,361,890     21,363,377
                                                     ------------   ------------   ------------
                                                       85,576,606     62,977,897     61,709,591
Income before other expenses......................    100,338,995     78,126,237     68,832,022
Other expenses:
  Depreciation and amortization...................     62,097,138     45,885,038     61,502,426
  Management fees.................................      6,161,558      3,998,259      3,663,561
  Loss (gain) on disposal of assets...............      8,135,954      6,420,250     (1,229,272)
  Other (income) expense, net.....................       (340,049)       313,693        232,102
                                                     ------------   ------------   ------------
  Net income before tax expense...................     24,284,394     21,508,997      4,663,205
  Income tax expense..............................        197,334        286,451      2,260,369
                                                     ------------   ------------   ------------
Net income........................................   $ 24,087,060   $ 21,222,546   $  2,402,836
                                                     ============   ============   ============

See accompanying notes.

            FANCH CABLE SYSTEMS SOLD TO CHARTER COMMUNICATIONS, INC.

                       COMBINED STATEMENTS OF NET ASSETS

                                                     PERIOD FROM
                                                     JANUARY 1 TO     YEAR ENDED DECEMBER 31,
                                                     NOVEMBER 11,   ---------------------------
                                                         1999           1998           1997
                                                     ------------   ------------   ------------
Net assets at beginning of period.................   $443,384,710   $455,085,231   $481,540,621
Net income........................................     24,087,060     21,222,546      2,402,836
Contributions from (payments to) owners...........    389,867,031    (32,923,067)   (28,858,226)
                                                     ------------   ------------   ------------
Net assets at end of period.......................   $857,338,801   $443,384,710   $455,085,231
                                                     ============   ============   ============

See accompanying notes.

            FANCH CABLE SYSTEMS SOLD TO CHARTER COMMUNICATIONS, INC.

                       COMBINED STATEMENTS OF CASH FLOWS

                                                     PERIOD FROM
                                                    JANUARY 1 TO      YEAR ENDED DECEMBER 31,
                                                    NOVEMBER 11,    ---------------------------
                                                        1999            1998           1997
                                                    -------------   ------------   ------------
OPERATING ACTIVITIES
Net income.......................................   $  24,087,060   $ 21,222,546   $  2,402,836
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization...............      62,097,138     45,885,038     61,502,426
     Loss (gain) on disposal of assets...........       8,135,954      6,420,250     (1,229,272)
     (Increase) decrease in accounts receivable,
       prepaid expenses and other current
       assets....................................      (3,020,601)    (2,053,483)     2,067,370
     (Decrease) increase in accounts payable and
       other accrued liabilities and subscriber
       advances and deposits.....................      (3,105,892)     1,434,091     (4,676,441)
                                                    -------------   ------------   ------------
Net cash provided by operating activities........      88,193,659     72,908,442     60,066,919
INVESTING ACTIVITIES
Acquisition of systems...........................    (413,345,351)            --    (18,243,593)
Purchases of property, plant and equipment.......     (64,956,476)   (39,343,681)   (17,213,637)
Additions to intangibles, net....................              --       (909,674)    (1,116,251)
Proceeds from sale of equipment..................              --        103,028      5,337,321
                                                    -------------   ------------   ------------
Net cash used in investing activities............    (478,301,827)   (40,150,327)   (31,236,160)
FINANCING ACTIVITIES
Contributions from (payments to) owners..........     389,867,031    (32,923,067)   (28,858,226)
                                                    -------------   ------------   ------------
Net cash provided by (used in) financing
  activities.....................................     389,867,031    (32,923,067)   (28,858,226)
Net change in cash and cash equivalents..........        (241,137)      (164,952)       (27,467)
Cash and cash equivalents at beginning of year...         809,720        974,672      1,002,139
                                                    =============   ============   ============
Cash and cash equivalents at end of year.........   $     568,583   $    809,720   $    974,672
                                                    =============   ============   ============

See accompanying notes.

            FANCH CABLE SYSTEMS SOLD TO CHARTER COMMUNICATIONS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                               NOVEMBER 11, 1999

1. BASIS OF PRESENTATION

ACQUISITION BY CHARTER COMMUNICATIONS, INC. AND BASIS OF PRESENTATION

     The Fanch Cable Systems Sold to Charter Communications, Inc. are comprised of the following entities: components of TWFanch-one Co., components of TWFanch-two Co., Mark Twain Cablevision, North Texas Cablevision LTD., Post Cablevision of Texas L.P., Spring Green Communications L.P., Fanch Narragansett CSI L.P., Cable Systems Inc., ARH, and Tioga (the "Combined Systems"). The Combined Systems were managed by Fanch Communications, Inc. (the "Management Company").

     Pursuant to a purchase agreement, dated May 12, 1999 between certain partners ("Partners") of the Combined Systems and Charter Communications, Inc. ("Charter"), the Partners of the Combined Systems entered into a distribution agreement whereby the Partners will distribute and/or sell certain of their cable systems to certain of their respective Partners. These Partners will then sell the Combined Systems through a combination of asset sales and the sale of equity and partnership interests to Charter.

     Accordingly, these combined financial statements of the Combined Systems reflect the "carved out" financial position, results of operations, cash flows and changes in net assets of the operations of the Combined Systems as if they had been operating as a separate company. For purposes of determining the financial statement amounts of the Combined Systems, management excluded certain systems (the "Excluded Systems"). In order to exclude the results of operations and financial position of the Excluded Systems from the combined financial statements, management has estimated certain revenues, expenses, assets and liabilities that are not specifically identified to systems based on the ratio of each Excluded System's basic subscribers to the total basic subscribers served by the respective partnerships. Management believes the basis used for these allocations is reasonable. The Combined Systems' results of operations are not necessarily indicative of future operating results or the results that would have occurred if the Combined Systems were a separate legal entity.

DESCRIPTION OF BUSINESS

     The Combined Systems, operating in various states throughout the United States, are principally engaged in operating cable television systems and related activities under non-exclusive franchise agreements.

PRINCIPLES OF COMBINATION

     The accompanying combined financial statements include the accounts of the Combined Systems, as if the Combined Systems were a single company. All material intercompany balances and transactions have been eliminated.

CASH, INTERCOMPANY ACCOUNTS AND DEBT

     Under the Combined Systems' centralized cash management system, the cash requirements of its individual operating units were generally subsidized by the Management Company and the cash generated or used by the individual operating units was transferred to/from the Management Company, as appropriate, through the use of intercompany accounts. The resulting intercompany account balances are included in net assets and all the net cash generated from (used in) operations, investing activities and financing activities has been included in the Combined Systems' net contributions by (payments to) the Management Company in the combined statements of cash flows. The Management Company maintains external debt to fund and manage operations on a centralized basis. Debt, unamortized loan costs and interest expense of the Management Company have not been allocated to the Combined Systems. As such, the debt, unamortized

            FANCH CABLE SYSTEMS SOLD TO CHARTER COMMUNICATIONS, INC.

1. BASIS OF PRESENTATION (CONTINUED)
loan costs, and related interest are not representative of the debt that would be required or interest expense incurred if the Combined Systems were a separate legal entity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY, PLANT AND EQUIPMENT

     The Combined Systems record additions to property, plant and equipment at cost, which in the case of assets constructed includes amounts for material, labor and overhead. Maintenance and repairs are charged to expense as incurred.

     For financial reporting purposes, the Combined Systems use the straight-line method of depreciation over the estimated useful lives of the assets as follows:

                                                                    LIVES
                                                                    -----
Transmission and distribution systems and related
  equipment                                                     3 to 20 years
Furniture and equipment                                       4 to 8 1/2 years

INCOME TAXES

     The Combined Systems pay an immaterial amount of income taxes. Taxes are paid for Cable Systems, Inc., Hornell, ARH, Tioga, and systems operating in the State of Michigan. The majority of the Combined Systems are various partnerships and, as such, the tax effects of the Combined Systems' results of operations accrue to the partners.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

REVENUE RECOGNITION

     The Combined Systems recognize revenue when services have been delivered. Revenues on long-term contracts are recognized over the term of the contract using the straight-line method.

INTANGIBLES

     Intangibles are recorded at cost and are amortized on a straight-line basis over their estimated useful lives. The estimated useful lives are as follows:

                                                          LIVES
                                                          -----
Goodwill                                     7 to 20 years (7 to 10 in 1997)
Subscriber list                                        3 to 7 years
Other, including franchise costs                      2 to 13 years

     Amortization expense was $38,229,923, $25,955,253, and $44,595,992 for the
period from January 1, 1999 to November 11, 1999 and for the years ended December 31, 1998 and 1997, respectively. Certain of the Combined Systems changed the estimated useful life of goodwill from 7 and 10 years in 1997 to 20 years

            FANCH CABLE SYSTEMS SOLD TO CHARTER COMMUNICATIONS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) effective January 1, 1998 to better match the amortization period to anticipated economic lives of the franchises and to better reflect industry practice. This change in estimate resulted in an increase in net income of approximately $20 million for the year ended December 31, 1998.

3. DISPOSAL OF ASSETS

     During the periods presented, various upgrades were performed on certain plant locations. The cost and accumulated depreciation applicable to the plant replaced has been estimated and recorded as a loss on disposal, which is summarized as follows:

                                                           PERIOD FROM
                                                           JANUARY 1 TO     YEAR ENDED DECEMBER 31
                                                           NOVEMBER 11     -------------------------
                                                               1999           1998          1997
                                                           ------------       ----          ----
Cost...................................................    $12,238,388     $8,606,851    $ 5,529,505
  Accumulated depreciation.............................     (4,102,434)    (2,083,573)    (2,003,191)
  Proceeds.............................................             --       (103,028)    (5,337,321)
  Disposal of intangible assets........................             --             --      2,978,143
  Accumulated amortization.............................             --             --     (2,396,408)
                                                           -----------     ----------    -----------
  Loss (gain) on disposal..............................    $ 8,135,954     $6,420,250    $(1,229,272)
                                                           ===========     ==========    ===========

4. PURCHASE AND SALE OF SYSTEMS

     On March 30, 1997, the Combined Systems acquired cable television systems, including plant and franchise and business licenses, serving communities in the states of Pennsylvania and Virginia. The purchase price was $1.4 million, of which $765,000 was allocated to property, plant and equipment and $635,000 was allocated to intangible assets.

     Concurrent with the purchase of the systems in Pennsylvania on March 30, 1997, the Combined Systems sold certain of these assets, including plant and franchise and business licenses, for $340,000. No gain or loss on this transaction was recorded.

     On June 30, 1997, the Combined Systems acquired cable television systems, including plant and franchise and business licenses, serving communities in the State of Indiana. The purchase price was $6,345,408, of which $2,822,260 was allocated to property, plant and equipment and $3,523,148 was allocated to intangible assets.

     On November 3, 1997, the Combined Systems acquired substantially all of the assets, including franchise and business licenses, for cable systems serving various communities in Wisconsin. The purchase price was $8.7 million, of which $3.9 million was allocated to property, plant and equipment and $4.8 million was allocated to intangible assets.

     On June 12, 1998, the Combined Systems entered into an agreement to acquire cable television systems, including plant and franchise and business licenses, serving communities in the State of Michigan. The purchase price was $42 million, subject to purchase price adjustments. In connection with the agreement, the Combined Systems received an additional $8.76 million in capital contributions. The agreement was completed and the assets were transferred to the Combined Systems on February 1, 1999. The Combined Systems recorded approximately $11.7 million in property, plant and equipment and approximately $30.3 million in intangible assets.

            FANCH CABLE SYSTEMS SOLD TO CHARTER COMMUNICATIONS, INC.

4. PURCHASE AND SALE OF SYSTEMS (CONTINUED)
     On July 8, 1998, the Combined Systems entered into an Asset Purchase Agreement to acquire cable television systems, including plant and franchise and business licenses, serving communities in the states of Maryland, Ohio and West Virginia. The purchase price was $248 million, subject to purchase price adjustments. The transaction was completed and the assets were transferred to the Combined Systems on February 24, 1999. The Combined Systems recorded approximately $39 million to property, plant and equipment and approximately $209 million to intangible assets.

     On January 15, 1999, the Combined Systems entered into an agreement to acquire cable television systems, including plant and franchise and business licenses, serving communities in the State of Michigan from a related party. The purchase price was $70 million, subject to purchase price adjustments. The agreement was completed and the assets were transferred to the Combined Systems on March 31, 1999. In connection with the agreement, the Combined Systems received an additional $25 million in capital contributions. The Combined Systems recorded approximately $14.4 million to property, plant and equipment and approximately $55.6 million to intangible assets.

     On May 12, 1999, the Combined Systems entered into an agreement to acquire the stock of ARH, Ltd. ARH, Ltd. is engaged in the business of owning and operating cable television systems in Texas and West Virginia. The purchase price was $50 million subject to purchase price adjustments. The transaction was completed and the assets were transferred to the Combined Systems on June 22, 1999. The Combined Systems recorded approximately $3.9 million to property, plant and equipment and approximately $46.1 million to intangible assets.

     Unaudited pro forma operating results as though the acquisitions discussed above had occurred at the beginning of the periods, with adjustments to give effect to amortization of franchises and certain other adjustments for the period, are as follows:

                                                      PERIOD FROM
                                                      JANUARY 1 TO     YEAR ENDED
                                                      NOVEMBER 11     DECEMBER 31
                                                          1999            1998
                                                      ------------    -----------
Revenues..........................................    $202,259,532    $197,803,975
Income from operations............................      92,986,581     107,053,905
Net income........................................      27,704,095      32,130,293

     The unaudited pro forma information has been presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been complete as of the assumed date or which may be obtained in the future.

5. RELATED PARTIES

     The Combined Systems have entered into management agreements with the Management Company whose sole stockholder is affiliated with several of the Combined Systems. The Combined Systems have also entered into a management agreement with an entity (the "Affiliated Company") that has ownership interest in certain of the Combined Systems. The agreements provide that the Management Company and the Affiliated Company will manage their respective systems and receive annual compensation equal to 2.5% to 5% of the gross revenues from operations from their respective systems. Management fees were $6,161,558, $4,072,179, and $3,663,560 for the period from January 1, 1999 to November 11, 1999 and the years ended December 31, 1998 and 1997, respectively.

     A company affiliated with the Management Company provides subscriber billing services for a portion of the Combined Systems' subscribers. The Combined Systems incurred fees for monthly billing and related

            FANCH CABLE SYSTEMS SOLD TO CHARTER COMMUNICATIONS, INC.

5. RELATED PARTIES (CONTINUED)
services in the approximate amounts of $362,000, $507,000, and $535,000 for the period from January 1, 1999 to November 11, 1999 and the years ended December 31, 1998 and 1997, respectively.

     The Combined Systems purchase the majority of their programming through the Affiliated Company. Fees incurred for programming were approximately $38,356,000, $24,600,000, and $22,200,000 for the period from January 1, 1999 to
November 11, 1999 and the years ended December 31, 1998 and 1997, respectively.

     The Management Company pays amounts on behalf of and receives amounts from the Combined Systems in the ordinary course of business. Accounts receivable and payable of the Combined Systems include amounts due from and due to the Management Company.

6. COMMITMENTS

     The Combined Systems, as an integral part of their cable operations, have entered into lease contracts for certain items including tower rental, microwave service and office space. Rent expense, including office, tower and pole rent, for the period from January 1, 1999 to November 11, 1999 and the years ended December 31, 1998 and 1997 was approximately $3,110,000, $2,462,866, and
$2,238,394, respectively. The majority of these agreements are on month-to-month arrangements and, accordingly, the Combined Systems have no material future minimum commitments related to these leases.

7. EMPLOYEE BENEFIT PLAN

     The Combined Systems each have a defined contribution plan (the "Plan") which qualifies under section 401(k) of the Internal Revenue Code. Therefore, each system of the Combined Systems participates in the respective plan. Combined Systems contributions were approximately $497,000, $354,000, and $297,000 for the period from January 1, 1999 to November 11, 1999 and the years ended December 31, 1998 and 1997, respectively.

                         REPORT OF INDEPENDENT AUDITORS

Partners
Falcon Communications, L.P.

     We have audited the accompanying consolidated balance sheets of Falcon Communications, L.P. as of December 31, 1998 and November 12, 1999, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1998 and for the period from January 1, 1999 to November 12, 1999 (date of disposition). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Falcon Communications, L.P. at December 31, 1998 and November 12, 1999 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 and for the period from January 1, 1999 to November 12, 1999 (date of disposition), in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Los Angeles, California
March 2, 2000

                          FALCON COMMUNICATIONS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                                                                NOVEMBER 12,
                                                                                    1999
                                                                DECEMBER 31,      (DATE OF
                                                                    1998        DISPOSITION)
                                                                ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS:
  Cash and cash equivalents.................................     $   14,284      $    9,995
  Receivables:
     Trade, less allowance of $670,000 and $1,074,000 for
       possible losses......................................         15,760          18,946
     Affiliates.............................................          2,322           3,511
  Other assets..............................................         16,779          33,456
  Property, plant and equipment, less accumulated
     depreciation and amortization..........................        505,894         553,851
  Franchise cost, less accumulated amortization of
     $226,526,000 and $269,752,000..........................        397,727         370,461
  Goodwill, less accumulated amortization of $25,646,000 and
     $31,636,000............................................        135,308         130,581
  Customer lists and other intangible costs, less
     accumulated amortization of $59,422,000 and
     $127,314,000...........................................        333,017         273,851
  Deferred loan costs, less accumulated amortization of
     $2,014,000 and $3,137,000..............................         24,331          22,623
                                                                 ----------      ----------
                                                                 $1,445,422      $1,417,275
                                                                 ==========      ==========
                             LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES:
  Notes payable.............................................     $1,611,353      $1,711,835
  Accounts payable..........................................         10,341          16,790
  Due to affiliate..........................................             --          15,202
  Accrued expenses..........................................         83,077          56,160
  Customer deposits and prepayments.........................          2,257           8,070
  Deferred income taxes.....................................          8,664           8,393
  Minority interest.........................................            403             541
                                                                 ----------      ----------
TOTAL LIABILITIES...........................................      1,716,095       1,816,991
                                                                 ----------      ----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PARTNERS' EQUITY.................................        133,023         424,280
                                                                 ----------      ----------
PARTNERS' EQUITY (DEFICIT):
  General partners..........................................       (408,369)       (826,681)
  Limited partners..........................................          4,673           2,685
                                                                 ----------      ----------
TOTAL PARTNERS' DEFICIT.....................................       (403,696)       (823,996)
                                                                 ----------      ----------
                                                                 $1,445,422      $1,417,275
                                                                 ==========      ==========

          See accompanying notes to consolidated financial statements.

                          FALCON COMMUNICATIONS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      PERIOD FROM
                                                      YEAR ENDED DECEMBER 31,     JANUARY 1, 1999 TO
                                                      ------------------------     NOVEMBER 12, 1999
                                                         1997         1998       (DATE OF DISPOSITION)
                                                      ----------   -----------   ---------------------
                                                                   (DOLLARS IN THOUSANDS)
REVENUES...........................................    $255,886     $ 307,558          $ 371,617
                                                       --------     ---------          ---------
EXPENSES:
Service costs......................................      75,643        97,832            125,246
General and administrative expenses................      46,437        63,401            139,462
Depreciation and amortization......................     118,856       152,585            196,260
                                                       --------     ---------          ---------
Total expenses.....................................     240,936       313,818            460,968
                                                       --------     ---------          ---------
Operating income (loss)............................      14,950        (6,260)           (89,351)
                                                       --------     ---------          ---------
OTHER INCOME (EXPENSE):
Interest expense, net..............................     (79,137)     (102,591)          (114,993)
Equity in net income (loss) of investee
  partnerships.....................................         443          (176)               (41)
Other income (expense), net........................         885        (2,917)             8,062
Income tax benefit (expense).......................       2,021        (1,897)            (2,509)
                                                       --------     ---------          ---------
Net loss before extraordinary item.................     (60,838)     (113,841)          (198,832)
Extraordinary item, retirement of debt.............          --       (30,642)                --
                                                       --------     ---------          ---------
NET LOSS...........................................    $(60,838)    $(144,483)         $(198,832)
                                                       ========     =========          =========

          See accompanying notes to consolidated financial statements.

                          FALCON COMMUNICATIONS, L.P.

             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                          GENERAL      LIMITED
                                                          PARTNERS     PARTNERS      TOTAL
                                                         ----------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS)
PARTNERS' DEFICIT,
  January 1, 1997.....................................   $  (12,591)  $ (443,908)  $ (456,499)
     Reclassification from redeemable partners'
       equity.........................................           --      100,529      100,529
     Capital contribution.............................           --           53           53
     Net loss for year................................         (609)     (60,229)     (60,838)
                                                         ----------   ----------   ----------
PARTNERS' DEFICIT,
  December 31, 1997...................................      (13,200)    (403,555)    (416,755)
     Reclassification of partners' deficit............     (408,603)     408,603           --
     Redemption of partners' interests................     (155,908)          --     (155,908)
     Net assets retained by the managing general
       partner........................................       (5,392)          --       (5,392)
     Reclassification from redeemable partners'
       equity.........................................       38,350           --       38,350
     Acquisition of Falcon Video and TCI net assets...      280,409           --      280,409
     Capital contributions............................           83           --           83
     Net loss for year................................     (144,108)        (375)    (144,483)
                                                         ----------   ----------   ----------
PARTNERS' EQUITY (DEFICIT)
  December 31, 1998...................................     (408,369)       4,673     (403,696)
     Reclassification to redeemable partners'
       equity.........................................     (291,257)          --     (291,257)
     Capital contributions............................       70,723           --       70,723
     Acquisition of TCI net assets adjustment.........         (934)          --         (934)
     Net loss for period..............................     (196,844)      (1,988)    (198,832)
                                                         ----------   ----------   ----------
PARTNERS' EQUITY (DEFICIT)
  November 12, 1999...................................   $ (826,681)  $    2,685   $ (823,996)
                                                         ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                          FALCON COMMUNICATIONS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     PERIOD FROM
                                                     YEAR ENDED DECEMBER 31,     JANUARY 1, 1999 TO
                                                     ------------------------     NOVEMBER 12, 1999
                                                       1997          1998       (DATE OF DISPOSITION)
                                                     ---------   ------------   ---------------------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss........................................   $(60,838)   $  (144,483)        $  (198,832)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Payment-in-kind interest expense.............     20,444             --                  --
     Amortization of debt discount................         --         19,342              24,103
     Depreciation and amortization................    118,856        152,585             196,260
     Amortization of deferred loan costs..........      2,192          2,526               1,782
     Compensation funded by Managing General
       Partner....................................         --             --              70,723
     Write-off deferred loan costs................         --         10,961                  (4)
     Gain on sale of cable system.................         --             --             (11,069)
     Casualty (gain) loss.........................     (3,476)          (314)                 69
     Equity in net (income) loss of investee
       partnerships...............................       (443)           176                  41
     Provision for losses on receivables, net of
       recoveries.................................      5,714          4,775               4,510
     Deferred income taxes........................     (2,748)         1,111                (271)
     Other........................................      1,319            278                 348
  Increase (decrease) from changes in:
     Receivables..................................     (9,703)        (1,524)             (6,114)
     Other assets.................................     (4,021)           906              (7,194)
     Accounts payable.............................     (1,357)           337               6,450
     Accrued expenses and due to affiliate........     13,773         24,302             (11,634)
     Customer deposits and prepayments............       (175)           633               5,813
                                                     --------    -----------         -----------
     Net cash provided by operating activities....     79,537         71,611              74,981
                                                     --------    -----------         -----------
Cash flows from investing activities:
  Capital expenditures............................    (76,323)       (96,367)           (126,548)
  Increase in intangible assets...................     (1,770)        (7,124)             (3,344)
  Acquisitions of cable television systems........         --        (83,391)            (27,161)
  Cash acquired in connection with the acquisition
     of TCI and Falcon Video Communications,
     L.P..........................................         --            317                  --
  Proceeds from sale of cable system..............         --             --               3,178
  Assets retained by the Managing General
     Partner......................................         --         (3,656)                 --
  Other...........................................      1,806          1,893              (1,871)
                                                     --------    -----------         -----------
     Net cash used in investing activities........    (76,287)      (188,328)           (155,746)
                                                     --------    -----------         -----------
Cash flows from financing activities:
  Borrowings from notes payable...................     37,500      2,388,607           1,153,250
  Repayment of debt...............................    (40,722)    (2,244,752)         (1,076,871)
  Deferred loan costs.............................        (29)       (25,684)                (70)
  Capital contributions...........................         93             --                  --
  Redemption of partners' interests...............         --         (1,170)                 --
  Minority interest capital contributions.........        192             83                 167
                                                     --------    -----------         -----------
     Net cash provided by (used in) financing
       activities.................................     (2,966)       117,084              76,476
                                                     --------    -----------         -----------
Increase (decrease) in cash and cash
  equivalents.....................................        284            367              (4,289)
Cash and cash equivalents, at beginning of
  period..........................................     13,633         13,917              14,284
                                                     --------    -----------         -----------
Cash and cash equivalents, at end of period.......   $ 13,917    $    14,284         $     9,995
                                                     ========    ===========         ===========

          See accompanying notes to consolidated financial statements.

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

FORM OF PRESENTATION

     Falcon Communications, L.P. ("FCLP"), a California limited partnership (the "Partnership") and successor to Falcon Holding Group, L.P. ("FHGLP"), owned and operated cable television systems serving small to medium-sized communities and the suburbs of certain cities in 23 states through November 12, 1999. On September 30, 1998, pursuant to a Contribution and Purchase Agreement dated as of December 30, 1997, as amended (the "Contribution Agreement"), FHGLP acquired the assets and liabilities of Falcon Video Communications, L.P. ("Falcon Video"), in exchange for ownership interests in FHGLP. Simultaneously with the closing of that transaction, in accordance with the Contribution Agreement, FHGLP contributed substantially all of the existing cable television system operations owned by FHGLP and its subsidiaries (including the Falcon Video Systems) to the Partnership and TCI Falcon Holdings, LLC ("TCI") contributed certain cable television systems owned and operated by affiliates of TCI (the "TCI Systems") to the Partnership (the "TCI Transaction"). As a result, Tele-Communications, Inc. held approximately 46% of the equity interest of the Partnership and FHGLP owned the remaining 54% and served as the managing general partner of the Partnership. The TCI Transaction has been accounted for as a recapitalization of FHGLP into the Partnership and the concurrent acquisition by the Partnership of the TCI systems. In March 1999, AT&T and Tele-Communications, Inc. completed a merger under which Tele-Communications, Inc. became a unit of AT&T called AT&T Broadband & Internet Services, which became a general partner of FCLP as a result of a merger.

     On November 12, 1999, Charter Communications Holding Company, LLC ("Charter") acquired the Partnership in a cash and stock transaction valued at approximately $3.6 billion, including assumption of liabilities. Upon closing of the transaction, the Partnership was merged with CC VII Holdings, LLC, a Delaware limited liability company and successor to FCLP.

     The consolidated financial statements include the accounts of the Partnership and its subsidiary holding companies and cable television operating partnerships and corporations, which include Falcon Cable Communications LLC ("Falcon LLC"), a Delaware limited liability company that serves as the general manager of the cable television subsidiaries. Such statements reflect balances immediately prior to the acquisition transaction. The assets contributed by FHGLP in 1998 to the Partnership excluded certain immaterial investments, principally FHGLP's ownership of 100% of the outstanding stock of Enstar Communications Corporation ("ECC"), which is the general partner and manager of fifteen limited partnerships operating under the name "Enstar." ECC's ownership interest in the Enstar partnerships ranges from 0.5% to 5%. Upon the consummation of the TCI Transaction, the management of the Enstar partnerships was assigned to the Partnership by FHGLP. The consolidated statements of operations and statements of cash flows for the year ended December 31, 1998 include FHGLP's interest in ECC for the nine months ended September 30, 1998. The effects of ECC's operations on all previous periods presented are immaterial. On November 12, 1999, Charter acquired ECC.

     FHGLP also controlled, held varying equity interests in and managed certain other cable television partnerships (the "Affiliated Partnerships") for a fee. FHGLP is a limited partnership, the sole general partner of which is Falcon Holding Group, Inc., a California corporation ("FHGI"). FHGI also holds a 1% interest in certain of the subsidiaries of the Partnership. At the beginning of 1998, the Affiliated Partnerships were comprised of Falcon Classic Cable Income Properties, L.P. ("Falcon Classic") whose cable television systems are referred to as the "Falcon Classic Systems," Falcon Video and the Enstar partnerships. As discussed in Note 3, the Falcon Classic Systems were acquired by FHGLP during 1998. The Falcon Video Systems were acquired on September 30, 1998 in connection with the TCI Transaction. As a result of these transactions, the Affiliated Partnerships consist solely of the Enstar partnerships from October 1, 1998 forward.

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES -- (CONTINUED)

     All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements do not give effect to any assets that the partners may have outside their interests in the Partnership, nor to any obligations, including income taxes, of the partners.

CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1997 and 1998 included $4.5 million and $345,000 of investments in commercial paper and short-term investment funds of major financial institutions. There were no such cash equivalents at November 12, 1999.

INVESTMENTS IN AFFILIATED PARTNERSHIPS

     Prior to closing the TCI Transaction, the Partnership was the general partner of certain entities, which in turn acted as general partner of the Affiliated Partnerships. The Partnership's effective ownership interests in the Affiliated Partnerships were less than one percent. The Affiliated Partnerships were accounted for using the equity method of accounting. Equity in net losses were recorded to the extent of the investments in and advances to the partnerships plus obligations for which the Partnership, as general partner, was responsible. The liabilities of the Affiliated Partnerships, other than amounts due the Partnership, principally consisted of debt for borrowed money and related accrued interest. The Partnership's ownership interests in the Affiliated Partnerships were eliminated in 1998 with the acquisition of Falcon Video and Falcon Classic and the retention by FHGLP of its interests in the Enstar partnerships.

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION AND AMORTIZATION

     Property, plant and equipment are stated at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation and amortization is computed using the straight-line method over the following estimated useful lives.

CABLE TELEVISION SYSTEMS:
Headend buildings and equipment............................     10-16 years
Trunk and distribution.....................................      5-15 years
Microwave equipment........................................     10-15 years

OTHER:
Furniture and equipment....................................       3-7 years
Vehicles...................................................      3-10 years
Leasehold improvements.....................................   Life of lease

FRANCHISE COST AND GOODWILL

     The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises and goodwill. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and in the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 28 years (composite 15 year average). Goodwill is amortized over 20 years. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful.

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES -- (CONTINUED)

CUSTOMER LISTS AND OTHER INTANGIBLE COSTS

     Customer lists and other intangible costs include customer lists, covenants not to compete and organization costs which are amortized using the straight-line method over two to five years.

DEFERRED LOAN COSTS

     Costs related to borrowings are capitalized and amortized to interest expense over the life of the related loan.

RECOVERABILITY OF ASSETS

     The Partnership assesses on an ongoing basis the recoverability of intangible assets (including goodwill) and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimates were less than net book value, net book value would then be reduced to estimated fair value, which generally approximates discounted cash flows. The Partnership also evaluates the amortization periods of assets, including goodwill and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

REVENUE RECOGNITION

     Revenues from customer fees, equipment rental and advertising are recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable television system. Management fees are recognized on the accrual basis based on a percentage of gross revenues of the respective cable television systems managed. Effective October 1, 1998, 20% of the management fees from the Enstar partnerships was retained by FHGLP.

DERIVATIVE FINANCIAL INSTRUMENTS

     As part of the Partnership's management of financial market risk and as required by certain covenants in its New Credit Agreement, the Partnership enters into various transactions that involve contracts and financial instruments with off-balance-sheet risk, principally interest rate swap and interest rate cap agreements. The Partnership enters into these agreements in order to manage the interest-rate sensitivity associated with its variable-rate indebtedness. The differential to be paid or received in connection with interest rate swap and interest rate cap agreements is recognized as interest rates change and is charged or credited to interest expense over the life of the agreements. Gains or losses for early termination of those contracts are recognized as an adjustment to interest expense over the remaining portion of the original life of the terminated contract.

INCOME TAXES

     The Partnership and its subsidiaries, except for Falcon First, Inc., are limited partnerships or limited liability companies and pay no income taxes as entities except for nominal taxes assessed by certain state jurisdictions. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At November 12, 1999, the book basis of the Partnership's net assets exceeded its tax basis by $623 million.

ADVERTISING COSTS

     All advertising costs are expensed as incurred.

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES -- (CONTINUED)

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 -- PARTNERSHIP MATTERS

     The Amended and Restated Agreement of Limited Partnership of FCLP ("FCLP Partnership Agreement") provided that profits and losses will be allocated, and distributions will be made, in proportion to the partners' percentage interests. Prior to November 13, 1999, FHGLP was the managing general partner and a limited partner and owned a 54% interest in FCLP, and Tele-Communications, Inc. was a general partner and owned a 46% interest. The partners' percentage interests were based on the relative net fair market values of the assets contributed to FCLP under the Contribution Agreement, as estimated at the closing. The percentage interests were subsequently adjusted to reflect the December 1998 redemption of a small part of FHGLP's partnership interest.

     Through the closing of the sale to Charter, FCLP was required, under certain circumstances, on or after April 1, 2006, to purchase the interests of the non-management limited partners of FHGLP at their then fair value. The estimated redemption value at December 31, 1998 was $133 million and was reflected in the consolidated financial statements as redeemable partners' equity. Such amount was determined based on management's estimate of the relative fair value of such interests under then current market conditions. These limited partners were redeemed from their portion of the Charter sale proceeds as of November 12, 1999 for $424 million, which amount is shown as redeemable partners' equity at that date.

     The Partnership assumed the obligations of FHGLP under the 1993 Incentive Performance Plan (the "Incentive Performance Plan"), but FHGLP funded this obligation from its portion of the Charter sale proceeds. See Note 8.

NOTE 3 -- ACQUISITIONS AND SALES

     In March and July 1998, FHGLP acquired the Falcon Classic Systems for an aggregate purchase price of $83.4 million. Falcon Classic had revenue of approximately $20.3 million for the year ended December 31, 1997.

     As discussed in Note 1, on September 30, 1998 the Partnership acquired the TCI Systems and the Falcon Video Systems in accordance with the Contribution Agreement.

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- ACQUISITIONS AND SALES -- (CONTINUED)
     Sources and uses of funds for each of the transactions were as follows:

                                                                   FALCON
                                                                  CLASSIC       FALCON VIDEO
                                                  TCI SYSTEMS     SYSTEMS         SYSTEMS
                                                  -----------   ------------   --------------
                                                            (DOLLARS IN THOUSANDS)
Sources of Funds:
Cash on hand...................................    $ 11,429       $ 59,038        $ 6,591
Advance under bank credit facilities...........     429,739         56,467         76,800
                                                   --------       --------        -------
  Total sources of funds.......................    $441,168       $115,505        $83,391
                                                   ========       ========        =======
Uses of Funds:
Repay debt assumed from TCI and existing debt
  of Falcon Video, including accrued
  interest.....................................    $429,739       $115,505        $    --
Purchase price of assets.......................          --             --         83,391
Payment of assumed obligations at closing......       6,495             --             --
Transaction fees and expenses..................       2,879             --             --
Available funds................................       2,055             --             --
                                                   --------       --------        -------
  Total uses of funds..........................    $441,168       $115,505        $83,391
                                                   ========       ========        =======

     The following unaudited condensed consolidated statements of operations present the consolidated results of operations of the Partnership as if the acquisitions referred to above had occurred at the beginning of the periods presented and are not necessarily indicative of what would have occurred had the acquisitions been made as of such dates or of results which may occur in the future.

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                  1997         1998
                                                               ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Revenues....................................................   $ 424,994    $ 426,827
Expenses....................................................    (438,623)    (444,886)
                                                               ---------    ---------
  Operating loss............................................     (13,629)     (18,059)
Interest and other expenses.................................    (115,507)    (130,632)
                                                               ---------    ---------
Loss before extraordinary item..............................   $(129,136)   $(148,691)
                                                               =========    =========

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- ACQUISITIONS AND SALES -- (CONTINUED)
     The acquisitions of the TCI Systems, the Falcon Video Systems and the Falcon Classic Systems were accounted for by the purchase method of accounting, whereby the purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, as follows:

                                                        TCI         FALCON           FALCON
                                                      SYSTEMS    VIDEO SYSTEMS   CLASSIC SYSTEMS
                                                      --------   -------------   ---------------
                                                                (DOLLARS IN THOUSANDS)
Purchase Price:
General partnership interests issued...............   $234,457     $ 43,073          $    --
Debt assumed.......................................    275,000      112,196               --
Debt incurred......................................         --           --           83,391
Other liabilities assumed..........................        955        3,315            2,804
Transaction costs..................................      2,879           --               --
                                                      --------     --------          -------
                                                       513,291      158,584           86,195
                                                      --------     --------          -------
Fair Market Value of Net Assets Acquired:
Property, plant and equipment......................     77,992       41,889           33,539
Franchise costs....................................    170,799       36,374            7,847
Customer lists and other intangible assets.........    217,443       53,602           34,992
Other assets.......................................      4,165        2,381            3,164
                                                      --------     --------          -------
                                                       470,399      134,246           79,542
                                                      --------     --------          -------
  Excess of purchase price over fair value of
     assets acquired and liabilities assumed.......   $ 42,892     $ 24,338          $ 6,653
                                                      ========     ========          =======

     The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized using the straight-line method over 20 years.

     The general partnership interests issued in the TCI Transaction were valued in proportion to the estimated fair value of the TCI Systems and the Falcon Video Systems as compared to the estimated fair value of the Partnership's assets, which was agreed upon in the Contribution Agreement by all holders of Partnership interests.

     In January 1999, the Partnership acquired the assets of certain cable systems serving approximately 591 customers in Oregon for $801,000. On March 15, 1999, the Partnership acquired the assets of certain cable systems serving approximately 7,928 customers in Utah for $6.8 million. On March 22, 1999, the Partnership acquired the assets of the Franklin, Virginia system in exchange for the assets of its Scottsburg, Indiana systems and $8 million in cash and recognized a gain of $8.5 million. The Franklin system serves approximately 9,042 customers and the Scottsburg systems served approximately 4,507 customers. On July 30, 1999, the Partnership acquired the assets of certain cable systems serving approximately 6,500 customers in Oregon for $9.5 million.

     On March 1, 1999, the Partnership contributed $2.4 million cash and certain systems located in Oregon with a net book value of $5.6 million to a joint venture with Bend Cable Communications, Inc., which manages the joint venture. The Partnership owns 17% of the joint venture. These systems had been acquired from Falcon Classic in March 1998, and served approximately 3,471 subscribers at March 1, 1999. On March 26, 1999, the Partnership sold certain systems serving approximately 2,550 subscribers in Kansas for $3.0 million and recognized a gain of $2.4 million. The effects of these transactions on results of operations are not material.

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

     The carrying amount approximates fair value due to the short maturity of those instruments.

Notes Payable

     The fair value of the Partnership's 8.375% Senior Debentures and 9.285% Senior Discount Debentures is based on quoted market prices for those issues of debt as of December 31, 1998. The fair value at December 31, 1999 is based on the redemption amounts paid by Charter to retire the obligations after the acquisition by Charter. The fair value of the Partnership's other subordinated notes is based on quoted market prices for similar issues of debt with similar maturities. The carrying amount of the Partnership's remaining debt outstanding approximates fair value due to its variable rate nature.

Interest Rate Hedging Agreements

     The fair value of interest rate hedging agreements is estimated by obtaining quotes from brokers as to the amount either party would be required to pay or receive in order to terminate the agreements.

     The following table depicts the fair value of each class of financial instruments for which it is practicable to estimate that value as of December 31:

                                                  DECEMBER 31, 1998         NOVEMBER 12, 1999
                                               -----------------------   -----------------------
                                                CARRYING       FAIR       CARRYING       FAIR
                                                 VALUE        VALUE        VALUE        VALUE
                                               ----------   ----------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Cash and cash equivalents...................   $   14,284   $   14,284   $    9,995   $    9,995
Notes payable (Note 6):
  8.375% Senior Debentures..................      375,000      382,500      375,000      378,750
  9.285% Senior Discount Debentures.........      294,982      289,275      319,085      321,459
  Bank credit facilities....................      926,000      926,000    1,017,750    1,017,750
  Other Subordinated Notes..................       15,000       16,426           --           --
  Other.....................................          371          371           --           --

                                                NOTIONAL       FAIR       NOTIONAL       FAIR
                                                 AMOUNT       VALUE        AMOUNT       VALUE
                                               ----------   ----------   ----------   ----------
Interest Rate Hedging Agreements (Note 6):
Interest rate swaps.........................   $1,534,713   $  (22,013)  $1,279,713   $   22,518

     The carrying value of interest rate swaps was a net obligation of $9.3 million at December 31, 1998 and $9 million at November 12, 1999. See Note 6(e). The amount of debt on which current interest expense has been affected is $960 million and $745 million for swaps at December 31, 1998 and November 12, 1999, respectively. The balance of the contract totals presented above reflects contracts entered into as of November 12, 1999 which do not become effective until existing contracts expire.

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:

                                                               DECEMBER 31,   NOVEMBER 12,
                                                                   1998           1999
                                                               ------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Cable television systems....................................     $765,641       $862,889
Furniture and equipment.....................................       25,576         29,514
Vehicles....................................................       18,381         19,835
Land, buildings and improvements............................       16,505         16,568
                                                                 --------       --------
                                                                  826,103        928,806
Less accumulated depreciation and amortization..............     (320,209)      (374,955)
                                                                 --------       --------
                                                                 $505,894       $553,851
                                                                 ========       ========

NOTE 6 -- NOTES PAYABLE

     Notes payable consist of:

                                                               DECEMBER 31,   NOVEMBER 12,
                                                                   1998           1999
                                                               ------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
FCLP Only:
  8.375% Senior Debentures(a)...............................    $  375,000     $  375,000
  9.285% Senior Discount Debentures, less unamortized
     discount(a)............................................       294,982        319,085
Owned Subsidiaries:
  Credit Facility(b)........................................       926,000             --
  Amended and Restated Credit Agreement(c)..................            --      1,017,750
  Other subordinated notes(d)...............................        15,000             --
  Other.....................................................           371             --
                                                                ----------     ----------
                                                                $1,611,353     $1,711,835
                                                                ==========     ==========

     (a) 8.375% SENIOR DEBENTURES AND 9.285% SENIOR DISCOUNT DEBENTURES

     On April 3, 1998, FHGLP and its wholly-owned subsidiary, Falcon Funding Corporation ("FFC" and, collectively with FHGLP, the "Issuers"), sold $375,000,000 aggregate principal amount of 8.375% Senior Debentures due 2010 (the "Senior Debentures") and $435,250,000 aggregate principal amount at maturity of 9.285% Senior Discount Debentures due 2010 (the "Senior Discount Debentures" and, collectively with the Senior Debentures, the "Debentures") in a private placement. The Debentures were exchanged for debentures with the same form and terms, but registered under the Securities Act of 1933, as amended, in August 1998.

     In connection with consummation of the TCI Transaction, the Partnership was substituted for FHGLP as an obligor under the Debentures and thereupon FHGLP was released and discharged from any further obligation with respect to the Debentures and the related Indenture. FFC remains as an obligor under the Debentures and is now a wholly owned subsidiary of the Partnership. FFC was incorporated solely for the purpose of serving as a co-issuer of the Debentures and does not have any material operations or assets and will not have any revenues.

     The Senior Discount Debentures were issued at a price of 63.329% per $1,000 aggregate principal amount at maturity, for total gross proceeds of approximately $275.6 million, and will accrete to stated value at an

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -- NOTES PAYABLE -- (CONTINUED)
annual rate of 9.285% until April 15, 2003. The unamortized discount amounted to $140.3 million at December 31, 1998 and $116.2 at November 12, 1999, respectively. After giving effect to offering discounts, commissions and estimated expenses of the offering, the sale of the Debentures (representing aggregate indebtedness of approximately $650.6 million as of the date of issuance) generated net proceeds of approximately $631 million. The Partnership used substantially all the net proceeds from the sale of the Debentures to repay outstanding bank indebtedness.

     (b) CREDIT FACILITY

     On June 30, 1998, the Partnership entered into a $1.5 billion senior credit facility (the "Credit Facility") which replaced its earlier credit facility and provided funds for the closing of the TCI Transaction. See Note 1. The borrowers under the Credit Facility were the operating subsidiaries prior to consummation of the TCI Transaction and, following the TCI Transaction, the borrower is Falcon LLC. The restricted companies, as defined under the Credit Facility, are Falcon LLC and each of its subsidiaries (excluding certain subsidiaries designated as excluded companies from time to time) and each restricted company (other than Falcon LLC) is also a guarantor of the Credit Facility.

     The Credit Facility consisted of three committed facilities (one revolver and two term loans) and one uncommitted $350 million supplemental credit facility (the terms of which will be negotiated at the time the Partnership makes a request to draw on such facility). Facility A is a $650 million revolving credit facility maturing December 29, 2006; Facility B is a $200 million term loan maturing June 29, 2007; and Facility C is a $300 million term loan maturing December 31, 2007. All of Facility C and approximately $126 million of Facility B were funded on June 30, 1998, and the debt outstanding under the Partnership's earlier credit facility of approximately $329 million was repaid. As a result, from June 30, 1998 until September 29, 1998, FHGLP had an excess cash balance of approximately $90 million. Immediately prior to closing the TCI Transaction, approximately $39 million was borrowed under Facility A to discharge certain indebtedness of Falcon Video. In connection with consummation of the TCI Transaction, Falcon LLC assumed the approximately $433 million of indebtedness outstanding under the Credit Facility. In addition to utilizing cash on hand of approximately $63 million, Falcon LLC borrowed the approximately $74 million remaining under Facility B and approximately $366 million under Facility A to discharge approximately $73 million of Falcon Video indebtedness and to retire approximately $430 million of TCI indebtedness assumed as part of the contribution of the TCI Systems. As a result of these borrowings, the amount outstanding under the Credit Facility at December 31, 1998 was $926 million. Subject to covenant limitations, the Partnership had available to it additional borrowing capacity thereunder of $224 million at December 31, 1998. However, limitations imposed by the Partnership's partnership agreement, as amended, would limit available borrowings at December 31, 1998 to $23.1 million.

     (c) AMENDED AND RESTATED CREDIT AGREEMENT

     On November 12, 1999, the Partnership amended the Credit Facility with the Amended and Restated Credit Agreement (the "Amended Agreement") providing for a $1.85 billion senior credit facility. The Amended Agreement consists of four committed facilities (two revolvers and two term loans) and one uncommitted $590 million supplemental credit facility (the terms of which will be negotiated at the time the Partnership makes a request to draw on such facility). Facility A is a $646 million revolving credit facility maturing December 29, 2006; Facility B is a $200 million term loan maturing June 29, 2007; Facility C is a $300 million term loan maturing December 31, 2007; and Facility D is a $110 million supplemental revolving credit facility maturing on December 31, 2007. As a result of borrowings, the amount outstanding under the Amended Agreement at November 12, 1999 was $1.018 billion. The Partnership had available to it additional borrowing capacity thereunder of $235 million. However debt covenants limit the amount that can be

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -- NOTES PAYABLE -- (CONTINUED)
borrowed to $205 million at November 12, 1999, which was subject to limitations imposed by the Partnership's partnership agreement. Charter paid the lenders a fee of $2 million to obtain the Amended Agreement.

     (d) OTHER SUBORDINATED NOTES

     Other subordinated notes consisted of 11.56% Subordinated Notes due March 2001. The subordinated notes were repaid by Charter on November 12, 1999 with accrued interest of $202,000 and a prepayment premium of $1,143,000.

     (e) INTEREST RATE HEDGING AGREEMENTS

     The Partnership utilizes interest rate hedging agreements to establish long-term fixed interest rates on a portion of its variable-rate debt. The Amended Agreement requires that interest be tied to the ratio of consolidated total debt to consolidated annualized cash flow (in each case, as defined therein), and further requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding borrowings thereunder plus any additional borrowings of the Partnership, including the Debentures, for a two year period. As of November 12, 1999, borrowings under the Amended Agreement bore interest at an average rate of 7.51% (including the effect of interest rate hedging agreements). The Partnership has entered into fixed interest rate hedging agreements with an aggregate notional amount at November 12, 1999 of $1.28 billion. Agreements in effect at November 12, 1999 totaled $745 million, with the remaining $535 million to become effective as certain of the existing contracts mature from 2000 through October 2004. These agreements expire at various times through October 2006.

     The hedging agreements resulted in additional interest expense of $350,000, $1.2 million and $3.9 million for the years ended December 31, 1997 and 1998 and for the period from January 1, 1999 to November 12, 1999, respectively. The Partnership does not believe that it has any significant risk of exposure to non-performance by any of its counterparties.

     (f) DEBT MATURITIES

     The Partnership's notes payable outstanding at November 12, 1999 mature as follows:

                                             8.375%       9.285%
                                             SENIOR       SENIOR     NOTES TO
YEAR                                       DEBENTURES   DEBENTURES    BANKS       TOTAL
----                                       ----------   ----------   --------   ----------
                                                       (DOLLARS IN THOUSANDS)
2000....................................    $     --     $     --    $  5,000   $    5,000
2001....................................          --           --       5,000        5,000
2002....................................          --           --       5,000        5,000
2003....................................          --           --       5,000        5,000
2004....................................          --           --       5,000        5,000
Thereafter..............................    $375,000     $435,250    $992,750   $1,803,000

     (G) EXTRAORDINARY ITEM

     Fees and expenses incurred in connection with the repurchase of the Partnership's 11% Notes (the "Notes") on May 19, 1998 and the retirement of the remaining Notes on September 15, 1998 were $19.7 million in the aggregate. In addition, the unamortized portion of deferred loan costs related to the Notes and a previous credit facility, which amounted to $10.9 million in the aggregate, were written off as an extraordinary charge upon the extinguishment of the related debt in 1998.

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     The Partnership leases land, office space and equipment under operating leases expiring at various dates through the year 2039. See Note 9.

     Future minimum rentals for operating leases at November 12, 1999 are as follows:

YEAR                                                                    TOTAL
----                                                            ----------------------
                                                                (DOLLARS IN THOUSANDS)
1999........................................................           $   353
2000........................................................             2,904
2001........................................................             2,527
2002........................................................             2,132
2003........................................................             1,232
Thereafter..................................................             4,612
                                                                       -------
                                                                       $13,760
                                                                       =======

     In most cases, management expects that, in the normal course of business, these leases will be renewed or replaced by other leases. Rent expense amounted to $2.4 million in 1997, $3.1 million in 1998 and $3.6 million for the period from January 1, 1999 to November 12, 1999.

     In addition, the Partnership rents line space on utility poles in some of the franchise areas it serves. These rentals amounted to $3.1 million for 1997, $3.9 million for 1998 and $4.5 million for the period from January 1, 1999 to November 12, 1999. Generally, such pole rental agreements are short-term; however, the Partnership anticipates such rentals will continue in the future.

     Beginning in August 1997, the Partnership elected to self-insure its cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available. In October 1998, the Partnership reinstated third party insurance coverage against damage to its cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible and is intended to limit the Partnership's exposure to catastrophic losses, if any, in future periods. Management believes that the relatively small size of the Partnership's markets in any one geographic area, coupled with their geographic separation, will mitigate the risk that the Partnership could sustain losses due to seasonal weather conditions or other events that, in the aggregate, could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

     The Partnership is required under various franchise agreements at November 12, 1999 to rebuild certain existing cable systems at a cost of approximately $125.4 million.

     The Partnership is regulated by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), provides for among other things, federal and local regulation of rates charged for basic cable service, cable programming service tiers ("CPSTs") and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Partnership's cable services. The Partnership believes that compliance with the 1992 Cable Act has had a negative impact on its operations and cash flow. It also presently believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. As it pertains to cable television,

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED) the 1996 Telecom Act, among other things, (i) ends the regulation of certain CPSTs in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions.

     The Partnership has various contracts to obtain basic and premium programming from program suppliers whose compensation is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to the Partnership. The Partnership's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Partnership does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurances can be given that the Partnership's programming costs will not continue to increase substantially or that other materially adverse terms will not be added to the Partnership's programming contracts. Management believes, however, that the Partnership's relations with its programming suppliers generally are good.

     Effective December 1, 1998, the Partnership elected to obtain certain of its programming services through an affiliate of TCI. This election resulted in a reduction in the Partnership's programming costs, the majority of which will be passed on to its customers in the form of reduced rates in compliance with FCC rules. The Partnership has elected to continue to acquire its remaining programming services under its existing programming contracts. The Partnership, in the normal course of business, purchases cable programming services from certain program suppliers owned in whole or in part by an affiliate of TCI.

     The Partnership is periodically a party to various legal proceedings. Such legal proceedings are ordinary and routine litigation proceedings that are incidental to the Partnership's business, and management presently believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Partnership.

     The Partnership, certain of its affiliates, and certain third parties were named as defendants in an action entitled Frank O'Shea I.R.A. et al. v. Falcon Cable Systems Company, et al., Case No. BC 147386, in the Superior Court of the State of California, County of Los Angeles (the "Action"). Plaintiffs in the Action were certain former unitholders of Falcon Cable Systems Company ("FCSC") purporting to represent a class consisting of former unitholders of FCSC other than those affiliated with FCSC and/or its controlling persons. The complaint in the Action alleged, among other things, that defendants breached their fiduciary and contractual duties to unitholders, and acted negligently, with respect to the purchase from former unitholders of their interests in FCSC in 1996. A settlement of the action was approved by the court in May 1999 and has become effective. The terms of the settlement did not have a material adverse effect on the financial condition of the Partnership. Net of insurance proceeds, the settlement's cost to the Partnership amounted to approximately $2.9 million. The Partnership recognized expenses related to the settlement of $145,000, $2.5 million and $166,000 in 1997, 1998, and for the period from January 1, 1999 to November 12, 1999, respectively.

     In various states, customers have filed punitive class action lawsuits on behalf of all persons residing in those states who are or were customers of the Partnership's cable television service, and who have been charged a fee for delinquent payment of their cable bill. The actions challenge the legality of the processing fee and seek declaratory judgment, injunctive relief and unspecified damages. At this stage, the Partnership is not able to project the outcome of the actions.

NOTE 8 -- EMPLOYEE BENEFIT PLANS

     The subsidiaries of the Partnership have a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of their employees. FHGLP joined in the adoption of the FHGI cash or

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- EMPLOYEE BENEFIT PLANS -- (CONTINUED) deferred profit sharing plan as of March 31, 1993. The provisions of this plan were amended to be substantially identical to the provisions of the Profit Sharing Plan.

     The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 20% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Partnership's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. Effective January 1, 1999 the Profit Sharing Plan was amended, whereby the Partnership would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participant's contributions, respectively. There were no contributions for the Profit Sharing Plan in 1997 or 1998. The partnership contributed $1.0 million during the period from January 1, 1999 to November 12, 1999.

     On September 30 1998, the Partnership assumed the obligations of FHGLP for its 1993 Incentive Performance Plan (the "Incentive Plan"). The value of the interests in the Incentive Plan was tied to the equity value of certain partnership units in FHGLP held by FHGI. In connection with the assumption by the Partnership, FHGLP agreed to fund any benefits payable under the Incentive Plan through additional capital contributions to the Partnership, the waiver of its rights to receive all or part of certain distributions from the Partnership and/or a contribution of a portion of its partnership units to the Partnership. The benefits which were payable under the Incentive Plan are equal to the amount of distributions which FHGI would have otherwise received with respect to 1,932.67 of the units of FHGLP held by FHGI and a portion of FHGI's interest in certain of the partnerships that are the general partners of the Partnership's operating subsidiaries. Benefits were payable under the Incentive Plan only when distributions would otherwise be paid to FHGI with respect to the above-described units and interests.

     In 1999, the Partnership adopted a Restricted Unit Plan (the "New FCLP Incentive Plan" or "Plan") for the benefit of certain employees. Grants of restricted units are provided at the discretion of the Advisory Committee. The value of the units in the New FCLP Incentive Plan is tied to the equity value of FCLP above a base equity as determined initially in 1999 by the partners, and for grants in subsequent years by an appraisal. Benefits are payable under the New FCLP Incentive Plan only when distributions would otherwise be payable to equity holders of FCLP. An initial grant of 100,000 units representing 2.75% of the equity of FCLP in excess of the equity base was approved and will be allocated to the participants in the Plan. There is a five-year vesting requirement for all participants.

     In connection with the sale of the Partnership to Charter discussed in Note 1, the Partnership recorded compensation expense in the amount of approximately $46.4 million related to both the Incentive Plan ($21 million) and the New FCLP Incentive Plan ($25.4 million). The amount was determined based on the value of the underlying ownership units, as established by the sale of the Partnership to Charter, and on estimated closing working capital and debt balances of the Partnership. The Partnership paid $33 million on November 12, 1999 to certain employees. The payments were funded by net proceeds of the sale. The Partnership transferred its remaining liability approximating $13.4 million to FHGLP who will make the final payments under the plans. The participants in the Incentive Plan were present and former employees of the Partnership, FHGLP and its operating affiliates, all of whom were 100% vested. Prior to the closing of the TCI Transaction, FHGLP amended the Incentive Plan to provide for payments by FHGLP at the closing of the TCI Transaction to participants in an aggregate amount of approximately $6.5 million and to reduce by such amount FHGLP's obligations to make future payments to participants under the Incentive Plan.

     In addition to the amounts expensed pursuant to the equity plans, the Partnership recorded bonuses to certain employees in the aggregate amount of $20 million upon the closing of the sale to Charter. The Partnership also recorded employee severance and other compensation aggregating $4.2 million. The Partnership paid $11.8 million on November 12, 1999 to certain employees. The payments were funded by net

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- EMPLOYEE BENEFIT PLANS -- (CONTINUED) proceeds of the sale. The Partnership transferred its remaining liability approximating $12.4 million to FHGLP who will make the final payment. The aggregate amount of expenses recorded under benefit plans and severance and other compensation of $70.7 million was recorded as a capital contribution, as FHGLP's share of the proceeds from the sale have been, or will be, used to fund such obligations.

NOTE 9 -- RELATED PARTY TRANSACTIONS

     The Partnership is a separate, stand-alone holding company which employs all of the management personnel. The Partnership is financially dependent on the receipt of permitted payments from its operating subsidiaries, management and consulting fees from domestic cable ventures, and the reimbursement of specified expenses by certain of the Affiliated Partnerships to fund its operations. Expected increases in the funding requirements of the Partnership combined with limitations on its sources of cash may create liquidity issues for the Partnership in the future. Specifically, the Credit Facility permitted the subsidiaries of the Partnership to remit to the Partnership no more than 4.25% of their net cable revenues, as defined, in any year. Beginning on January 1, 1999, this limitation was increased to 4.5% of net cable revenues in any year. As a result of the 1998 acquisition by the Partnership of the Falcon Classic and Falcon Video Systems, the Partnership will no longer receive management fees and reimbursed expenses from Falcon Classic or receive management fees from Falcon Video. Commencing on October 1, 1998, FHGLP retains 20% of the management fees paid by the Enstar partnerships. The management fees earned from the Enstar partnerships were $2 million, $1.9 million and $1.4 million for the years ended December 31, 1997 and 1998 and for the period from January 1, 1999 to November 12, 1999, respectively.

     The management and consulting fees and expense reimbursements earned from the Affiliated Partnerships amounted to approximately $5.2 million and $2.1 million, $3.7 million and $1.5 million and $1.4 million and $1.4 million for the years ended December 31, 1997 and 1998 and for the period ended November 12, 1999, respectively. The fees and expense reimbursements of $3.7 million and $1.5 million earned in 1998 included $191,000 and $128,000 earned from Falcon Classic from January 1, 1998 through July 16, 1998, and $1.2 million in management fees from Falcon Video from January 1, 1998 through September 30, 1998. Subsequent to these acquisitions, the amounts payable to the Partnership in respect of its management of the former Falcon Classic and Falcon Video systems became subject to the limitations contained in the Credit Facility.

     Included in Commitments and Contingencies (Note 7) is a facility lease agreement with the Partnership's Chief Executive Officer and his wife, or entities owned by them, requiring annual future minimum rental payments aggregating $2.5 million through 2005. During the years ended December 31, 1997 and 1998 and for the period ended November 12, 1999, rent expense on the facility amounted to $383,000, $416,000 and $369,000, respectively. FCLP purchased a facility owned by the Partnership's Chief Executive Officer and his wife in February 1999 for $283,000 which was previously leased by FCLP.

     In addition, the Partnership provides certain accounting, bookkeeping and clerical services to the Partnership's Chief Executive Officer. The costs of services provided were determined based on allocations of time plus overhead costs (rent, parking, supplies, telephone, etc.). Such services amounted to $163,000, $212,000 and $256,000 for the years ended December 31, 1997 and 1998 and for the period from January 1, 1999 to November 12, 1999, respectively. These costs were net of amounts reimbursed to the Partnership by the Chief Executive Officer amounting to $55,000, $72,000 and $77,000 for the years ended December 31, 1997 and 1998 and for the period from January 1, 1999 to November 12, 1999, respectively.

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- OTHER INCOME (EXPENSE)

     Other income (expense) is comprised of the following:

                                                                YEAR ENDED         PERIOD FROM
                                                               DECEMBER 31,      JANUARY 1, 1999
                                                             -----------------   TO NOVEMBER 12,
                                                              1997      1998          1999
                                                             -------   -------   ---------------
                                                                   (DOLLARS IN THOUSANDS)
Gain (loss) on insured casualty losses....................   $ 3,476   $   314       $   (69)
Gain on sale of system....................................        --        --        10,671
Sale of system -- Falcon..................................        --        --        (2,427)
Gain (loss) on sale of investment.........................    (1,360)      174            --
Net lawsuit settlement costs..............................    (1,030)   (2,614)         (166)
Other, net................................................      (201)     (791)           53
                                                             -------   -------       -------
                                                             $   885   $(2,917)      $ 8,062
                                                             =======   =======       =======

NOTE 11 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Operating activities

     During the years ended December 31, 1997 and 1998 and the period from January 1, 1999 to November 12, 1999, FCLP paid cash interest amounting to approximately $48.1 million, $84.9 million and $93.9 million, respectively.

Investing activities

     See Note 3 regarding the non-cash investing activities related to the acquisitions of the cable systems of the TCI Systems, the Falcon Video Systems and the Falcon Classic Systems. Also included in Note 3 are the non-cash investing activities related to the exchange of the Partnership's Scottsburg, Indiana system for a system in Franklin, Virginia.

Financing activities

     See Note 3 regarding the non-cash financing activities relating to the acquisitions of the cable systems of the TCI Systems, the Falcon Video Systems and the Falcon Classic Systems. See Note 2 regarding the reclassification to redeemable partners' equity.

NOTE 12 -- FCLP (PARENT COMPANY ONLY)

     The following parent-only condensed financial information presents Falcon Communications, L.P.'s balance sheets and related statements of operations and cash flows by accounting for the investments in its subsidiaries on the equity method of accounting. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 FCLP (PARENT COMPANY ONLY) -- (CONTINUED)
                      CONDENSED BALANCE SHEET INFORMATION

                                                                                  NOVEMBER 12,
                                                               DECEMBER 31,           1999
                                                                   1998       (DATE OF DISPOSITION)
                                                               ------------   ---------------------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
  Cash and cash equivalents.................................    $    1,605         $    3,363
  Receivables:
     Intercompany notes and accrued interest receivable.....       655,128            674,409
     Due from affiliates and other entities.................         2,129                108
  Prepaid expenses and other................................           236                305
  Property, plant and equipment, less accumulated
     depreciation and amortization..........................         3,599              4,572
  Deferred loan costs, less accumulated amortization........        20,044             18,718
                                                                ----------         ----------
                                                                $  682,741         $  701,475
                                                                ==========         ==========
LIABILITIES:
  Senior notes payable......................................    $  669,982         $  694,085
  Notes payable to affiliates...............................        70,805             71,801
  Accounts payable..........................................           135                340
  Accrued expenses..........................................        14,000             10,432
  Equity in net losses of subsidiaries in excess of
     investment.............................................       198,492            324,533
                                                                ----------         ----------
     TOTAL LIABILITIES......................................       953,414          1,101,191
REDEEMABLE PARTNERS' EQUITY.................................       133,023            424,280
PARTNERS' DEFICIT...........................................      (403,696)          (823,996)
                                                                ----------         ----------
                                                                $  682,741         $  701,475
                                                                ==========         ==========

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 FCLP (PARENT COMPANY ONLY) -- (CONTINUED)
                 CONDENSED STATEMENT OF OPERATIONS INFORMATION

                                                                                      PERIOD FROM
                                                      YEAR ENDED DECEMBER 31,     JANUARY 1, 1999 TO
                                                      ------------------------     NOVEMBER 12, 1999
                                                         1997         1998       (DATE OF DISPOSITION)
                                                      ----------   -----------   ---------------------
                                                                   (DOLLARS IN THOUSANDS)
REVENUES:
  Management fees:
     Affiliated Partnerships.......................    $  2,873     $   2,120          $   1,372
     Subsidiaries..................................      13,979        14,010             16,530
     International and other.......................         281            33                 29
                                                       --------     ---------          ---------
       Total revenues..............................      17,133        16,163             17,931
                                                       --------     ---------          ---------
EXPENSES:
  General and administrative expenses..............      11,328        21,134             83,180
  Depreciation and amortization....................         274           559              1,242
                                                       --------     ---------          ---------
       Total expenses..............................      11,602        21,693             84,422
                                                       --------     ---------          ---------
       Operating income (loss).....................       5,531        (5,530)           (66,491)
OTHER INCOME (EXPENSE):
  Interest income..................................      22,997        50,562             49,731
  Interest expense.................................     (30,485)      (59,629)           (56,861)
  Equity in net losses of subsidiaries.............     (56,422)     (105,659)          (126,041)
  Equity in net losses of investee partnerships....          (4)          (31)                --
  Other, net.......................................      (2,455)           --                830
                                                       --------     ---------          ---------
Net loss before extraordinary item.................     (60,838)     (120,287)          (198,832)
Extraordinary item, retirement of debt.............          --       (24,196)                --
                                                       --------     ---------          ---------
NET LOSS...........................................    $(60,838)    $(144,483)         $(198,832)
                                                       ========     =========          =========

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 FCLP (PARENT COMPANY ONLY) -- (CONTINUED)
                 CONDENSED STATEMENT OF CASH FLOWS INFORMATION

                                                           YEAR ENDED             PERIOD FROM
                                                          DECEMBER 31,        JANUARY 1, 1999 TO
                                                       ------------------      NOVEMBER 12, 1999
                                                        1997      1998       (DATE OF DISPOSITION)
                                                       ------   ---------    ---------------------
                                                                 (DOLLARS IN THOUSANDS)
Net cash provided by (used in) Operating
  activities........................................   $1,478   $(418,226)          $2,982
                                                       ------   ---------           ------
Cash flows from investing activities:
  Distributions from affiliated partnerships........       --       1,820               --
  Capital expenditures..............................     (417)     (2,836)          (2,218)
  Investments in affiliated partnerships and other
     investments....................................     (254)     (2,998)              --
  Proceeds from sale of investments and other
     assets.........................................      702       1,694                4
  Assets retained by Falcon Holding Group, L.P......       --      (2,893)              --
                                                       ------   ---------           ------
Net cash provided by (used in) investing
  activities........................................       31      (5,213)          (2,214)
                                                       ------   ---------           ------
Cash flows from financing activities:
  Repayment of debt.................................     (131)   (282,203)              --
  Borrowings from notes payable.....................       --     650,639               --
  Borrowings from subsidiaries......................       --      70,805              996
  Capital contributions.............................       93          --               --
  Redemption of partners' equity....................       --      (1,170)              --
  Deferred loan costs...............................       --     (21,204)              (7)
                                                       ------   ---------           ------
Net cash provided by (used in) financing
  activities........................................      (38)    416,867              989
                                                       ------   ---------           ------
Net increase (decrease) in cash and cash
  equivalents.......................................    1,471      (6,572)           1,757
Cash and cash equivalents, at beginning of period...    6,706       8,177            1,605
                                                       ------   ---------           ------
Cash and cash equivalents, at end of period.........   $8,177   $   1,605           $3,362
                                                       ======   =========           ======

NOTE 13 -- VALUATION AND QUALIFYING ACCOUNTS

                                                      ADDITIONS
                                        BALANCE AT   CHARGED TO                               BALANCE AT
                                        BEGINNING     COST AND                                  END OF
                                        OF PERIOD    EXPENSES(A)   DEDUCTIONS(B)   OTHER(C)     PERIOD
                                        ----------   -----------   -------------   --------   ----------
                                                             (DOLLARS IN THOUSANDS)
Allowance for possible losses on
  receivables
Year ended December 31,
  1997...............................      $907        $5,714         $(5,796)         --       $  825
  1998...............................      $825        $4,775         $(5,299)       $369       $  670
Period from January 1, 1999 to
  November 12, 1999..................      $670        $4,510         $(4,106)         --       $1,074

---------------

(a) Provision for losses, net of recoveries.

(b) Write-off uncollectible accounts.

(c) Allowance for losses on receivables acquired in connection with the acquisition of Falcon Classic, Falcon Video and the TCI Systems.

                          FALCON COMMUNICATIONS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- YEAR 2000 (UNAUDITED)

     In the prior years, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership expensed approximately $4.7 million during the period from January 1, 1999 to November 12, 1999 in connection with remediating its systems. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO CC V HOLDINGS, LLC:

     We have audited the accompanying consolidated balance sheet of CC V Holdings, LLC and subsidiaries as of December 31, 1999, and the related consolidated statements of operations and cash flows for the period from November 15, 1999, through December 31, 1999, and the consolidated statements of operations, changes in shareholders' equity and cash flows for the period from January 1, 1999, through November 14, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CC V Holdings, LLC and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the period from November 15, 1999, through December 31, 1999, and for the period from January 1, 1999, through November 14, 1999, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, substantially all of CC V Holdings, LLC was acquired by Charter Communications Holding Company, LLC as of November 15, 1999, in a business combination accounted for as a purchase. As a result of the application of purchase accounting, the consolidated financial statements of CC V Holdings, LLC and subsidiaries as of December 31, 1999, and for the Successor Period (November 15, 1999, through December 31, 1999), are presented on a different cost basis than financial statements presented for the Predecessor Period (January 1, 1999, through November 14, 1999), and accordingly, are not directly comparable.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
  February 16, 2000

                      CC V HOLDINGS, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                               SUCCESSOR
                                                              ------------
                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  6,806
  Accounts receivable, net of allowance for doubtful
     accounts of $1,143.....................................       1,920
  Prepaid expenses and other................................         663
                                                                --------
       Total current assets.................................       9,389
                                                                --------
INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment.............................     121,285
  Franchises................................................     721,744
                                                                --------
       Total investment in cable properties.................     843,029
                                                                --------
DEFERRED FINANCING COSTS....................................       1,983
                                                                --------
                                                                $854,401
                                                                ========
              LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................    $ 25,132
  Payables to manager of cable systems--related parties.....       4,971
                                                                --------
       Total current liabilities............................      30,103
                                                                --------
LONG-TERM DEBT..............................................     451,212
DEFERRED MANAGEMENT FEES--RELATED PARTIES...................         262
MEMBER'S EQUITY--100 units issued and outstanding...........     372,824
                                                                --------
                                                                $854,401
                                                                ========

  The accompanying notes are an integral part of this consolidated statement.

                      CC V HOLDINGS, LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                               SUCCESSOR     PREDECESSOR
                                                              ------------   ------------
                                                              PERIOD FROM    PERIOD FROM
                                                              NOVEMBER 15,    JANUARY 1,
                                                                 1999,          1999,
                                                                THROUGH        THROUGH
                                                              DECEMBER 31,   NOVEMBER 14,
                                                                  1999           1999
                                                              ------------   ------------
REVENUES:
  Basic services............................................    $ 11,281       $ 76,721
  Premium services..........................................       1,008          7,088
  Other.....................................................       1,641         10,574
                                                                --------       --------
                                                                  13,930         94,383
                                                                --------       --------
OPERATING EXPENSES:
  Programming...............................................       3,597         24,927
  General and administrative................................       1,991         10,968
  Service...................................................       2,377         16,311
  Marketing.................................................         316            883
  Depreciation and amortization.............................       7,822         39,943
  Corporate expense charges--related parties................         501         --
                                                                --------       --------
                                                                  16,604         93,032
                                                                --------       --------
     (Loss) income from operations..........................      (2,674)         1,351
                                                                --------       --------
OTHER INCOME (EXPENSE):
  Interest income...........................................      --                764
  Interest expense..........................................      (7,537)       (40,162)
                                                                --------       --------
                                                                  (7,537)       (39,398)
                                                                --------       --------
     Loss before income taxes...............................     (10,211)       (38,047)
BENEFIT FROM INCOME TAXES...................................      --            (13,936)
                                                                --------       --------
     Loss before minority interest..........................     (10,211)       (24,111)
MINORITY INTEREST IN LOSS OF SUBSIDIARY.....................      --              4,499
                                                                --------       --------
     Net loss...............................................    $(10,211)      $(19,612)
                                                                ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                      CC V HOLDINGS, LLC AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                               ADDITIONAL                     TOTAL
                                                      COMMON    PAID-IN     ACCUMULATED   SHAREHOLDERS'
                                                      STOCK     CAPITAL       DEFICIT        EQUITY
                                                      ------   ----------   -----------   -------------
BALANCE, January 1, 1999............................    $--     $35,000      $ (8,918)      $ 26,082
  Net loss..........................................    --        --          (19,612)       (19,612)
                                                        --      -------      --------       --------
BALANCE, November 14, 1999..........................    $--     $35,000      $(28,530)      $  6,470
                                                        ==      =======      ========       ========

  The accompanying notes are an integral part of this consolidated statement.

                      CC V HOLDINGS, LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               SUCCESSOR     PREDECESSOR
                                                              ------------   ------------
                                                              PERIOD FROM    PERIOD FROM
                                                              NOVEMBER 15,    JANUARY 1,
                                                                 1999,          1999,
                                                                THROUGH        THROUGH
                                                              DECEMBER 31,   NOVEMBER 14,
                                                                  1999           1999
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(10,211)      $(19,612)
  Adjustments to reconcile net loss to net cash provided by
     operating activities--
     Depreciation and amortization..........................       7,822         39,943
     Deferred income taxes..................................      --            (16,969)
     Minority interest in loss of subsidiary................      --              4,499
     Noncash interest expense...............................       1,855         11,764
     Net change in certain assets and liabilities, net of
      effects from acquisitions--
       Accounts receivable..................................         782         (1,182)
       Prepaid expenses and other...........................          76           (409)
       Receivable from affiliate............................      --                124
       Accounts payable and accrued expenses................      (3,399)        15,285
       Payables to manager of cable systems--related
        parties.............................................       4,971         --
       Payable to affiliate.................................      --             (2,206)
       Other operating activities...........................        (469)        (2,905)
                                                                --------       --------
     Net cash provided by operating activities..............       1,427         28,332
                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................      (2,042)       (13,683)
  Payments for acquisitions, net of cash acquired...........      --            (47,237)
  Other investing activities................................      --            (11,414)
                                                                --------       --------
     Net cash used in investing activities..................      (2,042)       (72,334)
                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt..............................       5,000         39,428
  Repayments of long-term debt..............................      --                (20)
  Payment of deferred financing costs.......................      (2,000)        --
  Distributions.............................................        (273)        --
                                                                --------       --------
     Net cash provided by financing activities..............       2,727         39,408
                                                                --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       2,112         (4,594)
                                                                --------       --------
CASH AND CASH EQUIVALENTS, beginning of period..............       4,694          9,288
                                                                --------       --------
CASH AND CASH EQUIVALENTS, end of period....................    $  6,806       $  4,694
                                                                ========       ========
CASH PAID FOR INTEREST......................................    $  2,551       $ 30,429
                                                                ========       ========
CASH PAID FOR TAXES.........................................    $ --           $    283
                                                                ========       ========
NONCASH TRANSACTION--Increase in franchises and member's
  equity resulting from the application of purchase
  accounting................................................    $383,308       $ --
                                                                ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                      CC V HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of CC V Holdings, LLC (CC V Holdings), (formerly known as Avalon Cable LLC (Avalon Cable)), and its wholly owned subsidiaries (collectively, the "Company"). CC V Holdings is a Delaware limited liability company. The Company derives its primary source of revenues by providing various levels of cable programming and services to residential and business customers. The Company operates primarily in the state of Michigan and in the New England area. The Company also owns and operates various Internet service providers, which provide dial-up telephone access to the Internet via a modem.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Acquisition

     On November 15, 1999, Charter Communications Holding Company, LLC (Charter Holdco) purchased directly and indirectly all of the equity interests of Avalon Cable of Michigan Holdings, Inc. (Avalon Michigan Holdings) for an aggregate purchase price of $832,000, including assumed debt of $273,400 (the "Charter Acquisition"). In connection with a multistep restructuring following the acquisition of Avalon Michigan Holdings, Avalon Michigan Holdings was merged with and into CC V Holdings. Effective January 1, 2000, these interests acquired were transferred to Charter Communications Holdings, LLC, a wholly owned subsidiary of Charter Holdco.

     As a result of the Charter Acquisition, the Company has applied purchase accounting in the preparation of the accompanying consolidated financial statements. Accordingly, CC V Holdings' increased its member's equity to $383,308 to reflect the amount paid in the Charter Acquisition and has allocated that amount to assets acquired and liabilities assumed based on their relative fair values including amounts assigned to franchises of $727,720. The allocation of the purchase price is based, in part, on preliminary information, which is subject to adjustment upon completion of certain appraisal and valuation information. Management believes that finalization of the purchase price and allocation will not have a material impact on the consolidated results of operations or financial position of the Company.

     As a result of the Charter Acquisition and the application of purchase accounting, financial information in the accompanying consolidated financial statements and notes thereto as of December 31, 1999, and for the period from November 15, 1999, through December 31, 1999 (the "Successor Period") are presented on a different cost basis than the financial information for the period from January 1, 1999, through November 14, 1999, (the "Predecessor Period") and therefore, such information is not comparable.

     Prior to the Charter Acquisition, Avalon Michigan Holdings had a majority interest in CC V Holdings.

Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost that approximates market value.

Property, Plant and Equipment

     Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable television transmission and distribution facilities, and the cost of new customer installations. The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, while equipment replacement and betterments are capitalized.

     Depreciation for the Successor Period is provided on the straight-line method over the estimated useful lives of the related assets as follows:

Cable distribution systems..................................  3-15 years
Buildings and leasehold improvements........................  5-15 years
Vehicles and equipment......................................   3-5 years

     Depreciation for the Predecessor Period was provided on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and improvement...................................  10-25 years
Cable plant and equipment...................................   5-12 years
Vehicles....................................................      5 years
Office furniture and equipment..............................   5-10 years

Franchises

     Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable systems, including the Charter Acquisition, represent the excess of the cost of properties acquired over the amounts assigned to net tangible assets and identifiable intangible assets at the date of acquisition and are amortized using the straight-line method over a period of 15 years. The period of 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Company. Accumulated amortization was $5,976 at December 31, 1999. Amortization expense for the period from January 1, 1999 through November 14, 1999 and for the period from November 15, 1999, through December 31, 1999, was $29,679 and $5,976, respectively.

Deferred Financing Costs

     Costs related to the Senior Credit Facilities (as defined below) are deferred and amortized to interest expense using the effective interest rate method over the term of the related borrowing. As of December 31, 1999, accumulated amortization of deferred financing costs is $17.

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

     Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 1999, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

     Fees collected from programmers to guarantee carriage are deferred and amortized to income over the life of the contracts. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Company's customers and are periodically remitted to local franchises. Franchise fees collected and paid are reported as revenues and expenses.

Interest Rate Hedge Agreements

     The Company manages fluctuations in interest rates by using interest rate hedge agreements, as required by certain of its debt agreements. Interest rate caps are accounted for as hedges of debt obligations, and accordingly, the net settlement amounts are recorded as adjustments to interest expense in the period incurred. Premiums paid for interest rate caps are deferred, included in other assets, and are amortized over the original term of the interest rate agreement as an adjustment to interest expense.

     Interest rate caps are entered into by the Company to reduce the impact of rising interest rates on floating rate debt.

     The Company's participation in interest rate hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. Interest rate hedge agreements have been designated for hedging purposes and are not held or issued for speculative purposes.

Income Taxes

     Prior to the Charter Acquisition, the Company filed a consolidated income tax return. The tax benefit of $13,936 in the accompanying consolidated statement of operations for the period from January 1, 1999, through November 14, 1999, is recorded at 37%. This approximates the statutory tax rate of the Company.

     Beginning November 15, 1999, the Company and all subsidiaries are limited liability companies such that all income taxes are the responsibility of the equity member of the Company and are not provided for in the accompanying consolidated financial statements. In addition, certain subsidiaries or corporations are subject to income taxes but have no operations and, therefore, no material income tax liabilities or assets.

Segments

     Segments have been identified based upon management responsibility. The Company operates in one segment, cable services.

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

Concentration of Credit Risk

     Financial instruments which potentially expose the Company to a concentration of credit risk include cash and subscriber and other receivables. The Company had cash in excess of federally insured deposits at financial institutions at December 31, 1999. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. The Company extends credit to customers on an unsecured basis in the normal course of business. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management's expectations. The Company's trade receivables reflect a customer base centered in Michigan and New England. The Company routinely assesses the financial strength of its customers; as a result, concentrations of credit risk are limited.

2. MEMBER'S EQUITY:

     For the period from November 15, 1999, through December 31, 1999, successor member's equity consisted of the following:

BALANCE, November 15, 1999..................................    $383,308
  Net loss..................................................     (10,211)
  Distributions to Charter Communications, Inc. and
     Charter Investment, Inc................................        (273)
                                                                --------
BALANCE, December 31, 1999..................................    $372,824
                                                                ========

3. ACQUISITIONS:

     On March 26, 1999, Avalon Michigan Holdings acquired the minority interest of Mercom Inc. (Mercom) for $21,875. In addition, the Company acquired eight cable systems for an aggregate purchase price of $25,362 in 1999. These eight acquisitions, which were completed during the Predecessor Period, were accounted for using the purchase method of accounting and, accordingly, results of operations of the acquired systems have been included in the accompanying consolidated financial statements from the dates of acquisition. The purchase prices were allocated to tangible and intangible assets based on estimated fair market values at the dates of acquisition. The excess of the consideration paid over the estimated fair market values of the net assets acquired was $12,940 and was amortized using the straight-line method over 15 years during the Predecessor Period. All goodwill was eliminated as a result of the Charter Acquisition.

     Unaudited pro forma operating results as though the 1999 acquisitions discussed above, including the Charter Acquisition, had occurred on January 1, 1999, with adjustments to give effect to amortization of franchises, interest expense and certain other adjustments are as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    1999
                                                                ------------
                                                                (UNAUDITED)
Revenues....................................................      $110,308
Loss from operations........................................       (17,580)
Net loss....................................................       (59,668)

     The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

4. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of the following at December 31, 1999:

Cable distribution systems..................................    $101,675
Buildings and leasehold improvements........................      16,636
Vehicles and equipment......................................       4,776
                                                                --------
                                                                 123,087
Less--Accumulated depreciation..............................      (1,802)
                                                                --------
                                                                $121,285
                                                                ========

     Depreciation expense for assets owned by the Company for the period from January 1, 1999, through November 14, 1999, and for the period from November 15, 1999, through December 31, 1999, was $10,264 and $1,802, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consist of the following at December 31, 1999:

Accrued litigation costs--see Note 10.......................    $ 9,435
Accrued interest............................................      5,417
Accounts payable............................................      3,427
Accrued programming.........................................      3,047
Accrued franchises..........................................      1,578
Other.......................................................      2,228
                                                                -------
                                                                $25,132
                                                                =======

6. LONG-TERM DEBT:

     The Company has outstanding the following borrowings on long-term debt arrangements at December 31, 1999:

Senior Credit Facility......................................    $170,000
Senior Subordinated Notes...................................     150,000
Senior Discount Notes.......................................     196,000
7.0% Note Payable, due May 2003.............................         500
                                                                --------
                                                                 516,500
Less--Unamortized net discount..............................     (65,288)
                                                                --------
                                                                $451,212
                                                                ========

Credit Facilities

     On November 6, 1998, Avalon Michigan became a co-borrower along with Avalon Cable of New England LLC (Avalon New England) and Avalon Cable Finance, Inc. (Avalon Finance), affiliated companies on the $320,888 senior credit facilities, which included term loan facilities consisting of (i) tranche A term loans of $120,888 and (ii) tranche B term loans of $170,000 and a revolving credit facility of $30,000 (collectively, the "Old Credit Facilities").

     In connection with the Senior Subordinated Notes (as defined below) and Senior Discount Notes (as defined below) offerings, Avalon Michigan repaid $125,013 of the Old Credit Facilities, and the availability under the Old Credit Facilities was reduced to $195,875 prior to the Charter Acquisition.

     The interest rate under the Old Credit Facilities was a rate based on either (i) the base rate (a rate per annum equal to the greater of the Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) or (ii) the Eurodollar rate (a rate per annum equal to the Eurodollar Base Rate divided by 1.00 less the Eurocurrency Reserve Requirements) plus, in either case, an applicable margin.

     In connection with the Charter Acquisition, the Old Credit Facilities were terminated.

     Effective November 15, 1999, the Company became a borrower on $300,000 senior credit facilities, which includes term loan facilities consisting of (i) a Term B Loan of $125,000 that matures on November 15, 2008, and (ii) a revolving credit facility of $175,000 that matures on May 15, 2008 (collectively, the "Senior Credit Facilities"). The Senior Credit Facilities also provide for, at the option of the lenders, supplemental credit facilities in the amounts of $75,000, available until December 31, 2003.

     The interest rate under the Senior Credit Facilities is a rate based on either (i) the base rate (a rate per annum equal to the greater of the Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) or (ii) the Eurodollar rate (a rate per annum equal to the Eurodollar Base Rate divided by 1.00 less the Eurocurrency Reserve Requirements) plus, in either case, an applicable margin. The variable interest rate as of December 31, 1999, ranged from 7.995% to 8.870%. A quarterly commitment fee of between 0.250% to 0.375% per annum is payable on the unborrowed balance of the revolving credit facility.

     Commencing March 31, 2003, and at the end of each quarter thereafter through September 30, 2008, the Term B Loan is payable in installments of 0.25% of the outstanding balance, and the remaining 94.25% unpaid outstanding balance is due on November 15, 2008. Commencing March 31, 2003, and at the end of each quarter thereafter, available borrowings under the revolving credit facility shall be reduced on an annual basis by 5.0% in 2003, 15.0% in 2004, 20.0% in 2005, 22.0% in 2006, 24.0% in 2007 and 14.0% in 2008.

     The Senior Credit Facilities contain restrictive covenants which, among other things, require the Company to maintain certain ratios including consolidated leverage ratios and the interest coverage ratio, fixed charge ratio and debt service coverage.

     The obligations of the Company under the Senior Credit Facilities agreement are secured by substantially all of the assets of the Company.

Senior Subordinated Notes

     In December 1998, Avalon Michigan became a co-issuer of a $150,000 principal amount of 9.375% Senior Subordinated Notes (the "Senior Subordinated Notes").

     The indenture governing the Senior Subordinated Notes provides that upon the occurrence of a change of control each holder of the Senior Subordinated Notes has the right to require the Company to purchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder's Senior Subordinated Notes at an offer price in cash equal to 101% of the aggregate principal amount thereon plus accrued and unpaid interest and Liquidated Damages (as defined in the indentures) thereof, if any, to the date of purchase. The Charter Acquisition constituted a change of control.

     Pursuant to a change of control offer dated December 3, 1999, 134,050 of the Company's 9.375% Senior Subordinated Notes due December 1, 2008 were validly tendered.

     The aggregate repurchase price was $137,400, including accrued and unpaid interest through January 28, 2000, and was funded with equity contributions from Charter Communications Holdings, LLC (Charter Holdings), a wholly owned subsidiary of Charter Holdco and parent of CC V Holdings, which made the cash available from the proceeds of its sale of $1.5 billion of high yield notes in January 2000 (the "January 2000 Charter Holdings Notes").

     In addition to the above change of control repurchase, the Company repurchased the remaining 15,950 notes (including accrued and unpaid interest) in the open market for $16,300, also using cash received from equity contributions ultimately from Charter Holdings, which made the cash available from the sale proceeds of the January 2000 Charter Holdings Notes.

Senior Discount Notes

     On December 10, 1998, Avalon Michigan Holdings and Avalon Cable Holdings Finance, Inc. (collectively, the "Holdings Co-Issuers") issued $196,000 aggregate principal amount at maturity of 11.875% Senior Discount Notes (the "Senior Discount Notes") due 2008.

     The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity, for proceeds of approximately $110,400. Interest on the Senior Discount Notes will accrue but not be payable before December 1, 2003. Thereafter, interest on the Senior Discount Notes will accrue on the principal amount at maturity at a rate of 11.875% per annum commencing December 1, 2003, and will be payable semiannually in arrears on June 1 and December 1 of each year. Prior to December 1, 2003, the accreted value of the Senior Discount Notes will increase, representing amortization of original issue discount, between the date of original issuance and December 1, 2003, on a semiannual basis using a 360-day year comprised of twelve 30-day months, such that the accreted value shall be equal to the full principal amount at maturity of the Senior Discount Notes on December 1, 2003.

     On December 1, 2003, the Holdings Co-Issuers will be required to redeem an amount equal to $369.79 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding on a pro rata basis at a redemption price of 100% of the principal amount at maturity.

     On or after December 1, 2003, the Senior Discount Notes will be subject to redemption at any time at the option of the Holdings Co-Issuers, in whole or in part, at the redemption prices, which are expressed as percentages of principal amount, shown below plus accrued and unpaid interest, if any, and liquidated damages, if any, thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 1 of the years indicated below:

                            YEAR                              PERCENTAGE
                            ----                              ----------
2003........................................................  105.938%
2004........................................................  103.958%
2005........................................................  101.979%
2006 and thereafter.........................................  100.000%

     Notwithstanding the foregoing, at any time before December 1, 2001, the holding companies may on any one or more occasions redeem up to 35% of the aggregate principal amount at maturity of senior discount notes originally issued under the Senior Discount Note indenture at a redemption price equal to 111.875% of the accreted value at the date of redemption, plus liquidated damages, if any, to the redemption date, with the net cash proceeds of any equity offering and/or the net cash proceeds of a strategic equity investment.

     Upon the occurrence of a change of control, each holder of Senior Discount Notes will have the right to require the Holdings Co-Issuers to repurchase all or any part of such holder's Senior Discount Notes pursuant to a change of control offer at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages thereon, if any, to the date of purchase. The Charter Acquisition constituted a change of control.

     Upon expiration of the change of control offer (January 26, 2000), 16,250 of the Senior Discount Notes due were validly tendered.

     The Senior Discount Notes were repurchased for $10,500 using cash received from equity contributions from Charter Holdings. As of February 29, 2000, 179,750 Senior Discount Notes remain outstanding with an accreted value of $116,400.

     Based upon outstanding indebtedness at December 31, 1999, and the amortization of term, and scheduled reductions in available borrowings of the revolving credit facility, aggregate future principal payments on the total borrowings under all debt agreements at December 31, 1999, are as follows:

                            YEAR                               AMOUNT
                            ----                              --------
2000........................................................  $  --
2001........................................................     --
2002........................................................     --
2003........................................................    74,229
2004........................................................     1,250
Thereafter..................................................   441,021
                                                              --------
                                                              $516,500
                                                              ========

7. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying and fair values of the Company's significant financial instruments as of December 31, 1999, are as follows:

                                                              CARRYING   NOTIONAL     FAIR
                                                               VALUE      AMOUNT     VALUE
                                                              --------   --------    -----
Debt:
  Senior Credit Facilities..................................  $170,000   $ --       $170,000
  Senior Subordinated Notes.................................   151,500     --        151,500
  Senior Discount Notes.....................................   129,212     --        129,212
  7.0% Note payable, due May 2003...........................       500     --            500
Interest Rate Hedge Agreement:
  Cap.......................................................     --       15,000          16

     The carrying amount of the Senior Credit Facilities approximates fair value as the outstanding borrowings bear interest at market rates. The fair values of the Senior Subordinated Notes and Senior Discount Notes are based on quoted market prices.

     The interest pay rate for the interest rate cap agreement was 9.0% at December 31, 1999.

     The notional amount of the interest rate hedge agreement does not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of the interest rate hedge agreement. The amounts exchanged are determined by reference to the notional amount and the other terms of the contract.

     The fair value of the interest rate hedge agreement generally reflects the estimated amount that the Company would receive (excluding accrued interest) to terminate the contract on the reporting date, thereby taking into account the current unrealized gains or losses of the open contract. Dealer quotations are available for the Company's interest rate hedge agreement.

     Management believes that the seller of the interest rate hedge agreement will be able to meet their obligations under the agreement. In addition, the interest rate hedge agreement is with certain of the participating banks under the Company's Senior Credit Facilities thereby reducing the exposure to credit loss. The Company has policies regarding the financial stability and credit standing of the major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company's consolidated financial position or results of operations.

8. RELATED-PARTY TRANSACTIONS:

     Charter Investment, Inc. (Charter Investment) provides management services to the Company including centralized customer billing services, and data processing and related support. Costs for these services are charged directly to the Company's operating subsidiaries and are included in operating costs. These billings are determined based on the number of basic customers. Charter Investment utilizes a combination of excess insurance coverage and self-insurance programs for its medical, dental and workers' compensation claims. Charges are made to the Company as determined by independent actuaries at the present value of the actuarially computed present and future liabilities for such benefits. Depreciation and amortization incurred by Charter Investment and Charter have been allocated to the Company based on the number of the basic customers. Such costs totaled $44 for the period from November 15, 1999, through December 31, 1999, are reflected as a capital contribution. Management believes that costs incurred by Charter Investment on the Company's behalf and included in the accompanying financial statements are not materially different than costs the Company would have incurred as a stand-alone entity.

     Charter, an entity controlled by Paul G. Allen, was named manager of CC V Holdings pursuant to the terms of the limited liability company agreement for CC V Holdings dated as of November 15, 1999. Furthermore, Charter now manages and operates the Company's cable systems pursuant to a Management Agreement entered into with certain subsidiaries of CC V Holdings. The term of the management agreement is 10 years, commencing on November 15, 1999. Charter is entitled to reimbursement for all expenses, costs, losses and liabilities or damages incurred by Charter in connection with the performance of its services. Payment of the management fee is permitted under the Company's credit agreement, but ranks below the Company's senior debt and shall not be paid except to the extent permitted under the Senior Credit Facilities. Such costs totaled $501 for the period from November 15, 1999, through December 31, 1999, and are recorded in corporate expense charges-related parties in the accompanying consolidated financial statements. Deferred management fees at December 31, 1999, are $262.

9. EMPLOYEE BENEFIT PLAN:

     Avalon Michigan had a qualified savings plan under Section 401(k) of the Internal Revenue Code (the "Plan"). In connection with the Charter Acquisition, the Plan's assets were frozen as of November 14, 1999, and employees became fully vested. Effective January 1, 2000, the Company's employees with two months of service are eligible to participate in the Charter Communications, Inc. 401(k) Plan (the "Charter Plan").

Employees that qualify for participation in the Charter Plan can contribute up to 15% of their salary, on a before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service.

10. COMMITMENTS AND CONTINGENCIES:

Leases

     The Company rents poles from utility companies for use in its operations. While rental agreements are generally short-term, the Company anticipates such rentals will continue in the future. The Company also leases office facilities and various equipment under month-to-month operating leases. Rent expense was $1,506 and $212 for the periods from January 1, 1999, through November 14, 1999, and from November 15, 1999, through December 31, 1999, respectively. Rental commitments are expected to continue at approximately the same level for the foreseeable future, including pole rental commitments which are cancelable.

Regulation in the Cable Television Industry

     The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry.

     The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

     The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. As of December 31, 1999, the amount refunded by the Company has been insignificant. The Company may be required to refund additional amounts in the future.

     The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Company is unable to justify its basic rates. As of December 31, 1999, approximately 26% of the Company's local franchising authorities are certified to regulate basic tier rates. The Company is unable to estimate at this time the amount of refunds, if any, that may be payable by the Company in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Company does not believe that the amount of any such refunds would have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Company does not believe any adjudications regarding their pre-sunset complaints will have a material adverse effect on the Company's consolidated financial position or results of operations.

     A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

Litigation

     In connection with the Company's acquisition of Mercom, former Mercom shareholders holding approximately 731,894 Mercom common shares (approximately 15.3% of all outstanding Mercom common shares) gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former Mercom shareholders holding 535,501 shares of Mercom common stock filed a petition for appraisal of stock in the Delaware Chancery Court. With respect to 209,893 of the total number of shares for which the Company received notice, the notice provided to the Company was received from beneficial holders of Mercom shares who were not holders of record. The Company believes that the notice with respect to these shares did not comply with Delaware law and is ineffective.

     The Company cannot predict at this time the effect of the elections to exercise appraisal rights on the Company since the Company does not know the extent to which these former Mercom shareholders will continue to pursue appraisal rights under Delaware law or choose to abandon these efforts and seek to accept the consideration payable in the Mercom merger. If these former Mercom shareholders continue to pursue their appraisal rights and if a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from our acquisition of Mercom, exceeded $12.00 per share, the Company would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. The Company could be ordered by the Delaware court also to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, the Company would have to pay their own litigation costs. The Company has already provided for the consideration of $12.00 per Mercom common share due under the terms of the merger with Mercom with respect to these shares but has not provided for any additional amounts or costs. The Company can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, the Company cannot assure you that the ultimate outcome would have no material adverse impact on the Company.

11. ACCOUNTING STANDARDS NOT YET IMPLEMENTED:

     The Company is required to adopt Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) in 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the consolidated balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT

The Common Member and Manager
BRESNAN COMMUNICATIONS GROUP LLC:

     We have audited the accompanying consolidated balance sheets of Bresnan Communications Group LLC and its subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations and Members' Equity (Deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Bresnan Communications Group LLC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bresnan Communications Group LLC, as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Denver, Colorado
January 28, 2000, except as to Note 8,
which is as of February 14, 2000

                        BRESNAN COMMUNICATIONS GROUP LLC

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                                                  1998         1999
                                                                ---------    ---------
                                                                (AMOUNTS IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................    $  6,636     $  5,995
Restricted cash (note 3)....................................      47,199          290
Trade and other receivables, net............................       8,874        9,006
Property and equipment, at cost:
  Land and buildings........................................       4,123        6,879
  Distribution systems......................................     443,114      534,812
  Support equipment.........................................      50,178       62,283
                                                                --------     --------
                                                                 497,415      603,974
  Less accumulated depreciation.............................     190,752      228,868
                                                                --------     --------
                                                                 306,663      375,106
Franchise costs, net........................................     291,103      328,068
Other assets, net of amortization...........................       3,961       19,038
                                                                --------     --------
     Total assets...........................................    $664,436     $737,503
                                                                ========     ========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Accounts payable............................................    $  3,193     $ 18,900
Accrued expenses............................................      13,395       35,613
Accrued interest............................................      21,835       11,748
Debt........................................................     232,617      895,607
Other liabilities...........................................      11,648       10,020
                                                                --------     --------
     Total Liabilities......................................     282,688      971,888
Members' equity (deficit)...................................     381,748     (234,385)
                                                                --------     --------
Commitments and contingencies
     Total liabilities and members' equity (deficit)........    $664,436     $737,503
                                                                ========     ========

See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

      CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                             1997        1998         1999
                                                           --------    ---------    ---------
                                                                 (AMOUNTS IN THOUSANDS)
REVENUE................................................    $247,108    $ 261,964    $ 283,574
Operating costs and expenses:
  Programming (note 6).................................      53,857       63,686       72,355
  Operating............................................      31,906       28,496       31,624
  Selling, general and administrative (note 6).........      50,572       56,634       67,351
  Organizational and divestiture costs.................          --        1,934        5,281
  Depreciation and amortization........................      53,249       54,308       59,752
                                                           --------    ---------    ---------
                                                            189,584      205,058      236,363
                                                           --------    ---------    ---------
       Operating income................................      57,524       56,906       47,211
OTHER INCOME (EXPENSE):
  Interest expense:
     Related party (note 4)............................      (1,892)      (1,872)        (152)
     Other.............................................     (16,823)     (16,424)     (67,139)
  Gain on sale of cable television systems.............          --       27,027          556
  Other, net...........................................        (978)        (273)        (900)
                                                           --------    ---------    ---------
                                                            (19,693)       8,458      (67,635)
                                                           --------    ---------    ---------
       Net earnings (loss).............................      37,831       65,364      (20,424)
MEMBERS' EQUITY (DEFICIT):
  Beginning of year....................................     347,188      359,098      381,748
  Operating expense allocations and charges (notes 4
     and 6)............................................      60,389       71,648           --
  Net assets of acquired system (note 3)...............      33,635           --           --
  Capital contributions by members.....................          --           --      136,500
  Capital distributions to members.....................          --           --     (732,209)
  Cash transfers, net..................................    (119,945)    (114,362)          --
                                                           --------    ---------    ---------
  End of year..........................................    $359,098    $ 381,748    $(234,385)
                                                           ========    =========    =========

See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                 1997          1998          1999
                                                               --------      --------      ---------
                                                                      (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)......................................    $ 37,831      $ 65,364      $ (20,424)
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization.........................      53,249        54,308         59,752
     Amortization of debt discount and deferred financing
       costs...............................................       1,629           534         18,683
     Gain on sale of cable television systems..............          --       (27,027)          (556)
     Other noncash charges.................................       2,141           452             --
     Changes in operating assets and liabilities, net of
       effects of acquisitions:
       Change in receivables...............................      (3,413)        2,826            621
       Change in other assets..............................         164            --            429
       Change in accounts payable, accrued expenses,
          accrued interest and other liabilities...........       2,305         6,141         25,457
       Other, net..........................................      (1,358)         (237)            --
                                                               --------      --------      ---------
          Net cash provided by operating Activities........      92,548       102,361         83,962
                                                               --------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expended for property and equipment and for
     franchise costs.......................................     (35,282)      (58,728)       (90,879)
  Cash paid in acquisitions................................          --       (30,298)       (78,680)
  Cash received in disposals...............................       1,179        58,949          4,956
Change in restricted cash..................................          --       (47,199)        46,999
                                                               --------      --------      ---------
          Net cash used in investing activities............     (34,103)      (77,276)      (117,604)
                                                               --------      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under note agreement..........................      31,300        49,400        597,530
  Proceeds from Senior Notes...............................          --            --        170,000
  Proceeds from Senior Discount Notes......................          --            --        175,021
  Repayments under note agreement..........................     (24,364)      (30,953)      (294,672)
  Deferred finance costs paid..............................      (2,121)       (1,139)       (19,169)
  Contributions by members.................................          --            --        136,500
  Distributions to members.................................     (59,556)      (42,714)      (732,209)
                                                               --------      --------      ---------
          Net cash provided by (used in) financing
            activities.....................................     (54,741)      (25,406)        33,001
                                                               --------      --------      ---------
          Net increase (decrease) in cash..................       3,704          (321)          (641)
CASH AND CASH EQUIVALENTS:
  Beginning of year........................................       3,253         6,957          6,636
                                                               --------      --------      ---------
  End of year..............................................    $  6,957      $  6,636      $   5,995
                                                               ========      ========      =========
Supplemental disclosure of cash flow information --
  Cash paid during the year for interest...................    $ 16,971      $ 16,792      $  58,695
                                                               ========      ========      =========

See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999

                             (AMOUNTS IN THOUSANDS)

(1) BASIS OF PRESENTATION

     Bresnan Communications Group LLC and its subsidiaries ("BCG" or the "Company") are wholly owned by Bresnan Communications Company Limited Partnership, a Michigan limited partnership ("BCCLP"). BCG is a Delaware limited liability corporation formed on August 5, 1998 for the purpose of acting as co-issuer with its wholly-owned subsidiary, Bresnan Capital Corporation ("BCC"), of $170,000 aggregate principal amount at maturity of 8% Senior Notes and $275,000 aggregate principal amount at maturity of 9.25% Senior Discount Notes, both due in 2009 (collectively the "Notes"). Also, at this time, BTC borrowed approximately $508,000 of $650,000 available under a new credit facility (the "Senior Credit Facility"). (See Note 4, Debt.) Prior to the issuance of the Notes on February 2, 1999, BCCLP completed the terms of a contribution agreement dated June 3, 1998, as amended, whereby certain affiliates of AT&T Broadband and Internet Services, formerly Tele-Communications, Inc. ("TCI"), contributed certain cable television systems along with assumed TCI debt of approximately $708,854 to BCCLP which was repaid with the proceeds of the Notes and the Senior Credit Facility. In addition, Blackstone BC Capital Partners L.P. ("Blackstone") and affiliates contributed $136,500 to BCCLP. Upon completion of the Notes offering on February 2, 1999 BCCLP contributed all of its assets and liabilities to BCG, which formed a wholly owned subsidiary, Bresnan Telecommunications Company LLC ("BTC"), into which it contributed all of its assets and certain liabilities. The above noted contributed assets and liabilities were accounted for at predecessor cost because of the common ownership and control of TCI and have been reflected in the accompanying financial statements in a manner similar to a pooling of interests.

     The consolidated financial statements include the accounts of BCG and those of its wholly owned subsidiary, BTC, subsequent to the aforementioned formation transaction.

     The Company owns and operates cable television systems in small- and medium-sized communities in the midwestern United States.

     Prior to the transactions noted above, TCI and William J. Bresnan and certain entities which he controls (collectively, the "Bresnan Entities"), held 78.4% and 21.6% interests, respectively, in BCCLP. As of February 2, 1999, TCI, Blackstone and the Bresnan Entities held 50.00%, 39.79% and 10.21% interests, respectively. Subsequent to December 31, 1999, these interests were sold to Charter Communications Holding Company, LLC. (See Note 8, Sale of the Company.)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) CASH EQUIVALENTS

     Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

     (B) TRADE AND OTHER RECEIVABLES

     Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1998 and 1999 was not significant.

     (C) PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. During 1997, 1998 and 1999, interest capitalized was $324,000, $47,000 and $1,027,000 respectively.

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 15 years for distribution systems and 3 to 40 years for support equipment and buildings.

     Repairs and maintenance are charged to operations, and renewals and additions are capitalized. At the time of ordinary retirements, sales or other dispositions of property, the original cost and cost of removal of such property are charged to accumulated depreciation, and salvage, if any, is credited thereto. Gains or losses are only recognized in connection with the sales of properties in their entirety.

     (D) FRANCHISE COSTS

     Franchise costs represent the difference between the cost of acquiring cable television systems and amounts allocated to their tangible assets. Such amounts are generally amortized on a straight-line basis over 40 years. Costs incurred in negotiating and renewing franchise agreements are amortized on a straight-line basis over the life of the franchise, generally 10 to 20 years.

     (E) IMPAIRMENT OF LONG-LIVED ASSETS

     Management periodically reviews the carrying amounts of property and equipment and identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets. Accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

     (F) FINANCIAL INSTRUMENTS

     The Company has entered into fixed interest rate exchange agreements ("Interest Rate Swaps") which are used to manage interest rate risk arising from its financial liabilities. Such Interest Rate Swaps are accounted for as a hedge; accordingly, amounts receivable or payable under the Interest Rate Swaps are recognized as adjustments to interest expense. These instruments are not used for trading purposes.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or
(3) foreign currency exposures of net investments in foreign operations. Although management has not completed its assessment of the impact of SFAS 133 on its combined results of operations and financial position, management estimates that the impact of SFAS 133 will not be material.

     (G) INCOME TAXES

     The majority of BCG's net assets were historically held in partnerships. In addition, BCG has been formed as a limited liability company, to be treated for tax purposes as a flow-through entity. Accordingly, no provision has been made for income tax expense or benefit in the accompanying combined financial statements as the earnings or losses of Bresnan Communications Group LLC will be reported in the respective tax returns of BCG's members. (See Note 5, Income Taxes).

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     (H) REVENUE RECOGNITION

     Cable revenue for customer fees, equipment rental, advertising, pay-per-view programming and revenue sharing agreements is recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling and installation costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable distribution system.

     (I) STATEMENT OF CASH FLOWS

     Except for acquisition transactions described in Note 3, transactions effected through Members' equity (deficit) have been considered constructive cash receipts and payments for purposes of the statement of cash flows.

     (J) ADVERTISING COSTS

     All advertising costs are expensed as incurred.

     (K) RECLASSIFICATIONS

     Certain of the prior year comparative figures have been reclassified to conform to the presentation adopted in the current year.

     (L) ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(3) ACQUISITIONS AND SYSTEM DISPOSITIONS

     In 1998, the Company acquired two cable systems which were accounted for under the purchase method. The purchase prices were allocated to the assets acquired in relation to their fair values as increases in property and equipment of $7,099 and franchise costs of $21,651.

     During 1998, the Company also disposed of two cable systems for gross proceeds of $58,949, which resulted in gain on sale of cable television systems of $27,027. In connection with one of the dispositions, a third party intermediary received $47,199 of cash that was designated to be reinvested in certain identified assets for income tax purposes and accordingly recognized as restricted cash on the Company's Consolidated Balance Sheet at December 31, 1998 and 1999.

     In 1999, BCG acquired three cable systems that were accounted for under the purchase method. The purchase prices were allocated to the assets acquired in relation to their fair values as increases to property and equipment of $24,098 and franchise costs of $54,582. In connection with two of the acquisitions, the aforementioned third party intermediary disbursed $46,999 of cash to complete the reinvestment in certain identified assets for income tax purposes.

     Finally, in 1999, BCG disposed of cable systems for gross proceeds of $4,956, which resulted in a gain of $556.

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) ACQUISITIONS AND SYSTEM DISPOSITIONS -- (CONTINUED)
     The results of operations of these cable television systems have been included in the accompanying combined statements of operations from their dates of acquisition or their disposition, as applicable. Pro forma information on the acquisitions and dispositions has not been presented because the effects were not significant.

(4) DEBT

     Debt is summarized as follows:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1998         1999
                                                                ---------    ---------
                                                                (AMOUNTS IN THOUSANDS)
Senior Credit Facility(a)...................................    $     --     $534,200
Senior Notes Payable(b).....................................          --      170,000
Senior Discount Notes Payable(b)............................          --      190,132
Notes payable to banks(c)...................................     209,000           --
Note payable to partner(d)..................................      22,100           --
Other debt..................................................       1,517        1,275
                                                                --------     --------
                                                                $232,617     $895,607
                                                                ========     ========

---------------
(a) The Senior Credit Facility represents borrowings under a $650,000 senior reducing revolving credit and term loan facility as documented in the loan agreement as of February 2, 1999. The Senior Credit Facility has a current available commitment of $650,000 of which $534,200 is outstanding at December 31, 1999. The Senior Credit Facility provides for three tranches, a revolving loan tranche for $150,000 (the "Revolving Loan"), a term loan tranche of $328,000 (the "A Term Loan" and together with the Revolving Loan, "Facility A") and a term loan tranche of $172,000 (the "Facility B").

    The commitments under the Senior Credit Facility will reduce commencing with the quarter ending March 31, 2002. Facility A permanently reduces in quarterly amounts ranging from 2.5% to 7.5% of the Facility A amount starting March 31, 2002 and matures approximately eight and one half years after February 2, 1999. Facility B is also to be repaid in quarterly installments of .25% of the Facility B amount beginning in March 2002 and matures approximately nine years after February 2, 1999, on which date all remaining amounts of Facility B will be due and payable. Additional reductions of the Senior Credit Facility will also be required upon certain asset sales, subject to the right of the Company and its subsidiaries to reinvest asset sale proceeds under certain circumstances. The interest rate options include a LIBOR option and a Prime Rate option plus applicable margin rates based on the Company's total leverage ratio, as defined. The rate applicable to balances outstanding at December 31, 1999 ranged from 7.57% to 9.00%. Covenants of the Senior Credit Facility require, among other conditions, the maintenance of specific levels of the ratio of cash flows to future debt and interest expense and certain limitations on additional investments, indebtedness, capital expenditures, asset sales and affiliate transactions. In addition, the Company is required to pay a commitment fee on the unused revolver portion of Facility A which will accrue at a rate ranging from .25% to .375% per annum, depending on the Company's total leverage ratio, as defined.

(b) On February 2, 1999, the Company issued $170,000 aggregate principal amount senior notes payable (the "Senior Notes"). In addition, on the same date, the Company issued $275,000 aggregate principal amount at maturity of senior discount notes, (the "Senior Discount Notes") for approximately $175,021 gross proceeds (collectively the "Notes").

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) DEBT -- (CONTINUED)
    The Senior Notes are unsecured and will mature on February 1, 2009. The Senior Notes bear interest at 8% per annum payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1999.

    The Senior Discount Notes are unsecured and will mature on February 1, 2009. The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and will accrete at a rate of approximately 9.25% per annum, compounded semi-annually, to an aggregate principal amount of $275,000 on February 1, 2004. Subsequent to February 1, 2004, the Senior Discount Notes will bear interest at a rate of 9.25% per annum payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2004.

    The Company may elect, upon not less than 60 days prior notice, to commence the accrual of interest on all outstanding Senior Discount Notes on or after February 1, 2002, in which case the outstanding principal amount at maturity of each Senior Discount Note will on such commencement date be reduced to the accreted value of such Senior Discount Note as of such date and interest shall be payable with respect to the Senior Discount Notes on each February and August 1 thereafter.

    The Company may not redeem the Notes prior to February 1, 2004 except that prior to February 1, 2002, the Company may redeem up to 35% of the Senior Notes and Senior Discount Notes at redemption prices equal to 108% and 109.25% of the applicable principal amount and accreted value, respectively, with proceeds of an equity offering. Subsequent to February 1, 2004, the Company may redeem the Notes at redemption prices declining annually from approximately 104% of the principal amount or accreted value.

    Bresnan Communications Group LLC and its wholly owned subsidiary Bresnan Capital Corporation are the sole obligors of the Senior Notes and Senior Discount Notes. Bresnan Communications Group LLC has no other assets or liabilities other than its investment in its wholly owned subsidiary Bresnan Telecommunications Company LLC. Bresnan Capital Corporation has no other assets or liabilities.

    Upon change of control of the Company, the holders of the notes have the right to require the Company to purchase the outstanding notes at a price equal to 101% of the principal amount or accreted value plus accrued and unpaid interest. (See Note 8 "Sale of the Company").

(c) The notes payable to banks represented borrowings under a $250,000 senior unsecured reducing revolving credit and term loan facility (the "Bank Facility") as documented in the loan agreement as amended and restated as of August 5, 1998. The Bank Facility called for a current available commitment of $250,000 of which $209,000 was outstanding at December 31, 1998. The rates applicable to balances outstanding at December 31, 1998 ranged from 6.815% to 8.000%. The Bank Facility was repaid on February 2, 1999. (See
    Note 1, Basis of Presentation.)

(d) The note payable to a partner was comprised of a $25,000 subordinated note of which $22,100 was outstanding at December 31, 1998. The note, dated May 12, 1988, was junior and subordinate to the Bank Facility. Interest was provided for at the prime rate (as defined) and was payable quarterly, to the extent allowed under the bank subordination agreement, or at the maturity date of the note, which was the earlier of April 30, 2001 or the first business day following the full repayment of the entire amount due under the notes payable to banks. The interest rate at December 31, 1998 was 7.75%. This note was repaid on February 2, 1999. (See Note 1, Basis of Presentation.)

     The Company entered into interest rate swap agreements to effectively fix or set maximum interest rates on a portion of its floating rate long-term debt. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements.

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) DEBT -- (CONTINUED)
     At December 31, 1999, such interest rate swap agreements effectively fixed or set a maximum LIBOR base interest rates between 8.0% and 8.02% on an aggregate notional principal amount of $50,000, which rates would become effective upon the occurrence of certain events. The effect of the interest rate swap on interest expense for the twelve months ended December 31, 1999 was not significant. The expiration dates of the interest rate swaps ranges from April 1, 2000 to April 3, 2000. The difference between the fair market value and book value of long-term debt and the interest rate swaps at December 31, 1998 and 1999 is not significant.

(5) INCOME TAXES

     Taxable earnings differ from those reported in the accompanying consolidated statements of operations due primarily to differences in depreciation and amortization methods and estimated useful lives under regulations prescribed by the Internal Revenue Service. At December 31, 1999, the financial statement carrying amount of the Company's assets exceeded its tax basis by approximately $431 million.

(6) TRANSACTIONS WITH RELATED PARTIES

     BCG and its predecessor purchased, at TCI's cost, substantially all of its pay television and other programming from affiliates of TCI. Charges for such programming were $48,588, $58,562 and $62,502 for the years ended December 31, 1997, 1998 and 1999, respectively, and are included in programming expenses in the accompanying consolidated financial statements.

     Prior to February 2, 1999, certain affiliates of the partners of BCCLP provided administrative services to BCG and assumed managerial responsibility of BCG's cable television system operations and construction. As compensation for these services, BCG paid a monthly fee calculated pursuant to certain agreed upon formulas. Subsequent to the TCI Transaction on February 2, 1999, certain affiliates of a partner of BCCLP provide administrative services and have assumed managerial responsibilities of BCG. As compensation for these services BCG pays a quarterly fee equal to approximately 3% of gross revenues. Such aggregate charges totaled $11,801, $13,086 and $10,498 and have been included in selling, general and administrative expenses for years ended December 31, 1997, 1998 and 1999, respectively.

(7) COMMITMENTS AND CONTINGENCIES

     The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") imposed certain rate regulations on the cable television industry. Under the 1992 Cable Act, all cable systems are subject to rate regulation, unless they face "effective competition," as defined by the 1992 Cable Act and expanded in the Telecommunications Act of 1996 (the "1996 Act"), in their local franchise area.

     Although the Federal Communications Commission (the "FCC") has established regulations required by the 1992 Cable Act, local government units (commonly referred to as local franchising authorities) are primarily responsible for administering the regulation of a cable system's basic service tier ("BST"). The FCC itself directly administered rate regulation of any cable programming service tier ("CPST"). The FCC's authority to regulate CPST rates expired on March 31, 1999. The FCC has taken the position that it will still adjudicate CPST complaints filed after this sunset date (but no later than 180 days after the last CPST rate increase imposed prior to March 31, 1999), and will strictly limit its review (and possible refund orders) to the time period predating the sunset date.

     Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price structure that allows for the recovery of inflation and certain associated costs, as well as providing some incentive for

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) COMMITMENTS AND CONTINGENCIES -- (CONTINUED) expanding channel carriage. Operators also have the opportunity to bypass this "benchmark" regulatory structure in favor of the traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable service offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

     The management of BCG believes that it has complied in all material respects with the provisions of the 1992 Cable Act and the 1996 Act, including its rate setting provisions. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of CPST rates would be retroactive to the date of complaint. Any refunds of the excess portion of BST or equipment rates would be retroactive to one year prior to the implementation of the rate reductions.

     Certain plaintiffs have filed or threatened separate class action complaints against certain of the systems of BCG, alleging that the systems' practice of assessing an administrative fee to the subscribers whose payments are delinquent constitutes an invalid liquidated damage provision and a breach of contract, and violates local consumer protection statutes. Plaintiffs seek recovery of all late fees paid to the subject systems as a class purporting to consist of all subscribers who were assessed such fees during the applicable limitation period, plus attorney fees and costs.

     BCG has additional contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is possible that BCG may incur losses upon conclusion of these matters and the matters referred to above, an estimate of any loss or range of loss cannot presently be made. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of these actions, the ultimate disposition should not have material adverse effect upon the combined financial condition of BCG.

     On January 12, 2000, the Company also purchased two cable systems from one operator. The system in Wisconsin was a stock purchase and the system in Minnesota was an asset purchase. The total purchase price of these transactions was approximately $36,232, funded by cash flow from operations and additional borrowings.

     The Company also entered into a letter of intent with a cable operator pursuant to which the Company acquires a small cable television system in Minnesota. The transaction would result in a net cost of approximately $13,000 and will be funded by cash flow from operations and additional borrowings.

     BCG leases business offices, has entered into pole attachment agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $3,221, $2,833 and $3,547 during the years ended December 31, 1997, 1998 and 1999, respectively.

     Future minimum lease payments under noncancelable operating leases are estimated to approximate $2,240 per year for each of the next five years.

     It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on the same or similar properties.

(8) SALE OF THE COMPANY

     In June 1999, the Partners of BCCLP entered into an agreement to sell all of their partnership interests in BCCLP to Charter Communications Holding Company, LLC for a purchase price of approximately $3.1 billion in cash and equity instruments of Charter and its subsidiaries (including the Company) which will be reduced by the assumption of BCCLP's debt at closing. In conjunction with the sale of the partnership interests, Charter assumed the Company's outstanding indebtedness under the Senior Credit Facility (See Note 4, Debt.) The accompanying financial statements do not reflect the effect of the adjustments, if any, resulting from the sale of the partnership's interests.