Form 10-Q
period 2000-03-31
CHARTER COMMUNICATIONS INC /MO/
filed 2000-05-15
CIK 1091667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000.

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From        to      .
                                                   ------   ------



                        Commission File Number: 000-27927


                          CHARTER COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                       43-1857213
                --------                                       ----------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)

12444 Powerscourt Drive - Suite 100
       St. Louis, Missouri                                           63131
-----------------------------------                                  -----
(Address of principal executive offices)                           (Zip Code)

(Registrant's telephone number, including area code)             (314) 965-0555
                                                                  --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Number of shares of Class A Common Stock outstanding as of May 11, 2000:
222,039,746
Number of shares of Class B Common Stock outstanding as of May 11, 2000:  50,000

                          CHARTER COMMUNICATIONS, INC.
                          ----------------------------

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 2000
                ------------------------------------------------

                                      INDEX
                                      -----




Part I.  Financial Information                                                                      Page
         ---------------------                                                                      ----

         Item 1. Financial Statements - Charter Communications, Inc. and
                 Subsidiaries.                                                                        3

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.                                                              12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.                         26

Part II. Other Information
         ------------------

         Item 6. Exhibits and Reports on Form 8-K.                                                   27

Signatures.                                                                                          30


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This Report includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Report are set forth in this Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission and include, but are not limited to:

- Our plans to achieve growth by offering new products and services, and through acquisitions and swaps;

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

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        2000              1999*
                                                                                ----------------    -----------------

ASSETS                                                                              (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                     $    130,713       $    133,706
     Accounts receivable, net of allowance for doubtful accounts of $18,493
            and $11,471, respectively                                                    97,900             93,743
     Prepaid expenses and other                                                          44,279             35,142
                                                                                   ------------       ------------
              Total current assets                                                      272,892            262,591
                                                                                   ------------       ------------

INVESTMENT IN CABLE PROPERTIES:
     Property, plant and equipment, net of accumulated depreciation of
            $474,885 and $317,079, respectively                                       3,831,644          3,490,573
     Franchises, net of accumulated amortization of $940,201 and $650,478,
            respectively                                                             17,446,157         14,985,793
                                                                                   ------------       ------------
                                                                                     21,277,801         18,476,366
                                                                                   ------------       ------------
OTHER ASSETS                                                                            253,977            227,550
                                                                                   ------------       ------------
                                                                                   $ 21,804,670       $ 18,966,507
                                                                                   ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                         $    745,549       $    706,775
     Payables to related party                                                           19,353             13,183
                                                                                   ------------       ------------
              Total current liabilities                                                 764,902            719,958
                                                                                   ------------       ------------

LONG-TERM DEBT                                                                       11,154,423          8,936,455
                                                                                   ------------       ------------

DEFERRED MANAGEMENT FEES - RELATED PARTY                                                 13,751             21,623
                                                                                   ------------       ------------

OTHER LONG-TERM LIABILITIES                                                             150,139            145,124
                                                                                   ------------       ------------

MINORITY INTEREST                                                                     4,979,745          5,381,331
                                                                                   ------------       ------------

REDEEMABLE SECURITIES                                                                 1,846,176            750,937
                                                                                   ------------       ------------

SHAREHOLDERS' EQUITY:
     Class A common stock; $.001 par value; 1.5 billion shares authorized;
      222,039,746 and 221,740,584 shares issued and outstanding,
      respectively                                                                          195                195
     Class B common stock; $.001 par value; 750 million shares authorized;
      50,000 shares issued and outstanding                                                   --                 --
     Preferred stock; $.001 par value; 250 million shares authorized;
      no shares issued and outstanding                                                       --                 --
     Additional paid-in capital                                                       3,141,608          3,075,694
     Retained deficit                                                                  (246,945)           (66,231)
     Accumulated other comprehensive income                                                 676              1,421
                                                                                   ------------       ------------
                     Total shareholders' equity                                       2,895,534          3,011,079
                                                                                   ------------       ------------
                                                                                   $ 21,804,670       $ 18,966,507
                                                                                   ============       ============


The accompanying notes are an integral part of these consolidated statements.

--------
* Agrees with audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      THREE MONTHS         THREE MONTHS
                                                                          ENDED               ENDED
                                                                      MARCH 31, 2000      MARCH 31, 1999
                                                                   -----------------   -----------------




REVENUES                                                           $     721,604       $     160,956
                                                                   -------------       -------------
OPERATING EXPENSES:
     Operating, general and administrative                               371,769              83,091
     Depreciation                                                        252,876              23,535
     Amortization                                                        293,224              66,543
     Option compensation expense                                          15,500              16,651
     Corporate expense charges - related party                            12,508               2,928
                                                                   -------------       -------------
                                                                         945,877             192,748
                                                                   -------------       -------------

          Loss from operations                                          (224,273)            (31,792)

OTHER INCOME (EXPENSE):
     Interest expense                                                   (230,914)            (45,426)
     Interest income                                                       5,435               1,664
     Other, net                                                              132              (7,621)
                                                                   -------------       -------------
                                                                        (225,347)            (51,383)
                                                                   -------------       -------------

          Loss before minority interest                                 (449,620)            (83,175)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                  268,906              83,142
                                                                   -------------       -------------


          Net loss                                                 $    (180,714)      $         (33)
                                                                   =============       =============

LOSS PER COMMON SHARE, basic and diluted                           $       (0.81)      $       (0.67)
                                                                   =============       =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, basic and diluted        221,917,083              50,000
                                                                   =============       =============




The accompanying notes are an integral part of these consolidated statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  THREE MONTHS         THREE MONTHS
                                                                                     ENDED                ENDED
                                                                                 MARCH 31, 2000        MARCH 31, 1999
                                                                                 --------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                    $  (180,714)        $       (33)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
         Minority interest in loss of subsidiary                                    (268,906)            (83,142)
         Depreciation and amortization                                               546,100              90,078
         Option compensation expense                                                  15,500              16,651
         Non-cash interest expense                                                    42,122              20,072
         Gain on disposal of property, plant and equipment                                --                (173)
     Changes in assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                          (9,332)             (1,788)
         Prepaid expenses and other                                                   (8,835)             (6,250)
         Accounts payable and accrued expenses                                        64,728             (11,454)
         Payables to related party, including deferred management fees                (1,702)             (7,341)
                                                                                 -----------         -----------
               Net cash provided by operating activities                             198,961              16,620
                                                                                 -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                     (259,945)            (54,853)
     Payments for acquisitions, net of cash acquired                              (1,701,464)             (2,752)
     Loan to Marcus Cable Holdings, LLC                                                   --          (1,680,142)
     Other investing activities                                                       (6,521)             (5,039)
                                                                                 -----------         -----------

               Net cash used in investing activities                              (1,967,930)         (1,742,786)
                                                                                 -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of long-term debt, including proceeds from Charter
       Holdings Notes                                                              4,195,203           4,819,127
     Repayments of long-term debt                                                 (2,384,336)         (1,961,524)
     Payments for debt issuance costs                                                (47,227)            (88,880)
     Distributions to Charter Investment                                                  --              (3,240)
     Payment to related party                                                             --             (20,000)
     Other financing activities                                                        2,336                  --
                                                                                 -----------         -----------

               Net cash provided by financing activities                           1,765,976           2,745,483
                                                                                 -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (2,993)          1,019,317
CASH AND CASH EQUIVALENTS, beginning of period                                       133,706               9,573
                                                                                 -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                         $   130,713         $ 1,028,890
                                                                                 ===========         ===========

CASH PAID FOR INTEREST                                                           $    76,942         $    78,865
                                                                                 ===========         ===========
NON-CASH TRANSACTION:
     Issuances of equity as partial payment for acquisition                      $ 1,014,110         $        --
                                                                                 ===========         ===========





The accompanying notes are an integral part of these consolidated statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

CHARTER COMMUNICATIONS, INC.

On July 22, 1999, Charter Investment, Inc. (Charter Investment), a company controlled by Paul G. Allen, formed a wholly owned subsidiary, Charter Communications, Inc. (Charter), a Delaware corporation, with a nominal initial investment.

On November 12, 1999, Charter sold 195.5 million shares of Class A common stock in an initial public offering and 50,000 shares of high vote Class B common stock to Mr. Allen, and used the net proceeds to purchase a 100% voting interest and an approximate 40.6% economic interest in Charter Communications Holdings Company, LLC (Charter Holdco), an indirect owner of cable systems.

Prior to November 12, 1999, Charter Holdco was owned 100% by Charter Investment and Vulcan Cable III Inc., both entities controlled by Mr. Allen. Subsequent to November 12, 1999, Mr. Allen controls Charter through his ownership of all of the high vote Class B common stock, and Charter controls Charter Holdco through its ownership of all the voting interests. Charter's purchase of 50,000 membership units of Charter Holdco was accounted for as a reorganization of entities under common control similar to a pooling of interests. For financial reporting purposes, 50,000 of the membership units previously issued by Charter Holdco to Charter Investment on November 12, 1999, representing an economic interest of less than 1%, are considered held by Charter effective December 23, 1998, the date Mr. Allen was first deemed to control Charter Holdco. Accordingly, Charter Holdco's results of operations for the three months ended March 31, 1999 are included in the accompanying consolidated statements of operations.

Charter is a holding company whose sole asset is a 39.6% controlling equity interest in Charter Holdco. Charter, Charter Holdco and its subsidiaries are collectively referred to as the "Company" herein. All material intercompany transactions and balances have been eliminated in consolidation.

The Company owns and operates cable systems currently serving approximately 6.2 million customers, including customers from the acquisition of Bresnan Communications Company Limited Partnership and its subsidiaries (Bresnan) completed in February 2000 (see Note 3). The Company offers a full range of traditional cable television services and has begun to offer digital cable television services, interactive video programming and high-speed Internet access.

LOSS PER COMMON SHARE

For purposes of the loss per common share calculation for the three months ended March 31, 1999, Mr. Allen's 50,000 shares of high vote Class B common stock are considered to be outstanding for the entire period. Basic loss per common share is computed by dividing the net loss by 50,000 shares for the three months ended March 31, 1999, and 221,917,083 shares for the three months ended March 31, 2000, which represents the weighted average common shares outstanding during this period. Diluted loss per common share equals basic loss per common share for the periods presented, as the effect of stock options is anti-dilutive because the Company generated net losses. All membership units of Charter Holdco are exchangeable on a one-for-one basis into Class A common stock of Charter at the option of the holders. Should the holders exchange units for shares, the effect would not be dilutive.

2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The accompanying consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


3.   ACQUISITIONS:

On February 14, 2000, Charter Holdco and Charter Communications Holdings, LLC (Charter Holdings), a wholly owned subsidiary of Charter Holdco, completed the acquisition of Bresnan. Prior to the acquisition, Charter Holdco assigned a portion of its rights to purchase Bresnan to Charter Holdings. Charter Holdco and Charter Holdings purchased 52% of Bresnan from certain sellers for cash, and certain sellers contributed 18% of Bresnan to Charter Holdco for 14.8 million Class C common membership units of Charter Holdco, an approximate 2.6% equity interest in Charter Holdco. Charter Holdco then transferred its ownership interest to Charter Holdings. Thereafter, Charter Holdings and certain sellers contributed all of the outstanding interests in Bresnan to CC VIII, LLC (CC
VIII), a subsidiary of Charter Holdings, and Bresnan was dissolved. In exchange for the contribution of their interests in Bresnan, the sellers received approximately 24.2 million Class A preferred membership units in CC VIII, representing 30% of the equity of CC VIII, and are entitled to a 2% annual return on their preferred membership units. The purchase price for Bresnan was approximately $3.1 billion, subject to adjustment, and was comprised of $1.1 billion in cash, $384.6 million and $629.5 million in equity in Charter Holdco and CC VIII, respectively, and approximately $964.4 million in assumed debt. All of the membership units received by the sellers are exchangeable on a one-for-one basis for Class A common stock of Charter. The Bresnan cable systems acquired are primarily located in Michigan, Minnesota, Wisconsin and Nebraska and serve approximately 687,000 customers.

The Bresnan acquisition was accounted for using the purchase method of accounting, and, accordingly, results of operations of the acquired assets have been included in the financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $2.8 billion. The allocation of the purchase price for this acquisition is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase price and allocation will not have a material impact on the consolidated results of operations or financial position of the Company.

Pro forma operating results of the Company as though the Bresnan acquisition had occurred on January 1, 1999, with adjustments to give effect to amortization of franchises, interest expense, minority interest, and certain other adjustments, follows. The impact of the issuance and sale of the January 2000 Charter Holdings Notes (see Note 4) is not significant and is therefore not taken into account below.


                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                           ---------------------------------------------
                                                                                   2000                     1999
                                                                           ----------------------    -------------------

Revenues                                                                            $ 759,264             $ 711,190
Loss from operations                                                                 (237,108)             (122,930)
Loss before minority interest                                                        (486,982)             (371,777)
Net loss                                                                             (193,957)             (137,421)
Loss per common share, basic and diluted                                                (0.87)                (0.62)


The pro forma information has been presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

In March 2000, Charter entered into an agreement providing for the merger of Cablevision of Michigan, Inc., the indirect owner of a cable system in Kalamazoo, Michigan, with and into Charter. As a result of the merger, Charter will become the indirect owner of the Kalamazoo system. The merger consideration of approximately $172.5 million will be paid in Class A common stock of Charter. After the merger, Charter will contribute 100% of the equity interests of the direct owner of the Kalamazoo system to Charter Holdco in exchange for membership units. The Kalamazoo cable system has approximately 49,000 customers and had revenues of approximately $4.9 million for the three months ended March 31, 2000. This acquisition is expected to close in the third quarter of 2000.

4.   LONG-TERM DEBT:

JANUARY 2000 CHARTER HOLDINGS NOTES. On January 6, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation issued notes with a principal amount of $1.5 billion (January 2000 Charter Holdings Notes). The January 2000 Charter Holdings Notes consist of $675.0 million 10.00% Senior Notes due 2009, $325.0 million 10.25% Senior Notes due 2010, and $532.0 million $11.75% Senior Discount Notes due 2010. The net proceeds were approximately $1.3 billion, after giving effect to discounts, commissions and expenses. The proceeds from the January 2000 Charter Holdings Notes were used to finance the repurchases of debt assumed in certain transactions, as described below.

On April 24, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation made an offer to exchange the January 2000 Charter Holdings Notes for new notes. The new notes have substantially similar terms, except that the notes are registered under the Securities Act of 1933, as amended, and, therefore, will not bear legends restricting their transfer.

AVALON CABLE OF MICHIGAN HOLDINGS, INC. AND ITS SUBSIDIARIES NOTES. In January 2000, through change of control offers and purchases in the open market, all of the Avalon 9.375% Senior Subordinated Notes due 2008 with a principal amount of $150.0 million were repurchased for $153.7 million. In addition, also through change of control offers, $16.3 million in aggregate principal amount at maturity of the Avalon 11.875% Senior Discount Notes due 2008 was repurchased for $10.5 million. As of March 31, 2000, Avalon 11.875% notes with an aggregate principal amount of $179.8 million at maturity remain outstanding with an accreted value of $117.8 million.

FALCON COMMUNICATIONS, L.P. AND ITS SUBSIDIARIES DEBENTURES. In February 2000, through change of control offers and purchases in the open market, all of the Falcon 8.375% Senior Debentures due 2010 with a principal amount of $375.0 million were repurchased for $388.0 million, and all of the Falcon 9.285% Senior Discount Debentures due 2010 with an aggregate principal amount at maturity of $435.3 million were repurchased for $328.1 million.

BRESNAN CREDIT FACILITIES. Upon the closing of the Bresnan acquisition, we amended and assumed the previous Bresnan credit facilities. The Bresnan credit facilities provide for borrowings of up to $900.0 million. The Bresnan credit facilities provide for two term facilities, one with a principal amount of $403.0 million (Term A), and the other with a principal amount of $297.0 million (Term B). The Bresnan credit facilities also provide for a $200.0 million revolving credit facility with a maturity date in June 2007 and, at the option of lenders, supplemental facilities in the amount of $200.0 million. Amounts under the Bresnan credit facilities bear interest at the Base Rate or the Eurodollar Rate, as defined, plus a margin of up to 2.75% (7.5% to 8.74% as of March 31, 2000). A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of Term A and the revolving credit facility. At the closing of the Bresnan acquisition, we borrowed approximately $601.2 million to replace the borrowings outstanding under the previous credit facilities and an additional $30.0 million to fund a portion of the Bresnan purchase price. As of March 31, 2000, $680.9 million was outstanding and $219.1 million was available for borrowing.

BRESNAN NOTES. Charter Holdco and Charter Holdings acquired Bresnan in February 2000 and assumed Bresnan's $170 million in principal amount of 8% Senior Notes due 2009 and $275 million in principal amount at maturity of 9.25% Senior Discount Notes due 2009. In March 2000, we repurchased all of the outstanding Bresnan notes at 101% of the outstanding principal amounts plus accrued and unpaid interest or accreted value, as applicable, for a total of $369.7 million using proceeds from the sale of the January 2000 Charter Holdings Notes.

CHARTER COMMUNICATIONS OPERATING, LLC CREDIT FACILITIES. In March 2000, the Charter Operating Credit Facilities were amended to increase the amount of the supplemental credit facility to $1.0 billion. In connection with this amendment, $600.0 million of the supplemental credit facility was exercised, thereby increasing the total borrowing capacity to $4.7 billion. The remaining $400.0 million of the supplemental credit facility is subject to the Company's ability to obtain additional commitments from the lenders. As of March 31, 2000, outstanding borrowings were approximately $3.8 billion, and the unused availability was $0.9 billion.


5. MINORITY INTEREST:

As of March 31, 2000, minority interest consists primarily of total members' equity of Charter Holdco ($9.1 billion) multiplied by 60.4%, the ownership percentage of Charter Holdco not owned by Charter and preferred equity in an indirect subsidiary of Charter held by certain Bresnan sellers less a portion of redeemable securities. Gains (losses) arising from the issuance by Charter Holdco of its membership units are recorded as capital transactions, thereby increasing (decreasing) shareholders' equity and (decreasing) increasing minority interest on the accompanying consolidated balance sheets.

Changes to minority interest consist of the following:

                     Balance, December 31, 1999                                                $ 5,381,331
                     Minority interest in loss of subsidiary                                      (268,906)
                     Equity issued to Bresnan sellers                                            1,014,010
                     Equity classified as redeemable securities                                 (1,095,239)
                     Loss on issuance of equity by Charter Holdco                                  (59,600)
                     Option compensation expense                                                     9,286
                     Unrealized loss on marketable securities available for sale                    (1,137)
                                                                                             ==============
                     Balance, March 31, 2000                                                   $ 4,979,745
                                                                                             ==============


6.   REDEEMABLE SECURITIES:

The Company acquired Helicon I, L.P. and affiliates (Helicon) in July 1999. The Company acquired Rifkin Acquisition Partners L.L.L.P. and InterLink Communications Partners, LLLP (collectively, "Rifkin") in September 1999, acquired Falcon Communications, L.P. (Falcon) in November 1999 and acquired Bresnan in

February 2000. The Rifkin, Falcon and Bresnan sellers who acquired
Charter Holdco membership units or, in the case of Bresnan, additional equity interests in an indirect subsidiary of Charter Holdings, in connection with these respective acquisitions and the Helicon sellers who acquired shares of Class A common stock in Charter's initial public offering may have rescission rights against Charter and Charter Holdco arising out of possible violations of
Section 5 of the Securities Act of 1933, as amended, in connection with the offers and sales of these equity interests.

If all of these equity holders successfully exercised their possible rescission rights, Charter or Charter Holdco would become obligated to repurchase all such equity interests, and the total repurchase obligation would be up to approximately $1.8 billion as of March 31, 2000. Accordingly, the maximum potential cash obligation related to the possible rescission rights has been excluded from shareholders' equity and minority interest and classified as "redeemable securities" on the accompanying consolidated balance sheets. One year after the dates of issuance or purchase of these equity interests (when these possible rescission rights will have expired), the Company will reclassify the respective amounts to shareholders' equity and minority interest, as applicable.


7.   REVENUES:

Revenues consist of the following:


                                                                            THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------------------------------------
                                                                        2000                            1999
                                                              --------------------------     ---------------------------

Basic                                                                         $ 524,547                       $ 109,590
Premium                                                                          55,773                          15,344
Pay-per-view                                                                      7,231                           4,650
Digital                                                                           9,196                             190
Advertising sales                                                                33,278                           7,839
Data                                                                              9,712                             718
Other                                                                            81,867                          22,625
                                                              --------------------------     ---------------------------

                                                                              $ 721,604                       $ 160,956
                                                              ==========================     ===========================


8.   OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES:

Operating, general and administrative expenses consist of the following:


                                                                            THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------------------------------------
                                                                        2000                            1999
                                                              --------------------------     ---------------------------

Programming                                                                   $ 164,825                        $ 36,426
General and administrative                                                      125,292                          27,256
Service                                                                          47,091                          10,318
Advertising                                                                      12,277                           3,659
Marketing                                                                        11,693                           3,598
Other                                                                            10,591                           1,834
                                                              --------------------------     ---------------------------

                                                                              $ 371,769                        $ 83,091
                                                              ==========================     ===========================


9.   COMPREHENSIVE LOSS:

Comprehensive loss was $181,459 and $33 for the three months ended March 31, 2000 and 1999, respectively. The Company owns common stock of WorldGate Communications, Inc. that is classified as "available for sale" and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income.


10.  SUBSEQUENT EVENTS:

In April 2000, one of Charter's subsidiaries purchased a cable system of Falcon/Capital Cable Partners, L.P. and another cable system of Farmington Cablevision Company. These cable systems are primarily located in Illinois, Indiana and Missouri. The aggregate purchase price for these acquisitions was approximately $75.0 million in cash and was funded with borrowings from the Charter Operating Credit Facilities. For the three months ended March 31, 2000, these systems had revenues of approximately $3.1 million.

In April 2000, Morgan Stanley Senior Funding, Inc. committed to provide Charter Holdings and Charter Communications Holdings Capital Corporation with senior increasing rate bridge loans in an aggregate principal amount of up to $1.0 billion. The commitment to provide the bridge loans expires on October 14, 2000. Each bridge loan must be in a principal amount not less than $400.0 million and the bridge loans mature one year from the date of the initial loan. The bridge loan facility will not close unless specified closing conditions are satisfied.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to the "Certain Trends and Uncertainties" section below in this Management's Discussion and Analysis for a discussion of important factors that could cause actual results to differ from expectations and non-historical information contained herein.

     INTRODUCTION

    We do not believe that our historical financial condition and results of operations are accurate indicators of future results because of certain past and pending events, including:

          (1) the merger of Marcus Cable Holdings, LLC (Marcus Holdings) with and into Charter Communications Holdings, LLC (Charter Holdings) in March 1999;

          (2) the acquisitions of Charter Communications Holdings Company, LLC (Charter Holdco) and its direct and indirect subsidiaries since January 1, 1999, and the pending Kalamazoo transaction;

          (3) the refinancing or replacement of the previous credit facilities of the Charter companies (Charter Communications Properties Holdings, LLC, CCA Group, CharterComm Holdings, LLC) and certain of our subsidiaries acquired in 1999 and 2000;

          (4) the purchase of publicly held notes that had been issued by several of the direct and indirect subsidiaries of Charter Holdco and Marcus Holdings; and

          (5) the allocation of losses to minority interests.

    ORGANIZATIONAL HISTORY

    In July 1999, Charter Communications, Inc. (Charter) was formed as a wholly owned subsidiary of Charter Investment, Inc. (Charter Investment). On November 12, 1999, we sold substantially all of our equity interests to the public in an initial offering, and on that same date, we sold less than 1% of our equity interests to Mr. Allen. We contributed substantially all of the proceeds of the initial public offering and sale to Mr. Allen to Charter Holdco, which issued membership units to us.

    ACQUISITIONS

    On February 14, 2000, Charter Holdco and Charter Holdings completed the acquisition of Bresnan Communications Company Limited Partnership (Bresnan). Prior to the acquisition, Charter Holdco assigned a portion of its rights to purchase Bresnan to Charter Holdings. Charter Holdco and Charter Holdings purchased 52% of Bresnan from certain sellers for cash, and certain sellers contributed 18% of Bresnan to Charter Holdco for 14.8 million Class C common membership units of Charter Holdco, an approximate 2.6% equity interest in Charter Holdco. Charter Holdco then transferred its ownership interest to Charter Holdings. Thereafter, Charter Holdings and certain sellers contributed all of the outstanding interests in Bresnan to CC VIII, a subsidiary of Charter Holdings, and Bresnan was dissolved. In exchange for the contribution of their interests in Bresnan, the sellers received approximately 24.2 million Class A preferred membership units in CC VIII, representing 30% of the equity of CC VIII, and are entitled to a 2% annual return on their preferred membership units. The purchase price for Bresnan was approximately $3.1 billion, subject to adjustment, and was comprised of $1.1 billion in cash, $384.6 million and $629.5 million in equity in Charter Holdco and CC VIII, respectively, and approximately $964.4 million in assumed debt. All of the membership units received by the sellers are exchangeable on a one-for-one basis for Class A common stock of Charter. The Bresnan cable systems acquired are located primarily in Michigan, Minnesota, Wisconsin and Nebraska.

The following table sets forth additional information on certain of our acquisitions since January 1, 2000.

                                                                                       AS OF AND FOR
                                                                                  THE THREE MONTHS ENDED
                                                                 PURCHASE              MARCH 31, 2000
                                                                   PRICE,              --------------
                                                               INCLUDING DEBT
                                                 ACQUISITION       ASSUMED                            REVENUES
                                                     DATE       (IN MILLIONS)      CUSTOMERS       (IN THOUSANDS)
                                                     ----       -------------      ---------       --------------

             Cable system of Interlake
               Cablevision Enterprises, LLC          2/00      $    13                5,000            $   445
             Bresnan                                 2/00        3,100              687,000             76,563
             Cable system of Falcon/Capital
               Cable Partners, L.P.                  4/00           60               25,000              2,585
             Cable system of Farmington
               Cablevision Company                   4/00           15                6,000                495
                                                                ------              -------             ------

             Total                                             $ 3,188              723,000            $80,088
                                                               =======              =======            =======

----------

    Note: As part of the October 1999 transaction with InterMedia Capital Partners IV, L.P., InterMedia Partners and affiliates (collectively, "InterMedia"), we agreed to "swap" some of our non-strategic cable systems located in Indiana, Montana, Utah and northern Kentucky, representing 142,000 basic customers. We transferred cable systems with 112,000 customers to InterMedia in connection with this swap in October 1999. The remaining cable system, with customers totaling 30,000, was transferred in March 2000 after receipt of the necessary regulatory approvals. This transfer is not reflected in the table above.

    PENDING KALAMAZOO TRANSACTION

    In March 2000, we entered into an agreement providing for the merger of Cablevision of Michigan, Inc., the indirect owner of a cable system in Kalamazoo, Michigan, with and into us. As a result of the merger, we will become the owner of the Kalamazoo system. The merger consideration of approximately $172.5 million will be paid in our Class A common stock. After the merger, we will contribute 100% of the equity interests of the direct owner of the Kalamazoo system to Charter Holdco in exchange for membership units. Charter Holdco will, in turn, contribute all of the assets and all of the equity interests to Charter Holdings. The Kalamazoo cable system has approximately 49,000 customers and had revenues of approximately $4.9 million for the three months ended March 31, 2000. We anticipate that this acquisition will close in the third quarter of 2000.

    POSSIBLE SWAP TRANSACTION

    Charter continues to hold negotiations with AT&T regarding the exchange of certain of our cable systems for cable systems owned by AT&T. This possible swap transaction is subject to the negotiation and execution of a definitive purchase agreement, regulatory approvals and other conditions typical in transactions of this type. We cannot assure you that these conditions will be satisfied.

    In addition, we continue to have discussions with several other cable operators about the possibility of "swapping" cable systems that would further complement our regional operating clusters.

    OVERVIEW OF OPERATIONS

    Approximately 88% of our historical revenues for the three months ended March 31, 2000, are attributable to monthly subscription fees charged to customers for our basic, expanded basic and premium cable television programming services, equipment rental and ancillary services provided by our cable systems. In addition, we derive other revenues from installation and reconnection fees charged to customers to commence or reinstate service, pay-per-view programming, where users are charged a fee for individual programs requested, advertising revenues and commissions related to the sale of merchandise by home shopping services. We have generated increased revenues in each of the past three fiscal years, primarily through internal customer growth, basic and expanded tier rate increases, acquisitions and innovative marketing. We are beginning to offer our customers several other services, which are expected to significantly contribute to our revenues. One of these services is digital cable, which provides customers with additional programming options. We are also offering high-speed Internet access to the World Wide Web through cable modems. Our television-based Internet access allows us to offer users TV-based e-mail and other Internet access.

     Our expenses primarily consist of operating costs, general and administrative expenses, depreciation and amortization expense and management fees/corporate expense charges. Operating costs primarily include programming costs, cable service related expenses, marketing and advertising costs, franchise fees and expenses related to customer billings. Programming costs accounted for approximately 44% of our operating, general and administrative expenses for the three months ended March 31, 2000. Programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to customers, increased cost to produce or purchase cable programming, inflation and other factors affecting the cable television industry. In each year we have operated, our costs to acquire programming have exceeded customary inflationary increases. Significant factors with respect to increased programming costs are the rate increases and surcharges imposed by national and regional sports networks directly tied to escalating costs to acquire programming for professional sports packages in a competitive market. We have benefited in the past from our membership in an industry cooperative that provided members with volume discounts from programming networks. This industry cooperative no longer exists. However, our increased size is believed to give us substantially equivalent buying power. Also, we have been able to negotiate favorable terms with premium networks in conjunction with the premium packages we offer, which minimized the impact on margins and provided substantial volume incentives to grow the premium category. Although we believe that we will be able to pass future increases in programming costs through to customers, there can be no assurance that we will be able to do so.

     General and administrative expenses primarily include accounting and administrative personnel and professional fees. Depreciation and amortization expense relates to the depreciation of our tangible assets and the amortization of our franchise costs. Corporate expense charges are fees paid or charges for management services. Pursuant to a mutual services agreement between Charter and Charter Investment, each entity provides services to the other in order to manage Charter Holdco and to manage and operate the cable systems owned by its subsidiaries. We record actual expenses incurred by Charter Investment on our behalf. All expenses and costs incurred with respect to the services provided are paid by us. Our credit facilities limit the amount of such reimbursements.

     We have had a history of net losses and expect to continue to report net losses for the foreseeable future. The principal reasons for our prior and anticipated net losses include depreciation and amortization expenses associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

     RESULTS OF OPERATIONS

     The following discusses the results of operations for:

     (1) Charter, comprised of the Charter companies for the three months ended March 31, 1999; and

     (2) Charter, comprised of the Charter companies, all 1999 acquisitions and the following for the three months ended March 31, 2000:

     - Cable system of Interlake from February 2, 2000, the acquisition date, through March 31, 2000; and

     - Bresnan from February 14, 2000, the acquisition date, through March 31, 2000.

     The following table sets forth the percentages of revenues that items in the statements of operations constitute for the indicated periods (dollars in thousands, except per share data):

                                                   THREE MONTHS                   THREE MONTHS
                                                      ENDED                           ENDED
                                                  MARCH 31, 2000                 MARCH 31, 1999
                                             -------------------------    ------------------------------

STATEMENTS OF OPERATIONS:
Revenues ..............................    $ 721,604       100.0%          $ 160,956            100.0%
                                           ---------     --------          ---------           -------
Operating expenses:
  Operating costs .....................      246,477        34.2%             55,835             34.7%
  General and administrative costs ....      125,292        17.4%             27,256             16.9%
  Depreciation ........................      252,876        35.0%             23,535             14.6%
  Amortization ........................      293,224        40.6%             66,543             41.3%
  Option compensation expense .........       15,500         2.2%             16,651             10.3%
  Corporate expense charges ...........       12,508         1.7%              2,928              1.8%
                                            --------     --------          ---------          --------
Total operating expenses ..............      945,877       131.1%            192,748            119.6%
                                           ---------     --------          ---------          --------
Loss from operations ..................     (224,273)      (31.1%)           (31,792)           (19.6%)
Interest expense ......................     (230,914)      (32.0%)           (45,426)           (28.4%)
Interest income .......................        5,435         0.8%              1,664              1.0%
Other income (expense) ................          132          --              (7,621)            (4.7%)
                                           ---------     --------          ---------          --------
Loss before minority interest .........     (449,620)      (62.3%)           (83,175)           (51.7%)
Minority interest in loss of
subsidiary.............................      268,906        37.3%             83,142             51.7%
                                           ---------     --------          ---------          --------
Net loss ..............................    $(180,714)      (25.0%)         $     (33)              --
                                           =========     ========          =========          ========
Loss per common share, basic and
  diluted .............................    $   (0.81)                        $ (0.67)
                                           =========                       =========


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Since January 1, 1999, Charter Holdings and Charter Holdco have closed numerous acquisitions. In addition, Charter Holdings merged with Marcus Holdings in April 1999. Thus, increases in amounts for the three months ended March 31, 2000, are not comparable to those for the three months ended March 31, 1999.

     REVENUES. Revenues increased by $560.6 million, from $161.0 million for the three months ended March 31, 1999, to $721.6 million for the three months ended March 31, 2000. The increase in revenues primarily resulted from acquisitions.

     OPERATING COSTS. Operating costs increased by $190.6 million, from $55.8 million for the three months ended March 31, 1999, to $246.5 million for the three months ended March 31, 2000. This increase was due primarily to acquisitions.

     GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased by $98.0 million, from $27.3 million for the three months ended March 31, 1999, to $125.3 million for the three months ended March 31, 2000. This increase was due primarily to acquisitions.

     DEPRECIATION. Depreciation expense increased by $229.3 million, from $23.5 million for the three months ended March 31, 1999, to $252.9 million for the three months ended March 31, 2000. This increase was due primarily to acquisitions.

     AMORTIZATION. Amortization expense increased by $226.7 million, from $66.5 million for the three months ended March 31, 1999, to $293.2 million for the three months ended March 31, 2000. There was a significant increase in amortization expense resulting from acquisitions.

     OPTION COMPENSATION EXPENSE. Option compensation expense did not change significantly for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This expense is due to the granting of options to employees in December 1998 and February 1999 at exercise prices less than the estimated fair values of the underlying membership units at time of grant, thus resulting in compensation expense being accrued over the vesting period of each grant.

     CORPORATE EXPENSE CHARGES. Corporate expense charges increased by $9.6 million, from $2.9 million for the three months ended March 31, 1999, to $12.5 million for the three months ended March 31, 2000. The increase was primarily the result of acquisitions.

     INTEREST EXPENSE. Interest expense increased by $185.5 million, from $45.4 million for the three months ended March 31, 1999, to $230.9 million for the three months ended March 31, 2000. This increase resulted primarily from interest on debt used to finance acquisitions.

     INTEREST INCOME. Interest income increased by $3.8 million, from $1.7 million for the three months ended March 31, 1999, to $5.4 million for the three months ended March 31, 2000. The increase was primarily due to investing excess cash from the issuance and sale of the January 2000 Charter Holdings Notes prior to completing the change of control offers described herein.

     OTHER INCOME (EXPENSE). In March 1999, the Company extinguished all then-existing long-term debt, excluding borrowings of the Company under its then-existing credit facilities, and refinanced substantially all then-existing credit facilities at various subsidiaries with a new credit facility. The excess of the amount paid over the carrying value, net of deferred financing costs, of the then-existing long-term debt was recorded in other income (expense).

     MINORITY INTEREST. Minority interest is $83.1 million for the three months ended March 31, 1999, and $268.9 million for the three months ended March 31, 2000. The minority interest represents the ownership in Charter Holdco by entities other than Charter Communications, Inc. For financial reporting purposes, 50,000 of the membership units Charter Holdco previously issued to companies controlled by Mr. Allen are considered held by Charter Communications, Inc. since December 24, 1998.

     NET LOSS. Net loss increased by $180.7 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase in revenues that resulted from acquisitions was not sufficient to offset the operating expenses associated with the acquired systems.

     LOSS PER COMMON SHARE. The loss per common share increased by $0.14, from $0.67 per common share for the three months ended March 31, 1999, to $0.81 per common share for the three months ended March 31, 2000.

     LIQUIDITY AND CAPITAL RESOURCES

     Our business requires significant cash to fund acquisitions, capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, equity contributions, borrowings under our credit facilities and debt and equity financings.

     Our historical cash flows from operating activities were $199.0 million and $16.6 million for the three months ended March 31, 2000 and 1999, respectively.

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

     For the three months ended March 31, 2000, we made capital expenditures, excluding the acquisition of the Interlake and Bresnan cable systems, of $259.9 million. The majority of these capital expenditures related to rebuilding existing cable systems and were funded from cash flows from operations and borrowings under credit facilities.

     For the period from January 1, 2000 to December 31, 2002, we plan to spend approximately $6.4 billion for capital expenditures, approximately $3.2 billion of which will be used to upgrade and rebuild our systems to a bandwidth capacity of 550 megahertz or greater and add two-way capability, so that we may offer advanced services. The remaining $3.2 billion will be used for extensions of systems, development of new products and services, converters and system maintenance. Capital expenditures for 2000 are expected to be approximately $2.7 billion, and aggregate capital expenditures for 2001 and 2002 are expected to be approximately $3.7 billion. We currently expect to finance the anticipated capital expenditures with cash generated from operations and additional borrowings under credit facilities, including a bridge loan for which we have received a commitment. We cannot assure you that these amounts will be sufficient to accomplish our planned system upgrades, expansion and maintenance. If we are not able to obtain amounts sufficient for our planned upgrades and other capital expenditures, it could adversely affect our ability to offer new products and services and compete effectively, and could adversely affect our growth, financial condition and results of operations.

     FINANCING ACTIVITIES

     As of March 31, 2000, our total debt was approximately $11.2 billion and the deficiency of earnings available to cover fixed charges before minority interest was approximately $449.6 million for the three months then ended. In connection with the April 2000 acquisitions of Capital Cable and Farmington, an additional $75.0 million was borrowed. Our significant amount of debt may adversely affect our ability to obtain financing in the future and react to changes in our business. Our credit facilities and other debt instruments contain various financial and operating covenants that could adversely impact our ability to operate our business, including restrictions on the ability of our operating subsidiaries to distribute cash to their parents. See "-- Certain Trends and Uncertainties -- Restrictive Covenants," for further information.

     JANUARY 2000 CHARTER HOLDINGS NOTES. On January 6, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation issued notes with a principal amount of $1.5 billion (January 2000 Charter Holdings Notes). The January 2000 Charter Holdings Notes consist of $675.0 million 10.00% Senior Notes due 2009, $325.0 million 10.25% Senior Notes due 2010 and $532.0 million $11.75% Senior Discount Notes due 2010. The net proceeds were approximately $1.3 billion, after giving effect to discounts, commissions and expenses. The proceeds from the sale of January 2000 Charter Holdings Notes were used to finance the repurchases of debt assumed in certain transactions, as described below.

     On April 24, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation made an offer to exchange the January 2000 Charter Holdings Notes for new notes. The new notes have substantially similar terms, except that the notes are registered under the Securities Act of 1933, as amended and, therefore, will not bear legends restricting their transfer.

     AVALON CABLE OF MICHIGAN HOLDINGS AND ITS SUBSIDIARIES NOTES. In January 2000, through change of control offers and purchases in the open market, all of the Avalon 9.375% Senior Subordinated Notes due 2008 with a principal amount of $150.0 million were repurchased for $153.7 million. In addition, also through change of control offers, $16.3 million in aggregate principal amount at maturity of the Avalon 11.875% Senior Discount Notes due 2008 was repurchased for $10.5 million. As of March 31, 2000, Avalon 11.875% notes with an aggregate principal amount of $179.8 million at maturity remain outstanding with an accreted value of $117.8 million.

     FALCON COMMUNICATIONS, L.P. AND ITS SUBSIDIARIES DEBENTURES. In February 2000, through change of control offers and purchases in the open market, all of the Falcon 8.375% Senior Debentures due 2010 with a principal amount of $375.0 million were repurchased for $388.0 million, and all of the Falcon 9.285% Senior Discount Debentures due 2010 with an aggregate principal amount at maturity of $435.3 million were repurchased for $328.1 million.

     BRESNAN CREDIT FACILITIES. Upon the closing of the Bresnan acquisition, we amended and assumed the previous Bresnan credit facilities. The Bresnan credit facilities provide for borrowings of up to $900.0 million. The Bresnan credit facilities provide for two term facilities, one with a principal amount of $403.0 million (Term A), and the other with a principal amount of $297.0 million (Term B). The Bresnan credit facilities also provide for a $200.0 million revolving credit facility with a maturity date in June 2007 and, at the option of lenders, supplemental facilities in the amount of $200.0 million. Amounts under the Bresnan credit facilities bear interest at the Base Rate or the Eurodollar Rate, as defined, plus a margin of up to 2.75% (7.5% to 8.74% as of March 31, 2000). A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of Term A and the revolving credit facility. At the closing of the Bresnan acquisition, we borrowed approximately $601.2 million to replace the borrowings outstanding under the previous credit facilities and an additional $30.0 million to fund a portion of the Bresnan purchase price. As of March 31, 2000, $680.9 million was outstanding and $219.1 million was available for borrowing.

     BRESNAN NOTES. Charter Holdco and Charter Holdings acquired Bresnan in February 2000 and assumed Bresnan's $170 million in principal amount of 8% Senior Notes due 2009 and $275 million in principal amount at maturity of 9.25% Senior Discount Notes due 2009. In March 2000, we repurchased all of the outstanding Bresnan notes at 101% of the outstanding principal amounts plus accrued and unpaid interest or accreted value, as applicable, for a total of $369.7 million using proceeds from the sale of the January 2000 Charter Holdings Notes.

     CHARTER OPERATING CREDIT FACILITIES. In March 2000, the Charter Operating credit facilities were amended to increase the amount of the supplemental credit facility to $1.0 billion. In connection with this amendment, $600.0 million of the supplemental credit facility was exercised, thereby increasing the total borrowing capacity to $4.7 billion. The remaining $400.0 million of the supplemental credit facility is subject to our ability to obtain additional commitments from the lenders. As of March 31, 2000, outstanding borrowings were approximately $3.8 billion, and the unused availability was $0.9 billion.

     CHARTER HOLDINGS COMMITTED SENIOR BRIDGE LOAN FACILITY. Morgan Stanley Senior Funding, Inc. has committed to provide Charter Holdings and Charter Communications Holdings Capital Corporation with senior increasing rate bridge loans in an aggregate principal amount of up to $1.0 billion. The commitment to provide the bridge loans expires on October 14, 2000. Each bridge loan must be in a principal amount not less than $400.0 million, and the bridge loans mature one year from the date of the initial loan.

     The first loan will initially bear interest at an annual rate equal to the yield corresponding to the bid price on our 10.25% notes less 0.25%, calculated as of the initial date of funding of the loan. If the first loan is not repaid within 90 days following its initial date of funding, the interest rate will increase by 1.25% at the end of such 90-day period and will increase by an additional 0.50% at the end of each additional 90-day period. The second loan will initially bear interest at an annual rate equal to the greater of: (a) the interest rate on the first loan in effect on the date of funding of the second loan; or (b) the yield corresponding to the bid price on our 10.25% notes as of the date of funding of the second loan. If the second loan is not repaid in whole by the last day of each 90-day period following its funding, the interest rate on the loan will increase on the last day of each 90-day period by an amount equal to the increase in interest rate on the first loan on such day. Unless additional default interest is assessed, the interest rate on the bridge loans will be between 9% and 15% annually.

     The bridge loan facility will not close unless specified closing conditions are satisfied. We cannot assure you that all closing conditions will be satisfied.

     CERTAIN TRENDS AND UNCERTAINTIES

     The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report, that could materially impact our business, results of operations and financial condition.

     SUBSTANTIAL LEVERAGE. As of March 31, 2000, our total debt was approximately $11.2 billion. We anticipate incurring significant additional debt in the future to fund the expansion, maintenance and upgrade of our cable systems.

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

     VARIABLE INTEREST RATES. A significant portion of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. See discussion in Item 3.

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

     IMPORTANCE OF GROWTH STRATEGY AND RELATED RISKS. We expect that a substantial portion of any of our future growth will be achieved through revenues from additional services. We cannot assure you that we will be able to offer new advanced services successfully to our customers or that those new advanced services will generate revenues. The amount of our capital expenditures and related roll-out of advanced services may be limited by the availability of certain equipment (in particular, converters) due to production capacity constraints of certain vendors and raw material shortages. We continue to work with our primary vendors to address such problems and have been assured that we will have an adequate supply to meet our demand. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing.

     MANAGEMENT OF GROWTH. We have experienced rapid growth that has placed and is expected to continue to place a significant strain on our management, operations and other resources. Our future success will depend in part on our ability to successfully integrate the operations acquired and to be acquired and to attract and retain qualified personnel. No significant severance cost was incurred in conjunction with the Bresnan acquisition. The failure to retain or obtain needed personnel or to implement management, operating or financial systems necessary to successfully integrate acquired operations or otherwise manage growth when and as needed could have a material adverse effect on our business, results of operations and financial condition.

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

     Cable operators also face significant regulation of their channel capacity. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access users, and unaffiliated commercial leased access programmers. This carriage burden could increase in the future, particularly if the Federal Communications Commission
(FCC) were to require cable systems to carry both the analog and digital versions of local broadcast signals. The FCC is currently conducting a proceeding in which it is considering this channel usage possibility. The FCC recently rejected a request to allow unaffiliated Internet service providers seeking direct cable access to invoke commercial leased access rights originally devised for video programmers.

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

     POSSIBLE RESCISSION LIABILITY. The Rifkin, Falcon and Bresnan sellers who acquired Charter Holdco membership units or, in the case of Bresnan, additional equity interests in one of our subsidiaries, in connection with these respective acquisitions and the Helicon sellers who acquired shares of Class A common stock in our initial public offering may have rescission rights against Charter Holdco and us arising out of possible violations of Section 5 of the Securities Act in connection with the offers and sales of these equity interests.

     If all of these equity holders successfully exercised their possible rescission rights, we or Charter Holdco would become obligated to repurchase all such equity interests, and the total repurchase obligation would be up to approximately $1.8 billion as of March 31, 2000. For financial reporting purposes, this maximum potential obligation has been excluded from shareholders' equity and minority interest and has been classified as redeemable securities (temporary equity). After one year from the dates of issuance or purchase of these equity securities, (when these possible rescission rights will have expired) we will reclassify the respective amounts to shareholders' equity and minority interest. We cannot assure you that we would be able to obtain capital sufficient to fund any required repurchases. This could adversely affect our financial condition and results of operations.

     NEW PRODUCTS AND SERVICES

     Charter currently offers its customers a full array of traditional cable television services and we have begun to offer advanced high bandwidth services such as digital video and high-speed Internet access. We plan to continually enhance and upgrade these services, including adding new programming and other telecommunications services.

     Charter is in the process of introducing a variety of new or expanded products and services beyond the traditional offerings of analog television programming for the benefit of both our residential and commercial customers. These new products and services are as follows:

     - Digital television and its related enhancements;

     - High-speed Internet access via cable modems;

     - Internet access through dial-up telephone modems;

     - Internet access through television-based service; and

     - Interactive programming.

     The following statistics for December 31, 1999 are pro forma for the Interlake and Bresnan acquisitions completed in February 2000.

                                             ACTUAL                    PRO FORMA
                                         MARCH 31, 2000            DECEMBER 31, 1999
                                         --------------            -----------------

DIGITAL VIDEO
Homes Passed                                   4,808,300              4,675,000
Digital Customers                                224,700                155,400
Digital Penetration                                 4.7%                   3.3%

DATA
Homes Passed                                   5,081,300              4,422,000
Data Customers                                   122,900                 84,400
Penetration                                         2.4%                   1.9%

TELEVISION-BASED INTERNET ACCESS
Homes Passed                                     429,000                429,000
Customers                                          7,300                  7,100
Penetration                                         1.7%                   1.7%


     SUPPLEMENTAL UNAUDITED PRO FORMA FINANCIAL DATA

     The following Supplemental Unaudited Pro Forma Financial Data is based on the financial data of Charter. Our financial data, on a consolidated basis, is adjusted on a pro forma basis to illustrate the estimated effects of the Bresnan acquisition. The impact of the issuance and sale of the January 2000 Charter Holdings Notes is not significant and is therefore not taken into account below.

     The Supplemental Unaudited Pro Forma Financial Data reflects the application of the principles of purchase accounting to the Bresnan acquisition. The allocation of this purchase price is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information of intangible assets and is subject to post-closing purchase price adjustments. We believe that finalization of the purchase price allocation will not have a material impact on our results of operations or financial position. The Supplemental Unaudited Pro Forma Financial Data does not purport to be indicative of what our results of operations would actually have been had the transactions described above been completed on the dates indicated or to project our results of operations for any future date.

                                                                SUPPLEMENTAL UNAUDITED PRO FORMA DATA
                                                         AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                         ---------------------------------------------------

                                                             CHARTER
                                                      COMMUNICATIONS, INC.    ACQUISITIONS (a)         TOTAL
                                                      --------------------    ----------------       -------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

          STATEMENT OF OPERATIONS DATA:
          REVENUES:
          Basic..................................       $  524,547              $   27,953        $     552,500
          Premium................................           55,773                   2,964               58,737
          Pay-per-view...........................            7,231                     369                7,600
          Digital................................            9,196                     705                9,901
          Advertising............................           33,278                   2,344               35,622
          Data...................................            9,712                   1,640               11,352
          Other..................................           81,867                   1,685               83,552
                                                        ----------              ----------        -------------
            Total revenues.......................          721,604                  37,660              759,264
          OPERATING EXPENSES:
          Programming............................          164,825                   9,397              174,222
          General and administrative.............          125,292                   5,533              130,825
          Service................................           47,091                   4,672               51,763
          Advertising............................           12,277                   1,219               13,496
          Marketing..............................           11,693                     623               12,316
          Other..................................           10,591                       8               10,599
          Depreciation...........................          252,876                   6,539              259,415
          Amortization...........................          293,224                  20,950              314,174
          Option compensation expense............           15,500                      --               15,500
          Corporate expense charges..............           12,508                   1,554               14,062
                                                         ---------              ----------        -------------
            Total operating expenses.............          945,877                  50,495              996,372
          Loss from operations...................         (224,273)                (12,835)            (237,108)
          Interest expense.......................         (230,914)                (24,481)            (255,395)
          Interest income........................            5,435                      44                5,479
          Other income (expense).................              132                      --                  132
                                                        ----------              ----------        -------------
          Loss before minority interest..........         (449,620)                (37,272)            (486,892)
          Minority interest (b)..................          268,906                  24,029              292,935
                                                        ----------              ----------        -------------
          Net loss...............................       $ (180,714)             $  (13,243)       $    (193,957)
                                                        ==========              ==========        =============
          Loss per common share, basic and
             diluted (c).........................                                                 $       (0.87)
                                                                                                  =============
          Weighted average common shares
             outstanding, basic and diluted (d)..                                                   222,089,746
                                                                                                  =============
          Converted loss per common share (e)....                                                 $       (0.83)
                                                                                                  =============
          Weighted average common shares
            outstanding -- converted (f).........                                                   585,401,969
                                                                                                  =============






          OTHER FINANCIAL DATA:
          EBITDA (g)............................        $  321,959              $   14,654        $     336,613
          EBITDA margin (h).....................              44.6%                   38.9%                44.3%
          Adjusted EBITDA (i)...................        $  349,835              $   16,208        $     366,043

          OPERATING DATA (at end of period, except for averages):
          Homes passed (j)......................                                                      9,895,400
          Basic customers (k)...................                                                      6,152,000
          Basic penetration (l).................                                                           62.2%
          Premium units (m).....................                                                      3,088,000
          Premium penetration (n)...............                                                           50.2%
          Average monthly revenue per basic
            customer (o)........................                                                  $       41.14


----------

     (a) Comprised of Bresnan's results of operations through February 14, 2000, the date of acquisition and the results of operations of cable systems acquired by Bresnan through the respective dates of acquisition.

     (b) Represents the allocation of 60.4% of the net loss of Charter Holdco to the minority interest. The net loss of Charter Holdco has been increased by the amount of the accretion of dividends on the preferred membership units in an indirect subsidiary of Charter Holdings held by certain Bresnan sellers.

     (c) Loss per common share, basic and diluted assumes none of the membership units of Charter Holdco or preferred membership units in an indirect subsidiary of Charter Holdco, held by Bresnan sellers as of March 31, 2000, are exchanged for Class A common stock of Charter Communications, Inc., and none of the outstanding options to purchase membership units of Charter Holdco that are automatically exchanged for Class A common stock of Charter Communications, Inc. are exercised. Basic and diluted loss per common share equals net loss divided by weighted average common shares outstanding. If the membership units were exchanged or options exercised, the effects would be antidilutive.

     (d) Represents all shares issued to the public and Mr. Allen in November 1999 (195,550,000 shares) plus the additional shares issued to the Rifkin and Falcon sellers through March 31, 2000 (26,539,746 shares).

     (e) Converted loss per common share assumes all membership units of Charter Holdco and preferred membership units in an indirect subsidiary of Charter Holdco held by Bresnan sellers as of March 31, 2000, are exchanged for Class A common stock of Charter Communications, Inc. If all these shares are converted, minority interest would equal zero. Converted loss per common share is calculated by dividing loss before minority interest by the weighted average common shares outstanding -- converted.

     (f) Weighted average common shares outstanding -- converted assumes the total membership units in Charter Holdco and in an indirect subsidiary of Charter Holdco held by Bresnan sellers are exchanged on a one-for-one basis for Class A common stock of Charter Communications, Inc.

     (g) EBITDA represents earnings (loss) before interest, income taxes, depreciation and amortization, and minority interest. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

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

     (j) Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable television distribution network in a given cable system service area.

     (k) Basic customers are customers who receive basic cable service.

     (l) Basic penetration represents basic customers as a percentage of homes passed.

     (m) Premium units represent the total number of subscriptions to premium channels.

     (n) Premium penetration represents premium units as a percentage of basic customers.

     (o) Average monthly revenue per basic customer represents revenues divided by the number of months in the period divided by the number of basic customers at period end.

     The following information presents operating results and data for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, for the cable systems owned or managed by us as of January 1, 1999.


                                                                      FOR THE THREE MONTHS ENDED MARCH 31,        PERCENT
                                                                           2000                   1999            VARIANCE
                                                                           ----                   ----            --------

STATEMENTS OF OPERATIONS (Unaudited)                                      (Dollar amounts in thousands)
Revenues:
  Basic.......................................................    $      205,895        $     188,164
  Premium.....................................................            24,107               24,405
  Pay-per-view................................................             3,490                7,243
  Digital.....................................................             4,276                  261
  Advertising sales...........................................            15,510                9,993
  Data........................................................             3,441                1,082
  Other.......................................................            38,688               37,015
                                                                      -----------         ---------------
     Total revenues...........................................           295,407              268,163              10.2%
                                                                      -----------         ---------------
Operating Expenses:
  Programming.................................................            66,600               63,510
  General and administrative..................................            51,282               47,630
  Service.....................................................            18,425               18,589
  Marketing...................................................             5,349                6,737
  Other operating expenses....................................             9,748                5,084
                                                                      -----------         ---------------
     Total operating expenses.................................           151,404              141,550               7.0%
                                                                      -----------         ---------------
Adjusted EBITDA...............................................    $      144,003        $     126,613              13.7%
                                                                      ===========         ===============


                                                                                                                  PERCENT
OPERATING DATA                                                        MARCH 31, 2000      MARCH 31, 1999          VARIANCE
                                                                      --------------      --------------          --------

Homes passed..................................................         3,878,900            3,805,200
Basic customers*..............................................         2,254,100            2,202,200               2.4%
Basic penetration.............................................              58.1%                57.9%
Premium units.................................................         1,365,600            1,280,200               6.7%
Digital video customers.......................................           117,300                2,800
Data customers................................................            38,700                6,900
Average monthly revenue per basic customer....................    $        43.68         $      40.59               7.6%


----------
     * December 31, 1999 pro forma customers were 2,244,000 after the transfer of a certain Indiana cable system to complete the InterMedia exchange in March 2000.

     Revenues increased by $27.2 million or 10.2% when comparing the revenues for the three months ended March 31, 2000, to the results for the comparable systems for the three months ended March 31, 1999. This increase is due to a net gain of approximately 51,900 or 2.4% basic customers between quarters and retail rate increases implemented in certain of our systems. Pay-per-view revenues decreased as a result of few special events in the first quarter of 2000. Advertising revenues increased 55.2% as a result of launching advertising in new markets and increasing the number of cable channels on which advertising is sold.

     Total operating expenses increased approximately $9.9 million or 7.0% when comparing the operating expenses for the three months ended March 31, 2000, to the results for the same systems for the three months ended March 31, 1999. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid for programming services. We believe that the increases in programming expense are consistent with industry-wide increases.

     We experienced growth in adjusted EBITDA of approximately $17.4 million or 13.7% when comparing adjusted EBITDA for the three months ended March 31, 2000, to the results for the same systems for the three months ended March 31, 1999. Adjusted EBITDA margin increased from 47.2% to 48.7% when comparing the similar periods.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     The table set forth below summarizes contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2000 (dollars in thousands):


                                                                  EXPECTED MATURITY DATE
                                ---------------------------------------------------------------------------------------
                                    2000          2001          2002        2003        2004     THEREAFTER       TOTAL
                                ------------  -----------   ----------- ----------- ----------- ------------  ---------

DEBT
Fixed Rate..................             --          --            --   $  56,729         --   $5,345,662    $ 5,402,391
  Average Interest Rate.....             --          --            --        11.8%        --          9.6%           9.7%
Variable Rate...............    $     3,750   $   5,000     $ 101,345   $ 299,433   $444,880   $ 5,683,242   $ 6,537,650
  Average Interest Rate.....            9.3%        9.3%          9.1%        9.1%       8.7%         8.4%           8.5%
INTEREST RATE INSTRUMENTS
Variable to Fixed Swaps.....    $   500,000   $ 780,000     $ 350,000   $ 110,000   $300,000   $   392,713   $ 2,432,713
  Average Pay Rate..........            8.0%        7.8%          7.5%        7.1%       6.8%          7.6%          7.6%
  Average Receive Rate......            8.9%        9.4%          9.3%        9.2%       8.8%          8.9%          9.1%
Cap.........................             --          --     $  15,000          --         --            --   $    15,000
  Average Cap Rate..........             --          --           9.0%         --         --            --           9.0%
Collars.....................    $   195,000   $ 545,000            --          --         --            --   $   740,000
  Average Cap Rate..........            9.0%        9.5%           --          --         --            --           9.3%
  Average Floor Rate........            7.8%        9.0%           --          --         --            --           8.7%



     The fair value of fixed-rate debt at March 31, 2000, was $4.1 billion. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt approximates carrying value at March 31, 2000, since this debt bears interest at current market rates.

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at March 31, 2000. While swaps, caps and collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the three months ended March 31, 2000 and 1999, was not significant.

PART II. OTHER INFORMATION.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         1.1 Purchase Agreement, dated as of January 6, 2000 by and among Charter Communications Holdings, LLC, Charter Communications Capital Corporation and Goldman, Sachs & Co., Chase Securities Inc., FleetBoston Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, TD Securities (USA) Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and SunTrust Equitable Securities Corporation (1)

      4.1(a) Indenture relating to the 10.00% Senior Notes due 2009, dated as of January 12, 2000 between Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (1)

      4.1(b) Form of 10.00% Senior Note due 2009 (1)

      4.1(c) Exchange and Registration Rights Agreement, dated January 12,
             2000, by and among Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation, Goldman, Sachs & Co., Chase Securities Inc., FleetBoston Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, TD Securities (USA) Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and SunTrust Equitable Securities Corporation, relating to the 10.00% Senior Notes due 2010 (1)

      4.2(a) Indenture relating to the 10.25% Senior Notes due 2010, dated as of January 12, 2000 between Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (1)

      4.2(b) Form of 10.25% Senior Note due 2010 (included in Exhibit No.
             4.2(a)) (1)

      4.2(c) Exchange and Registration Rights Agreement, dated January 12,
             2000, by and among Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation, Goldman, Sachs & Co., Chase Securities Inc., FleetBoston Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, TD Securities (USA) Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and SunTrust Equitable Securities Corporation, relating to the 10.25% Senior Notes due 2010 (1)

      4.3(a) Indenture relating to the 11.75% Senior Discount Notes due 2010, dated as of January 12, 2000 between Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (1)

      4.3(b) Form of 11.75% Senior Discount Notes due 2010 (included in
             Exhibit No. 4.3(a)) (1)

      4.3(c) Exchange and Registration Rights Agreement, dated January 12,
             2000, by and among Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation, Goldman, Sachs & Co., Chase Securities Inc., FleetBoston Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, TD Securities (USA) Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and SunTrust Equitable Securities Corporation, relating to the 11.75% Senior Discount Notes due 2010
             (1)

     10.1(c) Third Amendment to Credit Agreement dated as of March 18, 2000, between Charter Communications Operating, LLC, Charter Communications Holdings, LLC and certain lenders and agents named therein (2)

     10.2(f) Management Agreement, dated as of February 14, 2000, by and between CC VIII Operating, LLC, certain subsidiaries of CC VIII Operating, LLC and Charter Communications, Inc. (2)

     10.4(c) Amendment No. 2 to the Charter Communications Holdings, LLC 1999
             Option Plan (2)

    10.18(a) Amended and Restated Credit Agreement, dated as of February
             14, 2000, made by CC VIII Holdings, LLC, CC VIII Operating, LLC and certain of its subsidiaries in favor of Toronto Dominion (Texas), Inc., as Administrative Agent (3)

       10.22 Amended and Restated Limited Liability Company Agreement for Charter Communications Holdings Company, LLC, dated February 14, 2000 (3)

       10.24 Exchange Agreement, dated as of February 14, 2000, by and among Charter Communications, Inc., BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners L.P., Blackstone Family Media, III L.P. (as assignee of Blackstone Family Investment III L.P.), TCID of Michigan, Inc. and TCI Bresnan LLC (3)

       10.26 Commitment Letter dated April 14, 2000 from Morgan Stanley Senior Funding, Inc. (4)

        27.1 Financial Data Schedule.*
 ---------

         *  Filed herewith.

         (1) Incorporated by reference to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-77499).

         (2) Incorporated by reference to the annual report on Form 10-K of Charter Communications, Inc. filed on March 30, 2000 (File No. 000-27927).

         (3) Incorporated by reference to the current report on Form 8-K of Charter Communications, Inc. filed on February 29, 2000 (File No. 000-27927).

         (4) Incorporated by reference to Amendment No.1 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on April 18, 2000 (File No. 333-77499).

     (b) REPORTS ON FORM 8-K

         - On January 5, 2000, an 8-K dated December 27, 1999, was filed to announce plans for Charter Holdings and Charter Communications Holdings Capital Corporation to raise $900.0 million in a private placement of high yield bonds.

         - On January 18, 2000, an 8-K dated January 6, 2000, was filed to announce that Charter Holdings and Charter Communications Holdings Capital Corporation had entered into an agreement to sell $675.0 million of 10.00% Senior Notes due 2009, $325.0 million of 10.25% Senior Notes due 2010, and 11.75% Senior Discount Notes due 2010 with a principal amount at maturity of $532.0 million. The sale of the notes provided gross proceeds of approximately $1.3 billion.

         - On January 26, 2000, an amended 8-K dated January 25, 2000, was filed to present the unaudited pro forma financial statements of Charter as a result of the Falcon acquisition completed in November 1999.

         - On February 23, 2000, an 8-K dated February 16, 2000, was filed to announce fourth quarter 1999 financial results.

         - On February 29, 2000, an 8-K dated February 14, 2000, was filed to announce the completion of the acquisition of Bresnan; the subsequent change of Bresnan's name to CCG VIII, LLC; Charter's intention to make an offer to repurchase Bresnan's publicly held notes as required under the indenture; the increase in the borrowing availability under Bresnan's credit agreement to $900.0 million; and the amendment and restatement of Charter Holdco's limited liability company agreement. Finally, a new management agreement with Bresnan was disclosed, and Bresnan financial statements were filed as exhibits.

         - On March 10, 2000, an 8-K dated March 7, 2000, was filed to announce a definitive agreement to acquire a 48,500 subscriber cable system in Kalamazoo, Michigan, for consideration of $172.5 million in Class A common stock of Charter.

         - On May 3, 2000, an 8-K dated May 3, 2000, was filed to announce first quarter 2000 financial results.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CHARTER COMMUNICATIONS, INC.,
                                registrant


Dated May 12, 2000              By:  /s/ Kent D. Kalkwarf
                                   --------------------------------
                                    Name:   Kent D. Kalkwarf
                                    Title:  Senior Vice President and Chief
                                            Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)