Form 10-Q
period 2000-06-30
CHARTER COMMUNICATIONS INC /MO/
filed 2000-08-14
CIK 1091667

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------


                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000.

                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to ______.

                       Commission File Number: 000-27927


                      [CHARTER COMMUNICATIONS, INC. LOGO]


                          CHARTER COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)



                   Delaware                                  43-1857213
                   --------                                  ----------
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification No.)

     12444 Powerscourt Drive - Suite 100
              St. Louis, Missouri                                63131
    ----------------------------------------------          --------------
        (Address of principal executive offices)              (Zip Code)

  (Registrant's telephone number, including area code)      (314) 965-0555
                                                            --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of Class A Common Stock outstanding as of
August 10, 2000:  222,039,746
Number of shares of Class B Common Stock outstanding as of
August 10, 2000:  50,000

                          CHARTER COMMUNICATIONS, INC.

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 2000
                                      INDEX


                                                                                                  Page
Part I.  Financial Information

         Item 1. Financial Statements - Charter Communications, Inc. and Subsidiaries.               3

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                            13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                       33

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders.                              34

         Item 6.  Exhibits and Reports on Form 8-K.                                                 34

Signatures.                                                                                         36


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This Report includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Report are set forth in this Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission and include, but are not limited to:

o Our plans to achieve growth by offering new products and services and through acquisitions and swaps;

o Our anticipated capital expenditures for our planned upgrades and the ability to fund these expenditures;

o Our beliefs regarding the effects of governmental regulation on our business; and

o        Our ability to effectively compete in a highly competitive environment.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by those cautionary statements.

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             JUNE 30,           DECEMBER 31,
                                                                                               2000                 1999*
                                                                                         -----------------    ------------------
ASSETS                                                                                                (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                                $  74,021            $  133,706
     Accounts receivable, less allowance for doubtful accounts of $12,675
         and $11,471, respectively                                                              122,869                93,743
     Prepaid expenses and other                                                                  38,838                35,142
                                                                                         -----------------    ------------------
              Total current assets                                                              235,728               262,591
                                                                                         -----------------    ------------------

INVESTMENT IN CABLE PROPERTIES:
     Property, plant and equipment, net of accumulated depreciation of
         $681,866 and $317,079, respectively                                                  4,233,878             3,490,573
     Franchises, net of accumulated amortization of $1,262,944 and $650,478,
         respectively                                                                        17,338,243            14,985,793
                                                                                         -----------------    ------------------
                                                                                             21,572,121            18,476,366
                                                                                         -----------------    ------------------
OTHER ASSETS                                                                                    217,308               227,550
                                                                                         -----------------    ------------------
                                                                                           $ 22,025,157           $18,966,507
                                                                                         =================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                  $ 1,017,330            $  706,775
     Payables to related party                                                                    2,751                13,183
                                                                                         -----------------    ------------------
              Total current liabilities                                                       1,020,081               719,958
                                                                                         -----------------    ------------------

LONG-TERM DEBT                                                                               11,605,328             8,936,455
                                                                                         -----------------    ------------------

DEFERRED MANAGEMENT FEES - RELATED PARTY                                                         13,751                21,623
                                                                                         -----------------    ------------------

OTHER LONG-TERM LIABILITIES                                                                     147,370               145,124
                                                                                         -----------------    ------------------

MINORITY INTEREST                                                                             4,689,263             5,381,331
                                                                                         -----------------    ------------------

REDEEMABLE SECURITIES                                                                         1,846,176               750,937
                                                                                         -----------------    ------------------

SHAREHOLDERS' EQUITY:
     Class A common stock; $.001 par value; 1.75 billion and 1.5 billion shares authorized, respectively; 222,039,746 and 221,740,584 shares issued
             and outstanding, respectively                                                          195                   195
     Class B common stock; $.001 par value; 750 million shares authorized;
             50,000 shares issued and outstanding                                                    --                    --
     Preferred stock; $.001 par value; 250 million shares authorized;
           no shares issued and outstanding                                                          --                    --
     Additional paid-in capital                                                               3,145,798             3,075,694
     Accumulated deficit                                                                       (443,766)              (66,231)
     Accumulated other comprehensive income                                                         961                 1,421
                                                                                         -----------------    ------------------
                     Total shareholders' equity                                               2,703,188             3,011,079
                                                                                         -----------------    ------------------
                                                                                           $ 22,025,157          $ 18,966,507
                                                                                         =================    ==================

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

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                                         JUNE 30, 2000           JUNE 30, 1999
                                                                                      --------------------    --------------------

REVENUES                                                                                       $794,780               $ 308,037
                                                                                      --------------------    --------------------

OPERATING EXPENSES:
     Operating, general and administrative                                                      406,544                 158,250
     Depreciation                                                                               296,912                  55,193
     Amortization                                                                               306,775                 104,681
     Option compensation expense                                                                 10,589                  21,543
     Corporate expense charges - related party                                                   15,007                   8,145
                                                                                      --------------------    --------------------
                                                                                              1,035,827                 347,812
                                                                                      --------------------    --------------------

          Loss from operations                                                                 (241,047)                (39,775)

OTHER INCOME (EXPENSE):
     Interest expense                                                                          (251,128)               (112,243)
     Interest income                                                                                675                   8,421
     Other, net                                                                                  (2,636)                  2,667
                                                                                      --------------------    --------------------
                                                                                               (253,089)               (101,155)
                                                                                      --------------------    --------------------

          Loss before minority interest                                                        (494,136)               (140,930)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                                         297,315                 140,873
                                                                                      --------------------    --------------------

          Net loss                                                                           $ (196,821)                $   (57)
                                                                                      ====================    ====================

LOSS PER COMMON SHARE, basic and diluted                                                       $  (0.89)               $  (1.13)
                                                                                      ====================    ====================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, basic and diluted                               222,089,746                  50,000
                                                                                      ====================    ====================

















  The accompanying notes are an integral part of these consolidated statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                                         JUNE 30, 2000           JUNE 30, 1999
                                                                                      --------------------    --------------------

REVENUES                                                                                     $1,516,384               $ 468,993
                                                                                      --------------------    --------------------

OPERATING EXPENSES:
     Operating, general and administrative                                                      778,313                 241,341
     Depreciation                                                                               549,788                  78,728
     Amortization                                                                               599,999                 171,224
     Option compensation expense                                                                 26,089                  38,194
     Corporate expense charges - related party                                                   27,515                  11,073
                                                                                      --------------------    --------------------
                                                                                              1,981,704                 540,560
                                                                                      --------------------    --------------------

          Loss from operations                                                                 (465,320)                (71,567)

OTHER INCOME (EXPENSE):
     Interest expense                                                                          (482,042)               (157,669)
     Interest income                                                                              6,110                  10,085
     Other, net                                                                                  (2,504)                 (4,954)
                                                                                      --------------------    --------------------
                                                                                               (478,436)               (152,538)
                                                                                      --------------------    --------------------

          Loss before minority interest                                                        (943,756)               (224,105)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                                         566,221                 224,015
                                                                                      --------------------    --------------------

          Net loss                                                                            $(377,535)                $   (90)
                                                                                      ====================    ====================

LOSS PER COMMON SHARE, basic and diluted                                                       $  (1.70)               $  (1.80)
                                                                                      ====================    ====================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, basic and diluted                               222,003,415                  50,000
                                                                                      ====================    ====================




















  The accompanying notes are an integral part of these consolidated statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            SIX MONTHS               SIX MONTHS
                                                                                              ENDED                    ENDED
                                                                                          JUNE 30, 2000            JUNE 30, 1999
                                                                                      ---------------------    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                               $ (377,535)              $    (90)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Minority interest in loss of subsidiary                                              (566,221)              (224,015)
         Depreciation and amortization                                                       1,149,787                249,952
         Option compensation expense                                                            26,089                 38,194
         Non-cash interest expense                                                              86,164                 49,960
         Gain on disposal of property, plant and equipment                                       --                    (1,806)
     Changes in assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                                   (44,156)                 1,180
         Prepaid expenses and other                                                             23,092                   (282)
         Accounts payable and accrued expenses                                                 328,626                 19,384
         Payables to related party, including deferred management fees                         (18,304)                14,592
     Other operating activities                                                                   (710)                (1,245)
                                                                                           -----------          -------------

               Net cash provided by operating activities                                       606,832                145,824
                                                                                           -----------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                             (1,049,991)              (205,450)
     Payments for acquisitions, net of cash acquired                                        (1,158,334)            (1,135,074)
     Loan to Marcus Cable Holdings, LLC                                                             --             (1,680,142)
     Other investing activities                                                                 (1,145)                (8,684)
                                                                                           -----------          -------------

               Net cash used in investing activities                                        (2,209,470)            (3,029,350)
                                                                                           -----------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of long-term debt, including proceeds from Charter
       Holdings Notes                                                                        4,026,303              5,129,188
     Repayments of long-term debt                                                           (2,434,820)            (2,008,330)
     Payments for debt issuance costs                                                          (47,848)              (107,562)
     Distributions to Charter Investment                                                            --                 (9,717)
     Payment to related party                                                                       --                (20,000)
     Other financing activities                                                                   (682)                   --
                                                                                           -----------          -------------
               Net cash provided by financing activities                                     1,542,953              2,983,579
                                                                                           -----------          -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (59,685)               100,053
CASH AND CASH EQUIVALENTS, beginning of period                                                 133,706                  9,573
                                                                                           -----------          -------------

CASH AND CASH EQUIVALENTS, end of period                                                     $  74,021             $  109,626
                                                                                           ===========          =============

CASH PAID FOR INTEREST                                                                       $ 247,485             $   91,672
                                                                                           ===========          =============
NON-CASH TRANSACTIONS:
     Transfer of net assets of Marcus Cable Holdings, LLC to the Company                      $     --            $ 1,252,370
                                                                                           ===========          =============
     Issuances of equity as partial payment for acquisition                                $ 1,014,110              $     --
                                                                                           ===========          =============



  The accompanying notes are an integral part of these consolidated statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

CHARTER COMMUNICATIONS, INC.

On July 22, 1999, Charter Investment, Inc. (Charter Investment), a company controlled by Paul G. Allen, formed a wholly owned subsidiary, Charter Communications, Inc. (Charter), a Delaware corporation, with a nominal initial investment.

On November 12, 1999, Charter sold 195.5 million shares of Class A common stock in an initial public offering and 50,000 shares of high vote Class B common stock to Mr. Allen. Charter used the net proceeds to purchase a 100% voting interest and, at that time, an approximate 40.6% economic interest in Charter Communications Holding Company, LLC (Charter Holdco). Charter Holdco is an indirect owner of cable systems.

Prior to November 12, 1999, Charter Holdco was owned 100% by Charter Investment and Vulcan Cable III Inc., both entities controlled by Mr. Allen. Since November 12, 1999, Mr. Allen has controlled Charter through his ownership of all of the high vote Class B common stock, and Charter has controlled Charter Holdco through its ownership of all the voting interests and its role as the sole manager of Charter Holdco. Charter's purchase on November 12, 1999 of 50,000 membership units of Charter Holdco, representing an economic interest of less than 1%, was accounted for as a reorganization of entities under common control similar to a pooling of interests. For financial reporting purposes, these membership units are considered held by Charter effective December 23, 1998, the date Mr. Allen was first deemed to control Charter Holdco. Accordingly, Charter Holdco's results of operations for the three months and six months ended June 30, 1999, are included in the accompanying consolidated statements of operations.

Charter is a holding company whose sole asset at June 30, 2000 is a 39.6% controlling equity interest in Charter Holdco. Charter, Charter Holdco and its subsidiaries are collectively referred to as the "Company" herein. All material intercompany transactions and balances have been eliminated in consolidation.

The Company owns and operates cable systems serving approximately 6.2 million customers. The Company currently offers customers a full array of traditional cable television services and advanced high bandwidth services such as digital video and related enhancements, interactive video programming, Internet access through television-based service, dial-up telephone modems and high-speed cable modem service.

LOSS PER COMMON SHARE

For purposes of the loss per common share calculation for the three months and six months ended June 30, 1999, Mr. Allen's 50,000 shares of high vote Class B common stock are considered to be outstanding for the entire period. Basic loss per common share is computed by dividing the net loss by 50,000 shares for the three months and six months ended June 30, 1999, and by 222,089,746 and 222,003,415 shares for the three months and six months ended June 30, 2000, respectively, which represent the weighted average common shares outstanding during those periods. Diluted loss per common share equals basic loss per common share for the periods presented, as the effect of stock options is anti-dilutive because the Company generated net losses. All membership units of Charter Holdco are exchangeable on a one-for-one basis into common stock of Charter at the option of the holders. Should the holders exchange their units for shares, the effect would be anti-dilutive on the loss per common share calculation.

2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

3.   ACQUISITIONS

On February 14, 2000, Charter Holdco and Charter Communications Holdings, LLC (Charter Holdings), a wholly owned subsidiary of Charter Holdco, completed the acquisition of Bresnan Communications Company Limited Partnership (Bresnan). The Bresnan cable systems acquired are primarily located in Michigan, Minnesota, Wisconsin and Nebraska and serve approximately 691,900 customers at June 30, 2000.

The purchase price for Bresnan was $3.1 billion, subject to adjustment, and was comprised of $1.1 billion in cash, $384.6 million of equity (14.8 million Class C common membership units) in Charter Holdco and $629.5 million of equity (24.2 million Class A preferred membership units) in CC VIII, LLC (CC VIII), a subsidiary of Charter Holdings, and $963.3 million in assumed debt. All of the membership units received by the sellers are exchangeable on a one-for-one basis for Class A common stock of Charter. The holders of the Class A preferred membership units are entitled to a 2% annual return. The Bresnan sellers who acquired Class C common membership units of Charter Holdco and Class A preferred membership units in CC VIII may have rescission rights against Charter Holdco and Charter arising out of possible violations of Section 5 of the Securities Act of 1933, as amended, in connection with the offers and sales of these equity interests (see Note 6).

The Bresnan acquisition was accounted for using the purchase method of accounting, and, accordingly, results of operations of the acquired assets have been included in the financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $2.8 billion. The allocation of the purchase price for the Bresnan acquisition is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase price and allocation will not have a material impact on the consolidated results of operations or financial position of the Company.

In April 2000, one of Charter's subsidiaries purchased a cable system from Falcon/Capital Cable Partners, L.P. (Capital Cable) and another cable system from Farmington Cablevision Company (Farmington). These cable systems are primarily located in Illinois, Indiana and Missouri and serve approximately 29,500 customers at June 30, 2000. The aggregate purchase price for these acquisitions was $75.0 million in cash and was funded with borrowings from the Charter Operating Credit Facilities (see Note 4).

Pro forma operating results of the Company as though the Bresnan, Capital Cable and Farmington acquisitions and the issuance and sale of the January 2000 Charter Holdings Notes (see Note 4) had occurred on January 1, 1999, with adjustments to give effect to amortization of franchises, interest expense, minority interest, and certain other adjustments, follows.

                                                  THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                  ------------------------------------     -----------------------------------
                                                      2000                 1999                 2000               1999
                                                  --------------     -----------------     ---------------    ----------------
                                                                  (in thousands, except per share amounts)
Revenues                                             $ 794,780           $ 724,047            $1,553,874         $1,438,405
Loss from operations                                  (241,047)           (114,875)             (482,181)          (238,535)
Loss before minority interest                         (494,136)           (343,360)             (984,958)          (712,314)
Net loss                                              (196,821)           (137,217)             (392,535)          (284,569)
Loss per common share, basic and diluted                 (0.89)              (0.62)                (1.77)             (1.28)

The pro forma information has been presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

In March 2000, Charter entered into an agreement providing for the merger of Cablevision of Michigan, Inc., the indirect owner of a cable system in Kalamazoo, Michigan, with and into Charter. The merger consideration of $172.5 million will be paid in Class A common stock of Charter. After the merger, Charter will contribute 100% of the equity interests of the direct owner of the Kalamazoo system to Charter Holdco in exchange for membership units. The Kalamazoo cable system has approximately 49,300 customers at June 30, 2000 and had revenues of approximately $10.2 million for the six months ended June 30, 2000. This acquisition is expected to close in the third quarter of 2000.

4.   LONG-TERM DEBT

JANUARY 2000 CHARTER HOLDINGS NOTES. On January 12, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation issued notes with a principal amount of $1.5 billion (January 2000 Charter Holdings Notes). The January 2000 Charter Holdings Notes consist of $675.0 million 10.00% Senior Notes due 2009, $325.0 million 10.25% Senior Notes due 2010, and $532.0 million 11.75% Senior Discount Notes due 2010. The net proceeds were approximately $1.3 billion, after giving effect to discounts, commissions and expenses. The proceeds from the January 2000 Charter Holdings Notes were used to finance the repurchases of debt assumed in certain transactions, as described below.

In June 2000, Charter Holdings and Charter Communications Holdings Capital Corporation exchanged these notes for new January 2000 Charter Holdings Notes, with substantially similar terms, except that the new January 2000 Charter Holdings Notes are registered under the Securities Act of 1933, as amended, and, therefore, do not bear legends restricting their transfer.

CC V HOLDINGS, LLC AND ITS SUBSIDIARIES (COLLECTIVELY, "AVALON") NOTES. In January 2000, through change of control offers and purchases in the open market, all of the Avalon 9.375% Senior Subordinated Notes due 2008 with a principal amount of $150.0 million were repurchased for $153.7 million. In addition, also through change of control offers, $16.3 million in aggregate principal amount at maturity of the Avalon 11.875% Senior Discount Notes due 2008 was repurchased for $10.5 million. As of June 30, 2000, Avalon 11.875% notes with an aggregate principal amount of $179.8 million at maturity and an accreted value of $121.2 million remain outstanding.

CC VII HOLDINGS, LLC AND ITS SUBSIDIARIES (COLLECTIVELY, "FALCON") DEBENTURES. In February 2000, through change of control offers and purchases in the open market, all of the Falcon 8.375% Senior Debentures due 2010 with a principal amount of $375.0 million were repurchased for $388.0 million, and all of the Falcon 9.285% Senior Discount Debentures due 2010 with an aggregate principal amount at maturity of $435.3 million were repurchased for $328.1 million.

CC VIII, LLC AND ITS SUBSIDIARIES (COLLECTIVELY, "BRESNAN") CREDIT FACILITIES. Upon the closing of the Bresnan acquisition on February 14, 2000, the then-existing Bresnan credit facilities were amended and assumed. The Bresnan credit facilities provide for borrowings of up to $900.0 million, consisting of: two term facilities, one with a principal amount of $403.0 million (Term A) and the other with a principal amount of $297.0 million (Term B), and a reducing revolving loan facility in the amount of $200.0 million. The Bresnan credit facilities provide for the amortization of the principal amount of the Term A loan facility and the reduction of the revolving loan facility beginning March 31, 2002 with a final maturity date of June 30, 2007. The amortization of the Term B loan facility is substantially "back-ended" with more than ninety percent of the principal balance due on the final maturity date of February 2, 2008. The Bresnan credit facilities also provide for an incremental facility of up to $200.0 million that is conditioned upon receipt of additional commitments from lenders. Amounts under the Bresnan credit facilities bear interest at the Base Rate or the Eurodollar Rate, as defined, plus a margin of up to 2.75%. A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of Term A and the revolving loan facility. At the closing of the Bresnan acquisition, $599.9 million was borrowed to replace the borrowings outstanding under the previous credit facilities, and an additional $31.3 million was borrowed to fund a portion of the Bresnan purchase price. As of June 30, 2000, $638.9 million was outstanding, and $261.1 million was available for borrowing.

BRESNAN NOTES. Upon the closing of the Bresnan acquisition, Charter Holdco and Charter assumed Bresnan's $170.0 million in principal amount of 8% Senior Notes due 2009 and $275.0 million in principal amount at maturity of 9.25% Senior Discount Notes due 2009. In March 2000, all of the outstanding Bresnan notes were repurchased at 101% of the outstanding principal amounts plus accrued and unpaid interest or accreted value, as applicable, for a total of $369.7 million using proceeds from the sale of the January 2000 Charter Holdings Notes.

CHARTER COMMUNICATIONS OPERATING, LLC CREDIT FACILITIES. In March 2000, the Charter Operating Credit Facilities were amended to increase the amount of the supplemental credit facility to $1.0 billion. In connection with this amendment, $600.0 million of the supplemental credit facility was exercised, thereby increasing the total borrowing capacity to $4.7 billion. The remaining $400.0 million of the supplemental credit facility is subject to the Company's ability to obtain additional commitments from the lenders. As of June 30, 2000, outstanding borrowings were $4.2 billion, and the unused availability was $0.5 billion.

CHARTER HOLDINGS SENIOR BRIDGE LOAN FACILITY. On August 4, 2000, Morgan Stanley Senior Funding, Inc. (Sole Arranger) and others, and Charter Holdings and Charter Communications Holdings Capital Corporation entered into a senior bridge loan agreement providing for senior increasing rate bridge loans in an aggregate principal amount of up to $1.0 billion.

On August 14, 2000, the Company borrowed $1.0 billion under the bridge loan facility and used the proceeds to repay a portion of the amounts outstanding under certain of its credit facilities. This loan initially bears interest at an annual rate equal to the yield corresponding to the bid price on Charter Holdings 10.25% notes less 0.25% calculated as of August 14, 2000, the funding date of the loan. If this loan is not repaid within 90 days following August 14, 2000, the interest rate will increase by 1.25% at the end of such 90-day period and will increase by an additional 0.50% at the end of each additional 90-day period. Unless additional default interest is assessed, the interest rate on this bridge loan will be between 9% and 15% annually. The bridge loan matures one year from August 14, 2000 and upon payment of any accrued and unpaid interest shall convert to a term loan that matures on the tenth anniversary of the initial bridge loan borrowing. The term loan will bear interest at a fixed rate equal to the greater of the applicable rate of the bridge loan on the date on the conversion plus 0.50%, and the yield corresponding to the bid price on Charter Holdings 10.25% notes as of the date immediately prior to the conversion. If the term loan is not repaid within 90 days after the conversion from the bridge loan, the interest rate will increase by 0.50% at the end of each 90-day period. The interest rate on the term loan will be between 9% and 15% annually.

5.       MINORITY INTEREST

As of June 30, 2000, minority interest consists primarily of total members' equity of Charter Holdco ($8.6 billion) multiplied by 60.4%, the ownership percentage of Charter Holdco not owned by Charter, plus preferred equity in an indirect subsidiary of Charter held by certain Bresnan sellers, less a portion of redeemable securities (see Note 6). Gains (losses) arising from the issuance by Charter Holdco of its membership units are recorded as capital transactions, thereby increasing (decreasing) shareholders' equity and (decreasing) increasing minority interest on the accompanying consolidated balance sheets.

Changes to minority interest consist of the following (in thousands):

                     Balance, December 31, 1999                                             $ 5,381,331
                     Minority interest in loss of subsidiary                                   (566,221)
                     Equity issued to Bresnan sellers                                         1,014,110
                     Equity classified as redeemable securities (26,539,746
                       shares of Class A common stock)                                       (1,095,239)
                     Loss on issuance of equity by Charter Holdco                               (59,700)
                     Option compensation expense                                                 15,684
                     Unrealized loss on marketable securities available for sale                   (702)
                                                                                         ------------------
                     Balance, June 30, 2000                                                 $ 4,689,263
                                                                                         ==================

6.   REDEEMABLE SECURITIES

The Company acquired Helicon I, L.P. and affiliates (Helicon) in July 1999. The Company acquired Rifkin Acquisition Partners L.L.L.P. and InterLink Communications Partners, LLLP (collectively, "Rifkin") in September 1999, acquired Falcon Communications, L.P. (Falcon) in November 1999 and acquired Bresnan in February 2000. In connection with these acquisitions, the Rifkin, Falcon and Bresnan sellers who acquired Charter Holdco membership units or, in the case of Bresnan, additional equity interests in a subsidiary of Charter Holdings, and the Helicon sellers who acquired shares of Class A common stock in Charter's initial public offering may have rescission rights against Charter and Charter Holdco arising out of possible violations of Section 5 of the Securities Act of 1933, as amended, in connection with the offers and sales of these equity interests.

If all of these equity holders successfully exercised their possible rescission rights, Charter or Charter Holdco would become obligated to repurchase all such equity interests, and the total repurchase obligation could be as much as approximately $1.8 billion as of June 30, 2000. For financial reporting purposes, the maximum potential obligation has been excluded from shareholders' equity and minority interest and has been classified as redeemable securities (temporary equity). After one year from the dates of issuance or purchase of these equity securities (when these possible rescission rights will have expired), the Company will reclassify the respective amounts to shareholders' equity and minority interest. There is no assurance that the Company will be able to obtain capital sufficient to fund any required repurchases. This could adversely affect the Company's consolidated financial condition and results of operations.

7.   REVENUES

Revenues consist of the following (in thousands):

                                   THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                              --------------------------------------    ---------------------------------
                                   2000                 1999                2000               1999
                              ---------------     ------------------    --------------     --------------
Basic                              $ 569,197              $ 218,600       $ 1,093,744          $ 328,190
Premium                               58,194                 27,432           113,967             42,776
Pay-per-view                           8,796                  5,711            16,027             10,361
Digital                               15,066                  7,752            24,262              7,942
Advertising sales                     41,794                 15,483            75,072             23,322
Data                                  13,626                  1,457            23,338              2,175
Other                                 88,107                 31,602           169,974             54,227
                              ---------------     ------------------    --------------     --------------
                                   $ 794,780              $ 308,037       $ 1,516,384          $ 468,993
                              ===============     ==================    ==============     ==============

8.   OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses consist of the following (in thousands):

                                               THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------     --------------------------------
                                               2000                 1999                 2000               1999
                                           --------------     ------------------     --------------    ---------------
Programming                                    $ 181,635                $71,521          $ 346,460          $ 107,947
General and administrative                       134,217                 53,800            259,509             81,056
Service                                           46,594                 19,298             93,685             29,616
Advertising                                       14,271                  1,694             26,548              5,353
Marketing                                         17,644                  9,525             29,337             13,123
Other                                             12,183                  2,412             22,774              4,246
                                           --------------     ------------------     --------------    ---------------
                                               $ 406,544              $ 158,250          $ 778,313          $ 241,341
                                           ==============     ==================     ==============    ===============

9.   COMPREHENSIVE LOSS (in thousands)

Comprehensive loss was $196,536 and $57 for the three months ended June 30, 2000 and 1999, respectively; and $377,995 and $90 for the six months ended June 30, 2000 and 1999, respectively. The Company owns common stock of WorldGate Communications, Inc. and of Motorola, Inc. that is classified as "available for sale" and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income in the accompanying consolidated balance sheet.

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

    (3)  the refinancing or replacement of previous credit facilities;

    (4) the purchase of publicly held notes that had been issued by several of our direct and indirect subsidiaries; and

    (5)  the allocation of losses to minority interest.

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

    GENERAL

    Charter owns and operates cable systems serving approximately 6.2 million customers. We currently offer our customers a full array of traditional cable television services and advanced high bandwidth services such as digital video and related enhancements, interactive video programming, Internet access through television-based service, dial-up telephone modems and high-speed cable modem service. We plan to continually enhance and upgrade these services, including adding new programming and other telecommunications services such as interactive programming and telephony.

    The following statistics for June 30, 2000 and June 30, 1999, are actual; the statistics for December 31, 1999, are pro forma for acquisitions completed since that date, including the Bresnan acquisition.

                                                       ACTUAL                 PRO FORMA                 ACTUAL
                                                    JUNE 30, 2000         DECEMBER 31, 1999          JUNE 30, 1999
                                                    -------------         -----------------          -------------
CABLE TELEVISION
Homes Passed                                          10,006,700                  9,914,000               4,509,000
Basic Customers                                        6,214,100                  6,144,600               2,734,000
Basic Penetration                                          62.1%                      62.0%                   60.6%
Premium Subscriptions                                  3,297,000                  3,114,400               1,676,000
Premium Penetration                                        53.1%                      50.7%                   61.3%
Average Monthly Revenue per
    Basic Customer (quarter)                              $42.63                     $41.12                  $37.56

DIGITAL VIDEO
Homes Passed                                           6,528,100                  4,675,000                 330,000
Digital Customers                                        375,000                    155,400                  10,900
Penetration                                                 5.7%                       3.3%                    3.3%
Digital Converters Deployed                              456,100                    176,600                  12,400

DATA
Homes Passed                                           5,201,700                  4,422,000               1,450,700
Data Customers                                           149,300                     84,400                  13,500
Penetration                                                 2.9%                       1.9%                    0.9%

TELEVISION-BASED INTERNET ACCESS
Homes Passed                                             429,000                    429,000                 245,200
Customers                                                  7,200                      7,100                   4,300
Penetration                                                 1.7%                       1.7%                    1.8%

    ACQUISITIONS

    The following table sets forth information on our acquisitions in 1999:



                                                                             PURCHASE PRICE,
                                                                             INCLUDING DEBT       CUSTOMERS
                                                               ACQUISITION       ASSUMED            AS OF
                                                                   DATE       (IN MILLIONS)    JUNE 30, 2000
                                                               -----------     ------------     --------------
     Renaissance Media Group LLC                                   4/99      $          459            135,000
     American Cable Entertainment, LLC                             5/99                 240             68,700
     Cable systems of Greater Media Cablevision, Inc.              6/99                 500            177,100
     Helicon Partners I, L.P. and affiliates                       7/99                 550            173,100
     Vista Broadband Communications, L.L.C.                        7/99                 126             26,800
     Cable systems of Cable Satellite of South Miami, Inc.         8/99                  22              8,100
     Rifkin Acquisition Partners, L.L.L. P. and
        InterLink Communications Partners, LLLP                    9/99               1,460            458,200
     Cable systems of InterMedia Capital Partners IV,  L.P.
        InterMedia Partners and affiliates                        10/99                 873+           409,800
                                                                               systems swap           (142,000)(a)
                                                                                              ----------------
                                                                                                       267,800
     Cable systems of Fanch Cablevision L.P. and affiliates        11/99              2,400            535,300
     Falcon Communications, L.P.                                   11/99              3,481            964,800
     Avalon Cable of Michigan Holdings, Inc.                       11/99                832            257,600
                                                                             --------------   ----------------
          Total                                                              $       10,943          3,072,500
                                                                             ==============   ================

-------

     (a) As part of the October 1999 transaction with InterMedia Capital Partners IV, L.P., InterMedia Partners and affiliates (collectively, "InterMedia"), we agreed to swap some of our non-strategic cable systems located in Indiana, Montana, Utah and northern Kentucky, representing 142,000 basic customers. We transferred cable systems with 112,000 customers to InterMedia in connection with this swap in October 1999. The remaining cable system, with customers totaling 30,000, was transferred in March 2000 after receipt of the necessary regulatory approvals. This swap is reflected in its entirety in the 1999 acquisition table above.

     In addition, in April 1999, Marcus Cable Holdings, LLC (Marcus Holdings) was merged into Charter Holdings, and the operating subsidiaries of Marcus Holdings and all of the cable systems they owned came under the ownership of Charter Holdings. As of June 30, 2000, Marcus Holdings had 961,900 customers.

     On February 14, 2000, Charter Holdco and Charter Holdings completed the acquisition of Bresnan Communications Company Limited Partnership (Bresnan). The Bresnan cable systems acquired are primarily located in Michigan, Minnesota, Wisconsin and Nebraska. The purchase price for Bresnan was $3.1 billion, subject to adjustment, and was comprised of $1.1 billion in cash, $384.6 million and $629.5 million in equity in Charter Holdco and CC VIII, LLC (CC VIII), respectively, and approximately $963.3 million in assumed debt. The holders of the CC VIII equity are entitled to a 2% annual return. All of the membership units received by the sellers are exchangeable on a one-for-one basis for Class A common stock of Charter.

    The following table sets forth information on acquisitions since January 1, 2000:

                                                               PURCHASE PRICE,
                                                               INCLUDING DEBT      CUSTOMERS
                                                 ACQUISITION       ASSUMED           AS OF
                                                     DATE       (IN MILLIONS)    JUNE 30, 2000
                                                 -----------    -------------    -------------
       Cable system of Interlake
         Cablevision Enterprises, LLC (ICE)          2/00                $  13             5,800
       Bresnan                                       2/00                3,100           691,900
       Cable system of Falcon/Capital
         Cable Partners, L.P.                        4/00                   60            23,900
       Cable system of Farmington
         Cablevision Company                         4/00                   15             5,600
                                                                       -------           -------
       Total                                                           $ 3,188           727,200
                                                                       =======           =======

    PENDING KALAMAZOO TRANSACTION

    In March 2000, we entered into an agreement providing for the merger of Cablevision of Michigan, Inc., the owner of a cable system in Kalamazoo, Michigan, with and into us. The merger consideration of $172.5 million will be paid in our Class A common stock. After the merger, we will contribute 100% of the equity interests of the direct owner of the Kalamazoo system to Charter Holdco in exchange for membership units. The Kalamazoo cable system has approximately 49,300 customers at June 30, 2000 and had revenues of approximately $10.2 million for the six months ended June 30, 2000. We anticipate that this acquisition will close in the third quarter of 2000.

    OVERVIEW OF OPERATIONS

    Approximately 87% and 88% of our historical revenues for the three months and six months ended June 30, 2000, respectively, are attributable to monthly subscription fees charged to customers for our basic, expanded basic and premium cable television programming services, equipment rental and ancillary services provided by our cable systems. In addition, we derive other revenues from installation and reconnection fees charged to customers to commence or reinstate service, pay-per-view programming, where users are charged a fee for individual programs requested, advertising revenues and commissions related to the sale of merchandise by home shopping services. We have generated increased revenues in each of the past three years, primarily through internal customer growth, basic and expanded tier rate increases, customer growth from acquisitions, and revenues from new services and products. These new services and products are expected to significantly contribute to our future revenues provided that the necessary equipment is available from our vendors. One of these services is digital cable, which provides customers with additional programming options. We are also offering high-speed Internet access to the World Wide Web through cable modems. In addition, we are launching video on demand service in certain systems. Our television-based Internet access allows us to offer users TV-based e-mail and other Internet access. Finally, we continue to work together with several companies in a field trial of telephony.

    Our expenses primarily consist of operating costs, general and administrative expenses, depreciation and amortization expense, interest expense and corporate expense charges. Operating costs primarily include programming costs, cable service related expenses, marketing and advertising costs, franchise fees and expenses related to customer billings. Programming costs accounted for approximately 45% of our operating, general and administrative expenses for the three months and six months ended June 30, 2000. Programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to customers and increased cost to purchase cable programming due to inflation and other factors affecting the cable television industry. As we continue to upgrade and rebuild our cable systems, additional channel capacity will be available resulting in increased programming costs. In each year we have operated, our costs to acquire programming have exceeded customary inflationary increases. Significant factors with respect to increased programming costs are the rate increases and surcharges imposed by national and regional sports networks directly tied to escalating costs to acquire programming for professional sports packages in a competitive market. We benefited in the past from our membership in an industry cooperative that provided members with volume discounts from programming networks. This industry cooperative no longer exists. However, our increased size is believed to give us substantially equivalent buying power. Also, we have been able to negotiate favorable terms with premium networks in conjunction with the premium packages we offer, which minimized the impact on margins and provided substantial volume incentives to grow the premium category. Although we believe that we will be able to pass future increases in programming costs through to customers, there can be no assurance that we will be able to do so.

    General and administrative expenses primarily include accounting and administrative personnel and professional fees. Depreciation and amortization expense relates to the depreciation of our tangible assets and the amortization of our franchise costs (both increase with the closing of acquisitions). Corporate expense charges are fees paid or charges for management services. Pursuant to a mutual services agreement between Charter and Charter Investment, each entity provides services to the other in order to manage Charter Holdco and to manage and operate the cable systems owned by its subsidiaries. We record actual expenses incurred by Charter Investment on our behalf. All expenses and costs incurred by Charter Investment with respect to the services provided are paid by us. Our credit facilities limit the amount of such reimbursements.

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

    RESULTS OF OPERATIONS

    The following discusses the results of operations for:

(1) Charter, comprised of the Charter companies (Charter Communications Properties Holdings, LLC, CCA Group, and CharterComm Holdings, LLC) and the following for the three months and six months ended June 30, 1999:

       o Marcus Holdings for the period from March 31, 1999, the date Mr. Allen acquired voting control, through June 30, 1999;

       o Renaissance Media Group LLC for the period from April 30, 1999, the acquisition date, through June 30, 1999; and

       o American Cable Entertainment, LLC for the period from May 7, 1999, the acquisition date, through June 30, 1999.

(2) Charter, comprised of the Charter companies, all acquisitions closed during 1999 and the following for the three months and six months ended June 30, 2000:

       o ICE from February 2, 2000, the acquisition date, through June 30, 2000;

       o Bresnan from February 14, 2000, the acquisition date, through June 30, 2000;

       o Cable system of Farmington from April 1, 2000, the acquisition date, through June 30, 2000; and

       o Cable system of Capital Cable from April 1, 2000, the acquisition date, through June 30, 2000.

    Since January 1, 1999, Charter Holdings and Charter Holdco have closed numerous acquisitions. In addition, Charter Holdings merged with Marcus Holdings effective in April 1999. As of June 30, 2000, our cable systems served approximately 400% more customers than we served as of December 31, 1998. Thus, amounts for the three months and six months ended June 30, 2000, are not comparable to those for the three months and six months ended June 30, 1999.

   THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    The following table sets forth the percentages of revenues that items in the statements of operations constitute for the indicated periods (dollars in thousands, except per share data):

                                                   THREE MONTHS                   THREE MONTHS
                                                      ENDED                           ENDED
                                                  JUNE 30, 2000                   JUNE 30, 1999
                                             -------------------------    ------------------------------
                                                AMOUNT          %           AMOUNT            %
                                             -----------    --------      ---------        --------
STATEMENTS OF OPERATIONS:
Revenues................................      $  794,780      100.0%      $308,037          100.0%
                                             -----------    --------      ---------        --------
Operating expenses:
  Operating.............................         272,327       34.3%       104,450           33.9%
  General and administrative.............        134,217       16.9%        53,800           17.5%
  Depreciation..........................         296,912       37.3%        55,193           17.9%
  Amortization..........................         306,775       38.6%       104,681           34.0%
  Option compensation expense...........          10,589        1.3%        21,543            7.0%
  Corporate expense charges.............          15,007        1.9%         8,145            2.6%
                                             -----------    --------      ---------        --------
Total operating expenses................       1,035,827      130.3%       347,812          112.9%
                                             -----------    --------      ---------        --------
Loss from operations....................        (241,047)     (30.3%)      (39,775)         (12.9%)
Interest expense........................        (251,128)     (31.6%)     (112,243)         (36.4%)
Interest income.........................             675        0.1%         8,421            2.7%
Other income (expense)..................          (2,636)      (0.4%)        2,667            0.8%
                                             -----------    --------      ---------        --------
Loss before minority interest...........        (494,136)     (62.2%)     (140,930)         (45.8%)
Minority interest in loss of subsidiary          297,315       37.4%       140,873           45.8%
                                             -----------    --------      ---------        --------
Net loss................................      $ (196,821)     (24.8%)     $    (57)            --
                                             ===========    ========      =========        ========
Loss per common share, basic and
  diluted...............................      $    (0.89)                 $  (1.13)
                                             ===========                  =========

    REVENUES. Revenues increased by $486.7 million, from $308.0 million for the three months ended June 30, 1999, to $794.8 million for the three months ended June 30, 2000. The increase in revenues primarily resulted from acquisitions.

    OPERATING COSTS. Operating costs increased by $167.9 million, from $104.5 million for the three months ended June 30, 1999, to $272.3 million for the three months ended June 30, 2000. This increase was due primarily to acquisitions.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased by $80.4 million, from $53.8 million for the three months ended June 30, 1999, to $134.2 million for the three months ended June 30, 2000. This increase was due primarily to acquisitions.

    DEPRECIATION. Depreciation expense increased by $241.7 million, from $55.2 million for the three months ended June 30, 1999, to $296.9 million for the three months ended June 30, 2000. This increase was due primarily to acquisitions. In addition, capital expenditures for system upgrades have increased, resulting in greater property, plant and equipment balances and a corresponding increase in depreciation expense.

    AMORTIZATION. Amortization expense increased by $202.1 million, from $104.7 million for the three months ended June 30, 1999, to $306.8 million for the three months ended June 30, 2000. This increase was due primarily to franchises acquired.

    OPTION COMPENSATION EXPENSE. Option compensation expense decreased by $11.0 million, from $21.5 million for the three months ended June 30, 1999, to $10.6 million for the three months ended June 30, 2000. This expense results from granting options to employees prior to Charter's initial public offering at exercise prices less than the estimated fair values of the underlying membership units at time of grant, resulting in compensation expense being accrued over the vesting period of each grant.

    CORPORATE EXPENSE CHARGES. Corporate expense charges increased by $6.9 million, from $8.1 million for the three months ended June 30, 1999, to $15.0 million for the three months ended June 30, 2000. The increase was primarily the result of increased costs incurred by the manager due to the Company's growth from acquisitions.

    INTEREST EXPENSE. Interest expense increased by $138.9 million, from $112.2 million for the three months ended June 30, 1999, to $251.1 million for the three months ended June 30, 2000. This increase resulted primarily from interest on debt used to finance acquisitions.

    INTEREST INCOME. Interest income decreased by $7.7 million, from $8.4 million for the three months ended June 30, 1999, to $0.7 million for the three months ended June 30, 2000. This decrease is attributed to the fact that we had more excess cash for investment in 1999 (resulting from required credit facilities drawdowns and the issuance and sale of the March 1999 Charter Holdings notes) as compared to the amount available in 2000 (resulting from the issuance and sale of the January 2000 Charter Holdings notes prior to completing the change of control offers described herein).

    OTHER INCOME (EXPENSE). Other income (expense) decreased by $5.3 million, from $2.7 million of income for the three months ended June 30, 1999, to $2.6 million of expense for the three months ended June 30, 2000. The amount in 1999 reflected a gain on the sale of aircraft.

    MINORITY INTEREST. Minority interest is $140.9 million for the three months ended June 30, 1999, and $297.3 million for the three months ended June 30, 2000. The minority interest represents the ownership in Charter Holdco by entities other than Charter. For financial reporting purposes, 50,000 of the membership units Charter Holdco previously issued to companies controlled by Mr. Allen are considered held by Charter since December 24, 1998.

    NET LOSS. Net loss increased by $196.8 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase in revenues that resulted from acquisitions was not sufficient to offset the increased expenses (including depreciation and amortization) associated with the acquired systems.

    LOSS PER COMMON SHARE. The loss per common share decreased by $0.24, from $1.13 per common share for the three months ended June 30, 1999, to $0.89 per common share for the three months ended June 30, 2000.

    SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     The following table sets forth the percentages of revenues that items in the statements of operations constitute for the indicated periods (dollars in thousands, except per share data):

                                                     SIX MONTHS                      SIX MONTHS
                                                        ENDED                          ENDED
                                                    JUNE 30, 2000                  JUNE 30, 1999
                                             ----------------------------   -----------------------------
                                                 AMOUNT           %          AMOUNT              %
STATEMENTS OF OPERATIONS:
Revenues................................     $ 1,516,384         100.0%      $ 468,993         100.0%
                                             -----------       --------      ---------       --------
Operating expenses:
  Operating ............................         518,804          34.2%        160,285          34.2%
  General and administrative..............       259,509          17.1%         81,056          17.3%
  Depreciation..........................         549,788          36.3%         78,728          16.8%
  Amortization..........................         599,999          39.6%        171,224          36.5%
  Option compensation expense...........          26,089           1.7%         38,194           8.1%
  Corporate expense charges.............          27,515           1.8%         11,073           2.4%
                                             -----------       --------      ---------       --------
Total operating expenses................       1,981,704         130.7%        540,560         115.3%
                                             -----------       --------      ---------       --------
Loss from operations....................        (465,320)        (30.7%)       (71,567)        (15.3%)
Interest expense........................        (482,042)        (31.8%)      (157,669)        (33.6%)
Interest income.........................           6,110           0.4%         10,085           2.2%
Other income (expense)..................          (2,504)         (0.1%)        (4,954)         (1.1%)
                                             -----------       --------      ---------       --------
Loss before minority interest...........        (943,756)        (62.2%)      (224,105)        (47.8%)
Minority interest in loss of subsidiary          566,221          37.3%        224,015          47.8%
                                             -----------       --------      ---------       --------
Net loss................................     $  (377,535)        (24.9%)     $     (90)           --
                                             ===========       ========      =========       ========
Loss per common share, basic and
  diluted...............................     $     (1.70)                    $   (1.80)
                                             ===========                     =========

    REVENUES. Revenues increased by $1,047.4 million, from $469.0 million for the six months ended June 30, 1999, to $1,516.4 million for the six months ended June 30, 2000. The increase in revenues primarily resulted from acquisitions.

    OPERATING COSTS. Operating costs increased by $358.5 million, from $160.3 million for the six months ended June 30, 1999, to $518.8 million for the six months ended June 30, 2000. This increase was due primarily to acquisitions.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased by $178.5 million, from $81.1 million for the six months ended June 30, 1999, to $259.5 million for the six months ended June 30, 2000. This increase was due primarily to acquisitions.

    DEPRECIATION. Depreciation expense increased by $471.1 million, from $78.7 million for the six months ended June 30, 1999, to $549.8 million for the six months ended June 30, 2000. This increase was due primarily to acquisitions. In addition, capital expenditures for system upgrades have increased, resulting in greater property, plant and equipment balances and a corresponding increase in depreciation expense.

    AMORTIZATION. Amortization expense increased by $428.8 million, from $171.2 million for the six months ended June 30, 1999, to $600.0 million for the six months ended June 30, 2000. This increase was due primarily to franchises acquired.

    OPTION COMPENSATION EXPENSE. Option compensation expense decreased by $12.1 million, from $38.2 million for the six months ended June 30, 1999, to $26.1 million for the six months ended June 30, 2000. This expense results from granting options to employees prior to Charter's initial public offering at exercise prices less than the estimated fair values of the underlying membership units at time of grant, resulting in compensation expense being accrued over the vesting period of each grant.

    CORPORATE EXPENSE CHARGES. Corporate expense charges increased by $16.4 million, from $11.1 million for the six months ended June 30, 1999, to $27.5 million for the six months ended June 30, 2000. The increase was primarily the result of increased costs incurred by the manager due to the Company's growth from acquisitions.

    INTEREST EXPENSE. Interest expense increased by $324.4 million, from $157.7 million for the six months ended June 30, 1999, to $482.0 million for the six months ended June 30, 2000. This increase resulted primarily from interest on debt used to finance acquisitions.

    INTEREST INCOME. Interest income decreased by $4.0 million, from $10.1 million for the six months ended June 30, 1999, to $6.1 million for the six months ended June 30, 2000. This decrease is attributed to the fact that we had more excess cash for investment in 1999 (resulting from required credit facilities drawdowns and the issuance and sale of the March 1999 Charter Holdings notes) as compared to the amount available in 2000 (resulting from the issuance and sale of the January 2000 Charter Holdings notes prior to completing the change of control offers described herein).

    OTHER INCOME (EXPENSE). Other expense decreased by $2.5 million, from $5.0 million for the six months ended June 30, 1999, to $2.5 million for the six months ended June 30, 2000. In March 1999, the Company extinguished all then-existing long-term debt, excluding borrowings of the Company under its then-existing credit facilities, and refinanced substantially all then-existing credit facilities at various subsidiaries with a new credit facility. The excess of the amount paid over the carrying value, net of deferred financing costs, of the then-existing long-term debt was recorded in other income (expense). The expense in 1999 was partially offset by a gain on the sale of aircraft.

    MINORITY INTEREST. Minority interest is $224.0 million for the six months ended June 30, 1999, and $566.2 million for the six months ended June 30, 2000. The minority interest represents the ownership in Charter Holdco by entities other than Charter. For financial reporting purposes, 50,000 of the membership units Charter Holdco previously issued to companies controlled by Mr. Allen are considered held by Charter since December 24, 1998.

    NET LOSS. Net loss increased by $377.4 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase in revenues that resulted from acquisitions was not sufficient to offset the increased expenses (including depreciation and amortization) associated with the acquired systems.

    LOSS PER COMMON SHARE. The loss per common share decreased by $0.10, from $1.80 per common share for the six months ended June 30, 1999, to $1.70 per common share for the six months ended June 30, 2000.

    LIQUIDITY AND CAPITAL RESOURCES

    Our business requires significant cash to fund acquisitions, capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, equity contributions, borrowings under our credit facilities, and debt and equity financings.

    Our historical cash flows from operating activities were $606.8 million and $145.8 million for the six months ended June 30, 2000 and 1999, respectively.

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

     We made capital expenditures, excluding acquisitions of cable systems, of $1.0 billion and $205.5 million for the six months ended June 30, 2000 and 1999, respectively. The majority of these capital expenditures relate to our accelerated rebuild and upgrade program and converters, and were funded from cash flows from operations and borrowings under credit facilities.

    For the period from January 1, 2000 to December 31, 2002, we plan to spend approximately $6.4 billion for capital expenditures, approximately $3.2 billion of which will be used to upgrade and rebuild our systems to a bandwidth capacity of 550 megahertz or greater and add two-way capability, so that we may offer advanced services. The remaining $3.2 billion will be used for extensions of systems, roll-out of new products and services, converters and system maintenance. Capital expenditures for 2000 are expected to be approximately $2.7 billion, and aggregate capital expenditures for 2001 and 2002 are expected to be approximately $3.7 billion. We currently expect to finance the anticipated capital expenditures with cash generated from operations and additional borrowings under credit facilities, including a bridge loan entered into on August 4, 2000. We cannot be assured that these amounts will be sufficient to accomplish our planned system upgrades, expansion and maintenance, or that we can acquire necessary plant and equipment from vendors to complete these as scheduled. If we are not able to obtain amounts sufficient for our planned upgrades and other capital expenditures, it could adversely affect our ability to offer new products and services and compete effectively, and could adversely affect our growth, financial condition and results of operations. See "-- Certain Trends and Uncertainties" for further information.

    FINANCING ACTIVITIES

    As of June 30, 2000, our total debt was approximately $11.6 billion. Our significant amount of debt may adversely affect our ability to obtain financing in the future and react to changes in our business. Our credit facilities and other debt instruments contain various financial and operating covenants that could adversely impact our ability to operate our business, including restrictions on the ability of our operating subsidiaries to distribute cash to their parents. See "-- Certain Trends and Uncertainties -- Restrictive Covenants," for further information.

     JANUARY 2000 CHARTER HOLDINGS NOTES. On January 12, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation issued notes with a principal amount of $1.5 billion (January 2000 Charter Holdings Notes). The January 2000 Charter Holdings Notes consist of $675.0 million 10.00% Senior Notes due 2009, $325.0 million 10.25% Senior Notes due 2010, and $532.0 million 11.75% Senior Discount Notes due 2010. The net proceeds were approximately $1.3 billion, after giving effect to discounts, commissions and expenses. The proceeds from the January 2000 Charter Holdings Notes were used to finance the repurchases of debt assumed in certain transactions, as described below.

      In June 2000, Charter Holdings and Charter Communications Holdings Capital Corporation exchanged these notes for new January 2000 Charter Holdings Notes, with substantially similar terms, except that the new January 2000 Charter Holdings Notes are registered under the Securities Act of 1933, as amended, and, therefore, do not bear legends restricting their transfer.

     CCV HOLDINGS, LLC AND ITS SUBSIDIARIES (COLLECTIVELY, "AVALON") NOTES. In January 2000, through change of control offers and purchases in the open market, all of the Avalon 9.375% Senior Subordinated Notes due 2008 with a principal amount of $150.0 million were repurchased for $153.7 million. In addition, also through change of control offers, $16.3 million in aggregate principal amount at maturity of the Avalon 11.875% Senior Discount Notes due 2008 was repurchased for $10.5 million. As of June 30, 2000, Avalon 11.875% notes with an aggregate principal amount of $179.8 million at maturity and an accreted value of $121.2 million remain outstanding.

     CC VII HOLDINGS, LLC AND ITS SUBSIDIARIES (COLLECTIVELY, "FALCON") DEBENTURES. In February 2000, through change of control offers and purchases in the open market, all of the Falcon 8.375% Senior Debentures due 2010 with a principal amount of $375.0 million were repurchased for $388.0 million, and all of the Falcon 9.285% Senior Discount Debentures due 2010 with an aggregate principal amount at maturity of $435.3 million were repurchased for $328.1 million.

      CC VIII, LLC AND ITS SUBSIDIARIES (COLLECTIVELY, "BRESNAN") CREDIT FACILITIES. Upon the closing of the Bresnan acquisition on February 14, 2000, the then-existing Bresnan credit facilities were amended and assumed. The Bresnan credit facilities provide for borrowings of up to $900.0 million, consisting of: two term facilities, one with a principal amount of $403.0 million (Term A) and the other with a principal amount of $297.0 million (Term
B), and a reducing revolving loan facility in the amount of $200.0 million. The Bresnan credit facilities provide for the amortization of the principal amount of the Term A loan facility and the reduction of the revolving loan facility beginning March 31, 2002 with a final maturity date of June 30, 2007. The amortization of the Term B loan facility is substantially "back-ended" with more than ninety percent of the principal balance due on the final maturity date of February 2, 2008. The Bresnan credit facilities also provide for an incremental facility of up to $200.0 million that is conditioned upon receipt of additional commitments from lenders. Amounts under the Bresnan credit facilities bear interest at the Base Rate or the Eurodollar Rate, as defined, plus a margin of up to 2.75%. A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of Term A and the revolving loan facility. At the closing of the Bresnan acquisition, $599.9 million was borrowed to replace the borrowings outstanding under the previous credit facilities, and an additional $31.3 million was borrowed to fund a portion of the Bresnan purchase price. As of June 30, 2000, $638.9 million was outstanding, and $261.1 million was available for borrowing.

     BRESNAN NOTES. Upon the closing of the Bresnan acquisition, Charter Holdco and Charter assumed Bresnan's $170.0 million in principal amount of 8% Senior Notes due 2009 and $275.0 million in principal amount at maturity of 9.25% Senior Discount Notes due 2009. In March 2000, all of the outstanding Bresnan notes were repurchased at 101% of the outstanding principal amounts plus accrued and unpaid interest or accreted value, as applicable, for a total of $369.7 million using proceeds from the sale of the January 2000 Charter Holdings Notes.

     CHARTER COMMUNICATIONS OPERATING, LLC CREDIT FACILITIES. In March 2000, the Charter Operating Credit Facilities were amended to increase the amount of the supplemental credit facility to $1.0 billion. In connection with this amendment, $600.0 million of the supplemental credit facility was exercised, thereby increasing the total borrowing capacity to $4.7 billion. The remaining $400.0 million of the supplemental credit facility is subject to the Company's ability to obtain additional commitments from the lenders. As of June 30, 2000, outstanding borrowings were $4.2 billion, and the unused availability was $0.5 billion.

         CHARTER HOLDINGS SENIOR BRIDGE LOAN FACILITY. On August 4, 2000, Morgan Stanley Senior Funding, Inc. and other lenders, and Charter Holdings and Charter Communications Holdings Capital Corporation entered into a senior bridge loan agreement providing for senior increasing rate bridge loans in an aggregate principal amount of up to $1.0 billion.

          On August 14, 2000, the Company borrowed $1.0 billion under the bridge loan facility and used the proceeds to repay a portion of the amounts outstanding under certain of its credit facilities. This loan initially bears interest at an annual rate equal to the yield corresponding to the bid price on Charter Holdings 10.25% notes less 0.25% calculated as of August 14, 2000, the funding date of the loan. If this loan is not repaid within 90 days following August 14, 2000, the interest rate will increase by 1.25% at the end of such 90-day period and will increase by an additional 0.50% at the end of each additional 90-day period. Unless additional default interest is assessed, the interest rate on this bridge loan will be between 9% and 15% annually. The bridge loan matures one year from August 14, 2000 and upon payment of any accrued and unpaid interest shall convert to a term loan that matures on the tenth anniversary of the initial bridge loan borrowing. The term loan will bear interest at a fixed rate equal to the greater of the applicable rate of the bridge loan on the date on the conversion plus 0.50%, and the yield corresponding to the bid price on Charter Holdings 10.25% notes as of the date immediately prior to the conversion. If the term loan is not repaid within 90 days after the conversion from the bridge loan, the interest rate will increase by 0.50% at the end of each 90-day period. The interest rate on the term loan will be between 9% and 15% annually.

    This financing did not increase our leverage. We expect to refinance the bridge loan facility before the end of the year with permanent financing.

    CERTAIN TRENDS AND UNCERTAINTIES

    The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report, that could materially impact our business, results of operations and financial condition.

    SUBSTANTIAL LEVERAGE. As of June 30, 2000, our total debt was approximately $11.6 billion. We anticipate incurring significant additional debt in the future to fund the expansion, maintenance and upgrade of our cable systems.

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

    VARIABLE INTEREST RATES. At June 30, 2000, approximately 44% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. At June 30, 2000, our weighted average rate on outstanding bank commitments is approximately 8.6% and approximately 9.5% on high-yield debt resulting in a blended weighted average rate of 9.0%. See discussion in Item 3.

    RESTRICTIVE COVENANTS. Our credit facilities and the indentures governing our outstanding debt contain a number of significant covenants that, among other things, restrict our ability and the ability of our subsidiaries to:

    o   pay dividends or make other distributions;
    o   make certain investments or acquisitions;
    o   dispose of assets or merge;
    o   incur additional debt;
    o   issue equity;
    o   repurchase or redeem equity interests and debt;
    o   create liens; and
    o   pledge assets.

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

    NEW SERVICES AND PRODUCTS GROWTH STRATEGY. We expect that a substantial portion of any of our future growth will be achieved through revenues from additional services. We cannot assure you that we will be able to offer new advanced services successfully to our customers or that those new advanced services will generate revenues. The amount of our capital expenditures and related roll-out of advanced services may be limited by the availability of certain equipment (in particular, digital converter boxes and cable modems) due to production capacity constraints of certain vendors and materials shortages. We continue to work with our primary vendors to address such problems and have been assured that we will have an adequate supply to meet our demand. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing.

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

    REGULATION AND LEGISLATION. Cable systems are extensively regulated at the federal, state, and local level. Effective March 31, 1999, the scope of rate regulation was reduced so that it continues to impact only the lowest level of basic cable service and associated equipment. This change affords cable operators much greater pricing flexibility, although Congress could revisit this issue if confronted with substantial rate increases.

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

    There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with access to cable plant on non-discriminatory terms. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Recently, a federal district court in Virginia and a federal circuit court in California struck down as unlawful open access requirements imposed by two different franchising authorities. The federal circuit court ruling reversed an earlier district court decision that had upheld an open access requirement. The FCC has announced that it will soon consider how Internet service provided over cable systems should be classified for regulatory purposes and what, if any, regulations should be imposed.

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

    If all of these equity holders successfully exercised their possible rescission rights, we or Charter Holdco would become obligated to repurchase all such equity interests, and the total repurchase obligation could be as much as approximately $1.8 billion as of June 30, 2000. For financial reporting purposes, this maximum potential obligation has been excluded from shareholders' equity and minority interest and has been classified as redeemable securities (temporary equity). After one year from the dates of issuance or purchase of these equity securities (when these possible rescission rights will have expired), we will reclassify the respective amounts to shareholders' equity and minority interest. We cannot assure you that we would be able to obtain capital sufficient to fund any required repurchases. This could adversely affect our financial condition and results of operations.

    ACCOUNTING STANDARDS RECENTLY IMPLEMENTED

     FASB Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation, provides guidance for applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN No. 44 applies prospectively, with certain exceptions, to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. Management believes that the adoption of FIN No. 44 will not have a significant effect on Charter's financial condition or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. Charter adopted the accounting provisions of SAB 101 effective April 1, 2000. Management believes that the implementation of SAB 101 has not had a significant effect on Charter's financial condition or results of operations.

    SUPPLEMENTAL UNAUDITED PRO FORMA FINANCIAL DATA

     The following Supplemental Unaudited Pro Forma Financial Data is based on the historical financial data of Charter. Our financial data, on a consolidated basis, is adjusted on a pro forma basis to illustrate the estimated effects of the Bresnan, Capital Cable and Farmington acquisitions. The pro forma impact of the issuance and sale of the January 2000 Charter Holdings Notes is not significant for the six months ended June 30, 2000, and is therefore not taken into account below.

    The Supplemental Unaudited Pro Forma Financial Data reflects the application of the principles of purchase accounting to the ICE, Bresnan, Capital Cable and Farmington acquisitions completed since January 1, 2000. The allocation of the Bresnan purchase price is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information of intangible assets and is subject to post-closing purchase price adjustments. We believe that finalization of the purchase price allocation will not have a material impact on our results of operations or financial position.

         The Supplemental Unaudited Pro Forma Financial Data does not purport to be indicative of what our results of operations would actually have been had the transactions described above been completed on the dates indicated or to project our results of operations for any future date.

    Supplemental Unaudited Pro Forma Financial Data is not presented for the three months ended June 30, 2000, as there is no impact on actual numbers for this quarter.

                                                                SUPPLEMENTAL UNAUDITED PRO FORMA DATA
                                                          AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                          ------------------------------------------------
                                                              CHARTER
                                                      COMMUNICATIONS, INC.    ACQUISITIONS (A)         TOTAL
                                                      --------------------    ----------------         -----
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
          STATEMENT OF OPERATIONS DATA:
          REVENUES:
          Basic.................................        $1,093,744              $   27,652        $   1,121,396
          Premium...............................           113,967                   3,005              116,972
          Pay-per-view..........................            16,027                     296               16,323
          Digital...............................            24,262                     754               25,016
          Advertising...........................            75,072                   2,361               77,433
          Data..................................            23,338                   1,643               24,981
          Other.................................           169,974                   1,779              171,753
                                                        ----------              ----------        -------------
            Total revenues......................         1,516,384                  37,490            1,553,874
          OPERATING EXPENSES:
          Programming...........................           346,460                   9,703              356,163
          General and administrative............           259,509                   6,623              266,132
          Service...............................            93,685                   5,072               98,757
          Advertising...........................            26,548                   1,222               27,770
          Marketing.............................            29,337                     636               29,973
          Other.................................            22,774                   1,718               24,492
          Depreciation..........................           549,788                   6,849              556,637
          Amortization..........................           599,999                  22,129              622,128
          Option compensation expense...........            26,089                      --               26,089
          Corporate expense charges.............            27,515                     399               27,914
                                                         ---------              ----------        -------------
            Total operating expenses............         1,981,704                  54,351            2,036,055
                                                         ---------              ----------        -------------
          Loss from operations..................          (465,320)                (16,861)            (482,181)
          Interest expense......................          (482,042)                (24,381)            (506,423)
          Interest income.......................             6,110                      46                6,156
          Other income (expense)................            (2,504)                     (6)              (2,510)
                                                         ---------              ----------        -------------

          Loss before minority interest.........          (943,756)                (41,202)            (984,958)
          Minority interest (b).................           566,221                  26,202              592,423
                                                        ----------              ----------        -------------
          Net loss..............................        $ (377,535)             $  (15,000)       $    (392,535)
                                                        ==========              ==========        =============
          Loss per common share, basic and
             diluted (c)........................                                                  $       (1.77)
                                                                                                  =============
          Weighted-average common shares
             outstanding, basic and diluted (d).                                                    222,089,746
                                                                                                  =============
          Converted loss per common share (e)                                                     $       (1.68)
                                                                                                  =============
          Weighted-average common shares
            outstanding-- converted (f).........                                                    585,401,969
                                                                                                  =============
          OTHER FINANCIAL DATA:
          EBITDA (g)............................        $  681,963              $   12,111        $     694,074
          EBITDA margin (h).....................              45.0%                   32.3%               44.7%
          Adjusted EBITDA (i)...................        $  738,071              $   12,516        $     750,587

          OPERATING DATA (at end of period, except for average):
          Homes passed (j)......................                                                     10,006,700
          Basic customers (k)...................                                                      6,214,100
          Basic penetration (l).................                                                           62.1%

          Premium units (m).....................                                                      3,297,000
          Premium penetration (n)...............                                                           53.1%

          Average monthly revenue per basic
            customer (o)........................                                                  $       41.68

----------

(a) Comprised of Bresnan's results of operations through February 14, 2000, the date of acquisition, and the results of operations of cable systems acquired by Bresnan through the respective dates of acquisition, as well as Capital Cable's and Farmington's results of operations through April 1, 2000, the date of acquisition.

(b) Represents the allocation of 60.4% of the net loss of Charter Holdco to the minority interest. The net loss of Charter Holdco has been increased by the amount of the accretion of dividends on the preferred membership units in an indirect subsidiary of Charter Holdings held by certain Bresnan sellers.

(c) Basic and diluted loss per common share assumes none of the membership units of Charter Holdco or preferred membership units in an indirect subsidiary of Charter Holdings held by certain Bresnan sellers as of June 30, 2000, are exchanged for Charter's Class A common stock, and none of the outstanding options to purchase membership units of Charter Holdco that are automatically exchanged for Charter's Class A common stock are exercised. Basic and diluted loss per common share equals net loss divided by weighted average common shares outstanding. If the membership units were exchanged or options exercised, the effects would be antidilutive.

(d) Represents all shares outstanding as of January 1, 2000 (195,550,000 shares), plus shares issued to the Rifkin and Falcon sellers through June 30, 2000 (26,539,746 shares).

(e) Converted loss per common share assumes all common membership units of Charter Holdco and preferred membership units in an indirect subsidiary of Charter Holdings held by certain Bresnan sellers as of June 30, 2000, are exchanged for Charter's Class A common stock. If all these shares are converted, minority interest would equal zero. Converted loss per common share is calculated by dividing loss before minority interest by the weighted average common shares outstanding -- converted.

(f) Weighted average common shares outstanding -- converted assumes the total common membership units in Charter Holdco and preferred membership units in an indirect subsidiary of Charter Holdings held by certain Bresnan sellers are exchanged on a one-for-one basis for Charter's Class A common stock .

(g) EBITDA represents earnings (loss) before interest, income taxes, depreciation and amortization, and minority interest. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

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

(j) Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable distribution network in a given cable system service area.

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

    The following information presents operating results and data for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, for the cable systems owned or managed by us as of April 1, 1999.

                                                                       FOR THE THREE MONTHS ENDED JUNE 30,
                                                                       -----------------------------------        PERCENT
                                                                           2000                   1999            VARIANCE
                                                                           ----                   ----            --------
                                                                  (Dollar amounts in thousands, except average
STATEMENTS OF OPERATIONS (Unaudited)                                     monthly revenue per basic customer)
Revenues:
  Basic.......................................................            $  211,975             $ 193,615
  Premium.....................................................                24,046                24,655
  Pay-per-view................................................                 4,117                 5,098
  Digital.....................................................                 7,969                   474
  Advertising sales...........................................                17,855                13,664
  Data........................................................                 5,021                 1,409
  Other.......................................................                39,559                36,358
                                                                             -------               -------
     Total revenues...........................................               310,542               275,273            12.8%
                                                                             -------               -------
Operating Expenses:
  Programming.................................................                70,499                63,696
  General and administrative..................................                52,243                48,297
  Service.....................................................                16,555                17,590
  Marketing...................................................                 6,586                 6,911
  Advertising sales...........................................                 5,494                 3,136
  Other operating expenses....................................                 5,059                 2,333
                                                                             -------               -------
     Total operating expenses.................................               156,436               141,963            10.2%
                                                                             -------               -------
Adjusted EBITDA...............................................            $  154,106             $ 133,310            15.6%
                                                                          ==========             =========


                                                                                                                  PERCENT
OPERATING DATA (Unaudited)                                              JUNE 30, 2000         JUNE 30, 1999       VARIANCE
                                                                        -------------         -------------       --------

Homes passed..................................................             3,895,600             3,820,100
Basic customers...............................................             2,268,400             2,216,800             2.3%
Basic penetration.............................................                  58.2%                 58.0%
Premium units.................................................             1,428,800             1,388,800             2.9%
Digital video customers.......................................               212,900                10,900
Data customers................................................                74,800                13,500
Average monthly revenue per basic customer....................          $      45.63          $      41.39            10.2%

    Revenues increased by $35.3 million, or 12.8%, when comparing the revenues for the three months ended June 30, 2000, to the results for the comparable systems for the three months ended June 30, 1999. This increase is primarily due to a net gain of approximately 51,600, or 2.3%, basic customers between quarters and retail rate increases implemented in certain of our systems. In addition, both digital and data revenues rose due to the roll-out of these services. Advertising revenues increased 30.7% as a result of launching advertising in new markets and increasing the number of cable channels on which advertising is sold. Furthermore, in 2000 we began to sell more of our ad avails inventory internally as opposed to using third parties.

    Total operating expenses increased approximately $14.5 million, or 10.2%, when comparing the operating expenses for the three months ended June 30, 2000, to the results for the same systems for the three months ended June 30, 1999. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid for programming services. We believe that the increases in programming expense are consistent with industry-wide increases.

    We experienced growth in adjusted EBITDA of approximately $20.8 million, or 15.6%, when comparing adjusted EBITDA for the three months ended June 30, 2000, to the results for the same systems for the three months ended June 30, 1999. Adjusted EBITDA margin increased from 48.4% to 49.6% when comparing the similar periods.

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

    At June 30, 2000, we had outstanding $2.4 billion, $15.0 million and $760.0 million in notional amounts of interest rate swaps, caps and collars, respectively. The notional amounts of interest rate instruments are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. While swaps, caps and collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the three months and six months ended June 30, 2000 and 1999, was not significant.

    The fair value of fixed-rate debt at June 30, 2000, was $4.0 billion. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt approximates the carrying value of $6.95 billion at June 30, 2000, since this debt bears interest at current market rates.

                           PART II. OTHER INFORMATION.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of shareholders of Charter was held on June 7, 2000. Of the total 222,039,746 shares of Class A common stock issued, outstanding and eligible to be voted at the meeting, 192,035,346 shares, representing the same number of votes, were represented in person or by proxy at the meeting. Of the total 50,000 shares of Class B common stock issued, outstanding and eligible to be voted at the meeting, 50,000 shares, representing 3,243,504,790 votes, were represented in person or by proxy at the meeting. Two matters were submitted to a vote of the shareholders at the meeting.

     ELECTION OF ONE CLASS A/CLASS B DIRECTOR. The holders of the Class A common stock and the Class B common stock voting together elected Ronald L. Nelson as the Class A/Class B director, to hold office for a term of one year. The voting results are set forth below:

                  NOMINEE                      FOR                  WITHHELD
                  -------                      ---                  --------
          Ronald L. Nelson                3,434,472,999            1,067,137

     ELECTION OF SIX CLASS B DIRECTORS. The Class B common stock holder elected six Class B directors to the Board of Directors, each to hold office for a term of one year. The voting results are set forth below:

                 NOMINEE                       FOR                  WITHHELD
                 -------                       ---                  --------
           Paul G. Allen                  3,243,504,790                 0
           Marc B. Nathanson              3,243,504,790                 0
           Nancy B. Peretsman             3,243,504,790                 0
           William D. Savoy               3,243,504,790                 0
           Steven A. Schumm               3,243,504,790                 0
           Howard L. Wood                 3,243,504,790                 0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) EXHIBITS

              10.2(b)(i)   Amendment No. 1 to Mutual Services Agreement, dated
                           as of June 30, 2000, by and between Charter
                           Communications, Inc. and Charter Investment, Inc. (1)

              10.34 Senior Bridge Loan Agreement, dated as of August 4, 2000, by and among Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation as borrowers and the initial lenders named therein and Morgan Stanley Senior Funding, Inc. as sole arranger, syndication agent and administrative agent. (2)

              27.1 Financial Data Schedule (supplied for the information of the Commission).*
         ---------

         *  Filed herewith.

(1) Incorporated by reference to the registration statement on Form S-1 of Charter Communications, Inc. filed on July 14, 2000.

(2) Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 14, 2000 (File No. 333-77499).


     (b) REPORTS ON FORM 8-K

         o On April 28, 2000, an amended 8-K dated February 14, 2000, was filed to present the unaudited pro forma financial statements of Charter as a result of the Bresnan acquisition completed in February 2000 (Item 2. Acquisition of Assets and Item 7. Financial Statements, Pro Forma Information and Exhibits).

         o On May 3, 2000, an 8-K dated May 3, 2000, was filed to announce first quarter 2000 financial results (Item 5. Other Items and Item
            7. Exhibits).

         o On May 26, 2000, an 8-K dated May 26, 2000, was filed to announce that Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation had extended until June 1, 2000, the offer to exchange the January 2000 Charter Holdings Notes for notes registered under the Securities Act of 1933, as amended (Item 5. Other Items and Item 7. Exhibits).

         o On August 3, 2000, an 8-K dated August 2, 2000, was filed to announce second quarter 2000 financial results (Item 5. Other Items and Item 7. Exhibits).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CHARTER COMMUNICATIONS, INC.,
                             registrant


Dated August 14, 2000        By:  /s/ Kent D. Kalkwarf
                                  -----------------------------
                                  Name:   Kent D. Kalkwarf
                                  Title:  Executive Vice President and Chief
                                          Financial Officer (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)