Form 10-Q
period 2000-09-30
CHARTER COMMUNICATIONS INC /MO/
filed 2000-11-14
CIK 1091667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000.

                                       OR
        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From        to       .
                                               ------    ------

                        Commission File Number: 000-27927


                         [Charter Communications Logo]


                          CHARTER COMMUNICATIONS, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                     43-1857213
                --------                                     ----------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)

      12444 Powerscourt Drive - Suite 100
               St. Louis, Missouri                              63131
    ----------------------------------------                  ----------
    (Address of principal executive offices)                  (Zip Code)


                   (314) 965-0555
----------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Number of shares of Class A common stock outstanding as of November 13, 2000:  233,685,768
Number of shares of Class B common stock outstanding as of November 13, 2000:  50,000

                          CHARTER COMMUNICATIONS, INC.

              FORM 10-Q -- FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX


                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information
         ---------------------

         Item 1. Financial Statements -- Charter Communications, Inc. and Subsidiaries.             3

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                           14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                      35


Part II. Other Information
         -----------------

         Item 2.  Changes in Securities and Use of Proceeds.                                       37

         Item 4.  Submission of Matters to a Vote of Security Holders.                             37

         Item 6.  Exhibits and Reports on Form 8-K.                                                37

Signatures.                                                                                        39


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This Report includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission and include, but are not limited to:

     -    our plans to achieve growth by offering new products and services;

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

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                                                2000                 1999*
                                                                                          -----------------    ------------------
ASSETS                                                                                                  (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                               $     44,467           $    133,706
     Accounts receivable, less allowance for doubtful accounts of $10,184
         and $11,471, respectively                                                                162,346                 93,743
     Receivables from related party                                                                 4,599                     --
     Prepaid expenses and other                                                                    43,755                 35,142
                                                                                             ------------           ------------
              Total current assets                                                                255,167                262,591
                                                                                             ------------           ------------

INVESTMENT IN CABLE PROPERTIES:
     Property, plant and equipment, net of accumulated depreciation of
         $909,147 and $317,079, respectively                                                    4,681,483              3,490,573
     Franchises, net of accumulated amortization of $1,562,235 and $650,478,
         respectively                                                                          17,273,858             14,985,793
                                                                                             ------------           ------------
                                                                                               21,955,341             18,476,366
                                                                                             ------------           ------------
OTHER ASSETS                                                                                      229,935                227,550
                                                                                             ------------           ------------
                                                                                             $ 22,440,443           $ 18,966,507
                                                                                             ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                   $  1,184,476           $    706,775
     Payables to related party                                                                         --                 13,183
                                                                                             ------------           ------------
              Total current liabilities                                                         1,184,476                719,958
                                                                                             ------------           ------------

LONG-TERM DEBT                                                                                 12,167,729              8,936,455
                                                                                             ------------           ------------

DEFERRED MANAGEMENT FEES -- RELATED PARTY                                                          13,751                 21,623
                                                                                             ------------           ------------

OTHER LONG-TERM LIABILITIES                                                                       173,232                145,124
                                                                                             ------------           ------------

MINORITY INTEREST                                                                               4,385,448              5,381,331
                                                                                             ------------           ------------

REDEEMABLE SECURITIES                                                                           1,846,176                750,937
                                                                                             ------------           ------------

SHAREHOLDERS' EQUITY:
     Class A common stock; $.001 par value; 1.75 billion and 1.5 billion shares authorized, respectively; 233,685,768 and 221,740,584 shares issued
          and outstanding, respectively                                                               207                    195
     Class B common stock; $.001 par value; 750 million shares authorized;
             50,000 shares issued and outstanding                                                      --                     --
     Preferred stock; $.001 par value; 250 million shares authorized;
           no shares issued and outstanding                                                            --                     --
     Additional paid-in capital                                                                 3,322,261              3,075,694
     Accumulated deficit                                                                         (653,784)               (66,231)
     Accumulated other comprehensive income                                                           947                  1,421
                                                                                             ------------           ------------
                     Total shareholders' equity                                                 2,669,631              3,011,079
                                                                                             ------------           ------------
                                                                                             $ 22,440,443           $ 18,966,507
                                                                                             ============           ============


  The accompanying notes are an integral part of these consolidated statements.

--------
* Agrees with audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                    SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                                                   --------------------    --------------------
                                                                                    (UNAUDITED)
REVENUES                                                               $     838,961           $     376,189
                                                                       -------------           -------------

OPERATING EXPENSES:
     Operating, general and administrative                                   426,021                 194,716
     Depreciation                                                            312,884                  71,898
     Amortization                                                            315,222                 119,541
     Option compensation expense                                               8,116                  21,094
     Corporate expense charges -- related party                               14,055                   7,236
                                                                       -------------           -------------
                                                                           1,076,298                 414,485
                                                                       -------------           -------------

          Loss from operations                                              (237,337)                (38,296)

OTHER INCOME (EXPENSE):
     Interest expense                                                       (283,300)               (131,081)
     Interest income                                                             624                   8,241
     Other, net                                                               (3,451)                 (3,017)
                                                                       -------------           -------------
                                                                            (286,127)               (125,857)
                                                                       -------------           -------------

          Loss before minority interest                                     (523,464)               (164,153)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                      313,446                 164,118
                                                                       -------------           -------------

          Net loss                                                     $    (210,018)          $         (35)
                                                                       =============           =============

LOSS PER COMMON SHARE, basic and diluted                               $       (0.93)          $       (0.70)
                                                                       =============           =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted            224,965,289                  50,000
                                                                       =============           =============














  The accompanying notes are an integral part of these consolidated statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             NINE MONTHS                   NINE MONTHS
                                                                                ENDED                         ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                                 2000                          1999
                                                                          -----------------             -----------------
                                                                                           (UNAUDITED)
REVENUES                                                                    $   2,355,345                $     845,182
                                                                            -------------                -------------

OPERATING EXPENSES:
     Operating, general and administrative                                      1,204,334                      436,057
     Depreciation                                                                 862,672                      150,626
     Amortization                                                                 915,221                      290,765
     Option compensation expense                                                   34,205                       59,288
     Corporate expense charges -- related party                                    41,570                       18,309
                                                                            -------------                -------------
                                                                                3,058,002                      955,045
                                                                            -------------                -------------

          Loss from operations                                                   (702,657)                    (109,863)

OTHER INCOME (EXPENSE):
     Interest expense                                                            (765,342)                    (288,750)
     Interest income                                                                6,734                       18,326
     Other, net                                                                    (5,955)                      (7,971)
                                                                            -------------                -------------
                                                                                 (764,563)                    (278,395)
                                                                            -------------                -------------

          Loss before minority interest                                        (1,467,220)                    (388,258)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                           879,667                      388,161
                                                                            -------------                -------------

          Net loss                                                          $    (587,553)               $         (97)
                                                                            =============                =============

LOSS PER COMMON SHARE, basic and diluted                                    $       (2.63)               $       (1.94)
                                                                            =============                =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted                 222,997,913                       50,000
                                                                            =============                =============





















  The accompanying notes are an integral part of these consolidated statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        NINE MONTHS             NINE MONTHS
                                                                                            ENDED                   ENDED
                                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                                             2000                    2000
                                                                                    ---------------------    --------------------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                           $  (587,553)               $       (97)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:

         Minority interest in loss of subsidiary                                           (879,667)                  (388,161)
         Depreciation and amortization                                                    1,777,893                    441,391
         Option compensation expense                                                         34,205                     59,288
         Non-cash interest expense                                                          126,478                     73,822
     Changes in assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                                (85,249)                    (2,358)
         Prepaid expenses and other                                                          14,159                    (11,665)
         Accounts payable and accrued expenses                                              495,810                     74,556
         Receivables from/payables to related party, including deferred
          management fees                                                                   (42,003)                    19,922
     Other operating activities                                                               2,324                     (1,087)
                                                                                        -----------                -----------
               Net cash provided by operating activities                                    856,397                    265,611
                                                                                        -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                          (1,854,105)                  (385,301)
     Payments for acquisitions, net of cash acquired                                     (1,132,509)                (2,710,842)
     Loan to Marcus Cable Holdings, LLC                                                          --                 (1,680,142)
     Investments                                                                            (14,888)                        --
     Other investing activities                                                              (7,176)                   (11,106)
                                                                                        -----------                -----------
               Net cash used in investing activities                                     (3,008,678)                (4,787,391)
                                                                                        -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of long-term debt, including  proceeds from Charter
       Holdings Notes                                                                     5,551,303                  6,464,188
     Repayments of long-term debt                                                        (3,437,008)                (2,519,340)
     Payments for debt issuance costs                                                       (62,848)                  (107,562)
     Capital lease obligations                                                               11,595                         --
     Capital contributed to subsidiary                                                           --                  1,144,290
     Distributions to Charter Investment                                                         --                    (14,786)
     Payment to related party                                                                    --                    (20,000)
     Other financing activities                                                                  --                       (400)
                                                                                        -----------                -----------
               Net cash provided by financing activities                                  2,063,042                  4,946,390
                                                                                        -----------                -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (89,239)                   424,610
CASH AND CASH EQUIVALENTS, beginning of period                                              133,706                      9,573
                                                                                        -----------                -----------


CASH AND CASH EQUIVALENTS, end of period                                                $    44,467                $   434,183
                                                                                        ===========                ===========


CASH PAID FOR INTEREST                                                                  $   453,742                $   136,626
                                                                                        ===========                ===========
NON-CASH TRANSACTIONS:
     Transfer of net assets of Marcus Cable Holdings, LLC to the Company                $        --                $ 1,252,370
                                                                                        ===========                ===========

     Issuances of equity as payment for acquisitions                                    $ 1,184,698                $   314,022
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

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

CHARTER COMMUNICATIONS, INC.

On July 22, 1999, Charter Investment, Inc. (Charter Investment), a company controlled by Paul G. Allen, formed a wholly owned subsidiary, Charter Communications, Inc. (Charter) with a nominal initial investment.


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

Prior to November 12, 1999, Charter Holdco was owned 100% by Charter Investment and Vulcan Cable III Inc., both entities controlled by Mr. Allen. Since November 12, 1999, Mr. Allen has controlled Charter through his ownership of all of the high vote Class B common stock, and Charter has controlled Charter Holdco through its ownership of all the voting interests and its role as the sole manager of Charter Holdco. Charter's purchase on November 12, 1999 of 50,000 membership units of Charter Holdco, representing an economic interest of less than 1%, was accounted for as a reorganization of entities under common control similar to a pooling of interests. For financial reporting purposes, these membership units are considered held by Charter effective December 23, 1998, the date Mr. Allen was first deemed to control Charter Holdco. Accordingly, Charter Holdco's results of operations for the three months and nine months ended September 30, 1999, are included in the accompanying consolidated statements of operations.

Charter is a holding company whose primary asset at September 30, 2000 is a 40.8% controlling equity interest in Charter Holdco. Charter, Charter Holdco and its subsidiaries are collectively referred to as the "Company" herein. All material intercompany transactions and balances have been eliminated in consolidation.


The Company owns and operates cable systems serving approximately 6.3 million customers. The Company currently offers customers a full array of traditional cable television services and advanced bandwidth services such as digital television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high-speed cable modems, and video-on-demand.

LOSS PER COMMON SHARE

For purposes of the loss per common share calculation for the three months and nine months ended September 30, 1999, Mr. Allen's 50,000 shares of high vote Class B common stock are considered to be outstanding for the entire periods. Basic loss per common share is computed by dividing the net loss by 50,000 shares for the three months and nine months ended September 30, 1999, and by 224,965,289 and 222,997,913 shares for the three months and nine months ended September 30, 2000, respectively, which represent the weighted-average common shares outstanding during those periods. Diluted loss per common share equals basic loss per common share for the periods presented, as the effect of stock options is anti-dilutive because the Company generated net losses. All membership units of Charter Holdco are exchangeable on a one-for-one basis into common stock of Charter at the option of the holders. Should the holders exchange their units for shares, the effect would be anti-dilutive on the loss per common share calculation.

2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

3.   ACQUISITIONS

On February 14, 2000, Charter Holdco and Charter Communications Holdings, LLC (Charter Holdings), a wholly owned subsidiary of Charter Holdco, completed the acquisition of Bresnan Communications Company Limited Partnership (Bresnan). The acquired Bresnan cable systems are primarily located in Michigan, Minnesota, Wisconsin and Nebraska.

The purchase price for Bresnan was $3.1 billion and was comprised of $1.1 billion in cash, $384.6 million of equity (14.8 million Class C common membership units) in Charter Holdco and $629.5 million of equity (24.2 million Class A preferred membership units) in CC VIII, LLC (CC VIII), a subsidiary of Charter Holdings, and $963.3 million in assumed debt. All of the membership units received by the sellers are exchangeable on a one-for-one basis for shares of Class A common stock of Charter. The holders of the Class A preferred membership units are entitled to a 2% annual return. The Bresnan sellers who acquired Class C common membership units of Charter Holdco and Class A preferred membership units in CC VIII may have rescission rights against Charter Holdco and Charter arising out of possible violations of Section 5 of the Securities Act of 1933, as amended, in connection with the offers and sales of these equity interests (see Note 6). The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $2.8 billion.

On April 1, 2000, one of Charter's subsidiaries purchased a cable system from Falcon/Capital Cable Partners, L.P. (Capital Cable) and another cable system from Farmington Cablevision Company (Farmington). These cable systems are primarily located in Illinois, Indiana and Missouri. The aggregate purchase price for these acquisitions was $75.0 million in cash and was funded with borrowings from the Charter Operating Credit Facilities (see Note 4).

On September 7, 2000, Charter completed a stock-for-stock merger with Cablevision of Michigan, Inc., the owner of a cable system in Kalamazoo, Michigan. In the merger, Charter acquired all of the outstanding stock of Cablevision of Michigan in exchange for 11,173,376 shares of Charter's Class A common stock valued at approximately $170.6 million. After the merger, Charter contributed 100% of the equity interests acquired to Charter Holdco in exchange for membership units. The Kalamazoo cable system has approximately 50,700 customers at September 30, 2000.

All of the above transactions were accounted for using the purchase method of accounting, and, accordingly, the results of operations of acquired assets have been included in the financial statements from their respective dates of acquisition. The allocation of the purchase price for the Bresnan and Kalamazoo acquisitions are based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase prices and allocation will not have a material impact on the consolidated results of operations or financial position of the Company.

Summarized pro forma operating results of the Company as though all acquisitions closed since January 1, 1999, the issuance and sale of the January 2000 Charter Holdings Notes (see Note 4), drawdown of the Charter Holdings Senior Bridge Loan Facility (see Note 4) had occurred on January 1, 1999, with adjustments to give effect to amortization of franchises, interest expense, minority interest, and certain other adjustments, follows.

                                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                                  ------------------------------------     -----------------------------------
                                                      2000                 1999                 2000               1999
                                                  --------------     -----------------     ---------------    ----------------
                                                                  (in thousands, except per share amounts)
Revenues                                             $ 842,881           $ 740,090            $2,406,986         $2,187,785
Loss from operations                                  (238,047)           (104,302)             (732,474)          (351,716)
Loss before minority interest                         (540,592)           (359,417)           (1,562,299)        (1,098,424)
Net loss                                              (221,574)           (147,745)             (640,484)          (451,455)
Loss per common share, basic and diluted                 (0.95)              (0.63)                (2.75)             (1.94)

The pro forma information has been presented for comparative purposes and does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

4.   LONG-TERM DEBT

JANUARY 2000 CHARTER HOLDINGS NOTES. On January 12, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation issued notes with a principal amount of $1.5 billion. The January 2000 Charter Holdings Notes consist of $675.0 million 10.00% Senior Notes due 2009, $325.0 million 10.25% Senior Notes due 2010, and $532.0 million in aggregate principal amount at maturity of 11.75% Senior Discount Notes due 2010. The net proceeds were approximately $1.3 billion, after giving effect to discounts, commissions and expenses. The proceeds from the January 2000 Charter Holdings Notes were used to finance the repurchases of debt assumed in certain transactions, as described below.

In June 2000, Charter Holdings and Charter Communications Holdings Capital Corporation exchanged these notes for new January 2000 Charter Holdings Notes, with substantially similar terms, except that the new January 2000 Charter Holdings Notes are registered under the Securities Act of 1933, as amended, and, therefore, do not bear legends restricting their transfer.

CC V HOLDINGS, LLC AND ITS SUBSIDIARIES (COLLECTIVELY, "AVALON") NOTES. In January 2000, through change of control offers and purchases in the open market, all of the Avalon 9.375% Senior Subordinated Notes due 2008 with a principal amount of $150.0 million were repurchased for $153.7 million. In addition, also through change of control offers, $16.3 million in aggregate principal amount at maturity of the Avalon 11.875% Senior Discount Notes due 2008 was repurchased for $10.5 million. As of September 30, 2000, Avalon 11.875% notes with an aggregate principal amount of $179.8 million at maturity and an accreted value of $124.8 million remain outstanding.

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

CC VIII, LLC AND ITS SUBSIDIARIES (COLLECTIVELY, "BRESNAN") CREDIT FACILITIES. Upon the closing of the Bresnan acquisition on February 14, 2000, the then-existing Bresnan credit facilities were amended and assumed. The Bresnan credit facilities provide for borrowings of up to $900.0 million, consisting of: two term facilities, one with a principal amount of $403.0 million (Term A) and the other with a principal amount of $297.0 million (Term B), and a reducing revolving loan facility in the amount of $200.0 million. The Bresnan credit facilities provide for the amortization of the principal amount of the Term A loan facility and the reduction of the revolving loan facility beginning March 31, 2002 with a final maturity date of June 30,

2007. The amortization of the Term B loan facility is substantially "back-ended" with more than ninety percent of the principal balance due on the final maturity date of February 2, 2008. The Bresnan credit facilities also provide for an incremental facility of up to $200.0 million that is conditioned upon receipt of additional commitments from lenders. Amounts under the Bresnan credit facilities bear interest at the Base Rate or the Eurodollar Rate, as defined, plus a margin of up to 2.75%. A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of Term A and the revolving loan facility. At the closing of the Bresnan acquisition, $599.9 million was borrowed to replace the borrowings outstanding under the previous credit facilities, and an additional $31.3 million was borrowed to fund a portion of the Bresnan purchase price. As of September 30, 2000, $668.0 million was outstanding, and $232.0 million was available for borrowing.

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

CHARTER COMMUNICATIONS OPERATING, LLC CREDIT FACILITIES. In March 2000, the Charter Operating Credit Facilities were amended to increase the amount of the supplemental credit facility to $1.0 billion. In connection with this amendment, $600.0 million of the supplemental credit facility was exercised, thereby increasing the total borrowing capacity to $4.7 billion. The remaining $400.0 million of the supplemental credit facility is subject to the Company's ability to obtain additional commitments from the lenders. As of September 30, 2000, outstanding borrowings were $3.6 billion, and the unused availability was $1.1 billion.

CHARTER HOLDINGS SENIOR BRIDGE LOAN FACILITY. On August 4, 2000, Morgan Stanley Senior Funding, Inc. and others, and Charter Holdings and Charter Communications Holdings Capital Corporation entered into a senior bridge loan agreement providing for senior increasing rate bridge loans in an aggregate principal amount of up to $1.0 billion.

On August 14, 2000, the Company borrowed $1.0 billion under the senior bridge loan facility and used substantially all of the proceeds to repay a portion of the amounts outstanding under the Charter Operating and Falcon revolving credit facilities. The bridge loan initially bears interest at an annual rate of 10.21%. If this loan is not repaid within 90 days following August 14, 2000, the interest rate will increase by 1.25% at the end of such 90-day period and will increase by an additional 0.50% at the end of each additional 90-day period. Unless additional special interest is assessed, the interest rate on the bridge loan will not exceed 15% annually. If the bridge loan has not been repaid in full by August 14, 2001, then it will be converted to a term loan. The bridge loan matures one year from August 14, 2000 and upon payment of any accrued and unpaid interest shall convert to a term loan that matures on the tenth anniversary of the initial bridge loan borrowing. The term loan will bear interest at a fixed rate equal to the greater of the applicable rate of the bridge loan on the date on the conversion plus 0.50%, and the yield corresponding to the bid price on Charter Holdings 10.25% notes as of the date immediately prior to the conversion. If the term loan is not repaid within 90 days after the conversion from the bridge loan, the interest rate thereon will increase by 0.50% at the end of each 90-day period. Unless additional special interest is assessed, the interest rate on the term loan will not exceed 15% annually. The term loan will mature on the tenth anniversary of the initial senior bridge loan borrowing.

5.    MINORITY INTEREST

As of September 30, 2000, minority interest consists primarily of total members' equity of Charter Holdco ($8.3 billion) multiplied by 59.2%, the ownership percentage of Charter Holdco not owned by Charter, plus preferred equity in CC VIII held by certain Bresnan sellers, less a portion of redeemable securities (see Note 6). Gains (losses) arising from the issuance by Charter Holdco of its membership units are recorded as capital transactions, thereby increasing (decreasing) shareholders' equity and (decreasing) increasing minority interest on the accompanying consolidated balance sheets.

Changes to minority interest consist of the following (dollars in thousands):


         Balance, December 31, 1999                                                $ 5,381,331
         Minority interest in loss of subsidiary                                      (879,667)
         Equity issued to Bresnan sellers                                            1,014,110
         Equity classified as redeemable securities (26,539,746
           shares of Class A common stock)                                          (1,095,239)
         Loss on issuance of equity by Charter Holdco                                  (54,951)
         Option compensation expense                                                    20,563
         Unrealized loss on marketable securities available for sale                      (699)
                                                                                   -----------
         Balance, September 30, 2000                                               $ 4,385,448
                                                                                   ===========


6.   REDEEMABLE SECURITIES

The Company acquired Helicon I, L.P. and affiliates (Helicon) in July 1999, acquired Rifkin Acquisition Partners L.L.L.P. and InterLink Communications Partners, LLLP (collectively, "Rifkin") in September 1999, acquired Falcon Communications, L.P. (Falcon) in November 1999 and acquired Bresnan in February 2000. In connection with these acquisitions, the Rifkin, Falcon and Bresnan sellers who acquired Charter Holdco membership units or, in the case of Bresnan, additional equity interests in a subsidiary of Charter Holdings, and the Helicon sellers who acquired shares of Class A common stock in Charter's initial public offering may have rescission rights against Charter and Charter Holdco arising out of possible violations of Section 5 of the Securities Act of 1933, as amended, in connection with the offers and sales of these equity interests.

If all of these equity holders successfully exercised their possible rescission rights, Charter or Charter Holdco would become obligated to repurchase all such equity interests, and the total repurchase obligation could be as much as $1.8 billion as of September 30, 2000 (see Note 11). For financial reporting purposes, the maximum potential obligation has been excluded from shareholders' equity and minority interest and has been classified as redeemable securities (temporary equity). After one year from the dates of issuance or purchase of these equity securities (when these possible rescission rights will have expired), the Company will reclassify the respective amounts to shareholders' equity and minority interest. There is no assurance that the Company will be able to obtain capital sufficient to fund any required repurchases. This could adversely affect the Company's consolidated financial condition and results of operations.

7.   REVENUES

Revenues consist of the following (in thousands):

                                      THREE MONTHS ENDED                       NINE MONTHS ENDED
                                          SEPTEMBER 30,                            SEPTEMBER 30,
                              -----------------------------------       ---------------------------------
                                   2000                 1999                2000               1999
                              ---------------     ---------------       --------------     --------------
Basic                            $  574,348          $  264,886          $1,668,092          $  593,076
Premium                              57,465              33,260             171,432              76,036
Pay-per-view                          5,848               8,389              21,875              18,750
Digital                              25,581               1,372              49,843               2,081
Advertising sales                    53,060              19,255             128,132              42,577
Data services                        15,455               2,100              42,676               4,275
Other                               107,204              46,927             273,295             108,387
                                 ----------          ----------          ----------          ----------

                                 $  838,961          $  376,189          $2,355,345          $  845,182
                                 ==========          ==========          ==========          ==========

8.   OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating, general and administrative expenses consist of the following (in thousands):

                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                            SEPTEMBER 30,                            SEPTEMBER 30,
                                 -----------------------------------       ---------------------------------
                                       2000                 1999                2000               1999
                                 ---------------     ---------------       --------------     --------------
Programming                         $  180,919          $   85,905          $  527,379          $  193,852
General and administrative             144,969              64,068             404,478             145,124
Service                                 49,900              26,373             143,585              55,989
Marketing                               16,356              11,298              45,693              24,421
Other                                   33,877               7,072              83,199              16,671
                                    ----------          ----------          ----------          ----------

                                    $  426,021          $  194,716          $1,204,334          $  436,057
                                    ==========          ==========          ==========          ==========

9.   COMPREHENSIVE LOSS (in thousands)

Comprehensive loss was $210,032 and $35 for the three months ended September 30, 2000 and 1999, respectively; and $588,027 and $97 for the nine months ended September 30, 2000 and 1999, respectively. The Company owns common stock of WorldGate Communications, Inc. and of Motorola, Inc. that is classified as "available for sale" and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income in the accompanying consolidated balance sheets.

10.   RELATED PARTY TRANSACTIONS

In September 2000, Charter Communications Ventures, LLC, a subsidiary of Charter Holdco, entered into a joint venture with General Instrument Corporation (doing business as the Broadband Communications Sector of Motorola, Inc.), Replay TV, Inc. and Interval Research Corporation, an entity controlled by Mr. Allen, to develop and integrate digital video recording capabilities in advanced digital set-top boxes.

11.   SUBSEQUENT EVENTS

On October 19, 2000, our subsidiary, Charter Communications Ventures, LLC, entered into a stock purchase agreement pursuant to which Vulcan Ventures Inc., an entity controlled by Mr. Allen, and Charter Ventures will invest $38.0 million and $37.0 million, respectively, in exchange for 38,000 shares and 37,000 shares, respectively, of senior convertible preferred stock of High Speed Access Corp. The preferred stock will have a liquidation preference of $1,000 per share, will in general share in dividends on High Speed Access common stock on an "as converted to common stock" basis and would be convertible into common stock of High Speed Access at a conversion rate of $5.01875 per share of High Speed Access common stock, subject to certain adjustments. Vulcan Ventures and Charter Ventures will be granted certain preemptive, first refusal, registration and significant board representation rights as part of the transaction. The stock purchase agreement is subject to approval by High Speed Access shareholders. It is anticipated that the transaction will close in the fourth quarter 2000.

In October 2000, Charter completed a convertible debt offering for $650.0 million in Convertible Senior Notes due in 2005 plus an additional $100.0 million pursuant to an option granted to the initial purchasers. The Convertible Senior Notes have an annual interest rate of 5.75% and are convertible into shares of Charter's Class A common stock at $21.56 per share. The issuance and sale was made in a private placement pursuant to Rule 144A under the Securities Act. The net proceeds of this issuance were used to repay a portion of amounts outstanding under the Charter Holdings Senior Bridge Loan Facility.

In November 2000, Rifkin's, Helicon's and a portion of Falcon's possible rescission rights with a maximum potential obligation of $741.8 million expired without these parties requesting repurchase of their securities (see Note 6).

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

    INTRODUCTION

    We do not believe that our historical financial condition and results of operations are accurate indicators of future results because of certain past and pending events, including:


    (1) the merger of Marcus Cable Holdings, LLC (Marcus Holdings) with and into Charter Communications Holdings, LLC (Charter Holdings) in March 1999;

    (2) the acquisitions of Charter Communications Holdings Company, LLC (Charter Holdco) and its direct and indirect subsidiaries since January 1, 1999, including the Kalamazoo acquisition;

    (3)  the refinancing or replacement of previous credit facilities;

    (4) the purchase of publicly held notes that had been issued by several of our direct and indirect subsidiaries; and

    (5)  the allocation of losses to minority interest.


     ORGANIZATIONAL HISTORY


     In July 1999, Charter Communications, Inc. (Charter) was formed as a wholly owned subsidiary of Charter Investment, Inc. (Charter Investment). On November 12, 1999, we sold some of our equity interests to the public in an initial offering, and on that same date, we sold less than 1% of our equity interests to Paul G. Allen. We contributed substantially all of the proceeds of our initial public offering and sale to Mr. Allen to Charter Holdco, which issued membership units to us.

    GENERAL

    Charter owns and operates cable systems serving approximately 6.3 million customers. We currently offer our customers a full array of traditional cable television services and advanced bandwidth services such as digital television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high-speed cable modems. We plan to continually enhance and upgrade these services, including adding new programming and other telecommunications services such as interactive programming and telephony service.

    We are beginning to offer video-on-demand (VOD) service to some of our customers. With VOD service, customers can access hundreds of movies and other programming at any time, with digital picture quality. VOD allows customers to pause, rewind and fast-forward programs. They can also stop a program and resume watching it several hours later during the rental period. VOD service requires the use of a digital set-top converter and is offered as a standard feature of our digital service packages. Generally, customers pay for VOD on a per-selection basis.

    We have entered into an agreement to offer VOD to the Los Angeles and Atlanta areas and other future markets with DIVA Systems Corporation, a company providing interactive VOD products and services to the cable industry. DIVA will provide us with hardware, software, programming and operational support as part of this agreement. We worked with DIVA for over a year on a VOD trial with 7,000 customers in our Gwinnett County, Georgia cable system. VOD has now been launched in this North Atlanta system, and every digital customer there can receive VOD service. In addition, we completed a launch of VOD technology to about 167,000 homes in the Pasadena area of the Los Angeles area in October 2000 with a planned rollout to 275,000 homes by year-end. We plan on launching VOD service to additional markets in 2001.

    We expect to be able to offer cable telephony services in the next twelve to eighteen months in selected markets using our systems' direct, two-way connections to homes and other buildings. We are exploring technologies using Internet protocol telephony, as well as traditional switching technologies that are currently available, to transmit digital voice signals over our systems. AT&T and other telephone companies have already begun to pursue strategic partnering and other programs which make it attractive for us to acquire and develop this alternative Internet protocol technology. For the last two years, we have sold telephony services as a competitive access provider in the state of Wisconsin through one of our subsidiaries and are currently looking to expand our services as a competitive access provider into other states.

    The following statistics for September 30, 2000 and September 30, 1999, are actual; the statistics for December 31, 1999, are pro forma for acquisitions completed since that date, including the Bresnan and Kalamazoo acquisitions.

                                                       ACTUAL                 PRO FORMA                  ACTUAL
                                                 SEPTEMBER 30, 2000       DECEMBER 31, 1999        SEPTEMBER 30, 1999
                                                 ------------------       -----------------        ------------------
CABLE TELEVISION
Homes Passed                                          10,160,200                  9,970,000                 5,540,700
Basic Customers                                        6,318,300                  6,193,700                 3,425,700
Basic Penetration                                          62.2%                      62.1%                     61.8%
Premium Subscriptions                                  4,426,200                  3,144,500                 2,039,000
Premium Penetration                                        70.1%                      50.8%                     59.5%
Average Monthly Revenue per
    Basic Customer (quarter)                              $44.26                     $41.13                    $36.60


DIGITAL VIDEO
Homes Passed                                           7,568,000                  4,675,000                   897,600
Digital Customers                                        653,800                    155,400                    28,600
Penetration                                                 8.6%                       3.3%                      3.2%
Digital Converters Deployed                              807,900                    176,600                    35,300

DATA SERVICES
Homes Passed                                           4,580,400                  4,422,000                 2,589,000
Data Customers                                           184,600                     84,400                    21,900
Penetration                                                 4.0%                       1.9%                      0.8%

TELEVISION-BASED INTERNET ACCESS
Homes Passed                                             463,700                    429,000                   429,000
Customers                                                 10,100                      7,100                     6,200
Penetration                                                 2.2%                       1.7%                      1.4%

    ACQUISITIONS

    The following table sets forth information on our acquisitions in 1999:


                                                                              PURCHASE PRICE,
                                                                              INCLUDING DEBT          CUSTOMERS
                                                               ACQUISITION        ASSUMED               AS OF
                                                                   DATE        (IN MILLIONS)     SEPTEMBER 30, 2000
                                                                   ----        -------------     ------------------
     Renaissance Media Group LLC                                   4/99      $          459              135,100
     American Cable Entertainment, LLC                             5/99                 240               68,700
     Cable systems of Greater Media Cablevision, Inc.              6/99                 500              176,800
     Helicon Partners I, L.P. and affiliates                       7/99                 550              173,200
     Vista Broadband Communications, L.L.C.                        7/99                 126               26,700
     Cable system of Cable Satellite of South Miami, Inc.          8/99                  22                8,000
     Rifkin Acquisition Partners, L.L.L.P. and
        InterLink Communications Partners, LLLP                    9/99               1,460              463,000
     Cable systems of InterMedia Capital Partners IV, L.P.                             873+              415,300
        InterMedia Partners and affiliates (InterMedia)            10/99       systems swap             (142,000)(a)
                                                                                                ----------------
                                                                                                         273,300
     Cable systems of Fanch Cablevision L.P. and affiliates        11/99              2,400              535,600
     Falcon Communications, L.P.                                   11/99              3,481              977,200
     Avalon Cable of Michigan Holdings, Inc. (Avalon)              11/99                832              270,800
                                                                             --------------     ----------------
          Total                                                              $       10,943            3,108,400
                                                                             ==============     ================

-------

(a) As part of the October 1999 transaction with InterMedia we agreed to swap some of our non-strategic cable systems located in Indiana, Montana, Utah and northern Kentucky, representing 142,000 basic customers. We transferred cable systems with 112,000 customers to InterMedia in connection with this swap in October 1999. The remaining cable system, with customers totaling 30,000, was transferred in March 2000 after receipt of the necessary regulatory approvals. This swap is reflected in its entirety in the 1999 acquisition table above.

     In addition, in April 1999, Marcus Holdings was merged into Charter Holdings, and the operating subsidiaries of Marcus Holdings and all of the cable systems they owned came under the ownership of Charter Holdings. As of September 30, 2000, Marcus Holdings had 1,006,000 customers.

    The following table sets forth information on acquisitions since January 1, 2000:

                                                               PURCHASE PRICE,
                                                               INCLUDING DEBT         CUSTOMERS
                                                 ACQUISITION       ASSUMED              AS OF
                                                     DATE       (IN MILLIONS)    SEPTEMBER 30, 2000
                                                     ----       -------------    ------------------

       Cable system of Interlake
         Cablevision Enterprises, LLC (ICE)          1/00                $  13                  6,000
       Bresnan                                       2/00                3,100                695,100
       Cable systems of Falcon/Capital
         Cable Partners, L.P. (Capital Cable)        4/00                   60                 23,200
       Cable system of Farmington
         Cablevision Company (Farmington)            4/00                   15                  5,700
       Cablevision of Michigan, Inc.
         (Kalamazoo)                                 9/00                  173                 50,700
                                                                       -------                -------
       Total                                                           $ 3,361                780,700
                                                                       =======                =======

     Effective January 31, 2000, Charter Holdings acquired the ICE cable system from former affiliates of Avalon using available cash.

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

     The $75.0 million aggregate purchase price for the acquisitions of cable systems from Capital Cable and Farmington was funded with borrowings from the Charter Operating Credit Facilities (as defined herein).

     On September 7, 2000, Charter completed a stock-for-stock merger with Cablevision of Michigan, Inc., the owner of a cable system in Kalamazoo, Michigan. In the merger, Charter acquired all of the outstanding stock of Cablevision of Michigan in exchange for 11,173,376 shares of Charter's Class A common stock valued at approximately $170.6 million. For financial reporting purposes, the Kalamazoo transaction was accounted for using the purchase method of accounting. After the merger, Charter contributed 100% of the equity interest acquired to Charter Holdco in exchange for membership units.

    OVERVIEW OF OPERATIONS

    Approximately 85% and 87% of our historical revenues for the three months and nine months ended September 30, 2000, respectively, are attributable to monthly subscription fees charged to customers for our basic, expanded basic, premium and digital cable television programming services, Internet access through television-based service, dial-up telephone modems and high-speed cable modem service, equipment rental and ancillary services provided by our cable systems. In addition, we derive other revenues from installation and reconnection fees charged to customers to commence or reinstate service, pay-per-view programming, where users are charged a fee for individual programs requested, advertising revenues and commissions related to the sale of merchandise by home shopping services.

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

    One of these services is digital cable, which provides customers with additional programming options. During the first nine months of 2000, we added an average of 12,800 digital customers per week compared to our original estimate of 10,000 customers per week throughout the year. During the third quarter of 2000, we added approximately 21,400 digital customers per week and we anticipate similar results for the remaining quarter. This success was largely due to an innovative promotion conducted in July and August.

    We are also offering high-speed Internet access to the World Wide Web via cable modems. The number of customers signing up for our high-speed Internet access service also continues to increase. As of the end of the third quarter of 2000, we served approximately 184,600 data customers compared to approximately 65,000 at the end of last year. Throughout the first three quarters of the year we have added an average of 2,570 customers per week, ahead of our original goal of averaging 2,500 new customers each week throughout the year.

    In addition, we are launching VOD service in certain systems. Our television-based Internet access allows us to offer users TV-based e-mail and other Internet service. Finally, we continue to work together with several companies in a field trial of telephony.

    Our expenses primarily consist of operating costs, general and administrative expenses, depreciation and amortization expense, interest expense and corporate expense charges. Operating costs primarily include programming costs, cable service related expenses, marketing and advertising costs, franchise fees and expenses related to customer billings. Programming costs accounted for approximately 42% and 44% of our operating, general and administrative expenses for the three months and nine months ended September 30, 2000, respectively. Programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to customers and increased cost to purchase cable programming due to inflation and other factors affecting the cable television industry. As we continue to upgrade and rebuild our cable systems, additional channel capacity will be available resulting in increased programming costs. In each year we have operated, our costs to acquire programming have exceeded customary inflationary increases. Significant factors with respect to increased programming costs are the rate increases and surcharges imposed by national and regional sports networks directly tied to escalating costs to acquire programming for professional sports packages in a competitive market. We benefited in the past from our membership in an industry cooperative that provided members with volume discounts from programming networks. This industry cooperative no longer exists. However, our increased size is believed to give us substantially equivalent buying power. Also, we have been able to negotiate favorable terms with premium networks in conjunction with the premium packages we offer, which has minimized the impact on margins and provided substantial volume incentives to grow the premium category. Although we believe that we will be able to pass future increases in programming costs through to customers, there can be no assurance that we will be able to do so.


    General and administrative expenses primarily include system level management and administrative personnel, and expenditures primarily related to professional fees, copyright licensing fees and property taxes. Depreciation and amortization expense primarily relates to the depreciation of our tangible assets and the amortization of our franchise costs both of which increase after the closing of acquisitions. Corporate expense charges are fees paid or charges for management services. Pursuant to a mutual services agreement between Charter and Charter Investment, each entity leases the necessary personnel and provides services to the other in order to manage Charter Holdco and to manage and operate the cable systems owned by its subsidiaries. We record actual expenses incurred by Charter Investment on our behalf. All expenses and costs incurred by Charter Investment with respect to the services provided are paid by us. Our credit facilities limit the amount of such reimbursements.


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

    RESULTS OF OPERATIONS

    The following discusses the results of operations for:

    (1) Charter, comprised of the Charter companies (Charter Communications Properties Holdings, LLC, CCA Group, and CharterComm Holdings, LLC) and the following for the three months and nine months ended September 30, 1999:

         - Marcus Holdings for the period from March 31, 1999, the date Mr. Allen acquired voting control, through September 30, 1999;

         - Renaissance Media Group LLC for the period from April 30, 1999, the acquisition date, through September 30, 1999;

         - American Cable Entertainment, LLC for the period from May 7, 1999, the acquisition date, through September 30, 1999;

         - Cable systems of Greater Media Cablevision, Inc. for the period from June 30, 1999, the acquisition date, through September 30, 1999;

         - Helicon Partners I, LP and affiliates for the period from July 30, 1999, the acquisition date, through September 30, 1999;

         - Vista Broadband Communications, LLC for the period from July 30, 1999, the acquisition date, through September 30, 1999;

         - Cable system of Cable Satellite of South Miami, Inc. for the period from August 4, 1999, the acquisition date, through September 30, 1999; and

         - Rifkin Acquisition Partners, LLLP and InterLink Communications Partners, LLLP for the period from September 13, 1999, the acquisition date, through September 30, 1999.

    (2) Charter, comprised of the Charter companies, all acquisitions closed during 1999 and the following for the three months and nine months ended September 30, 2000:

         - ICE from January 31, 2000, the acquisition date, through September 30, 2000;

         - Bresnan from February 14, 2000, the acquisition date, through September 30, 2000;

         - Cable system of Farmington from April 1, 2000, the acquisition date, through September 30, 2000;

         - Cable system of Capital Cable from April 1, 2000, the acquisition date, through September 30, 2000; and

         - Kalamazoo from September 7, 2000, the acquisition date, through September 30, 2000.

    Since January 1, 1999, Charter, Charter Holdco and Charter Holdings have closed numerous acquisitions. In addition, Charter Holdings merged with Marcus Holdings effective in April 1999. As of September 30, 2000, our cable systems served approximately 400% more customers than we served as of December 31, 1998. Thus, amounts for the three months and nine months ended September 30, 2000 are not comparable to those for the three months and nine months ended September 30, 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    The following table sets forth the percentages of revenues that items in the statements of operations constitute for the indicated periods (dollars in thousands, except per share data):

                                                                    THREE MONTHS                              THREE MONTHS
                                                                       ENDED                                     ENDED
                                                               SEPTEMBER 30, 2000                        SEPTEMBER 30, 1999
                                                        ---------------------------------         --------------------------------
                                                           AMOUNT                    %               AMOUNT                     %
                                                           ------                    -               ------                     -
STATEMENTS OF OPERATIONS:
Revenues .....................................          $   838,961                100.0%         $   376,189                100.0%
                                                        -----------            ----------         -----------            ----------
Operating expenses:
  Operating ..................................              281,052                 33.5%             130,648                 34.7%
  General and administrative .................              144,969                 17.3%              64,068                 17.0%
  Depreciation ...............................              312,884                 37.3%              71,898                 19.1%
  Amortization ...............................              315,222                 37.6%             119,541                 31.9%
  Option compensation expense ................                8,116                  1.0%              21,094                  5.6%
  Corporate expense charges ..................               14,055                  1.7%               7,236                  1.9%
                                                        -----------            ----------         -----------            ----------
Total operating expenses .....................            1,076,298                128.3%             414,485                110.2%
                                                        -----------            ----------         -----------            ----------
Loss from operations .........................             (237,337)               (28.3%)            (38,296)               (10.2%)
Interest expense .............................             (283,300)               (33.8%)           (131,081)               (34.8%)
Interest income ..............................                  624                  0.1%               8,241                  2.2%
Other income (expense)........................               (3,451)                (0.4%)             (3,017)                (0.8%)
                                                        -----------            ----------         -----------            ----------
Loss before minority interest ................             (523,464)               (62.4%)           (164,153)               (43.6%)
Minority interest in loss of subsidiary ......              313,446                 37.4%             164,118                 43.6%
                                                        -----------            ----------         -----------            ----------
Net loss .....................................          $  (210,018)               (25.0%)        $       (35)                   --
                                                        ===========            ==========         ===========            ==========
Loss per common share, basic and
  diluted ....................................          $     (0.93)                              $    (0.70)
                                                        ===========                               ===========

    REVENUES. Revenues increased by $462.8 million, from $376.2 million for the three months ended September 30, 1999, to $839.0 million for the three months ended September 30, 2000. The increase in revenues primarily resulted from acquisitions.

    OPERATING COSTS. Operating costs increased by $150.4 million, from $130.6 million for the three months ended September 30, 1999, to $281.1 million for the three months ended September 30, 2000. This increase was due primarily to acquisitions.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased by $80.9 million, from $64.1 million for the three months ended September 30, 1999, to $145.0 million for the three months ended September 30, 2000. This increase was due primarily to acquisitions.

    DEPRECIATION. Depreciation expense increased by $241.0 million, from $71.9 million for the three months ended September 30, 1999, to $312.9 million for the three months ended September 30, 2000. This increase was due primarily to acquisitions. In addition, capital expenditures for system upgrades have increased, resulting in greater property, plant and equipment balances and a corresponding increase in depreciation expense.

    AMORTIZATION. Amortization expense increased by $195.7 million, from $119.5 million for the three months ended September 30, 1999, to $315.2 million for the three months ended September 30, 2000. This increase was due primarily to franchises acquired.

    OPTION COMPENSATION EXPENSE. Option compensation expense decreased by $13.0 million, from $21.1 million for the three months ended September 30, 1999, to $8.1 million for the three months ended September 30, 2000. This expense results from granting options to employees prior to Charter's initial public offering at exercise prices less than the estimated fair values of the underlying membership units at time of grant, resulting in compensation expense being accrued over the vesting period of each grant.

    CORPORATE EXPENSE CHARGES. Corporate expense charges increased by $6.8 million, from $7.2 million for the three months ended September 30, 1999, to $14.1 million for the three months ended September 30, 2000. The increase was primarily the result of increased costs incurred by the manager due to the Company's growth from acquisitions.

    INTEREST EXPENSE. Interest expense increased by $152.2 million, from $131.1 million for the three months ended September 30, 1999, to $283.3 million for the three months ended September 30, 2000. This increase resulted primarily from interest on debt used to finance acquisitions.

    INTEREST INCOME. Interest income decreased by $7.6 million, from $8.2 million for the three months ended September 30, 1999, to $0.6 million for the three months ended September 30, 2000. This decrease is attributed to the fact that we had more excess cash for investment in 1999 (resulting from required credit facilities drawdowns and the issuance and sale of the March 1999 Charter Holdings notes) as compared to the amount available in 2000 (resulting from the issuance and sale of the January 2000 Charter Holdings notes prior to completing the change of control offers described herein).

    OTHER INCOME (EXPENSE). Other expense increased by $0.4 million, from $3.0 million of expense for the three months ended September 30, 1999, to $3.5 million of expense for the three months ended September 30, 2000.

    MINORITY INTEREST. Minority interest is $164.1 million for the three months ended September 30, 1999, and $313.4 million for the three months ended September 30, 2000. The minority interest represents the ownership in Charter Holdco by entities other than Charter. For financial reporting purposes, 50,000 of the membership units Charter Holdco previously issued to companies controlled by Mr. Allen are considered held by Charter since December 24, 1998.

    NET LOSS. Net loss increased by $210.0 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase in revenues that resulted from acquisitions was not sufficient to offset the increased expenses (including depreciation and amortization) associated with the acquired systems.

    LOSS PER COMMON SHARE. The loss per common share increased by $0.23, from $0.70 per common share for the three months ended September 30, 1999, to $0.93 per common share for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     The following table sets forth the percentages of revenues that items in the statements of operations constitute for the indicated periods (dollars in thousands, except per share data):

                                                            NINE MONTHS                             NINE MONTHS
                                                               ENDED                                   ENDED
                                                       SEPTEMBER 30, 2000                      SEPTEMBER 30, 1999
                                                 ------------------------------        ---------------------------------
                                                    AMOUNT                 %               AMOUNT                   %
                                                    ------                 --              ------                   --
STATEMENTS OF OPERATIONS:
Revenues ..............................          $ 2,355,345             100.0%         $   845,182               100.0%
                                                 -----------         ----------         -----------           ----------
Operating expenses:
  Operating ...........................              799,856              34.0%             290,933                34.4%
  General and administrative ..........              404,478              17.2%             145,124                17.2%
  Depreciation ........................              862,672              36.6%             150,626                17.8%
  Amortization ........................              915,221              38.9%             290,765                34.4%
  Option compensation expense .........               34,205               1.5%              59,288                 7.0%
  Corporate expense charges ...........               41,570               1.8%              18,309                 2.2%
                                                 -----------         ----------         -----------           ----------
Total operating expenses ..............            3,058,002             129.8%             955,045               113.0%
                                                 -----------         ----------         -----------           ----------
Loss from operations ..................             (702,657)            (29.8%)           (109,863)              (13.0%)
Interest expense ......................             (765,342)            (32.5%)           (288,750)              (34.2%)
Interest income .......................                6,734               0.3%              18,326                 2.2%
Other income (expense) ................               (5,955)             (0.3%)             (7,971)               (0.9%)
                                                 -----------         ----------         -----------           ----------

Loss before minority interest .........           (1,467,220)            (62.3%)           (388,258)              (45.9%)
Minority interest in loss of subsidiary              879,667              37.3%             388,161                45.9%
                                                 -----------         ----------         -----------           ----------
Net loss ..............................          $  (587,553)            (24.9%)        $       (97)                  --
                                                 ===========         ==========         ===========           ==========
Loss per common share, basic and
  diluted .............................          $     (2.63)                           $     (1.94)
                                                 ===========                            ===========

    REVENUES. Revenues increased by $1,510.1 million, from $845.2 million for the nine months ended September 30, 1999, to $2,355.3 million for the nine months ended September 30, 2000. The increase in revenues primarily resulted from acquisitions.

    OPERATING COSTS. Operating costs increased by $508.9 million, from $290.9 million for the nine months ended September 30, 1999, to $799.9 million for the nine months ended September 30, 2000. This increase was due primarily to acquisitions.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased by $259.4 million, from 145.1 million for the nine months ended September 30, 1999, to $404.5 million for the nine months ended September 30, 2000. This increase was due primarily to acquisitions.

    DEPRECIATION. Depreciation expense increased by $712.0 million, from $150.6 million for the nine months ended September 30, 1999, to $862.7 million for the nine months ended September 30, 2000. This increase was due primarily to acquisitions. In addition, capital expenditures for system upgrades have increased, resulting in greater property, plant and equipment balances and a corresponding increase in depreciation expense.

    AMORTIZATION. Amortization expense increased by $624.5 million, from $290.8 million for the nine months ended September 30, 1999, to $915.2 million for the nine months ended September 30, 2000. This increase was due primarily to franchises acquired.

    OPTION COMPENSATION EXPENSE. Option compensation expense decreased by $25.1 million, from $59.3 million for the nine months ended September 30, 1999, to $34.2 million for the nine months ended September 30, 2000. This expense results from granting options to employees prior to Charter's initial public offering at exercise prices less than the estimated fair values of the underlying membership units at time of grant, resulting in compensation expense being accrued over the vesting period of each grant.

    CORPORATE EXPENSE CHARGES. Corporate expense charges increased by $23.3 million, from $18.3 million for the nine months ended September 30, 1999, to $41.6 million for the nine months ended September 30, 2000. The increase was primarily the result of increased costs incurred by the manager due to the Company's growth from acquisitions.

    INTEREST EXPENSE. Interest expense increased by $476.6 million, from $288.8 million for the nine months ended September 30, 1999, to $765.3 million for the nine months ended September 30, 2000. This increase resulted primarily from interest on debt used to finance acquisitions.

    INTEREST INCOME. Interest income decreased by $11.6 million, from $18.3 million for the nine months ended September 30, 1999, to $6.7 million for the nine months ended September 30, 2000. This decrease is attributed to the fact that we had more excess cash for investment in 1999 (resulting from required credit facilities drawdowns and the issuance and sale of the March 1999 Charter Holdings notes) as compared to the amount available in 2000 (resulting from the issuance and sale of the January 2000 Charter Holdings notes prior to completing the change of control offers described herein).

    OTHER INCOME (EXPENSE). Other expense decreased by $2.0 million, from $8.0 million for the nine months ended September 30, 1999, to $6.0 million for the nine months ended September 30, 2000. In March 1999, the Company extinguished all then-existing long-term debt, excluding borrowings of the Company under its then-existing credit facilities, and refinanced substantially all then-existing credit facilities at various subsidiaries with a new credit facility. The excess of the amount paid over the carrying value, net of deferred financing costs, of the then-existing long-term debt was recorded in other income (expense).

    MINORITY INTEREST. Minority interest is $388.3 million for the nine months ended September 30, 1999, and $879.7 million for the nine months ended September 30, 2000. The minority interest represents the ownership in Charter Holdco by entities other than Charter. For financial reporting purposes, 50,000 of the membership units Charter Holdco previously issued to companies controlled by Mr. Allen are considered held by Charter since December 24, 1998.

    NET LOSS. Net loss increased by $587.5 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase in revenues that resulted from acquisitions was not sufficient to offset the increased expenses (including depreciation and amortization) associated with the acquired systems.

    LOSS PER COMMON SHARE. The loss per common share increased by $0.69, from $1.94 per common share for the nine months ended September 30, 1999, to $2.63 per common share for the nine months ended September 30, 2000.

    LIQUIDITY AND CAPITAL RESOURCES

    Our business requires significant cash to fund acquisitions, capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, equity contributions, borrowings under our credit facilities, and debt and equity financings.

    Our historical cash flows from operating activities were $856.4 million and $265.6 million for the nine months ended September 30, 2000 and 1999, respectively.

    INVESTING ACTIVITIES

    CAPITAL EXPENDITURES. We have substantial ongoing capital expenditure requirements. We make capital expenditures primarily to upgrade, rebuild and expand our cable systems, as well as for system maintenance, the development of new products and services, and digital converters. Converters are set-top devices added to a customer's television to change the frequency of the cable television signals to a viewable channel. The television is then able to tune and to allow access to premium service.

    Upgrading our cable systems will enable us to offer new products and services, including digital television, additional channels and tiers, expanded pay-per-view options, high-speed Internet access, VOD and interactive services.

     We made capital expenditures, excluding acquisitions of cable systems, of $1.9 billion and $385.3 million for the nine months ended September 30, 2000 and 1999, respectively. The majority of these capital expenditures in 2000 relate to our accelerated rebuild and upgrade program and converters, and were funded from cash flows from operations and borrowings under credit facilities.

    For the period from January 1, 2000 to December 31, 2002, we plan to spend approximately $6.4 billion for capital expenditures, approximately $3.5 billion of which will be used to upgrade and rebuild our systems to a bandwidth capacity of 550 megahertz or greater and add two-way capability, so that we may offer advanced services. The remaining $2.9 billion will be used for extensions of systems, roll-out of new products and services, converters and system maintenance. Capital expenditures for 2000 are expected to be approximately $2.7 billion, and aggregate capital expenditures for 2001 and 2002 are expected to be approximately $3.7 billion. We currently expect to finance the anticipated capital expenditures with cash generated from operations and additional borrowings under credit facilities, including a bridge loan entered into on August 4, 2000, and other debt financings. Currently, a projected $1.75 billion funding shortfall exists through late 2002, when we expect to become cash flow positive. We expect to satisfy the funding shortfall with a combination of a new high-yield debt offering and additional bank debt. We cannot be assured that these amounts will be sufficient to accomplish our planned system upgrades, expansion and maintenance, or that we can acquire necessary plant and equipment from vendors to complete these as scheduled. If we are not able to obtain amounts sufficient for our planned upgrades and other capital expenditures, it could adversely affect our ability to offer new products and services and compete effectively, and could adversely affect our growth, financial condition and results of operations. See "-- Certain Trends and Uncertainties" for further information.

    JOINT VENTURE FOR DEVELOPMENT OF DIGITAL VIDEO RECORDER SET-TOP BOX. In September 2000, Charter Communications Ventures, LLC, a subsidiary of Charter Communications Holding Company, entered into a joint venture with General Instrument Corporation (doing business as Broadband Communications Sector of Motorola, Inc.), Replay TV Inc. and Interval Research Corporation, an entity controlled by Mr. Allen, to develop and integrate digital video recording capabilities in advanced digital set-top boxes. The joint venture will focus on creating a set-top based digital video recording platform that will be designed for storing video, audio and Internet content. In connection with the formation of this joint venture, Charter Ventures contributed $3.2 million in October 2000.

    HIGH SPEED ACCESS CORP. PENDING INVESTMENT. On October 19, 2000, our subsidiary, Charter Ventures entered into a stock purchase agreement pursuant to which Vulcan Ventures Inc., an entity controlled by Mr. Allen, and Charter Ventures will invest $38.0 million and $37.0 million, respectively, in exchange for 38,000 shares and 37,000 shares, respectively, of senior convertible preferred stock of High Speed Access. The preferred stock will have a liquidation preference of $1,000 per share, will in general share in dividends on High Speed Access common stock on an "as converted to common stock" basis and would be convertible into common stock of High Speed Access at a conversion rate of $5.01875 per share of High Speed Access common stock, subject to certain adjustments. Vulcan Ventures and Charter Ventures will be granted certain preemptive, first refusal, registration and significant board representation rights as part of the transaction. The stock purchase agreement is subject to approval by High Speed Access shareholders. It is anticipated that the transaction will close in the fourth quarter 2000.

    FINANCING ACTIVITIES

    As of September 30, 2000, our total debt was approximately $12.2 billion. Our significant amount of debt may adversely affect our ability to obtain financing in the future and react to changes in our business. Our credit facilities and other debt instruments contain various financial and operating covenants that could adversely impact our ability to operate our business, including restrictions on the ability of our operating subsidiaries to distribute cash to their parents. See "-- Certain Trends and Uncertainties -- Restrictive Covenants," for further information.

     JANUARY 2000 CHARTER HOLDINGS NOTES. On January 12, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation issued notes with a principal amount of $1.5 billion. The January 2000 Charter Holdings Notes consist of $675.0 million 10.00% Senior Notes due 2009, $325.0 million 10.25% Senior Notes due 2010, and $532.0 million 11.75% Senior Discount Notes due 2010. The net proceeds were approximately $1.3 billion, after giving effect to discounts, commissions and expenses. The proceeds from the January 2000 Charter Holdings Notes were used to finance the repurchases of debt assumed in certain transactions, as described below.

      In June 2000, Charter Holdings and Charter Communications Holdings Capital Corporation exchanged these notes for new January 2000 Charter Holdings Notes, with substantially similar terms, except that the new January 2000 Charter Holdings Notes are registered under the Securities Act of 1933, as amended, and, therefore, do not bear legends restricting their transfer.

     CC V HOLDINGS, LLC AND ITS SUBSIDIARIES (COLLECTIVELY, "AVALON") NOTES. In January 2000, through change of control offers and purchases in the open market, all of the Avalon 9.375% Senior Subordinated Notes due 2008 with a principal amount of $150.0 million were repurchased for $153.7 million. In addition, also through change of control offers, $16.3 million in aggregate principal amount at maturity of the Avalon 11.875% Senior Discount Notes due 2008 was repurchased for $10.5 million. As of September 30, 2000, Avalon 11.875% notes with an aggregate principal amount of $179.8 million at maturity and an accreted value of $124.8 million remain outstanding.

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

      CC VIII, LLC AND ITS SUBSIDIARIES (COLLECTIVELY, "BRESNAN") CREDIT FACILITIES. Upon the closing of the Bresnan acquisition on February 14, 2000, the then-existing Bresnan credit facilities were amended and assumed. The Bresnan credit facilities provide for borrowings of up to $900.0 million, consisting of: two term facilities, one with a principal amount of $403.0 million (Term A) and the other with a principal amount of $297.0 million (Term
B), and a reducing revolving loan facility in the amount of $200.0 million. The Bresnan credit facilities provide for the amortization of the principal amount of the Term A loan facility and the reduction of the revolving loan facility beginning March 31, 2002 with a final maturity date of June 30, 2007. The amortization of the Term B loan facility is substantially "back-ended" with more than ninety percent of the principal balance due on the final maturity date of February 2, 2008. The Bresnan credit facilities also provide for an incremental facility of up to $200.0 million that is conditioned upon receipt of additional commitments from lenders. Amounts under the Bresnan credit facilities bear interest at the Base Rate or the Eurodollar Rate, as defined, plus a margin of up to 2.75%. A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of Term A and the revolving loan facility. At the closing of the Bresnan acquisition, $599.9 million was borrowed to replace the borrowings outstanding under the previous credit facilities, and an additional $31.3 million was borrowed to fund a portion of the Bresnan purchase price. As of September 30, 2000, $668.0 million was outstanding, and $232.0 million was available for borrowing.

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

     CHARTER COMMUNICATIONS OPERATING, LLC CREDIT FACILITIES. In March 2000, the Charter Operating Credit Facilities were amended to increase the amount of the supplemental credit facility to $1.0 billion. In connection with this amendment, $600.0 million of the supplemental credit facility was exercised, thereby increasing the total borrowing capacity to $4.7 billion. The remaining $400.0 million of the supplemental credit facility is subject to the Company's ability to obtain additional commitments from the lenders. As of September 30, 2000, outstanding borrowings were $3.6 billion, and the unused availability was $1.1 billion.

         CHARTER HOLDINGS SENIOR BRIDGE LOAN FACILITY. On August 4, 2000, Morgan Stanley Senior Funding, Inc. and other lenders, and Charter Holdings and Charter Communications Holdings Capital Corporation entered into a senior bridge loan agreement providing for senior increasing rate bridge loans in an aggregate principal amount of up to $1.0 billion.

          On August 14, 2000, the Company borrowed $1.0 billion under the senior bridge loan facility and used substantially all of the proceeds to repay a portion of the amounts outstanding under the Charter Operating and Falcon revolving credit facilities. The bridge loan initially bears interest at an annual rate of 10.21%. If this loan is not repaid within 90 days following August 14, 2000, the interest rate will increase by 1.25% at the end of such 90-day period and will increase by an additional 0.50% at the end of each additional 90-day period. Unless additional special interest is assessed, the interest rate on the bridge loan will not exceed 15% annually. If the bridge loan has not been repaid in full by August 14, 2001, then it will be converted to a term loan. The bridge loan matures one year from August 14, 2000 and upon payment of any accrued and unpaid interest shall convert to a term loan that matures on the tenth anniversary of the initial bridge loan borrowing. The term loan will bear interest at a fixed rate equal to the greater of the applicable rate of the bridge loan on the date on the conversion plus 0.50%, and the yield corresponding to the bid price on Charter Holdings 10.25% notes as of the date immediately prior to the conversion. If the term loan is not repaid within 90 days after the conversion from the bridge loan, the interest rate thereon will increase by 0.50% at the end of each 90-day period. Unless additional special interest is assessed, the interest rate on the term loan will not exceed 15% annually. The term loan will mature on the tenth anniversary of the initial senior bridge loan borrowing.

    As discussed below, a portion of the bridge loan facility was refinanced and we expect to refinance the remaining portion of the amounts outstanding with permanent financing.

    CHARTER CONVERTIBLE SENIOR NOTES. On October 25, 2000, Charter issued convertible senior notes due 2005 with a principal amount of $650.0 million. An additional $100.0 million pursuant to the underwriter's over-allotment option were issued on November 3, 2000. The Convertible Senior Notes have an annual interest rate of 5.75%, payable semi-annually, and are convertible into shares of Charter Communications, Inc.'s Class A common stock at $21.56 per share. The issuance was made in a private placement pursuant to Rule 144A of the Securities Act. The net proceeds of approximately $720.5 million were used to repay a portion of amounts outstanding under the Charter Holdings Senior Bridge Loan Facility.

    CERTAIN TRENDS AND UNCERTAINTIES

    The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report, that could materially impact our business, results of operations and financial condition.

    SUBSTANTIAL LEVERAGE. As of September 30, 2000, our total debt was approximately $12.2 billion. We anticipate incurring significant additional debt in the future to fund the expansion, maintenance and upgrade of our cable systems.

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

    VARIABLE INTEREST RATES. At September 30, 2000, approximately 40% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. At September 30, 2000, our weighted average rate on outstanding bank commitments, including the impact of interest rate hedge agreements is approximately 8.6% and approximately 9.6% on high-yield debt resulting in a blended weighted average rate of 9.1%. See discussion in Item 3.

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


    NEW SERVICES AND PRODUCTS GROWTH STRATEGY. We expect that a substantial portion of any of our future growth will be achieved through revenues from additional services. We cannot assure you that we will be able to offer new advanced services successfully to our customers or that those new advanced services will generate revenues. The amount of our capital expenditures and related roll-out of advanced services may be limited by the availability of certain equipment (in particular, digital converter boxes, cable modems and fiber optic cable) due to production capacity constraints of certain vendors and materials shortages. We continue to work with our primary vendors to address such problems and have been assured that we will have an adequate supply to meet our demand. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing.


    MANAGEMENT OF GROWTH. We have experienced rapid growth that has placed and is expected to continue to place a significant strain on our management, operations and other resources. Our future success will depend in part on our ability to continue to successfully integrate the operations acquired and to attract and retain qualified personnel. No significant severance cost was incurred in conjunction with acquisitions in 1999 and 2000. The failure to retain or obtain needed personnel or to implement management, operating or financial systems necessary to successfully integrate acquired operations or otherwise manage growth when and as needed could have a material adverse effect on our business, results of operations and financial condition.

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

    There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with access to cable plant on non-discriminatory terms. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Recently, a federal district court in Virginia and a federal circuit court in California struck down as unlawful open access requirements imposed by two different franchising authorities. The federal circuit court ruling reversed an earlier district court decision that had upheld an open access requirement. There are other instances where "open access" requirements have been imposed and judicial challenges are pending. The FCC has initiated a new proceeding to categorize cable-delivered Internet service and perhaps establish an appropriate regulatory scheme.

    POSSIBLE RESCISSION LIABILITY RIGHTS. The Rifkin and Falcon sellers who acquired Charter Holdco membership units in connection with these respective acquisitions and the Helicon sellers who acquired shares of Class A common stock in our initial public offering may have had rescission rights against Charter Holdco and us arising out of possible violations of Section 5 of the Securities Act in connection with the offers and sales of these equity interests. Any such rights expired on November 12, 2000, the one year anniversary of our initial public offering. As a result, we will reclassify such amounts, totaling $741.8 million, from redeemable securities (temporary equity) to shareholders' equity and minority interest.

    The Falcon and Bresnan sellers who acquired, upon the closing of the Bresnan acquisition in February 2000, Charter Holdco membership units, or in the case of the Bresnan sellers, additional equity interests in one of our subsidiaries, may have rescission rights against Charter Holdco and us arising out of possible violations of Section 5 of the Securities Act in connections with the offers and sales of these equity interests. If all of these equity holders successfully exercised their possible rescission rights, we or Charter Holdco would become obligated to repurchase all such equity interests, and the total repurchase obligation could be as much as approximately $1.1 billion as of November 14, 2000. For financial reporting purposes, this maximum potential obligation has been excluded from shareholders' equity and minority interest and has been classified as redeemable securities (temporary equity). After one year from the date of issuance or purchase of these equity securities (when these possible rescission rights will have expired), we will reclassify the respective amounts to shareholders' equity and minority interest. We cannot assure you that we would be able to obtain capital sufficient to fund any required repurchases. This could adversely affect our financial condition and results of operations.

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

    LOOKING FORWARD

    Our operating cash flow growth for the fourth quarter of 2000 is expected to exceed the third quarter 2000 growth rate of 20.2%. We expect to have digital service available to approximately 90% of our customers and have 900,000 digital customers by the end of this year. We expect to end the year with approximately 225,000 data customers.

    SUPPLEMENTAL UNAUDITED PRO FORMA DATA

    The following Supplemental Unaudited Pro Forma Data is based on the historical financial data of Charter. Our financial data, on a consolidated basis, is adjusted on a pro forma basis to illustrate the estimated effects of the following transactions as if they had occurred on January 1, 2000:

     - the acquisitions by Charter Communications, Inc. and its subsidiaries completed since January 1, 2000, including the Bresnan and Kalamazoo acquisitions;

     - borrowings under the Charter Holdings Senior Bridge Loan Facility and the application of a portion of such borrowings to repay a portion of the amounts outstanding under the Charter Operating and CC VIII revolving credit facilities; and

     - the repayment of a portion of the Charter Holdings Senior Bridge Loan Facility with net proceeds from the issuance and sale of the Senior Convertible Notes.

     The pro forma impact of the issuance and sale of the January 2000 Charter Holdings Notes and the impact of the Chat TV transaction (See Part II - Other Information - Item 2. Changes in Securities and Use of Proceeds for more information) are not significant and are therefore not taken into account below.

    The Supplemental Unaudited Pro Forma Data reflects the application of the principles of purchase accounting to the ICE, Bresnan, Capital Cable, Farmington and Kalamazoo acquisitions completed since January 1, 2000. The allocation of the Bresnan and Kalamazoo purchase prices is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information of intangible assets and is subject to post-closing purchase price adjustments. We believe that finalization of the purchase price allocation will not have a material impact on our results of operations or financial position.

    The Supplemental Unaudited Pro Forma Data does not purport to be indicative of what our results of operations would actually have been had the transactions described above been completed on the dates indicated or to project our results of operations for any future date.

                                                           SUPPLEMENTAL UNAUDITED PRO FORMA DATA
                                                   AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                   ------------------------------------------------------
                                                      CHARTER                   PRO FORMA
                                                 COMMUNICATIONS, INC.         ADJUSTMENTS (A)         TOTAL
                                                 --------------------         ---------------         -----
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
          STATEMENT OF OPERATIONS DATA:
          REVENUES:
          Basic.................................    $   1,668,092               $   38,186        $   1,706,278
          Premium...............................          171,432                    5,202              176,634
          Pay-per-view..........................           21,875                      480               22,355
          Digital...............................           49,843                      754               50,597
          Advertising...........................          128,132                    2,989              131,121
          Data services.........................           42,676                    1,643               44,319
          Other.................................          273,295                    2,387              275,682
                                                    -------------               ----------        -------------
            Total revenues......................        2,355,345                   51,641            2,406,986
          OPERATING EXPENSES:
          Programming...........................          527,379                   13,767              541,146
          General and administrative............          404,478                    7,837              412,315
          Service...............................          143,585                    7,208              150,793
          Marketing.............................           45,693                      572               46,265
          Other.................................           83,199                    4,027               87,226
          Depreciation..........................          862,672                   16,025              878,697
          Amortization..........................          915,221                   31,305              946,526
          Option compensation expense...........           34,205                       --               34,205
          Corporate expense charges.............           41,570                      717               42,287
                                                    -------------               ----------        -------------
            Total operating expenses............        3,058,002                   81,458            3,139,460
                                                    -------------               ----------        -------------
          Loss from operations..................         (702,657)                 (29,817)            (732,474)
          Interest expense......................         (765,342)                 (22,445)            (787,787)
          Interest income.......................            6,734                      (49)               6,685
          Other income (expense)................           (5,955)                    (137)              (6,092)
                                                    -------------               ----------        -------------
          Loss before minority interest.........       (1,467,220)                 (52,448)          (1,519,668)
          Minority interest in loss of
            subsidiary (b)......................          879,667                   16,889              896,556
                                                    -------------               ----------        -------------
          Net loss..............................    $    (587,553)              $  (35,559)       $    (623,112)
                                                    =============               ==========        =============
          Loss per common share, basic and
             diluted (c)........................                                                  $       (2.67)
                                                                                                  =============
          Weighted-average common shares
           outstanding, basic and diluted (d)...                                                    233,263,122
                                                                                                  =============
          Converted loss per common share (e)...                                                  $       (2.55)
                                                                                                  =============
          Weighted-average common shares
            outstanding-- converted (f).........                                                    596,575,345
                                                                                                  =============

          OTHER FINANCIAL DATA:
          EBITDA (g)............................    $   1,069,281               $   17,376        $   1,086,657
          EBITDA margin (h).....................             43.9%                    33.6%                43.7%
          Adjusted EBITDA (i)...................    $   1,151,011               $   18,230        $   1,169,241

          OPERATING DATA (at end of period,
            except for average):
          Homes passed (j)......................                                                     10,160,200
          Basic customers (k)...................        5,537,600                  780,700            6,318,300
          Basic penetration (l).................                                                           62.2%
          Premium units (m).....................        3,970,600                  463,800            4,426,200
          Premium penetration (n)...............             71.6%                    59.4%                70.1%
          Average monthly revenue per basic
            customer (o)........................                                                  $       42.33
----------

(a) Comprised of: (1) ICE's results of operations through January 31, 2000, the date of acquisition, Bresnan's results of operations through February 14, 2000, the date of acquisition, the results of operations of cable systems acquired by Bresnan through the respective dates of acquisition, Capital Cable's and Farmington's results of operations through April 1, 2000, the date of acquisition as well as Kalamazoo's results of operations through September 7, 2000, the date of acquisition; (2) borrowings under the Charter Holdings Senior Bridge Loan Facility and the application of a portion of such borrowings to repay a portion of the amounts outstanding under the Charter Operating and CC VIII revolving credit facilities; and
     (3) repayment of a portion of the Charter Holdings Senior Bridge Loan Facility with net proceeds from the issuance and sale of the Senior Convertible Notes.

(b) Represents the allocation of 59.2% of the net loss of Charter Holdco to the minority interest. The net loss of Charter Holdco has been increased by the accretion of dividends on the preferred membership units in a subsidiary of Charter Holdings held by certain Bresnan sellers.

(c) Basic and diluted loss per common share equals net loss divided by weighted-average common shares outstanding. Basic and diluted loss per common share assumes none of the membership units of Charter Holdco or preferred membership units in a subsidiary of Charter Holdings held by certain Bresnan sellers as of September 30, 2000, are exchanged for shares of Charter's Class A common stock, none of the Convertible Senior Notes are converted into shares of Charter's Class A common stock and none of the outstanding options to purchase membership units of Charter Holdco that are automatically exchanged for shares of Charter's Class A common stock are exercised. If the membership units were exchanged, notes converted or options exercised, the effects would be antidilutive.

(d) Represents all shares outstanding as of January 1, 2000 (195,550,000 shares), plus shares issued to the Rifkin, Falcon and Kalamazoo sellers through September 30, 2000 (37,713,122 shares).

(e) Converted loss per common share assumes all common membership units of Charter Holdco and preferred membership units in a subsidiary of Charter Holdings held by certain Bresnan sellers as of September 30, 2000, are exchanged for shares of Charter's Class A common stock. If all these shares are converted, minority interest would equal zero. Converted loss per common share is calculated by dividing loss before minority interest by the weighted-average common shares outstanding -- converted.

(f) Weighted-average common shares outstanding -- converted assumes the total common membership units in Charter Holdco totaling 339,096,474 held by Charter Investment and Vulcan Cable III Inc., both entities controlled by Mr. Allen, and 24,215,749 preferred membership units in a subsidiary of Charter Holdings held by certain Bresnan sellers are exchanged on a one-for-one basis for shares of Charter's Class A common stock. Converted loss per common share assumes no conversion of the Convertible Senior Notes and no exercise of any options.

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

    The following information presents operating results and data for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, for the cable systems owned by us as of July 1, 1999.

                                                                     FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30,                     PERCENT
                                                                 2000                           1999           VARIANCE
                                                                 ----                           ----           --------
                                                            (Dollar amounts in thousands, except average
STATEMENTS OF OPERATIONS (Unaudited)                            monthly revenue per basic customer)
Revenues:
  Basic .....................................                 $  248,690                     $  231,135
  Premium ...................................                     28,162                         29,765
  Pay-per-view ..............................                      3,356                          7,697
  Digital ...................................                     14,018                          1,134
  Advertising sales .........................                     19,773                         15,096
  Data services .............................                      7,215                          1,814
  Other .....................................                     51,338                         43,522
                                                              ----------                     ----------
     Total revenues .........................                    372,552                        330,163           12.8%
                                                              ----------                     ----------
Operating Expenses:
  Programming ...............................                     78,284                         75,855
  General and administrative ................                     64,378                         56,687
  Service ...................................                     20,216                         22,076
  Marketing .................................                      5,338                          8,623
  Other operating expenses ..................                     14,092                          7,728
                                                              ----------                     ----------
     Total operating expenses ...............                    182,308                        170,969            6.6%
                                                              ----------                     ----------
Adjusted EBITDA .............................                 $  190,244                     $  159,194           19.5%
                                                              ==========                     ==========

OPERATING DATA (Unaudited)                                   SEPTEMBER 30,                  SEPTEMBER 30,      PERCENT
                                                                 2000                           1999           VARIANCE
                                                             -------------                  -------------      --------
Homes passed ................................                  4,538,500                      4,514,400
Basic customers .............................                  2,671,000                      2,611,400            2.3%
Basic penetration ...........................                       58.9%                          57.8%
Premium units ...............................                  2,125,100                      1,653,100           28.6%
Digital video customers .....................                    332,600                         28,600
Data customers ..............................                     54,100                         21,400
Average monthly revenue per basic customer...                 $    46.49                     $    42.14           10.3%



    Revenues increased by $42.4 million, or 12.8%, when comparing the revenues for the three months ended September 30, 2000, to the results for the comparable systems for the three months ended September 30, 1999. This increase is primarily due to: rate increases for basic customers and organic growth of basic customers, both digital and data revenues rising due to the roll-out of these services, advertising revenues increasing as a result of launching advertising in new markets and increasing the number of cable channels on which advertising is sold and beginning to sell more of our ad avails inventory internally as opposed to using third parties.

    Total operating expenses increased approximately $11.3 million, or 6.6%, when comparing the operating expenses for the three months ended September 30, 2000, to the results for the same systems for the three months ended September 30, 1999. This increase is primarily due to increases in franchise fees, copyright fees and salary expenses associated with the growth of the business. Additionally, digital and data expenses increased due to the roll-out of these services and advertising expenses increased as we began to sell more of our ad avails inventory internally as opposed to using third parties.

    We experienced growth in adjusted EBITDA of approximately $31.1 million, or 19.5%, when comparing adjusted EBITDA for the three months ended September 30, 2000, to the results for the same systems for the three months ended September 30, 1999. Adjusted EBITDA margin increased from 48.2% to 51.1% when comparing the similar periods.

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

    At September 30, 2000, we had outstanding $2.0 billion, $15.0 million and $725.0 million in notional amounts of interest rate swaps, caps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure to credit loss. While swaps, caps and collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the three months and nine months ended September 30, 2000 and 1999, was not significant.

    The fair value of fixed-rate debt at September 30, 2000 was $4.2 billion. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt approximates the carrying value of $7.5 billion at September 30, 2000, since this debt bears interest at current market rates.

                           PART II. OTHER INFORMATION.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On September 7, 2000, the seller in the Kalamazoo transaction received 11,173,376 shares of Class A common stock of Charter valued at approximately $170.6 million. These shares are subject to unlimited "piggyback" registration rights and up to two "demand" registration rights. The demand registration rights must be exercised with respect to tranches of Class A common stock worth at least $25.0 million at the time of the notice of demand. The above securities were offered and sold by Charter in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act.

    On September 14, 2000, Interactive Broadcaster Services Corporation (doing business as Chat TV) received as merger consideration 472,646 shares of Class A common stock of Charter valued at approximately $7.4 million. These shares are not subject to registration rights. The above securities were offered and sold by Charter in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The owner of Charter's outstanding high vote Class B common stock voted to amend Charter's Restated Certificate of Incorporation as follows:

     - on August 31, 2000 to allow ownership and operation of the business of Chat TV;
     - on September 29, 2000 to allow membership and subscription to a joint venture for the development of a licensable reference design, development and integration of digital video recording capabilities in advanced digital set-top boxes; and
     - on October 24, 2000 to become a member of Cable Sports Southeast, LLC and a shareholder of High Speed Access.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

              3.1 Certificate of Amendment of Restated Certificate of Incorporation of Charter Communications, Inc., dated as of October 24, 2000.*

              10.34 Senior Bridge Loan Agreement, dated as of August 4, 2000, by and among Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation as borrowers and the initial lenders named therein and Morgan Stanley Senior Funding, Inc. as sole arranger, syndication agent and administrative agent. (1)

              10.35 Indenture relating to 5.75% Convertible Senior Notes due 2005, dated as of October 25, 2000, among Charter Communications, Inc. and BNY Midwest Trust Company, as trustee.*

              10.36 Registration Rights Agreement relating to 5.75% Convertible Senior Notes due 2005, dated as of October 30, 2000, among Charter Communications, Inc., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated.*

              27.1 Financial Data Schedule (supplied for the information of the Commission).*
         ---------

         *  Filed herewith.

(1) Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation on August 14, 2000 (File No. 333-77499).

(b)  REPORTS ON FORM 8-K

     - On August 3, 2000, an 8-K dated August 2, 2000 was filed reporting the announcement of second quarter 2000 financial results under Item 5 and the filing of the related press release under Item 7.

     - On September 6, 2000, an 8-K dated September 6, 2000 was filed reporting the completion of the merger of Cablevision of Michigan, Inc. with Charter under Item 5 and the filing of the related press release under Item 7.

     - On October 25, 2000, an 8-K dated October 24, 2000 was filed reporting the announcement of Charter's intent to issue Convertible Senior Notes due 2005 and the offering of $650 million of Convertible Senior Notes due 2005 in a private placement under Rule 144A under Item 5 and the filing of the related press release under Item 7.

     - On November 2, 2000, an 8-K dated November 1, 2000 was filed reporting the announcement of third quarter 2000 financial results under Item 5 and the filing of the related press release under Item 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHARTER COMMUNICATIONS, INC.,
                                 registrant


Dated November 13, 2000          By:  /s/ Kent D. Kalkwarf
                                     ---------------------------
                                     Name:   Kent D. Kalkwarf
                                     Title:  Executive Vice President and Chief
                                             Financial Officer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)