Form 10-K
period 2000-12-31
CHARTER COMMUNICATIONS INC /MO/
filed 2001-03-06
CIK 1091667

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSACTION PERIOD FROM                TO
                          COMMISSION FILE NUMBER: 000-27927

                            CHARTER COMMUNICATIONS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                  43-1857213
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

   12444 POWERSCOURT DRIVE -- SUITE 100
           ST. LOUIS, MISSOURI                               63131
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                 (314) 965-0555
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     CLASS A COMMON STOCK, $.001 PAR VALUE
                    5.75% CONVERTIBLE SENIOR NOTES DUE 2005

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the registrant of outstanding Class A Common Stock held by non-affiliates of the registrant at January 31, 2001 was approximately $4.29 billion, computed based on the closing sale price as quoted on the NASDAQ National Market System on that date. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder of the registrant are deemed to be affiliates of the registrant.

     There were 233,718,422 shares of Class A Common Stock outstanding as of January 31, 2001. There were 50,000 shares of Class B Common Stock outstanding as of the same date.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CHARTER COMMUNICATIONS, INC.

               FORM 10-K -- FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    4
Item 2.   Properties..................................................   27
Item 3.   Legal Proceedings...........................................   27
Item 4.   Submission of Matters to a Vote of Security Holders.........   28

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   29
Item 6.   Selected Financial Data.....................................   30
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   30
Item 7.a  Quantitative and Qualitative Disclosure about Market Risk...   51
Item 8.   Financial Statements and Supplementary Data.................   52
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   52

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   52
Item 11.  Executive Compensation......................................   53
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   53
Item 13.  Certain Relationships and Related Transactions..............   53

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   53
SIGNATURES............................................................   65

     This Annual Report on Form 10-K is for the year ended December 31, 2000. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "we," "us" and "our" refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimate," and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC and include, but are not limited to:

     - Our plans to offer advanced products and services;

     - Our anticipated capital expenditures for our upgrades and new equipment and facilities;

     - Our beliefs regarding the effects of governmental regulation on our business;

     - Our ability to effectively compete in a highly competitive and changing environment;

     - Our ability to fund anticipated capital expenditures and any future acquisitions;

     - Our ability to obtain equipment, inventory and programming as needed and at a reasonable price.

     All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     Charter Communications, Inc., operating through its subsidiaries (the "Company"), is the fourth largest operator of cable systems in the United States. Through our broadband network of coaxial and fiber optic cable, we provide video, data, interactive and private business network services, to approximately 6.4 million customers in 40 states. All of our systems offer traditional analog cable television. We also offer digital television, along with an array of advanced products and services such as high-speed Internet access, interactive video programming and video-on-demand, in an increasing number of our systems. We continue to explore opportunities to offer telephony through our broadband network. The introduction and roll-out of new products and services represents an important step toward the realization of our Wired World(TM) vision, where cable's ability to transmit voice, video and data at high speeds enables it to serve as the primary platform for the delivery of new services to the home and workplace.

     Charter Communications, Inc. was organized as a Delaware corporation in 1999 and conducted an initial public offering of its Class A common stock in November 1999. Certain of our subsidiaries commenced operations under the "Charter Communications" name in 1994. Our principal executive offices are located at 12444 Powerscourt Drive, Suite 100, St. Louis, Missouri 63131. Our telephone number is (314) 965-0555. We have a web site accessible at http://www.charter.com. The information posted on our web site is not incorporated into this Annual Report.

GENERAL BUSINESS DEVELOPMENTS IN 2000

     In 2000, we focused on integrating the operations of our newly acquired systems and improving the cable systems we acquired. In 16 acquisitions completed in 1999 and 2000, we added approximately 3.9 million customers. These acquisitions are identified in a chart included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." We implemented core operating strategies to achieve our high standards for customer satisfaction and financial and operating performance in each of the newly acquired systems.

     We also focused in 2000 on the upgrade of our cable systems to more quickly provide advanced products and services and improve service reliability. Our upgrade plan emphasizes higher bandwidth capacity and two-way communication capability, as well as reduction of the number of headend control centers. As a result of this rebuild effort, by year-end 2002, we expect that 93% of our customers will be served by systems with bandwidth of 550 megahertz or more. Complementing our system upgrade in 2000, we emphasized the roll-out of our digital services, which we believe will serve as the platform for interactive and other advanced services.

     To finance our acquisitions and the upgrade of our systems, as well as to pay off certain debt, we issued additional long-term debt and refinanced some of our existing debt.

     We will continue to evaluate opportunities for new acquisitions and swaps of our cable systems for systems of other cable operators. Our primary criterion in considering these opportunities is the potential financial benefits we expect to ultimately realize as a result of the acquisition or swap. We consider each acquisition or swap in the context of our overall existing and planned operations. In particular, we focus on the impact the acquisition or swap may have on our ability to enhance our operations in existing markets or to develop major new markets for our operations.

ORGANIZATIONAL STRUCTURE

     Charter Communications, Inc.'s principal asset is an approximate 41% equity interest and a 100% voting interest in Charter Communications Holding Company, LLC. Charter Communications Holding Company, through its subsidiaries, owns cable systems and certain strategic investments. Charter Communications, Inc. provides management services to Charter Communications Holding Company and its subsidiaries. As sole manager, Charter Communications, Inc. controls the affairs of Charter Communications Holding Company and its subsidiaries.

OUTSTANDING AND PRO FORMA SHARES OF CHARTER COMMUNICATIONS, INC.

     The following table sets forth information as of January 31, 2001 with respect to the outstanding shares of common stock of Charter Communications, Inc. and pro forma for the exchange of membership units in subsidiaries (Charter Communications Holding Company, LLC and CC VIII, LLC), which are exchangeable for common shares of Charter Communications, Inc. common stock on a one-for-one basis at any time.

                                                                         PRO FORMA FOR EXCHANGE OF
                                            AS OF JANUARY 31, 2001         EQUITY IN SUBSIDIARIES
                                          ---------------------------    --------------------------
                                           NUMBER OF      PERCENT OF      NUMBER OF     PERCENT OF
                                            SHARES       TOTAL SHARES      SHARES         SHARES
                                          OUTSTANDING    OUTSTANDING     OUTSTANDING    OUTSTANDING
                                          -----------    ------------    -----------    -----------
Class A Common Stock(a).................  233,718,422        99.98%      233,718,422       39.14%
Class B Common Stock....................       50,000          .02            50,000         .01
                                          -----------       ------       -----------      ------
     Total Common Stock Outstanding.....  233,768,422       100.00%      233,768,422       39.15%
                                          -----------       ======       -----------
Exchangeable Equity in Subsidiaries:
  Charter Investment, Inc.(b)...........                                 217,585,246       36.44
  Vulcan Cable III, Inc.(b).............                                 106,715,233       17.88
  Sellers of Bresnan cable systems(c)...                                  39,011,744        6.53
                                                                         -----------      ------
     Total Pro Forma Common Stock
       Outstanding......................                                 597,080,645      100.00%
                                                                         -----------      ======

---------------
(a) Includes 25,108,387 shares of Class A common stock issued in connection with certain acquisitions. These shares are unregistered and subject to certain restrictions on transfer.

(b) Assumes exchange of units in Charter Communications Holding Company held by such entity. Both Charter Investment, Inc. and Vulcan Cable III, Inc. are controlled by Paul G. Allen.

(c) Assumes exchange of units in Charter Communications Holding Company and CC VIII, LLC held by such persons.

     OWNERSHIP OF CHARTER COMMUNICATIONS, INC. Paul G. Allen owns approximately 3.8% of the outstanding capital stock of Charter Communications, Inc. and controls approximately 93.5% of the voting power of Charter Communications, Inc.'s capital stock. The remaining equity interests and voting power are held by the public. Mr. Allen's voting control arises primarily from his ownership of Charter Communications, Inc.'s high vote Class B common stock, which gives him voting rights that reflect investments by his affiliates (Charter Investment, Inc. and Vulcan Cable III, Inc.) in our subsidiary, Charter Communications Holding Company.

     VULCAN CABLE III INC. Vulcan Cable III has a 18.6% equity interest and no voting rights in Charter Communications Holding Company. Vulcan Cable III's membership units in Charter Communication Holding Company are exchangeable for shares of Charter Communications, Inc. Class B common stock on a one-for-one basis at any time. Mr. Allen owns 100% of the outstanding stock of Vulcan Cable III.

     CHARTER INVESTMENT, INC. Charter Investment, Inc. has a 38.0% equity interest and no voting rights in Charter Communications Holding Company. Charter Investment's membership units in Charter Communications Holding Company are exchangeable for shares of Charter Communications, Inc. Class B common stock at any time on a one-for-one basis. Mr. Allen owns approximately 96.8% of the outstanding capital stock of Charter Investment. The remaining 3.2% equity is beneficially owned by our founders, Jerald L. Kent, Howard L. Wood and Barry L. Babcock.

     SELLERS OF BRESNAN CABLE SYSTEMS. Upon the closing of the Bresnan acquisition, some of the sellers received a portion of their purchase price in the form of equity interests in our subsidiaries rather than in cash. The common membership units in Charter Communications Holding Company and the preferred member-ship units in CC VIII, LLC which were issued to these sellers are exchangeable for shares of Charter Communications, Inc. Class A common stock on a one-for-one basis at any time.

     CHARTER COMMUNICATIONS HOLDING COMPANY, LLC. Charter Communications Holding Company is the direct 100% parent of Charter Communications Holdings, LLC. Charter Communications Holding Company is owned as follows:

                                                             EQUITY      VOTING
                                                            OWNERSHIP    POWER
                                                            ---------    ------
Charter Communications, Inc...............................     40.8%      100%
Vulcan Cable III Inc......................................     18.6%       --
Charter Investment, Inc...................................     38.0%       --
Sellers of Bresnan cable systems..........................      2.6%       --
                                                              -----       ---
                                                              100.0%      100%
                                                              =====       ===

     CHARTER COMMUNICATIONS HOLDINGS, LLC. Charter Holdings is a co-issuer of publicly held Charter Holdings notes. Charter Holdings owns 100% of Charter Communications Holdings Capital Corporation, the co-issuer of these notes. Charter Holdings also owns the subsidiaries that conduct all of our operations, including the Charter, CC V, CC VI, CC VII and CC VIII Companies described below.

     OPERATING SUBSIDIARIES. Charter Holdings owns all of our operating subsidiaries. There are separate credit facilities for each of four groups of these operating subsidiaries. As indicated below, these groups include systems acquired in the acquisitions listed in "Item 13. Management's Discussion and Analysis of Financial Condition and Results of Operations." These groups consist of:

     - the Charter Companies, including Charter Operating and its subsidiaries, which own or operate all of the cable systems formerly operated by Charter Investment, Inc. under the "Charter Communications" name, and the cable systems acquired in the following 1999 and 2000 transactions:
       Marcus, American Cable, Greater Media, Helicon, Vista, Rifkin, South Miami, Farmington and Capital Cable. The Charter Companies also include the issuers of outstanding publicly held notes of a subsidiary acquired in the Renaissance acquisition;

     - the CC V and CC VIII Companies, which own or operate all of the cable systems acquired in the Avalon, Interlake and Bresnan acquisitions, and include co-issuers of outstanding publicly held notes;

     - the CC VI Companies, which own or operate all of the cable systems acquired in the Fanch and Kalamazoo acquisitions; and

     - the CC VII Companies, which own or operate all of the cable systems acquired in the Falcon acquisition.

ACQUISITIONS COMPLETED IN 2000

     BRESNAN. In February 2000, we purchased Bresnan Communications Company Limited Partnership for a total purchase price of approximately $3.1 billion, consisting of approximately $1.1 billion in cash, $1.0 billion in membership units in Charter Communications Holding Company and CC VIII, an indirect subsidiary of Charter Communications Holding Company, and $963.3 million in assumed debt. The cable systems acquired in the Bresnan acquisition are located in Michigan, Minnesota, Wisconsin and Nebraska and served approximately 697,400 customers as of December 31, 2000. For the year ended December 31, 2000, these systems had revenues of approximately $334.7 million.

     KALAMAZOO. In September 2000, we completed a stock-for-stock merger with Cablevision of Michigan, Inc., the owner of a cable system in Kalamazoo, Michigan. In the merger, we issued 11,173,376 shares of our Class A common stock valued at approximately $170.6 million. After the merger, we contributed 100% of the equity interests we acquired to Charter Communications Holding Company in exchange for membership units. Charter Communications Holding Company in turn contributed these equity interests to Charter Holdings, which in turn contributed the equity interests to a subsidiary. The Kalamazoo system has approximately 52,100 customers as of December 31, 2000 and had revenues of approximately $21.5 million for the year ended December 31, 2000.

     OTHER ACQUISITIONS. Also in 2000, we completed other acquisitions for an aggregate purchase price of $88 million in cash. These systems served approximately 34,200 customers as of December 31, 2000 and had revenues of approximately $14.0 million for the year ended December 31, 2000.

PENDING AT&T TRANSACTIONS

     In February 2001, we entered into several agreements with AT&T Broadband, LLC involving several strategic cable system transactions that will result in a net addition of approximately 512,000 customers for the Charter cable systems. In the pending AT&T transactions, we expect to acquire cable systems from AT&T Broadband serving approximately 574,000 customers in Missouri, Alabama, Nevada and California for a total of $1.79 billion. A portion of the purchase price will consist of Charter cable systems valued at $249 million serving approximately 62,000 customers in Florida. Of the balance of the purchase price, up to $501.5 million will be paid in Class A common stock and the remainder will be paid in cash. Charter Holdings and Charter Capital have a commitment for a bridge loan from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Credit Partners LP for temporary financing of the cash portion of the purchase price. We expect to obtain permanent financing through one or more debt or equity financing transactions or a combination thereof. The acquisition transactions are expected to close in the second and/or third quarters of 2001, subject to certain closing conditions and regulatory review.

     Unless otherwise stated in this Annual Report, the operating and financial data provided do not include the effect of the pending AT&T transactions.

BUSINESS STRATEGY

     Our ultimate objective is to increase our customer base and the amount of cash flow per customer. To achieve this objective, we are pursuing the following strategies:

     BUILD AND OPERATE A TECHNOLOGICALLY ADVANCED BROADBAND NETWORK. We are upgrading the technical quality and capacity of our existing systems. We will build out new systems to a minimum bandwidth of 550 megahertz or greater, which will allow us to:

     - offer advanced products and services, such as digital television, high-speed Internet access and other interactive services;

     - increase channel capacity up to 82 analog channels, and add even more channels and services when our bandwidth is used for digital signal transmission; and

     - permit two-way communication, so that Internet access does not require a separate telephone line and our systems can provide telephony services.

     By year-end 2002, when we anticipate that the upgrade of our existing systems will be substantially complete, we expect that approximately 93% of our customers will be served by cable systems with at least 550 megahertz bandwidth capacity, 88% of our customers will be served by cable systems with at least 750 megahertz bandwidth capacity and 89% of our customers will have two-way communication capability.

     It is anticipated that upon completion of our upgrade, approximately 87% of our customers will be served by headends serving at least 10,000 customers. Headends are the control centers of a cable television system, where incoming signals are amplified, converted, processed and combined for transmission to the customer. Reducing the number of headends will reduce headend equipment and maintenance expenditures and, together with our other upgrades, will provide enhanced picture quality and system reliability.

     In 2001, we plan to complete a national network operations center to monitor and control all aspects of our network to enhance the reliability of our upgraded systems and support our high-speed Internet access and other advanced products.

     As we complete our planned upgrade and build out new systems, we will be well positioned to migrate our customers to the digital platform and deploy new technologically advanced products and services as they are developed.

     OFFER AN ARRAY OF ADVANCED PRODUCTS AND SERVICES. We offer an array of advanced products and services to our customers, consistent with our Wired World(TM) vision. Using digital technology, we offer additional channels on our standard service packages, create new service packages, introduce multiple packages of premium services, increase the number of pay-per-view channels, and offer programming of local interest. We also offer digital music services and interactive program guides that are comprehensive guides to television program listings that can be accessed by channel, time, date or programming type. In addition, we offer interactive video programming, high-speed Internet access, including Internet access over the television, and video-on-demand. We also are currently exploring opportunities for telephony. We have entered into the Digeo Broadband joint venture to deliver high-speed Internet television portal services to our customers.

     FOCUS ON THE CUSTOMER. To maximize customer satisfaction and loyalty, we operate our business to provide reliable, high-quality products and services and superior customer care. We tailor our product and service packages to suit the diverse communities we serve and satisfy local preferences for programming and value. We maintain a strong management presence at the local system level to improve our customer service and respond to local customer needs. We have launched one state-of-the-art regional customer contact center that provides customers with 24 X 7 access to specialized customer care representatives. Our objective is to have a customer contact center serving each of our 12 operating regions. We believe that our customer service efforts have contributed to our superior customer growth and will strengthen the Charter brand name and increase acceptance of our new advanced products and services.

     EMPLOY INNOVATIVE MARKETING. We have developed and successfully implemented a variety of innovative marketing techniques to attract new customers, win back former customers, and increase revenue per customer. Our marketing efforts focus on offering Charter-branded entertainment and information services that provide value, choice, convenience and quality to our customers. We offer our expanded product and service offerings on a stand-alone basis and in varied packages that result in an attractive price/value relationship. We utilize database marketing to target audiences through direct mail and telemarketing. In addition, we promote our services in media advertising, by door-to-door selling and through e-marketing. We are implementing a retail sales strategy in coordination with consumer electronics retailers and other retailers. In addition, we have a retention and loyalty program for retaining customers that includes televised advertising to reinforce the link between quality service and the Charter brand name.

PRODUCTS AND SERVICES

     We offer our customers traditional cable television services and programming as well as new and advanced high bandwidth services such as digital television and high-speed Internet access. We plan to continue to enhance and upgrade these services by adding new programming and other advanced products and services as they are developed. In 2001, we plan to focus on our digital television and high-speed Internet services, both of which are increasingly desired by customers. We will also increase the number of markets where we offer video-on-demand services.

     TRADITIONAL CABLE TELEVISION SERVICES. Customers subscribing to both "basic" and "expanded basic" service generally receive a line-up of between 33 and 82 channels of television programming, depending on the bandwidth capacity of the system. Customers who pay additional amounts can also subscribe to additional channels, either individually or in packages, as add-ons to the basic channels. We tailor both our basic channel line-up and our additional channel offerings to each system according to demographics, programming preferences, competition, price sensitivity and local regulation.

     Our traditional cable television service offerings include the following:

     - BASIC CABLE. All of our customers receive a package of basic programming, which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite-delivered or non-broadcast channels (such as C-Span, religious and home-shopping).

     - EXPANDED BASIC CABLE. This expanded programming level includes a package of satellite-delivered or non-broadcast channels (such as ESPN, CNN and Lifetime Television) in addition to the basic channel line-up.

     - PREMIUM CHANNELS. These channels provide commercial-free movies, sports and other special event entertainment programming. Home Box Office, Cinemax, Showtime, the Movie Channel, Starz and Encore are examples of premium channels. Although we offer subscriptions to premium channels on an individual basis, we are offering an increasing number of premium channel packages and are bundling premium channels with our advances services.

     - PAY-PER-VIEW CHANNELS. These channels allow customers to pay on a per event basis to view a single showing of a recently released movie, a one-time special sporting event or concert on a commercial-free basis.

     ADVANCED PRODUCTS AND SERVICES. Cable's high bandwidth is a key factor in the successful delivery of advanced products and services. A variety of emerging technologies and increasing Internet usage by our customer base have presented us with substantial opportunities to expand our sources of revenue. In an increasing number of our systems, we now offer a variety of advanced products and services, including:

     - digital television and its related enhancements, such as an interactive programming guide;

     - high-speed Internet access via cable modems;

     - television-based Internet access, which allows customers to access the Internet through the use of our two-way cable plant without the need for a personal computer;

     - video-on-demand;

     - interactive services, such as Wink, which adds interactivity and electronic commerce opportunities to traditional programming and advertising; and

     - private network services such as voice and data transmission services to a network of interconnected locations of a single customer.

     The following table summarizes our customer statistics for our analog and digital cable and advanced products and services. The pro forma statistics as of December 31, 1999 reflect all acquisitions closed since that date as if such acquisitions occurred on January 1, 1999:

                                                     AS OF AND FOR THE YEAR ENDED
                                                     ----------------------------
                                                        ACTUAL        PRO FORMA
                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
VIDEO SERVICES
Basic cable (Analog signal)
  Homes passed(a)..................................    10,225,000       9,970,000
  Basic customers(b)...............................     6,350,900       6,193,700
  Penetration(c)...................................          62.1%           62.1%
Digital cable
  Homes passed(a)..................................     8,793,000       4,675,000
  Digital customers................................     1,069,500         155,400
  Penetration(c)...................................          12.2%            3.3%
  Number of digital terminals deployed.............     1,336,900         176,600
INTERNET AND OTHER DATA SERVICES
Cable modem high-speed Internet access
  Homes passed(a)..................................     5,550,800       4,422,000
  Cable modem customers............................       252,400          84,400
  Penetration......................................           4.5%            1.9%
Television-based Internet access
  Homes passed(a)..................................       472,100         429,000
  TV Internet customers............................         9,700           7,100
  Penetration......................................           2.1%            1.7%
INTERACTIVE TELEVISION (WINK)
  Homes passed(a)..................................     3,271,430         983,239
  Interactive TV customers.........................       304,362          39,477

                                                     PRO FORMA FOR THE YEAR ENDED
                                                     ----------------------------
                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Average monthly pro forma revenue per basic
  customer(b)(d)...................................     $43.31          $39.70
Average monthly pro forma operating cash flow per
  basic customer(b)(e).............................     $20.52          $17.67

---------------
(a) Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable television distribution network in a given cable system service area to which we offer the named service.

(b) Basic customers are customers who receive basic cable service. All of our customers, including those receiving digital or advanced services, receive basic cable service.

(c) Penetration represents customers as a percentage of homes passed.

(d) Average pro forma monthly revenue per basic customer represents pro forma revenues from all sources, adjusted to illustrate the effect of all 1999 and 2000 acquisitions as if they had closed on January 1, 1999, divided by twelve, divided by the number of basic customers at the end of the year (actual for December 31, 2000 and pro forma for December 31, 1999, reflecting all acquisitions closed since this date).

(e) Average pro forma monthly operating cash flow per basic customer represents operating cash flow (defined as revenues less the sum of operating, general and administrative expenses and corporate expense charges-related party), adjusted to illustrate the effect of all 1999 and 2000 acquisitions as if they had closed on January 1, 1999, divided by twelve, divided by the number of basic customers at the end of the year (actual for December 31, 2000 and pro forma for December 31, 1999, reflecting all acquisitions closed since this date).

     DIGITAL TELEVISION. As part of our systems upgrade, we are installing headend equipment capable of delivering digitally encoded cable transmissions to a two-way digital-capable set-top terminal in the customer's home. This digital connection offers significant advantages. For example, we can compress the digital signal to allow the transmission of up to twelve digital channels in the bandwidth normally used by one analog channel. The increased channel capacity will allow us to increase both programming and service offerings, including offering video-on-demand to pay-per-view customers.

     We offer digital service to our customers in several different service combination packages. All digital packages include a digital set-top terminal, an interactive electronic programming guide, 45 channels of CD quality digital music, an expanded menu of pay-per-view channels and at least thirty additional digital channels. Certain digital packages also offer customers one or more premium channels of their choice with "multiplexes." Multiplexes give customers access to several different versions of the same premium channel which are varied as to time of broadcast (such as east and west coast time slots) or programming content theme (such as westerns or romance). Other digital packages bundle digital television with other advanced services, such as Internet access.

     We expect to increase our digital customers to approximately two million and our digital penetration to over 30% of digital homes passed by December 31, 2001.

     CABLE MODEM-BASED HIGH-SPEED INTERNET ACCESS. We offer high-speed data and Internet access to our residential customers primarily via cable modems attached to personal computers, at speeds of up to approximately 50 times the speed of a conventional telephone modem. By December 31, 2001, we expect to have approximately 500,000 cable-modem high-speed Internet customers.

     We generally offer high-speed Internet access services under the Charter Pipeline(TM) brand. In some of our markets, however, our cable modem and Internet access service is a co-branded service with an Internet service provider.

     TRADITIONAL DIAL-UP MODEM INTERNET ACCESS. Traditional dial-up Internet access is available upon customer request in a limited number of our markets where two-way cable modem Internet access is not yet available.

     TV-BASED INTERNET ACCESS. We also have agreements with WorldGate, ICTV and Digeo to offer our residential customers high-speed Internet access over the television.

     Our WorldGate television-based Internet access service offers easy, low-cost Internet access to customers at connection speeds ranging up to 128 kilobits per second. This service, with its user-friendly interface, appeals to first-time Internet users and does not require the use of a PC, an existing or additional telephone line, or any additional equipment. The Internet domain name of the customers who use this service is "Charter.net." This allows customers to switch or expand to our other Internet services without a change of e-mail address.

     During 2001, we expect to offer Digeo Broadband's television-based Internet access service in several markets. The Digeo product is designed to blend the power of the Internet with the convenience of the television. Through the use of an advanced digital set-top terminal, customers will be able to access Internet-based streaming media on the television, including both local and national news, sports and entertainment. The Internet domain name of customers using this service will be "Charter TV." The Digeo product is a "portal," which is an Internet web site that serves as a user's initial point of entry to the World Wide Web. By offering selected content, services and links to other web sites, a portal guides and directs users through the World Wide Web. In addition, the portal generates revenues from advertising on its own web pages and by sharing revenues generated by linked or featured web sites.

     We plan to use Digeo as our television-based portal for an initial six-year period. A Charter subsidiary and an affiliate of Mr. Allen own equity interests in Digeo.

     VIDEO-ON-DEMAND. In 2000, we began the roll-out of video-on-demand (VOD) service to digital customers in some of our markets. With VOD service, customers can access hundreds of movies and other programming at any time, with digital picture quality. VOD allows full VCR functionality, including the ability to pause, rewind and fast-forward programs. Customers can also stop a program and resume watching it several hours later during the rental period. In addition, the VOD programming available in a particular market can be customized for market-based or customer preferences and local interest. For example, foreign language or other local programming could be offered in markets where such programming is likely to appeal to customers. Generally, customers pay for VOD (such as movies) on a per-selection basis. Some VOD programming is also available on a category basis (such as children's programming) for a single monthly fee.

     At December 31, 2000, VOD was available to approximately 170,000 homes in our Los Angeles and Atlanta markets with approximately 450 titles available to customers. We expect VOD to be available to approximately 2.2 million homes passed by the end of 2001. In systems where VOD is available, it is included as a standard feature of our digital service packages. We utilize DIVA Systems Corporation, a company providing interactive VOD products and services to the cable industry, to provide us with hardware, software, programming and operational support.

     INTERACTIVE VIDEO PROGRAMMING. We provide interactive programming using technology developed by Wink Communications, Inc. The Wink technology embeds interactive features, such as additional information and statistics about a television program or the option to order an advertised product, into programming and advertisements. A customer with a Wink-enabled set-top terminal and a Wink-enabled cable provider sees an icon flash on the screen when additional Wink features are available to enhance a program or advertisement. By pressing the select button on a standard remote control, a viewer of a Wink-enhanced program is able to access additional information regarding such program, including, for example, information on prior episodes or the program's characters. A viewer watching an advertisement would be able to access additional information regarding the advertised product and may also be able to utilize the two-way transmission features to order a product. We have bundled Wink's services with our traditional cable services in both our advanced analog and digital platforms. Wink's services are provided free of charge to the customer. A company controlled by Mr. Allen has a 4.0% equity interest in Wink.

     Various programming networks, including CNN, NBC, ESPN, HBO, Showtime, Lifetime, VH1, the Weather Channel and Nickelodeon, together currently produce over 2,000 hours of Wink-enhanced programming per week. Under certain revenue-sharing arrangements, we will modify our headend technology to allow Wink-enabled programming to be offered on our systems. We receive fees from Wink each time one of our customers uses Wink to request certain additional information or order advertised products. Our customers average approximately 246,000 clicks per week on Wink icons.

     PRIVATE BUSINESS NETWORKS. During 2000, we established Charter Business Networks as a separate division to offer integrated network solutions for data, video, Internet, and private voice communications to commercial and institutional customers in certain of our markets. These solutions include virtual local area and wide area networks with bandwidth and Internet access capacity based on customer needs, supported by remote monitoring.

     TELEPHONY/VOICE SERVICES. We expect to be able to offer cable telephony services by the end of 2003 in selected markets using our systems' direct, two-way connections to homes and other buildings. We are exploring technologies using Internet protocol telephony to transmit digital voice signals over our systems. We have already begun an Internet protocol (IP) telephony trial in Wisconsin, and expect to launch a second trial in St. Louis in 2001. We have marketed telephony services as a competitive access provider in the state of Wisconsin through one of our subsidiaries, and are currently looking to expand our services as a competitive access provider into other states.

     OTHER NEW BUSINESS INITIATIVES. We are seeking to provide our customers in 2001 with advanced digital set-top terminals that include digital video recording capabilities (commonly referred to as "DVR"). Built-in DVR capability in the set-top terminal will enable customers to store video, audio and Internet content. We are also exploring deployment of wireless networking technology for our cable modem customers.

     SALE OF LOCAL ADVERTISING. We receive revenue from the sale of local advertising on satellite-delivered networks such as MTV, CNN, ESPN. In any particular system, we generally insert local advertising on a minimum of twelve networks, and have covered up to 40 channels. Our system rebuild and additional digital services launches have increased the number of channels, and made it possible to insert local advertising.

     HOME SHOPPING. In 2000, we also received revenues from channels devoted exclusively to home shopping (such as HSN) and other channels that allow us to insert info-mercials during off-peak hours.

     PRICING FOR OUR PRODUCTS AND SERVICES. Our revenues are derived principally from the monthly fees our customers pay for cable services. The rates we charge vary based on the market served and level of service selected, and are usuallyadjusted on an annual basis. As of December 31, 2000, the average monthly fee was $13.16 for basic service and $17.93 for expanded basic service. A one-time installation fee, which may be waived in part during certain promotional periods, is charged to new customers. We believe our rate practices are in accordance with Federal Communications Commission Guidelines and are consistent with those prevailing in the industry generally. See "Regulation and Legislation."

     In accordance with the Federal Communications Commission's rules, the rates we charge for cable-related equipment, such as set-top terminals and remote control devices, and installation services are based on actual costs plus a permitted rate of return.

     Although our service offerings vary according to market because of differences in the bandwidth capacity of the cable systems in each of our markets, competitive and regulatory factors, when offered on a stand-alone basis, our services are typically offered at monthly price ranges as follows:

SERVICE                                                         PRICE RANGE
-------                                                       ---------------
Basic cable.................................................  $ 9.95 - $14.00
Expanded basic cable........................................  $15.00 - $29.00
Premium channel.............................................  $10.95 - $13.50
Pay-Per-View (per movie or event)...........................  $ 2.95 - $50.95
Digital cable video packages................................  $45.95 - $59.95
High-speed Internet access by cable modem...................  $24.95 - $34.95
Video-on-Demand (per selection).............................  $ 0.99 - $ 9.95

     MANAGEMENT OF OUR SYSTEMS. Our operating philosophy emphasizes decentralized management, with decisions being made as close to the customer as possible. We are organized into two divisions that contain a total of twelve operating regions. Each of the two divisions is managed by a Senior Vice President, who is responsible for overall supervision of the operating regions within the division. Each operating region is managed by a Senior Vice President or a Vice President, supported by operational, marketing and engineering personnel at the regional and local system level. Our consolidation of certain functions at the regional level has resulted in numerous operating efficiencies and superior customer care. At the same time, our centralized financial management by the corporate office enables us to set financial and operating benchmarks and monitor system performance on an ongoing basis. The corporate office also performs certain financial control functions such as accounting, finance and acquisitions, payroll and benefit administration, internal audit, purchasing and programming contract administration on a centralized basis.

     The following table indicates the states covered by, and customer data for, each of our operating regions as of December 31, 2000.

                                                                                    NUMBER OF
REGION                                               STATES COVERED                 CUSTOMERS
------                                               --------------                 ---------
WESTERN DIVISION
Central................................  Missouri, Illinois, Indiana, Arkansas       486,800
North Central..........................  Wisconsin, Minnesota                        806,400
Southern California....................  Central and Southern California             642,200
Northwest..............................  Northern California, Idaho, Oregon,
                                           Washington                                486,200
Michigan...............................  Michigan                                    621,300
National...............................  Colorado, Kansas, Nebraska, New Mexico,
                                           Oklahoma, Texas, Utah, Arizona,
                                           Nevada                                    461,200
EASTERN DIVISION
Southeast..............................  North Carolina, South Carolina              568,400
South-Atlantic.........................  Georgia, Florida                            391,400
Mid-South..............................  Georgia, Kentucky, Tennessee                557,800
Northeast..............................  Connecticut, Massachusetts, New York,
                                           Vermont, New Hampshire                    364,100
Gulf Coast.............................  Alabama, Louisiana, Mississippi             427,400
Mid-Atlantic...........................  Maryland, New York, Ohio, Pennsylvania,
                                           Virginia, W. Virginia, Delaware           537,700

CUSTOMER CARE

     Maximizing customer satisfaction is a key element of our business strategy. In support of our commitment to customer satisfaction, we operate a 24-hour customer service hotline for nearly all of our systems and offer on-time installation and service guarantees.

     To better serve our customers, we are consolidating some of our local customer care functions at the regional level. At December 31, 2000, we maintained 22 call centers handling approximately 56% of our customers, including our first state-of-the-art regional customer contact center that was established in 2000. We expect to complete six additional state-of-the-art regional customer contact centers in 2001. By establishing regional customer contact centers, we are able to service our customers 24 hours a day, seven days a week, with highly trained personnel. These regional centers utilize state-of-the-art equipment that enhances all interactions with our customers and provides a high-performance employee environment. Our customer care specialists receive extensive training to develop customer contact skills and product knowledge critical to high rates of customer retention as well as to selling additional services and higher levels of service to our customers. We expect that our customer care functions will benefit from the additional technologies available when our national and regional network operations centers are opened. We utilize surveys, focus groups and other research tools as part of our efforts to determine and respond to customer needs.

     Consistent with our focus on customer satisfaction, we have implemented stringent customer care standards that we believe meet or exceed those established by the National Cable Television Association, the Washington, D.C.-based trade association for the cable industry. It is our policy that if an installer is late for a scheduled appointment the customer receives free installation, and if a service technician is late for a service call the customer receives a $20 credit.

OUR NETWORK TECHNOLOGY

     As of December 31, 2000, our cable systems consisted of approximately 220,347 sheath miles, including approximately 29,829 sheath miles of fiber optic cable, passing approximately 10.2 million households and serving approximately
6.4 million customers. Fiber optic cable is a communications medium that uses glass fibers to transmit signals over long distances with minimal signal loss or distortion.

     The following table describes the technological state of our systems as of December 31, 2000 and the anticipated progress of planned upgrades through year-end 2002, based on the percentage of our customers who will have access to the bandwidths listed below and two-way capability.

                                                    550 MEGAHERTZ
                                    LESS THAN            TO              750          870        TWO-WAY
                                  550 MEGAHERTZ     660 MEGAHERTZ     MEGAHERTZ    MEGAHERTZ    CAPABILITY
                                  -------------    ---------------    ---------    ---------    ----------
December 31, 2000...............      33.4%             12.6%           37.5%        16.5%         57.1%
December 31, 2001...............      19.6%             12.8%           39.3%        28.3%         70.8%
December 31, 2002...............       6.9%              5.5%           43.8%        43.8%         89.0%

     We have adopted the hybrid fiber coaxial cable (HFC) architecture as the standard for our ongoing systems upgrades. HFC architecture combines the use of fiber optic cable with coaxial cable. Fiber optic cable has excellent broadband frequency characteristics, noise immunity and physical durability and can carry hundreds of video, data and voice channels over extended distances. Coaxial cable is less expensive and requires a more extensive signal amplification in order to obtain the desired transmission levels for delivering channels. In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes passed served by that node. Our system design enables a maximum of 500 homes passed to be served by a single node. Currently, our average node serves approximately 380 homes passed. Our system design provides for six strands of fiber to each node, with two strands activated and four strands reserved for future services (sometimes referred to as "dark fiber"). We believe that this hybrid network design provides high capacity and superior signal quality, and will enable us to provide the newest forms of telecommunications services to our customers. It also provides reserve capacity for the addition of future services.

     The primary advantages of HFC architecture over traditional coaxial-only cable networks include:

     - increased bandwidth capacity, for more channels and other services;

     - dedicated bandwidth for two-way services, which avoids reverse signal interference problems that can otherwise occur with two-way communication capability;

     - improved picture quality and service reliability; and

     - operating efficiencies resulting from a reduced number of headends.

     In 2001, we will have a fully operational national network operations center to monitor our networks and ensure maximum quality of service. Monitoring becomes increasingly important as we increase the number of customers utilizing two-way high-speed data service. We plan to open regional operations centers in the future to augment our national center on an as-needed basis.

SALES AND MARKETING

     We have a centralized team responsible for overseeing the sales and marketing strategies of our individual systems. For most of our systems with over 30,000 customers, we have a dedicated marketing manager, while smaller systems are handled regionally. We believe our success in marketing comes in large part from new and innovative ideas and from good interaction, quick information flow and sharing of best practices between our corporate office, which handles programs and administration, and our regional offices, which implement the various programs. In addition, we constantly monitor the regulatory arena, customer perception, competition, pricing and product preferences to increase our responsiveness to our customers.

     Our long-term marketing objective is to increase our cash flow through deeper market penetration and growth in revenue per household. We hope that customers will come to view their cable connection as the best "pipeline" to the home for a multitude of services. To achieve this objective, we are pursuing the following strategies:

     - increase the number of residential consumers who subscribe to digital service, which enables them to receive a greater number of television channels and interactive services;

     - introduce new advanced products and services;

     - design product offerings to enable greater opportunity for customer entertainment and information choices;

     - package product offerings to promote the sale of premium services and niche programming, providing an attractive price/value relationship with our customers;

     - target marketing opportunities based on geodemographic data and past purchasing behavior;

     - develop specialized programs to attract former customers, households that have never subscribed and customers of competitive services; and

     - employ Charter branding of products to promote customer awareness and loyalty.

     We invest significant amounts of time, effort and financial resources in marketing new and existing services. To increase customer penetration and increase the level of services used by our customers, we use coordinated marketing techniques, including door-to-door solicitation, telemarketing, media advertising, e-marketing and direct mail solicitation. We believe we have one of the cable industry's highest success rates in attracting and retaining customers who have never before subscribed to cable services.

     In 2001, we have begun to sell our services through consumer electronics retailers and other retailers that sell televisions or cable modems.

PROGRAMMING

     GENERAL. We believe that offering a wide variety of conveniently scheduled programming is an important factor influencing a customer's decision to subscribe to and retain our cable services. We devote considerable resources to obtaining a wide range of programming that we believe will appeal to both existing and potential customers. We rely on extensive market research, customer demographics and local programming preferences to determine channel offerings in each of our markets. We obtain basic and premium programming from a number of suppliers, usually pursuant to a written contract. Our programming contracts generally continue for a fixed period of time, usually from three to ten years, and are subject to negotiated renewal. Some program suppliers offer financial support for the launch of a new channel and ongoing marketing support. We also try to negotiate volume discount pricing structures.

     COSTS. Programming tends to be made available to us for a flat fee per customer. However, some channels are available without cost to us. In connection with the launch of a new channel, we may receive a distribution fee to support the channel launch. For home shopping channels, we receive a percentage of the amount spent in home shopping purchases by our customers on channels we carry.

     Our cable programming costs have increased in recent years and are expected to continue to increase due to factors including:

     - system acquisitions that increase the number of customers;

     - additional programming being provided to customers as a result of system rebuilds that increase channel capacity;

     - increased cost to produce or purchase cable programming; and

     - inflationary or negotiated annual increases.

     In every year we have operated, our costs to acquire programming have substantially exceeded customary inflationary and cost-of-living type increases. In particular, sports programming costs have increased significantly over the past several years. In addition, contracts to purchase sports programming sometimes contain built-in cost increases for programming added during the term of the contract.

     Under rate regulations of the Federal Communications Commission, cable operators may increase their rates to customers to cover increased costs for programming, subject to certain limitations. See "Regulation and Legislation."

FRANCHISES

     As of December 31, 2000, our systems operated under a total of approximately 4,520 franchises, permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and is usually not transferable unless the granting governmental authority consents. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of gross revenues as defined by the franchise agreements, which is the maximum amount that may be charged under the applicable law.

     Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the granting authorities. This process usually takes three years but can take a longer period of time and often involves substantial expense. The Communications Act provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. If a renewal is withheld and the granting authority takes over operation of the affected cable system or awards the cable franchise to another party, the granting authority must pay the existing cable operator the "fair market value" of the system. The Communications Act also established comprehensive renewal procedures requiring that an incumbent franchisee's renewal application be evaluated on its own merit and not as part of a comparative process with competing applications. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as technological upgrades to the system, which may require substantial capital expenditures. We cannot assure you that any particular franchise will be renewed or that it can be renewed on commercially favorable terms. Our failure to obtain renewals of our franchises, especially those in major metropolitan areas where we have the most customers, would have a material adverse effect on our business, results of operations and financial condition. Approximately 44% of the Company's franchises covering approximately 42% of the Company's basic cable customers expire within five years after December 31, 2000.

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

COMPETITION

     We face competition in the areas of price, service offerings and service reliability. We compete with other providers of television signals and other sources of home entertainment. In addition, as we expand into additional services such as interactive services and telephony, we will face competition from other providers of each type of service. We operate in a very competitive business environment which can adversely affect our business and operations.

     To date, we believe that we have not lost a significant number of customers or a significant amount of revenue to our competitors. However, competition from other providers of the technologies we expect to offer in the future may have a negative impact on our business in the future.

     Through business developments such as the mergers of Tele-Communications, Inc. and AT&T and merger of America Online, Inc. (AOL) and Time Warner Inc., customers have come to expect a variety of services from a single provider. While these mergers are not expected to have a direct or immediate impact on our business, they encourage providers of cable and telecommunications services to expand their service offerings. They also encourage consolidation in the cable industry as cable operators recognize the competitive benefits of a large customer base and expanded financial resources.

     Our key competitors include:

          BROADCAST TELEVISION. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. The recent licensing of digital spectrum by the Federal Communications Commission will provide incumbent television licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

          DBS. Direct broadcast satellite, known as DBS, is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 15 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system. DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in November 1999 eliminated this legal impediment. As a result, DBS companies are required to secure retransmission consent from the popular broadcast stations they wish to carry, and they will face mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation have begun carrying the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology. It is, therefore, expected that DBS companies will offer local broadcast programming only in the larger U.S. markets in the foreseeable future. The DBS industry recently initiated a judicial challenge to the 2002 requirement mandating carriage of less popular broadcast stations. This lawsuit alleges that the requirement (similar to the one applicable to cable systems) is unconstitutional. EchoStar began providing high-speed Internet access in late 2000, and DirecTV, who has partnered with AOL, reports that it will begin providing its own version of high-speed Internet access shortly.

          DSL. The deployment of digital subscriber line technology, known as DSL, allows Internet access to subscribers at data transmission speeds greater than available over conventional telephone lines. DSL service, therefore is competitive with high-speed Internet access over cable systems. Several telephone companies and other companies offer DSL service. The Federal Communications Commission has a policy of encouraging the deployment of DSL and similar technologies, both by incumbent telephone companies and newer, competing telephone companies. The Federal Communication Commission's decisions and policies in this area are subject to change. We cannot predict the likelihood of success of the Internet access services offered by our competitors, or the impact on our business and operations of these competitive ventures.

          TRADITIONAL OVERBUILDS. Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. It is possible that a franchising authority might grant a second franchise to another cable operator and that such a franchise might contain terms and conditions more favorable than those afforded us. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system's cable system may be able to avoid local franchising requirements. Well-financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, may over time become competitors. There has been a recent increase in the number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There also has been an increased interest in traditional overbuilds by private companies. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes and businesses in the overbuilt area on a more cost-effective basis than us. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

          As of December 31, 2000, we were aware of overbuild situations in some of our cable systems. Approximately 139,000 basic customers, or approximately 2% of our total basic customers, are passed by these overbuilds. Additionally, we have been notified that franchises have been awarded, and present potential overbuild situations, in other systems. Approximately 253,000 or 4% of our total customers are located in areas with potential overbuilds. In response to such overbuilds, these systems have been designated priorities for the upgrade of cable plant and the launch of new and enhanced services. We have upgraded many of these systems to at least 750 megahertz two-way HFC architecture, and anticipate upgrading the other systems to at least 750 megahertz by December 31, 2001.

          TELEPHONE COMPANIES AND UTILITIES. The competitive environment has been significantly affected by technological developments and regulatory changes enacted under the 1996 Telecom Act, which was designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable business. The 1996 Telecom Act modified this cross-ownership restriction, making it possible for local exchange carriers, who have considerable resources, to provide a wide variety of video services competitive with services offered by cable systems.

          Several telephone companies have obtained or are seeking cable franchises from local governmental authorities and are constructing cable systems. Cross-subsidization by local exchange carriers of video and telephony services poses a strategic advantage over cable operators seeking to compete with local exchange carriers that provide video services. Some local exchange carriers may choose to make broadband services available under the open video regulatory framework of the Federal Communications Commission or through wireless technology. In addition, local exchange carriers provide facilities for the transmission and distribution of voice and data services, including Internet services, in competition with our existing or potential interactive services ventures and businesses, including Internet service, as well as data and other non-video services. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. Although enthusiasm on the part of local exchange carriers appears to have waned in recent months, the entry of telephone companies as direct competitors in the video marketplace may become more widespread and could adversely affect the profitability of established cable systems.

          As we expand our offerings to include Internet access and other telecommunications services, we will be subject to competition from other telecommunications providers. The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, who have brand name recognition and long-standing relationships with regulatory authorities. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable operators, local exchange carriers and others may result in providers capable of offering cable television, Internet, and telecommunications services in direct competition with us.

          Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

          PRIVATE CABLE. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDU's", such as condominiums, apartment complexes and private residential communities. These private cable systems may enter into exclusive agreements with MDUs, which may preclude operators of franchise systems from serving residents of the private complexes. Private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services that are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors. The Federal Communications Commission ruled in 1998 that private cable operators can lease video distribution capacity from local telephone companies and distribute cable programming services over public rights-of-way without obtaining a cable franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeals upheld this Federal Communications Commission policy.

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

REGULATION AND LEGISLATION

     The following summary addresses the key regulatory developments and legislation affecting the cable industry.

     The operation of a cable system is extensively regulated by the Federal Communications Commission, some state governments and most local governments. The Federal Communications Commission has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of Federal Communications Commission licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act has altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

     The 1996 Telecom Act required the Federal Communications Commission to undertake a host of implementing rulemakings. Moreover, Congress and the Federal Communications Commission have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations, and there have been calls in Congress and at the Federal Communications Commission to maintain or even tighten cable regulation in the absence of widespread effective competition.

     CABLE RATE REGULATION. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they faced "effective competition" in their local franchise area. Federal law defines "effective competition" on a community-specific basis as requiring satisfaction of conditions not typically satisfied in the current marketplace.

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

     As of December 31, 2000, approximately 17% of our local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate basic rates in the future.

     The Federal Communications Commission historically administered rate regulation of cable programming service tiers, which are the expanded basic programming packages that offer services other than basic programming and which typically contain satellite-delivered programming. As of December 31, 2000, we had cable programming service tier rate complaints relating to approximately 414,000 customers pending at the Federal Communications Commission. Under the 1996 Telecom Act, however, the Federal Communications Commission's authority to regulate cable programming service tier rates expired on March 31, 1999. The Federal Communications Commission has taken the position that it will still adjudicate pending cable programming service tier complaints but will strictly limit its review, and possible refund orders, to the time period until March 31, 1999. We do not believe any adjudications regarding these complaints will have a material adverse effect on our business. The elimination of cable programming service tier regulation affords us substantially greater pricing flexibility.

     Under the rate regulations of the Federal Communication Commission, most cable systems were required to reduce their basic service tier and cable programming service tier rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The Federal Communications Commission has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit. The Federal Communications Commission and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. Premium cable services offered on a per-channel or per-program basis remain unregulated. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which expires in 2002.

     As noted above, Federal Communications Commission regulation of cable programming service tier rates for all systems, regardless of size, expired pursuant to the 1996 Telecom Act on March 31, 1999. As a result, the regulatory requirements just discussed are now essentially applicable only to the basic service tier and cable equipment. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the Federal Communications Commission.

     CABLE ENTRY INTO TELECOMMUNICATIONS. The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The Federal Communications Commission clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, but a recent decision by the 11th Circuit Court of Appeals disagreed and suggested that Internet traffic is neither cable service nor telecommunications service and might leave cable attachments that carry Internet traffic ineligible for Pole Attachment Act protections. This decision could lead to substantial increases in pole attachment rates, and certain utilities have already proposed vastly higher pole attachment rates based in part on the existing court decision. The

United States Supreme Court is now reviewing this decision, and the Eleventh Circuit mandate has been stayed pending Supreme Court action.

     Cable entry into telecommunications will be affected by the rulings and regulations implementing the 1996 Telecom Act, including the rules governing interconnection. A cable operator offering telecommunications generally needs efficient interconnection with other telephone companies to provide a viable service. A number of details designed to facilitate interconnection are subject to ongoing regulatory and judicial review, but the basic obligation of incumbent telephone companies to interconnect with competitors, such as cable companies offering telephone service, is well established. Even so, the economic viability of different interconnection arrangements can be greatly affected by regulatory changes. Consequently, we cannot predict whether reasonable interconnection terms will be available in any particular market we may choose to enter.

     INTERNET SERVICE. Although there is at present no significant federal regulation of cable system delivery of Internet services, and the Federal Communications Commission has issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the Federal Communications Commission and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. The Federal Communications Commission recently rejected a petition by certain Internet service providers attempting to use existing access rules designed for video programming service providers to gain access to cable system delivery. The Federal Trade Commission and the Federal Communications Commission recently imposed certain "open-access" requirements on Time Warner and AOL in connection with their merger, but those requirements are not applicable to other cable operators.

     Some states and local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers and a few local jurisdictions have adopted these requirements. In June 2000, the Federal Court of Appeals for the Ninth Circuit rejected an attempt by the City of Portland, Oregon to impose mandatory Internet access requirements on the local cable operator. In reversing a contrary ruling by the lower court, the Ninth Circuit court held that Internet service was not a cable service, and therefore could not be subject to local cable franchising. At the same time, the Court suggested that at least the transport component of broadband Internet service could be subject to regulation as a "telecommunications" service. Although regulation of this form of telecommunications service would presumably be reserved for the Federal Communications Commission (which has so far resisted requests for active regulation), some states may argue that they are entitled to impose "open-access" requirements pursuant to their authority over intrastate telecommunications. In addition, some local governments may argue that a cable operator must secure a local telecommunications franchise before providing Internet service.

     In response to the Ninth Circuit decision, the Federal Communications Commission has initiated a new proceeding to categorize cable-delivered Internet service and perhaps establish an appropriate regulatory scheme. The Ninth Circuit decision is the leading case on cable-delivered Internet service at this point, but the Federal District Court for the Eastern District of Virginia reached a similar deregulatory result in a May 2000 ruling, albeit using a different legal analysis. It concluded that broadband Internet service was a cable service, but that multiple provisions of the Telecommunications Act preempted local regulation. A Federal district court in Florida recently addressed a similar "open-access" requirement in a local franchise and struck down the requirement as unconstitutional. There are other instances where "open-access" requirements have been imposed and judicial challenges are pending. If regulators are allowed to impose Internet access requirements on cable operators, it could burden the capacity of cable systems and complicate our own plans for providing Internet service.

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

     Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system (OVS). To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the Federal Communications Commission's open video system rules, including its preemption of local franchising. The Federal Communications Commission subsequently revised its OVS rules to eliminate this general preemption, thereby leaving franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

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

     Pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the Federal Communications Commission has adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. District Court of Appeals upheld this statutory restriction, and the Federal Communications Commission has now ruled that AT&T must divest certain properties to come into compliance. The Federal Communications Commission's implementation of ownership restrictions is currently subject to judicial review.

     MUST CARRY/RETRANSMISSION CONSENT. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between "must carry" status or "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the Federal Communications Commission determines that cable systems must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new internet and telecommunications offerings. The Federal Communications Commission tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of the tentative conclusion.

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

     ACCESS TO PROGRAMMING. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. This prohibition is scheduled to expire in October 2002, unless the Federal Communications Commission determines that an extension is necessary to protect competition and diversity. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially-delivered programming to the program access requirements. Terrestrially-delivered programming is programming delivered other than by satellite. These changes should not have a dramatic impact on us, but would limit potential competitive advantages we now enjoy. Pursuant to the Satellite Home Viewer Improvement Act, the Federal Communications Commission has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

     INSIDE WIRING; SUBSCRIBER ACCESS. In an order issued in 1997, the Federal Communications Commission established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The Federal Communications Commission has also proposed terminating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the Federal Communications Commission has preempted restrictions on the deployment of private antenna on rental property within the exclusive use of a tenant, such as balconies and patios. This Federal Communications Commission ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

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

     - tower marking and lighting,

     - consumer protection and customer service standards,

     - technical standards,

     - consumer electronics equipment compatibility, and

     - emergency alert systems.

     The Federal Communications Commission recently ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors. The first phase implementation date was July 1, 2000. Compliance was technically and operationally difficult in some locations, so we and several other cable operators filed a request at the Federal Communications Commission that the requirement be waived in those systems. The request resulted in a temporary deferral of the compliance deadline for those systems.

     The Federal Communications Commission recently initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the Commission's review of the AOL-Time Warner merger, is in its earliest stages, but is yet another expression of regulatory concern regarding control over cable capacity.

     COPYRIGHT. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The U.S. Copyright Office recently adopted an industry agreement providing for a modest increase in the copyright royalty rates. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

     STATE AND LOCAL REGULATION. Cable systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

     The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states, including Connecticut, subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming. Certain states are considering the imposition of new broadly applied telecommunications taxes.

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, such local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, most franchises have been renewed for and consents have been granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

     Under the 1996 Telecom Act, states and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services, except for certain "competitively neutral" requirements and as necessary to manage the public rights-of-way. This law should facilitate entry into competitive telecommunications services, although certain jurisdictions still may attempt to impose rigorous entry requirements. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services.

EMPLOYEES

     During 2000, pursuant to mutual services agreement between Charter Communications Inc. and Charter Investment, Inc., Charter Investment leased the necessary personnel and provided services to Charter Communications, Inc. to manage Charter Communications Holding Company and its subsidiaries. Effective January 1, 2001, Charter Investment personnel became employees of Charter Communications Holding Company and the mutual services agreement was amended to add Charter Communications Holding Company as a party and provide that both Charter Investment and Charter Communications Holding Company will provide services to Charter Communications, Inc. on a cost reimbursement basis.

     Charter Communications, Inc. currently has only fifteen employees, all of whom are senior management. The corporate office also includes employees of Charter Communications Holdings Company. The corporate officers are responsible for coordinating and overseeing our operations, including certain critical functions, such as marketing and engineering, that are conducted by personnel at the regional and local system level. The corporate office also performs certain financial control functions such as accounting, finance and acquisitions, payroll and benefit administration, internal audit, purchasing and programming contract administration on a centralized basis.

     As of December 31, 2000, our operating subsidiaries had approximately 13,490 full-time equivalent employees of which approximately 300 were represented by collective bargaining agreements. We believe we have a good relationship with our employees and have never experienced a work stoppage.

ITEM 2.  PROPERTIES

     Our principal physical assets consist of a cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable television systems.

     Our cable television plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches. We own or lease real property for signal reception sites and business offices in many of the communities served by our systems and for our principal executive offices. We own most of our service vehicles.

     Our subsidiaries own or lease the real property and buildings for our regional data and call centers and our regional and divisional administrative offices. Our subsidiaries generally have leased space for business offices throughout our operating regions, although an increasing number of our systems are now purchasing property for system offices. Our headend locations are generally located on owned or leased parcels of land, and we generally own the towers on which our equipment is located. We plan to purchase real property in May 2001 for our corporate office.

     We believe that our properties are in good operating condition and are suitable for our business operations.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such matters, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The owner of our Class B common stock voted to amend Charter's Restated Certificate of Incorporation on October 24, 2000 to become a member of Cable Sports Southeast, LLC and a shareholder of High-Speed Access Corp. In accordance with the certificate of incorporation of Charter Communications, Inc., these matters were voted on by the holders of Class B common stock only. Mr. Allen is the sole holder of our Class B common stock.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

     Our Class A common stock is quoted on the Nasdaq National Market System under the ticker symbol "CHTR."

              QUARTERLY MARKET INFORMATION -- CLASS A COMMON STOCK

2000                                                           HIGH        LOW
----                                                          -------    -------
First quarter...............................................  $22.625    $14.000
Second quarter..............................................  $16.563    $10.000
Third quarter...............................................  $17.063    $12.375
Fourth quarter..............................................  $24.188    $16.188

1999                                                           HIGH        LOW
----                                                          -------    -------
Fourth quarter*.............................................   27.750     19.500

---------------
* We completed our initial public offering of Class A common stock on November 8, 1999. The initial public offering price per share was $19.00.

(B) HOLDERS

     As of February 26, 2000, there were approximately 2,773 holders of our Class A common stock (representing an aggregate of approximately 176,045 beneficial holders) and one holder of our Class B common stock. No preferred stock is outstanding.

(C) DIVIDENDS

     There have been no stock dividends paid on any of our equity securities. We do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our business. Charter Communications Holding Company is required under certain circumstances to pay distributions pro rata to all holders of its common membership units, including us, to the extent necessary for any holder of common membership units to pay income taxes incurred with respect to its share of taxable income attributed to Charter Communications Holding Company. Covenants in the indentures and credit agreements governing the debt obligations of Charter Communications Holdings and its subsidiaries restrict their ability to make distributions to us, and accordingly, limit our ability to declare or pay cash dividends.

(D) RECENT SALES OF UNREGISTERED SECURITIES

     On February 14, 2000, we purchased Bresnan Communications Company Limited Partnership for a total purchase price of approximately $3.1 billion, consisting of approximately $1.1 billion in cash, $1.0 billion in Class C membership units in Charter Communications Holding Company and Class A membership units in CC VII, LLC that are exchangeable for Charter Communications, Inc. Class A common stock, and $963.3 million in assumed debt. The Bresnan sellers have unlimited "piggyback" registration rights and up to four "demand" registration rights with respect to the Class A common stock issued in exchange for the membership units in Charter Communications Holding Company and CC VII, LLC. The demand registration rights must be exercised with respect to tranches of Class A common stock worth at least $40 million at the time of notice of demand or at least $60 million at the initial public offering price. The above securities were offered and sold by Charter in reliance upon the exemption from registration pursuant to
Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

                                         CHARTER COMMUNICATIONS PROPERTIES
                                                      HOLDINGS                        CHARTER COMMUNICATIONS, INC.
                                         ----------------------------------   ---------------------------------------------
                                              YEAR ENDED                                               YEAR ENDED
                                             DECEMBER 31,          1/1/98       12/24/98              DECEMBER 31,
                                         ---------------------    THROUGH       THROUGH      ------------------------------
                                           1996        1997       12/23/98      12/31/98         1999             2000
                                         ---------   ---------   ----------   ------------   -------------   --------------
                                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations:
  Revenues.............................   $14,881     $18,867     $ 49,731     $   13,713     $ 1,428,244     $  3,249,222
                                          -------     -------     --------     ----------     -----------     ------------
Operating Expenses:
  Operating, general and
    administrative.....................     8,123      11,767       25,952          7,134         737,957        1,651,353
  Depreciation and amortization........     4,593       6,103       16,864          8,318         745,315        2,473,082
  Option compensation expense..........        --          --           --            845          79,979           40,978
  Management fees/corporate expense
    charges............................       446         566        6,176            473          51,428           55,243
                                          -------     -------     --------     ----------     -----------     ------------
  Total operating expenses.............    13,162      18,436       48,992         16,770       1,614,679        4,220,656
                                          -------     -------     --------     ----------     -----------     ------------
Income (loss) from operations..........     1,719         431          739         (3,057)       (186,435)        (971,434)
Interest expense.......................    (4,415)     (5,120)     (17,277)        (2,353)       (477,799)      (1,059,130)
Interest income........................        20          41           44            133          34,467            7,348
Loss on equity investments.............        --          --           --             --              --          (19,262)
Other income (expense).................       (47)         25         (728)            --          (8,039)         (12,467)
                                          -------     -------     --------     ----------     -----------     ------------
Income (loss) before income taxes and
  minority interest....................    (2,723)     (4,623)     (17,222)        (5,277)       (637,806)      (2,054,945)
Income tax expense.....................        --          --           --             --          (1,030)              --
                                          -------     -------     --------     ----------     -----------     ------------
Income (loss) before minority
  interest.............................    (2,723)     (4,623)     (17,222)        (5,277)       (638,836)      (2,054,945)
                                          -------     -------     --------     ----------     -----------     ------------
Minority interest in loss of
  subsidiary...........................        --          --           --          5,275         572,607        1,226,295
                                          -------     -------     --------     ----------     -----------     ------------
Net income (loss)......................   $(2,723)    $(4,623)    $(17,222)    $       (2)    $   (66,229)    $   (828,650)
                                          -------     -------     --------     ----------     -----------     ------------
Loss per common share, basic and
  diluted..............................       N/A         N/A          N/A     $    (0.04)    $     (2.22)    $      (3.67)
                                          -------     -------     --------     ----------     -----------     ------------
Weighted-average common shares
  outstanding..........................       N/A         N/A          N/A         50,000      29,811,202      225,697,775
                                          -------     -------     --------     ----------     -----------     ------------
Balance sheet data (at end of
  period)..............................
Total assets...........................   $67,994     $55,811     $281,969     $4,335,527     $18,966,507     $ 23,043,566
Total debt.............................    59,222      41,500      274,698      2,002,206       8,936,455       13,060,455
Minority interest......................        --          --           --      2,146,549       5,381,331        4,089,329
Redeemable securities..................        --          --           --             --         750,937        1,104,327
Member's equity (deficit)/Shareholders'
  equity...............................     2,648      (1,975)      (8,397)           830       3,011,079        3,123,204

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to the "Certain Trends and Uncertainties" section below in this Management's Discussion and Analysis for a discussion of important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of Charter Communications, Inc. as of and for the years ended December 31, 2000 and 1999 and for the period from December 24, 1998 through December 31, 1998 and the audited consolidated financial statements of Charter Communications Properties Holdings, LLC (CCPH) for the period from January 1, 1998 through December 23, 1998.

INTRODUCTION

     We do not believe that our historical financial condition and results of operations are accurate indicators of future results because of certain significant past events. Those events include numerous mergers, acquisitions, and debt financing transactions over the last few years and our initial public stock offering in November 1999.

ORGANIZATIONAL HISTORY

     Our organizational structure is very complex and is described in more detail in the forepart of this Form 10-K. Prior to the acquisition of the Charter companies by Mr. Allen on December 23, 1998 and the merger of Marcus Holdings with and into Charter Holdings effective April 7, 1999, the cable systems of the Charter and Marcus companies were operated under four groups of companies. Three of these groups were comprised of companies that were managed by Charter Investment and in which Charter Investment had an ownership interest. The fourth group was comprised of companies that were subsidiaries of Marcus Holdings which Charter Investment began managing in October 1998.

THE CHARTER COMPANIES

     Prior to the acquisition by Mr. Allen, the Charter companies were as follows:

     (1) CCPH

             CCPH was a wholly owned subsidiary of Charter Investment. The primary subsidiary of CCPH, which owned the cable systems, was Charter Communications Properties, LLC. On May 20, 1998, CCPH acquired certain cable systems from Sonic Communications, Inc. for a total purchase price, net of cash acquired, of $228.4 million, including $60.9 million of assumed debt. In connection with Mr. Allen's acquisition on December 23, 1998, CCPH was merged out of existence, and Charter Communications Properties became a direct, wholly owned subsidiary of Charter Investment.

     (2) CCA Group

             The controlling interests in CCA Group were held by affiliates of Kelso & Co., and Charter Investment had only a minority interest. Effective December 23, 1998, prior to Mr. Allen's acquisition, Charter Investment acquired from the Kelso affiliates the interests the Kelso affiliates held in CCA Group. Later, the operating companies comprising CCA Group became wholly owned subsidiaries of Charter Investment.

     (3) CharterComm Holdings, LLC

             The controlling interests in CharterComm Holdings were held by affiliates of Charterhouse Group International Inc., and Charter Investment had only a minority interest. Effective December 23, 1998, prior to Mr. Allen's acquisition, Charter Investment acquired from the Charterhouse Group affiliates the interests the Charterhouse Group affiliates held in CharterComm Holdings. Consequently, CharterComm Holdings became a wholly owned subsidiary of Charter Investment.

     The cable systems were owned by the various subsidiaries of CharterComm Holdings. In connection with Mr. Allen's acquisition of us on December 23, 1998, some of the non-operating subsidiaries, including CharterComm Holdings were merged out of existence.

     The acquisition by Mr. Allen became effective on December 23, 1998, through a series of transactions in which Mr. Allen acquired approximately 94% of the equity interests of Charter Investment for an aggregate purchase price of $2.2 billion, excluding $2.0 billion in assumed debt. CCPH and the operating companies that formerly comprised CCA Group and CharterComm Holdings were contributed to Charter Operating subsequent to Mr. Allen's acquisition. CCPH is deemed to be our predecessor. Consequently, the contribution of CCPH was accounted for as a reorganization under common control. Accordingly, our results of operations for periods prior to and including December 23, 1998 include the accounts of CCPH. The contributions of the operating companies that formerly comprised CCA Group and CharterComm Holdings were accounted for in accordance with purchase accounting. Accordingly, our results of operations for periods after December 23, 1998 include the accounts of CCPH, CCA Group and CharterComm Holdings.

     In February 1999, Charter Holdings was formed as a wholly owned subsidiary of Charter Investment, and Charter Operating was formed as a wholly owned subsidiary of Charter Holdings. All of Charter Investment's direct interests in the entities described above were transferred to Charter Operating. All of the prior management agreements were terminated, and a single new management agreement was entered into between Charter Investment and Charter Operating to cover all of the subsidiaries.

     In May 1999, Charter Communications Holding Company was formed as a wholly owned subsidiary of Charter Investment. All of Charter Investment's interests in Charter Holdings were transferred to Charter Communications Holding Company.

     In July 1999, Charter Communications, Inc. was formed as a wholly owned subsidiary of Charter Investment.

     In November 1999, Charter Communications, Inc. conducted its initial public offering. In the initial public offering, substantially all of the equity interests in Charter Communications, Inc. were sold to the public, and less than 1% of its equity interests were sold to Mr. Allen. Charter Communications, Inc. contributed substantially all of the proceeds of its initial public offering to Charter Communications Holding Company, which issued membership units to Charter Communications, Inc. In November 1999, the management agreement between Charter Investment and Charter Operating was amended and assigned from Charter Investment to Charter Communications, Inc. Also in November 1999, Charter Communications Holding Company sold membership units to Vulcan Cable III.

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

ACQUISITIONS

     Since January 1, 1999, we completed sixteen acquisitions for an aggregate purchase price of $14.3 billion including aggregate cash payments of $9.1 billion, $3.3 billion of assumed debt and $1.9 billion of equity interests issued. These acquisitions were funded through the issuance of stock and long-term debt, bank borrowings and internally generated funds. In 2000, we transferred the cable systems we acquired in three of those acquisitions (Fanch, Falcon and Avalon) to Charter Holdings. All acquisitions were accounted for under the purchase method of accounting and results of operations were included in our consolidated financial statements from their respective dates of acquisition.

     The following table sets forth information on our acquisitions in 1999 and 2000.

                                                      PURCHASE PRICE (IN MILLIONS)                         REVENUES SINCE
                                                ----------------------------------------                  ACQUISITION DATE
                                  ACQUISITION    CASH    ASSUMED   SECURITIES     TOTAL     ACQUIRED    ---------------------
                                     DATE        PAID     DEBT       ISSUED       PRICE     CUSTOMERS     1999        2000
                                  -----------   ------   -------   ----------    -------    ---------   --------   ----------
                                                                                                           (IN THOUSANDS)
Renaissance.....................      4/99      $  348   $  111          --      $   459      134,000   $ 42,032   $   70,312
American Cable..................      5/99         240       --          --          240       69,000     24,904       42,151
Greater Media Systems...........      6/99         500       --          --          500      176,000     32,313       95,988
Helicon.........................      7/99         410      115          25(a)       550      171,000     35,658       89,872
Vista...........................      7/99         126       --          --          126       26,000      5,751       14,253
Cable Satellite.................      8/99          22       --          --           22        9,000      1,917        4,750
Rifkin..........................      9/99       1,200      128         133(b)     1,461      463,000     67,514      236,370
InterMedia......................     10/99         873       --          --          873(c)   278,000     54,850      229,489
Fanch...........................     11/99       2,400       --          --        2,400      535,600     32,281      266,031
Falcon..........................     11/99       1,250    1,700         550(d)     3,500      977,200     56,051      456,999
Avalon..........................     11/99         558      274          --          832      270,800     13,929      124,068
                                                ------   ------      ------      -------    ---------
    Total -- 1999
      Acquisitions..............                $7,927   $2,328      $  708      $10,963    3,109,600
Interlake.......................      1/00          13       --          --           13        6,000         --        1,713
Bresnan.........................      2/00       1,100      963       1,015(e)     3,078      695,800         --      297,080(g)
Capital Cable...................      4/00          60       --          --           60       23,200         --        7,513
Farmington......................      4/00          15       --          --           15        5,700         --        1,571
Kalamazoo.......................      9/00          --       --         171(f)       171       50,700         --        7,360
                                                ------   ------      ------      -------    ---------   --------   ----------
    Total -- 2000
      Acquisitions..............                $1,188   $  963      $1,186      $ 3,337      781,400
    Total -- 1999 & 2000
      Acquisitions..............                $9,115   $3,291      $1,894      $14,300    3,891,000   $367,200   $1,945,520
                                                ======   ======      ======      =======    =========   ========   ==========

---------------
(a) Purchase price component represents a preferred limited liability interest of Charter-Helicon, LLC, a direct wholly owned subsidiary.

(b) Purchase price component relates to equity in Charter Communications Holding Company.

(c) As part of this transaction, we agreed to "swap" some of our non-strategic cable systems serving customers in Indiana, Montana, Utah & Northern Kentucky. At the closing we retained a cable system located in Indiana for which we were unable to timely obtain necessary regulatory approvals of the system transfer. Such approval was subsequently obtained and the Indiana system assets were transferred in March 2000. This transaction, including the transfer of the retained Indiana system, resulted in a net increase of 273,300 customers.

(d) Purchase price component relates to common membership units in Charter Communications Holding Company issued to certain of the Falcon sellers.

(e) Purchase price component is comprised of $385 million in equity in Charter Communications Holding Company and $630 million of equity in CC VIII.

(f) In connection with this transaction, we acquired all of the outstanding stock of Cablevision of Michigan in exchange for 11,173,376 shares of Charter's Class A common stock.

(g) Includes revenues of approximately $.6 million related to the cable systems acquired by Bresnan since December 31, 1999.

PENDING AT&T TRANSACTIONS

     In February 2001, we entered into several agreements with AT&T Broadband, LLC involving several strategic cable system transactions that will result in a net addition of approximately 512,000 customers for the Charter cable systems. In the pending AT&T transactions, we expect to acquire cable systems from AT&T Broadband serving approximately 574,000 customers in Missouri, Alabama, Nevada and California for a total of $1.79 billion. A portion of the purchase price will consist of Charter cable systems valued at $249 million serving approximately 62,000 customers in Florida. Of the balance of the purchase price, up to $501.5 million will be paid in Class A common stock and the remainder will be paid in cash. Charter Holdings and Charter Capital have a commitment for a bridge loan from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Credit Partners LP for temporary financing of the cash portion of the purchase price. See "-- Financing Activities." We expect to obtain permanent financing through one or more debt or equity financing transactions or a combination thereof. The acquisition transactions are expected to close in the second and/or third quarters of 2001, subject to certain closing conditions and regulatory review.

OVERVIEW OF OPERATIONS

     Approximately 87% of our revenues for the year ended December 31, 2000 are attributable to monthly subscription fees charged to customers for our basic, expanded basic, premium and digital cable television programming services, Internet access through television-based service, dial-up telephone modems and high-speed cable modem service, equipment rental and ancillary services provided by our cable systems. The remaining 13% of revenue is derived from installation and reconnection fees charged to customers to commence or reinstate service, pay-per-view programming, where users are charged a fee for individual programs requested, advertising revenues and commissions related to the sale of merchandise by home shopping services and franchise revenues. We have generated increased revenues in each of the past three years, primarily through customer growth from acquisitions, internal customer growth, basic and expanded tier rate increases and revenues from new services and products.

     Our expenses primarily consist of operating costs, general and administrative expenses, depreciation and amortization expense, interest expense and management fees/corporate expense charges. Operating costs primarily include programming costs, cable service related expenses, marketing and advertising costs, franchise fees and expenses related to customer billings.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentages of revenues that items in the statements of operations constitute for the indicated periods (dollars in thousands).

                                    CHARTER
                                 COMMUNICATIONS
                              PROPERTIES HOLDINGS                        CHARTER COMMUNICATIONS, INC.
                              --------------------      --------------------------------------------------------------
                                     PERIOD                  PERIOD
                                JANUARY 1, 1998         DECEMBER 24, 1998        YEAR ENDED            YEAR ENDED
                                TO DECEMBER 23,          TO DECEMBER 31,        DECEMBER 31,          DECEMBER 31,
                                      1998                    1998                  1999                  2000
                              --------------------      -----------------    ------------------    -------------------
STATEMENTS OF OPERATIONS:
Revenues....................   $ 49,731     100.0%      $13,713    100.0%    $1,428,244   100.0%   $ 3,249,222   100.0%
Operating expenses:
  Operating, general and
    administrative costs....     25,952      52.2%        7,134     52.0%       737,957    51.7%     1,651,353    50.8%
  Deprecation and
    Amortization............     16,864      33.9%        8,318     60.7%       745,315    52.2%     2,473,082    76.1%
  Option compensation
    expense.................         --        --           845      6.2%        79,979     5.6%        40,978     1.3%
  Management fees/corporate
    expense charges.........      6,176      12.4%          473      3.4%        51,428     3.6%        55,243     1.7%
                               --------     -----       -------    -----     ----------   -----    -----------   -----
Total operating expenses....     48,992      98.5%       16,770    122.3%     1,614,679   113.1%     4,220,656   129.9%
                               --------     -----       -------    -----     ----------   -----    -----------   -----
Income (loss) from
  operations................        739       1.5%       (3,057)   (22.3)%     (186,435)  (13.1)%     (971,434)  (29.9)%
Interest expense............    (17,277)    (34.7)%      (2,353)   (17.2)%     (477,799)  (33.5)%   (1,059,130)  (32.6)%
Interest income.............         44        .1%          133      1.0%        34,467     2.4%         7,348      .2%
Loss on equity
  investments...............         --        --            --       --             --      --        (19,262)    (.6)%
Other income (expense)......       (728)     (1.5)%          --       --         (8,039)    0.6%       (12,467)    (.4)%
                               --------     -----       -------    -----     ----------   -----    -----------   -----
Loss before taxes and
  minority interest.........    (17,222)    (34.6)%      (5,277)   (38.5)%     (637,806)  (44.7)%   (2,054,945)  (63.2)%
                               --------     -----       -------    -----     ----------   -----    -----------   -----
Income Tax Expense..........         --        --            --       --         (1,030)     --             --      --
Minority interest in loss of
  subsidiary................         --        --         5,275     38.5%       572,607    40.1%     1,226,295    37.7%
                               --------     -----       -------    -----     ----------   -----    -----------   -----
Net Loss....................   $(17,222)    (34.6)%     $    (2)     0.0%    $  (66,229)   (4.6)%  $  (828,650)  (25.5)%
                               ========     =====       =======    =====     ==========   =====    ===========   =====

FISCAL 2000 COMPARED TO FISCAL 1999

     REVENUES. Revenues increased by $1,821.0 million or 127% from $1,428.2 million in 1999 to $3,249.2 million in 2000. System operations acquired after January 1, 1999 accounted for $1,578.3 million or 87% of the increase in 2000, while systems acquired before January 1, 1999 accounted for $242.7 million or 13%. Revenues by service offering are as follows (dollars in thousands):

                                     2000                    1999
                             ---------------------   ---------------------
                                            % OF                    % OF                    %
                              BALANCE     REVENUES    BALANCE     REVENUES     CHANGE     CHANGE
                             ----------   --------   ----------   --------   ----------   ------
Basic......................  $2,249,339      69%     $1,002,954      70%     $1,246,385    124%
Premium....................     226,598       7%        124,788       9%        101,810     82%
Pay-per-view...............      28,590       1%         27,537       2%          1,053      4%
Digital....................      91,115       3%          8,299      .5%         82,816    998%
Data services..............      63,330       2%         10,107      .5%         53,223    527%
Advertising sales..........     220,205       7%         71,997       5%        148,208    206%
Other......................     370,045      11%        182,562      13%        187,483    103%
                             ----------     ---      ----------     ---      ----------
                             $3,249,222     100%     $1,428,244     100%     $1,820,978
                             ==========     ===      ==========     ===      ==========

     In 2000, we added 898,300 basic customers from 5,452,600 to 6,350,900, of which approximately 741,100 was a result of acquisitions. The remaining 157,200 relates to internal growth, which is an increase of approximately 2.5% compared to the prior year on a pro forma basis.

     Premium units increased by 2,094,700 from 2,844,400 to 4,939,100, of which approximately 300,100 was a result of acquisitions. The remaining increase of 1,794,600 is the result of aggressive marketing and pricing of premium products related to upgrades.

     In 2000, we added 943,300 digital customers from 126,200 to 1,069,500. Of the total increase, approximately 29,200 was the result of acquisitions and 914,100 was the result of internal growth or upgrades. The pace of growth increased throughout the year as we upgraded our systems. We surpassed our expectations throughout the year, with an average of 17,500 digital installations per week during 2000 which increased to 40,000 digital installations per week in December 2000. Growth was a result of intense marketing efforts and strong demand for this service.

     Data customers increased by 180,400 from 72,000 to 252,400 of which 12,400 was the result of acquisitions and 168,000 was the result of internal growth. Our system upgrades facilitated interactive capability necessary to offer high speed interactive service. Growth in data services was also the result of strong marketing efforts coupled with increased demand for such services.

     Advertising revenues increased $148.2 million from $72.0 million in 1999 to $220.2 million in 2000 of which approximately $101.8 million was the result of operations acquired after January 1, 1999. In addition, as a result of our rebuild efforts, we experienced increased capacity due to expanded channel line-ups and thus, increased advertising. The significant level of political campaign advertising in 2000 also contributed to increased advertising revenues.

     OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased by $913.4 million from $738.0 million in 1999 to $1,651.4 million in 2000. System operations acquired after January 1, 1999 accounted for $813.8 million or 89% of the increase in 2000 while systems acquired before January 1, 1999 accounted for $99.6 million or 11%. Key expense components as a percentage of revenues are as follows (dollars in thousands):

                                        2000                   1999
                                ---------------------   -------------------
                                               % OF                  % OF                  %
                                 BALANCE     REVENUES   BALANCE    REVENUES    CHANGE    CHANGE
                                ----------   --------   --------   --------   --------   ------
Programming...................  $  736,043      23%     $330,754      23%     $405,289    123%
General and Administrative....     543,865      17%      237,480      17%      306,385    129%
Service.......................     192,603       6%       99,486       7%       93,117     94%
Marketing.....................      63,789       2%       23,447       2%       40,342    172%
Advertising sales.............      56,499       2%       31,281       2%       25,218     81%
Other.........................      58,554       2%       15,509       1%       43,045    278%
                                ----------              --------              --------
                                $1,651,353              $737,957              $913,396
                                ==========              ========              ========

     Of the $405.3 million increase in programming, approximately $355.7 million or 88% relates to operations acquired after January 1, 1999. The remaining $49.6 million increase is due to continued inflationary or negotiated increases, particularly in sports programming, coupled with increased channel capacity. The increase in general and administrative costs of $306.4 million reflects an increase of $275.0 million or 90% related to operations acquired after January 1, 1999. The remaining increase of $31.4 million is due to increases in corporate and regional resources to support our growth. Service expenses increased $93.1 million, of which $87.0 million or 93% relates to operations acquired after January 1, 1999 and $6.1 million or 7% is a result of internal growth. Marketing expenses increased $40.3 million to $63.8 million in 2000, of which approximately $20.1 million or 50% relates to operations acquired after January 1, 1999. The remaining increase of $20.2 million relates to promotions of advanced product offerings, including Charter Digital Cable and TV-based high speed internet service. Advertising expenses increased $25.2 million, of which the majority relates to operations acquired after January 1, 1999. Other operating expenses increased by $43.0 million from $15.5 million in 1999 to $58.6 million in 2000, of which the majority relates to operations acquired after January 1, 1999.

     MANAGEMENT FEES/CORPORATE EXPENSE CHARGES. Corporate expense charges increased by $3.8 million from $51.4 million in 1999 to $55.2 million in 2000. The increase was primarily a result of continued growth from acquisitions.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $1,727.8 million from $745.3 million in 1999 to $2,473.1 million in 2000. This increase was due to a full year of expense on the fixed assets and franchises of our 1999 acquisitions, a partial year of expense on 2000 acquisitions and capital expenditures of $2.8 billion to rebuild and upgrade our cable systems in 2000. Related to the rebuild and upgrade of our plant, the useful lives of certain depreciable assets were shortened. As a result, an additional $508.5 million of depreciation expense was recorded during 2000. These increases were partially offset by the elimination of depreciation and amortization expense related to dispositions of cable systems.

     OPTION COMPENSATION EXPENSE. Option compensation expense decreased by $39.0 million from $80.0 million in 1999 to $41.0 million in 2000. The expense relates to option grants at the time of our initial public offering at prices less than the estimated fair market value of our stock resulting in compensation expense to be accrued over the vesting period of the options.

     INTEREST EXPENSE. Interest expense increased by $581.3 million from $477.8 million in 1999 to $1,059.1 million in 2000. The increase in interest expense was a result of increased average debt outstanding in 2000 of $12,281.2 million compared to $7,108.5 million in 1999, coupled with an increase in our average borrowing rate of .66% from 8.36% in 1999 to 9.02% in 2000. The increased debt was used for acquisitions, capital expenditures and for other corporate purposes.

     INTEREST INCOME. Interest income decreased by $27.1 million from $34.5 million in 1999 to $7.3 million in 2000. The decrease in interest income was a result of lower cash on hand in 2000 due to required credit facility draw downs in 1999 which were not required in 2000.

     LOSS ON EQUITY INVESTMENTS. The loss in 2000 was primarily due to losses of $7.5 million on investments carried under the equity method of accounting and other than temporary losses of $11.8 million on investments carried under the cost method.

     MINORITY INTEREST IN LOSS OF SUBSIDIARY. Minority interest in loss of subsidiary represents the allocation of losses to the minority interest in loss of subsidiary based on ownership of Charter Communications Holding Company and the 2% accretion of the preferred membership units in an indirect subsidiary of Charter Holdings issued to certain Bresnan sellers. These membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter Communications, Inc.

     NET LOSS. Net loss increased by $762.5 million from $66.2 million in 1999 to $828.7 million in 2000 as a result of the combination of factors discussed above.

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

     DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased by $728.5 million, from $16.9 million, for the period from January 1, 1998 through December 23, 1998 to $745.3 million in 1999. There was a significant increase in amortization expense resulting from the acquisitions of the CCA Group and CharterComm Holdings, Marcus Holdings and 1999 acquisitions. Additional depreciation and amortization expense from these entities included for the year ended December 31, 1999 were $346.3 million, $203.5 million and $195.1 million, respectively. The increases were offset by the elimination of depreciation and amortization expense related to disposition of cable systems.

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

     INTEREST INCOME. Interest income increased by $34.4 million, from $.04 million for the period from January 1, 1998 through December 23, 1998 to $34.5 million in 1999. The increase was primarily due to investing excess cash that resulted from required credit facilities drawdowns, the initial public offering and the sale of the March 1999 Charter Holdings notes.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our business requires significant cash to fund acquisitions, capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, borrowings under our credit facilities and debt and equity transactions. Our cash flows from operating activities were $1.1 billion, $479.9 million and $22.6 million in 2000, 1999 and 1998, respectively. As of December 31, 2000, we have availability of $805.6 million under our bank credit facilities. Since January 1, 1999, we have incurred significant additional debt to fund our capital expenditures and growth through acquisition. Our significant amount of debt may adversely affect our ability to obtain financing in the future and react to changes in our business. We anticipate incurring substantial additional debt in the future. Our credit facilities and other debt instruments contain various financial and operating covenants that could adversely impact our ability to operate our business, including restrictions on the ability of our operating subsidiaries to distribute cash to their parents. See "-- Certain Trends and Uncertainties -- Restrictive Covenants" for further information.

CAPITAL EXPENDITURES

     We have substantial ongoing capital expenditure requirements. We make capital expenditures primarily to upgrade, rebuild and expand our cable systems, as well as for system maintenance, the development of new products and services, and set-top terminals.

     Upgrading our cable systems will enable us to offer new products and services, including digital television, additional channels and tiers, expanded pay-per-view options, high-speed Internet access, video-on-demand, telephony and interactive services.

     We made capital expenditures, excluding acquisitions of cable systems, of $2.83 billion and $741.5 million for the years ended December 31, 2000 and 1999, respectively. The majority of these capital expenditures in 2000 relate to our accelerated rebuild and upgrade program and purchases of converters and were funded from cash flows from operations and borrowings under credit facilities.

     Excluding the pending AT&T transactions, for 2001, 2002 and 2003, we expect to spend a total of approximately $2.9 billion, $1.75 billion and $950,000, respectively, to upgrade and rebuild our systems in order to offer advanced services to our customers. In addition, we anticipate rebuild costs associated with the AT&T systems we expect to acquire to total approximately $350 million. In 2001, our capital expenditures will include extensions of systems, development of new products and services, purchases of converters, system improvements and the build out of six new advanced customer call centers in 2001. The amount that we spend on these types of capital expenditures will depend on the level of our growth in digital cable customers and in the delivery of other advanced services. We currently expect to finance the anticipated capital expenditures with cash generated from operations, additional borrowings under credit facilities, one or more debt or equity financings and borrowings under the 2001 senior bridge loan commitment described in "-- Financing Activities." Currently, our planned capital expenditures are funded through second quarter 2002. A projected $500 million to $750 million funding shortfall exists through late 2002 or early 2003 when we expect to become cash flow positive. If we borrow the full amount available under the bridge loan commitment, our planned capital expenditures are funded through the end of 2002 and our funding shortfall will be $300 million to $500 million through 2003. We expect to fund our projected shortfall with additional bank debt, high yield debt, or equity offerings or any combination thereof. The amount of this projected shortfall could increase if there is accelerated growth in digital cable customers or in the delivery of other advanced services.

     We cannot be sure that our anticipated levels of capital expenditures will be sufficient to accomplish our planned system upgrades, expansion and maintenance and to roll out advanced services or that we will be able to acquire necessary plant and equipment from vendors to complete our upgrade and rebuild on schedule. If we are not able to obtain financing sufficient to fund our planned upgrades and other capital expenditures, it could adversely affect our ability to offer new products and services and compete effectively, and could adversely affect our growth, financial condition and results of operations. See "-- Certain Trends and Uncertainties" for further information.

RECENT INVESTING ACTIVITIES

     HIGH SPEED ACCESS CORP. In December 2000, Vulcan Ventures, Inc., an entity controlled by Mr. Allen, and Charter Communications Ventures, LLC invested $38.0 million and $37.0 million, respectively, in exchange for 38,000 shares and 37,000 shares, respectively, of senior convertible preferred stock of High Speed Access. The preferred stock has a liquidation preference of $1,000 per share, in general, shares in dividends on High Speed Access common stock on an "as converted to common stock" basis and is convertible into common stock of High Speed Access at a conversion rate of $5.01875 per share of High Speed Access common stock, subject to certain adjustments. Vulcan Ventures and Charter Ventures were granted certain preemptive, first refusal, registration and significant board representation rights as part of the transaction.

FINANCING ACTIVITIES

     As of December 31, 2000, our total debt was approximately $13.1 billion. Actual debt outstanding at December 31, 2000 and pro forma for the issuance of the January 2001 Charter Holdings Notes described herein is summarized below (dollars in thousands):

                                                               ACTUAL        PRO FORMA
                                                             BALANCE AT      BALANCE AT
                                                            DECEMBER 31,    DECEMBER 31,
                                                                2000            2000
                                                            ------------    ------------
LONG TERM DEBT
Charter Communications, Inc.:
  5.75% Convertible Senior Notes, due 2005................  $   750,000     $   750,000
Charter Holdings:
  8.250% Senior Notes, due 2007...........................      600,000         600,000
  8.625% Senior Discount Notes, due 2009..................    1,500,000       1,500,000
  9.920% Senior Notes, due 2011...........................    1,475,000       1,475,000
  10.0% Senior Notes, due 2009............................      675,000         675,000
  10.25% Senior Notes, due 2010...........................      325,000         325,000
  11.75% Senior Discount Notes, due 2010..................      532,000         532,000
  10.75% Senior Notes, due 2009...........................           --         900,000
  11.125% Senior Notes, due 2011..........................           --         500,000
  13.5% Senior Discount Notes, due 2011...................           --         675,000
Senior Bridge Loan Facility...............................      272,500              --
Renaissance:
  10.00% Senior Discount Notes, due 2008..................      114,413         114,413
CC V Holdings -- Avalon:
  11.875% Senior Discount Notes, due 2006.................      179,750         179,750
Other long-term debt......................................        1,971           1,971

                                                               ACTUAL        PRO FORMA
                                                             BALANCE AT      BALANCE AT
                                                            DECEMBER 31,    DECEMBER 31,
                                                                2000            2000
                                                            ------------    ------------
CREDIT FACILITIES
Charter Operating.........................................    4,432,000       3,555,000
CC V -- Avalon............................................      213,000         213,000
CC VI -- Fanch............................................      895,000         825,000
CC VII -- Falcon..........................................    1,050,000         565,000
CC VIII -- Bresnan........................................      712,000         712,000
                                                            -----------     -----------
                                                             13,727,634      14,098,134
Unamortized discount......................................     (667,179)       (992,338)
                                                            -----------     -----------
                                                            $13,060,455     $13,105,796
                                                            ===========     ===========

     MARCH 1999 CHARTER HOLDINGS NOTES. In March 1999, Charter Holdings and Charter Communications Holdings Capital Corporation issued $3.6 billion principal amount of senior notes. The March 1999 Charter Holdings notes consisted of $600.0 million in aggregate principal amount of 8.250% senior notes due 2007, $1.5 billion in aggregate principal amount of 8.625% senior notes due 2009, and $1.475 billion in aggregate principal amount at maturity of 9.920% senior discount notes due 2011. The net proceeds of approximately $2.9 billion, combined with the borrowings under our credit facilities, were used to consummate tender offers for publicly held debt of several of our subsidiaries, as described below, to refinance borrowings under our previous credit facilities, for working capital purposes and to finance a number of acquisitions.

     As of December 31, 2000, a total of $2.1 billion was outstanding under the 8.250% notes and the 8.625% notes, and the accreted value of the outstanding 9.920% notes was $1.08 billion.

     JANUARY 2000 CHARTER HOLDINGS NOTES. In January 2000, Charter Holdings and Charter Communications Holdings Capital Corporation issued $1.5 billion principal amount of senior notes. The January 2000 Charter Holdings notes consisted of $675.0 million in aggregate principal amount of 10.00% senior notes due 2009, $325.0 million in aggregate principal amount of 10.25% senior notes due 2010, and $532.0 million in aggregate principal amount at maturity of 11.75% senior discount notes due 2010. The net proceeds of approximately $1.25 billion were used to consummate change of control offers for certain of the Falcon, Avalon and Bresnan notes and debentures.

     As of December 31, 2000, $1.0 billion of the January 2000 Charter Holdings 10.00% and 10.25% senior notes were outstanding, and the accreted value of the 11.75% senior discount notes was approximately $335.5 million.

     CHARTER OPERATING CREDIT FACILITIES. The Charter Operating credit facilities provide for two term facilities, one with a principal amount of $1.0 billion that matures in September 2007 (Term A), and the other with a principal amount of $2.45 billion that matures in March 2008 (Term B). The Charter Operating credit facilities also provide for a $1.25 billion revolving credit facility with a maturity date in September 2007 and, at the option of the lenders, supplemental credit facilities in the amount of $400.0 million available until March 18, 2002. Amounts under the Charter Operating credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% (8.39% to 9.27% as of December 31, 2000). A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of Term A and the revolving credit facility. As of December 31, 2000, outstanding borrowings were approximately $4.4 billion, and the unused availability was $268.0 million.

     RENAISSANCE NOTES. In connection with the acquisition of Renaissance in April 1999, the Company assumed $163.2 million principal amount at maturity of 10% senior discount notes due 2008. The Renaissance notes do not require the payment of interest until April 15, 2003. From and after April 15, 2003, the Renaissance notes bear interest, payable semi-annually in cash, on April 15 and October 15, commencing on October 15, 2003. The Renaissance notes are due on April 15, 2008. In May 1999, $48.8 million aggregate face amount of the Renaissance notes was repurchased at 101% of the accreted value plus accrued and unpaid interest. As of December 31, 2000, the accreted value of the Renaissance notes that remain outstanding was approximately $94.6 million.

     FALCON DEBENTURES. We acquired Falcon in November 1999 and assumed Falcon's outstanding $375.0 million in principal amount of 8.375% senior debentures due 2010 and 9.285% senior discount debentures due 2010 with an accreted value of approximately $319.1 million.

     In February 2000, through change of control offers and purchases in the open market, all of the Falcon 8.375% senior debentures with a principal amount of $375.0 million were repurchased for $388.0 million, and all of the Falcon 9.285% senior discount debentures with an aggregate principal amount at maturity of $435.3 million were repurchased for $328.1 million.

     FALCON CREDIT FACILITIES. In connection with the Falcon acquisition, the previous Falcon credit facilities were amended to provide for two term facilities, one with a principal amount of $196.0 million that matures June 2007 (Term B), and the other with the principal amount of $294.0 million that matures December 2007 (Term C). The Falcon credit facilities also provide for a $646.0 million revolving credit facility with a maturity date of December 2006 and, at the option of the lenders, supplemental credit facilities in the amount of up to $700.0 million with a maturity date in December 2007. Amounts under the Falcon credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.5% (8.14% to 9.50% as of December 31, 2000). A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance. As of December 31, 2000, unused availability was $196.1 million.

     AVALON CREDIT FACILITIES. In January 2001, two of our subsidiaries, Bresnan and Avalon, were merged. Upon completion of the Bresnan/Avalon Combination, all amounts outstanding under the Avalon credit facilities were repaid and the Avalon credit facilities were terminated. The Bresnan Credit facilities were amended and restated to among other things, increase borrowing availability by $550.0 million.

     AVALON NOTES. In connection with the acquisition of Avalon in November 1999, we assumed Avalon's outstanding 11.875% senior discount notes due 2008 with an accreted value of $123.3 million and $150.0 million in principal amount of 9.375% senior subordinated notes due 2008. After December 1, 2003, cash interest on the Avalon 11.875% notes will be payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2004.

     In January 2000, we completed change of control offers in which we repurchased $16.3 million aggregate principal amount at maturity of the 11.875% notes at a purchase price of 101% of accreted value as of January 28, 2000, for $10.5 million. As of December 31, 2000, Avalon 11.875% notes with an aggregate principal amount of $179.8 million at maturity remained outstanding with an accreted value of $128.4 million.

     At the same time, through change of control offers and purchases in the open market, we repurchased all of the $150.0 million aggregate principal amount of the Avalon 9.375% notes. The aggregate repurchase price was $153.7 million and was funded with equity contributions from Charter Holdings, which made the cash available from the proceeds of its sale of the January 2000 Charter Holdings notes.

     FANCH CREDIT FACILITIES. The Fanch credit facilities provide for two term facilities, one with a principal amount of $450.0 million that matures May 2008 (Term A), and the other with a principal amount of $400.0 million that matures November 2008 (Term B). The Fanch credit facilities also provide for a $350.0 million revolving credit facility with a maturity date in May 2008 and, at the option of the lenders, supplemental credit facilities in the amount of $300.0 million available until December 31, 2004. Amounts under the Fanch credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 3.0% (8.15% to 9.55% as of December 31, 2000). A quarterly commitment fee of between 0.250% and 0.375% per annum is payable on the unborrowed balance. We used $850.0 million of the credit facilities to fund a portion of the Fanch purchase price. As of December 31, 2000, outstanding borrowings were $895.0 million, and unused availability was $305.0 million. However, debt covenants limit the amount that can be borrowed to $153.5 million at December 31, 2000.

     BRESNAN NOTES. We acquired Bresnan in February 2000 and assumed Bresnan's outstanding $170.0 million in principal amount of 8% senior notes due 2009 and $275.0 million in principal amount at maturity of

9.25% senior discount notes due 2009 with an accreted value of $192.2 million. In March 2000, we repurchased all of the outstanding Bresnan notes at purchase prices of 101% of the outstanding principal amounts plus accrued and unpaid interest or accreted value, as applicable, for a total of $369.7 million, using proceeds from the sale of the January 2000 Charter Holdings notes.

     BRESNAN CREDIT FACILITIES. Upon the closing of the Bresnan/Avalon combination, the Bresnan credit facilities were amended and restated. As amended, the Bresnan credit facilities provide for borrowings of up to $1.45 billion. The Bresnan credit facilities provide for two term facilities, one with a principal amount of $500.0 million (Term A), and the other with a principal amount of $500.0 million (Term B). The Bresnan credit facilities also provide for a $450.0 million revolving credit facility with a maturity date in June 2007 and, at the option of lenders, supplemental facilities in the amount of $500.0 million. Amounts under the Bresnan credit facilities bear interest at the Base Rate or the Eurodollar Rate, as defined, plus a margin of up to 2.75%. A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of Term A and the revolving credit facility. At the closing of the Bresnan acquisition, we borrowed approximately $599.9 million to replace the borrowings outstanding under the previous credit facilities and an additional $30.0 million to fund a portion of the Bresnan purchase price. As of December 31, 2000, outstanding borrowings were $712.0 million and unused availability was $188.0 million.

     CHARTER HOLDINGS SENIOR BRIDGE LOAN FACILITY. On August 4, 2000, Charter Holdings and Charter Communications Holdings Capital Corporation entered into a senior bridge loan agreement providing for senior increasing rate bridge loans in an aggregate principal amount of up to $1.0 billion.

     On August 14, 2000, Charter Holdings borrowed $1.0 billion under the senior bridge loan facility and used substantially all of the proceeds to repay a portion of the amounts outstanding under the Charter Operating and the Falcon revolving credit facilities. The bridge loan initially bore interest at an annual rate of 10.21%. For amounts not repaid by November 14, 2000, the interest rate increased by 1.25% at such date.

     The net proceeds from the sale of Charter Communications, Inc.'s convertible senior notes were contributed as equity to Charter Holdings. Charter Holdings used all of the net proceeds therefrom to repay $727.5 million of the amount outstanding under the Charter Holdings senior bridge loan facility. As of January 5, 2001, the remaining balance of $272.5 million on the senior bridge loan facility was paid down with the proceeds from the sale of the Charter Holdings January 2001 notes.

     CONVERTIBLE SENIOR NOTES. On October 30, 2000, Charter Communications, Inc. issued convertible senior notes due 2005 with a principal amount of $650.0 million. An additional $100.0 million pursuant to the initial purchasers' over-allotment option were issued on November 3, 2000. The convertible senior notes have an annual interest rate of 5.75%, payable semi-annually, and are convertible into shares of Charter Communications, Inc.'s Class A common stock at $21.56 per share. The issuance was initially made in a private placement pursuant to Rule 144A under the Securities Act and registered with the Securities and Exchange Commission in February 2001. The net proceeds were used to repay $727.5 million outstanding under the Charter Holdings senior bridge loan facility.

     JANUARY 2001 CHARTER HOLDINGS NOTES. On January 5, 2001, Charter Holdings and Charter Communications Holdings Capital Corporation issued $900 million 10.75% Senior Notes due 2009, $500 million 11.125% Senior Notes due 2011 and $350.6 million 13.5% Senior Discount Notes due 2011 with a principal amount at maturity of $675 million. The net proceeds were approximately $1.72 billion, after giving effect to discounts, commissions and expenses. The net proceeds from the January 2001 Charter Holdings notes were used to repay all remaining amounts outstanding under the Charter Holdings senior bridge loan facility and the Fanch revolving credit facility, a portion of the amounts outstanding under the Charter Operating and Falcon revolving credit facilities, and for general corporate purposes.

     The 10.75% Senior Notes are not redeemable prior to maturity. Interest is payable semi-annually on April 1 and October 1, beginning October 1, 2001 until maturity.

     The 11.125% Senior Notes are redeemable at the option of the issuers at amounts decreasing from 106.750% to 100% of par value beginning on January 15, 2006, plus accrued and unpaid interest, to the date of redemption. At any time prior to January 15, 2004, the issuers may redeem up to 35% of the aggregate principal amount of the 11.125% Senior Notes at a redemption price of 111.125% of the principal amount under certain conditions. Interest is payable semi-annually in arrears on January 15 and July 15, beginning on July 15, 2001, until maturity.

     The 13.5% Senior Discount Notes are redeemable at the option of the issuers at amounts decreasing from 105.563% to 100% of the accreted value beginning January 15, 2006. At any time prior to January 15, 2004, the issuers may redeem up to 35% of the aggregate principal amount of the 13.5% Senior Notes at a redemption price of 113.5% of the accreted value under certain conditions. Interest is payable in arrears on January 15 and July 15, beginning on July 15, 2006, until maturity. The discount on the 13.5% Senior Discount Notes is being accreted using the effective interest method.

     These notes rank equally with the current and future unsecured and unsubordinated indebtedness of Charter Holdings, including the existing senior notes and senior discount notes and trade payables. The notes are structurally subordinated to all existing and future liabilities, including trade payables of the subsidiaries of Charter Holdings.

     2001 SENIOR BRIDGE LOAN COMMITMENT. On February 26, 2001, Charter Holdings and Charter Capital signed a commitment with Morgan Stanley Senior Funding, Inc. and Goldman Sachs Credit Partners LP, to provide senior increasing rate bridge loans of up to $2 billion for capital expenditures, general corporate purposes, and to fund the cash portion of the pending AT&T transactions. If any of the pending AT&T transactions is not completed, the commitment would be reduced by the amount of the commitment allocated to such portion of the transaction, up to $1 billion.

     The bridge loans would bear interest initially at a rate equal to the bid-side yield of the 11.125% Senior Notes, less 25 basis points. The rate would increase by 125 basis points at the end of the first 90 days after funding, and 50 basis points for each 90-day period after the first 90 days.

     The commitment expires on December 31, 2001 unless the bridge loan agreement has been signed. The bridge loans would mature one year from the date of first funding, but can, at the borrowers' election, be converted into senior term loans that would be due nine years after such conversion. Interest on the senior term loans would initially be the rate then in effect for the bridge loans, plus 50 basis points, and would increase by 50 basis points after every 90 days' period after such conversion.

     Following any conversion of the bridge loans into senior term loans, the lenders would have the right to request that their notes be exchanged for notes that would be issued under an indenture with covenants and events of default similar to those in the 11.125% Senior Notes, but may not be redeemed until the fifth anniversary of the first funding of the bridge loan. After the fifth anniversary, the notes would be redeemable at a premium of one-half of the coupon on the note, declining ratably annually to zero on the date that is two years prior to the maturity date. The bridge loan agreement would require that the borrowers file a shelf registration statement with respect to the exchange notes and to use commercially reasonable efforts to have the statement become effective and available to allow for unrestricted resales of the exchange notes. The exchange notes would bear interest at the higher of the rate of interest applicable to the senior term loans and the bid-side yield of the 11.125% Senior Notes.

     Interest on the bridge loans, senior term loans or exchange notes would not be lower than 9% and may not exceed 15% annually.

     The prospective lenders' commitments to us are subject to a number of conditions. We cannot assure you that such conditions will be met. If these conditions are not met, these funds will not be available to us and we will need to obtain alternative financing. If we are unable to obtain replacement financing, we could be unable to consummate the pending AT&T transactions.

     For a description of our acquisitions completed in 1999 and 2000, see "Business -- Acquisitions."

OUTLOOK

     We believe we are uniquely positioned in the forefront of our industry going into 2001. In 2001, we will continue to aggressively roll out our advanced services, focusing on digital cable and high speed data. We expect to complete the AT&T transactions in the second and/or third quarters of 2001. The effect of these transactions is not included in this Outlook discussion.

     With "same store" systems running smoothly and major 1999 and 2000 acquisitions successfully integrated, we expect 2001 revenue growth of 14-16% and operating cash flow growth after corporate overhead expense of 12-14%. Basic customer growth is expected to exceed 2% in 2001, consistent with 2000 growth. Digital revenues are expected to increase dramatically from 1.07 million customers at December 31, 2000 with 2 million customers by the end of 2001. In addition, we expect VOD to be available to approximately 2.2 million homes passed by the end of the year. Telephony initiatives will continue to be tested and developed during 2001 with targeted market entry in 2002 or 2003. Furthermore, we will continue our focus on interactive TV, with trials currently in process and expected launches in several markets beginning in 2001. Our advanced technology team is working on DVR capability in advanced digital set-top terminals and wireless home networking. Set-top terminals with built-in DVR functionality should be available to our digital customers in 2001.

     Operating expenses are expected to increase 18%-19% in 2001, driven primarily by increased digital and data sales, as well as higher programming and G&A costs. Programming costs are expected to increase approximately 25%. The year over year increase on a per channel basis is approximately 12-13%. Sports programming is the largest portion of the expected increase. The remainder of the increase is due to digital and basic customer growth, new channel launches and higher premium rates. The primary drivers for increased G&A costs are higher property taxes of approximately $22 million, resulting from the network upgrades and approximately $11 million of expenses associated with new customer call centers.

     We will continue to evaluate strategic acquisitions and "swaps" of cable systems in order to enlarge the coverage of our current areas of operations. This approach will allow us to generate higher growth in revenues and operating cash flow.

     Customer care will remain a priority at Charter. We plan to build six new customer contact centers in 2001 with capital expenditures of $66 million in 2001. These new centers will serve our customer base with state-of-the-art technology to further improve customer satisfaction. Eventually, each of our twelve regions will have its own customer contact center.

     We will continue our system rebuilds and upgrades so that our customers have access to the latest advanced service technology. We will aggressively evaluate funding opportunities, including bank, equity or high-yield financing, to meet the needs of our future growth plans, including future strategic acquisitions.

CERTAIN TRENDS AND UNCERTAINTIES

     The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Form 10-K, that could materially impact our business, results of operations and financial condition.

     SUBSTANTIAL LEVERAGE. As of December 31, 2000, pro forma for the offering of the January 2001 Charter Holdings notes and the application of the net proceeds therefrom, our total debt was approximately $13.1 billion. We anticipate incurring significant additional debt in the future, including the 2001 senior bridge loan commitment, to fund future acquisitions and the expansion, maintenance and upgrade of our cable systems.

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

     VARIABLE INTEREST RATES. At December 31, 2000, approximately 53% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. At December 31, 2000, our weighted-average rate on outstanding bank commitments is approximately 8.33% and approximately 9.50% on high-yield debt, resulting in a blended weighted-average rate of 8.94%. See "-- Interest Rate Risk."

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

     - create liens; and

     - pledge assets.

     Furthermore, in accordance with our credit facilities we are required to maintain specified financial ratios and meet financial tests. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument, which could trigger acceleration of the debt. Any default under our credit facilities or the indentures governing our outstanding debt may adversely affect our growth, our financial condition, and our results of operations and the ability to repay amounts due under the notes issued by Charter Communications, Inc. or its subsidiaries.

     NEW SERVICES AND PRODUCTS GROWTH STRATEGY. We expect that a substantial portion of any of our future growth will be achieved through revenues from additional services. We cannot be assured that we will be able to offer new advanced services successfully to our customers or that those new advanced services will generate revenues. The amount of our capital expenditures and related roll-out of advanced services may be limited by the availability of certain equipment (in particular, digital set-top terminals and cable modems) due to production capacity constraints of certain vendors and/or materials shortages. We continue to work with our primary vendors to address such problems and have been assured that we will have an adequate supply to meet our demand. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing.

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

     There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with access to cable plant on non-discriminatory terms. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Recently, a federal district court in Virginia and a federal circuit court in California struck down as unlawful open-access requirements imposed by two different franchising authorities. The federal circuit court ruling reversed an earlier district court decision that had upheld an open-access requirement. The FCC has announced that it will soon consider how Internet service provided over cable systems should be classified for regulatory purposes and what, if any, regulations should be imposed.

     There are other instances where "open-access" requirements have been imposed and judicial challenges are pending. The FCC has initiated a new proceeding to categorize cable-delivered Internet service and perhaps establish an appropriate regulatory scheme.

INTEREST RATE RISK

     The use of interest rate risk management instruments, such as interest rate exchange agreements, interest rate cap agreements and interest rate collar agreements, is required under the terms of the credit facilities of our subsidiaries. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. Collars limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     Our participation in interest rate hedging transactions involves instruments that have a close correlation with our debt, thereby managing our risk. Interest rate hedge agreements have been designated for hedging purposes and are not held or issued for speculative purposes.

     At December 31, 2000, we had outstanding $1.9 billion, $15.0 million and $520 million in notional amounts of interest rate swaps, caps and collars, respectively.

     The notional amounts of interest rate instruments are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. While swaps, caps and collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 2000 and 1999, was not significant.

     The fair value of fixed-rate debt at December 31, 2000, was $5.5 billion. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt approximates the carrying value of $7.3 billion at December 31, 2000, since this debt bears interest at current market rates.

ACCOUNTING STANDARDS NOT YET IMPLEMENTED

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Adoption of these new accounting standards is expected to result in a cumulative effect of a change in accounting principle that increases net loss by approximately $23.9 million.

                     SUPPLEMENTAL UNAUDITED PRO FORMA DATA

     The following Supplemental Unaudited Pro Forma Data is based on the historical financial data of Charter and does not include the effect of the pending AT&T transactions or any borrowings under the 2001 senior bridge loan commitment. Our financial data, on a consolidated basis, is adjusted on a pro forma basis to illustrate the estimated effects of the following transactions as if they had occurred on January 1, 2000:

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

     - the repayment of a portion of the Charter Holdings senior bridge loan facility with net proceeds from the issuance and sale of the senior convertible notes; and

     - the issuance and sale of the January 2001 Charter Holdings notes and the application of the net proceeds to repay all remaining amounts outstanding under the Charter Holdings senior bridge loan facility and the Fanch revolving credit facility, and a portion of the amounts outstanding under the Charter Operating and Falcon revolving credit facilities.

     The pro forma impact of the issuance and sale of the January 2000 Charter Holdings notes is not significant and is therefore not taken into account below.

     The Supplemental Unaudited Pro Forma Data reflects the application of the principles of purchase accounting to the acquisitions completed since January 1, 2000. The purchase price allocations are based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information of intangible assets and is subject to post-closing purchase price adjustments. We believe that finalization of the purchase price allocation will not have a material impact on our results of operations or financial position.

     The Supplemental Unaudited Pro Forma Data does not purport to be indicative of what our results of operations would actually have been had the transactions described above been completed on the dates indicated or to project our results of operations for any future date.

                                                       SUPPLEMENTAL UNAUDITED PRO FORMA DATA
                                                   AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000
                                               ------------------------------------------------------
                                                     CHARTER             PRO FORMA
                                               COMMUNICATIONS, INC.    ADJUSTMENTS(A)       TOTAL
                                               --------------------    --------------    ------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
REVENUES:
Basic........................................      $ 2,249,339            $ 36,382       $  2,285,721
Premium......................................          226,598               5,152            231,750
Pay-per-view.................................           28,590                 474             29,064
Digital......................................           91,115                 736             91,851
Advertising sales............................          220,205               2,519            222,724
Data services................................           63,330               1,643             64,973
Other........................................          370,045               2,846            372,891
                                                   -----------            --------       ------------
     Total revenues..........................        3,249,222              49,752          3,298,974
OPERATING EXPENSES:
Programming..................................          736,043              13,144            749,187
General and administrative...................          543,865               2,300            546,165
Service......................................          192,603               6,766            199,369
Marketing....................................           63,789                 541             64,330
Advertising Sales............................           56,499               5,222             61,721
Other........................................           58,554               1,339             59,893
Depreciation.................................        1,209,698              15,592          1,225,290
Amortization.................................        1,263,384              31,253          1,294,637
Option compensation expense..................           40,978                  --             40,978
Corporate expense charges....................           55,243                 707             55,950
                                                   -----------            --------       ------------
     Total operating expenses................        4,220,656              76,864          4,297,520
Loss from operations.........................         (971,434)            (27,112)          (998,546)
Interest expense.............................       (1,059,130)            (65,020)        (1,124,150)
Interest income..............................            7,348                 (49)             7,299
Loss on equity investments...................          (19,262)                 --            (19,262)
Other income (expense).......................          (12,467)                (77)           (12,544)
                                                   -----------            --------       ------------
Loss before minority interest................       (2,054,945)            (92,258)        (2,147,203)
Minority interest in loss of subsidiary(b)...        1,226,295              40,793          1,267,088
                                                   -----------            --------       ------------
Net loss.....................................      $  (828,650)           $(51,465)      $   (880,115)
                                                   ===========            ========       ============
Loss per common share, basic and
  diluted(c).................................                                            $      (3.77)
Weighted-average common shares outstanding,
  basic and diluted(d).......................                                             233,403,320
Converted loss per common share(e)...........                                            $      (3.60)
Weighted-average common shares outstanding --
  converted(f)...............................                                             596,715,543
OTHER FINANCIAL DATA:
EBITDA(g)....................................        1,469,919              19,656          1,489,575
EBITDA margin(h).............................             45.2%               39.5%              45.2%
Adjusted EBITDA(i)...........................        1,597,869              20,440          1,618,309

                                                       SUPPLEMENTAL UNAUDITED PRO FORMA DATA
                                                   AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000
                                               ------------------------------------------------------
                                                     CHARTER             PRO FORMA
                                               COMMUNICATIONS, INC.    ADJUSTMENTS(A)       TOTAL
                                               --------------------    --------------    ------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA
  (at end of period, except for average)
Homes passed(j)..............................                                              10,225,000
Basic customers(k)...........................                                               6,350,900
Basic penetration(l).........................                                                    62.1%
Premium units(m).............................                                               4,939,100
Premium penetration(n).......................                                                    77.8%
Average monthly revenue per basic
  customer(o)................................                                            $      43.29

---------------
(a) Comprised of: (1) Our acquisitions' results of operations since their respective acquisition dates (Interlake -- January 31, 2000;
    Bresnan -- February 14, 2000; Capital Cable and Farmington -- April 1, 2000; Kalamazoo -- September 7, 2000), as well as the sale of 4,715 customers in Dickinson, North Dakota, completed on December 31, 2000; (2) borrowings under the Charter Holdings senior bridge loan facility and the application of a portion of such borrowings to repay a portion of the amounts outstanding under the Charter Operating and CC VIII revolving credit facilities; (3) repayment of a portion of the Charter Holdings senior bridge loan facility with net proceeds from the issuance and sale of the senior convertible notes; and (4) the issuance and sale of the January 2001 Charter Holdings notes and the application of the net proceeds to repay all remaining amounts outstanding under the Charter Holdings senior bridge loan facility and the Fanch revolving credit facility, and a portion of the amounts outstanding under the Charter Operating and Falcon revolving credit facilities.

(b) Represents the allocation of losses to the minority interest in loss of subsidiary based on ownership of Charter Communications Holding Company and the accretion of the preferred membership units in an indirect subsidiary of Charter Holdings issued to certain Bresnan sellers. These membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter Communications, Inc.

(c) Basic and diluted loss per common share equals net loss divided by weighted-average common shares outstanding. Basic and diluted loss per common share assumes none of the membership units of Charter Communications Holding Company or preferred membership units in a subsidiary of Charter Holdings held by certain Bresnan sellers as of December 31, 2000, are exchanged for shares of Charter Communications, Inc.'s Class A common stock, none of the convertible senior notes are converted into shares of Class A common stock and none of the outstanding options to purchase membership units of Charter Holdco that are automatically exchanged for shares of Class A common stock are exercised. If the membership units were exchanged, notes converted or options exercised, the effects would be antidilutive.

(d) Represents all shares outstanding as of January 1, 2000 (195,550,000 shares), plus shares issued to the Rifkin, Falcon and Kalamazoo sellers through December 31, 2000 (37,713,122 shares), plus the weighted average of all other shares issued in 2000.

(e) Converted loss per common share assumes all common membership units of Charter Communications Holding Company and preferred membership units in a subsidiary of Charter Holdings held by certain Bresnan sellers as of December 31, 2000, are exchanged for shares of Charter Communications, Inc.'s Class A common stock. If all these shares are converted, minority interest would equal zero. Converted loss per common share is calculated by dividing loss before minority interest by the weighted-average common shares outstanding -- converted.

(f) Weighted-average common shares outstanding -- converted assumes the total common membership units in Charter Holdco totaling 324,300,479 held by Charter Investment and Vulcan Cable III Inc., both entities controlled by Mr. Allen, and 39,011,744 preferred membership units in a subsidiary of Charter Holdings held by certain Bresnan sellers are exchanged on a one-for-one basis for shares of Charter

    Communications, Inc.'s Class A common stock. Converted loss per common share assumes no conversion of the convertible senior notes and no exercise of any options.

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

(i) Adjusted EBITDA means EBITDA before option compensation expense, corporate expense charges, loss on equity investments and other income (expense). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

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

     The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2000 (dollars in thousands):

                                                                                                            FAIR VALUE AT
                                                                                                            DECEMBER 31,
                             2001       2002       2003       2004       2005     THEREAFTER     TOTAL          2000
                           --------   --------   --------   --------   --------   ----------   ----------   -------------
DEBT
Fixed Rate...............        --   $    495   $ 67,247   $    279   $750,000   $5,607,613   $6,425,634    $5,496,923
  Average Interest
    Rate.................        --        7.5%      11.8%       7.5%       5.8%         9.7%         9.3%           --
Variable Rate............  $     --   $129,645   $286,170   $418,593   $590,332   $5,877,260   $7,302,000    $7,302,000
  Average Interest
    Rate.................        --        7.6%       7.7%       7.7%       7.7%         8.3%         8.2%           --
INTEREST RATE INSTRUMENTS
Variable to Fixed
  Swaps..................  $720,000   $330,000   $ 80,000   $140,000   $300,000   $  372,713   $1,942,713    $    5,236
  Average Pay Rate.......       7.8%       7.5%       6.8%       6.8%       7.8%         7.7%         7.6%           --
  Average Receive Rate...       7.8%       7.7%       7.7%       7.8%       7.8%         7.9%         7.8%           --
Cap......................        --   $ 15,000         --         --         --           --   $   15,000            --
  Average Cap Rate.......        --        9.0%        --         --         --           --          9.0%           --

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 2000. While swaps, caps and collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 2000, 1999 and 1998 was not significant.

     In addition to the interest rate instruments listed in the table above, we maintain collars with an aggregate $520 million notional amount maturing in 2004. The collar agreements are structured so that if LIBOR falls below 5.3%, the Company pays 6.7%. If the LIBOR rate is between 5.3% and 8.0%, the Company pays LIBOR. The LIBOR rate is capped at 8.0% if LIBOR falls between 8.0% and 9.9%. If rates go above 9.9%, the cap is removed. As of December 31, 2000, the fair value of the collars was a liability of $10.8 million.

     In January 2001, Charter Holdings and Charter Communications Holdings Capital Corporation issued $900 million 10.75% Senior Notes due 2009, $500 million 11.125% Senior Notes due 2011 and $675 million 13.5% Senior Discount Notes due 2011. The net proceeds from the selling of these notes, approximately $1.72 billion, were used, in part, to repay all remaining amounts outstanding under the Charter Holdings Senior Bridge Loan Facility and the Fanch revolving credit facility, and a portion of the amounts outstanding under the Charter Operating and Falcon revolving credit facilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our consolidated financial statements, predecessor financial statements and certain financial statements of entities or cable systems we acquired (as required to comply with the application of Rule 3-05 of Regulation S-X and Staff Accounting Bulletin 80), the related notes thereto, and the reports of independent auditors are included in this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to our Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to our Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to our Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to our Proxy Statement for the 2001 Annual Meeting of Shareholders.

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

        (3) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

  EXHIBIT                             DESCRIPTION
  -------                             -----------
2.1           Merger Agreement, dated March 31, 1999, by and between
              Charter Communications Holdings, LLC and Marcus Cable
              Holdings, LLC (Incorporated by reference to Amendment No. 2 to the registration statement on Form S-4 of Charter
              Communications Holdings, LLC and Charter Communications
              Holdings Capital Corporation filed on June 22, 1999 (File
              No. 333-77499))
2.6(a)        Asset and Stock Purchase Agreement, dated April 20, 1999,
              between InterMedia Partners of West Tennessee, L.P. and
              Charter Communications, LLC (Incorporated by reference to
              Amendment No. 2 to the registration statement on Form S-4 of
              Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on June
              22, 1999 (File No. 333-77499))
2.6(b)        Stock Purchase Agreement, dated April 20, 1999, between TCID
              1P-V, Inc. and Charter Communications, LLC (Incorporated by
              reference to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and
              Charter Communications Holdings Capital Corporation filed on
              June 22, 1999 (File No. 333-77499))
2.6(c)        RMG Purchase Agreement, dated as of April 20, 1999, between
              Robin Media Group, Inc., InterMedia Partners of West
              Tennessee, L.P. and Charter RMG, LLC (Incorporated by
              reference to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and
              Charter Communications Holdings Capital Corporation filed on
              June 22, 1999 (File No. 333-77499))

  EXHIBIT                             DESCRIPTION
  -------                             -----------
2.6(d)        Asset Exchange Agreement, dated April 20, 1999, among
              InterMedia Partners Southeast, Charter Communications, LLC,
              Charter Communications Properties, LLC, and Marcus Cable
              Associates, L.L.C. (Incorporated by reference to Amendment
              No. 2 to the registration statement on Form S-4 of Charter
              Communications Holdings, LLC and Charter Communications
              Holdings Capital Corporation filed on June 22, 1999 (File
              No. 333-77499))
2.6(d)(i)     Amendment to Asset Exchange Agreement, made as of October 1,
              1999, by and among InterMedia Partners Southeast and Charter
              Communications, LLC, Charter Communications Properties, LLC
              and Marcus Cable Associates, L.L.C. (Incorporated by
              reference to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October
              18, 1999 (File No. 333-83887))
2.6(e)        Asset Exchange Agreement, dated April 20, 1999, among
              InterMedia Partners, a California Limited Partnership,
              Brenmor Cable Partners, L.P. and Robin Media Group, Inc.
              (Incorporated by reference to Amendment No. 2 to the
              registration statement on Form S-4 of Charter Communications
              Holdings, LLC and Charter Communications Holdings Capital
              Corporation filed on June 22, 1999 (File No. 333-77499))
2.6(f)        Common Agreement, dated April 20, 1999, between InterMedia
              Partners, InterMedia Partners Southeast, InterMedia Partners
              of West Tennessee, L.P., InterMedia Capital Partners IV,
              L.P., InterMedia Partners IV, L.P., Brenmor Cable Partners,
              L.P., TCID IP-V, Inc., Charter Communications, LLC, Charter
              Communications Properties, LLC, Marcus Cable Associates,
              L.L.C. and Charter RMG, LLC (Incorporated by reference to
              Amendment No. 3 to the registration statement on Form S-4 of
              Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on July 2,
              1999 (File No. 333-77499)) (Portions of this exhibit have
              been omitted pursuant to a request for confidential
              treatment.)
2.7(a)        Purchase and Sale Agreement, dated as of April 26, 1999, by and among InterLink Communications Partners, LLLP, the
              sellers listed therein and Charter Communications, Inc. (now called Charter Investment, Inc.) (Incorporated by reference to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on June
              22, 1999 (File No. 333-77499))
2.7(b)        Purchase and Sale Agreement, dated as of April 26, 1999, by and among Rifkin Acquisition Partners, L.L.L.P., the sellers listed therein and Charter Communications, Inc. (now called
              Charter Investment, Inc.) (Incorporated by reference to
              Amendment No. 4 to the registration statement on Form S-4 of
              Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on July
              22, 1999 (File No. 333-77499))
2.7(c)        RAP Indemnity Agreement, dated April 26, 1999, by and among the sellers listed therein and Charter Communications, Inc.
              (now called Charter Investment, Inc.) (Incorporated by
              reference to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and
              Charter Communications Holdings Capital Corporation filed on
              July 22, 1999 (File No. 333-77499))
2.7(d)        Assignment of Purchase Agreement with InterLink
              Communications Partners, LLLP, dated as of June 30, 1999, by and between Charter Communications, Inc. (now called Charter
              Investment, Inc.) and Charter Communications Operating, LLC
              (Incorporated by reference to Amendment No. 4 to the
              registration statement on Form S-4 of Charter Communications
              Holdings, LLC and Charter Communications Holdings Capital
              Corporation filed on July 22, 1999 (File No. 333-77499))

  EXHIBIT                             DESCRIPTION
  -------                             -----------
2.7(e)        Assignment of Purchase Agreement with Rifkin Acquisition
              Partners L.L.L.P., dated as of June 30, 1999, by and between
              Charter Communications, Inc. (now called Charter Investment,
              Inc.) and Charter Communications Operating, LLC
              (Incorporated by reference to Amendment No. 4 to the
              registration statement on Form S-4 of Charter Communications
              Holdings, LLC and Charter Communications Holdings Capital
              Corporation filed on July 22, 1999 (File No. 333-77499))
2.7(f)        Assignment of RAP Indemnity Agreement, dated as of June 30,
              1999, by and between Charter Communications, Inc. (now
              called Charter Investment, Inc.) and Charter Communications
              Operating, LLC (Incorporated by reference to Amendment No. 4 to the registration statement on Form S-4 of Charter
              Communications Holdings, LLC and Charter Communications
              Holdings Capital Corporation filed on July 22, 1999 (File
              No. 333-77499))
2.7(g)        Amendment to the Purchase Agreement with InterLink
              Communications Partners, LLLP, dated June 29, 1999
              (Incorporated by reference to Amendment No. 6 to the
              registration statement on Form S-4 of Charter Communications
              Holdings, LLC and Charter Communications Holdings Capital
              Corporation filed on August 27, 1999 (File No. 333-77499))
2.7(h)        Contribution Agreement, dated as of September 14, 1999, by and among Charter Communications Operating, LLC, Charter
              Communications Holding Company, LLC, Charter Communications,
              Inc., Paul G. Allen and the certain other individuals and
              entities listed on the signature pages thereto (Incorporated by reference to Amendment No. 3 to the registration
              statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887))
2.7(i)        Form of First Amendment to the Contribution Agreement dated as of September 14, 1999, by and among Charter
              Communications Operating, LLC, Charter Communications
              Holding Company, LLC, Charter Communications, Inc. and Paul
              G. Allen (Incorporated by reference to Amendment No. 5 to
              the registration statement on Form S-1 of Charter
              Communications, Inc. filed on November 4, 1999 (File No.
              333-83887))
2.8           Contribution and Sale Agreement dated as of December 30,
              1999, by and among Charter Communications Holding Company,
              LLC, CC VII Holdings, LLC and Charter Communications VII,
              LLC (Incorporated by reference to the report on Form 8-K of
              Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on January
              18, 2000 (File No. 333-77499))
2.9           Contribution and Sale Agreement dated as of December 30,
              1999, by and among Charter Communications Holding Company,
              LLC and Charter Communications Holdings, LLC (Incorporated
              by reference to the report on Form 8-K of Charter
              Communications Holdings, LLC and Charter Communications
              Holdings Capital Corporation filed on January 18, 2000 (File
              No. 333-77499))
2.10(a)       Securities Purchase Agreement, dated May 13, 1999, by and
              between Avalon Cable Holdings LLC, Avalon Investors, L.L.C.,
              Avalon Cable of Michigan Holdings, Inc. and Avalon Cable LLC
              and Charter Communications Holdings LLC and Charter
              Communications, Inc. (now called Charter Investment, Inc.)
              (Incorporated by reference to Amendment No. 1 to the
              registration statement on Form S-4 of Avalon Cable of
              Michigan LLC, Avalon Cable of Michigan Inc., Avalon Cable of
              New England LLC and Avalon Cable Finance Inc. filed on May
              28, 1999 (File No. 333-75453))

  EXHIBIT                             DESCRIPTION
  -------                             -----------
2.10(b)       Assignment and Contribution Agreement, entered into as of
              October 11, 1999 by and between Charter Communications
              Holding Company, LLC and Charter Communications, Inc.
              (Incorporated by reference to Amendment No. 3 to the
              registration statement on Form S-1 of Charter
              Communications, Inc. filed on October 18, 1999 (File No.
              333-83887))
2.10(c)       Assignment Agreement effective as of June 16, 1999, by and among Charter Communications, Inc., Charter Communications
              Holdings LLC, Charter Communications Holding Company, LLC,
              Avalon Cable Holdings LLC, Avalon Investors, L.L.C., Avalon
              Cable of Michigan Holdings, Inc. and Avalon Cable LLC
              (Incorporated by reference to Amendment No. 3 to the
              registration statement on Form S-1 of Charter
              Communications, Inc. filed on October 18, 1999 (File No.
              333-83887))
2.11(a)       Purchase and Contribution Agreement, dated as of May 26,
              1999, by and among Falcon Communications, L.P., Falcon
              Holding Group, L.P., TCI Falcon Holdings, LLC, Falcon Cable
              Trust, Falcon Holding Group, Inc. and DHN Inc. and Charter
              Communications, Inc. (now called Charter Investment,
              Inc.)(Incorporated by reference to Amendment No. 2 to the
              registration statement on Form S-1 of Charter
              Communications, Inc. filed on September 28, 1999 (File No.
              333-83887))
2.11(b)       First Amendment to Purchase and Contribution Agreement,
              dated as of June 22, 1999, by and among Charter
              Communications, Inc., Charter Communications Holding
              Company, LLC, Falcon Communications, L.P., Falcon Holding
              Group, L.P., TCI Falcon Holdings, LLC, Falcon Cable Trust,
              Falcon Holding Group, Inc. and DHN Inc. (Incorporated by
              reference to the quarterly report on Form 10-Q filed by
              Falcon Communications, L.P. and Falcon Funding Corporation
              on August 13, 1999 (File Nos. 333-60776 and 333-55755))
2.11(c)       Form of Second Amendment to Purchase And Contribution
              Agreement, dated as of October 27, 1999, by and among
              Charter Investment, Inc., Charter Communications Holding
              Company, LLC, Falcon Communications, L.P., Falcon Holding
              Group, L.P., TCI Falcon Holdings, LLC, Falcon Holding Group,
              Inc. and DHN Inc. (Incorporated by reference to Amendment
              No. 5 to the registration statement on Form S-1 of Charter
              Communications, Inc. filed on November 4, 1999 (File No.
              333-83887))
2.11(d)       Third Amendment to Purchase and Contribution Agreement dated as of November 12, 1999, by and among Charter
              Communications, Inc., Falcon Communications L.P., Falcon
              Holdings Group, L.P., TCI Falcon Holdings, LLC, Falcon Cable
              Trust, Falcon Holding Group, Inc. and DHN Inc. (Incorporated
              by reference to the report on Form 8-K of CC VII Holdings,
              LLC and Falcon Funding Corporation filed on November 26,
              1999 (File No. 033-60776))
2.12(a)       Purchase Agreement, dated as of May 21, 1999, among
              Blackstone TWF Capital Partners, L.P., Blackstone TWF
              Capital Partners A L.P., Blackstone TWF Capital Partners B
              L.P., Blackstone TWF Family Investment Partnership, L.P.,
              RCF Carry, LLC, Fanch Management Partners, Inc., PBW Carried
              Interest, Inc., RCF Indiana Management Corp, The Robert C.
              Fanch Revocable Trust, A. Dean Windry, Thomas Binning, Jack
              Pottle, SDG/Michigan Communications Joint Venture, Fanch-JV2
              Master Limited Partnership, Cooney Cable Associates of Ohio,
              Limited Partnership, North Texas Cablevision, LTD., Post
              Cablevision of Texas, Limited Partnership, Spring Green
              Communications, L.P., Fanch-Narragansett CSI Limited
              Partnership, and Fanch Cablevision of Kansas General
              Partnership and Charter Communications, Inc. (now called
              Charter Investment, Inc.) (Incorporated by reference to
              Amendment No. 2 to the registration statement on Form S-1 of
              Charter Communications, Inc. filed on September 28, 1999
              (File No. 333-83887))

  EXHIBIT                             DESCRIPTION
  -------                             -----------
2.12(b)       Assignment of Purchase Agreement by and between Charter
              Investment, Inc. and Charter Communications Holding Company,
              LLC, effective as of September 21, 1999 (Incorporated by
              reference to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October
              18, 1999 (File No. 333-83887))
2.13          Purchase and Contribution Agreement, entered into as of June
              1999, by and among BCI (USA), LLC, William Bresnan,
              Blackstone BC Capital Partners L.P., Blackstone BC Offshore
              Capital Partners L.P., Blackstone Family Investment
              Partnership III L.P., TCID of Michigan, Inc. and TCI Bresnan
              LLC and Charter Communications Holding Company, LLC (now
              called Charter Investment, Inc.)(Incorporated by reference to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc. filed on September 28, 1999
              (File No. 333-83887))
2.14(a)       Asset Purchase Agreement, dated as of February 26, 2001,
              among Marcus Cable of Alabama, L.L.C., on the one hand, and
              TCI of Selma, Inc., TCI of Lee County, Inc., TCI Cablevision
              of Alabama, Inc., Alabama T.V. Cable, Inc. and TCI
              Southeast, Inc., on the other hand
2.14(b)       Reorganization Agreement, dated as of February 26, 2001,
              among Charter Communications, Inc., on the one hand, and TCI
              TKR of Alabama, Inc. and TCI Southeast, Inc., on the other hand
2.14(c)       Asset Purchase Agreement, dated as of February 26, 2001,
              among Falcon Cable Systems Company II, L.P., on the one
              hand, and AT&T Broadband, LLC, Communication Services, Inc.,
              Ohio Cablevision Network, Inc., TCI Cablevision of
              California, Inc. and TCI Washington Associates, L.P., on the
              other hand
2.14(d)       Reorganization Agreement, dated as of February 26, 2001,
              among Charter Communications, Inc., on the one hand, and TCI
              Cablevision of Nevada, Inc. and TCI West, Inc., on the other hand
2.14(e)       Asset Purchase Agreement, dated as of February 26, 2001,
              among Charter Communications, Inc., Interlink Communications
              Partners, LLC, Charter Communications, LLC and Falcon Cable
              Media, on the one hand, and TCI Cable Partners of St. Louis,
              L.P. and TCI Cablevision of Missouri, Inc., on the other
              hand
2.14(f)       Asset Purchase Agreement, dated as of February 26, 2001,
              among Charter Communications Entertainment I, LLC, on the
              one hand, and St. Louis Tele-Communications, Inc., TCI Cable
              Partners of St. Louis, L.P., TCI Cablevision of Missouri,
              Inc., TCI of Illinois, Inc., TCI TKR of Central Florida,
              Inc. and TCI Holdings, Inc., on the other hand
2.14(g)       Agreement Regarding Closing Matters, dated as of February
              26, 2001, among Charter Communications, Inc., on behalf of itself, Marcus Cable of Alabama, L.L.C., Falcon Cable
              Systems Company II, L.P., Interlink Communications Partners,
              LLC, Charter Communications, LLC, Falcon Cable Media, and
              Charter Communications Entertainment I, LLC, on the one
              hand, and AT&T Broadband, LLC, on behalf of itself, TCI TKR of Alabama, Inc., TCI of Selma, Inc., TCI of Lee County, TCI
              Cablevision of Alabama, Inc. and Alabama T.V. Cable, Inc.,
              TCI Southeast, Inc., TCI Cablevision of Nevada, Inc., TCI
              West, Inc., Communications Services, Inc., Ohio Cablevision
              Network, Inc., TCI Cablevision of California, Inc., TCI
              Washington Associates, LP., TCI of Illinois, Inc., TCI
              Cablevision of Missouri, Inc., St. Louis
              Tele-Communications, Inc., TCI Cable Partners of St. Louis,
              L.P., TCI TKR of Central Florida, Inc. and TCI Holdings,
              Inc., on the other hand

  EXHIBIT                             DESCRIPTION
  -------                             -----------
3.1(a)        Restated Certificate of Incorporation of Charter
              Communications, Inc. (Originally incorporated July 22, 1999)
              (Incorporated by reference to Amendment No. 3 to the
              registration statement on Form S-1 of Charter
              Communications, Inc. filed on October 18, 1999 (File No.
              333-83887))
3.1(b)        Certificate of Amendment of Restated Certificate of
              Incorporation of Charter Communications, Inc. filed October
              24, 2000
3.2           By-Laws of Charter Communications, Inc. (Incorporated by
              reference to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October
              18, 1999 (File No. 333-03887))
4.1(a)        Indenture relating to the 10.00% Senior Notes due 2009,
              dated as of January 12, 2000, between Charter Communications
              Holdings, LLC, Charter Communications Holdings Capital
              Corporation and Harris Trust and Savings Bank (Incorporated
              by reference to the registration statement on Form S-4 of
              Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on January
              25, 2000 (File No. 333-95351))
4.1(b)        Form of 10.00% Senior Note due 2010 (included in Exhibit No.
              4.1(a)) (Incorporated by reference to the registration
              statement on Form S-4 of Charter Communications Holdings,
              LLC and Charter Communications Holdings Capital Corporation
              filed on January 25, 2000 (File No. 333-95351))
4.1(c)        Exchange and Registration Rights Agreement, dated January
              12, 2000, by and among Charter Communications Holdings, LLC,
              Charter Communications Holdings Capital Corporation,
              Goldman, Sachs & Co., Chase Securities Inc., FleetBoston
              Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner &
              Smith Incorporated, Morgan Stanley & Co. Incorporated, TD
              Securities (USA) Inc., First Union Securities, Inc., PNC
              Capital Markets, Inc. and SunTrust Equitable Securities
              Corporation, relating to the 10.00% Senior Notes due 2009
              (Incorporated by reference to the registration statement on
              Form S-4 of Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on January
              25, 2000 (File No. 333-95351))
4.2(a)        Indenture relating to the 10.25% Senior Notes due 2010,
              dated as of January 12, 2000, among Charter Communications
              Holdings, LLC, Charter Communications Holdings Capital
              Corporation and Harris Trust and Savings Bank (Incorporated
              by reference to the registration statement on Form S-4 of
              Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on January
              25, 2000 (File No. 333-95351))
4.2(b)        Form of 10.25% Senior Note due 2010 (included in Exhibit No.
              4.2(a)) (Incorporated by reference to the registration
              statement on Form S-4 of Charter Communications Holdings,
              LLC and Charter Communications Holdings Capital Corporation
              filed on January 25, 2000 (File No. 333-95351))
4.2(c)        Exchange and Registration Rights Agreement, dated January
              12, 2000, by and among Charter Communications Holdings, LLC,
              Charter Communications Holdings Capital Corporation,
              Goldman, Sachs & Co., Chase Securities Inc., FleetBoston
              Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner &
              Smith Incorporated, Morgan Stanley & Co. Incorporated, TD
              Securities (USA) Inc., First Union Securities, Inc., PNC
              Capital Markets, Inc. and SunTrust Equitable Securities
              Corporation, relating to the 10.25% Senior Notes due 2010
              (Incorporated by reference to the registration statement on
              Form S-4 of Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on January
              25, 2000 (File No. 333-95351))

  EXHIBIT                             DESCRIPTION
  -------                             -----------
4.3(a)        Indenture relating to the 11.75% Senior Discount Notes due
              2010, dated as of January 12, 2000, among Charter
              Communications Holdings, LLC, Charter Communications
              Holdings Capital Corporation and Harris Trust and Savings
              Bank (Incorporated by reference to the registration
              statement on Form S-4 of Charter Communications Holdings,
              LLC and Charter Communications Holdings Capital Corporation
              filed on January 25, 2000 (File No. 333-95351))
4.3(b)        Form of 11.75% Senior Discount Note due 2010 (included in
              Exhibit No. 4.3(a)) (Incorporated by reference to the
              registration statement on Form S-4 of Charter Communications
              Holdings, LLC and Charter Communications Holdings Capital
              Corporation filed on January 25, 2000 (File No. 333-95351))
4.3(c)        Exchange and Registration Rights Agreement, dated January
              12, 2000, by and among Charter Communications Holdings, LLC,
              Charter Communications Holdings Capital Corporation,
              Goldman, Sachs & Co., Chase Securities Inc., FleetBoston
              Robertson Stephens Inc., Merrill Lynch, Pierce, Fenner &
              Smith Incorporated, Morgan Stanley & Co. Incorporated, TD
              Securities (USA) Inc., First Union Securities, Inc., PNC
              Capital Markets, Inc. and SunTrust Equitable Securities
              Corporation, relating to the 11.75% Senior Discount Notes
              due 2010 (Incorporated by reference to the registration
              statement on Form S-4 of Charter Communications Holdings,
              LLC and Charter Communications Holdings Capital Corporation
              filed on January 25, 2000 (File No. 333-95351))
4.4(a)        Indenture relating to the 8.250% Senior Notes due 2007,
              dated as of March 17, 1999, between Charter Communications
              Holdings, LLC, Charter Communications Holdings Capital
              Corporation and Harris Trust and Savings Bank (Incorporated
              by reference to Amendment No. 2 to the registration
              statement on Form S-4 of Charter Communications Holdings,
              LLC and Charter Communications Holdings Capital Corporation
              filed on June 22, 1999 (File No. 333-77499))
4.4(b)        Indenture relating to the 8.625% Senior Notes due 2009,
              dated as of March 17, 1999, among Charter Communications
              Holdings, LLC, Charter Communications Holdings Capital
              Corporation and Harris Trust and Savings Bank (Incorporated
              by reference to Amendment No. 2 to the registration
              statement on Form S-4 of Charter Communications Holdings,
              LLC and Charter Communications Holdings Capital Corporation
              filed on June 22, 1999 (File No. 333-77499))
4.4(c)        Indenture relating to the 9.920% Senior Discount Notes due
              2011, dated as of March 17, 1999, among Charter
              Communications Holdings, LLC, Charter Communications
              Holdings Capital Corporation and Harris Trust and Savings
              Bank (Incorporated by reference to Amendment No. 2 to the
              registration statement on Form S-4 of Charter Communications
              Holdings, LLC and Charter Communications Holdings Capital
              Corporation filed on June 22, 1999 (File No. 333-77499))
4.5           Indenture, dated as of April 9, 1998, by and among
              Renaissance Media (Louisiana) LLC, Renaissance Media
              (Tennessee) LLC, Renaissance Media Capital Corporation,
              Renaissance Media Group LLC and United States Trust Company
              of New York, as trustee (Incorporated by reference to the
              registration statement on Forms S-4 of Renaissance Media
              Group LLC, Renaissance Media (Tennessee) LLC, Renaissance
              Media (Louisiana) LLC and Renaissance Media Capital
              Corporation filed on June 12, 1998 (File No. 333-56679))

  EXHIBIT                             DESCRIPTION
  -------                             -----------
4.6           Indenture, dated January 15, 1996, by and among Rifkin
              Acquisition Partners, L.L.L.P., Rifkin Acquisition Capital
              Corp., as issuers, Cable Equities of Colorado Management
              Corp., FNI Management Corp., Cable Equities of Colorado,
              Ltd., Cable Equities, Inc. and Rifkin/Tennessee, Ltd., as
              Subsidiary Guarantors, and Marine Midland Bank, as trustee
              (Incorporated by reference to the registration statement on
              Form S-1 of Rifkin Acquisition Capital Corp. and Rifkin
              Acquisition Partners, L.L.P. filed on April 2, 1996 (File
              No. 333-3084))
4.7(a)        Indenture, dated as of December 10, 1998, by and among
              Avalon Cable of Michigan Holdings, Inc., Avalon Cable LLC
              and Avalon Cable Holdings Finance, Inc., as issuers and The
              Bank of New York, as trustee for the Notes (Incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and
              Charter Communications Holdings Capital Corporation filed on
              April 18, 2000 (File No. 333-77499))
4.7(b)        Supplemental Indenture, dated as of March 26, 1999, by and among Avalon Cable of Michigan Holdings, Inc., Avalon Cable
              LLC and Avalon Cable Holdings Finance, Inc., as issuers,
              Avalon Cable of Michigan, Inc., as guarantor, and The Bank of New York, as trustee for the Notes (Incorporated by
              reference to Amendment No. 1 to the registration statement on Form S-4 of Avalon Cable LLC, Avalon Cable Holdings
              Finance, Inc., Avalon Cable of Michigan Holdings, Inc. and
              Avalon Cable of Michigan, Inc. filed on May 28, 1999 (File
              No. 333-75415))
4.8           Indenture relating to 5.75% Convertible Senior Notes due
              2005, dated as of October 25, 2000, among Charter
              Communications, Inc. and BNY Midwest Trust Company as
              trustee (Incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on
              November 14, 2000 (File No. 000-27927))
4.9           Registration Rights Agreement relating to 5.75% Convertible
              Senior Notes due 2005, dated as of October 30, 2000, among
              Charter Communications, Inc., Goldman, Sachs & Co., Morgan
              Stanley & Co. Incorporated, Bear, Stearns & Co., and Merrill
              Lynch Pierce, Fenner & Smith Incorporated (Incorporated by
              reference to the quarterly report on Form 10-Q filed by
              Charter Communications, Inc. on November 14, 2000 (File No.
              000-27927))
10.1          Credit Agreement, dated as of March 18, 1999, between
              Charter Communications Operating, LLC, and certain lenders and agents named therein (Incorporated by reference to
              Amendment No. 2 to the registration statement on Form S-4 of
              Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on June
              22, 1999 (File No. 333-77499))
10.1(a)       First Amendment to Credit Agreement dated as of June 28,
              1999 between Charter Communications Operating, LLC, Charter
              Communications Holdings LLC and certain lenders and agents named therein (Incorporated by reference to the registration statement on Form S-4 of Charter Communications Holdings,
              LLC and Charter Communications Holdings Capital Corporation
              filed on January 25, 2000 (File No. 333-95351))
10.1(b)       Second Amendment to Credit Agreement dated as of December
              14, 1999 between Charter Communications Operating, LLC,
              Charter Communications Holdings LLC and certain lenders and agents named therein (Incorporated by reference to the
              registration statement on Form S-4 of Charter Communications
              Holdings, LLC and Charter Communications Holdings Capital
              Corporation filed on January 25, 2000 (File No. 333-95351))
10.1(c)       Third Amendment to Credit Agreement dated as of March 18,
              2000, between Charter Communications Operating, LLC, Charter
              Communications, LLC and certain lenders and agents named
              therein (Incorporated by reference to the annual report on
              Form 10-K filed by Charter Communications, Inc. on March 30,
              2000 (File No. 333-83887))

  EXHIBIT                             DESCRIPTION
  -------                             -----------
10.2(a)(1)    Form of Second Amended Management Agreement, dated as of
              November 9, 1999, by and among Charter Investment, Inc.,
              Charter Communications, Inc. and Charter Communications
              Operating, LLC (Incorporated by reference to Amendment No. 3 to the registration statement on Form S-1 of Charter
              Communications, Inc. filed on October 18, 1999 (File No.
              333-83887))
10.2(b)       First Amended and Restated Mutual Services Agreement, dated as of December 21, 2000, by and between Charter
              Communications, Inc., Charter Investment, Inc. and Charter
              Communications Holding Company, LLC (Incorporated by
              reference to the registration statement on Form S-4 of
              Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on
              February 2, 2001 (File No. 333-54902))
10.2(c)       Form of Management Agreement, dated as of November 9, 1999, by and between Charter Communications Holding Company, LLC and Charter Communications, Inc. (Incorporated by reference to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999
              (File No. 333-83887))
10.2(d)       Management Agreement, dated as of November 12, 1999, by and between CC VI Operating Company, LLC and Charter
              Communications, Inc. (Incorporated by reference to Amendment
              No. 1 to the registration statement on Form S-4 of Charter
              Communications Holdings, LLC and Charter Communications
              Holdings Capital Corporation filed on April 18, 2000 (File
              No. 333-77499))
10.2(e)       Management Agreement, dated as of November 12, 1999 by and between Falcon Cable Communications, LLC and Charter
              Communications, Inc. (Incorporated by reference to Amendment
              No. 1 to the registration statement on Form S-4 of Charter
              Communications Holdings, LLC and Charter Communications
              Holdings Capital Corporation filed on April 18, 2000 (File
              No. 333-77499))
10.2(f)       Management Agreement dated as of February 14, 2000, by and between CC VIII Operating, LLC, certain subsidiaries of CC
              VIII Operating, LLC and Charter Communications, Inc.
              (Incorporated by reference to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000
              (File No. 333-83887))
10.3          Consulting Agreement, dated as of March 10, 1999, by and
              between Vulcan Northwest Inc., Charter Communications, Inc.
              (now called Charter Investment Inc.) and Charter
              Communications Holdings, LLC (Incorporated by reference to
              Amendment No. 4 to the registration statement on Form S-4 of
              Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on July
              22, 1999 (File No. 333-77499))
10.4          Charter Communications Holdings, LLC 1999 Option Plan
              (Incorporated by reference to Amendment No. 4 to the
              registration statement on Form S-4 of Charter Communications
              Holdings, LLC and Charter Communications Holdings Capital
              Corporation filed on July 22, 1999 (File No. 333-77499))
10.4(a)       Assumption Agreement regarding option plan, dated as of May
              25, 1999, by and between Charter Communications Holdings,
              LLC and Charter Communications Holding Company, LLC
              (Incorporated by reference to Amendment No. 6 to the
              registration statement on Form S-4 of Charter Communications
              Holdings, LLC and Charter Communications Holdings Capital
              Corporation filed on August 27, 1999 (File No. 333-77499))
10.4(b)       Form of Amendment No. 1 to the Charter Communications
              Holdings, LLC 1999 Option Plan (Incorporated by reference to
              Amendment No. 4 to the registration statement on Form S-1 of
              Charter Communications, Inc. filed on November 1, 1999 (File
              No. 333-83887))

  EXHIBIT                             DESCRIPTION
  -------                             -----------
10.4(c)       Amendment No. 2 to the Charter Communications Holdings, LLC
              1999 Option Plan (Incorporated by reference to the annual
              report on Form 10-K filed by Charter Communications, Inc. on
              March 30, 2000 (File No. 333-83887))
10.6          Membership Interests Purchase Agreement, dated July 22,
              1999, by and between Charter Communications Holding Company,
              LLC and Paul G. Allen (Incorporated by reference to
              Amendment No. 6 to the registration statement on Form S-4 of
              Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on August
              27, 1999 (File No. 333-77499))
10.7          Employment Agreement, dated as of August 28, 1998, between
              Jerald L. Kent and Paul G. Allen (Incorporated by reference to Amendment No. 5 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on August
              10, 1999 (File No. 333-77499))
10.8          Assignment of Employment Agreements, dated as of December
              23, 1998, between Paul G. Allen and Charter Communications,
              Inc. (now called Charter Investment, Inc.) (Incorporated by reference to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and
              Charter Communications Holdings Capital Corporation filed on
              August 27, 1999 (File No. 333-77499))
10.9(a)       Option Agreement, dated as of February 9, 1999, between
              Jerald L. Kent and Charter Communications Holdings, LLC
              (Incorporated by reference to Amendment No. 6 to the
              registration statement on Form S-4 of Charter Communications
              Holdings, LLC and Charter Communications Holdings Capital
              Corporation filed on August 27, 1999 (File No. 333-77499))
10.9(b)       Amendment to the Option Agreement, dated as of August 23,
              1999, between Jerald L. Kent and Charter Communications
              Holding Company, LLC (Incorporated by reference to Amendment
              No. 6 to the registration statement on Form S-4 of Charter
              Communications Holdings, LLC and Charter Communications
              Holdings Capital Corporation filed on August 27, 1999 (File
              No. 333-77499))
10.9(c)       Form of Amendment to the Option Agreement, dated as of
              November 8, 1999, by and among Jerald L. Kent, Charter
              Communications Holding Company, LLC and Charter
              Communications, Inc. (Incorporated by reference to Amendment
              No. 4 to the registration statement on Form S-1 of Charter
              Communications, Inc. filed on November 1, 1999 (File No.
              333-83887))
10.10         Letter Agreement, dated as of July 22, 1999 between Charter
              Communications Holding Company, LLC and Charter
              Communications Holdings, LLC (Incorporated by reference to
              Amendment No. 5 to the registration statement on Form S-4 of
              Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on August
              10, 1999 (File No. 333-77499))
10.11         Amendment to Membership Interests Purchase Agreement, dated as of August 10, 1999, by and among Charter Communications
              Holding Company, LLC, Vulcan Cable III Inc. and Paul G.
              Allen (Incorporated by reference to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications
              Holdings, LLC and Charter Communications Holdings Capital
              Corporation filed on August 27, 1999 (File No. 333-77499))
10.12         Form of Assignment and Assumption Agreement, dated as of
              November 4, 1999, by and between Charter Investment, Inc.
              and Charter Communications, Inc. (Incorporated by reference to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc. filed on September 28, 1999
              (File No. 333-83887))

  EXHIBIT                             DESCRIPTION
  -------                             -----------
10.13         Form of Registration Rights Agreement, dated as of November
              12, 1999, by and among Charter Communications, Inc., Charter
              Investment, Inc., Vulcan Cable III Inc., Mr. Paul G. Allen,
              Mr. Jerald L. Kent, Mr. Howard L. Wood and Mr. Barry L.
              Babcock (Incorporated by reference to Amendment No. 3 to the registration statement on Form S-1 of Charter
              Communications, Inc. filed on October 18, 1999 (File No.
              333-83887))
10.14         Form of Consulting Agreement, dated as of November 1, 1999, by and between Howard L. Wood and Charter Communications,
              Inc. (Incorporated by reference to Amendment No. 4 to the
              registration statement on Form S-1 of Charter
              Communications, Inc. filed on November 1, 1999 (File No.
              333-83887))
10.15         Form of Termination of Employment Agreement, dated as of
              November 1, 1999, by and between Howard L. Wood and Charter
              Investment, Inc., Communications, Inc. and Charter
              Communications Holding Company, LLC (Incorporated by
              reference to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on
              November 1, 1999 (File No. 333-83887))
10.16         Letter Agreement, dated September 21, 1999, by and among
              Charter Communications, Inc., Charter Investment, Inc.,
              Charter Communications Holding Company, Inc. and Vulcan
              Ventures Inc. (Incorporated by reference to Amendment No. 3 to the registration statement on Form S-1 of Charter
              Communications, Inc. filed on October 18, 1999 (File No.
              333-83887))
10.17         Second Amended and Restated Credit Agreement dated as of
              February 2, 1999, as Amended and Restated as of January 2,
              2001 by and among CC VIII Operating, LLC, as borrower, CC
              VIII Holdings, LLC, as guarantor, and several financial
              institutions or entities named therein (Incorporated by
              reference to the annual report on Form 10-K filed by Charter
              Communications, Inc. on March 30, 2000 (File No. 333-83887))
10.18         Form of Credit Agreement, dated as of June 30, 1998, as
              Amended and Restated as of November 12, 1999, among Falcon
              Cable Communications, LLC, certain guarantors and several
              financial institutions or entities named therein
              (Incorporated by reference to Amendment No. 3 to the
              registration statement on Form S-1 of Charter
              Communications, Inc. filed on October 18, 1999 (File No.
              333-83887))
10.19         Credit Agreement, dated as of November 12, 1999, among CC VI
              Holdings, LLC, CC VI Operating Company, LLC and several
              financial institutions or entities named therein
              (Incorporated by reference to the report on Form 8-K of
              Charter Communications, Inc. filed on November 29, 1999
              (File No. 333-83887))
10.20(a)      Amended and Restated Limited Liability Company Agreement for
              Charter Communications Holding Company, LLC, dated February
              14, 2000 (Incorporated by reference to the current report on
              Form 8-K of Charter Communications, Inc. filed on February
              29, 2000 (File No. 333-83887))
10.20(b)      Second Amendment to the Amended and Restated Limited
              Liability Company Agreement for Charter Communications
              Holding Company, LLC, dated October 24, 2000
10.21         Letter Agreement, dated May 25, 1999, between Charter
              Communications, Inc. and Marc Nathanson (Incorporated by
              reference to the registration statement on Form S-4 of
              Charter Communications Holdings, LLC and Charter
              Communications Holdings Capital Corporation filed on January
              25, 2000 (File No. 333-95351))
10.22         Exchange Agreement, dated as of February 14, 2000, by and
              among Charter Communications, Inc., BCI (USA), LLC, William
              J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone
              BC Offshore Capital Partners L.P., Blackstone Family Media,
              III L.P. (as assignee of Blackstone Family Investment III
              L.P.), TCID of Michigan, Inc., and TCI Bresnan LLC
              (Incorporated by reference to the current report on Form 8-K of Charter Communications, Inc. filed on February 29, 2000
              (File No. 333-83887))

  EXHIBIT                             DESCRIPTION
  -------                             -----------
10.23         Form of Exchange Agreement, dated as of November 12, 1999 by and among Charter Investment, Inc., Charter Communications,
              Inc., Vulcan Cable III Inc. and Paul G. Allen (Incorporated
              by reference to Amendment No. 3 to the registration
              statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887))
10.24         Commitment Letter, dated February 26, 2001, by and among
              Goldman Sachs Credit Partners, L.P. and Morgan Stanley
              Senior Funding, Inc., on the one hand, and Charter
              Communications Holdings, LLC and Charter Communications
              Holdings Capital Corporation, on the other hand
12.1          Computation of Ratio of Earnings to Fixed Charges
21.1          Subsidiaries of Charter Communications Holdings, LLC
23.2          Consent of Arthur Andersen LLP
23.3          Consent of Ernst & Young LLP
23.4          Consent of KPMG LLP
23.5          Consent of Ernst & Young LLP
99            Risk Factors

     (b) Reports on Form 8-K

          On October 25, 2000, the Registrant filed a current report on Form 8-K relating to the offering and pricing of $650.0 million of Convertible Senior Notes due 2005.

          On November 2, 2000, the Registrant filed a current report on Form 8-K to announce third quarter 2000 financial results.

          On December 28, 2000, the Registrant filed a current report on Form 8-K to announce the Registrant's plans to raise, through its subsidiaries, Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation, $850.0 million of senior and senior discount notes in a private placement. The transaction size was subsequently increased and the issuers received gross proceeds of approximately $1.75 billion when the notes were sold in January 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charter Communications, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHARTER COMMUNICATIONS, INC.,
                                          Registrant

                                          By:      /s/ JERALD L. KENT
                                            ------------------------------------
                                            Jerald L. Kent
                                            President and Chief Executive
                                              Officer

Date: February 28, 2001

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

                     SIGNATURE                                    TITLE                     DATE
                     ---------                                    -----                     ----
                 /s/ PAUL G. ALLEN                   Chairman of the Board of         February 27, 2001
---------------------------------------------------    Directors
                   Paul G. Allen

                /s/ JERALD L. KENT                   President, Chief Executive       February 27, 2001
---------------------------------------------------    Officer, Director (Principal
                  Jerald L. Kent                       Executive Officer)

               /s/ KENT D. KALKWARF                  Executive Vice President and     February 27, 2001
---------------------------------------------------    Chief Financial Officer
                 Kent D. Kalkwarf                      (Principal Financial Officer
                                                       and Principal Accounting
                                                       Officer)

               /s/ MARC B. NATHANSON                 Director                         February 27, 2001
---------------------------------------------------
                 Marc B. Nathanson

               /s/ RONALD L. NELSON                  Director                         February 27, 2001
---------------------------------------------------
                 Ronald L. Nelson

              /s/ NANCY B. PERETSMAN                 Director                         February 27, 2001
---------------------------------------------------
                Nancy B. Peretsman

                     SIGNATURE                                    TITLE                     DATE
                     ---------                                    -----                     ----

               /s/ WILLIAM D. SAVOY                  Director                         February 27, 2001
---------------------------------------------------
                 William D. Savoy

                /s/ HOWARD L. WOOD                   Director                         February 27, 2001
---------------------------------------------------
                  Howard L. Wood

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES:
Report of Independent Public Accountants....................   F-2
Report of Independent Auditors..............................   F-3
Report of Independent Auditors..............................   F-4
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   F-5
Consolidated Statements of Operations for the Years Ended
  December 31, 2000 and 1999, and for the Period from
  December 24, 1998, through December 31, 1998..............   F-6
Consolidated Statements of Changes in Shareholders' Equity
  for the Years Ended December 31, 2000 and 1999 and for the
  Period from December 24, 1998, through December 31,
  1998......................................................   F-7
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999, and for the Period from
  December 24, 1998, through December 31, 1998..............   F-8
Notes to Consolidated Financial Statements..................   F-9
CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND
  SUBSIDIARIES:
Report of Independent Public Accountants....................  F-34
Consolidated Statement of Operations for the Period from
  January 1, 1998, through December 23, 1998................  F-35
Consolidated Statement of Changes in Shareholder's
  Investment for the Period from January 1, 1998 through
  December 23, 1998.........................................  F-36
Consolidated Statement of Cash Flows for the Period from
  January 1, 1998, through December 23, 1998................  F-37
Notes to Consolidated Financial Statements..................  F-38
BRESNAN COMMUNICATIONS GROUP LLC:
Independent Auditors' Report................................  F-44
Consolidated Balance Sheets as of December 31, 1999 and
  February 14, 2000.........................................  F-45
Consolidated Statements of Operations and Members' Equity
  (Deficit) for the Year Ended December 31, 1999 and for the
  Period from January 1, 2000 to February 14, 2000..........  F-46
Consolidated Statements of Cash Flows for the Year Ended
  December 31, 1999 and for the Period from January 1, 2000
  to February 14, 2000......................................  F-47
Notes to Consolidated Financial Statements..................  F-48

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO CHARTER COMMUNICATIONS, INC.:

     We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from December 24, 1998, through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Charter Communications VI Operating Company, LLC and subsidiaries, and CC VII Holdings, LLC -- Falcon Systems, as of December 31, 1999, and for the periods from the dates of acquisition through December 31, 1999, which statements on a combined basis reflect total assets and total revenues of 31 percent and 6 percent, respectively, of the related consolidated totals of the Company. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, and for the period from December 24, 1998, through December 31, 1998, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
February 8, 2001

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

                                          /s/ ERNST & YOUNG LLP

Denver, Colorado
February 11, 2000

                         REPORT OF INDEPENDENT AUDITORS

Sole Member
  CC VII Holdings, LLC

     We have audited the combined balance sheet of the CC VII Holdings, LLC -- Falcon Systems as of December 31, 1999, and the related combined statements of operations and parent's investment and cash flows for the period from November 13, 1999 (commencement date) to December 31, 1999 (not presented separately herein). These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the CC VII Holdings, LLC -- Falcon Systems at December 31, 1999 and the results of its operations and its cash flows for the period from November 13, 1999 (commencement date) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Los Angeles, California
March 2, 2000

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   130,702    $   133,706
  Accounts receivable, less allowance for doubtful accounts
     of $12,421 and $11,471, respectively...................      217,667         93,743
  Receivables from related party............................        6,480             --
  Prepaid expenses and other................................       77,719         35,142
                                                              -----------    -----------
          Total current assets..............................      432,568        262,591
                                                              -----------    -----------
INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment, net........................    5,267,519      3,490,573
  Franchises, net...........................................   17,068,702     14,985,793
                                                              -----------    -----------
                                                               22,336,221     18,476,366
                                                              -----------    -----------
OTHER ASSETS................................................      274,777        227,550
                                                              -----------    -----------
                                                              $23,043,566    $18,966,507
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $ 1,367,234    $   706,775
  Payables to related party.................................           --         13,183
                                                              -----------    -----------
          Total current liabilities.........................    1,367,234        719,958
                                                              -----------    -----------
LONG-TERM DEBT..............................................   13,060,455      8,936,455
                                                              -----------    -----------
DEFERRED MANAGEMENT FEES -- RELATED PARTY...................       13,751         21,623
                                                              -----------    -----------
OTHER LONG-TERM LIABILITIES.................................      285,266        145,124
                                                              -----------    -----------
MINORITY INTEREST...........................................    4,089,329      5,381,331
                                                              -----------    -----------
REDEEMABLE SECURITIES.......................................    1,104,327        750,937
                                                              -----------    -----------
SHAREHOLDERS' EQUITY:
  Class A common stock......................................          234            195
  Class B common stock......................................           --             --
  Preferred stock...........................................           --             --
  Additional paid-in capital................................    4,018,444      3,075,694
  Accumulated deficit.......................................     (894,881)       (66,231)
  Accumulated other comprehensive income (loss).............         (593)         1,421
                                                              -----------    -----------
          Total shareholders' equity........................    3,123,204      3,011,079
                                                              -----------    -----------
                                                              $23,043,566    $18,966,507
                                                              ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    PERIOD FROM
                                                                                    DECEMBER 24,
                                                                                       1998,
                                                       YEAR ENDED DECEMBER 31,        THROUGH
                                                     ---------------------------    DECEMBER 31,
                                                         2000           1999            1998
                                                     ------------    -----------    ------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
REVENUES...........................................  $  3,249,222    $ 1,428,244      $13,713
                                                     ------------    -----------      -------
OPERATING EXPENSES:
  Operating, general and administrative............     1,651,353        737,957        7,134
  Depreciation and amortization....................     2,473,082        745,315        8,318
  Option compensation expense......................        40,978         79,979          845
  Corporate expense charge -- related party........        55,243         51,428          473
                                                     ------------    -----------      -------
                                                        4,220,656      1,614,679       16,770
                                                     ------------    -----------      -------
     Loss from operations..........................      (971,434)      (186,435)      (3,057)
OTHER INCOME (EXPENSE):
  Interest expense.................................    (1,059,130)      (477,799)      (2,353)
  Interest income..................................         7,348         34,467          133
  Loss on equity investments.......................       (19,262)            --           --
  Other, net.......................................       (12,467)        (8,039)          --
                                                     ------------    -----------      -------
     Loss before income tax expense and minority
       interest in loss of subsidiary..............    (2,054,945)      (637,806)      (5,277)
INCOME TAX EXPENSE.................................            --         (1,030)          --
                                                     ------------    -----------      -------
  Loss before minority interest in loss of
     subsidiary....................................    (2,054,945)      (638,836)      (5,277)
MINORITY INTEREST IN LOSS OF SUBSIDIARY............     1,226,295        572,607        5,275
                                                     ------------    -----------      -------
  Net loss.........................................  $   (828,650)   $   (66,229)     $    (2)
                                                     ============    ===========      =======
LOSS PER COMMON SHARE, basic and diluted...........  $      (3.67)   $     (2.22)     $ (0.04)
                                                     ============    ===========      =======
Weighted-average common shares outstanding.........   225,697,775     29,811,202       50,000
                                                     ============    ===========      =======

 The accompanying notes are an integral part of these consolidated statements.

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                                                                     OTHER
                                  CLASS A   CLASS B   ADDITIONAL                 COMPREHENSIVE       TOTAL
                                  COMMON    COMMON     PAID-IN     ACCUMULATED      INCOME       SHAREHOLDERS'
                                   STOCK     STOCK     CAPITAL       DEFICIT        (LOSS)          EQUITY
                                  -------   -------   ----------   -----------   -------------   -------------
                                                             (DOLLARS IN THOUSANDS)
BALANCE, December 24, 1998......   $ --       $--     $      832    $      --       $    --       $      832
  Net loss......................     --        --             --           (2)           --               (2)
                                   ----       ---     ----------    ---------       -------       ----------
BALANCE, December 31, 1998......     --        --            832           (2)           --              830
  Issuance of Class B common
     stock to Mr. Allen.........     --        --            950           --            --              950
  Net proceeds from initial
     public offering of Class A
     common stock...............    196        --      3,547,724           --            --        3,547,920
  Issuance of common stock in
     exchange for additional
     equity of subsidiary.......     26        --        638,535           --            --          638,561
  Distributions to Charter
     Investment.................     --        --         (2,233)          --            --           (2,233)
  Equity classified as
     redeemable securities......    (27)       --       (700,759)          --            --         (700,786)
  Option compensation expense...     --        --          4,493           --            --            4,493
  Loss on issuance of equity by
     subsidiary.................     --        --       (413,848)          --            --         (413,848)
  Net loss......................     --        --             --      (66,229)           --          (66,229)
  Unrealized gain on marketable
     securities available for
     sale.......................     --        --             --           --         1,421            1,421
                                   ----       ---     ----------    ---------       -------       ----------
BALANCE, December 31, 1999......    195        --      3,075,694      (66,231)        1,421        3,011,079
  Issuance of common stock
     related to acquisitions....     11        --        177,976           --            --          177,987
  Redeemable securities
     reclassified as equity.....     28        --        692,505           --            --          692,533
  Option compensation expense...     --        --         16,405           --            --           16,405
  Gain on issuance of equity by
     subsidiary.................     --        --         55,534           --            --           55,534
  Stock options exercised.......     --        --            330           --            --              330
  Net loss......................     --        --             --     (828,650)           --         (828,650)
  Unrealized loss on marketable
     securities available for
     sale.......................     --        --             --           --        (2,014)          (2,014)
                                   ----       ---     ----------    ---------       -------       ----------
BALANCE, December 31, 2000......   $234       $--     $4,018,444    $(894,881)      $  (593)      $3,123,204
                                   ====       ===     ==========    =========       =======       ==========

 The accompanying notes are an integral part of these consolidated statements.

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      PERIOD FROM
                                                                                      DECEMBER 24,
                                                                                         1998,
                                                          YEAR ENDED DECEMBER 31,       THROUGH
                                                         --------------------------   DECEMBER 31,
                                                            2000           1999           1998
                                                         -----------   ------------   ------------
                                                                  (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................  $  (828,650)  $    (66,229)    $     (2)
  Adjustments to reconcile net loss to net cash
     provided by operating activities --
     Minority interest in loss of subsidiary...........   (1,226,295)      (572,607)      (5,275)
     Depreciation and amortization.....................    2,473,082        745,315        8,318
     Option compensation expense.......................       40,978         79,979          845
     Noncash interest expense..........................      181,436        100,674           --
     Loss on equity investments........................       19,262             --           --
  Changes in assets and liabilities, net of effects
     from acquisitions --
     Accounts receivable...............................     (138,453)       (32,366)      (8,753)
     Prepaid expenses and other........................      (45,203)        13,627         (211)
     Accounts payable and accrued expenses.............      699,602        177,321       10,227
     Receivables from and payables to related party,
       including deferred management fees..............      (49,138)        27,653          473
  Other operating activities...........................        4,589          6,549        2,022
                                                         -----------   ------------     --------
       Net cash provided by operating activities.......    1,131,210        479,916        7,644
                                                         -----------   ------------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment............   (2,825,126)      (741,508)     (13,672)
  Payments for acquisitions, net of cash acquired......   (1,188,000)    (7,629,564)          --
  Loan to Marcus Cable Holdings........................           --     (1,680,142)          --
  Purchases of investments.............................      (59,149)            --           --
  Other investing activities...........................       18,307        (26,755)          --
                                                         -----------   ------------     --------
       Net cash used in investing activities...........   (4,053,968)   (10,077,969)     (13,672)
                                                         -----------   ------------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt.........................    7,504,565     10,114,188       14,200
  Repayments of long-term debt.........................   (4,499,793)    (5,694,375)          --
  Payments for debt issuance costs.....................      (85,348)      (113,481)          --
  Net proceeds from initial public offering of Class A
     common stock......................................           --      3,547,920           --
  Proceeds from issuance of Class B common stock.......           --            950           --
  Capital contributions to Charter Holdco by Vulcan
     Cable.............................................           --      1,894,290           --
  Distributions to Charter Investment..................           --        (10,931)          --
  Other financing activities...........................          330        (16,375)          --
                                                         -----------   ------------     --------
       Net cash provided by financing activities.......    2,919,754      9,722,186       14,200
                                                         -----------   ------------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...       (3,004)       124,133        8,172
CASH AND CASH EQUIVALENTS, beginning of period.........      133,706          9,573        1,401
                                                         -----------   ------------     --------
CASH AND CASH EQUIVALENTS, end of period...............  $   130,702   $    133,706     $  9,573
                                                         ===========   ============     ========
CASH PAID FOR INTEREST.................................  $   750,606   $    314,606     $  5,538
                                                         ===========   ============     ========
NONCASH TRANSACTIONS:
  Transfer of operating subsidiaries to the Company....  $        --   $  1,252,370     $     --
  Transfer of equity interests to the Company..........           --        180,710           --
  Issuance of equity as partial payments for
     acquisitions......................................    1,192,097        683,312           --

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

     On November 12, 1999, Charter sold 195.5 million shares of Class A common stock in an initial public offering and 50,000 shares of high vote Class B common stock to Mr. Allen. The net proceeds from the offerings of approximately $3.55 billion were used to purchase membership units of Charter Communications Holding Company, LLC (Charter Holdco), except for a portion of the proceeds that were retained by Charter to acquire a portion of the equity interests of Avalon Cable of Michigan Holdings, Inc. (Avalon). In exchange for the contribution of the net proceeds from the offerings and equity interests of Avalon, Charter received 195.55 million membership units of Charter Holdco on November 12, 1999, representing a 100% voting interest and an approximate 40.6% economic interest. As of December 31, 2000, Charter owns a 40.8% economic interest in Charter Holdco.

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

     Charter is a holding company whose sole asset is a controlling equity interest in Charter Holdco, an indirect owner of cable systems. Charter and Charter Holdco and its subsidiaries are collectively referred to as the Company. The consolidated financial statements of Charter include the accounts of Charter Holdco and all of its direct and indirect subsidiaries. All material intercompany transactions and balances have been eliminated.

     As of December 31, 2000, the Company owns and operates cable systems serving approximately 6.4 million (unaudited) customers. The Company currently offers a full array of traditional analog cable television services and advanced bandwidth services such as digital television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high speed cable modems, and video-on-demand.

  Charter Communications Holding Company, LLC

     Charter Holdco, a Delaware limited liability company, was formed in February 1999 as a wholly owned subsidiary of Charter Investment. Charter Investment through its wholly owned subsidiary, Charter Communications Properties Holdings, LLC (CCPH), commenced operations with the acquisition of a cable system on September 30, 1995.

     Effective December 23, 1998, through a series of transactions, Mr. Allen acquired approximately 94% of Charter Investment for an aggregate purchase price of $2.2 billion, excluding $2.0 billion in debt assumed (the "Paul Allen Transaction"). In conjunction with the Paul Allen Transaction, Charter Investment acquired, for

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES fair value from unrelated third parties, all of the interests it did not already own in CharterComm Holdings, LLC (CharterComm Holdings) and CCA Group (comprised of CCA Holdings Corp., CCT Holdings Corp. and Charter Communications Long Beach, Inc.), all cable television operating companies, for $2.0 billion, excluding $1.8 billion in debt assumed. Charter Investment previously managed and owned minority interests in these companies. These acquisitions were accounted for using the purchase method of accounting and accordingly, results of operations of CharterComm Holdings and CCA Group are included in the financial statements from the date of acquisition. In February 1999, Charter Investment transferred all of its cable television operating subsidiaries to a wholly owned subsidiary of Charter Communications Holdings, LLC (Charter Holdings). Charter Holdings is a wholly owned subsidiary of Charter Holdco. This transfer was accounted for as a reorganization of entities under common control similar to a pooling of interests.

     As a result of the change in ownership of CCPH, CharterComm Holdings and CCA Group, Charter Holdco applied push-down accounting in the preparation of its consolidated financial statements. Accordingly, on December 23, 1998, Charter Holdco increased its members' equity by $2.2 billion to reflect the amounts paid by Mr. Allen and Charter Investment. The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $3.6 billion.

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

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

     Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets as follows:

Cable distribution systems.......................  3-15 years
Buildings and leasehold improvements.............  5-15 years
Vehicles and equipment...........................  3-5 years

  Franchises

     Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of 15 years. The period of 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Company. Accumulated amortization related to franchises was $1.9 billion and $650.5 million, as of December 31, 2000 and 1999, respectively. Amortization expense related to franchises for the years ended December 31, 2000 and 1999, and for the period from December 24, 1998, through December 31, 1998, was $1.2 billion, $520.0 million and $5.3 million, respectively.

  Other Assets

     Other assets include deferred financing costs, costs capitalized related to customer acquisition and investments in equity securities. The accounting policies for each are discussed below.

     Costs related to borrowings are deferred and amortized to interest expense using the effective interest method over the terms of the related borrowings. As of December 31, 2000 and 1999, other assets include $180.5 million and $120.7 million of deferred financing costs, net of accumulated amortization of $35.9 million and $10.3 million, respectively.

     The Company capitalizes incremental and direct contract acquisition and origination costs associated with obtaining new customers by analogy to Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Costs of Leases as permitted by Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Costs capitalized are only those that are realizable from future revenues. The Company capitalizes third party incremental costs associated with obtaining new customers as well as internal salaries and benefits for personnel directly involved in customer origination and set up. Costs related to unsuccessful efforts and indirect costs are expensed as incurred. Capitalized costs are charged to expense generally over periods from one to twelve months. As of December 31, 2000 and 1999, the unamortized portion of the deferred costs was $3.0 million and $2.4 million, respectively.

     Investments in equity securities are accounted for at cost, under the equity method of accounting or in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Charter recognizes losses for any decline in value considered to be other than temporary. Certain marketable equity securities are classified as "available for sale" and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive income (loss). Comprehensive loss for the years ended December 31, 2000 and 1999, and for the period from December 24, 1998, through December 31, 1998, was

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

$830.7 million, $64.8 million and $2.0, respectively. The following summarizes information as of December 31, 2000, and for the year ended December 31, 2000:

                                                                       LOSS FOR THE
                                                  CARRYING VALUE AT     YEAR ENDED
                                                    DECEMBER 31,       DECEMBER 31,
                                                        2000               2000
                                                  -----------------    ------------
Equity investments, under the cost method.......       $14,091           $(11,759)
Equity investments, under the equity method.....        49,031             (7,503)
Marketable securities, at market value..........         3,767                 --
                                                       -------           --------
                                                       $66,889           $(19,262)
                                                       =======           ========

  Impairment of Assets

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

  Revenues

     Revenues from basic, premium, pay-per-view, digital and data services are recognized when the related services are provided.

     Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2000 and 1999, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

     Advertising sales are recognized in the period that the advertisements are exhibited.

     Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis, from the Company's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

  Other Long-term Liabilities

     The Company receives upfront payments from certain programmers to launch and promote new cable television channels. Revenue is recognized to the extent of the fair value of the advertising services provided to promote the new channel. Such revenue is classified as advertising revenue and totaled $51.5 million for the year ended December 31, 2000. The remaining portion is deferred and amortized as an offset to programming expense over the respective terms of the program agreements, which range from one to 20 years. For the years ended December 31, 2000 and 1999, and for the period from December 24, 1998, through December 31, 1998, the Company amortized and recorded as a reduction of programming costs $6.9 million, $3.4 million and $12, respectively. As of December 31, 2000 and 1999, the unamortized portion of the deferred launch payments totaled $104.2 million and $13.4 million, respectively, and is included in other long-term liabilities.

  Interest Rate Hedge Agreements

     The Company manages fluctuations in interest rates by using interest rate hedge agreements, as required by certain debt agreements. Interest rate swaps, caps and collars are accounted for as hedges of debt obligations, and accordingly, the net settlement amounts are recorded as adjustments to interest expense in the

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES period incurred. Premiums paid for interest rate caps are deferred, included in other assets, and are amortized over the original term of the interest rate agreement as an adjustment to interest expense.

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

  Income Taxes

     Substantially all of the taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members, Charter, Charter Investment, Vulcan Cable, and the former owners of an acquired company. Prior to November 12, 1999, income taxes were the responsibility of the owners of Charter Investment and Vulcan Cable and are not provided for in the accompanying consolidated financial statements. Beginning November 12, 1999, Charter is responsible for its share of taxable income (loss) of Charter Holdco allocated to Charter in accordance with partnership tax rules and regulations. The tax basis of Charter's investment in Charter Holdco is not materially different than the carrying value of the investment for financial reporting purposes as of December 31, 2000.

     Charter Holdco's limited liability company agreement provides that through the end of 2003, tax losses of Charter Holdco that would otherwise have been allocated to Charter will instead be allocated to the membership units held by Vulcan Cable and Charter Investment. At the time Charter Holdco first becomes profitable (as determined under the applicable federal income tax rules), the profits that would otherwise have been allocated to Charter will instead be allocated to the membership units held by Vulcan Cable and Charter Investment until the tax benefits are fully restored. Management does not expect Charter Holdco to generate taxable income in the foreseeable future.

  Segments

     In accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, segments have been identified based upon management responsibility. The individual segments have been aggregated into one reportable segment, cable services.

  Loss per Common Share

     Basic loss per common share is computed by dividing the net loss by 225,697,775 shares, and 29,811,202 shares and 50,000 shares for 2000, 1999 and for the period from December 24, 1998, through December 31, 1998, representing the weighted-average common shares outstanding during the respective periods. For purposes of the loss per common share calculation for the period from December 24, 1998, through December 31, 1998, Mr. Allen's 50,000 shares of high vote Class B common stock are considered to be outstanding for the entire period. Diluted loss per common share equals basic loss per common share for the periods presented, as the effect of stock options is anti-dilutive because the Company generated net losses. All membership units of Charter Holdco are exchangeable on a one-for-one basis into common stock of Charter at the option of the holders. Should the holders exchange units for shares, the effect would not be dilutive.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United Sates requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. ACQUISITIONS:

     During 2000, the Company acquired cable systems in five separate transactions for an aggregate purchase price of $1.2 billion, net of cash acquired, excluding debt assumed of $963.3 million. In connection with the acquisitions, Charter issued shares of Class A common stock valued at approximately $178.0 million, and Charter Holdco and an indirect subsidiary of Charter Holdco issued equity interests totaling $384.6 million and $629.5 million, respectively. The purchase prices were allocated to assets and liabilities assumed based on relative fair values, including amounts assigned to franchises of $3.0 billion.

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

     All of the above acquisitions were accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets have been included in the financial statements from their respective dates of acquisition. The allocation of the purchase price for the acquisitions acquired during 2000 are based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase prices and allocation will not have a material impact on the consolidated results of operations or financial position of the Company.

     Summarized pro forma operating results of the Company as though all acquisitions and dispositions closed since January 1, 1999, the initial public offering of common stock, the issuance and sale of the January 2000 Charter Holdings Notes and the Charter Convertible Notes, and the drawdown of the Charter Holdings Senior Bridge Loan Facility (see Note 7) had occurred on January 1, 1999, with adjustments to give effect to amortization of franchises, interest expense, minority interest, and certain other adjustments, follows.

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
                                                           (UNAUDITED)
Revenues..........................................  $ 3,298,974    $ 2,949,147
Loss from operations..............................     (998,546)      (464,627)
Loss before minority interest.....................   (2,098,357)    (1,480,458)
Net loss..........................................     (860,210)      (609,944)
Loss per common share, basic and diluted..........        (3.69)         (2.61)

     The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31:

                                                           2000        1999
                                                         --------    --------
Balance, beginning of year.............................  $ 11,471    $  1,728
Acquisitions of cable systems..........................       780       5,860
Charged to expense.....................................    46,151      20,872
Uncollected balances written off, net of recoveries....   (45,981)    (16,989)
                                                         --------    --------
Balance, end of year...................................  $ 12,421    $ 11,471
                                                         ========    ========

5. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of the following at December 31:

                                                        2000           1999
                                                     -----------    ----------
Cable distribution systems.........................  $ 5,619,227    $3,523,217
Land, buildings and leasehold improvements.........      282,661       108,214
Vehicles and equipment.............................      426,847       176,221
                                                     -----------    ----------
                                                       6,328,735     3,807,652
Less -- Accumulated depreciation...................   (1,061,216)     (317,079)
                                                     -----------    ----------
                                                     $ 5,267,519    $3,490,573
                                                     ===========    ==========

     For the years ended December 31, 2000 and 1999, and for the period from December 24, 1998, through December 31, 1998, depreciation expense was $1.2 billion, $225.0 million, and $2.8 million, respectively.

     During the year ended December 31, 2000, the Company reduced the estimated useful lives of certain depreciable assets expected to have reduced lives as a result of the rebuild and upgrade of the Company's cable distribution systems. As a result, an additional $508.5 million of depreciation expense was recorded during the year ended December 31, 2000.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consist of the following at December 31:

                                                          2000         1999
                                                       ----------    --------
Accounts payable.....................................  $  365,140    $112,233
Capital expenditures.................................     281,142      66,713
Accrued interest.....................................     212,958      85,870
Programming costs....................................     120,035      72,245
Accrued general and administrative...................      75,421      39,648
Franchise fees.......................................      53,494      46,524
Liability for pending transfer of cable system.......          --      88,200
Other accrued expenses...............................     259,044     195,342
                                                       ----------    --------
                                                       $1,367,234    $706,775
                                                       ==========    ========

     The liability for pending transfer of cable system represents the fair value of a cable system to be transferred upon obtaining necessary regulatory approvals in connection with the transaction with InterMedia

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

Capital Partners IV L. P., InterMedia Partners and their affiliates. Such approvals were obtained and the system's assets were transferred in March 2000.

7. LONG-TERM DEBT:

     Long-term debt consists of the following at December 31:

                                                        2000           1999
                                                     -----------    ----------
Charter Communications, Inc.:
  5.75% Convertible Senior Notes...................  $   750,000    $       --
Charter Holdings:
  8.250% Senior Notes..............................      600,000       600,000
  8.625% Senior Notes..............................    1,500,000     1,500,000
  9.920% Senior Discount Notes.....................    1,475,000     1,475,000
  10.00% Senior Notes..............................      675,000            --
  10.25% Senior Notes..............................      325,000            --
  11.75% Senior Discount Notes.....................      532,000            --
  Senior Bridge Loan Facility......................      272,500            --
Renaissance:
  10.00% Senior Discount Notes.....................      114,413       114,413
CC V Holdings, LLC (Avalon):
  9.375% Senior Subordinated Notes.................           --       150,000
  11.875% Senior Discount Notes....................      179,750       196,000
CC VII Holdings, LLC (Falcon):
  8.375% Senior Debentures.........................           --       375,000
  9.285% Senior Discount Debentures................           --       435,250
Credit Facilities:
  Charter Operating................................    4,432,000     2,906,000
  CC Michigan, LLC and CC New England, LLC
     (Avalon)......................................      213,000       170,000
  CC VI Operating Company, LLC (Fanch).............      895,000       850,000
  Falcon Cable Communications, LLC.................    1,050,000       865,500
  CC VIII Operating, LLC (Bresnan).................      712,000            --
Other debt.........................................        1,971         1,400
                                                     -----------    ----------
                                                      13,727,634     9,638,563
Unamortized net discount...........................     (667,179)     (702,108)
                                                     -----------    ----------
                                                     $13,060,455    $8,936,455
                                                     ===========    ==========

  Charter Convertible Notes

     In October and November 2000, Charter issued $750.0 million 5.75% Convertible Senior Notes maturing on October 15, 2005 (the "Charter Convertible Notes") for net proceeds of $727.5 million.

     The Charter Convertible Notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 46.3822 shares per $1,000 principal amount of notes, which is equivalent to a price of $21.56 per share, subject to certain adjustments. These notes are redeemable at the option of Charter at amounts decreasing from 102.3% to 100% of the principal amount plus accrued and unpaid interest

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES beginning on October 15, 2003, to the date of redemption. Interest is payable semiannually on April 15 and October 15, beginning April 15, 2001, until maturity.

     The Charter Convertible Notes rank equally with any future unsubordinated and unsecured indebtedness of Charter, but are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries. Upon a change of control, subject to certain conditions and restrictions, Charter may be required to repurchase the notes, in whole or in part, at 100% of their principal amount plus accrued interest at the repurchase date.

  Charter Holdings Notes

     In January 2000, the Charter Holdings and Charter Communications Holdings Capital Corporation (Charter Holdings Capital), a wholly owned subsidiary of Charter Holdings (collectively, the "Issuers"), issued $675.0 million 10.000% Senior Notes due 2009 (the "10.000% Senior Notes"), $325.0 million 10.250% Senior Notes due 2010 (the "10.25% Senior Notes"), and $532.0 million 11.75% Senior Discount Notes due 2010 (the "11.75% Senior Discount Notes"), collectively referred to as the "January 2000 Charter Holdings Notes". The net proceeds were $1.25 billion, after giving effect to discounts, commissions and expenses.

     The 10.00% Senior Notes are not redeemable prior to maturity. Interest is payable semiannually on April 1 and October 1, beginning April 1, 2000 until maturity.

     The 10.25% Senior Notes are redeemable at the option of the Issuers at amounts decreasing from 105.125% to 100% of par value plus accrued and unpaid interest, beginning on January 15, 2005, to the date of redemption. At any time prior to January 15, 2003, the Company may redeem up to 35% of the aggregate principal amount of the 10.25% Senior Notes at a redemption price of 110.25% of the principal amount under certain conditions. Interest is payable semiannually in arrears on January 15 and July 15, beginning on July 15, 2000, until maturity.

     The 11.75% Senior Discount Notes are redeemable at the option of the Issuers at amounts decreasing from 105.875% to 100% of accreted value beginning January 15, 2005. At any time prior to January 15, 2003, the Company may redeem up to 35% of the aggregate principal amount of the 11.75% Senior Notes at a redemption price of 111.75% of the accreted value under certain conditions. Interest is payable semiannually in arrears on January 15 and July 15, beginning on July 15, 2005, until maturity. The discount on the 11.75% Senior Discount Notes is being accreted using the effective interest method. The unamortized discount was $196.5 million at December 31, 2000.

     In March 1999, Issuers issued $600.0 million 8.250% Senior Notes due 2007 (the "8.250% Senior Notes"), $1.5 billion 8.625% Senior Notes due 2009 (the "8.625% Senior Notes"), and $1,475.0 million 9.920% Senior Discount Notes due 2011 (the "9.920% Senior Discount Notes"), collectively referred to as the "Charter Holdings Notes". The net proceeds were $2.9 billion, after giving effect to discounts, commissions and expenses.

     The 8.250% Senior Notes are not redeemable prior to maturity. Interest is payable semiannually in arrears on April 1 and October 1, beginning October 1, 1999, until maturity.

     The 8.625% Senior Notes are redeemable at the option of the Issuers at amounts decreasing from 104.313% to 100% of par value plus accrued and unpaid interest beginning on April 1, 2004, to the date of redemption. At any time prior to April 1, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 8.625% Senior Notes at a redemption price of 108.625% of the principal amount under certain conditions. Interest is payable semiannually in arrears on April 1 and October 1, beginning October 1, 1999, until maturity.

     The 9.920% Senior Discount Notes are redeemable at the option of the Issuers at amounts decreasing from 104.960% to 100% of accreted value beginning April 1, 2004. At any time prior to April 1, 2002, the

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

Issuers may redeem up to 35% of the aggregate principal amount of the 9.920% Senior Discount Notes at a redemption price of 109.920% of the accreted value under certain conditions. Thereafter, cash interest is payable semiannually in arrears on April 1 and October 1 beginning April 1, 2004, until maturity. The discount on the 9.920% Senior Discount Notes is being accreted using the effective interest method. The unamortized discount was $397.8 million at December 31, 2000, and $497.2 million at December 31, 1999.

     The Charter Holdings Notes and the January 2000 Charter Holdings Notes rank equally with current and future unsecured and unsubordinated indebtedness (including accounts payables of the Company). The Issuers are required to make an offer to repurchase all of the Charter Holdings Notes, at a price equal to 101% of the aggregate principal or 101% of the accreted value, together with accrued and unpaid interest, upon a change of control of the Company.

  Charter Holdings Senior Bridge Loan Facility

     On August 4, 2000, Charter Holdings and Charter Holdings Capital entered into a senior bridge loan agreement providing for senior increasing rate bridge loans in an aggregate principal amount of up to $1.0 billion.

     On August 14, 2000, Charter Holdings borrowed $1.0 billion under the senior bridge loan facility and used substantially all of the proceeds to repay a portion of the amounts outstanding under the Charter Operating and the Falcon revolving credit facilities. The bridge loan initially bore interest at an annual rate of 10.21%.

     The net proceeds from the sale of the Charter Convertible Notes were contributed as equity to Charter Holdings. Charter Holdings used substantially all of the net proceeds to repay a portion of the amounts outstanding under the Charter Holdings senior bridge loan facility. In January 2001, the bridge loan was repaid (see Note 21).

  Renaissance Notes

     In connection with the acquisition of Renaissance Media Group LLC (Renaissance) in 1999, the Company assumed $163.2 million principal amount at maturity of senior discount notes due April 2008 (the "Renaissance Notes"). As a result of the change in control of Renaissance, the Company was required to make an offer to repurchase the Renaissance Notes at 101% of their accreted value. In May 1999, the Company made an offer to repurchase the Renaissance Notes pursuant to this requirement, and the holders of the Renaissance Notes tendered an amount representing 30% of the total outstanding principal amount at maturity for repurchase. These notes were repurchased using a portion of the proceeds from the Charter Holdings Notes.

     As of December 31, 2000 and 1999, $114.4 million aggregate principal amount at maturity of Renaissance Notes with an accreted value of $94.6 million and $83.0 million, respectively, was outstanding. Interest on the Renaissance Notes shall be paid semiannually at a rate of 10% per annum beginning on October 15, 2003.

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

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

  Avalon Notes

     The Company acquired CC V Holdings, LLC (Avalon) (formerly known as Avalon Cable LLC) in November 1999 and assumed Avalon's 11.875% Senior Discount Notes due 2008 (the "Avalon 11.875% Notes") and 9.375% Subordinated Notes due 2008 (the "Avalon 9.375% Notes"). After December 1, 2003, cash interest on the Avalon 11.875% Notes will be payable semiannually on June 1 and December 1 of each year, commencing June 1, 2004.

     In January 2000, the Company, through change of control offers and purchases in the open market, completed the repurchase of the Avalon 9.375% Notes with a total outstanding principal amount of $150.0 million for a total of $153.7 million. Also in January 2000, the Company repurchased a portion of the Avalon 11.875% Notes with a total outstanding principal amount of $16.3 million for a total of $10.5 million. The repurchase of the Avalon 9.375% Notes and the Avalon 11.875% Notes was funded by a portion of the cash proceeds from the issuance of the January 2000 Charter Holdings Notes. The unamortized discount related to the Avalon 11.875% Notes was $48.1 million as of December 31, 2000, and $66.8 million as of December 31, 1999.

  Falcon Debentures

     The Company acquired CC VII Holdings, LLC (Falcon) (formerly known as Falcon Communications, L.P.) in November 1999 and assumed Falcon's 8.375% Senior Debentures Due 2010 (the "Falcon 8.375% Debentures") and 9.285% Senior Discount Debentures Due 2010 (the "Falcon 9.285% Debentures"), collectively referred to as the "Falcon Debentures".

     In February 2000, the Company, through change of control offers and purchases in the open market, completed the repurchase of the Falcon 8.375% Debentures with a total outstanding principal amount of $375.0 million for a total of $388.0 million. Also, in February 2000, the Company, through change of control offers and purchases in the open market, repurchased the Falcon 9.285% Debentures with an aggregate principal amount of $435.3 million for a total of $328.1 million. The repurchase of all the Falcon Debentures was funded by a portion of the proceeds from the January 2000 Charter Holdings Notes.

  Charter Operating Credit Facilities

     As of December 31, 2000, the Charter Operating Credit Facilities provide for two term facilities, one with a principal amount of $1.0 billion that matures in 2007 (Term A), and the other with the principal amount of $2.45 billion that matures in 2008 (Term B). The Charter Operating Credit Facilities also provide for a $1.25 billion revolving credit facility with a maturity date of September 2007 and at the options of the lenders, supplemental credit facilities, in the amount of $400.0 million available until March 18, 2002. Amounts under the Charter Operating Credit Facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% (8.39% to 9.27% as of December 31, 2000 and 8.22% to 8.97% as of December 31,1999). A
quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of Term A and the revolving credit facility. As of December 31, 2000, the unused availability on the Charter Operating Credit Facilities was $268.0 million.

  Avalon Credit Facilities

     In connection with the Avalon acquisition, the Company entered into a new credit agreement (the "Avalon Credit Facilities"). The Avalon Credit Facilities have maximum borrowings of $300.0 million, consisting of a revolving facility in the amount of $175.0 million that matures May 15, 2008, and a Term B loan in the amount of $125.0 million that matures on November 15, 2008. The Avalon Credit Facilities also provide for, at the options of the lenders, supplemental credit facilities in the amounts of $75 million available until December 31, 2003. Amounts under the Avalon Credit Facilities bear interest at the Base Rate or the

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

Eurodollar rate, as defined, plus a margin up to 2.75% (8.19% to 9.5% as of December 31, 2000 and 7.995% to 8.870% as of December 31, 1999). A quarterly commitment fee of between 0.250% and 0.375% per annum is payable on the unborrowed balance.

     On January 2, 2001, Charter Holdings contributed all of its equity interests in CC VIII Holdings, LLC to CC V Holdings, combining the cable systems acquired in the Avalon and Bresnan acquisitions. In connection with this combination, all amounts due under the Avalon credit facilities were repaid and the credit facilities were terminated.

  Fanch Credit Facilities

     In connection with the acquisition of cable systems of Fanch Cablevision L.P. and affiliates (Fanch), the Company entered into a new credit agreement (the "Fanch Credit Facilities"). The Fanch Credit Facilities provide for two term facilities, one with a principal amount of $450.0 million that matures May 2008 (Term A), and the other with the principal amount of $400.0 million that matures November 2008 (Term B). The Fanch Credit Facilities also provide for a $350.0 million revolving credit facility with a maturity date of May 2008 and at the options of the lenders, supplemental credit facilities, in the amount of $300.0 million available until December 31, 2004. Amounts under the Fanch Credit Facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 3.00% (8.15% to 9.55% as of December 31, 2000 and 8.12% to 8.87% as of December 31, 1999). A quarterly commitment fee of between 0.250% and 0.375% per annum is payable on the unborrowed balance. As of December 31, 2000, unused availability was $305.0 million. However, debt covenants limit the additional amounts that can be borrowed to $153.5 million at December 31, 2000.

  Falcon Credit Facilities

     In connection with the Falcon acquisition, the existing Falcon credit agreement (the "Falcon Credit Facilities") was amended to provide for two term facilities, one with a principal amount of $196.0 million that matures June 2007 (Term B), and the other with a principal amount of $294.0 million that matures December 2007 (Term C). The Falcon Credit Facilities also provide for a $646.0 million revolving credit facility with a maturity date of December 2006 and at the option of the lenders, supplemental credit facilities in the amounts of $700.0 million with a maturity date of December 2007. Amounts under the Falcon Credit Facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.5% (8.14% to 9.50% as of December 31, 2000 and 7.57% to 8.73% as of December 31, 1999). A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance. As of December 31, 2000, unused availability was $196.1 million.

  Bresnan Credit Facilities

     In connection with the Bresnan acquisition, the existing Bresnan credit agreement (the "Bresnan Credit Facilities") was amended and restated to provide for borrowings of up to $900.0 million, consisting of three term facilities, one with a principal amount of $403.0 million that matures June 30, 2007 (Term A), and one with a principal amount of $297.0 million that matures February 2, 2008 (Term B). The Bresnan Credit Facilities also provide for a $200.0 million revolving credit facility that may not have a maturity date earlier than six calendar months after the maturity date of the Term B loan facility. Amounts under the Bresnan Credit Facilities bear interest at the Base Rate or Eurodollar rate, as defined, plus a margin of up to 2.5% (8.44% to 9.30% as of December 31, 2000). A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance. As of December 31, 2000, unused availability was $188.0 million.

     On January 2, 2001, Charter Holdings contributed all of its equity interests in CC VIII Holdings, LLC to CC V Holdings, combining the cable systems acquired in the Avalon and Bresnan acquisitions. The Bresnan

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES credit facilities were amended and restated to, among other things, increase borrowing availability by $550.0 million.

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

     Based upon outstanding indebtedness at December 31, 2000, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, aggregate future principal payments on the total borrowings under all debt agreements at December 31, 2000, are as follows:

YEAR                                                AMOUNT
----                                              -----------
2001............................................  $        --
2002............................................      130,140
2003............................................      353,417
2004............................................      418,872
2005............................................    1,340,332
Thereafter......................................   11,484,873
                                                  -----------
                                                  $13,727,634
                                                  ===========

8. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     A summary of debt and the related interest rate hedge agreements as of December 31 follows:

                                              2000                        1999
                                    ------------------------    ------------------------
                                     CARRYING        FAIR        CARRYING        FAIR
                                      VALUE         VALUE         VALUE         VALUE
                                    ----------    ----------    ----------    ----------
DEBT
Charter Convertible Notes.........  $  750,000    $  876,563    $       --    $       --
Charter Holdings Debt.............   4,780,212     4,425,631     3,072,151     2,834,313
Credit Facilities.................   7,302,000     7,302,000     4,791,500     4,791,500
Other.............................     228,243       194,729     1,072,804     1,065,850

                                     2000                               1999
                        -------------------------------   --------------------------------
                        CARRYING    NOTIONAL     FAIR     CARRYING    NOTIONAL      FAIR
                         VALUE       AMOUNT      VALUE     VALUE       AMOUNT      VALUE
                        --------   ----------   -------   --------   ----------   --------
INTEREST RATE HEDGE
  AGREEMENTS
Swaps.................  $(1,306)   $1,942,713   $ 5,236   $(6,827)   $4,542,713   $(47,220)
Caps..................       --        15,000        --        --        15,000         16
Collars...............       --       520,000    10,807     1,361       240,000       (199)

     As the long-term debt under the credit agreements bears interest at current market rates, their carrying amount approximates market value at December 31, 2000 and 1999. The fair values of the notes and the debentures are based on quoted market prices.

     The weighted average interest pay rate for the Company's interest rate swap agreements was 7.61% and 8.06% at December 31, 2000 and 1999, respectively. The weighted average interest rate for the Company's

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES interest rate cap agreements was 9.0% at December 31, 2000 and 1999. The Company's interest rate collar agreements are structured so that if LIBOR falls below 5.3%, the Company pays 6.7%. If the LIBOR rate is between 5.3% and 8.0%, the Company pays LIBOR. The LIBOR rate is capped at 8.0% if LIBOR falls between 8.0% and 9.9%. If rates rise above 9.9%, the cap is removed.

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

9. SHAREHOLDERS' EQUITY:

     At December 31, 2000 and 1999, 1.75 billion and 1.5 billion shares, respectively, of $.001 par value Class A common stock, 750 million shares of $.001 par value Class B common stock, and 250 million shares of $.001 par value preferred stock are authorized. At December 31, 2000, 233.8 million shares of Class A common stock, 50,000 of Class B common stock and zero shares of preferred stock, were issued and outstanding. At December 31, 1999, 221.7 million of Class A common stock, 50,000 shares of Class B common stock and zero shares of preferred stock, were issued and outstanding. The Class A common stock includes 0.3 million shares and 26.8 million shares classified as redeemable securities at December 31, 2000 and 1999, respectively (see Note 16).

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

     Charter files separate federal and state income tax returns and is responsible for its share of taxable income (loss) of Charter Holdco as determined by partnership tax rules and regulations and Charter Holdco's limited liability company agreement (see Note 2). Management does not expect Charter to pay any income taxes in the foreseeable future. Any net deferred income tax assets are offset entirely by a valuation allowance because of current and expected future losses.

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

11. REVENUES:

     Revenues consist of the following for the years and period ended:

                                                                    PERIOD FROM
                                                                    DECEMBER 24,
                                                                       1998,
                                        YEAR ENDED DECEMBER 31,       THROUGH
                                        ------------------------    DECEMBER 31,
                                           2000          1999           1998
                                        ----------    ----------    ------------
Basic.................................  $2,249,339    $1,002,954      $ 9,347
Premium...............................     226,598       124,788        1,415
Pay-per-view..........................      28,590        27,537          260
Digital...............................      91,115         8,299           10
Advertising sales.....................     220,205        71,997          493
Data services.........................      63,330        10,107           55
Other.................................     370,045       182,562        2,133
                                        ----------    ----------      -------
                                        $3,249,222    $1,428,244      $13,713
                                        ==========    ==========      =======

12. OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES:

     Operating, general and administrative expenses consist of the following for the years and period ended:

                                                                      PERIOD FROM
                                                                      DECEMBER 24,
                                                                         1998,
                                          YEAR ENDED DECEMBER 31,       THROUGH
                                          ------------------------    DECEMBER 31,
                                             2000          1999           1998
                                          -----------    ---------    ------------
Programming.............................  $  736,043     $330,754        $3,137
General and administrative..............     543,865      237,480         2,377
Service.................................     192,603       99,486           847
Marketing...............................      63,789       23,447           225
Advertising sales.......................      56,499       31,281           344
Other...................................      58,554       15,509           204
                                          ----------     --------        ------
                                          $1,651,353     $737,957        $7,134
                                          ==========     ========        ======

13. RELATED PARTY TRANSACTIONS:

     Charter Investment provides management services to the Company including centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. Certain costs for services are billed and charged directly to the Company's operating subsidiaries and are included in operating costs. These billings are allocated based on the number of basic customers. Such costs totaled $50.8 million, $18.8 million and $128 for the years ended December 31, 2000 and 1999, and for the period from December 24, 1998, through December 31, 1998, respectively. All other costs incurred by Charter Investment on behalf of the Company are recorded as expenses in the accompanying consolidated financial statements and are included in corporate expense charge -- related party. Management believes that costs incurred by Charter Investment on the Company's behalf and included in the accompanying financial statements are not materially different than costs the Company would have incurred as a stand-alone entity.

     The Company is charged a management fee as stipulated in the management agreement between Charter Investment and Charter. To the extent management fees charged to the Company are greater (less) than the corporate expenses incurred by Charter Investment, the Company records distributions to (capital contribu-

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES tions from) Charter Investment. For the year ended December 31, 1999, the Company recorded distributions of $10.9 million, a portion of which have been allocated to minority interest. For the year ended December 31, 2000, and for the period from December 24, 1998, through December 31, 1998, the management fee charged to the Company approximated the corporate expenses incurred by Charter Investment on behalf of the Company. The credit facilities and indebtedness prohibit payments of management fees in excess of 3.5% of revenues until repayment of such indebtedness. Any amount in excess of 3.5% of revenues owed to Charter Investment based on the management agreement is recorded as deferred management fees -- related party.

     In December 2000, Charter Communications Ventures, LLC (Charter Ventures), a subsidiary of Charter Holdings, and Vulcan Ventures, Inc. (Vulcan), an affiliate of Mr. Allen, invested $37.0 million and $38.0 million, respectively, in High Speed Access Corp. (HSA) which provides high speed Internet access to certain of the Company's cable customers. The investments took the form of convertible preferred stock, that may be converted into HSA common stock. In addition, Charter and Vulcan own equity interests or warrants to purchase equity interests in HSA. As of December 31, 2000, Charter earned 1,932,931 warrants under certain agreements. Additional warrants may be earned by Charter based upon the number of homes passed. Under the terms of a network services agreement, Charter splits revenue with HSA based on set percentages of gross revenues in each category of service. Certain officers and directors of Charter serve as directors of HSA. For the years ended December 31, 2000 and 1999, revenues earned from HSA were $7.8 million and $461, respectively. Charter paid HSA $3.6 million, and $0.7 million, for the years ended December 31, 2000 and 1999, respectively, relating to monthly subscriber fees and equipment purchases. Charter Venture's investment is accounted for under the equity method, with a carrying value of $36.0 million as of December 31, 2000.

     Charter Ventures is a party to a joint venture with General Instrument Corporation (doing business as Broadband Communications Sector of Motorola,
Inc), Replay TV Inc. and Interval Research Corporation, an entity controlled by Mr. Allen, to develop and integrate digital video recording capabilities in advanced digital set-top boxes. The joint venture will focus on creating a set-top based digital recording platform that will be designed for storing video, audio and Internet content. In connection with the formation of the joint venture, Charter Ventures contributed $3.2 million in October 2000. Charter received management fees of $9.0 million for the year ended December 31, 2000.

     ZDTV, L.L.C. (operating as techtv) operates a cable television channel, which broadcasts shows about technology and the Internet. Vulcan and its affiliates own a 97% interest in techtv, and certain directors and officers of Charter serve as directors or officers of techtv. Through December 31, 2000, techtv has agreed to provide Charter no cost programming for broadcast over Charter systems. Effective January 1, 2001, Charter will pay a monthly per customer fee to techtv for cable systems that distribute techtv on a level of service received by fewer than 80% of the total system's customers. In addition, Mr. Allen is the 100% owner of the Portland Trailblazers, a National Basketball Association Team, and Trail Blazers, Inc. Expenses in connection with the cable broadcast of Portland Trail Blazers Basketball games were $993 and $727 for the years ended December 31, 2000 and 1999, respectively.

     Mr. Allen and certain affiliates of Mr. Allen own equity in and are directors of USA Networks, Inc. (USA Networks). USA Networks operates USA Network and the Sci-Fi Channel, which are cable television networks. USA Networks also operates Home Shopping Network, which is a retail sales program available via cable television systems. The Company pays USA Networks a monthly fee for programming services based on the number of subscribers. For the years ended December 31, 2000 and 1999, the Company paid USA Networks approximately $25.0 million and $16.7 million, respectively. In addition, the Company receives commissions from USA Networks for home shopping sales generated by its customers and for promotion of the Home Shopping Network. Such revenues for the years ended December 31, 2000 and 1999, were $26.5 million, and $1.8 million, respectively.

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

     Charter, Mr. Allen and certain affiliates of Mr. Allen also own equity interests or warrants to purchase equity interests in various entities that provide services, programming or equipment to the Company, including WorldGate Communications, Inc. (WorldGate), Wink Communications, Inc. (Wink), Oxygen Media Inc. (Oxygen Media), Digeo Broadband, Inc., RCN Corporation, TV Gateway LLC, Vulcan and Interval Research Company. In addition, certain officers or directors of the Company also serve as directors of Oxygen Media, RCN Corporation and InfoSpace, Inc. The Company and its affiliates do not hold controlling interests in any of these companies. The Company has paid less than 1% of operating costs for the year ended December 31, 2000 and 1999, and for the period from December 24, 1998, through December 31, 1998, for these services and equipment purchases. In addition, the Company receives revenues from Worldgate related to TV-based Internet access. Such revenues for the years ended December 31, 2000 and 1999, and for the period from December 24, 1998, through December 31, 1998, were less than 1% of total revenues.

14. MINORITY INTEREST AND EQUITY INTERESTS OF CHARTER HOLDCO:

     Minority interest represents total members' equity of Charter Holdco multiplied by 59.2% as of December 31, 2000, and 59.4% as of December 31, 1999, the ownership percentages of Charter Holdco not owned by Charter, plus preferred equity in an indirect subsidiary of Charter held by certain Bresnan sellers, less a portion of redeemable securities. Members' equity of Charter Holdco was $7.7 billion as of December 31, 2000, and $9.1 billion as of December 31, 1999. Gains (losses) arising from issuances by Charter Holdco of its membership units are recorded as capital transactions thereby increasing (decreasing) shareholders' equity and (decreasing) increasing minority interest on the consolidated balance sheets.

     Changes to minority interest consist of the following:

                                                               MINORITY
                                                               INTEREST
                                                              -----------
Balance, December 31, 1998..................................  $ 2,146,549
  Distributions to Charter Investment.......................       (8,698)
  Transfer of Marcus Holdings' operating subsidiaries to
     Charter Holdco.........................................    1,252,370
  Transfer of Rifkin equity interests to Charter Holdco.....      180,710
  Equity of a subsidiary issued to Falcon and Rifkin
     sellers................................................      683,312
  Equity of a subsidiary issued to Vulcan Cable for cash....    1,894,290
  Exchange of Charter Holdco units for Charter common
     stock..................................................     (638,561)
  Equity classified as redeemable securities................      (50,151)
  Minority interest in loss of a subsidiary.................     (572,607)
  Option compensation expense...............................       75,486
  Gain on issuance of equity by Charter Holdco..............      413,848
  Other.....................................................        4,783
                                                              -----------
Balance, December 31, 1999..................................    5,381,331
  Equity of subsidiaries issued to Bresnan sellers..........    1,014,110
  Equity of subsidiaries classified as redeemable
     securities.............................................   (1,095,239)
  Minority interest in loss of a subsidiary.................   (1,226,295)
  Option compensation expense...............................       24,573
  Loss on issuance of equity by Charter Holdco..............      (55,534)
  Redeemable securities reclassified as minority interest...       49,316
  Other.....................................................       (2,933)
                                                              -----------
Balance, December 31, 2000..................................  $ 4,089,329
                                                              ===========

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

     The preferred equity interests in Charter Holdco held by the Rifkin sellers were exchangeable into Class A common stock of Charter at the option of the Rifkin sellers only at the time of the initial public offering. In November 1999, preferred equity interests of $130.3 million were exchanged into common stock of Charter. The membership units of Charter Holdco held by the Falcon sellers were exchangeable into Class A common stock of Charter. The units are also puttable to Mr. Allen for cash. In November 1999, membership units of $43.4 million were put to Mr. Allen and $506.6 million were exchanged into the Class A common stock of Charter. For a two-year period from acquisition date, equity held by the Rifkin and Falcon sellers may be put to Mr. Allen for cash.

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

     In February 2000, Charter Holdco and Charter Holdings completed the acquisition of Bresnan. The Bresnan sellers obtained equity interests in Charter Holdco and preferred equity interest in a subsidiary of Charter Holdings. The holders of the preferred equity interests are entitled to a 2% annual return. All of the membership units received by the sellers are exchangeable on a one-for-one basis into shares of Class A common stock of Charter. Equity held by the Bresnan sellers may be put to Mr. Allen for cash during a 60-day period commencing on February 14, 2002.

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

     Membership units received upon exercise of the options are automatically exchanged into Class A common stock of Charter on a one-for-one basis.

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

     A summary of the activity for the Company's option plan for the years ended December 31, 2000 and 1999, and for the period from December 24, 1998, through December 31, 1998, is as follows:

                                      2000                     1999                    1998
                             ----------------------   ----------------------   ---------------------
                                           WEIGHTED                 WEIGHTED                WEIGHTED
                                           AVERAGE                  AVERAGE                 AVERAGE
                                           EXERCISE                 EXERCISE                EXERCISE
                               SHARES       PRICE       SHARES       PRICE       SHARES      PRICE
                             -----------   --------   -----------   --------   ----------   --------
Options outstanding,
  beginning of period......   20,757,608    $19.79      7,044,127    $20.00            --    $   --
Granted
  Pre IPO Grants...........           --        --      9,584,681     20.04     7,044,127     20.00
  Post IPO Grants..........   10,247,200     18.06      4,741,400     19.00            --        --
Exercised..................      (16,514)    20.00             --        --            --        --
Cancelled..................   (2,505,937)    18.98       (612,600)    19.95            --        --
                             -----------    ------    -----------    ------    ----------    ------
Options outstanding, end of
  period...................   28,482,357    $19.24     20,757,608    $19.79     7,044,127    $20.00
                             ===========    ======    ===========    ======    ==========    ======
Weighted Average Remaining
  Contractual Life.........    8.6 years                9.2 years              10.0 years
                             ===========              ===========              ==========
Options Exercisable, end of
  period...................    7,026,346    $19.98      2,091,032    $19.90     1,761,032    $20.00
                             ===========    ======    ===========    ======    ==========    ======
Weighted average fair value
  of options granted.......  $     12.34              $     12.59              $    12.50
                             ===========              ===========              ==========

     The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for the option plans. Option compensation expense of $41.0 million, $80.0 million, and $845 for the years ended December 31, 2000 and 1999, and for the period from December 24, 1998, through December 31, 1998, respectively, was recorded in the consolidated financial statements since the exercise prices were less than the estimated fair values of the underlying membership interests on the date of grant. Estimated fair values were determined by the Company using the valuation inherent in the Paul Allen Transaction and valuations of public companies in the cable television industry adjusted for factors specific to the Company. Compensation expense is being recorded over the vesting period of each grant that varies from four to five years. As of December 31, 2000, deferred compensation remaining to be recognized in future periods totaled $31.6 million. No stock option compensation expense was recorded for the options granted after November 8, 1999 (Post IPO), since the exercise price was equal to the estimated fair value of the underlying membership interests on the date of grant. Since the membership units are exchangeable into Class A common stock of Charter on a one-for-one basis, the estimated fair value was equal to the quoted market values of Class A common stock.

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

     SFAS 123, Accounting for Stock-Based Compensation, requires pro forma disclosure of the impact on earnings as if the compensation costs for these plans had been determined consistent with the fair value methodology of this statement. The Company's net loss would have been increased to the following pro forma amounts under SFAS 123 for the years and period ended:

                                                                     PERIOD FROM
                                                                     DECEMBER 24,
                                          YEAR ENDED DECEMBER 31,      THROUGH
                                          -----------------------    DECEMBER 31,
                                             2000         1999           1998
                                          ----------    ---------    ------------
Net loss:
  As reported...........................  $(828,650)    $(66,229)       $   (2)
  Pro forma.............................   (883,096)     (68,923)           (2)
Loss per common share, basic and
  diluted:
  As reported...........................      (3.67)       (2.22)        (0.04)
  Pro forma.............................      (3.91)       (2.31)        (0.04)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31, 2000 and 1999, and the period from December 24, 1998, through December 31, 1998, respectively: risk-free interest rates of 6.5%, 5.5%, and 4.8%; expected volatility of 46.9%, 43.8% and 43.7%; and expected lives of 10 years. The valuations assume no dividends are paid.

16. COMMITMENTS AND CONTINGENCIES:

  Leases

     The Company leases certain facilities and equipment under noncancellable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2000 and 1999, and for the period from December 24, 1998, through December 31, 1998, were $14.2 million, $11.2 million and $70, respectively. As of December 31, 2000, future minimum lease payments are as follows:

YEAR                                                 AMOUNT
----                                                 -------
2001...............................................  $11,077
2002...............................................    7,557
2003...............................................    5,242
2004...............................................    4,101
2005...............................................    3,173
Thereafter.........................................   10,364

     The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2000 and 1999, and for the period from December 24, 1998, through December 31, 1998, was $31.6 million, $14.3 million and $137, respectively.

  Litigation

     The Company is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, and taking into account recorded liabilities, the outcome of these lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

  Redeemable Securities

     In connection with the acquisitions of Rifkin, Falcon, and Bresnan, sellers who acquired Charter Holdco membership units or, in the case of Bresnan, additional equity interests in a subsidiary of Charter Holdings, and the Helicon sellers who acquired shares of Class A common stock in Charter's initial public offering may have rescission rights against Charter and Charter Holdco arising out of possible violations of Section 5 of the Securities Act of 1933, as amended, in connection with the offers and sales of these equity interests. Accordingly, the maximum potential cash obligation related to the rescission rights, estimated at $1.1 billion as of December 31, 2000 (see Note 21), has been excluded from shareholders' equity or minority interest and classified as "redeemable securities" on the consolidated balance sheet. One year after the dates of issuance of these equity interests (when these possible rescission rights will have expired), the Company will reclassify the respective amounts to shareholders' equity or minority interest, as applicable. Certain of these rescission rights expired during the year ended December 31, 2000, and were reclassified to minority interest and equity, as applicable.

  Regulation in the Cable Industry

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

     The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. During 2000 and 1999, the amounts refunded by the Company have been insignificant. The Company may be required to refund additional amounts in the future.

     The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Company is unable to justify its basic rates. As of December 31, 2000, approximately 17% of the Company's local franchising authorities are certified to regulate basic tier rates. The Company is unable to estimate at this time the amount of refunds, if any, that may be payable by the Company in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Company does not believe that the amount of any such refunds would have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Company does not believe any adjudications

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES regarding their pre-sunset complaints will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

17. EMPLOYEE BENEFIT PLANS:

     The Company's employees may participate in 401(k) plans (the "401(k) Plans"). Employees that qualify for participation can contribute up to 15% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) Plans totaling $6.1 million, $2.9 million and $20 for the years ended December 31, 2000 and 1999, and for the period from December 24, 1998, through December 31, 1998, respectively.

18. RECENTLY ISSUED ACCOUNTING STANDARDS:

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Adoption of these new accounting standards is expected to result in a cumulative effect of a change in accounting principle that increases net loss by approximately $23.9 million.

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

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

               CHARTER COMMUNICATIONS, INC. (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $      465    $   19,369
Other current assets........................................         464           694
Investment in Charter Holdco................................   4,227,531     3,762,016
Notes receivable from Charter Holdco........................     750,000            --
                                                              ----------    ----------
                                                              $4,978,460    $3,782,079
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities.........................................  $       --    $    9,175
Payables to related party...................................         929        10,888
Convertible Notes...........................................     750,000            --
Redeemable securities.......................................   1,104,327       750,937
Shareholders' equity........................................   3,123,204     3,011,079
                                                              ----------    ----------
     Total liabilities and shareholders' equity.............  $4,978,460    $3,782,079
                                                              ==========    ==========

               CHARTER COMMUNICATIONS, INC. (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                     PERIOD FROM
                                                                                     DECEMBER 24,
                                                                                        1998,
                                                          YEAR ENDED DECEMBER 31,      THROUGH
                                                          -----------------------    DECEMBER 31,
                                                             2000         1999           1998
                                                          ----------    ---------    ------------
                                                                  (DOLLARS IN THOUSANDS)
REVENUES
Interest income.........................................  $   9,222     $    570         $--
Management fees.........................................      4,957          716          --
                                                          ---------     --------         ---
     Total revenues.....................................     14,179        1,286          --
EXPENSES
Equity in losses of Charter Holdco......................   (828,650)     (66,229)        (2)
General and administrative expenses.....................     (4,957)        (716)         --
Interest expense........................................     (9,222)        (570)         --
                                                          ---------     --------         ---
     Total expenses.....................................   (842,829)     (67,515)        (2)
                                                          ---------     --------         ---
  Net loss..............................................  $(828,650)    $(66,229)        $(2)
                                                          =========     ========         ===

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

               CHARTER COMMUNICATIONS, INC. (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    PERIOD FROM
                                                                                    DECEMBER 24,
                                                                                       1998,
                                                        YEAR ENDED DECEMBER 31,       THROUGH
                                                        ------------------------    DECEMBER 31,
                                                          2000          1999            1998
                                                        ---------    -----------    ------------
                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................  $(828,650)   $   (66,229)       $(2)
  Equity in losses of Charter Holdco..................    828,650         66,229          2
  Change in assets and liabilities....................    (18,904)        19,369
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in and receivables from Charter Holdco...   (750,000)    (3,290,436)        --
  Payment for acquisition.............................         --       (258,434)        --
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Class B common stock to Mr. Allen.......         --            950
  Net proceeds from initial public offering of common
     stock............................................         --      3,547,920         --
Borrowing from convertible notes......................    750,000             --         --
                                                        ---------    -----------        ---
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.........................................    (18,904)        19,369         --
CASH AND CASH EQUIVALENTS, beginning of period........     19,369             --         --
                                                        ---------    -----------        ---
CASH AND CASH EQUIVALENTS, end of period..............  $     465    $    19,369        $--
                                                        =========    ===========        ===

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Year ended December 31, 2000:

                               FIRST           SECOND          THIRD           FOURTH
                            ------------    ------------    ------------    ------------
Revenues..................     $ 721,604       $ 794,780       $ 838,961       $ 893,877
Loss from operations......      (224,273)       (241,047)       (237,337)       (268,777)
Loss before minority
  interest................      (449,620)       (494,136)       (523,464)       (587,725)
Net loss..................      (180,714)       (196,821)       (210,018)       (241,097)
Basic and diluted loss per
  common share............         (0.81)          (0.89)          (0.93)          (1.03)
Weighted-average shares
  outstanding.............   221,917,083     222,089,746     224,965,289     233,738,668

                 CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

     Year ended December 31, 1999:

                                     FIRST       SECOND        THIRD         FOURTH
                                    --------    ---------    ---------    ------------
Revenues..........................  $160,955    $ 308,038    $ 376,189       $ 583,062
Loss from operations..............   (31,792)     (39,775)     (38,296)        (76,572)
Loss before minority interest.....   (83,175)    (140,930)    (164,153)       (250,578)
Net loss..........................       (33)         (57)         (35)        (66,104)
Basic and diluted loss per common
  share...........................     (0.67)       (1.13)       (0.70)          (0.56)
Weighted-average shares
  outstanding.....................    50,000       50,000       50,000     118,124,333

21. SUBSEQUENT EVENTS:

     In January 2001, Issuers issued the January 2001 Charter Holdings Notes with an aggregate principal amount at maturity of $2.075 billion. The January 2001 Charter Holdings Notes are comprised of $900.0 million 10.75% Senior Notes due 2009, $500.0 million 11.125% Senior Notes due 2011, and $350.6 million of 13.5% Senior Discount Notes due 2011 with a principal amount at maturity of $675.0 million. The net proceeds were approximately $1.72 billion, after giving effect to discounts, commissions and expenses. Charter Holdings used all the net proceeds to repay all remaining amounts outstanding under the Charter Holdings senior bridge loan facility and the Fanch revolving credit facility, a portion of the amounts outstanding under the Charter Operating and Falcon revolving credit facilities, and for general corporate purposes.

     In February 2001, all of the remaining possible rescission rights with a maximum potential obligation of $1.1 billion expired without these parties requesting repurchase of their securities (see Note 16).

     In February 2001, the Company entered into several agreements with AT&T Broadband, LLC involving several strategic cable system transactions that will result in a net addition of approximately 512,000 customers (unaudited) for the Charter cable systems. In the pending AT&T transactions, the Company expects to acquire cable systems from AT&T Broadband serving approximately 574,000 customers (unaudited) in Missouri, Alabama, Nevada and California for a total of $1.79 billion. A portion of the purchase price will consist of Charter cable systems valued at $249.0 million serving approximately 62,000 customers (unaudited) in Florida. Of the balance of the purchase price, up to $501.5 million will be paid in Class A common stock and the remainder will be paid in cash. Charter Holdings and Charter Communications Holdings Capital Corporation have a commitment for a bridge loan from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Credit Partners LP for temporary financing of the cash portion of the purchase price. The Company expects to obtain permanent financing through one or more debt or equity financing transactions or a combination thereof. The acquisition transactions are expected to close in the second and/or third quarters of 2001, subject to certain closing conditions and regulatory review.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Charter Communications Properties Holdings, LLC:

     We have audited the accompanying consolidated statements of operations, changes in shareholder's investment and cash flows of Charter Communications Properties Holdings, LLC and subsidiaries for the period from January 1, 1998, through December 23, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Charter Communications Properties Holdings, LLC and subsidiaries for the period from January 1, 1998, through December 23, 1998, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
February 5, 1999

        CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              PERIOD FROM
                                                               JANUARY 1,
                                                                 1998,
                                                                THROUGH
                                                              DECEMBER 23,
                                                                  1998
                                                              ------------
                                                              (DOLLARS IN
                                                               THOUSANDS)
REVENUES....................................................    $ 49,731
                                                                --------
OPERATING EXPENSES:
  Operating, general and administrative.....................      25,952
  Depreciation and amortization.............................      16,864
  Corporate expense allocation -- related party.............       6,176
                                                                --------
                                                                  48,992
                                                                --------
  Income from operations....................................         739
                                                                --------
OTHER INCOME (EXPENSE):
  Interest expense..........................................     (17,277)
  Interest income...........................................          44
  Other, net................................................        (728)
                                                                --------
                                                                 (17,961)
                                                                --------
     Net loss...............................................    $(17,222)
                                                                ========

  The accompanying notes are an integral part of this consolidated statement.

        CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S INVESTMENT

                                                   COMMON    PAID-IN    ACCUMULATED
                                                   STOCK     CAPITAL      DEFICIT       TOTAL
                                                   ------    -------    -----------    --------
                                                              (DOLLARS IN THOUSANDS)
BALANCE, January 1, 1998.........................   $--      $ 5,900     $ (7,875)     $ (1,975)
  Capital contributions..........................    --       10,800           --        10,800
  Net loss.......................................    --           --      (17,222)      (17,222)
                                                    ---      -------     --------      --------
BALANCE, December 23, 1998.......................   $--      $16,700     $(25,097)     $ (8,397)
                                                    ===      =======     ========      ========

  The accompanying notes are an integral part of this consolidated statement.

        CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              PERIOD FROM
                                                               JANUARY 1,
                                                                 1998,
                                                                THROUGH
                                                              DECEMBER 23,
                                                                  1998
                                                              ------------
                                                              (DOLLARS IN
                                                               THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $ (17,222)
  Adjustments to reconcile net loss to net cash provided by
     operating activities --
     Depreciation and amortization..........................      16,864
     Noncash interest expense...............................         267
     Gain on disposal of property, plant and equipment......         (14)
  Changes in assets and liabilities, net of effects from
     acquisition --
     Receivables............................................          10
     Prepaid expenses and other.............................        (125)
     Accounts payable and accrued expenses..................      16,927
     Payables to manager of cable systems -- related
      party.................................................       5,288
     Other operating activities.............................         569
                                                               ---------
          Net cash provided by operating activities.........      22,564
                                                               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................     (15,364)
  Payment for acquisition, net of cash acquired.............    (167,484)
  Other investing activities................................        (486)
                                                               ---------
          Net cash used in investing activities.............    (183,334)
                                                               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt..............................     217,500
  Repayments of long-term debt..............................     (60,200)
  Capital contributions.....................................       7,000
  Payments for debt issuance costs..........................      (3,487)
                                                               ---------
          Net cash provided by financing activities.........     160,813
                                                               ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................          43
CASH AND CASH EQUIVALENTS, beginning of period..............         626
                                                               ---------
CASH AND CASH EQUIVALENTS, end of period....................   $     669
                                                               =========
CASH PAID FOR INTEREST......................................   $   7,679
                                                               =========

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

     Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets as follows:

Cable distribution systems.......................  3-15 years
Buildings and leasehold improvements.............  5-15 years
Vehicles and equipment...........................   3-5 years

     For the period from January 1, 1998, through December 23, 1998, depreciation expense was $6.2 million.

        CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND SUBSIDIARIES

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

     Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 23, 1998, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

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

        CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND SUBSIDIARIES

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

     Unaudited pro forma operating results as though the acquisition discussed above, excluding the Paul Allen Transaction, had occurred on January 1, 1998, with adjustments to give effect to amortization of franchises, interest expense and certain other adjustments are as follows:

                                                              PERIOD FROM
                                                               JANUARY 1,
                                                                 1998,
                                                                THROUGH
                                                              DECEMBER 23,
                                                                  1998
                                                              ------------
                                                              (UNAUDITED)
Revenues....................................................    $67,007
Loss from operations........................................     (7,097)
Net loss....................................................    (24,058)

     The unaudited pro forma information has been presented for comparative purposes and does not purport to be indicative of the results of operations had the transaction been completed as of the assumed date or which may be obtained in the future.

        CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND SUBSIDIARIES

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Activity in the allowance for doubtful accounts is summarized as follows:

                                                              PERIOD FROM
                                                               JANUARY 1,
                                                                 1998,
                                                                THROUGH
                                                              DECEMBER 23,
                                                                  1998
                                                              ------------
Balance, beginning of period................................     $   52
  Acquisition of system.....................................         96
  Charged to expense........................................      1,122
  Uncollected balances written off, net of recoveries.......       (778)
                                                                 ------
Balance, end of period......................................     $  492
                                                                 ======

5. INCOME TAXES:

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

6. RELATED-PARTY TRANSACTIONS:

     Charter Investment provides management services to the Company including centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. Certain costs for services are billed and charged directly to the Company's operating subsidiaries and are included in operating costs. These billings are determined based on the number of basic customers. Such costs totaled $437 for the period from January 1, 1998, through December 23, 1998. All other costs incurred by Charter Investment on behalf of the Company are expensed in the accompanying consolidated financial statements and are included in corporate expense allocations related party. The cost of these services is allocated based on the number of basic customers. Management considers these allocations to be reasonable for the operations of the Company.

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

     The Company is charged a management fee based on percentages of revenues as stipulated in the management agreement between Charter Investment and the Company. For the period from January 1, 1998, through December 23, 1998, the management fee charged to the Company approximated the corporate expenses incurred by Charter Investment on behalf of the Company.

        CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND SUBSIDIARIES

7. COMMITMENTS AND CONTINGENCIES:

  Leases

     The Company leases certain facilities and equipment under noncancellable operating leases. Leases and rental costs charged to expense for the period from January 1, 1998, through December 23, 1998, was $278.

     The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the period from January 1, 1998, through December 23, 1998, was $421.

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

     The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulates rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Company does not believe any adjudications

        CHARTER COMMUNICATIONS PROPERTIES HOLDINGS, LLC AND SUBSIDIARIES regarding their pre-sunset complaints will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

8. EMPLOYEE BENEFIT PLANS:

  401(k) Plan

     The Company's employees may participate in the Charter Communications, Inc. 401(k) Plan (the "401(k) Plan"). Employees that qualify for participation can contribute up to 15% of their salary, on or before tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company contributes an amount equal to 50% of the first 5% of contributions by each employee. The Company contributed $74.0 for the period from January 1, 1998, through December 23, 1998.

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

9. ACCOUNTING STANDARD NOT YET IMPLEMENTED:

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

                          INDEPENDENT AUDITORS' REPORT

The Common Member and Manager
  Bresnan Communications Group LLC:

     We have audited the accompanying consolidated balance sheets of Bresnan Communications Group LLC and its subsidiaries as of December 31, 1999 and February 14, 2000, and the related consolidated statements of operations and members' equity (deficit) and cash flows for the year ended December 31, 1999 and for the period ended February 14, 2000. These consolidated financial statements are the responsibility of the Bresnan Communications Group LLC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bresnan Communications Group LLC, as of December 31, 1999 and February 14, 2000, and the results of their operations and their cash flows for the year ended December 31, 1999 and the period ended February 14, 2000, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Denver, Colorado
April 20, 2000

                        BRESNAN COMMUNICATIONS GROUP LLC

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    FEBRUARY 14,
                                                                  1999            2000
                                                              ------------    ------------
                                                                 (AMOUNTS IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................   $   5,995       $       --
Restricted cash (note 3)....................................         290              301
Trade and other receivables, net............................       9,006            9,062
Property and equipment, at cost:
  Land and buildings........................................       6,879            7,271
  Distribution systems......................................     534,812          546,939
  Support equipment.........................................      62,283           60,747
                                                               ---------       ----------
                                                                 603,974          614,957
  Less accumulated depreciation.............................     228,868          233,810
                                                               ---------       ----------
                                                                 375,106          381,147
Franchise costs, net........................................     328,068          354,887
Other assets, net of amortization...........................      19,038           18,746
                                                               ---------       ----------
          Total assets......................................   $ 737,503       $  764,143
                                                               =========       ==========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Bank overdraft..............................................   $      --       $    1,542
Accounts payable............................................      18,900           20,776
Accrued expenses............................................      35,613            8,240
Accrued interest............................................      11,748            1,459
Debt (note 4)...............................................     895,607          963,292
Other liabilities...........................................      10,020           10,604
                                                               ---------       ----------
          Total Liabilities.................................     971,888        1,005,913
Members' deficit............................................    (234,385)        (241,770)
                                                               ---------       ----------
Commitments and contingencies
          Total liabilities and members' deficit............   $ 737,503       $  764,143
                                                               =========       ==========

          See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

      CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBERS' EQUITY (DEFICIT)

                                                                              PERIOD FROM
                                                                               JANUARY 1,
                                                               YEAR ENDED       2000 TO
                                                              DECEMBER 31,    FEBRUARY 14,
                                                                  1999            2000
                                                              ------------    ------------
                                                                 (AMOUNTS IN THOUSANDS)
REVENUE.....................................................   $ 283,574       $  37,102
Operating costs and expenses:
  Programming (note 6)......................................      72,355          10,178
  Operating.................................................      31,624           4,857
  Selling, general and administrative (note 6)..............      67,351          10,414
  Organizational and divestiture costs......................       5,281             865
  Depreciation and amortization.............................      59,752           8,095
                                                               ---------       ---------
                                                                 236,363          34,409
                                                               ---------       ---------
     Operating income.......................................      47,211           2,693

OTHER INCOME (EXPENSE):
  Interest expense:
     Related party (note 4).................................        (152)             --
     Other..................................................     (67,139)         (9,522)
  Gain (loss) on sale of cable television systems...........         556              --
  Other, net................................................        (900)           (106)
                                                               ---------       ---------
                                                                 (67,635)         (9,628)
                                                               ---------       ---------
Net earnings (loss).........................................     (20,424)         (6,935)

MEMBERS' EQUITY (DEFICIT):
  Beginning of period.......................................     381,748        (234,385)
  Capital contributions by members..........................     136,500              --
  Capital distributions to members..........................    (732,209)           (450)
                                                               ---------       ---------
  End of period.............................................   $(234,385)      $(241,770)
                                                               =========       =========

          See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              PERIOD FROM
                                                                               JANUARY 1,
                                                               YEAR ENDED       2000 TO
                                                              DECEMBER 31,    FEBRUARY 14,
                                                                  1999            2000
                                                              ------------    ------------
                                                                 (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $ (20,424)       $ (6,935)
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................      59,752           8,095
     Amortization of debt discount and deferred financing
      costs.................................................      18,683           2,345
     Gain on sale of cable television systems...............        (556)             --
     Other, net.............................................          --             689
     Changes in operating assets and liabilities, net of
      effects of acquisitions:
       Change in receivables................................         621             (56)
       Change in other assets...............................         429              37
       Change in accounts payable, accrued expenses, accrued
        interest and other liabilities......................      25,457         (34,227)
                                                               ---------        --------
          Net cash provided by (used in) operating
            activities......................................      83,962         (30,052)
                                                               ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expended for property and equipment and for
     franchise costs........................................     (90,879)         (6,642)
  Cash paid in acquisitions.................................     (78,680)        (36,177)
  Cash received in disposals................................       4,956             200
  Change in restricted cash.................................      46,999             (11)
                                                               ---------        --------
          Net cash used in investing activities.............    (117,604)        (42,630)
                                                               ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in bank overdraft..................................          --          (1,542)
  Borrowings under note agreement...........................     597,530          67,000
  Proceeds from Senior Notes................................     170,000              --
  Proceeds from Senior Discount Notes.......................     175,021              --
  Repayments under note agreement...........................    (294,672)         (1,405)
  Deferred finance costs paid...............................     (19,169)             --
  Contributions by members..................................     136,500              --
  Distributions to members..................................    (732,209)           (450)
                                                               ---------        --------
          Net cash provided by financing activities.........      33,001          66,687
                                                               ---------        --------
          Net decrease in cash..............................        (641)         (5,995)
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................       6,636           5,995
                                                               ---------        --------
  End of period.............................................   $   5,995        $     --
                                                               =========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION --
  Cash paid during the period for interest..................   $  58,695        $ 17,603
                                                               =========        ========

          See accompanying notes to consolidated financial statements.

                        BRESNAN COMMUNICATIONS GROUP LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND FEBRUARY 14, 2000
                             (AMOUNTS IN THOUSANDS)

(1) BASIS OF PRESENTATION

     Bresnan Communications Group LLC and its subsidiaries ("BCG" or the "Company") are wholly owned by Bresnan Communications Company Limited Partnership, a Michigan limited partnership ("BCCLP"). BCG is a Delaware limited liability company formed on August 5, 1998 for the purpose of acting as co-issuer with its wholly-owned subsidiary, Bresnan Capital Corporation ("BCC"), of $170,000 aggregate principal amount at maturity of 8% Senior Notes and $275,000 aggregate principal amount at maturity of 9.25% Senior Discount Notes, both due in 2009 (collectively the "Notes"). Also, at this time, BTC borrowed approximately $508,000 of $650,000 available under a new credit facility (the "Senior Credit Facility"). (See Note 4, Debt.) Prior to the issuance of the Notes on February 2, 1999, BCCLP completed the terms of a contribution agreement dated June 3, 1998, as amended, whereby certain affiliates of AT&T Broadband and Internet Services, formerly Tele-Communications, Inc. ("TCI"), contributed certain cable television systems along with assumed TCI debt of approximately $708,854 to BCCLP which was repaid with the proceeds of the Notes and the Senior Credit Facility. In addition, Blackstone BC Capital Partners L.P. ("Blackstone") and affiliates contributed $136,500 to BCCLP. Upon completion of the Notes offering on February 2, 1999 BCCLP contributed all of its assets and liabilities to BCG, which formed a wholly owned subsidiary, Bresnan Telecommunications Company LLC ("BTC"), into which it contributed all of its assets and certain liabilities. The above noted contributed assets and liabilities were accounted for at predecessor cost because of the common ownership and control of TCI and have been reflected in the accompanying financial statements in a manner similar to a pooling of interests.

     The consolidated financial statements include the accounts of BCG and those of its wholly owned subsidiary, BTC, subsequent to the aforementioned formation transaction.

     The Company owns and operates cable television systems in small- and medium-sized communities in the midwestern United States.

     Prior to the transactions noted above, TCI and William J. Bresnan and certain entities which he controls (collectively, the "Bresnan Entities"), held 78.4% and 21.6% interests, respectively, in BCCLP. As of February 2, 1999, TCI, Blackstone and the Bresnan Entities held 50.00%, 39.79% and 10.21% interests, respectively. On February 14, 2000, these interests were sold to Charter Communications Holding Company, LLC. (See Note 8, Sale of the Company.)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Cash Equivalents

     Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

  (b) Trade and Other Receivables

     Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1999 and February 14, 2000 was not significant.

  (c) Property and Equipment

     Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. During the year ended December 31, 1999 and the period ended February 14, 2000, interest capitalized was $1,027 and $137, respectively.

                        BRESNAN COMMUNICATIONS GROUP LLC

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

  (k) Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  (l) Recent Accounting Pronouncements

     In December 1999 the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company has not yet assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.

(3) ACQUISITIONS AND SYSTEM DISPOSITIONS

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

     Also, in 1999, BCG disposed of cable systems for gross proceeds of $4,956, which resulted in a gain of $556.

     In 2000, BCG purchased two cable systems for a total of $36,177. The purchase prices were allocated to the assets acquired in relation to their fair values as increase to property and equipment of $8,581 and franchise costs of $27,596.

     The results of operations of these cable television systems have been included in the accompanying combined statements of operations from their dates of acquisition or their disposition, as applicable. Pro forma information on the acquisitions and dispositions has not been presented because the effects were not significant.

                        BRESNAN COMMUNICATIONS GROUP LLC

(4) DEBT

     Debt is summarized for December 31, 1999 and February 14, 2000 as follows:

                                                                1999         2000
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
Senior Credit Facility(a)...................................  $534,200     $599,900
Senior Notes Payable(b).....................................   170,000      170,000
Senior Discount Notes Payable(b)............................   190,132      192,222
Other debt..................................................     1,275        1,170
                                                              --------     --------
                                                              $895,607     $963,292
                                                              ========     ========

---------------

(a) The Senior Credit Facility represents borrowings under a $650,000 senior reducing revolving credit and term loan facility as documented in the loan agreement as of February 2, 1999. The Senior Credit Facility has a current available commitment of $650,000 of which $599,900 is outstanding at February 14, 2000. The Senior Credit Facility provides for three tranches, a revolving loan tranche for $150,000 (the "Revolving Loan"), a term loan tranche of $328,000 (the "A Term Loan" and together with the Revolving Loan, "Facility A") and a term loan tranche of $172,000 (the "Facility B").

    The commitments under the Senior Credit Facility will reduce commencing with the quarter ending March 31, 2002. Facility A permanently reduces in quarterly amounts ranging from 2.5% to 7.5% of the Facility A amount starting March 31, 2002 and matures approximately eight and one half years after February 2, 1999. Facility B is also to be repaid in quarterly installments of .25% of the Facility B amount beginning in March 2002 and matures approximately nine years after February 2, 1999, on which date all remaining amounts of Facility B will be due and payable. Additional reductions of the Senior Credit Facility will also be required upon certain asset sales, subject to the right of the Company and its subsidiaries to reinvest asset sale proceeds under certain circumstances. The interest rate options include a LIBOR option and a Prime Rate option plus applicable margin rates based on the Company's total leverage ratio, as defined. The rate applicable to balances outstanding at February 14, 2000 ranged from 7.28% to 8.50%. Covenants of the Senior Credit Facility require, among other conditions, the maintenance of specific levels of the ratio of cash flows to future debt and interest expense and certain limitations on additional investments, indebtedness, capital expenditures, asset sales and affiliate transactions. In addition, the Company is required to pay a commitment fee on the unused revolver portion of Facility A which will accrue at a rate ranging from .25% to .375% per annum, depending on the Company's total leverage ratio, as defined.

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

                        BRESNAN COMMUNICATIONS GROUP LLC

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

    Upon change of control of the Company, the holders of the notes have the right to require the Company to purchase the outstanding notes at a price equal to 101% of the principal amount or accreted value plus accrued and unpaid interest. (See Note 8 "Sale of the Company"). Subsequent to the period end, the Senior Notes and Senior Discount Notes were repaid by the Company at a price equal to 101% of the principal amount or accreted value plus accrued and unpaid interest.

    The Company entered into interest rate swap agreements to effectively fix or set maximum interest rates on a portion of its floating rate long-term debt. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements.

    At February 14, 2000, such interest rate swap agreements effectively fixed or set a maximum LIBOR base interest rates between 8.0% and 8.02% on an aggregate notional principal amount of $50,000, which rates would become effective upon the occurrence of certain events. The effect of the interest rate swap on interest expense for the period ended February 14, 2000 was not significant. The expiration dates of the interest rate swaps ranges from April 1, 2000 to April 3, 2000. The difference between the fair market value and book value of long-term debt and the interest rate swaps at December 31, 1999 and February 14, 2000 is not significant.

(5) INCOME TAXES

     Taxable earnings differ from those reported in the accompanying consolidated statements of operations due primarily to differences in depreciation and amortization methods and estimated useful lives under regulations prescribed by the Internal Revenue Service. At February 14, 2000, the financial statement carrying amount of the Company's assets exceeded its tax basis by approximately $396 million.

(6) TRANSACTIONS WITH RELATED PARTIES

     BCG and its predecessor purchased, at TCI's cost, substantially all of its pay television and other programming from affiliates of TCI. Charges for such programming were $62,502 and $8,535 for the year ended December 31, 1999 and the period ended February 14, 2000, respectively, and are included in programming expenses in the accompanying consolidated financial statements.

     Prior to February 2, 1999, certain affiliates of the partners of BCCLP provided administrative services to BCG and assumed managerial responsibility of BCG's cable television system operations and construction. As compensation for these services, BCG paid a monthly fee calculated pursuant to certain agreed upon formulas. Subsequent to the TCI Transaction on February 2, 1999, certain affiliates of a partner of BCCLP provide

                        BRESNAN COMMUNICATIONS GROUP LLC
administrative services and have assumed managerial responsibilities of BCG. As compensation for these services BCG pays a quarterly fee equal to approximately 3% of gross revenues. Such aggregate charges totaled $10,498 and $1,389 and have been included in selling, general and administrative expenses for year ended December 31, 1999 and the period ended February 14, 2000, respectively.

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

     Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price structure that allows for the recovery of inflation and certain associated costs, as well as providing some incentive for expanding channel carriage. Operators also have the opportunity to bypass this "benchmark" regulatory structure in favor of the traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable service offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

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

     The Company entered into a letter of intent with a cable operator pursuant to which the Company acquires a small cable television system in Minnesota. The transaction would result in a net cost of approximately $13,000 and will be funded by cash flow from operations and additional borrowings.

                        BRESNAN COMMUNICATIONS GROUP LLC

     BCG leases business offices, has entered into pole attachment agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $3,547 and $405 during the year ended December 31, 1999 and the period ended February 14, 2000, respectively.

     Future minimum lease payments under noncancelable operating leases are estimated to approximate $2,240 per year for each of the next five years.

     It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on the same or similar properties.

(8) SALE OF THE COMPANY

     In June 1999, the Partners of BCCLP entered into an agreement to sell all of their partnership interests in BCCLP to Charter Communications Holding Company, LLC for a purchase price of approximately $3.1 billion in cash and equity instruments of Charter and its subsidiaries (including the Company) which will be reduced by the assumption of BCCLP's debt at closing. In conjunction with the sale of the partnership interests, Charter assumed the Company's outstanding indebtedness under the Senior Credit Facility (See Note 4, Debt.) The accompanying financial statements do not reflect the effect of the adjustments, if any, resulting from the sale of the partnership's interests on February 14, 2000.