Form 10-Q
period 2001-03-31
CHARTER COMMUNICATIONS INC /MO/
filed 2001-05-15
CIK 1091667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to ______.

                        Commission File Number: 000-27927

                          CHARTER COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                              43-1857213
                     --------                              ----------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

       12444 Powerscourt Drive - Suite 100                   63131
             St. Louis, Missouri                           ---------
    ----------------------------------------               (Zip Code)
    (Address of principal executive offices)

                 (314) 965-0555
                 --------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of Class A common stock outstanding as of May 3, 2001:
233,750,025

Number of shares of Class B common stock outstanding as of May 3, 2001:
50,000

                          CHARTER COMMUNICATIONS, INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I. Financial Information

      Item 1. Financial Statements - Charter Communications, Inc.
              and Subsidiaries.                                               3

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.                 12

      Item 3. Quantitative and Qualitative Disclosures
              About Market Risk.                                             22

Part II. Other Information

      Item 6. Exhibits and Reports on Form 8-K.                              23

Signature.                                                                   25

Cautionary Statement Regarding Forward-Looking Statements:

This Quarterly Report includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission and include, but are not limited to:

      o     our plans to achieve growth by offering new products and services;

      o our anticipated capital expenditures for our planned upgrades and new equipment and facilities

      o our ability to fund capital expenditures and any future acquisitions;

      o our beliefs regarding the effects of governmental regulation on our business; and

      o our ability to effectively compete in a highly competitive environment.

      o our ability to obtain equipment, inventory and programming as needed and at a reasonable price.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by these cautionary statements.

                         PART I. FINANCIAL INFORMATION.
                          Item 1. Financial Statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              March 31,      December 31,
                                                                 2001            2000 *
                                                             ------------    ------------
ASSETS                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                 $     19,421    $    130,702
   Accounts receivable, less allowance for doubtful
     accounts of $14,066 and $12,421, respectively                193,811         217,667
        Receivables from related party                              4,592           6,480
        Prepaid expenses and other                                 92,656          77,719
                                                             ------------    ------------
         Total current assets                                     310,480         432,568
                                                             ------------    ------------

INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated
     depreciation of $1,244,119 and $1,061,216,
     respectively                                               5,500,886       5,267,519
   Franchises, net of accumulated amortization of
     $2,197,291 and $1,878,929, respectively                   16,753,694      17,068,702
                                                             ------------    ------------
         Total investment in cable properties, net             22,254,580      22,336,221
                                                             ------------    ------------
OTHER ASSETS                                                      293,664         274,777
                                                             ------------    ------------
                                                             $ 22,858,724    $ 23,043,566
                                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $  1,169,766    $  1,367,234
                                                             ------------    ------------
         Total current liabilities                              1,169,766       1,367,234
                                                             ------------    ------------
LONG-TERM DEBT                                                 13,707,347      13,060,455
                                                             ------------    ------------

DEFERRED MANAGEMENT FEES - RELATED PARTY                           13,751          13,751
                                                             ------------    ------------
OTHER LONG-TERM LIABILITIES                                       331,857         285,266
                                                             ------------    ------------
MINORITY INTEREST                                               4,783,692       4,089,329
                                                             ------------    ------------
REDEEMABLE SECURITIES                                                  --       1,104,327
                                                             ------------    ------------

SHAREHOLDERS' EQUITY:
   Class A common stock; $.001 par value; 1.75 billion and
      1.75 billion shares authorized, respectively;
      233,800,047 and 233,752,282 shares issued and
      outstanding, respectively                                       234             234
   Class B common stock; $.001 par value; 750 million
     shares authorized; 50,000 shares issued and outstanding           --              --
   Preferred stock; $.001 par value; 250 million shares
     authorized; no shares issued and outstanding                      --              --
   Additional paid-in capital                                   4,036,742       4,018,444
   Accumulated deficit                                         (1,175,580)       (894,881)
       Accumulated other comprehensive loss                        (9,085)           (593)
                                                             ------------    ------------
                     Total shareholders' equity                 2,852,311       3,123,204
                                                             ------------    ------------
                                                             $ 22,858,724    $ 23,043,566
                                                             ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

----------
* Agrees with the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Three Months     Three Months
                                                                    Ended           Ended
                                                                  March 31,       March 31,
                                                                    2001             2000
                                                                -------------    -------------
                                                                         (Unaudited)
REVENUES                                                        $     873,797    $     721,604
                                                                -------------    -------------
OPERATING EXPENSES:
   Operating, general and administrative                              472,147          371,769
   Depreciation and amortization                                      695,895          546,100
   Option compensation expense                                          6,038           15,500
   Corporate expenses                                                  13,721           12,508
                                                                -------------    -------------
                                                                    1,187,801          945,877
                                                                -------------    -------------

       Loss from operations                                          (314,004)        (224,273)

OTHER INCOME (EXPENSE):
   Interest expense                                                  (310,832)        (230,914)
   Interest income                                                         92            5,435
   Other, net                                                         (59,917)             132
                                                                -------------    -------------
                                                                     (370,657)        (225,347)
                                                                -------------    -------------

       Loss before minority interest                                 (684,661)        (449,620)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                               403,962          268,906
                                                                -------------    -------------

       Net loss                                                 $    (280,699)   $    (180,714)
                                                                =============    =============
LOSS PER COMMON SHARE, basic and diluted                        $       (1.20)   $       (0.81)
                                                                =============    =============

Weighted average common shares outstanding, basic and diluted     233,777,675      221,917,083
                                                                =============    =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              Three Months   Three Months
                                                                                 Ended           Ended
                                                                                March 31,      March 31,
                                                                                  2001           2000
                                                                              -----------    -----------
                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $  (280,699)   $  (180,714)
   Adjustments to reconcile net loss to net cash from operating activities:
      Minority interest in loss of subsidiary                                    (403,962)      (268,906)
      Depreciation and amortization                                               695,895        546,100
      Option compensation expense                                                   6,038         15,500
      Non-cash interest expense                                                    58,214         42,122
      Loss on equity investments                                                   12,783             --
   Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable                                                          27,011         (9,332)
      Prepaid expenses and other                                                  (11,749)        (8,835)
      Accounts payable and accrued expenses                                      (271,776)        64,728
      Receivables from/payables to related party,
       including deferred management fees                                          14,158         (1,702)
                                                                              -----------    -----------
          Net cash flows from operating activities                               (154,087)       198,961
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                    (524,523)      (259,945)
   Payments for acquisitions, net of cash acquired                                     --     (1,701,464)
   Purchase of investments                                                         (3,600)            --
   Other investing activities                                                      (2,404)        (6,521)
                                                                              -----------    -----------
          Net cash flows from investing activities                               (530,527)    (1,967,930)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of long-term debt                                                 3,477,448      4,195,203
   Repayments of long-term debt                                                (2,880,306)    (2,384,336)
   Payments for debt issuance costs                                               (31,498)       (47,227)
   Other financing activities                                                       7,689          2,336
                                                                              -----------    -----------
          Net cash flows from financing activities                                573,333      1,765,976
                                                                              -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (111,281)        (2,993)

CASH AND CASH EQUIVALENTS, beginning of period                                    130,702        133,706
                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                      $    19,421    $   130,713
                                                                              ===========    ===========

CASH PAID FOR INTEREST                                                        $   166,204    $    76,942
                                                                              ===========    ===========

NON-CASH TRANSACTIONS:
   Reclassification of redeemable securities to equity
    and minority interest                                                     $ 1,104,327    $        --
                                                                              ===========    ===========

   Issuances of equity as payment for acquisitions                            $        --    $ 1,014,110
                                                                              ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1. Organization and Basis of Presentation

Charter Communications, Inc. (Charter) is a holding company whose primary asset at March 31, 2001 is a 40.8% controlling equity interest in Charter Communications Holding Company, LLC (Charter Holdco). Charter, Charter Holdco and its subsidiaries are collectively referred to as the "Company" herein. All material intercompany transactions and balances have been eliminated in consolidation. The Company owns and operates cable systems serving approximately
6.4 million customers. The Company currently offers a full range of traditional analog cable television services, along with an array of advanced products and services such as high-speed cable modems, Internet access and video-on-demand.

2. Responsibility for Interim Financial Statements

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report.

The accompanying consolidated financial statements are unaudited. However, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

3. Acquisitions

During 2000, the Company acquired cable systems in five separate transactions for an aggregate purchase price of $1.2 billion, net of cash acquired, excluding debt assumed of $963.3 million. The purchase prices were allocated to assets and liabilities assumed based on relative fair values. The acquisitions were accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets have been included in the consolidated financial statements from their respective dates of acquisition.

Summarized pro forma operating results of the Company as though all acquisitions and dispositions closed during 2000, the issuance and sale of the January 2001 and 2000 Charter Holdings notes, the issuance of the Charter Convertible Notes, and the drawdown of the Charter Holdings 2000 senior bridge loan facility had occurred on January 1, 2000, with adjustments to give effect to amortization of franchises, interest expense, minority interest, and certain other adjustments, follows. The pro forma operating results do not include the effect of the pending AT&T Broadband, LLC transactions. Information regarding debt transactions which occurred in 2000 can be found in the Company's 2000 Annual Report on Form 10-K.

                                                              Three Months
                                                            Ended March 31,
                                                                  2000
                                                            -----------------
                                                               (Unaudited)
Revenues                                                      $ 763,589
Loss from operations                                           (240,069)
Loss before minority interest                                  (501,087)
Net loss                                                       (211,515)
Loss per common share, basic and diluted                          (0.91)

The unaudited pro forma financial information does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

In February 2001, the Company entered into several agreements with AT&T Broadband, LLC involving several strategic cable system transactions that will result in a net addition of approximately 512,100 customers for the Charter cable systems. In the pending AT&T transactions, Charter Holdings expects to acquire cable systems from AT&T Broadband serving approximately 573,700 customers in Missouri, Alabama, Nevada and California for a total of $1.79 billion. The Company anticipates that a portion of the purchase price will consist of an exchange of Charter cable systems valued at $249.0 million serving approximately 62,000 customers in Florida. Of the balance of the purchase price, up to $501.5 million will be paid in shares of Charter's Class A common stock and the remainder will be paid in cash. The Company expects to use a portion of the net proceeds from the sale of the May 2001 Charter Holdings notes to pay the cash portion of the purchase price of the pending AT&T transactions. The transactions are expected to close in the second and/or third quarters of 2001, subject to certain closing conditions and regulatory review.

4. Long-Term Debt

Long-term debt consists of the following:

                                                             March 31,     December 31,
                                                              2001            2000
                                                          ------------    ------------
Charter Communications, Inc.:
      5.75% convertible senior notes                      $    750,000    $    750,000
Charter Communications Holdings, LLC:
   March 1999 Charter Holdings notes:
      8.250% senior notes                                      600,000         600,000
      8.625% senior notes                                    1,500,000       1,500,000
      9.920% senior discount notes                           1,475,000       1,475,000
   January 2000 Charter Holdings notes:
      10.00% senior notes                                      675,000         675,000
      10.25% senior notes                                      325,000         325,000
      11.75% senior discount notes                             532,000         532,000
   January 2001 Charter Holdings Notes:
      10.75% senior notes                                      900,000              --
      11.125% senior notes                                     500,000              --
      13.50% senior discount notes                             675,000              --
   Charter Holdings 2000 senior bridge loan facility                --         272,500
Renaissance:
      10.00% senior discount notes                             114,413         114,413
CC V Holdings, LLC (Avalon):
      11.875% senior discount notes                            179,750         179,750
Credit Facilities:
      Charter Operating                                      3,815,000       4,432,000
      CC Michigan, LLC and CC New England, LLC (Avalon)             --         213,000
      CC VI Operating Company, LLC (Fanch)                     901,000         895,000
      Falcon Cable Communications, LLC                         698,750       1,050,000
      CC VIII Operating, LLC (Bresnan)                       1,005,000         712,000
Other debt                                                       1,416           1,971
                                                          ------------    ------------
                                                            14,647,329      13,727,634
                                                          ------------    ------------
Unamortized net discount                                      (939,982)       (667,179)
                                                          ------------    ------------
                                                          $ 13,707,347    $ 13,060,455
                                                          ============    ============

In January 2001, Charter Holdings, a subsidiary of Charter Holdco, contributed all of its equity interests in one of its subsidiaries, CC VIII Holdings, LLC, to another subsidiary, CC V Holdings, combining the cable systems acquired in the Bresnan and Avalon acquisitions. In connection with this combination, the Bresnan credit facilities were amended and restated to, among other things, increase borrowing availability by $550.0 million. In addition, all amounts due under the Avalon credit facilities were repaid and the credit facilities were terminated.

In January 2001, Charter Holdings issued the January 2001 Charter Holdings notes with an aggregate principal amount at maturity of $2.075 billion. The January 2001 Charter Holdings notes are comprised of $900.0 million 10.75% senior notes due 2009, $500.0 million 11.125% senior notes due 2011 and $350.6 million of 13.5% senior discount notes due 2011 with a principal amount at maturity of $675.0 million. The net proceeds were approximately $1.7 billion, after giving effect to discounts, commissions and expenses. Charter Holdings used all the net proceeds to repay all remaining amounts outstanding under the Charter Holdings 2000 senior bridge loan facility and the CC VI (Fanch) revolving credit facility and a portion of amounts outstanding under the Charter Operating and the CC VII (Falcon) revolving credit facilities, and for general corporate purposes.

Charter Holdings and Charter Communications Holding Capital Corporation (Charter Capital) have entered into a commitment letter with Morgan Stanley Senior Funding, Inc. and Goldman Sachs Credit Partners LP and certain other lenders (referred to as "prospective lenders"), to provide senior increasing rate bridge loans of up to $2 billion for capital expenditures, general corporate purposes and if necessary, to fund the cash portion of the pending AT&T transactions. If any amount of the pending AT&T transactions are not completed, the commitment would be reduced by the amount of the commitment allocated to such portion of the transaction, up to $1 billion. In May 2001, the letter was amended. After given effect to this amendment and the sale of the Charter Holdings May 2001 senior notes, as described in Item 9 below, the availability under the facility will be approximately $1 billion.

5. Minority Interest

As of March 31, 2001, minority interest consists primarily of total members' equity of Charter Holdco ($7.0 billion) multiplied by 59.2%, the ownership percentage of Charter Holdco not owned by Charter, and preferred equity in CC VIII, LLC (a subsidiary of Charter) which is held by certain Bresnan sellers. Gains and losses arising from the issuance by Charter Holdco of its membership units are recorded as capital transactions, thereby increasing or decreasing shareholders' equity and decreasing or increasing minority interest on the accompanying consolidated balance sheets.

Changes to minority interest consist of the following (dollars in thousands):

Balance, December 31, 2000                                 $ 4,089,329
Minority interest in loss of subsidiary                       (403,962)
Equity reclassified from redeemable
  securities (26,539,746 shares of Class A common stock)     1,096,075
Other                                                            2,250
                                                           -----------
Balance, March 31, 2001                                    $ 4,783,692
                                                           ===========

6. Redeemable Securities

In February 2001, all remaining recission rights which may have existed associated with the Company's redeemable securities expired without the security holders requesting repurchase of their securities. Accordingly, the Company reclassified the respective amounts to minority interest and shareholders' equity, as applicable.

7. Revenues

Revenues consist of the following:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2001                2000
                                                    --------            --------
Analog video                                        $649,355            $587,551
Digital video                                         55,047               9,196
Cable modem                                           25,166               9,712
Advertising sales                                     55,641              33,278
Other                                                 88,588              81,867
                                                    --------            --------
                                                    $873,797            $721,604
                                                    ========            ========

8. Operating, General and Administrative Expenses

Operating, general and administrative expenses consist of the following:

                                                     Three Months Ended March 31,
                                                     ---------------------------
                                                       2001               2000
                                                     --------           --------
General, administrative and service                  $189,503           $168,074
Analog video programming                              210,374            164,825
Digital video                                          20,609              4,189
Cable modem                                            17,646              8,760
Advertising sales                                      15,265             12,277
Marketing                                              16,623             11,693
Other                                                   2,127              1,951
                                                     --------           --------
                                                     $472,147           $371,769
                                                     ========           ========

9. Comprehensive Loss

Comprehensive loss totaled $289.2 million and $181.5 million for the three months ended March 31, 2001 and 2000, respectively. The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive loss in the accompanying consolidated balance sheets. In addition, the Company records the effective portion of certain derivatives' gains or losses as accumulated other comprehensive loss in the accompanying consolidated balance sheets.

10. Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements, interest rate cap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of its credit facilities. The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable the Company to otherwise pay lower market rates. Interest rate collar agreements are used to limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The Company's interest rate agreements are recorded in the consolidated balance sheet at March 31, 2001 as either an asset or liability measured at fair value. In connection with the adoption of SFAS No. 133, the Company recorded a loss of $23.9 million for the cumulative effect of change in accounting principle as other expense. The effect of adoption was to increase other expense and loss before minority interest, net loss and loss per share by $23.9 million, $9.8 million and $0.04, respectively, for the three months ended March 31, 2001.

The Company has certain interest rate derivative instruments which have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended March 31, 2001, other expense includes $2.3 million of losses which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. During the three months ended March 31,

2001, the Company recorded $19.9 million to other comprehensive loss representing the net loss on derivative instruments designated as cash flow hedges. At March 31, 2001, included in other accumulated comprehensive loss was a loss of $19.9 million related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings.

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, the Company believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense.

11. Subsequent Events

In April 2001, the Company filed a registration statement that also became effective with the Securities and Exchange Commission (SEC) to offer from time to time, in one or more separate offerings, debt securities, which may be senior or subordinated; shares of preferred stock ($.001 par value per share); and shares of Class A common stock ($.001 par value per share), with an aggregate public offering price of up to $4 billion (or its equivalent based on the exchange rate at the time of sale) in amounts, at prices and on terms to be determined at the time of offering. No stock or debt has been issued under this registration statement.

In May 2001, Charter Holdings and Charter Capital issued 9.625% senior notes due 2009 in the aggregate principal amount of $350 million, 10.000% senior notes due 2011 in the aggregate principal amount of $575 million and 11.750% senior discount notes due 2011 in the aggregate principal amount at maturity of $1.018 billion in Rule 144A and Regulation S private placements. The net proceeds are being used to pay the cash portion of the purchase price of the pending AT&T transactions, repay all amounts outstanding under the revolving credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures. Pending such use of proceeds, we may invest a portion of the net proceeds of this offering temporarily in short-term marketable securities.

On May 10, 2001, the Company and the prospective lenders under the Charter Holdings 2001 senior bridge loan committed facility amended the commitment letter. After giving effect to this amendment and the closing of the offering of the May 2001 Charter Holdings notes, the availability under the committed facility will be approximately $1 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Reference is made to the "Certain Trends and Uncertainties" section below in this Management's Discussion and Analysis for a discussion of important factors that could cause actual results to differ from expectations and non-historical information contained herein.

      General

      Charter Communications, Inc. is a holding company whose primary asset at March 31, 2001 is a 40.8% controlling equity interest in Charter Holdco. We own and operate cable systems serving approximately 6.4 million customers. The Company currently offers a full range of traditional analog cable television services, along with an array of advanced services such as interactive video programming, high speed Internet access and video on demand.

      The following table presents various operating statistics as of March 31, 2001 and March 31, 2000:

                                               March 31, 2001     March 31, 2000
                                               --------------     --------------
Analog Video

Homes Passed                                      10,258,300          9,895,400
Basic Customers                                    6,349,800          6,152,000
Basic Penetration                                      61.9%              62.2%
Premium Units                                      5,199,700          3,088,000
Premium Penetration                                    81.9%              50.2%
Average Monthly Revenue per
   Basic Customer                                 $    45.87         $    39.10

Digital Video

Homes Passed                                       8,811,900          4,808,300
Digital Customers                                  1,343,700            224,700
Penetration                                            15.2%               4.7%
Digital Converters Deployed                        1,697,000            266,500

Cable Modem

Homes Passed                                       5,688,800          5,081,300
Cable Modem Customers                                343,300            122,900
Penetration                                             6.0%               2.4%

      Acquisitions

      The following table sets forth information on acquisitions since January 1, 2000:

                                                   Purchase
                                                     Price,
                                                 Including Debt
                                 Acquisition        Assumed        Acquired
                                     Date         (in millions)   Customers
                                 -----------      -----------    -----------
Interlake                           1/00            $    13          6,000
Bresnan                             2/00              3,078        695,800
Capital Cable                       4/00                 60         23,200
Farmington Cable                    4/00                 15          5,700
Kalamazoo                           9/00                171         50,700
                                                    -------        -------
   Total                                            $ 3,337        781,400
                                                    =======        =======

      Pending AT&T Transactions

      In February 2001, the Company entered into several agreements with AT&T Broadband, LLC involving several strategic cable system transactions that will result in a net addition of approximately 512,100 customers for our cable systems. In the pending AT&T transactions, the Company expects to acquire cable systems from AT&T Broadband serving approximately 573,700 customers in Missouri, Alabama, Nevada and California for a total of $1.79 billion. The Company anticipates that a portion of the purchase price will consist of an exchange of Charter cable systems valued at $249.0 million serving approximately 62,000 customers in Florida. Of the balance of the purchase price, up to $501.5 million will be paid in share of Charter's Class A common stock and the remainder will be paid in cash. The Company expects to use a portion of the net proceeds from the sale of the May 2001 Charter Holdings notes to pay the cash portion of the purchase price of the pending AT&T transactions. The AT&T transactions are expected to close in the second and/or third quarters of 2001, subject to certain closing conditions and regulatory review.

      Results of Operations

      Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      The following table sets forth the percentages of revenues that items in the statements of operations constitute for the indicated periods (dollars in millions, except per share data):

                                                      Three Months                    Three Months
                                                          Ended                          Ended
                                                     March 31, 2001                  March 31, 2000
                                               -------------------------        -------------------------
                                                Amount             %             Amount             %
                                               ---------       ---------        ---------       ---------
Statements of Operations:
Revenues ................................      $   873.8           100.0%       $   721.6           100.0%
                                               ---------       ---------        ---------       ---------
Operating expenses:
  Operating, general and administrative .          472.2            54.0%           371.8            51.5%
  Depreciation and amortization .........          695.9            79.6%           546.1            75.7%

  Option compensation expense ...........            6.0             0.7%            15.5             2.2%

  Corporate expenses ....................           13.7             1.6%            12.5             1.7%
                                               ---------       ---------        ---------       ---------

Total operating expenses ................        1,187.8           135.9%           945.9           131.1%
                                               ---------       ---------        ---------       ---------
Loss from operations ....................         (314.0)          (35.9%)         (224.3)          (31.1%)

Interest expense ........................         (310.8)          (35.6%)         (230.9)          (32.0%)

Interest income .........................             --              --              5.4             0.7%

Other income (expense) ..................          (59.9)           (6.9%)            0.2              --
                                               ---------       ---------        ---------       ---------
Loss before minority interest ...........         (684.7)          (78.4%)         (449.6)          (62.4%)
                                               ---------       ---------        ---------       ---------
Minority interest in loss of subsidiary..          404.0            46.2%           268.9            37.3%
                                               ---------       ---------        ---------       ---------
Net loss ................................      $  (280.7)          (32.2%)      $  (180.7)          (25.1%)
                                               =========       =========        =========       =========
Loss per common share, basic and diluted       $   (1.20)                       $   (0.81)
                                               =========                        =========

      Revenues. Revenues increased by $152.2 million, or 21%, from $721.6 million for the three months ended March 31, 2000 to $873.8 million for the three months ended March 31, 2001. System operations acquired after January 1, 2000 accounted for $39.1 million, or 26%, of the increase, while systems acquired before January 1, 2000 accounted for $113.1 million, or 74% of the increase. Revenues by service offering are as follows (dollars in millions):

                          Three months ended March 31,
                      ------------------------------------
                            2001                2000
                      ----------------    ----------------
                                 % of                % of                 %
                      Amount   Revenues   Amount   Revenues   Change    Change
                      ------    ------    ------    ------    ------    ------
Analog video          $649.4        75%   $587.5        82%   $ 61.9        11%
Digital video           55.0         6%      9.2         1%     45.8       498%
Cable modem             25.2         3%      9.7         1%     15.5       160%
Advertising sales       55.6         6%     33.3         5%     22.3        67%
Other                   88.6        10%     81.9        11%      6.7         8%
                      ------    ------    ------    ------    ------    ------
                      $873.8       100%   $721.6       100%   $152.2        21%
                      ======              ======              ======

      Analog video customers increased by 197,800 to 6,349,800 at March 31, 2001 as compared to 6,152,000 at March 31, 2000. Of this increase, approximately 72,700 customer additions were the result of acquisitions. The remaining increase of 125,100 customers relates to internal growth.

      Digital video customers increased by 1,119,000 to 1,343,700 at March 31, 2001 from 224,700 at March 31, 2000. The increase was primarily due to internal growth which continues to increase as we upgrade our systems to provide advanced services to a larger customer base. Increased marketing efforts and strong demand for this service have also contributed to the increase.

      Cable modem customers increased by 220,400, to 343,300 at March 31, 2001 from 122,900 at March 31, 2000. The increase was primarily due to internal growth. Our system upgrades continue to increase our ability to offer high-speed interactive service to a larger customer base. Growth in cable modem services was also the result of strong marketing efforts coupled with increased demand for such services.

      Advertising sales increased $22.3 million, from $33.3 million for the three months ended March 31, 2000 to $55.6 million for the three months ended March 31, 2001. The increase was primarily due to internal growth. As a result of our rebuild efforts, we experienced increased capacity due to expanded channel line-ups.

      Operating, General and Administrative Costs. Operating, general and administrative costs increased by $100.3 million, from $371.8 million for the three months ended March 31, 2000 to $472.1 million for the three months ended March 31, 2001. System operations acquired after January 1, 2000 accounted for $22.6 million, or 23%, of the increase in 2001 while systems acquired before January 1, 2000 accounted for $77.7 million, or 77%. Key components of expense as a percentage of revenues are as follows (dollars in millions):

                         Three months ended March 31,
                      -----------------------------------
                            2001                2000
                      -----------------  ----------------
                                 % of               % of                 %
                      Amount   Revenues  Amount   Revenues   Change    Change
                      ------   --------  ------   --------   ------    ------
General,
  administrative
  and service         $189.5       22%   $168.0       23%   $ 21.5       13%
Analog video
programming            210.4       24%    164.8       23%     45.6       28%
Digital video           20.6        2%      4.2        1%     16.4      390%
Cable modem             17.6        2%      8.8        1%      8.8      100%
Advertising sales       15.3        2%     12.3        2%      3.0       24%
Marketing               16.6        2%     11.7        2%      4.9       42%
Other                    2.1       --       2.0       --       0.1        5%
                      ------             ------             ------
                      $472.1             $371.8             $100.3
                      ======             ======             ======

      The increase in general, administrative and service costs of $21.5 million reflects an increase of $7.2 million, or 33%, related to operations acquired after January 1, 2000. The remaining increase of $14.3 million was due to increased spending on customer care coupled with overall continued growth. Of the $45.6 million increase in analog video programming, approximately $9.4 million, or 21%, related to operations acquired after January 1, 2000. The remaining increase of $36.2 million was due to continued inflationary or negotiated increases, particularly in sports programming, coupled with increased channel capacity. The increase in digital video costs of $16.4 million reflects an increase of $1.8 million related to operations acquired after January 1, 2000. The remaining increase of $14.6 million was due to internal growth of these advanced services. The increase in cable modem costs of $8.8 million reflects an increase of $0.5 million related to operations acquired after January 1, 2000. The remaining increase was due to internal growth. Advertising sales costs increased $3.0 million, of which the majority related to operations acquired after January 1, 2000. Marketing expenses increased $4.9 million to $16.6 million in 2001 related to promotions of advanced product offerings, including digital cable and high-speed Internet service.

      Gross Margin. Gross margin decreased by 2%, from 48% for the three months ended March 31, 2000 to 46% for the three months ended March 31, 2001. Gross margin on analog video decreased by 4.3% from 71.9% for the three months ended March 31, 2000 to 67.6% in 2001 due to continued inflation and negotiated increases in programming. Digital video gross margin increased 8.2% from 54.3% for the three months ended March 31, 2000 to 62.5% in 2001 primarily due to an increased customer base. Cable modem gross margin also increased 20.9% from 9.3% for the three months ended March 31, 2000 to 30.2% in 2001 due to the significant growth in customer base compared to the prior year. Advertising sales gross margin increased 9.5% due to our significant system upgrades, which resulted in expanded channel capacity.

      Depreciation and Amortization. Depreciation and amortization expense increased by $149.8 million, from $546.1 million for the three months ended March 31, 2000 to $695.9 million for the three months ended March 31, 2001. This increase was due to a full quarter of expense on the fixed assets and franchises related to our 2000 acquisitions and an increase in capital expenditures of $264.6 million to rebuild and upgrade our cable systems compared to first quarter 2000.

      Option Compensation Expense. Option compensation expense decreased by $9.5 million, from $15.5 million for the three months ended March 31, 2000 to $6.0 million for the three months ended March 31, 2001. The expense related to option grants at the time of our initial public offering at exercise prices less than the estimated fair value of our stock at the time of grant, resulting in compensation expense being accrued over the vesting period of the options. Expense will continue to be recorded at a decreasing rate until the last vesting period lapses in April 2004.

      Corporate Expenses. Corporate expenses increased by $1.2 million, from $12.5 million for the three months ended March 31, 2000 to $13.7 million for the three months ended March 31, 2001. The increase was the result of growth from acquisitions and internal growth.

      Interest Expense. Interest expense increased by $79.9 million, from $230.9 million for the three months ended March 31, 2000 to $310.8 million for the three months ended March 31, 2001. The increase in interest expense was a result of increased average debt outstanding during the first quarter in 2001 of $13.6 billion compared to $9.9 billion in the first quarter of 2000, coupled with an increase in our average borrowing rate of 0.1% from 8.63% in the first quarter of 2000 to 8.73% in the first quarter of 2001. Our average borrowing rate increased primarily as a result of our issuance of high-yield notes in January 2001 (referred to as the January 2001 Charter Holdings notes). The increased debt primarily relates to capital expenditures.

      Interest Income. Interest income decreased by $5.3 million, from $5.4 million for the three months ended March 31, 2000 to $0.1 million for the three months ended March 31, 2001. The decrease in interest income was due to lower cash on hand at March 31, 2001 over March 31, 2000 as a result of our continued capital expenditures to upgrade, rebuild, and expand our cable systems, to develop new products and services and to deploy digital converters.

      Other Income (Expense). Other expense fluctuated by $60.0 million, from $0.1 million of income for the three months ended March 31, 2000 to $59.9 million of expense for the three months ended March 31, 2001. This decrease was due to a cumulative effect of a change in accounting principle of $23.9 million related to our adoption of SFAS No. 133 on January 1, 2001, a current period loss of $21.8 million on interest rate agreements also as a result of adoption of SFAS No. 133 and losses of $12.8 million primarily on investments carried on the equity method.

      Minority Interest. Minority interest increased by $135.1 million, from $268.9 million for the three months ended March 31, 2000 to $404.0 million for the three months ended March 31, 2001. The minority interest represents the ownership in Charter Holdco by entities other than Charter.

      Net Loss. Net loss increased by $100.0 million, from $180.7 million for the three months ended March 31, 2000 to $280.7 million for the three months ended March 31, 2001 as a result of the factors described above.

      Loss per Common Share. The loss per common share increased by $0.39, from $0.81 per common share for the three months ended March 31, 2000 to $1.20 per common share for the three months ended March 31, 2001 as a result of the factors described above, partially offset by an increase in weighted average shares outstanding.

      Liquidity and Capital Resources

      Our business requires significant cash to fund acquisitions, capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, borrowings under our credit facilities and debt and equity transactions. Our cash flows used in and provided by operating activities were $154.1 million and $199.0 million for the three months ended March 31, 2001 and 2000, respectively. As of March 31, 2001, we have availability of $2.2 billion under our bank credit facilities. In recent years, we have incurred significant additional debt to fund our capital expenditures and growth through acquisition. Our significant amount of debt may adversely affect our ability to obtain financing in the future and react to changes in our business. We may incur substantial additional debt in the future. Our credit facilities and other debt instruments contain various financial and operating covenants that could adversely impact our ability to operate our business, including restrictions on the ability of our operating subsidiaries to distribute cash to their parents. See "--Certain Trends and Uncertainties--Restrictive Covenants" for further information.

      Investing Activities

      Capital Expenditures. We have substantial ongoing capital expenditure requirements. We make capital expenditures primarily to upgrade, rebuild and expand our cable systems, as well as for system improvements, for the development of new products and services and digital converters.

      Upgrading our cable systems will enable us to offer advanced products and services, including digital television, additional channels and tiers, expanded pay-per-view options, high-speed Internet access, video-on-demand and interactive services to a larger customer base.

      We made capital expenditures, excluding acquisitions of cable systems, of $524.5 million and $259.9 million for the three months ended March 31, 2001 and 2000, respectively. The majority of the capital expenditures in 2001 relates to our accelerated rebuild and upgrade program and converters, and was funded from cash flows from operations and borrowings under credit facilities.

      Excluding the pending AT&T transactions, for 2001, 2002 and 2003, we expect to spend a total of approximately $2.9 billion, $1.75 billion and $950 million, respectively, to upgrade and rebuild our systems in order to offer advanced services to our customers. In addition, with regard to the AT&T systems we expect to acquire, we anticipate rebuild costs associated with the AT&T systems we expect to acquire to total approximately $350 million. In 2001, our capital expenditures will include extensions of systems, development of new products and services, purchases of converters, system improvements and the build-out of six new advanced customer call centers. The amount that we spend on these types of capital expenditures will depend on the level of our growth in digital cable customer base and in the delivery of other advanced services. Giving effect to the issuance and sale of the May 2001 Charter Holdings notes and if we borrow the full amount available under the amended Charter Holdings 2001 senior bridge loan facility, we will have sufficient capital to satisfy our previously projected funding shortfall of $300 million to $500 million. If there is accelerated growth in digital cable customers or in the delivery of other advanced services however, we may need additional capital.

      We cannot be sure that our anticipated levels of capital expenditures will be sufficient to accomplish our planned system upgrades, expansion and maintenance and to roll out advanced services or that we will be able to acquire necessary plant and equipment from vendors to complete our upgrade and rebuild on schedule. If we are not able to obtain financing sufficient to fund our planned upgrades and other capital expenditures, it could adversely affect our ability to offer new products and services and compete effectively, and could adversely affect our growth, financial condition and results of operations. See "--Certain Trends and Uncertainties" for further information.

      Financing Activities

      As of March 31, 2001, long-term debt totaled approximately $13.7 billion.

      January 2001 Charter Holdings Notes. On January 5, 2001, Charter Holdings and Charter Capital issued $900 million 10.75% senior notes due 2009, $500 million 11.125% senior notes due 2011 and $350.6 million 13.5% senior discount notes due 2011 with a principal amount at maturity of $675 million. The net proceeds were approximately $1.7 billion, after giving effect to discounts, commissions and expenses. The net proceeds from the January 2001 Charter Holdings notes were used to repay all remaining amounts outstanding under the Charter Holdings 2000 senior bridge loan facility and the CC VI (Fanch) revolving credit facility and a portion of the amounts outstanding under the Charter Operating and the CC VII (Falcon) revolving credit facilities, and for general corporate purposes.

      The 10.75% senior notes are not redeemable prior to maturity. Interest is payable semi-annually on April 1 and October 1, beginning October 1, 2001 until maturity.

      The 11.125% senior notes are redeemable at our option at amounts decreasing from 106.750% to 100% of par value beginning on January 15, 2006, plus accrued and unpaid interest, to the date of redemption. At any time prior to January 15, 2004, the issuers may redeem up to 35% of the aggregate principal amount of the 11.125% Senior Notes at a redemption price of 111.125% of the principal amount under certain conditions. Interest is payable semi-annually in arrears on January 15 and July 15, beginning on July 15, 2001, until maturity.

      The 13.5% senior discount notes are redeemable at the option of the issuers at amounts decreasing from 105.563% to 100% of the accreted value beginning January 15, 2006. At any time prior to January 15, 2004, the issuers may redeem up to 35% of the aggregate principal amount of the 13.5% senior discount notes at a redemption price of 113.5% of the accreted value under certain conditions. Interest is payable in arrears on January 15 and July 15, beginning on July 15, 2006, until maturity. The discount on the 13.5% senior discount notes is being accreted using the effective interest method.

      Charter Holdings 2001 Senior Bridge Loan Commitment. Charter Holdings and Charter Capital have entered into a commitment letter with Morgan Stanley Senior Funding, Inc. and Goldman Sachs Credit Partners L.P. and other lenders to provide senior increasing rate bridge loans of up to $2 billion for capital expenditures, general corporate purposes and if necessary, to fund the cash portion of the pending AT&T transactions. If any of the pending AT&T transactions are not completed, the commitment would be reduced by the amount of the commitment allocated to such portion of the transaction, up to $1 billion. In May 2001, the letter was amended. After given effect to this amendment and the sale of the Charter Holdings May 2001 senior notes, as described in Item 9 below, the availability under the facility will be approximately $1 billion.

      On May 10, 2001, Charter Holdings and the prospective lenders amended the commitment letter for the committed facility. After giving effect to this amendment and the closing of the offering of the May 2001 Charter Holdings notes, the availability under the committed facility will be approximately $1 billion.

      The bridge loans would bear interest initially at a rate equal to the bid-side yield of the 11.125% Senior Notes, less 25 basis points. The rate would increase by 125 basis points at the end of the first 90 days after funding, and 50 basis points for each 90-day period after the first 90 days.

      The commitment expires on December 31, 2001. The bridge loans would mature one year from the date of first funding, but if not repaid in full by such date will automatically convert into senior term loans that would be due nine years after such conversion. Interest on the senior term loans would initially be the rate then in effect for the bridge loans, plus 50 basis points, and would increase by 50 basis points at every 90-day period after such conversion.

      Following any conversion of the bridge loans into senior term loans, the lenders would have the right to request that their notes be exchanged for notes that would be issued under an indenture with covenants and events of default similar to those in the 11.125% senior notes, but redeemable at the option of Charter Holdings until the fifth anniversary of the first funding of the bridge loan. After the fifth anniversary, the notes would be redeemable at a premium of one-half of the coupon on the note, declining ratably annually to zero on the date that is two years prior to the maturity date. The bridge loan agreement would require that the borrowers file a shelf registration statement with respect to the exchange notes and to use commercially reasonable efforts to have the statement become effective and available to allow for unrestricted resales of the exchange notes. The exchange notes would bear interest at the higher of the rate of interest applicable to the senior term loans and the bid-side yield of the 11.125% Charter Holdings senior notes.

      Interest on the bridge loans, senior term loans or exchange notes would not be lower than 9% and may not exceed 15% annually.

      The prospective lenders' commitments to us are subject to a number of conditions. We cannot assure you that such conditions will be met. If these conditions are not met, these funds will not be available to us and, we will need to obtain alternative financing to fund our anticipated capital expenditures and meet our other obligations.

      April 2001 Shelf Registration. In April 2001, we filed a registration statement with the Securities and Exchange Commission (SEC) to offer from time to time, in one or more separate offerings, debt securities, which may be senior or subordinated; shares of preferred stock ($.001 par value per share); and shares of Class A common stock ($.001 par value per share), with an aggregate public offering price of up to $4 billion (or its equivalent based on the exchange rate at the time of sale) in amounts, at prices and on terms to be determined at the time of offering. The registration statement became effective with the SEC in April 2001. No stock or debt has been issued under this registration statement to date.

      May 2001 Charter Holdings Notes. The May 2001 Charter Holdings notes were issued under three separate indentures, each dated as of May 15, 2001, each among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee.

      The May 2001 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. The May 2001 9.625% Charter Holdings notes issued in the aggregate principal amount of $350 million mature on November 15, 2009. The May 2001 10.000% Charter Holdings notes issued in the aggregate principal amount of $575 million mature on May 15, 2011. The May 2011 11.750% Charter Holdings notes issued in the aggregate principal amount at maturity of $1.018 billion mature on May 15, 2011. Cash interest on the May 2001 11.750% Charter Holdings notes will not accrue prior to May 15, 2006.

      The May 2001 Charter Holdings notes are senior debts of Charter Holdings and Charter Capital. They rank equally with the current and future unsecured and unsubordinated debt of Charter Holdings, including the March 1999, January 2000 and January 2001 notes.

      Charter Holdings and Charter Capital will not have the right to redeem the May 2001 9.625% Charter Holdings notes prior to their maturity date on November 15, 2009. Before May 15, 2004, Charter Holdings and Charter Capital may redeem up to 35% of the May 2001 10.000% Charter Holdings notes and the May 2001 11.750% Charter Holdings notes, in each case, at a premium with proceeds of certain offerings of equity securities. In addition, on or after May 15, 2006, Charter Holdings and Charter Capital may redeem some or all of the May 2001 10.000% Charter Holdings notes and the May 2001 11.750% Charter Holdings notes at any time, in each case, at a premium. The optional redemption price declines to 100% of the principal amount of the May 2001 Charter Holdings notes redeemed, plus accrued and unpaid interest, if any, for redemption on or after May 15, 2009.

      In the event of a specified change of control event, Charter Holdings and Charter Capital must offer to repurchase any then outstanding May 2001 Charter Holdings notes at 101% of their aggregate principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

      The indentures governing the May 2001 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the Charter Holdings March 1999, January 2000 and January 2001 notes.

      Outlook

      During the first quarter of 2001, we have continued to aggressively roll out our advanced services, focusing on digital cable and cable modem. We have met or exceeded all of our expectations for the first quarter.

      We believe we are on target to achieve our previously stated targets of 14-16% revenue growth and 12-14% operating cash flow growth, after corporate overhead expense and before depreciation and amortization, as compared to pro forma 2000 results. We have continued to grow our basic customer base and basic customer growth is expected to exceed 2% in 2001, as previously stated. Digital customer growth in the first quarter exceeded our expectations and we believe we are on target for 2 million digital customers by the end of 2001. Cable modem growth in the first quarter also exceeded our expectations and we have revised original targets from 500,000 customers to between 550,000 and 600,000 customers by the end of 2001.

      Margins in the first quarter were affected by increases in analog programming and wage increases without the benefit of annual price increases, which normally occur in the late first and second quarters. As price increases take effect and our advanced service customer base grows, we expect margins to increase each quarter throughout the year.

      Certain Trends and Uncertainties

      The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report, that could materially impact our business, results of operations and financial condition.

      Substantial Leverage. As of March 31, 2001, our total debt was approximately $13.7 billion. We may incur significant additional debt in the future to fund the expansion, maintenance and upgrade of our cable systems. Our ability to make payments on our debt and to fund our planned capital expenditures for upgrading our cable systems and our ongoing operations will depend on our ability to generate cash and secure financing in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our existing credit facilities, new facilities or from other sources of financing at acceptable rates or in an amount sufficient to enable us to repay our debt, to grow our business or to fund our other liquidity and capital needs.

      Variable Interest Rates. At March 31, 2001, approximately 47% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. At March 31, 2001, our weighted average rate on outstanding bank commitments, including the impact of interest rate hedge agreements is approximately 7.43% and approximately 9.55% on high-yield debt resulting in a blended weighted average rate of 8.58%. See discussion in Item 3 relative to our interest rate risk.

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

      Furthermore, in accordance with our credit facilities we are required to maintain specified financial ratios and meet financial tests. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in default under the applicable debt agreement or instrument, which could trigger acceleration of the debt. Any default under our credit facilities or the indentures governing our outstanding debt may adversely affect our growth, our financial condition and our results of operations and the ability to repay amounts due under the notes we have issued.

      New Services and Products Growth Strategy. We expect that a substantial portion of any of our future growth will be achieved through revenues from additional services. We cannot assure you that we will be able to offer new advanced services successfully to our customers or that those new advanced services will generate revenues. The amount of our capital expenditures and related roll-out of advanced services may be limited by the availability of certain equipment (in particular, digital set-top terminal and cable modems) due to production capacity constraints of certain vendors and materials shortages. We continue to work with our primary vendors to address such problems and have been assured that we will have an adequate supply to meet our demand. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing.

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

      Regulation and Legislation. Cable systems are extensively regulated at the federal, state, and local levels. Effective March 31, 1999, the scope of rate regulation was reduced so that it continues to impact only the lowest level of basic cable service and associated equipment. This change affords cable operators greater pricing flexibility, although Congress could revisit this issue if confronted with substantial rate increases.

      Cable operators also face significant regulation of their channel capacity. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access users, and unaffiliated commercial leased access programmers. This carriage burden could increase in the future, particularly if the Federal Communications Commission (FCC) were to require cable systems to carry both the analog and digital versions of local broadcast signals. The FCC is currently conducting a proceeding in which it is considering this channel usage possibility, although it recently issued a tentative decision against such dual carriage.

      There is also uncertainty whether local franchising authorities, state regulators, the FCC or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with access to cable plant on non-discriminatory terms. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Recently, two federal district courts in Virginia and a federal circuit court in California struck down as unlawful open access requirements imposed by three different franchising authorities. The federal circuit court ruling reversed an earlier district court decision that had upheld an open access requirement. In response, the FCC has initiated a new proceeding to categorize cable-delivered Internet service and perhaps establish an appropriate regulatory scheme. Company-specific open access requirements were imposed on Time Warner cable systems in connection with the AOL merger.

      Although cable system attachments to public utility poles historically have been regulated at the federal or state level, the provision of non-traditional cable services, like the provision of Internet access, may endanger that regulatory protection. The Eleventh Circuit Court of Appeals recently ruled such services left cable attachments eligible for regulatory protection, and certain utilities already have proposed vastly higher put attachment rates. The Eleventh Circuit decision is now scheduled to be reviewed by the United States Supreme Court.

      Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Interest Rate Risk

      The use of interest rate risk management instruments, such as interest rate swap agreements, interest rate cap agreements and interest rate collar agreements is required under the terms of our credit facilities. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. Interest rate collars limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

      The Company adopted SFAS No. 133 on January 31, 2001 - see note 10 to the interim consolidated financial statements for further information.

      At March 31, 2001, we had outstanding $1.9 billion, $15.0 million and $520.0 million in notional amounts of interest rate swaps, caps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure to credit loss.

      As indicated under "--Financing Activities" in "Management's Discussion and Analysis", in January 2001, Charter Holdings and Charter Capital issued $900 million 10.75% senior notes due 2009, $500 million 11.125% senior notes due 2011 and $350.6 million 13.5% senior discount notes due 2011 with a principal amount at maturity of $675 million. The fair value of our total fixed-rate debt, including the January 2001 Charter Holdings notes, at March 31, 2001 was $6.8 billion. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt approximates the carrying value of $6.4 billion at March 31, 2001, since this debt bears interest at current market rates.

                           PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

      2.14 (a) Asset Purchase Agreement, dated as of February 26, 2001, among Marcus Cable of Alabama, L.L.C., on the one hand, and TCI of Selma, Inc., TCI of Lee County, Inc., TCI Cablevision of Alabama, Inc., Alabama T.V. Cable, Inc. and TCI Southeast, Inc., on the other hand (Incorporated by reference to the Annual Report on Form 10-K filed by Charter Communications, Inc. on March 6, 2001 (File No. 000-27927)).

      2.14(b) Reorganization Agreement, dated as of February 26, 2001, among Charter Communications, Inc., on the one hand, and TCI TKR of Alabama, Inc. and TCI Southeast, Inc., on the other hand (Incorporated by reference to the Annual Report on Form 10-K filed by Charter Communications, Inc. on March 6, 2001 (File No. 000-27927)).

      2.14(c) Asset Purchase Agreement, dated as of February 26, 2001, among Falcon Cable Systems Company II, L.P., on the one hand, and AT&T Broadband, LLC, Communication Services, Inc., Ohio Cablevision Network, Inc., TCI Cablevision of California, Inc. and TCI Washington Associates, L.P., on the other hand (Incorporated by reference to the Annual Report on Form 10-K filed by Charter Communications, Inc. on March 6, 2001 (File No. 000-27927)).

      2.14(d) Reorganization Agreement, dated as of February 26, 2001, among Charter Communications, Inc., on the one hand, and TCI Cablevision of Nevada, Inc. and TCI West, Inc., on the other hand (Incorporated by reference to the Annual Report on Form 10-K filed by Charter Communications, Inc. on March 6, 2001 (File No. 000-27927)).

      2.14(e) Asset Purchase Agreement, dated as of February 26, 2001, among Charter Communications, Inc., Interlink Communications Partners, LLC, Charter Communications, LLC and Falcon Cable Media, on the one hand, and TCI Cable Partners of St. Louis, L.P. and TCI Cablevision of Missouri, Inc., on the other hand (Incorporated by reference to the Annual Report on Form 10-K filed by Charter Communications, Inc. on March 6, 2001 (File No. 000-27927)).

      2.14(f) Asset Purchase Agreement, dated as of February 26, 2001, among Charter Communications Entertainment I, LLC, on the one hand, and St. Louis Tele-Communications, Inc., TCI Cable Partners of St. Louis, L.P., TCI Cablevision of Missouri, Inc., TCI of Illinois, Inc., TCI TKR of Central Florida, Inc. and TCI Holdings, Inc., on the other hand (Incorporated by reference to the Annual Report on Form 10-K filed by Charter Communications, Inc. on March 6, 2001 (File No. 000-27927)).

      2.14(g) Agreement Regarding Closing Matters, dated as of February 26, 2001, among Charter Communications, Inc., on behalf of itself, Marcus Cable of Alabama, L.L.C., Falcon Cable Systems Company II, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Falcon Cable Media, and Charter Communications Entertainment I, LLC, on the one hand, and AT&T Broadband, LLC, on behalf of itself, TCI TKR of Alabama, Inc., TCI of Selma, Inc., TCI of Lee County, TCI Cablevision of Alabama, Inc. and Alabama T.V. Cable, Inc., TCI Southeast, Inc., TCI Cablevision of Nevada, Inc., TCI West, Inc., Communications Services, Inc., Ohio Cablevision Network, Inc., TCI Cablevision of California, Inc., TCI Washington Associates, LP., TCI of Illinois, Inc., TCI Cablevision of Missouri, Inc., St. Louis Tele-Communications, Inc., TCI Cable Partners of St. Louis, L.P., TCI TKR of Central Florida, Inc. and TCI Holdings, Inc., on the other hand (Incorporated by reference to the Annual Report on Form 10-K filed by Charter Communications, Inc. on March 6, 2001 (File No. 000-27927)).

      10.24 Commitment Letter, dated February 26, 2001, by and among Goldman Sachs Credit Partners, L.P. and Morgan Stanley Senior Funding, Inc., on the one hand, and Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation, on the other hand (Incorporated by reference to the Annual Report on Form 10-K filed by Charter Communications, Inc. on March 6, 2001 (File No. 000-27927)).

      10.25     Charter Communications, Inc. 2001 Stock Incentive Plan.

      (b) Reports on Form 8-K

      On January 8, 2001, the Registrant filed a current report on Form 8-K to announce several agreements between Charter Holding, LLC and Charter Capitals, both beneficially owned subsidiaries of the Registrant, to sell $900.0 million of 10.75% Senior Notes due 2009, $500.0 million of 11.125% Senior Notes due 2011 and $350.6 million of 13.5% Senior Discount Notes due 2011, with a principal amount at maturity of $675.0 million and gross proceeds of approximately $1.8 billion.

      On February 15, 2001, the Registrant filed a current report on Form 8-K to announce 2000 fourth quarter financial results.

      On March 1, 2001, the Registrant filed a current report on Form 8-K to announce the agreement dated February 28, 2001 between the Registrant and AT&T Broadband, LLC involving several strategic cable system transactions that will result in the net addition of approximately 512,000 customers for the Registrant in Missouri, Alabama, Nevada and California for a total of $1.8 billion to be paid in cable systems valued at $249.0 million, $501.5 million of the Registrant's Class A common stock and the remainder in cash. The Company has a commitment for a bridge loan from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Credit Partners L.P. for temporary financing of the cash portion of the purchase price.

      On May 4, 2001, the Registrant filed a current report on Form 8-K to announce 2001 first quarter financial results.

      On May 9, 2001, the Registrant filed a current report on Form 8-K to announce the intent of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation, both beneficially owned subsidiaries of the Registrant, to sell Senior and Senior Discount Notes for estimated proceeds of $1.0 billion.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHARTER COMMUNICATIONS, INC.,
                                  Registrant


Dated:  May 15, 2001              By:  /s/ Kent D. Kalkwarf
                                       ---------------------------
                                       Name:  Kent D. Kalkwarf
                                       Title: Executive Vice President and Chief
                                              Financial Officer (Principal
                                              Financial Officer and Principal
                                              Accounting Officer)