Form 10-Q
period 2001-06-30
CHARTER COMMUNICATIONS INC /MO/
filed 2001-08-14
CIK 1091667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001.

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Transition Period From ______ to ______.

                        Commission File Number: 000-27927

                          CHARTER COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                43-1857213
       -------------------------------                -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

           12405 Powerscourt Drive                           63131
   ---------------------------------------                ----------
             St. Louis, Missouri                          (Zip Code)
   (Address of principal executive offices)

                                 (314) 965-0555
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of Class A common stock outstanding as of August 9, 2001:
294,191,843

Number of shares of Class B common stock outstanding as of August 9, 2001:
50,000

                          CHARTER COMMUNICATIONS, INC.

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I. Financial Information

    Item 1. Financial Statements - Charter Communications, Inc.
            and Subsidiaries.                                                  3

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.                                            10

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.       20

Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K.                                 22

Signatures.                                                                   24


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

    This Quarterly Report includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission and include, but are not limited to:

     --   our plans to achieve growth by offering new products and services;

     -- our anticipated capital expenditures for our planned upgrades and new equipment and facilities;

     --   our ability to fund capital expenditures and any future acquisitions;

     -- our beliefs regarding the effects of governmental regulation on our business;

     -- our ability to effectively compete in a highly competitive environment; and

     -- our ability to obtain equipment, inventory and programming as needed and at reasonable prices.

    All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by these cautionary statements.

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                       JUNE 30,     DECEMBER 31,
                                                         2001          2000*
                                                      -----------   ------------
                                                      (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $   572,733   $   130,702
  Accounts receivable, less allowance for doubtful
    accounts of $14,785 and $12,421, respectively         214,334       217,667
  Receivables from related party                            1,129         6,480
  Prepaid expenses and other                               84,201        77,719
                                                     ------------   -----------
     Total current assets                                 872,397       432,568
                                                     ------------   -----------

INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment, net of accumulated
    depreciation of $1,498,531 and $1,061,216,
    respectively                                        6,339,551     5,267,519
  Franchises, net of accumulated amortization of
    $2,511,067 and $1,878,929, respectively            17,794,981    17,068,702
                                                     ------------   -----------
      Total investment in cable properties, net        24,134,532    22,336,221
                                                     ------------   -----------
OTHER ASSETS                                              323,265       274,777
                                                     ------------   -----------
                                                      $25,330,194   $23,043,566
                                                     ============   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $  1,188,505   $ 1,367,234
                                                     ------------   -----------
    Total current liabilities                           1,188,505     1,367,234
                                                     ------------   -----------

LONG-TERM DEBT                                         15,570,699    13,060,455
                                                     ------------   -----------

DEFERRED MANAGEMENT FEES - RELATED PARTY                   13,751        13,751
                                                     ------------   -----------

OTHER LONG-TERM LIABILITIES                               325,285       285,266
                                                     ------------   -----------

MINORITY INTEREST                                       4,710,817     4,089,329
                                                     ------------   -----------

REDEEMABLE SECURITIES                                          --     1,104,327
                                                     ------------   -----------

SHAREHOLDERS' EQUITY:
  Class A common stock; $.001 par value; 1.75
    billion and 1.75 billion shares authorized,
    respectively; 294,145,714 and 233,752,282 shares
    issued and outstanding, respectively                     294           234
  Class B common stock; $.001 par value; 750 million
    shares authorized; 50,000 shares issued and               --            --
    outstanding

  Preferred stock; $.001 par value; 250 million shares
    authorized; no shares issued and outstanding              --            --
  Additional paid-in capital                           4,977,009     4,018,444
  Accumulated deficit                                 (1,449,446)     (894,881)
  Accumulated other comprehensive loss                    (6,720)         (593)
                                                    -------------  -----------
    Total shareholders' equity                         3,521,137     3,123,204
                                                    ------------   -----------
                                                    $ 25,330,194   $23,043,566
                                                    ============   ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

------------

* Agrees with the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                     -----------------------------   -------------------------
                                                                          2001            2000            2001         2000
                                                                     -------------   -------------   -------------   ---------
                                                                              (UNAUDITED)                     (UNAUDITED)

              REVENUES                                               $     928,475   $     794,780   $   1,802,273   $   1,516,384
                                                                     -------------   -------------   -------------   -------------

              OPERATING EXPENSES:
                 Operating, general and administrative                     486,428         406,544         958,576         778,313
                 Depreciation and amortization                             720,952         603,687       1,416,847       1,149,787
                 Option compensation expense                                 4,850          10,589          10,888          26,089
                 Corporate expenses                                         13,993          15,007          27,715          27,515
                                                                     -------------   -------------   -------------   -------------
                                                                         1,226,223       1,035,827       2,414,026       1,981,704
                                                                     -------------   -------------   -------------   -------------

                     Loss from operations                                 (297,748)       (241,047)       (611,753)       (465,320)

              OTHER INCOME (EXPENSE):
                 Interest expense                                         (324,935)       (251,128)       (635,767)       (482,042)
                 Interest income                                            10,025             675          10,117           6,110
                 Other, net                                                (23,991)         (2,636)        (83,908)         (2,504)
                                                                     -------------   -------------   -------------   -------------
                                                                          (338,901)       (253,089)       (709,558)       (478,436)
                                                                     -------------   -------------   -------------   -------------

                     Loss before minority interest                        (636,649)       (494,136)     (1,321,311)       (943,756)

              MINORITY INTEREST IN LOSS OF SUBSIDIARY                      362,784         297,315         766,746         566,221
                                                                     -------------   -------------   -------------   -------------

                     Net loss                                        $    (273,865)  $    (196,821)  $    (554,565)  $    (377,535)
                                                                     =============   =============   =============   =============
              LOSS PER COMMON SHARE, basic and diluted               $       (1.07)  $       (0.89)  $       (2.27)  $       (1.70)
                                                                     =============   =============   =============   =============
              Weighted average common shares outstanding,
                basic and diluted                                      255,027,543     222,089,746     244,461,311     222,003,415
                                                                     =============   =============   =============   =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                     --------------------------
                                                                                          2001          2000
                                                                                     -------------  -----------
                                                                                              (UNAUDITED)

                  CASH FLOWS FROM OPERATING ACTIVITIES:
                     Net loss                                                         $  (554,565)   $  (377,535)
                     Adjustments  to reconcile net loss to net cash from
                       operating activities:
                        Minority interest in loss of subsidiary                          (766,746)      (566,221)
                        Depreciation and amortization                                   1,416,847      1,149,787
                        Option compensation expense                                        10,888         26,089
                        Non-cash interest expense                                         127,375         86,164
                        Loss on equity investments                                         36,094             --
                     Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:

                        Accounts receivable                                                10,572        (44,156)
                        Prepaid expenses and other                                        (21,799)        23,092
                        Accounts payable and accrued expenses                            (267,642)       328,626
                        Receivables from/payables to related party,
                           including deferred management fees                              17,621        (18,304)
                        Other operating activities                                          9,488           (710)
                                                                                      -----------    -----------
                            Net cash flows from operating activities                       18,133        606,832
                                                                                      -----------    -----------

                  CASH FLOWS FROM INVESTING ACTIVITIES:
                     Purchases of property, plant and equipment                        (1,362,260)    (1,049,991)
                     Payments for acquisitions, net of cash acquired                   (1,747,657)    (1,158,334)
                     Purchase of investments                                               (3,600)            --
                     Other investing activities                                            (3,394)        (1,145)
                                                                                      ------------   -----------
                            Net cash flows from investing activities                   (3,116,911)    (2,209,470)
                                                                                      ------------   -----------

                  CASH FLOWS FROM FINANCING ACTIVITIES:
                     Borrowings of long-term debt                                       6,536,554      4,026,303
                     Proceeds from issuance of common stock                             1,227,927             --
                     Repayments of long-term debt                                      (4,139,588)    (2,434,820)
                     Payments for debt issuance costs                                     (84,084)       (47,848)
                     Other financing activities                                                --           (682)
                                                                                      -----------    ------------
                            Net cash flows from financing activities                    3,540,809      1,542,953
                                                                                      -----------    -----------
                  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    442,031        (59,685)

                  CASH AND CASH EQUIVALENTS, beginning of period                          130,702        133,706
                                                                                      -----------    -----------
                  CASH AND CASH EQUIVALENTS, end of period                            $   572,733    $    74,021
                                                                                      ===========    ===========

                  CASH PAID FOR INTEREST                                              $   445,521    $   247,485
                                                                                      ===========    ===========

                  NON-CASH TRANSACTIONS:
                     Reclassification of redeemable securities to equity
                        and minority interest                                         $ 1,104,327    $        --
                                                                                      ===========    ===========
                     Exchange of assets for acquisition                               $    24,440    $        --
                                                                                      ===========    ===========
                     Issuances of equity as payment for acquisitions                  $        --    $ 1,014,110
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

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

   Charter Communications, Inc. (Charter) is a holding company whose primary asset at June 30, 2001 is a 46.4% controlling equity interest in Charter Communications Holding Company, LLC (Charter Holdco). Charter, Charter Holdco and its subsidiaries are collectively referred to as the "Company" herein. All material intercompany transactions and balances have been eliminated in consolidation. The Company owns and operates cable systems serving approximately seven million customers, including a net increase of 554,000 customers acquired from AT&T on June 30, 2001. The Company currently offers a full range of traditional analog cable television services, along with an array of advanced products and services such as digital cable television, interactive video programming, cable modem high-speed Internet access and video-on-demand.

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

   The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report.

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

    On June 30, 2001, the Company completed several transactions with AT&T Broadband, LLC (AT&T) resulting in a net addition of approximately 554,000 customers in Missouri, Alabama, Nevada and California for a total purchase price of $1.77 billion, consisting of $1.75 billion in cash and a cable system in Florida valued at $24.4 million. The acquisition was accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets will be included in the accompanying consolidated financial statements from the date of acquisition.

    The operating results of the Company summarized below are on a pro forma basis as if the following had occurred on January 1, 2000: the AT&T transactions which closed on June 30, 2001, the issuance and sale by our subsidiary Charter Communications Holdings, LLC (Charter Holdings) and a subsidiary of senior and senior discount notes in January 2001, the issuance by Charter of convertible senior notes in October and November 2000, the drawdown of Charter Holdings' 2000 senior bridge loan facility, the issuance of Charter Holdings senior and senior discount notes in May 2001, and the issuance of and sale by Charter of
convertible   senior notes and common stock in May 2001. In addition,
adjustments have been made to give effect to amortization of franchises, interest expense, minority interest, and certain other adjustments.

                                                        SIX MONTHS ENDED JUNE 30,
                                                   -------------------------------------
                                                         2001                2000
                                                   -----------------   -----------------
                                                      (UNAUDITED)         (UNAUDITED)
          Revenues                                  $1,963,906         $1,714,583
          Loss from operations                        (630,135)          (518,597)
          Net loss                                    (651,384)          (521,121)
          Loss per common share, basic and
            diluted                                      (2.28)             (1.78)

   The unaudited pro forma financial information does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future. Information regarding debt transactions which occurred in 2000 can be found in the Company's 2000 Annual Report on Form 10-K.

4. LONG-TERM DEBT

   Long-term debt consists of the following (dollars in thousands):

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                     2001           2000
                                                                                 ------------   -------------
                       Charter Communications, Inc.:
                             5.75% convertible senior notes due 2005              $   750,000   $   750,000
                             4.75% convertible senior notes due 2006                  632,500            --
                       Charter Communications Holdings, LLC:
                          March 1999 Charter Holdings notes:
                             8.250% senior notes due 2007                             600,000       600,000
                             8.625% senior notes due 2009                           1,500,000     1,500,000
                             9.920% senior discount notes due 2011                  1,475,000     1,475,000
                          January 2000 Charter Holdings notes:
                             10.00% senior notes due 2009                             675,000       675,000
                             10.25% senior notes due 2010                             325,000       325,000
                             11.75% senior discount notes due 2010                    532,000       532,000
                          January 2001 Charter Holdings notes:
                             10.75% senior notes due 2009                             900,000            --
                             11.125% senior notes due 2011                            500,000            --
                             13.50% senior discount notes due 2011                    675,000            --
                          May 2001 Charter Holdings notes:
                             9.625% senior notes due 2009                             350,000            --
                             10.00% senior notes due 2011                             575,000            --
                             11.75% senior discount notes due 2011                  1,018,000            --
                          Charter Holdings 2000 senior bridge loan facility                --       272,500
                       Renaissance:
                             10.00% senior discount notes due 2008                    114,413       114,413
                       CC V Holdings, LLC (Avalon):
                             11.875% senior discount notes due 2006                   179,750       179,750
                       Credit Facilities:
                             Charter Operating                                      3,750,000     4,432,000
                             CC Michigan, LLC and CC New England, LLC (Avalon)             --       213,000
                             CC VI Operating Company, LLC (Fanch)                     850,000       895,000
                             Falcon Cable Communications, LLC                         487,500     1,050,000
                             CC VIII Operating, LLC (Bresnan)                       1,000,000       712,000
                       Other debt                                                       1,382         1,971
                                                                                  -----------   -----------

                                                                                   16,890,545    13,727,634
                       Unamortized net discount                                    (1,319,846)     (667,179)
                                                                                 ------------   -----------

                                                                                 $ 15,570,699   $13,060,455
                                                                                 ============   ===========

    In December 2000, Charter Holdings contributed all of its equity interests in one of its subsidiaries, CC VIII Holdings, LLC, to another subsidiary, CC V Holdings, combining the cable systems acquired in the Bresnan and Avalon acquisitions. In connection with this combination, in January 2001, the Bresnan credit facilities were amended and restated to, among other things, increase borrowing availability by $550.0 million. In addition, all amounts due under the Avalon credit facilities were repaid and the credit facilities were terminated.

    In January 2001, Charter Holdings and Charter Communications Holding Capital Corporation (Charter Capital) issued the January 2001 Charter Holdings notes with an aggregate principal amount at maturity of $2.075 billion (see preceding table). The net proceeds were approximately $1.7 billion, after giving effect to discounts, commissions and expenses. Charter Holdings used all the net proceeds to repay all remaining amounts outstanding under the Charter Holdings 2000 senior bridge loan facility and the revolving portion of the CC VI (Fanch) credit facility and a portion of amounts outstanding under the Charter Operating and the revolving portion of the CC VII (Falcon) credit facilities, and for general corporate purposes, including capital expenditures.

    In May 2001, Charter Holdings and Charter Capital issued notes with an aggregate principal amount at maturity of $1.943 billion (see preceding table). The net proceeds were used to pay the cash portion of the purchase price of the AT&T transactions, repay certain amounts outstanding under the revolving portions of the credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures.

    In May 2001, Charter issued convertible senior notes with an aggregate principal amount at maturity of $632.5 million. The net proceeds were used to repay certain amounts outstanding under the revolving portions of the credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures.

5.  MINORITY INTEREST

    As of June 30, 2001, minority interest consists primarily of total members' equity of Charter Holdco ($7.6 billion) multiplied by 53.6%, the ownership percentage of Charter Holdco not owned by Charter, and of preferred equity in CC VIII, LLC (a subsidiary of Charter) which is held by certain Bresnan sellers. Gains and losses arising from the issuance by Charter Holdco of its membership units are recorded as capital transactions, thereby increasing or decreasing shareholders' equity and decreasing or increasing minority interest on the accompanying consolidated balance sheets.

    Changes to minority interest consist of the following (dollars in thousands):

             Balance, December 31, 2000                                        $ 4,089,329
             Minority interest in loss of subsidiary                              (766,746)
             Equity reclassified from redeemable
               securities (26,539,746 shares of Class A common stock)            1,096,075
             Gain on issuance of equity by Charter Holdco                          281,946
             Other                                                                  10,213
                                                                               -----------
             Balance, June 30, 2001                                            $ 4,710,817
                                                                               ===========

6.  REDEEMABLE SECURITIES

    In February 2001, all remaining recission rights associated with the Company's redeemable securities expired without the security holders requesting repurchase of their securities. Accordingly, the Company reclassified the respective amounts to minority interest and shareholders' equity, as applicable.

7.  COMMON STOCK

    In May 2001, Charter issued 60,247,350 shares of common stock for net cash proceeds totaling $1.2 billion. The net proceeds were used to repay certain amounts outstanding under the revolving credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures.

8.  REVENUES

    Revenues consist of the following (dollars in millions):


                                                              THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                           --------------------------------  -------------------------------
                                                                 2001             2000            2001             2000
                                                           ---------------  ---------------  --------------- ---------------
                                Analog video               $        666.7   $        636.2   $      1,316.1  $      1,223.7
                                Digital video                        68.2             15.1            123.2            24.3
                                Cable modem                          32.9             15.1             58.1            24.8
                                Advertising sales                    64.5             41.8            120.1            75.1
                                Other                                96.2             86.6            184.8           168.5
                                                           --------------   --------------   --------------  --------------
                                                           $        928.5   $        794.8   $      1,802.3  $      1,516.4
                                                           ==============   ==============   ==============  ==============

9.  OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

    Operating, general and administrative expenses consist of the following (dollars in millions):

                                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                     ------------------------------  ---------------------------
                                                                         2001             2000           2001           2000
                                                                     -------------  -------------  -------------  ------------

                                General, administrative and          $      197.8   $      174.0   $      389.4   $     344.0
                                  service
                                Analog video programming                    211.8          181.6          422.2         346.4
                                Digital video                                24.1            5.8           44.7          10.0
                                Cable modem                                  20.4           13.2           38.1          22.0
                                Advertising sales                            13.7           14.8           28.9          27.1
                                Marketing                                    18.6           17.1           35.3          28.8
                                                                     ------------   ------------   ------------   -----------
                                                                     $      486.4   $      406.5   $      958.6   $     778.3
                                                                     ============   ============   ============   ===========

10.  COMPREHENSIVE LOSS

    The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded to accumulated other comprehensive loss and minority interest in the accompanying consolidated balance sheets. For derivative instruments the Company owns which are effective in hedging variable interest payments into fixed payments, the Company records the gains or losses on the effective portion of the hedge to accumulated other comprehensive loss and minority interest in the accompanying consolidated balance sheets. For the three months ended June 30, 2001 and 2000, comprehensive loss was $271.5 million and $196.5 million, respectively. For the six months ended June 30, 2001 and 2000, comprehensive loss was $560.7 million and $378.0 million, respectively.

11.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The Company's interest rate agreements are recorded in the consolidated balance sheet at June 30, 2001 as either an asset or liability measured at fair value. In connection with the adoption of SFAS No. 133, the Company recorded a loss of $23.9 million for the cumulative effect of change in accounting principle as other expense. The effect of adoption was to increase other expense and loss before minority interest, net loss and loss per share by $23.9 million, $9.8 million and $0.04, respectively, for the six months ended June 30, 2001.

    The Company has certain interest rate derivative instruments which have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three and six month periods ended June 30, 2001, other expense includes $2.0 million and $4.3 million of losses, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. During the three and six month periods ended June 30, 2001, the Company recorded a gain of $2.1 million and a loss of $6.1 million, respectively, to other comprehensive loss on derivative instruments designated as cash flow hedges. At June 30, 2001, included in accumulated other comprehensive loss was a loss of $4.2 million related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

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

12.  NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

    Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Company on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Company is currently in process of assessing the future impact of adoption of SFAS No. 142.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Reference is made to the "Certain Trends and Uncertainties" section below in this Management's Discussion and Analysis for a discussion of important factors that could cause actual results to differ from expectations and non-historical information contained herein.

    The results of operations for the three and six month periods ended June 30, 2001 and 2000 do not reflect the results of operations of the acquired AT&T systems as these transactions closed on June 30, 2001. In addition, the customer statistical data included herein do not reflect the impact of systems acquired from AT&T.

    GENERAL

    Charter Communications, Inc. is a holding company whose primary asset at June 30, 2001 is a 46.4% controlling equity interest in Charter Holdco. The Company owns and operates cable systems serving approximately seven million customers, including 554,000 customers acquired from AT&T on June 30, 2001. The Company currently offers a full range of traditional analog cable television services, along with an array of advanced services such as digital cable television, interactive video programming, cable modem high-speed Internet access and video-on-demand.

    The following table presents various operating statistics as of June 30, 2001 (excluding the AT&T acquisitions which closed on this date) and June 30, 2000:


                                                  JUNE 30, 2001   JUNE 30, 2000
                                                  -------------   -------------
             ANALOG VIDEO

             Homes Passed                            10,311,500      10,006,700

             Basic Customers                          6,388,300       6,214,100

             Basic Penetration                             62.0%           62.1%
             Premium Units                            5,234,600       3,297,000
             Premium Penetration                           81.9%           53.1%
             Average Monthly Revenue per
               Basic Customer                       $     48.45      $    42.63

             DIGITAL VIDEO

             Homes Passed                             9,060,700       6,528,100
             Digital Customers                        1,585,000         375,000
             Penetration of Digital Homes Passed           17.5%            5.7%
             Penetration of Basic Customers                24.8%            6.0%
             Digital Converters Deployed              2,100,400         456,100

             DATA

             Homes Passed                             6,110,200       5,201,700
             Data Customers                             419,400         149,300
             Penetration                                    6.9%            2.9%

    ACQUISITIONS

    The following table sets forth information on acquisitions since January 1, 2000:


                                                       PURCHASE
                                                        PRICE,
                                                    INCLUDING DEBT      NET
                                     ACQUISITION        ASSUMED       ACQUIRED
                                         DATE        IN MILLIONS)    CUSTOMERS
                                     -----------    --------------   ---------

           Interlake                     1/00           $   13           6,000
           Bresnan                       2/00            3,078         695,800
           Capital Cable                 4/00               60          23,200
           Farmington Cable              4/00               15           5,700
           Kalamazoo                     9/00              171          50,700
           AT&T systems                  6/01            1,770         554,000
                                                        ------       ---------

              Total                                     $5,107       1,335,400
                                                        ======       =========


    On June 30, 2001, we completed several cable system transactions with AT&T resulting in a net addition of approximately 554,000 customers in Missouri, Alabama, Nevada and California for a total of $1.77 billion, consisting of $1.75 billion in cash and a cable system located in Florida valued at $24.4 million.

    RESULTS OF OPERATIONS

    Three Months Ended June 30, 2001 Compared to Three Months Ended June 30,
2000

    The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions, except per share data):


                                                                    THREE MONTHS ENDED JUNE 30,
                                                            ---------------------------------------------
                                                                   2001                      2000
                                                            -------------------      --------------------
                                                             AMOUNT        %          AMOUNT         %
                                                            --------    -------      --------     -------


                Revenues.................................   $  928.5     100.0%      $  794.8      100.0%
                                                            --------    -------      --------     -------

                Operating expenses:
                  Operating, general and administrative .      486.4      52.4%         406.5       51.1%
                   Depreciation and amortization.........      721.0      77.7%         603.7       76.0%
                   Option compensation expense...........        4.8       0.5%          10.6        1.3%
                   Corporate expenses....................       14.0       1.5%          15.0        1.9%
                                                            --------    -------      --------     -------
                                                             1,226.2     132.1%       1,035.8      130.3%
                                                            --------    -------      --------     -------

                        Loss from operations.............     (297.7)    (32.1%)       (241.0)     (30.3%)

                Other income (expense):
                  Interest expense.......................     (324.9)   (35.0%)        (251.1)     (31.6%)
                  Interest income........................       10.0       1.1%           0.7         --
                  Other expense..........................      (24.0)     (2.6%)         (2.7)      (0.3%)
                                                           ---------   --------     ---------     -------
                                                              (338.9)    (36.5%)       (253.1)     (31.9%)
                                                           ---------   --------     ---------     -------

                    Loss before minority interest........     (636.6)    (68.6%)       (494.1)     (62.2%)
                                                           ---------   --------     ---------     -------

                Minority interest in loss of subsidiary        362.8      39.1%         297.3       37.4%
                                                            --------    -------      --------     -------

                  Net loss...............................   $ (273.8)    (29.5%)     $ (196.8)     (24.8%)
                                                            ========    ========     ========     =======

                Loss per common share, basic and diluted    $  (1.07)                $  (0.89)
                                                            ========                 ========

    Revenues. Revenues increased by $133.7 million, or 16.8%, from $794.8 million for the three months ended June 30, 2000 to $928.5 million for the three months ended June 30, 2001. System operations acquired before January 1, 2000 accounted for $125.2 million, or 93.6% of the increase, while systems acquired after January 1, 2000 accounted for $8.5 million, or 6.4%, of the increase. Revenues by service offering are as follows (dollars in millions):


                                                    THREE MONTHS ENDED JUNE 30,
                                             -----------------------------------------
                                                     2001                 2000             2001 OVER 2000
                                             -------------------  --------------------   ------------------
                                                          % OF                 % OF                   %
                                              AMOUNT    REVENUES    AMOUNT    REVENUES    CHANGE    CHANGE
                                             -------    --------   -------    --------   -------   --------

                    Analog video             $ 666.7      71.8%    $ 636.2     80.0%     $  30.5      4.8%
                    Digital video               68.2       7.3%       15.1      1.9%        53.1    351.7%
                    Cable modem                 32.9       3.5%       15.1      1.9%        17.8    117.9%
                    Advertising sales           64.5       7.0%       41.8      5.3%        22.7     54.3%
                    Other                       96.2      10.4%       86.6     10.9%         9.6     11.0%
                                             -------    -------    -------    ------     -------
                                             $ 928.5     100.0%    $ 794.8    100.0%     $ 133.7
                                             =======     ======    =======    ======     =======


    Analog video customers increased by 174,200, or 2.8%, to 6,388,300 at June 30, 2001 as compared to 6,214,100 at June 30, 2000. Of this increase, approximately 50,700 customer additions were the result of acquisitions. The remaining increase of 123,500 customers relates to internal growth.

    Digital video customers increased by 1,210,000, or 322.7%, to 1,585,000 at June 30, 2001 from 375,000 at June 30, 2000. The increase was primarily due to internal growth which continues to increase as we upgrade our systems to provide advanced services to a larger customer base. Increased marketing efforts and strong demand for this service have also contributed to the increase.

    Data customers increased by 270,100, or 180.9%, to 419,400 at June 30, 2001 from 149,300 at June 30, 2000. Data customers consisted of 385,600 cable modem customers and 33,800 dial-up customers at June 30, 2001. The increase was primarily due to internal growth. Our system upgrades continue to increase our ability to offer high-speed interactive service to a larger customer base. Growth in data services was also the result of strong marketing efforts coupled with increased demand for such services.

    Advertising sales increased $22.7 million, from $41.8 million for the three months ended June 30, 2000 to $64.5 million for the three months ended June 30, 2001. The increase was primarily due to internal growth. As a result of our rebuild efforts, we experienced increased capacity due to expanded channel line-ups. In addition, the level of advertising purchased by programmers to promote their channels, added as part of our expansion of channel line-ups, increased during 2001 compared to the corresponding period in 2000.

    Operating, General and Administrative Costs. Operating, general and administrative costs increased by $79.9 million, from $406.5 million for the three months ended June 30, 2000 to $486.4 million for the three months ended June 30, 2001. Key components of expense as a percentage of revenues are as follows (dollars in millions):


                                                    THREE MONTHS ENDED JUNE 30,
                                             -----------------------------------------
                                                     2001                 2000             2001 OVER 2000
                                             -------------------  --------------------   ------------------
                                                          % OF                % OF                   %
                                              AMOUNT    REVENUES    AMOUNT   REVENUES    CHANGE    CHANGE
                                             -------    --------   -------   --------   -------   --------

          General, administrative
            and service                      $ 197.8     21.3%     $ 174.0     21.9%    $  23.8     13.7%
          Analog video programming             211.8     22.8%       181.6     22.8%       30.2     16.7%
          Digital video                         24.1      2.6%         5.8      0.7%       18.3    315.5%
          Cable modem                           20.4      2.2%        13.2      1.7%        7.2     54.5%
          Advertising sales                     13.7      1.5%        14.8      1.9%       (1.1)    (7.4%)
          Marketing                             18.6      2.0%        17.1      2.1%        1.5      8.8%
                                            --------   -------    --------   -------    -------
                                             $ 486.4     52.4%     $ 406.5     51.1%    $  79.9
                                            ========   =======    ========   =======    =======


    The increase in general, administrative and service costs of $23.8 million was due to increased spending on customer care coupled with overall continued growth. The increase in analog video programming of $30.2 million was due to continued inflationary and negotiated increases, particularly in sports programming, coupled with increased channel capacity. The increase of $18.3 million in direct operating costs to provide digital video services was due to internal growth of these advanced services. The increase of $7.2 million in direct operating costs to provide cable modem services was due to internal growth. Marketing expenses increased $1.5 million related to an increased level of promotions of our service offerings, including bundled packages.

    Gross Margin. Gross margin decreased by 1.3%, from 48.9% for the three months ended June 30, 2000 to 47.6% for the three months ended June 30, 2001. Gross margin on analog video decreased by 5.6% from 41.4% for the three months ended June 30, 2000 to 35.8% in 2001 primarily due to continued inflation and negotiated increases in programming. Digital video gross margin increased 3.1% from 61.6% for the three months ended June 30, 2000 to 64.7% in 2001 primarily due to an increased customer base. Cable modem gross margin increased 25.4% from 12.6% for the three months ended June 30, 2000 to 38.0% in 2001 primarily due to an increased customer base. Advertising sales gross margin increased 13.0% due to expanded channel capacity as a result of our significant system upgrades, coupled with increased advertising purchases by programmers.

    Depreciation and Amortization. Depreciation and amortization expense increased by $117.3 million, from $603.7 million for the three months ended June 30, 2000 to $721.0 million for the three months ended June 30, 2001. This increase was due to expenditures under our rebuild and upgrade program in 2000 and 2001 and an acquisition completed in September 2000.

    Option Compensation Expense. Option compensation expense decreased by $5.8 million, from $10.6 million for the three months ended June 30, 2000 to $4.8 million for the three months ended June 30, 2001. Such expense is recorded because exercise prices on certain options were less than the estimated fair values of our stock at the time of grant. Compensation expense is being accrued over the vesting period of the options. Expense will continue to be recorded at a decreasing rate until the last vesting period lapses in April 2004.

    Corporate Expenses. Corporate expenses decreased by $1.0 million, from $15.0 million for the three months ended June 30, 2000 to $14.0 million for the three months ended June 30, 2001. The decrease was the result of operating efficiencies gained subsequent to our acquisitions, offset partially by internal growth.

    Interest Expense. Interest expense increased by $73.8 million, from $251.1 million for the three months ended June 30, 2000 to $324.9 million for the three months ended June 30, 2001. The increase in interest expense was a result of an increase in average debt outstanding of $3.2 billion to $14.7 billion for the second quarter of 2001 compared to $11.5 billion for the second quarter of 2000, partially offset by a decline in our average borrowing rate of 0.51% to 8.37% in the second quarter of 2001 from 8.88% in the second quarter of 2000. Our average borrowing rate decreased primarily as a result of our issuance of the 4.75% convertible senior notes in May 2001, coupled with a general decline in variable borrowing rates. The increased debt primarily relates to the issuance of the January 2001 and the May 2001 Charter Holdings notes and Charter's May 2001 4.75% convertible senior notes.

    Interest Income. Interest income increased by $9.3 million, from $0.7 million for the three months ended June 30, 2000 to $10.0 million for the three months ended June 30, 2001. The increase in interest income was due to higher average cash on hand during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 as a result of the issuance of the May 2001 Charter Holdings notes, May 2001 4.75% convertible senior notes and 60,247,350 shares of Charter common stock.

    Other Expense. Other expense increased by $21.3 million, from $2.7 million of expense for the three months ended June 30, 2000 to $24.0 million of expense for the three months ended June 30, 2001. This increase was primarily due to losses on investments of $23.3 million in the three months ended June 30, 2001.

    Minority Interest. Minority interest increased by $65.5 million, from $297.3 million for the three months ended June 30, 2000 to $362.8 million for the three months ended June 30, 2001. The minority interest represents the ownership in Charter Holdco by entities other than Charter.

    Net Loss. Net loss increased by $77.0 million, from $196.8 million for the three months ended June 30, 2000 to $273.8 million for the three months ended June 30, 2001 as a result of the factors described above.

    Loss per Common Share. The loss per common share increased by $0.18, from $0.89 per common share for the three months ended June 30, 2000 to $1.07 per common share for the three months ended June 30, 2001 as a result of the factors described above, partially offset by an increase in weighted average shares outstanding due to the issuance of 60,247,350 shares of Charter common stock in May 2001.

    Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

    The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions, except per share data):


                                                                      SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------------------------
                                                                     2001                     2000
                                                             -------------------      --------------------
                                                              AMOUNT        %          AMOUNT         %
                                                             --------    -------      --------     -------

                 Revenues............................        $1,802.3     100.0%      $1,516.4      100.0%
                                                             --------    -------      --------     -------

                 Operating expenses:
                   Operating, general and
                     administrative..................           958.6      53.2%         778.3       51.3%
                   Depreciation and amortization.....         1,416.8      78.6%       1,149.8       75.8%
                   Option compensation expense.......            10.9       0.6%          26.1        1.7%
                   Corporate expenses................            27.7       1.5%          27.5        1.8%
                                                             --------    -------      --------     -------
                                                              2,414.0     133.9%       1,981.7      130.6%
                                                             --------    -------      --------     -------

                      Loss from operations...........          (611.7)    (33.9%)       (465.3)     (30.6%)

                 Other income (expense):
                   Interest expense..................          (635.8)   (35.3%)        (482.0)     (31.8%)
                   Interest income...................            10.1       0.6%           6.1        0.4%
                   Other expense.....................           (83.9)     (4.7%)         (2.5)      (0.2%)
                                                             --------    -------      --------     -------
                                                               (709.6)    (39.4%)       (478.4)     (31.6%)
                                                             --------    -------      --------     -------

                     Loss before minority interest...        (1,321.3)    (73.3%)       (943.7)     (62.2%)
                                                             --------    -------      --------     -------

                 Minority interest in loss of subsidiary        766.7      42.5%         566.2       37.3%
                                                             --------    -------      --------     -------

                     Net loss........................        $ (554.6)    (30.8%)     $ (377.5)     (24.9%)
                                                             ========    =======      ========     =======

                 Loss per common share, basic and
                     diluted                                 $  (2.27)                $  (1.70)
                                                             ========                 ========

    Revenues. Revenues increased by $285.9 million, or 18.9%, from $1.5 billion for the six months ended June 30, 2000 to $1.8 billion for the six months ended June 30, 2001. System operations acquired before January 1, 2000 accounted for $199.2 million, or 69.7%, of the increase, while systems acquired after January 1, 2000 accounted for $86.7 million, or 30.3%, of the increase. Revenues by service offering are as follows (dollars in millions):


                                                    SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------------
                                                     2001                 2000              2001 OVER 2000
                                             -------------------  --------------------    ------------------
                                                          % OF                  % OF                   %
                                             AMOUNT     REVENUES     AMOUNT    REVENUES    CHANGE    CHANGE
                                           ---------    --------   ---------   --------   -------   --------

                  Analog video             $ 1,316.1      73.0%    $ 1,223.7     80.7%     $92.4       7.6%
                  Digital video                123.2       6.8%         24.3      1.6%      98.9     407.0%
                  Cable modem                   58.1       3.2%         24.8      1.6%      33.3     134.3%
                  Advertising sales            120.1       6.7%         75.1      5.0%      45.0      59.9%
                  Other                        184.8      10.3%        168.5     11.1%      16.3       9.7%
                                           ---------     ------    ---------    ------    ------
                                           $ 1,802.3     100.0%    $ 1,516.4    100.0%    $285.9
                                           =========     ======    =========    ======    ======


    Analog video customers increased by 174,200, or 2.8%, to 6,388,300 at June 30, 2001 as compared to 6,214,100 at June 30, 2000. Of this increase, approximately 50,700 customer additions were the result of acquisitions. The remaining increase of 123,500 customers relates to internal growth.

    Digital video customers increased by 1,210,000, or 322.7%, to 1,585,000 at June 30, 2001 from 375,000 at June 30, 2000. The increase was primarily due to internal growth which continues to increase as we upgrade our systems to provide advanced services to a larger customer base. Increased marketing efforts and strong demand for this service have also contributed to the increase.

    Data customers increased by 270,100, or 180.9%, to 419,400 at June 30, 2001 from 149,300 at June 30, 2000. Data customers consisted of 385,600 cable modem customers and 33,800 dial-up customers at June 30, 2001. The increase was primarily due to internal growth. Our system upgrades continue to increase our ability to offer high-speed interactive service to a larger customer base. Growth in data services was also the result of strong marketing efforts coupled with increased demand for such services.

    Advertising sales increased $45.0 million, from $75.1 million for the six months ended June 30, 2000 to $120.1 million for the six months ended June 30, 2001. The increase was primarily due to internal growth. As a result of our rebuild efforts, we experienced increased capacity due to expanded channel line-ups. In addition, the level of advertising purchased by programmers to promote their channels, added as part of our expansion of channel line-ups, increased during 2001 compared to the corresponding period in 2000.

    Operating, General and Administrative Costs. Operating, general and administrative costs increased by $180.3 million, from $778.3 million for the six months ended June 30, 2000 to $958.6 million for the six months ended June 30, 2001. Key components of expense as a percentage of revenues are as follows (dollars in millions):

                                                    SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------------
                                                     2001                 2000              2001 OVER 2000
                                             -------------------  --------------------    ------------------
                                                          % OF                  % OF                   %
                                             AMOUNT     REVENUES     AMOUNT    REVENUES    CHANGE    CHANGE
                                           ---------    --------   ---------   --------   -------   --------
             General, administrative
               and service                  $ 389.4       21.6%     $ 344.0      22.7%    $  45.4     13.2%
             Analog video programming         422.2       23.4%       346.4      22.8%       75.8     21.9%
             Digital video                     44.7        2.5%        10.0       0.6%       34.7    347.0%
             Cable modem                       38.1        2.1%        22.0       1.5%       16.1     73.2%
             Advertising sales                 28.9        1.6%        27.1       1.8%        1.8      6.6%
             Marketing                         35.3        2.0%        28.8       1.9%        6.5     22.6%
                                           --------     -------    --------    -------   --------
                                            $ 958.6       53.2%     $ 778.3      51.3%    $ 180.3
                                           ========     =======    ========    =======   ========

    The increase in general, administrative and service costs of $45.4 million was due to increased spending on customer care coupled with overall continued growth. The increase in analog video programming of $75.8 million was due to continued inflationary or negotiated increases, primarily in sports programming, coupled with increased channel capacity. The increase of $34.7 million in direct operating costs to provide digital video services was due to internal growth of these advanced services. The increase of $16.1 million in direct operating costs to provide cable modem services was primarily due to internal growth. Advertising sales costs increased $1.8 million due to internal growth and increased channel capacity. Marketing expenses increased $6.5 million related to an increased level of promotions of our service offerings, including bundled packages.

    Gross Margin. Gross margin decreased by 1.9%, from 48.7% for the six months ended June 30, 2000 to 46.8% for the six months ended June 30, 2001. Gross margin on analog video decreased by 5.5% from 41.2% for the six months ended June 30, 2000 to 35.7% in 2001 primarily due to continued inflation and negotiated increases in programming costs. Digital video gross margin increased 4.9% from 58.8% for the six months ended June 30, 2000 to 63.7% in 2001 primarily due to an increased customer base. Cable modem gross margin increased 23.1% from 11.3% for the six months ended June 30, 2000 to 34.4% in 2001 due to an increased customer base. Advertising sales gross margin increased 12.0%, due to expanded channel capacity as a result of our significant system upgrades, coupled with increased advertising purchases by programmers.

    Depreciation and Amortization. Depreciation and amortization expense increased by $267.0 million, from $1.1 billion for the six months ended June 30, 2000 to $1.4 billion for the six months ended June 30, 2001. This increase was due to expenditures under our rebuild and upgrade program in 2000 and 2001 and an acquisition completed in September 2000.

    Option Compensation Expense. Option compensation expense decreased by $15.2 million, from $26.1 million for the six months ended June 30, 2000 to $10.9 million for the six months ended June 30, 2001. Such expense is recorded because exercise prices on certain options were less than the estimated fair values of our stock at the time of grant. Compensation expense is being accrued over the vesting period of the options. Expense will continue to be recorded at a decreasing rate until the last vesting period lapses in April 2004.

    Corporate Expenses. Corporate expenses increased by $0.2 million, from $27.5 million for the six months ended June 30, 2000 to $27.7 million for the six months ended June 30, 2001. The increase was the result of growth from acquisitions and internal growth, offset partially by operating efficiencies.

    Interest Expense. Interest expense increased by $153.8 million, from $482.0 million for the six months ended June 30, 2000 to $635.8 million for the six months ended June 30, 2001. The increase in interest expense was a result of an increase in average debt outstanding of $3.3 million to $14.1 billion for the six months ended June 30, 2001 compared to $10.8 billion for the first half of 2000, partially offset by a decline in our average borrowing rate of 0.22% to 8.56% in the first half of 2001 from 8.78% in the first half of 2000. Our average borrowing rate decreased primarily as a result of our issuance of 4.75% convertible senior notes in May 2001, coupled with a general decline in variable borrowing rates. The increased debt primarily relates to the issuance of the January 2001 and the May 2001 Charter Holdings notes and the issuance of the May 2001 4.75% convertible senior notes.

    Interest Income. Interest income increased by $4.0 million, from $6.1 million for the six months ended June 30, 2000 to $10.1 million for the six months ended June 30, 2001. The increase in interest income was due to higher average cash on hand during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 as a result of the issuance of the May 2001 Charter Holdings notes, the May 2001 4.75% convertible senior notes and 60,247,350 shares of Charter common stock.

    Other Expense. Other expense increased by $81.4 million, from $2.5 million of income for the six months ended June 30, 2000 to $83.9 million of expense for the six months ended June 30, 2001. This increase was primarily due to a cumulative effect of a change in accounting principle of $23.9 million related to our adoption of SFAS No.133 on January 1, 2001, a loss of $14.6 million on interest rate agreements as a result of SFAS No. 133 and losses of $36.1 million on investments.

    Minority Interest. Minority interest increased by $200.5 million, from $566.2 million for the six months ended June 30, 2000 to $766.7 million for the six months ended June 30, 2001. The minority interest represents the ownership in Charter Holdco by entities other than Charter.

    Net Loss. Net loss increased by $177.1 million, from $377.5 million for the six months ended June 30, 2000 to $554.6 million for the six months ended June 30, 2001 as a result of the factors described above.

    Loss per Common Share. The loss per common share increased by $0.57, from $1.70 per common share for the six months ended June 30, 2000 to $2.27 per common share for the six months ended June 30, 2001 as a result of the factors described above, partially offset by an increase in weighted average shares outstanding due to the issuance of 60,247,350 shares of Charter common stock in May 2001.

    LIQUIDITY AND CAPITAL RESOURCES

    Our business requires significant cash to fund acquisitions, capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, borrowings under our credit facilities and debt and equity transactions. Our cash flows from operating activities were $18.1 million and $606.8 million for the six months ended June 30, 2001 and 2000, respectively. The decline in cash flows from operating activities was due primarily to timing of payments. As of June 30, 2001 we had $572.7 million in cash. In addition to the cash on hand as of June 30, 2001, we have availability of $2.8 billion under our bank credit facilities. In recent years, we have incurred significant additional debt to fund our capital expenditures and growth through acquisition. Our significant amount of debt may adversely affect our ability to obtain financing in the future and react to changes in our business. Our credit facilities and other debt instruments contain various financial and operating covenants that could adversely impact our ability to operate our business, including restrictions on the ability of our operating subsidiaries to distribute cash to their parents. See "--Certain Trends and Uncertainties-- Restrictive Covenants" for further information.

    INVESTING ACTIVITIES

    Capital Expenditures. We have substantial ongoing capital expenditure requirements. We make capital expenditures primarily to upgrade, rebuild and expand our cable systems, as well as for system improvements, for the development of new products and services and digital converters.

    Upgrading our cable systems will enable us to offer advanced products and services, including digital television, additional channels and tiers, expanded pay-per-view options, cable modem high-speed Internet access, video-on-demand and interactive services to a larger customer base.

    We made capital expenditures, excluding acquisitions of cable systems, of $837.7 million and $790.0 million for the three months ended June 30, 2001 and 2000, respectively, and $1.4 billion and $1.0 billion for the six months ended June 30, 2001 and 2000, respectively. The majority of the capital expenditures in 2001 relates to our accelerated rebuild and upgrade program and converters, and was funded from cash flows from operations, the issuance of common stock and debt, and borrowings under credit facilities.

    Excluding the AT&T transactions, for 2001, 2002 and 2003, we expect to spend a total of approximately $2.9 billion, $1.8 billion and $1.1 billion, respectively, to upgrade and rebuild our systems in order to offer advanced services to our customers. In addition, we anticipate rebuild costs associated with the systems acquired in the AT&T transactions to total approximately $350.0 million. We expect to spend approximately $150.0 million on the acquired AT&T properties during 2001. In 2001, our capital expenditures will include extensions of systems, development of new products and services, purchases of converters, system improvements and the build-out of six new advanced customer call centers. The amount that we spend on these types of capital expenditures will depend on the level of our growth in digital cable customer base and in the delivery of other advanced services. We currently anticipate that we will have sufficient capital to fund our capital expenditures through 2003, after which time we expect that cash flows from operations will fund our capital expenditures and interest expense. If there is accelerated growth in digital cable customers or in the delivery of other advanced services however, we may need additional capital. If we are not able to obtain such capital it could adversely affect our ability to offer new products and services and compete effectively, and could adversely affect our growth, financial condition and results of operations. See "-- Certain Trends and Uncertainties" for further information.

    FINANCING ACTIVITIES

    As of June 30, 2001 and December 31, 2000, long-term debt totaled approximately $15.6 billion and $13.1 billion, respectively. This debt was comprised of approximately $6.3 billion and $7.3 billion of bank debt, $7.9 billion and $5.0 billion of high-yield and $1.4 billion and $750.0 million of convertible debt at June 30, 2001 and December 31, 2000, respectively. As of June 30, 2001 and December 31, 2000, the weighted average rate on the bank debt was approximately 6.9% and 8.3%, respectively, while the average rate on the high-yield and convertible debt was approximately 9.2% and 9.5%, respectively, resulting in a blended average rate of 8.3% and 8.9%, respectively. Approximately 78% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of June 30, 2001 as compared to approximately 60% as of June 30, 2000.

    JANUARY 2001 CHARTER HOLDINGS NOTES. On January 5, 2001, Charter Holdings and Charter Capital issued $900.0 million 10.75% senior notes due 2009, $500.0 million 11.125% senior notes due 2011 and $350.6 million 13.5% senior discount notes due 2011 with a principal amount at maturity of $675.0 million. The net proceeds were approximately $1.7 billion, after giving effect to discounts, commissions and expenses. The net proceeds from the January 2001 Charter Holdings notes were used to repay all remaining amounts outstanding under the Charter Holdings 2000 senior bridge loan facility and the CC VI (Fanch) revolving credit facility and a portion of the amounts outstanding under the Charter Operating and the CC VII (Falcon) revolving credit facilities, and for general corporate purposes.

    The 10.75% senior notes are not redeemable prior to maturity. Interest is payable semi-annually on April 1 and October 1, beginning October 1, 2001 until maturity.

    The 11.125% senior notes are redeemable at our option at amounts decreasing from 105.563% to 100% of par value beginning on January 15, 2006, plus accrued and unpaid interest, to the date of redemption. At any time prior to January 15, 2004, the issuers may redeem up to 35% of the aggregate principal amount of the 11.125% senior notes at a redemption price of 111.125% of the principal amount under certain conditions. Interest is payable semi-annually in arrears on January 15 and July 15, beginning on July 15, 2001, until maturity.

    The 13.5% senior discount notes are redeemable at the option of the issuers at amounts decreasing from 106.750% to 100% of the accreted value beginning January 15, 2006. At any time prior to January 15, 2004, the issuers may redeem up to 35% of the aggregate principal amount of the 13.5% senior discount notes at a redemption price of 113.5% of the accreted value under certain conditions. Interest is payable in arrears on January 15 and July 15, beginning on July 15, 2006, until maturity. The discount on the 13.5% senior discount notes is being accreted using the effective interest method.

    MAY 2001 CHARTER HOLDINGS NOTES. The May 2001 Charter Holdings notes were issued under six separate indentures, each dated as of May 15, 2001, each among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee.

    The May 2001 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. The May 2001 9.625% Charter Holdings notes issued in the aggregate principal amount of $350.0 million mature on November 15, 2009. The May 2001 10.000% Charter Holdings notes issued in the aggregate principal amount of $575.0 million mature on May 15, 2011. The May 2011 11.750% Charter Holdings notes issued in the aggregate principal amount at maturity of $1.018 billion mature on May 15, 2011. Cash interest on the May 2001 11.750% Charter Holdings notes will not accrue prior to May 15, 2006.

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

    MAY 2001 CONVERTIBLE NOTES. In May 2001, Charter sold 4.75% convertible senior notes due 2006 with an aggregate principal amount of $632.5 million. The net proceeds were used to repay certain amounts outstanding under the revolving portions of the credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures.

    COMMON STOCK ISSUANCE. In May 2001, Charter sold 60,247,350 shares of common stock for net cash proceeds totaling $1.2 billion. The proceeds were used to repay certain amounts outstanding under the revolving portions of the credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures.

    RECENT DEVELOPMENTS

High Speed Access Corp.

    On July 31, 2001, Charter Communications, Inc. extended an offer to High Speed Access Corp. (HSA), to purchase the contracts and associated assets of HSA that serve Charter's customers. The proposed purchase price for those contracts and assets is approximately $73.0 million consisting of cash and the assumption of certain liabilities, subject to certain adjustments. In addition, as part of the proposed transaction consideration, all of the shares of Series D preferred stock of HSA held by Charter Ventures (our subsidiary) and its affiliate, Vulcan Ventures Incorporated, would be cancelled.

    Charter's offer has not been accepted by HSA and is subject to a number of conditions, including approval by the boards of directors of Charter Communications, Inc. and HSA, approval by the stockholders of HSA, third party consents, satisfactory completion of due diligence and negotiation of definitive agreements.

    Two class action law suits were recently filed against the Company. HSA and the members of HSA's Board of Directors (including certain members of Charter's Board of Directors and/or management who previously served on HSA's Board of Directors) on behalf of HSA stockholders. The actions allege breach of fiduciary duty to HSA's stockholders and seek to enjoin the proposed tranactions.

    OUTLOOK

    During the second quarter of 2001, we have continued to aggressively roll out our advanced services, focusing on our digital cable and cable modem businesses.

    With systems acquired prior to 1999 running smoothly and major 1999 and 2000 acquisitions successfully integrated, we expect 2001 revenue growth of 14% to 16% and operating cash flow growth after corporate overhead expense of 12% to 14%, both including and excluding the effect of the AT&T transactions. Basic customer growth is expected to equal or exceed 2% in 2001, consistent with 2000 growth. Digital customer growth is expected to increase dramatically from 1.07 million customers at December 31, 2000 to 2.0 million customers by the end of 2001. In addition, we expect video-on-demand to be available to approximately
2.2 million homes passed by the end of the year. Telephony initiatives will continue to be tested and developed during 2001 with market entry targeted for 2002 or 2003. Furthermore, we will continue our focus on interactive TV, with trials currently in process and expected launches in several markets beginning in 2001. Our advanced technology team is working on digital video recorder (DVR) capability in advanced digital set-top terminals and wireless home networking. Set-top terminals with built-in DVR functionality should be available to our digital customers in 2002. Cable modem growth in the second quarter was within our targeted range and we believe we will end 2001 at the high end of the range between 550,000 and 600,000 customers. In addition, we expect the acquired AT&T systems to have approximately 30,000 data customers at December 31, 2001.

    NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board adopted SFAS No. 141 "Business Combinations" and No.142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

    Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Company on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No. 142. The Company is currently in process of assessing the future impact of adoption of SFAS No. 142.

    CERTAIN TRENDS AND UNCERTAINTIES

    The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report, that could materially impact our business, results of operations and financial condition.

    Substantial Leverage. As of June 30, 2001, our total debt was approximately $15.6 billion. Although we anticipate we will have sufficient capital to fund our capital expenditures through 2003, we may incur significant additional debt in the future to fund the expansion, maintenance and upgrade of our cable systems. Our ability to make payments on our debt and fund our ongoing operations will depend on our ability to generate cash flow from operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our existing credit facilities, new facilities or from other sources of financing at acceptable rates or in an amount sufficient to enable us to repay our debt, to grow our business or to fund our other liquidity and capital needs.

    Variable Interest Rates. At June 30, 2001, approximately 39.1% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. At June 30, 2001, our weighted average rate on outstanding bank commitments, including the impact of interest rate hedge agreements is approximately 6.9% and approximately 9.2% on high-yield and convertible debt resulting in a blended weighted average rate of 8.3%. See discussion in Item 3 relative to our interest rate risk.

    Restrictive Covenants. Our credit facilities and the indentures governing our outstanding debt contain a number of significant covenants that, among other things, restrict our ability and the ability of our subsidiaries to:

             --   pay dividends or make other distributions;
             --   make certain investments or acquisitions;
             --   dispose of assets or merge;
             --   incur additional debt;
             --   issue equity;
             --   repurchase or redeem equity interests and debt;
             --   create liens; and
             --   pledge assets.

    Furthermore, in accordance with our credit facilities we are required to maintain specified financial ratios and meet financial tests. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in default under the applicable debt agreement or instrument, which could trigger acceleration of the debt. Any default under our credit facilities or the indentures governing our outstanding debt may adversely affect our growth, our financial condition and our results of operations and the ability to repay amounts due under our publicly held debt.

    New Services and Products Growth Strategy. We expect that a substantial portion of any of our future growth will be achieved through revenues from additional services. We cannot assure you that we will be able to offer new advanced services successfully to our customers or that those new advanced services will generate revenues. The amount of our capital expenditures and related rollout of advanced services may be limited by the availability of certain equipment (in particular, digital set-top terminal and cable modems) due to production capacity constraints of certain vendors and materials shortages. We continue to work with our primary vendors to address such problems and have been assured that we will have an adequate supply to meet our demand. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing.

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

    Cable operators also face significant regulation of their channel capacity. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the Federal Communications Commission (FCC) were to require cable systems to carry both the analog and digital versions of local broadcast signals. The FCC is currently conducting a proceeding in which it is considering this channel usage possibility, although it recently issued a tentative decision against such dual carriage.

    There is also uncertainty whether local franchising authorities, state regulators, the FCC or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with access to cable plant on non-discriminatory terms. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Recently, two federal circuit courts struck down as unlawful open-access requirements imposed by different franchising authorities. In response to the first such ruling, the FCC initiated a proceeding to categorize cable-delivered Internet service and perhaps establish an appropriate regulatory scheme. Company-specific open-access requirements were imposed on Time Warner cable systems in connection with the AOL merger.

    Although cable system attachments to public utility poles historically have been regulated at the federal or state level, utility pole owners in many areas are attempting to circumvent or eliminate pole regulation by raising fees and imposing other costs on cable operators and others. In addition, the provision of non-traditional cable services, like the provision of Internet access, may endanger that regulatory protection. The Eleventh Circuit Court of Appeals recently ruled such services left cable attachments ineligible for regulatory protection, and certain utilities already have proposed vastly higher pole attachment rates. The Eleventh Circuit decision is now scheduled to be reviewed by the United States Supreme Court.

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    INTEREST RATE RISK

    We use interest rate risk management derivative instruments, such as interest rate swap agreements, interest rate cap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of our credit facilities. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. Interest rate collar agreements are used to limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). Our interest rate agreements are recorded in the consolidated balance sheet at June 30, 2001 as either an asset or liability measured at fair value. In connection with the adoption of SFAS No. 133, we recorded a loss of $23.9 million for the cumulative effect of change in accounting principle as other expense. The effect of adoption was to increase other expense and loss before minority interest, net loss and loss per share by $23.9 million, $9.8 million and $0.04, respectively, for the six months ended June 30, 2001.

    We have certain interest rate derivative instruments which have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three and six month periods ended June 30, 2001, other expense includes $2.0 million and $4.3 million of losses, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. During the three and six month periods ended June 30, 2001, we recorded a gain of $2.1 million and a loss of $6.1 million, respectively, to other comprehensive loss on derivative instruments designated as cash flow hedges. At June 30, 2001, included in accumulated other comprehensive loss was a loss of $4.2 million related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

    Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, we believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense.

    At June 30, 2001 and December 31, 2000, we had outstanding $2.3 billion and $1.9 billion, $15.0 million and $15.0 million, and $520.0 million and $520.0 million, respectively, in notional amounts of interest rate swaps, caps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.

    As indicated under "--Financing Activities" in "Management's Discussion and Analysis", in January 2001, Charter Holdings and Charter Capital issued $900.0 million 10.75% senior notes due 2009, $500.0 million 11.125% senior notes due 2011 and $350.6 million 13.5% senior discount notes due 2011 with a principal amount at maturity of $675.0 million for net proceeds totaling $1.7 billion. These proceeds were used for repay all remaining amounts outstanding under the Charter Holdings 2000 senior bridge loan facility and the CC VI (Fanch) revolving credit facility and a portion of the amounts outstanding under the Charter Operating and the CC VII (Falcon) revolving credit facilities, and for general corporate purposes. In addition, in May 2001, Charter issued 4.75% convertible senior notes due 2006 for cash proceeds totaling $632.5 million. These proceeds were used for general corporate purposes, including capital expenditures. The fair value of our total fixed-rate debt was $8.2 billion and $5.5 billion at June 30, 2001 and December 31, 2000, respectively. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt approximated the carrying value of $6.1 billion and $7.3 billion at June 30, 2001 and December 31, 2000, respectively, since this debt bears interest at current market rates.

    As of June 30, 2001 and December 31, 2000, long-term debt totaled approximately $15.6 billion and $13.1 billion, respectively. This debt was comprised of approximately $6.3 billion and $7.3 billion of bank debt, $7.9 billion and $5.0 billion of high-yield and $1.4 billion and $750.0 million of convertible debt at June 30, 2001 and December 31, 2000, respectively. As of June 30, 2001 and December 31, 2000, the weighted average rate on the bank debt was approximately 6.9% and 8.3%, respectively, while the average rate on the high-yield and convertible debt was approximately 9.2% and 9.5%, respectively, resulting in a blended average rate of 8.3% and 8.9%, respectively. Approximately 78% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of June 30, 2001 as compared to approximately 60% at December 31, 2000.

                           PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS

4.1(a) Underwriting Agreement, relating to 4.75% Convertible Senior Notes due 2006 dated May 23, 2001. (Incorporated by reference to Exhibit 4.1(a) in the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927))

4.1(b) Indenture dated May 30, 2001 between Charter Communications, Inc. and BNY Midwest Trust Company as Trustee governing 4.75% Convertible Senior Notes due 2006. (Incorporated by reference to Exhibit 4.1(b) in the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927))

4.2 Underwriting Agreement relating to Class A common stock dated May 23, 2001. (Incorporated by reference to Exhibit 4.2 in the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927))

10.1 Purchase Agreement relating to 9.625% Senior Notes due 2009, 10.000% Senior Notes due 2011, 11.750% Senior Discount Notes due 2011 dated May 10, 2001. (Incorporated by reference to Exhibit 10.1 in the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927))

10.2(a) Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009. (Incorporated by reference to Exhibit 10.2(a) in the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927))

10.2(b) Exchange and Registration Rights Agreement relating to 9.625% Senior Notes due 2009, dated as of May 15, 2001, among Charter Communications Holding Company, LLC, Charter Communications Capital Corporation, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., JP Morgan, a Division of Chase Securities Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc., BMO Nesbitt Burns Corp. and Dresdner Kleinwort Wasserstein Securities LLC. (Incorporated by reference to
Exhibit 10.2(b) in the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927))

10.3(a) Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011. (Incorporated by reference to Exhibit 10.3(a) in the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927))

10.3(b) Exchange and Registration Rights Agreement relating to 10.000% Senior Notes due 2011, dated as of May 15, 2001, among Charter Communications Holding Company, LLC, Charter Communications Capital Corporation, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., JP Morgan, a Division of Chase Securities Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc., BMO Nesbitt Burns Corp. and Dresdner Kleinwort Wasserstein Securities LLC. (Incorporated by reference to
Exhibit 10.3(b) in the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927))

10.4(a) Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.750% Senior Discount Notes due 2011. (Incorporated by reference to Exhibit 10.4(a) in the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927))

10.4(b) Exchange and Registration Rights Agreement relating to 11.750% Senior Discount Notes due 2011, dated as of May 15, 2001, among Charter Communications Holding Company, LLC, Charter Communications Capital Corporation, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., JP Morgan, a Division of Chase Securities Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc., BMO Nesbitt Burns Corp. and Dresdner Kleinwort Wasserstein Securities LLC. (Incorporated by reference to
Exhibit 10.4(b) in the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927))

99.1 Amended and Restated Limited Liability Company Agreement for Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 99.1 in the current report on Form 8-K filed by Charter Communications, Inc. on May 23, 2001 (File No. 000-27927))

    (b)  REPORTS ON FORM 8-K

    On May 23, 2001, the Registrant filed a current report on Form 8-K to announce that Charter Communications Holding Company, LLC amended and restated its limited liability company agreement in order to incorporate previous amendments into a single agreement, to revise certain tax allocation provisions, and to include specific information regarding past equity issuances.

    On May 24, 2001, the Registrant filed a current report on Form 8-K to announce the pricing of its issuance of approximately 52.4 million shares of Class A common stock, and $550 million of Convertible Senior Notes due 2006.

    On June 1, 2001, the Registrant filed a current report on Form 8-K to announce the closing of the sale of 60,247,350 shares of its Class A common stock, and the closing of the sale of $632.5 million of Convertible Senior Notes due 2006.

    On July 6, 2001, the Registrant filed a current report on Form 8-K to announce the closing of its previously announced cable-system transactions with AT&T Broadband, resulting in a net addition of approximately 554,000 customers for a purchase price consisting of $1.75 billion in cash and cable systems valued at $24 million.

    On August 1, 2001, the Registrant filed a current report on Form 8-K to announce 2001 second quarter financial results and to announce updated financial guidance presented on its corporate website at www.charter.com.

    On August 2, 2001, the Registrant filed a current report on Form 8-K to announce its offer to purchase the contracts and associated assets of High Speed Access Corp. (Nasdaq:HSAC) that serve Charter's customers.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHARTER COMMUNICATIONS, INC.,
                                  Registrant

Dated: August 13, 2001            By: /s/    Kent D. Kalkwarf
                                      -----------------------------------------
                                      Name:  Kent D. Kalkwarf
                                      Title: Executive Vice President and Chief
                                             Financial Officer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)