Form 10-Q
period 2001-09-30
CHARTER COMMUNICATIONS INC /MO/
filed 2001-11-14
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______ to ______.

Commission File Number: 000-27927

CHARTER COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1857213

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12405 Powerscourt Drive	63131

St. Louis, Missouri (Address of principal executive offices)	(Zip Code)

(314) 965-0555
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No

Number of shares of Class A common stock outstanding as of November 14, 2001: 294,583,431

Number of shares of Class B common stock outstanding as of November 14, 2001: 50,000

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS — CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
EX-2.1(a): 1ST AMEND. TO ASSET PURCHASE AGR.
EX-2.1(b): 1ST AMEND. REORGANIZATION AGREEMENT
EX-2.1(c): 1ST AMEND. TO ASSET PURCHASE AGR.
EX-2.1(d): 1ST AMEND. REORGANIZATION AGREEMENT
EX-2.1(e): 1ST AMEND. TO ASSET PURCHASE AGR.
EX-2.1(f): 1ST AMEND. TO ASSET PURCHASE AGR.
EX-2.1(g): 1ST AMEND. AGR. RE. CLOSING MATTERS
EX-3.1: CERTIFICATE OF DESIGNATION
EX-3.2: AMENDED AND RESTATED BY-LAWS
EX-10.1: AGREEMENT
EX-10.2: EMPLOYMENT AGREEMENT
EX-10.3: EMPLOYMENT AGREEMENT
EX-10.4: EMPLOYMENT AGREEMENT
EX-10.5: EMPLOYMENT AGREEMENT
EX-10.6: EMPLOYMENT AGREEMENT
EX-10.7: EMPLOYMENT AGREEMENT
EX-10.8: CREDIT AGREEMENT
EX-10.9: AMENDED AND RESTATED L.L.C. AGREEMENT
EX-10.10: AMENDMENT TO 2001 STOCK INCENTIVE PLAN

CHARTER COMMUNICATIONS, INC.

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2001

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

         This Quarterly Report includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission and include, but are not limited to:

•	our plans to achieve growth by offering new products and services;

•	our anticipated capital expenditures for our planned upgrades and new equipment and facilities;

•	our ability to fund capital expenditures and any future acquisitions;

•	our beliefs regarding the effects of governmental regulation on our business;

•	our ability to effectively compete in a highly competitive environment;

•	our ability to obtain programming at reasonable prices; and

•	general business and economic conditions, particularly in light of the uncertainty stemming from the recent terrorist activity in the United States and the armed conflict abroad.

         All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by these cautionary statements.

PART  I.   FINANCIAL INFORMATION.

ITEM  1.   FINANCIAL STATEMENTS.
CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000 *

	(UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$15,205	$130,702

Accounts receivable, less allowance for doubtful accounts of $24,273 and $12,421, respectively	257,380	217,667

Receivables from related party	4,181	6,480

Prepaid expenses and other current assets	77,076	77,719

Total current assets	353,842	432,568

INVESTMENT IN CABLE PROPERTIES:

Property, plant and equipment, net of accumulated depreciation of $1,757,747 and $1,061,216, respectively	6,727,029	5,267,519

Franchises, net of accumulated amortization of $2,849,974 and $1,878,929, respectively	17,503,324	17,068,702

Total investment in cable properties, net	24,230,353	22,336,221

OTHER ASSETS	310,093	274,777

	$24,894,288	$23,043,566

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$1,295,821	$1,367,234

Total current liabilities	1,295,821	1,367,234

LONG-TERM DEBT	15,654,739	13,060,455

DEFERRED MANAGEMENT FEES – RELATED PARTY	13,751	13,751

OTHER LONG-TERM LIABILITIES	410,117	285,266

MINORITY INTEREST	4,303,363	4,089,329

REDEEMABLE SECURITIES	—	1,104,327

PREFERRED STOCK – REDEEMABLE; $.001 par value; 1 million shares authorized; 505,664 shares issued and outstanding	50,566	—

SHAREHOLDERS’ EQUITY:

Class A common stock; $.001 par value; 1.75 billion and 1.75 billion shares authorized, respectively; 294,427,431 and 233,752,282 shares issued and outstanding, respectively	294	234

Class B common stock; $.001 par value; 750 million shares authorized; 50,000 shares issued and outstanding	—	—

Preferred stock; $.001 par value; 249 million shares authorized; no non-redeemable shares issued and outstanding	—	—

Additional paid-in capital	4,951,685	4,018,444

Accumulated deficit	(1,767,115)	(894,881)

Accumulated other comprehensive loss	(18,933)	(593)

Total shareholders’ equity	3,165,931	3,123,204

	$24,894,288	$23,043,566

The accompanying notes are an integral part of these consolidated financial statements.

*	Agrees with the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2001	2000	2001	2000

	(UNAUDITED)		(UNAUDITED)
REVENUES	$1,043,844	$838,961	$2,846,116	$2,355,345

OPERATING EXPENSES:

Operating, general and administrative	561,288	426,021	1,519,863	1,204,334

Depreciation and amortization	775,438	628,106	2,192,285	1,777,893

Option compensation expense	(57,083)	8,116	(46,195)	34,205

Corporate expenses	15,014	14,055	42,728	41,570

	1,294,657	1,076,298	3,708,681	3,058,002

Loss from operations	(250,813)	(237,337)	(862,565)	(702,657)

OTHER INCOME (EXPENSE):

Interest expense	(342,255)	(283,300)	(978,022)	(765,342)

Interest income	1,947	624	12,064	6,734

Other, net	(88,917)	(3,451)	(172,825)	(5,955)

	(429,225)	(286,127)	(1,138,783)	(764,563)

Loss before minority interest	(680,038)	(523,464)	(2,001,348)	(1,467,220)

MINORITY INTEREST IN LOSS OF SUBSIDIARY	362,611	313,447	1,129,357	879,667

Net loss	(317,427)	(210,017)	(871,991)	(587,553)

Dividends on preferred stock – redeemable	(243)	—	(243)	—

Net loss applicable to common stock	$(317,670)	$(210,017)	$(872,234)	$(587,553)

LOSS PER COMMON SHARE, basic and diluted	$(1.08)	$(0.93)	$(3.34)	$(2.63)

Weighted average common shares outstanding, basic and diluted	294,250,549	224,965,289	261,240,101	222,997,913

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED SEPTEMBER 30,

	2001	2000

	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(871,991)	$(587,553)

Adjustments to reconcile net loss to net cash from operating activities:

Minority interest in loss of subsidiary	(1,129,357)	(879,667)

Depreciation and amortization	2,192,285	1,777,893

Option compensation expense	(46,195)	34,205

Non-cash interest expense	208,880	126,478

Loss on equity investments	46,846	—

Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:

Accounts receivable	(31,522)	(85,249)

Prepaid expenses and other current assets	(10,778)	14,159

Accounts payable and accrued expenses	(80,535)	495,810

Receivables from/payables to related party, including deferred management fees	15,416	(42,003)

Other operating activities	9,491	2,324

Net cash flows from operating activities	302,540	856,397

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(2,156,613)	(1,854,105)

Payments for acquisitions, net of cash acquired	(1,792,195)	(1,132,509)

Purchase of investments	(10,113)	(14,888)

Other investing activities	(9,579)	(7,176)

Net cash flows from investing activities	(3,968,500)	(3,008,678)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock, net of issuance costs	1,230,367	—

Borrowings of long-term debt	6,557,199	5,551,303

Repayments of long-term debt	(4,148,873)	(3,437,008)

Payments for debt issuance costs	(88,230)	(62,848)

Other financing activities	—	11,595

Net cash flows from financing activities	3,550,463	2,063,042

NET DECREASE IN CASH AND CASH EQUIVALENTS	(115,497)	(89,239)

CASH AND CASH EQUIVALENTS, beginning of period	130,702	133,706

CASH AND CASH EQUIVALENTS, end of period	$15,205	$44,467

CASH PAID FOR INTEREST	$608,893	$453,742

NON-CASH TRANSACTIONS:

Exchange of assets for acquisition	$24,440	$—

Issuances of common stock as payment for acquisitions	$—	$1,184,698

Reclassification of redeemable securities to equity and minority interest	$1,104,327	$—

Issuances of preferred stock – redeemable, as payment for acquisitions	$50,566	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

         Charter Communications, Inc. (Charter) is a holding company whose primary asset at September 30, 2001 is a 46.5% controlling equity interest in Charter Communications Holding Company, LLC (Charter Holdco), which in turn is the sole owner of Charter Communications, Holdings, LLC (Charter Holdings). Charter, Charter Holdco and its subsidiaries are collectively referred to herein as the “Company”. All material intercompany transactions and balances have been eliminated in consolidation. The Company owns and operates cable systems serving approximately 7 million customers at September 30, 2001. The Company currently offers a full range of traditional analog cable television services, along with an array of advanced products and services such as digital cable television, interactive video programming, cable modem high-speed Internet access and video-on-demand.

2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company’s Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report.

         The accompanying consolidated financial statements are unaudited. However, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

3.   ACQUISITIONS

         During 2000, the Company acquired cable systems in five separate transactions for an aggregate purchase price of $1.1 billion, net of cash acquired, excluding debt assumed of $963.3 million. In connection with the acquisitions, Charter issued shares of Class A common stock valued at approximately $178.0 million, and Charter Holdco and an indirect subsidiary of Charter Holdco issued equity interests totaling $384.6 million and $629.5 million, respectively.

         On June 30, 2001, the Company completed several transactions with AT&T Broadband, LLC (AT&T) resulting in a net addition of approximately 554,000 customers in Missouri, Alabama, Nevada and California for a total purchase price of $1.77 billion, consisting of $1.75 billion in cash and a cable system in Florida valued at $24.4 million.

         On August 31, 2001, the Company completed the acquisition of several cable systems from Cable USA, Inc. and its affiliates, resulting in a net addition of approximately 30,600 customers in Nebraska, Minnesota and Colorado for a total purchase price of $100.3 million (including certain assumed liabilities), consisting of $44.6 million in cash, 505,664 shares of Series A Convertible Redeemable Preferred Stock (the Preferred Stock) valued at $50.6 million and additional shares of Preferred Stock valued at $5.1 million to be issued to certain sellers subject to certain holdback provisions of the acquisition agreement.

         The above transactions were accounted for using the purchase method of accounting, and, accordingly, the results of operations of the acquired assets have been included in the consolidated financial statements from their respective dates of acquisition. The purchase prices were allocated to assets and liabilities assumed based on relative fair values. The allocation of the purchase prices for the 2001 acquisitions is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase prices and allocation thereof will not have material impact on the consolidated results of operations or financial position of the Company.

         The operating results of the Company summarized which follow are presented on a pro forma basis as if the following had occurred on January 1, 2000 (dollars in thousands, except per share data): the AT&T transactions completed on June 30, 2001, all acquisitions completed during 2000, the issuance of Charter Holdings senior and senior discount notes in January 2001, the issuance by Charter of convertible senior notes in October and November 2000, the drawdown of Charter Holdings’ 2000 senior bridge loan facility, the issuance of Charter Holdings senior and senior discount notes in May 2001, and the issuance of and sale by Charter of convertible senior notes and common stock in May 2001. In addition, adjustments have been made to give effect to amortization of franchises, interest expense, minority interest, and certain other adjustments.

	NINE MONTHS ENDED SEPTEMBER 30,

	2001	2000

Revenues	$3,007,751	$2,649,465

Loss from operations	(880,948)	(767,489)

Net loss	(969,320)	(795,563)

Loss per common share, basic and diluted	(3.30)	(2.71)

         The unaudited pro forma financial information does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future. Information regarding debt transactions which occurred during 2000 is included in the Company’s 2000 Annual Report on Form 10-K.

         On September 28, 2001, Charter Holdco and High Speed Access Corp. (HSA), signed a definitive asset purchase agreement for Charter Holdco to purchase the contracts and associated assets of HSA that serve the Company’s customers for a purchase price of approximately $81.1 million in cash and the assumption of certain liabilities, subject to certain closing adjustments and indemnity reserves. The agreement has been approved by the directors of Charter and HSA, and is expected to close later this year subject to certain closing conditions, including regulatory review and approval by HSA’s shareholders. Charter Holdco, Vulcan Ventures, and HSA directors, who collectively possess a majority of the voting power of HSA, have agreed to vote their shares in favor of the transaction. The transaction is also subject to approval by a majority of the votes cast by holders of HSA’s common stock, other than Charter Holdco, Vulcan Ventures and certain officers and directors of HSA. As of September 30, 2001, the carrying value of Charter’s investment in HSA is zero.

         In connection with the HSA transaction contemplated above, Charter Holdco and Vulcan Ventures, a related party, entered into a stock purchase agreement pursuant to which Charter Holdco will purchase from Vulcan Ventures 38,000 shares of HSA Series D preferred stock, which represents all of HSA’s Series D preferred stock owned by Vulcan Ventures. The purchase price will be $8.0 million in cash and closing of the sale will occur immediately prior to the closing of the asset purchase agreement. The stock purchase agreement will terminate if the asset purchase agreement is terminated. As part of the consideration for the asset purchase agreement, all of the Series D preferred stock of HSA held by our subsidiary, Charter Ventures, and purchased from Vulcan Ventures will be cancelled.

4.   LONG-TERM DEBT

         Long-term debt consists of the following (dollars in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

Charter Communications, Inc.:

5.75% convertible senior notes due 2005	$750,000	$750,000

4.75% convertible senior notes due 2006	632,500	—

Charter Communications Holdings, LLC:

March 1999 Charter Holdings notes:

8.250% senior notes due 2007	600,000	600,000

8.625% senior notes due 2009	1,500,000	1,500,000

9.920% senior discount notes due 2011	1,475,000	1,475,000

January 2000 Charter Holdings notes:

10.00% senior notes due 2009	675,000	675,000

10.25% senior notes due 2010	325,000	325,000

11.75% senior discount notes due 2010	532,000	532,000

January 2001 Charter Holdings notes:

10.75% senior notes due 2009	900,000	—

11.125% senior notes due 2011	500,000	—

13.50% senior discount notes due 2011	675,000	—

May 2001 Charter Holdings notes:

9.625% senior notes due 2009	350,000	—

10.00% senior notes due 2011	575,000	—

11.75% senior discount notes due 2011	1,018,000	—

Charter Holdings 2000 senior bridge loan facility	—	272,500

Renaissance Media Group LLC:

10.00% senior discount notes due 2011	114,413	114,413

CC V Holdings, LLC (Avalon):

11.875% senior discount notes due 2006	179,750	179,750

Credit Facilities:

Charter Operating	3,760,000	4,432,000

CC Michigan, LLC and CC New England, LLC (Avalon)	—	213,000

CC VI Operating Company, LLC (Fanch)	850,000	895,000

Falcon Cable Communications, LLC	486,250	1,050,000

CC VIII Operating, LLC (Bresnan)	1,002,000	712,000

Other debt	1,347	1,971

	16,901,260	13,727,634

Unamortized net discount	(1,246,521)	(667,179)

	$15,654,739	$13,060,455

         In December 2000, Charter Holdings contributed all of its equity interests in one of its subsidiaries, CC VIII, LLC (CC VIII), to another subsidiary, CCV Holdings, combining the cable systems acquired in the Bresnan and Avalon acquisitions. In connection with this combination, in January 2001, the CC VIII Operating (Bresnan) credit facilities were amended and restated to, among other things, increase borrowing availability by $550.0 million. In addition, all amounts due under the Avalon credit facilities were repaid and the credit facilities were terminated.

         In January 2001, Charter Holdings and its subsidiary, Charter Communications Holding Capital Corporation (Charter Capital), issued the January 2001 Charter Holdings notes with an aggregate principal amount at maturity of $2.1 billion (see preceding table). The net proceeds were approximately $1.7 billion, after giving effect to discounts, commissions and expenses. Charter Holdings used all the net proceeds to repay all remaining amounts outstanding under the Charter Holdings 2000 senior bridge loan facility and the revolving portion of the CC VI (Fanch) credit facility and a portion of amounts outstanding under the Charter Operating and the revolving portion of the CC VII (Falcon) credit facilities, and for general corporate purposes, including capital expenditures.

         In May 2001, Charter Holdings and Charter Capital issued notes with an aggregate principal amount at maturity of $1.9 billion (see preceding table). The net proceeds were used to pay the cash purchase price of the AT&T transactions, repay certain amounts outstanding under the revolving portions of the credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures.

         In May 2001, Charter issued convertible senior notes with an aggregate principal amount at maturity of $632.5 million. The net proceeds were used to repay certain amounts outstanding under the revolving portions of the credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures.

         In September 2001, the Company amended its CC VII (Falcon) credit facility to provide for additional borrowings of up to $103.6 million. Terms of the revolving portion of the facility were also amended to provide for maturity in June 2007. Any additional borrowings will be used for general corporate purposes, including capital expenditures.

5.   MINORITY INTEREST

         As of September 30, 2001, minority interest consists primarily of total members’ equity of Charter Holdco ($6.8 billion) multiplied by 53.5%, the ownership percentage of Charter Holdco not owned by Charter, and of preferred equity in CC VIII, LLC which is held by certain Bresnan sellers. Gains and losses arising from the issuance by Charter Holdco of its membership units are recorded as capital transactions, thereby increasing or decreasing shareholders’ equity and decreasing or increasing minority interest on the accompanying consolidated balance sheets.

         Changes to minority interest consist of the following (dollars in thousands):

Balance, December 31, 2000	$4,089,329

Minority interest in loss of subsidiary	(1,129,357)

Equity reclassified from redeemable securities (26,539,746 shares of Class A common stock)	1,096,075

Gain on issuance of equity by Charter Holdco	294,067

Other	(46,751)

Balance, September 30, 2001	$4,303,363

6.   REDEEMABLE SECURITIES

         In February 2001, all remaining rescission rights associated with the Company’s existing redeemable securities expired without the security holders requesting repurchase of their securities. Accordingly, the Company reclassified the respective amounts to minority interest and shareholders’ equity, as applicable.

7.  PREFERRED STOCK – REDEEMABLE

         On August 31, 2001, in connection with Charter’s acquisition of Cable USA, Inc. and certain cable system assets from affiliates of Cable USA, Inc., Charter issued 505,664 shares of Series A Convertible Redeemable Preferred Stock valued at and with a liquidation preference of $50.6 million.

          Holders of the Preferred Stock have no voting rights but are entitled to receive cumulative cash dividends at an annual rate of 5.75%, payable quarterly. If for any reason Charter fails to pay the dividends on the Preferred Stock on a timely basis, the dividend rate on each share increases to an annual rate of 7.75% until the payment is made. The Preferred Stock is redeemable by Charter at its option on or after August 31, 2004 and must be redeemed by Charter at any time upon a change of control, or if not previously redeemed or converted, on August 31, 2008. The Preferred Stock is convertible, in whole or in part, at the option of the holders from April 1, 2002 through August 31, 2008, into shares of common stock at an initial conversion rate equal to a conversion price of $24.71 per share of common stock, subject to certain customary adjustments. The redemption price per share of Preferred Stock is the Liquidation Preference of $100, subject to certain customary adjustments.

8.   COMMON STOCK

         In May 2001, Charter issued 60,247,350 shares of common stock for net cash proceeds totaling $1.2 billion. The net proceeds were used to repay certain amounts outstanding under the revolving credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures.

9.   STOCK BASED COMPENSATION

         In September 2001, when the Company’s former President and Chief Executive Officer terminated his employment, he forfeited an option to purchase 7.0 million Charter Holdco membership units, of which 4.8 million had vested. Accordingly, the Company recorded a reversal of previously recorded compensation expense of $66.6 million.

         During September and October 2001, in connection with new employment agreements and related option agreements entered into by the Company, certain executives of the Company were awarded an aggregate of 256,000 shares of restricted common stock that vested 25% upon grant, with the remaining shares vesting monthly over a three-year period beginning after the first anniversary of the date of grant.

10.   REVENUES

         Revenues consist of the following (dollars in millions):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2001	2000	2001	2000

Analog video	$730.3	$637.7	$2,045.9	$1,861.4

Digital video	86.3	25.1	210.0	48.4

Cable modem	43.9	13.2	101.9	36.3

Advertising sales	83.8	67.4	204.0	142.5

Other	99.5	95.6	284.3	266.7

	$1,043.8	$839.0	$2,846.1	$2,355.3

11.   OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

         Operating, general and administrative expenses consist of the following (dollars in millions):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2001	2000	2001	2000

General, administrative and service	$228.0	$191.8	$617.4	$541.8

Analog video programming	237.3	180.9	659.5	527.4

Digital video	31.1	10.0	75.9	23.4

Cable modem	28.9	11.7	67.0	25.4

Advertising sales	17.2	15.2	46.1	40.6

Marketing	18.8	16.4	54.0	45.7

	$561.3	$426.0	$1,519.9	$1,204.3

12.   COMPREHENSIVE LOSS

         The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded to accumulated other comprehensive loss and minority interest in the accompanying consolidated balance sheets. For derivative instruments the Company owns which are effective in hedging variable interest payments into fixed payments, the Company records the gains or losses on the effective portion of the hedge to accumulated other comprehensive loss and minority interest in the accompanying consolidated balance sheets. For the three months ended September 30, 2001 and 2000, comprehensive loss was $329.6 million and $210.0 million, respectively. For the nine months ended September 30, 2001 and 2000, comprehensive loss was $890.3 million and $588.0 million, respectively.

13.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements, interest rate cap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of its credit facilities. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable the Company to otherwise pay lower market rates. Interest rate collar agreements are used to limit the Company’s exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). The Company’s interest rate agreements are recorded in the consolidated balance sheet at September 30, 2001 as either an asset or liability measured at fair value. In connection with the adoption of SFAS No. 133, the Company recorded a loss of $23.9 million for the cumulative effect of change in accounting principle as other expense. The effect of adoption was to increase other expense and loss before minority interest, net loss and loss per share by $23.9 million, $9.8 million and $0.04, respectively, for the nine months ended September 30, 2001.

         The Company has certain interest rate derivative instruments which have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three and nine month periods ended September 30, 2001, other expense includes $1.5 million and $0.9 million of losses, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. At September 30, 2001, included in accumulated other comprehensive loss was a loss of $41.3 million related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings or losses.

         Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, the Company believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the three and nine months ended September 30, 2001, the Company recorded other expense of $70.9 million and $84.2 million for interest rate derivative instruments not designated as hedges.

14.   NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, No. 142, “Goodwill and Other Intangible Assets” and No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

         Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Company on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. Upon adoption, the Company will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Company will test these assets for impairment at least annually. Other than during any periods in which the Company may record a charge for impairment, the Company expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Company’s preliminary evaluation, the estimated costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $338.9 million and $973.1 million, respectively.

         Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

         Reference is made to the “Certain Trends and Uncertainties” section in this Management’s Discussion and Analysis for a discussion of important factors that could cause actual results to differ from expectations and non-historical information contained herein.

         GENERAL

         Charter Communications, Inc. is a holding company whose primary asset at September 30, 2001 is a 46.5% controlling equity interest in Charter Holdco. The Company owns and operates cable systems serving approximately 7 million customers at September 30, 2001. The Company currently offers a full range of traditional analog cable television services, along with an array of advanced services such as digital cable television, interactive video programming, cable modem high-speed Internet access and video-on-demand.

         The following table presents various operating statistics as of September 30, 2001 and 2000:

	September 30,

	2001	2000

ANALOG VIDEO

Homes Passed	11,485,900	10,160,200

Basic Customers	6,970,100	6,318,300

Basic Penetration	60.7%	62.2%

Premium Units	6,050,500	4,426,200

Premium Penetration	86.8%	70.1%

Average Monthly Revenue per Basic Customer (quarter)	$49.92	$44.26

DIGITAL VIDEO

Homes Passed	10,366,600	7,568,000

Digital Customers	1,951,200	653,800

Penetration of Digital Homes Passed	18.8%	8.6%

Penetration of Basic Customers	28.0%	10.3%

Digital Converters Deployed	2,611,000	807,900

DATA

Homes Passed	6,479,700	4,580,400

Data Customers	545,900	184,600

Penetration	8.4%	4.0%

         ACQUISITIONS

         The following table sets forth information on acquisitions since January 1, 2000:

		PURCHASE
		PRICE,
		INCLUDING DEBT	NET
	ACQUISITION	ASSUMED	ACQUIRED
	DATE	(IN MILLIONS)	CUSTOMERS

Interlake	1/00	$13	6,000

Bresnan	2/00	3,078	695,800

Capital Cable	4/00	60	23,200

Farmington Cable	4/00	15	5,700

Kalamazoo	9/00	171	50,700

Total during 2000		3,337	781,400

AT&T systems	6/01	1,770	554,000

Cable USA	8/01	100	30,600

Total during 2001		1,870	584,600

Total		$5,207	1,366,000

         On June 30, 2001, we completed several cable system transactions with AT&T resulting in a net addition of approximately 554,000 customers in Missouri, Alabama, Nevada and California for a total of $1.77 billion, consisting of $1.75 billion in cash and a cable system located in Florida valued at $24.4 million.

         On August 31, 2001, we completed the acquisition of several cable systems from Cable USA, Inc. and its affiliates, resulting in a net addition of approximately 30,600 customers in Nebraska, Minnesota and Colorado for $44.6 million in cash (including certain assumed liabilities) and $55.6 million in Series A Convertible Redeemable Preferred Stock (the Preferred Stock), $5.1 million of which is subject to certain holdback provisions and has not yet been issued.

         RESULTS OF OPERATIONS

         Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions, except per share data):

	THREE MONTHS ENDED SEPTEMBER 30,

	2001		2000

		% OF		% OF
	AMOUNT	REVENUES	AMOUNT	REVENUES

Revenues	$1,043.8	100.0%	$839.0	100.0%

Operating expenses:

Operating, general and administrative	561.3	53.8%	426.0	50.8%

Depreciation and amortization	775.4	74.3%	628.1	74.9%

Option compensation expense	(57.1)	(5.5%)	8.1	1.0%

Corporate expenses	15.0	1.4%	14.1	1.7%

	1,294.6	124.0%	1,076.3	128.4%

Loss from operations	(250.8)	(24.0%)	(237.3)	(28.4%)

Other income (expense):

Interest expense	(342.2)	(32.8%)	(283.3)	(33.8%)

Interest income	1.9	0.2%	0.6	—

Other expense	(88.9)	(8.5%)	(3.4)	(0.4%)

	(429.2)	(41.1%)	(286.1)	(34.2%)

Loss before minority interest	(680.0)	(65.1%)	(523.4)	(62.6%)

Minority interest in loss of subsidiary	362.6	34.7%	313.4	37.4%

Net loss	$(317.4)	(30.4%)	$(210.0)	(25.2%)

Dividends on preferred stock, redeemable	(0.2)	(0.0%)	—	0.0%

Net loss applicable to common stock	$(317.6)	(30.4%)	$(210.0)	(25.2%)

Loss per common share, basic and diluted	$(1.08)		$(0.93)

         Revenues. Revenues increased by $204.8 million, or 24.4%, from $839.0 million for the three months ended September 30, 2000 to $1,043.8 million for the three months ended September 30, 2001. System operations existing before January 1, 2000 accounted for $113.7 million, or 55.5% of the increase, while systems acquired after January 1, 2000 accounted for $91.1 million, or 44.5%, of the increase. Revenues by service offering are as follows (dollars in millions):

	THREE MONTHS ENDED SEPTEMBER 30,

	2001		2000		2001 OVER 2000

		% OF		% OF		%
	AMOUNT	REVENUES	AMOUNT	REVENUES	CHANGE	CHANGE

Analog video	$730.3	70.0%	$637.7	76.0%	$92.6	14.5%

Digital video	86.3	8.3%	25.1	3.0%	61.2	243.8%

Cable modem	43.9	4.2%	13.2	1.6%	30.7	232.6%

Advertising sales	83.8	8.0%	67.4	8.0%	16.4	24.3%

Other	99.5	9.5%	95.6	11.4%	3.9	4.1%

	$1,043.8	100.0%	$839.0	100.0%	$204.8

         Analog video customers increased by 651,800, or 10.3%, to 6,970,100 at September 30, 2001 as compared to 6,318,300 at September 30, 2000. Of this increase, approximately 584,600 customer additions were the result of acquisitions. The remaining increase of 67,200 customers relates to internal growth. Internal growth, as it is used throughout, represents all additions excluding those initially obtained through acquisition.

         Digital video customers increased by 1,297,400, or 198.4%, to 1,951,200 at September 30, 2001 from 653,800 at September 30, 2000. The increase was primarily due to internal growth which continues to increase as we upgrade our systems to provide advanced services to a larger customer base. Increased marketing efforts and strong demand for this service have also contributed to the increase.

         Data customers increased by 361,300, or 195.7%, to 545,900 at September 30, 2001 from 184,600 at September 30, 2000. Data customers consisted of 507,700 cable modem customers and 38,200 dial-up customers at September 30, 2001. The increase was primarily due to internal growth. Our system upgrades continue to increase our ability to offer high-speed interactive service to a larger customer base. Growth in data services was also the result of strong marketing efforts coupled with increased demand for such services.

         Advertising sales increased $16.4 million, or 24.3%, from $67.4 million for the three months ended September 30, 2000 to $83.8 million for the three months ended September 30, 2001. The increase was primarily due to internal growth and was partially offset by a weakening advertising environment. As a result of our rebuild efforts, we experienced increased capacity due to expanded channel line-ups. In addition, the level of advertising purchased by programmers to promote their channels, added as part of our expansion of channel line-ups, increased during 2001 compared to the corresponding period in 2000.

         Operating, General and Administrative Costs. Operating, general and administrative costs increased by $135.3 million, from $426.0 million for the three months ended September 30, 2000 to $561.3 million for the three months ended September 30, 2001. Key components of expense as a percentage of revenues are as follows (dollars in millions):

	THREE MONTHS ENDED SEPTEMBER 30,

	2001		2000		2001 OVER 2000

		% OF		% OF		%
	AMOUNT	REVENUES	AMOUNT	REVENUES	CHANGE	CHANGE

General, administrative and service	$228.0	21.9%	$191.8	22.9%	$36.2	18.9%

Analog video programming	237.3	22.7%	180.9	21.6%	56.4	31.2%

Digital video	31.1	3.0%	10.0	1.2%	21.1	211.0%

Cable modem	28.9	2.8%	11.7	1.4%	17.2	147.0%

Advertising sales	17.2	1.6%	15.2	1.8%	2.0	13.2%

Marketing	18.8	1.8%	16.4	1.9%	2.4	14.6%

	$561.3	53.8%	$426.0	50.8%	$135.3

         The increase in general, administrative and service costs of $36.2 million was due to increased bad debt expense resulting from the discounting of our analog product, coupled with increased spending on customer care and overall continued growth. The increase in analog video programming of $56.4 million was due to continued inflationary and negotiated increases, particularly in sports programming, coupled with increased channel capacity. The increase of $21.1 million in direct operating costs to provide digital video services was primarily due to internal growth of these advanced services. The increase of $17.2 million in direct operating costs to provide cable modem services was primarily due to internal growth. Advertising sales costs increased $2.0 million due to internal growth and increased channel capacity. Marketing expenses increased $2.4 million related to an increased level of promotions of our service offerings.

         Gross Margin. Gross margin decreased by 3.0%, from 49.2% for the three months ended September 30, 2000 to 46.2% for the three months ended September 30, 2001 primarily due to the acquisition of less profitable cable systems from AT&T. Gross margin on analog video decreased by 4.1% from 71.6% for the three months ended September 30, 2000 to 67.5% in 2001 primarily due to continued inflation and negotiated increases in programming. Digital video gross margin increased 3.8% from 60.2% for the three months ended September 30, 2000 to 64.0% in 2001 primarily due to an increased customer base. Cable modem gross margin increased 22.8% from 11.4% for the three months ended September 30, 2000 to 34.2% in 2001 primarily due to an increased customer base. Advertising sales gross margin increased by 2.1%, from 77.4% for the three months ended September 30, 2000 to 79.5% in 2001 primarily due to expanded channel capacity as a result of our significant system upgrades, coupled with increased advertising purchases by programmers.

         Depreciation and Amortization. Depreciation and amortization expense increased by $147.3 million, from $628.1 million for the three months ended September 30, 2000 to $775.4 million for the three months ended September 30, 2001. This increase was due to capital expenditures under our rebuild and upgrade program in 2000 and 2001 and amortization of franchises in connection with acquisitions completed in September 2000 and June 2001.

         Option Compensation Expense. Option compensation expense decreased by $65.2 million, from $8.1 million for the three months ended September 30, 2000 to income of $57.1 million for the three months ended September 30, 2001. This decrease is primarily the result of the reversal of expense previously recorded in connection with approximately seven million options forfeited by our former President and Chief Executive Officer as part of his September 2001 separation agreement. This was partially offset by expense recorded because exercise prices on certain options were less than the estimated fair values of our stock at the time of grant. Compensation expense is being accrued over the vesting period of the options and will continue to be recorded at a decreasing rate until the last vesting period lapses in April 2004.

         Corporate Expenses. Corporate expenses increased by $0.9 million, from $14.1 million for the three months ended September 30, 2000 to $15.0 million for the three months ended September 30, 2001. The increase was primarily the result of continued growth.

         Interest Expense. Interest expense increased by $58.9 million, from $283.3 million for the three months ended September 30, 2000 to $342.2 million for the three months ended September 30, 2001. The increase in interest expense was a result of an increase in average debt outstanding of $3.6 billion to $15.6 billion for the third quarter of 2001 compared to $12.0 billion for the third quarter of 2000, partially offset by a decline in our weighted average borrowing rate of 1.16% to 8.12% in the third quarter of 2001 from 9.28% in the third quarter of 2000. Our weighted average borrowing rate decreased primarily as a result of our issuance of the 4.75% convertible senior notes in May 2001, coupled with a general decline in variable borrowing rates. The increased debt primarily relates to the issuance of the January 2001 and the May 2001 Charter Holdings notes and Charter’s May 2001 4.75% convertible senior notes used to fund acquisitions and other general corporate purposes.

         Interest Income. Interest income increased by $1.3 million, from $0.6 million for the three months ended September 30, 2000 to $1.9 million for the three months ended September 30, 2001. The increase in interest income was due to higher average cash on hand during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 as a result of the issuance of the May 2001 Charter Holdings notes, Charter’s May 2001 4.75% convertible senior notes and 60,247,350 shares of Charter common stock.

         Other Expense. Other expense increased by $85.4 million, from $3.5 million for the three months ended September 30, 2000 to $88.9 million for the three months ended September 30, 2001. This increase was primarily due to a loss of $72.4 million on interest rate agreements as a result of SFAS No. 133 and losses on investments of $10.8 million in the three months ended September 30, 2001.

         Minority Interest. Minority interest increased by $49.2 million, from $313.4 million for the three months ended September 30, 2000 to $362.6 million for the three months ended September 30, 2001. The minority interest represents the ownership in Charter Holdco by entities other than Charter.

         Net Loss. Net loss increased by $107.4 million, from $210.0 million for the three months ended September 30, 2000 to $317.4 million for the three months ended September 30, 2001 as a result of the factors described above.

         Loss per Common Share. The loss per common share increased by $0.15, from $0.93 per common share for the three months ended September 30, 2000 to $1.08 per common share for the three months ended September 30, 2001 as a result of the factors described above, partially offset by an increase in weighted average shares outstanding due to the issuance of 60,247,350 shares of Charter common stock in May 2001.

         Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions, except per share data):

	NINE MONTHS ENDED SEPTEMBER 30,

	2001		2000

		% OF		% OF
	AMOUNT	REVENUES	AMOUNT	REVENUES

Revenues	$2,846.1	100.0%	$2,355.3	100.0%

Operating expenses:

Operating, general and administrative	1,519.9	53.4%	1,204.3	51.1%

Depreciation and amortization	2,192.3	77.0%	1,777.9	75.5%

Option compensation expense	(46.2)	(1.6%)	34.2	1.5%

Corporate expenses	42.7	1.5%	41.6	1.7%

	3,708.7	130.3%	3,058.0	129.8%

Loss from operations	(862.6)	(30.3%)	(702.7)	(29.8%)

Other income (expense):

Interest expense	(978.0)	(34.4%)	(765.3)	(32.5%)

Interest income	12.0	0.4%	6.7	0.3%

Other expense	(172.8)	(6.0%)	(6.0)	(0.3%)

	(1,138.8)	(40.0%)	(764.6)	(32.5%)

Loss before minority interest	(2,001.4)	(70.3%)	(1,467.3)	(62.3%)

Minority interest in loss of subsidiary	1,129.4	39.7%	879.7	37.4%

Net loss	$(872.0)	(30.6%)	$(587.6)	(24.9%)

Dividends on preferred stock, redeemable	(0.2)	(0.0%)	—	0.0%

Net loss applicable to common stock	$(872.2)	(30.6%)	$(587.6)	(24.9%)

Loss per common share, basic and diluted	$(3.34)		$(2.63)

         Revenues. Revenues increased by $490.8 million, or 20.8%, from $2.4 billion for the nine months ended September 30, 2000 to $2.8 billion for the nine months ended September 30, 2001. System operations existing before January 1, 2000 accounted for $356.4 million, or 72.6%, of the increase, while systems acquired after January 1, 2000 accounted for $134.4 million, or 27.4%, of the increase. Revenues by service offering are as follows (dollars in millions):

	NINE MONTHS ENDED SEPTEMBER 30,

	2001		2000		2001 OVER 2000

		% OF		% OF		%
	AMOUNT	REVENUES	AMOUNT	REVENUES	CHANGE	CHANGE

Analog video	$2,045.9	71.9%	$1,861.4	79.0%	$184.5	9.9%

Digital video	210.0	7.3%	48.4	2.1%	161.6	333.9%

Cable modem	101.9	3.6%	36.3	1.5%	65.6	180.7%

Advertising sales	204.0	7.2%	142.5	6.1%	61.5	43.2%

Other	284.3	10.0%	266.7	11.3%	17.6	6.6%

	$2,846.1	100.0%	$2,355.3	100.0%	$490.8

         Analog video customers increased by 651,800, or 10.3%, to 6,970,100 at September 30, 2001 as compared to 6,318,300 at September 30, 2000. Of this increase, approximately 584,600 customer additions were the result of acquisitions. The remaining increase of 67,200 customers relates to internal growth.

         Digital video customers increased by 1,297,400, or 198.4%, to 1,951,200 at September 30, 2001 from 653,800 at September 30, 2000. The increase was primarily due to internal growth which continues to increase as we upgrade our systems to provide advanced services to a larger customer base. Increased marketing efforts and strong demand for this service have also contributed to the increase.

         Data customers increased by 361,300, or 195.7%, to 545,900 at September 30, 2001 from 184,600 at September 30, 2000. Data customers consisted of 507,700 cable modem customers and 38,200 dial-up customers at September 30, 2001. The increase was primarily due to internal growth. Our system upgrades continue to increase our ability to offer high-speed interactive service to a larger customer base. Growth in data services was also the result of strong marketing efforts coupled with increased demand for such services.

         Advertising sales increased $61.5 million, from $142.5 million for the nine months ended September 30, 2000 to $204.0 million for the nine months ended September 30, 2001. The increase was primarily due to internal growth and was partially offset by a weakening advertising environment. As a result of our rebuild efforts, we experienced increased capacity due to expanded channel line-ups. In addition, the level of advertising purchased by programmers to promote their channels, added as part of our expansion of channel line-ups, increased during 2001 compared to the corresponding period in 2000.

         Operating, General and Administrative Costs. Operating, general and administrative costs increased by $315.6 million, from $1.2 billion for the nine months ended September 30, 2000 to $1.5 billion for the nine months ended September 30, 2001. Key components of expense as a percentage of revenues are as follows (dollars in millions):

	NINE MONTHS ENDED SEPTEMBER 30,

	2001		2000		2001 OVER 2000

		% OF		% OF		%
	AMOUNT	REVENUES	AMOUNT	REVENUES	CHANGE	CHANGE

General, administrative and service	$617.4	21.7%	$541.8	23.0%	$75.6	14.0%

Analog video programming	659.5	23.1%	527.4	22.4%	132.1	25.0%

Digital video	75.9	2.7%	23.4	1.0%	52.5	224.4%

Cable modem	67.0	2.4%	25.4	1.1%	41.6	163.8%

Advertising sales	46.1	1.6%	40.6	1.7%	5.5	13.5%

Marketing	54.0	1.9%	45.7	1.9%	8.3	18.2%

	$1,519.9	53.4%	$1,204.3	51.1%	$315.6

         The increase in general, administrative and service costs of $75.6 million was due to increased bad debt expense resulting from the discounting of our analog product, coupled with increased spending on customer care and overall continued growth. The increase in analog video programming of $132.1 million was primarily due to continued inflationary or negotiated increases, primarily in sports programming, coupled with increased channel capacity. The increase of $52.5 million in direct operating costs to provide digital video services was primarily due to internal growth of these advanced services. The increase of $41.6 million in direct operating costs to provide cable modem services was primarily due to internal growth. Advertising sales costs increased $5.5 million due to internal growth and increased channel capacity. Marketing expenses increased $8.3 million related to an increased level of promotions of our service offerings.

         Gross Margin. Gross margin decreased by 2.3%, from 48.9% for the nine months ended September 30, 2000 to 46.6% for the nine months ended September 30, 2001 primarily due to the acquisition of less profitable cable systems from AT&T. Gross margin on analog video decreased by 3.9% from 71.7% for the nine months ended September 30, 2000 to 67.8% in 2001 primarily due to continued inflation and negotiated increases in programming costs. Digital video gross margin increased 12.2% from 51.7% for the nine months ended September 30, 2000 to 63.9% in 2001 primarily due to an increased customer base. Cable modem gross margin increased 4.2% from 30.0% for the nine months ended September 30, 2000 to 34.2% in 2001 due to an increased customer base. Advertising sales gross margin increased 5.9% from 71.5% for the nine months ended September 30, 2000 to 77.4% in 2001 due to expanded channel capacity as a result of our significant system upgrades, coupled with increased advertising purchases by programmers.

         Depreciation and Amortization. Depreciation and amortization expense increased by $0.4 billion, from $1.8 billion for the nine months ended September 30, 2000 to $2.2 billion for the nine months ended September 30, 2001. This increase was due to capital expenditures under our rebuild and upgrade program in 2000 and 2001 and amortization of franchises in connection with acquisitions completed in September 2000 and June 2001.

         Option Compensation Expense. Option compensation expense decreased by $80.4 million, from $34.2 million for the nine months ended September 30, 2000 to income of $46.2 million for the nine months ended September 30, 2001. This decrease is primarily the result of the reversal of expense previously recorded in connection with approximately seven million options forfeited by our former President and Chief Executive Officer as part of his September 2001 separation agreement. This was partially offset by expense recorded because exercise prices on certain options were less than the estimated fair values of our stock at the time of grant. Compensation expense is being accrued over the vesting period of the options and will continue to be recorded at a decreasing rate until the last vesting period lapses in April 2004.

         Corporate Expenses. Corporate expenses increased by $1.1 million, from $41.6 million for the nine months ended September 30, 2000 to $42.7 million for the nine months ended September 30, 2001. The increase was primarily the result of continued growth.

         Interest Expense. Interest expense increased by $212.7 million, from $765.3 million for the nine months ended September 30, 2000 to $978.0 million for the nine months ended September 30, 2001. The increase in interest expense was a result of an increase in average debt outstanding of $3.7 billion to $14.5 billion for the nine months ended September 30, 2001 compared to $10.8 billion for the nine months ended September 30, 2000, partially offset by a decline in our weighted average borrowing rate of 0.68% to 8.38% in the nine months ended September 30, 2001 from 9.06% in the nine months ended September 30, 2000. Our weighted average borrowing rate decreased primarily as a result of our issuance of 4.75% convertible senior notes in May 2001, coupled with a general decline in variable borrowing rates. The increased debt primarily relates to the issuance of the January 2001 and the May 2001 Charter Holdings notes and Charter’s issuance of the May 2001 4.75% convertible senior notes used to fund acquisitions and other general corporate purposes.

         Interest Income. Interest income increased by $5.4 million, from $6.7 million for the nine months ended September 30, 2000 to $12.1 million for the nine months ended September 30, 2001. The increase in interest income was due to higher average cash on hand during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 as a result of the issuance of the May 2001 Charter Holdings notes, Charter’s May 2001 4.75% convertible senior notes and 60,247,350 shares of Charter common stock.

         Other Expense. Other expense increased by $166.8 million, from $6.0 million of income for the nine months ended September 30, 2000 to $172.8 million of expense for the nine months ended September 30, 2001. This increase was primarily due to a cumulative effect of a change in accounting principle of $23.9 million related to our adoption of SFAS No. 133 on January 1, 2001, a loss of $85.1 million on interest rate agreements as a result of SFAS No. 133 and losses of $46.8 million on investments.

         Minority Interest. Minority interest increased by $249.7 million, from $879.7 million for the nine months ended September 30, 2000 to $1,129.4 million for the nine months ended September 30, 2001. The minority interest represents the ownership in Charter Holdco by entities other than Charter.

         Net Loss. Net loss increased by $284.4 million, from $587.6 million for the nine months ended September 30, 2000 to $872.0 million for the nine months ended September 30, 2001 as a result of the factors described above.

         Loss per Common Share. The loss per common share increased by $0.71, from $2.63 per common share for the nine months ended September 30, 2000 to $3.34 per common share for the nine months ended September 30, 2001 as a result of the factors described above, partially offset by an increase in weighted average shares outstanding due to the issuance of 60,247,350 shares of Charter common stock in May 2001.

         LIQUIDITY AND CAPITAL RESOURCES

         Our business requires significant cash to fund acquisitions, capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, borrowings under our credit facilities and debt and equity transactions. Our cash flows from operating activities were $302.5 million and $856.4 million for the nine months ended September 30, 2001 and 2000, respectively. The decline in cash flows from operating activities was due primarily to timing of payments. As of September 30, 2001, we had $15.2 million in cash. In addition to the cash on hand as of

September 30, 2001, we have unused availability of $2.9 billion under our bank credit facilities. In recent years, we have incurred significant additional debt to fund our capital expenditures and acquisitions. Our significant amount of debt may adversely affect our ability to obtain financing in the future and react to changes in our business. Our credit facilities and other debt instruments contain various financial and operating covenants that could adversely impact our ability to operate our business, including restrictions on the ability of our operating subsidiaries to distribute cash to their parents. See “—Certain Trends and Uncertainties—Restrictive Covenants” for further information.

         INVESTING ACTIVITIES

         Capital Expenditures. We have substantial ongoing capital expenditure requirements. We make capital expenditures primarily to upgrade, rebuild and expand our cable systems, as well as for system improvements, for the development of new products and services and deployment of digital converters and cable modems. Upgrading our cable systems will enable us to offer an increasing variety of advanced products and services, including digital television, additional channels and tiers, expanded pay-per-view options, cable modem high-speed Internet access, video-on-demand and interactive services, to a larger customer base.

         We made capital expenditures, excluding acquisitions of cable systems, of $2.2 billion and $1.9 billion for the nine months ended September 30, 2001 and 2000, respectively. The majority of the capital expenditures in 2001 relates to our rebuild and upgrade program and purchases of converters and cable modems, and was funded from cash flows from operations, the issuance of common stock and debt, and borrowings under credit facilities.

         Excluding the AT&T and Cable USA transactions, for 2001, 2002 and 2003, we expect to spend a total of approximately $2.9 billion, $1.9 billion and $1.2 billion, respectively, to upgrade and rebuild our systems in order to offer advanced services to our customers and for normal recurring capital expenditures which is an increase over our previous expectations due to increased capital expenditure amounts for the expansion of video-on-demand to our digital customers. Capital expenditures for the AT&T and Cable USA transactions are expected to be $150.0 million, $500.0 million, and $250.0 million in 2001, 2002, and 2003, respectively which includes $365.0 million for upgrades and rebuilds of these systems with the remainder allocated to normal recurring capital expenditures. Normal recurring capital expenditures will include extensions of systems, development of new products and services, purchases of converters and cable modems, system improvements and the build-out of advanced customer call centers. The amount that we spend on these types of capital expenditures will depend on the level of our growth in digital cable customer base and in the delivery of other advanced services. We currently anticipate that we will have sufficient capital to fund our capital expenditures through 2003, after which time we expect that cash flows from operations will fund our capital expenditures and interest expense. If there is accelerated growth in digital cable customers or in the delivery of other advanced services, or if we acquire substantial additional customers, however, we may need to obtain additional capital. If we are not able to obtain such capital it could adversely affect our ability to offer new products and services and compete effectively, and could adversely affect our growth, financial condition and results of operations. See “—Certain Trends and Uncertainties” for further information.

         FINANCING ACTIVITIES

         As of September 30, 2001 and December 31, 2000, long-term debt totaled approximately $15.7 billion and $13.1 billion, respectively. This debt was comprised of approximately $6.1 billion and $7.3 billion of bank debt, $8.2 billion and $5.0 billion of high-yield bonds and $1.4 billion and $750.0 million of convertible debt at September 30, 2001 and December 31, 2000, respectively. As of September 30, 2001 and December 31, 2000, the weighted average rate on the bank debt was approximately 6.3% and 8.8%, respectively, while the weighted average rate on the high-yield and convertible debt was approximately 9.5% and 9.5%, respectively, resulting in a blended weighted average rate of 8.2% and 8.6%, respectively. Approximately 80% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of September 30, 2001 as compared to approximately 60% as of December 31, 2000.

         January 2001 Charter Holdings Notes. In January 2001, Charter Holdings and Charter Capital issued $900.0 million 10.75% senior notes due 2009, $500.0 million 11.125% senior notes due 2011 and $350.6 million 13.5% senior discount notes due 2011 with a principal amount at maturity of $675.0 million. The net proceeds were approximately $1.7 billion, after giving effect to discounts, commissions and expenses. The net proceeds from the January 2001 Charter Holdings notes were used to repay all remaining amounts outstanding under the Charter Holdings 2000 senior bridge loan facility and the CC VI (Fanch) revolving credit facility and a portion of the amounts outstanding under the Charter Operating and the CC VII (Falcon) revolving credit facilities, and for general corporate purposes.

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

         May 2001 Charter Holdings Notes. The May 2001 Charter Holdings notes were issued under six separate indentures, each among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee.

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

         May 2001 Charter Convertible Notes. In May 2001, Charter sold 4.75% convertible senior notes due 2006 with an aggregate principal amount of $632.5 million. The net proceeds were used to repay certain amounts outstanding under the revolving portions of the credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures.

         Common Stock Issuance. In May 2001, Charter sold 60,247,350 shares of common stock for net cash proceeds totaling $1.2 billion. The proceeds were used to repay certain amounts outstanding under the revolving portions of the credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures.

         Preferred Stock – Redeemable. On August 31, 2001, in connection with Charter’s acquisition of Cable USA, Inc. and certain cable system assets from affiliates of Cable USA, Inc., Charter issued 505,664 shares of Series A Convertible Redeemable Preferred Stock valued at and with a liquidation preference of $50.6 million.

         Holders of the Preferred Stock have no voting rights but are entitled to receive cumulative cash dividends at an annual rate of 5.75% on the Liquidation Preference of each share, payable quarterly. If for any reason Charter fails to pay the dividends on the Preferred Stock on a timely basis, the dividend rate on each share increases to an annual rate of 7.75% until the payment is made. The Preferred Stock is redeemable by Charter at its option on or after August 31, 2004 and must be redeemed by Charter at any time upon a change of control, or if not previously redeemed or converted, on August 31, 2008. The Preferred Stock is convertible, in whole or in part, at the option of the holders from April 1, 2002 through August 31, 2008, into shares of common stock at an initial conversion rate equal to a conversion price of $24.71 per share of common stock, subject to certain customary adjustments. The redemption price per share of Preferred Stock is the Liquidation Preference of $100, subject to certain customary adjustments.

         RECENT DEVELOPMENTS

         High Speed Access Corp.

         On September 28, 2001, Charter Holdco and High Speed Access Corp. (HSA), signed a definitive asset purchase agreement for Charter Holdco to purchase the contracts and associated assets of HSA that serve the Company’s customers for a purchase price of approximately $81.1 million in cash and the assumption of certain liabilities, subject to certain closing adjustments and indemnity reserves. The agreement has been approved by the directors of Charter and HSA, and is expected to close later this year subject to certain closing conditions, including regulatory review and approval by HSA’s shareholders. Charter Holdco, Vulcan and HSA directors, who collectively possess a majority of the voting power of HSA, have agreed to vote their shares in favor of the transaction. The transaction is also subject to approval by a majority of the votes cast by holders of HSA’s common stock, other than Charter Holdco, Vulcan and certain officers and directors of HSA. As of September 30, 2001, the carrying value of Charter’s investment in HSA is zero.

         In connection with the HSA transaction contemplated above, Charter Holdco and Vulcan Ventures, a related party, entered into a stock purchase agreement pursuant to which Charter Holdco will purchase from Vulcan Ventures 38,000 shares of HSA Series D preferred stock, which represents all of HSA’s Series D preferred stock owned by Vulcan Ventures. The purchase price will be $8.0 million in cash and closing of the sale will occur immediately prior to the closing of the asset purchase agreement. The stock purchase agreement will terminate if the asset purchase agreement is terminated. As part of the consideration for the asset purchase agreement, all of the Series D preferred stock of HSA held by our subsidiary, Charter Ventures, and purchased from Vulcan Ventures will be cancelled.

         OUTLOOK

         During the third quarter of 2001, we have continued to aggressively roll out our advanced services, focusing on our digital cable and cable modem businesses. We expect 2001 revenue growth of 12.5% to 13.5% and operating cash flow growth after corporate overhead expense of 10% to 11%. Basic customer growth is expected to approximate 1% in 2001. Digital customer growth is expected to increase dramatically from 1.07 million customers at December 31, 2000 to more than 2.15 million customers by the end of 2001. Cable modem growth in the third quarter exceeded our targeted range and we believe we will end 2001 with 630,000 data customers. In addition, we expect video-on-demand to be available to approximately 2.2 million homes passed by the end of the year. Our guidance does not include undetermined transitional costs related to the restructuring of our high-speed data network for approximately 20% of our data customers due to the bankruptcy of Excite@Home Corporation. Telephony initiatives will continue to be tested and developed during 2001 with market entry targeted for 2002 or 2003. Furthermore, we will continue our focus on interactive TV, with trials currently in process and expected launches in several markets beginning in 2001. Our advanced technology team is working on digital video recorder (DVR) capability in advanced digital set-top terminals and wireless home networking. Set-top terminals with built-in DVR functionality should be available to our digital customers in 2002.

         NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, No. 142, “Goodwill and Other Intangible Assets” and No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

         Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Company on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. Upon adoption, the Company will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Company will test these assets for impairment at least annually. Other than during any periods in which the Company may record a charge for impairment, the Company expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Company’s preliminary evaluation, the estimated costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $338.9 million and $973.1 million, respectively.

         Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

         CERTAIN TRENDS AND UNCERTAINTIES

         The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report, that could materially impact our business, results of operations and financial condition.

         Substantial Leverage. As of September 30, 2001, our total debt was approximately $15.7 billion. Although we anticipate we will have sufficient capital to fund our capital expenditures through 2003, we may incur significant additional debt in the future to fund the expansion, maintenance and upgrade of our cable systems. Our ability to make payments on our debt and fund our ongoing operations will depend on our ability to generate cash flow from operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our existing credit facilities, new facilities or from other sources of financing at acceptable rates or in an amount sufficient to enable us to repay our debt, to grow our business or to fund our other liquidity and capital needs.

         Variable Interest Rates. At September 30, 2001, excluding the effects of hedging, approximately 38.9% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of September 30, 2001 and December 31, 2000, the weighted average rate on the bank debt was approximately 6.3% and 8.8%, respectively, while the weighted average rate on the high-yield and convertible debt was approximately 9.5% and 9.5%, respectively, resulting in a blended weighted average rate of 8.2% and 8.6%, respectively. Approximately 80% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of September 30, 2001 as compared to approximately 60% at December 31, 2000.

         Restrictive Covenants. Our credit facilities and the indentures governing our outstanding debt contain a number of significant covenants that, among other things, restrict our ability and the ability of our subsidiaries to:

•	pay dividends or make other distributions;

•	make certain investments or acquisitions;

•	dispose of assets or merge;

•	incur additional debt;

•	issue equity;

•	repurchase or redeem equity interests and debt;

•	create liens; and

•	pledge assets.

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

         New Services and Products Growth Strategy. We expect that a substantial portion of any of our future growth will be achieved through revenues from additional services and products. We cannot assure you that we will be able to offer new advanced services and products successfully to our customers or that those new advanced services and products will generate revenues. If we are unable to grow our cash flow sufficiently through our growth strategy, we may be unable to fulfill our obligations or obtain alternative financing. Further, due to declining market conditions and slowing economic trends during recent months, both before and after the terrorist attacks on September 11, 2001, we cannot assure you that we will be able to achieve our planned levels of growth as these events may negatively affect the demand for our additional services and products.

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

         Regulation and Legislation. Cable systems are extensively regulated at the federal, state, and local level, including federal rate regulation and municipal approval of grants of franchise agreements and their terms, including requirements to upgrade cable plant equipment.

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

         Although cable system attachments to public utility poles historically have been regulated at the federal or state level, utility pole owners in many areas are attempting to circumvent or eliminate pole regulation by raising fees and imposing other costs on cable operators and others. In addition, the provision of non-traditional cable services, like the provision of Internet access, may endanger that regulatory protection. The Eleventh Circuit Court of Appeals recently ruled such services left cable attachments ineligible for regulatory protection, and certain utilities already have proposed vastly higher pole attachment rates. The Eleventh Circuit decision is under review by the United States Supreme Court. If the case is upheld and certain of our cable attachments are ineligible for regulatory protection, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These increased costs could adversely impact our profitability and discourage system upgrades and the introduction of new products and services.

         Economic Slowdown; Terrorism; and Armed Conflict. Although we do not believe that the recent terrorist attacks and the subsequent armed conflict and related events have resulted in any material changes to the Company’s business and operations for the period ended September 30, 2001, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to the Company’s physical facilities. Terrorism and the related events may have other adverse effects on the Company, in ways that cannot be presently predicted.

         Excite@Home Corporation. On September 28, 2001, Excite@Home Corporation, the provider of high-speed Internet access service to approximately 130,000 Charter data customers, representing approximately 20% of our total data customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. While there can be no assurance that further developments in this bankruptcy proceeding will not adversely affect the Company’s ability to provide high-speed Internet access, the Company believes that it will be able to continue to provide such services to existing and new customers through current and future high-speed Internet access vendor relationships. There can be no assurance that future developments will not result in additional costs for the Company, including costs to accelerate rebuild efforts of associated cable plant, costs to negotiate alternative vendor services, and loss of current data customers.

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

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Our interest rate agreements are recorded in the consolidated balance sheet at September 30, 2001 as either an asset or liability measured at fair value. In connection with the adoption of SFAS No. 133, we recorded a loss of $23.9 million for the cumulative effect of change in accounting principle as other expense. The effect of adoption was to increase other expense and loss before minority interest, net loss and loss per share by $23.9 million, $9.8 million and $0.04, respectively, for the nine months ended September 30, 2001.

         We have certain interest rate derivative instruments which have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three and nine month periods ended September 30, 2001, other expense includes $1.5 million and $0.9 million of losses, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. At September 30, 2001, included in accumulated other comprehensive loss was a loss of $41.3 million related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

         Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, we believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the three and nine months ended September 30, 2001, the Company recorded other expense of $70.9 million and $84.2 million for interest rate derivative instruments not designated as hedges.

         At September 30, 2001 and December 31, 2000, we had outstanding $2.5 billion and $1.9 billion, $15.0 million and $15.0 million, and $520.0 million and $520.0 million, respectively, in notional amounts of interest rate swaps, caps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.

         As indicated under “—Financing Activities” in “Management’s Discussion and Analysis”, in January 2001, Charter Holdings and Charter Capital issued $900.0 million 10.75% senior notes due 2009, $500.0 million 11.125% senior notes due 2011 and $350.6 million 13.5% senior discount notes due 2011 with a principal amount at maturity of $675.0 million for net proceeds totaling $1.7 billion. These proceeds were used to repay all remaining amounts outstanding under the Charter Holdings 2000 senior bridge loan facility and the CC VI (Fanch) revolving credit facility and a portion of the amounts outstanding under the Charter Operating and the CC VII (Falcon) revolving credit facilities, and for general corporate purposes. In May 2001, Charter Holdings and Charter Capital issued $350.0 million 9.625% senior notes due 2009, $575.0 million 10.000% senior notes due 2011 and senior discount notes with an aggregate principal amount at maturity of $1.0 billion 11.750% senior discount notes due 2011. The net proceeds were used to pay the cash purchase price of the AT&T transactions, repay certain amounts outstanding under the revolving portions of the credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures. In addition, in May 2001, Charter issued 4.75% convertible senior notes due 2006 for cash proceeds totaling $632.5 million. These proceeds were used for general corporate purposes, including capital expenditures. The fair value of our total fixed-rate debt was $8.6 billion and $5.5 billion at September 30, 2001 and December 31, 2000, respectively. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt approximated the carrying value of $6.1 billion and $7.3 billion at September 30, 2001 and December 31, 2000, respectively, since this debt bears interest at current market rates.

         As of September 30, 2001 and December 31, 2000, long-term debt totaled approximately $15.7 billion and $13.1 billion, respectively. This debt was comprised of approximately $6.1 billion and $7.3 billion of bank debt, $8.2 billion and $5.0 billion of high-yield and $1.4 billion and $750.0 million of convertible debt at September 30, 2001 and December 31, 2000, respectively. As of September 30, 2001 and December 31, 2000, the weighted average rate on the bank debt was approximately 6.3% and 8.8%, respectively, while the weighted average rate on the high-yield and convertible debt was approximately 9.5% and 9.5%, respectively, resulting in a blended weighted average rate of 8.2% and 8.6%, respectively. Approximately 80% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of September 30, 2001 as compared to approximately 60% at December 31, 2000.

PART  II.   OTHER INFORMATION.

ITEM  1.   LEGAL PROCEEDINGS.

         We are subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to materially affect our consolidated financial position, results of operations or liquidity.

ITEM  2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On August 31, 2001, in connection with Charter’s acquisition of Cable USA, Inc. and certain cable system assets from affiliates of Cable USA, Inc., Charter issued 505,664 shares of Series A Convertible Redeemable Preferred Stock (the Preferred Stock) valued at $50.6 million as merger consideration and asset purchase price consideration, in addition to the cash purchase price of $44.6 million (including certain assumed liabilities) for the acquisition of such assets. Additional shares of Preferred Stock with a value equal to $5.1 million are issuable to certain of the sellers subject to certain holdback provisions. The liquidation preference on the outstanding Preferred Stock totals $50.6 million at September 30, 2001.

         Charter did not receive any cash in exchange for the issuance of the Preferred Stock. In issuing the Preferred Stock, Charter relied on the exemption from registration under the Securities Act of 1933 pursuant to Section 4(2), based in part on the representations made to Charter in investment representation letters from each of the stockholders of Cable USA, Inc. receiving Charter common stock in the transaction and each of the sellers receiving Charter common stock as asset purchase consideration and the limited number of stockholders and sellers receiving Charter common stock. Charter had reasonable grounds to believe that the stockholders and sellers were accredited investors, capable of evaluating the merits and risks of the investment and were acquiring the securities for investment purposes.

         In connection with the issuance of the Preferred Stock, Charter filed a certificate of designation with the Secretary of State of the State of Delaware to create and designate the rights, preferences and privileges of the Preferred Stock, including liquidation, dividend, conversion and redemption rights. Each share of Preferred Stock has a liquidation preference (Liquidation Preference) of $100 and holders of the Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of 5.75% on the Liquidation Preference of each share, payable quarterly. The Preferred Stock is redeemable by Charter at its option on or after August 31, 2004 and must be redeemed by Charter at any time upon a change of control, or if not previously redeemed or converted, on August 31, 2008. The Preferred Stock is convertible, in whole or in part, at the option of the holders from April 1, 2002 through August 31, 2008, into shares of common stock at an initial conversion rate equal to a conversion price of $24.71 per share of common stock, subject to certain customary adjustments. The redemption price per share of Preferred Stock is the Liquidation Preference of $100, subject to certain customary adjustments. Except as otherwise required by applicable law and with respect to amendments to Charter’s certificate of incorporation for certain matters related to the rights of the holders of the Preferred Stock (which requires a vote of a majority of the holders of the Preferred Stock) holders of the Preferred Stock have no voting rights.

         Covenants in the indentures and credit agreements governing the debt obligations of Charter Communications Holdings and its subsidiaries restrict their ability to make distributions to us, and accordingly, limit our ability to declare or pay cash dividends. If for any reason Charter fails to pay the dividends on the Preferred Stock on a timely basis, the dividend rate on each share increases to an annual rate of 7.75% until the payment is made. As part of the acquisition, the Company agreed to use its reasonable best efforts to file a registration statement on Form S-3 covering the shares of common stock underlying the Preferred Stock issued to the sellers within six months of the closing of the acquisition.

         The Preferred Stock is senior to Charter’s common stock and prohibits Charter from declaring or paying cash dividends on any class of stock on par with or junior to the Preferred Stock, including the common stock, unless the cumulative dividends on the Preferred Stock and any accrued dividends on stock on par with the Preferred Stock for any past or current period have been paid or set aside in full.

         On July 25, 2001, we issued an option to purchase 186,385 shares of Charter common stock to a consultant in consideration of services to be rendered in the future. The option is exercisable immediately, at an exercise price of $20.46 per share and if not exercised prior to the 10th anniversary of the grant date, will expire. The option and the common stock underlying the option were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, based in part on the representations made to

Charter by the consultant. Charter had reasonable grounds to believe that the consultant was an accredited investor, capable of evaluating the merits and risks of the investment and was acquiring the securities for investment purposes. As part of the consultant’s option grant, the consultant received unlimited “piggyback” registration rights and one “demand” registration right with respect to the common stock underlying the option.

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   EXHIBITS

2.1(a)   First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Marcus Cable of Alabama, L.L.C., on the one hand, and TCI of Selma, Inc., TCI of Lee County, Inc., TCI Cablevision of Alabama, Inc., Alabama T.V. Cable, Inc. and TCI Southeast, Inc., on the other hand.

2.1(b)   First Amendment to Reorganization Agreement, dated as of June 30, 2001, among Marcus Cable of Alabama, L.L.C., as assignee of Charter Communications, Inc., on the one hand, and TCI TKR of Alabama, Inc. and TCI Southeast, Inc., on the other hand.

2.1(c)   First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Falcon Cable Systems Company II, L.P., on the one hand, and AT&T Broadband, LLC, Communication Services, Inc., Ohio Cablevision Network, Inc., TCI Cablevision of California, Inc. and TCI Washington Associates, L.P., on the other hand.

2.1(d)   First Amendment to Reorganization Agreement, dated as of June 30, 2001, among Falcon Cable Systems Company II, L.P., as assignee of Charter Communications, Inc., on the one hand, and TCI Cablevision of Nevada, Inc. and TCI West, Inc., on the other hand.

2.1(e)   First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Charter Communications, Inc., Interlink Communications Partners, LLC, Charter Communications, LLC and Falcon Cable Media, on the one hand, and TCI Cable Partners of St. Louis, L.P. and TCI Cablevision of Missouri, Inc., on the other hand.

2.1(f)   First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Charter Communications Entertainment I, LLC, on the one hand, and St. Louis Tele-Communications, Inc., TCI Cable Partners of St. Louis, L.P., TCI Cablevision of Missouri, Inc., TCI of Illinois, Inc., TCI TKR of Central Florida, Inc. and TCI Holdings, Inc., on the other hand.

2.1(g)   First Amendment to Agreement Regarding Closing Matters, dated as of June 30, 2001, among Charter Communications, Inc., on behalf of itself, Marcus Cable of Alabama, L.L.C., Falcon Cable Systems Company II, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Falcon Cable Media, and Charter Communications Entertainment I, LLC, on the one hand, and AT&T Broadband, LLC, on behalf of itself, TCI TKR of Alabama, Inc., TCI of Selma, Inc., TCI of Lee County, TCI Cablevision of Alabama, Inc. and Alabama T.V. Cable, Inc., TCI Southeast, Inc., TCI Cablevision of Nevada, Inc., TCI West, Inc., Communications Services, Inc., Ohio Cablevision Network, Inc., TCI Cablevision of California, Inc., TCI Washington Associates, LP., TCI of Illinois, Inc., TCI Cablevision of Missouri, Inc., St. Louis Tele-Communications, Inc., TCI Cable Partners of St. Louis, L.P., TCI TKR of Central Florida, Inc. and TCI Holdings, Inc., on the other hand.

2.2(a)   Asset Purchase Agreement, dated as of September 28, 2001, between High Speed Access Corp. and Charter Communications Holding Company, LLC (including as Exhibit A, the Form of Voting Agreement, as Exhibit B, the form of Management Agreement, as Exhibit C, the form of License Agreement, and as Exhibit D, the Form of Billing Letter Agreement) (Incorporated by reference to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 000-56431)).

2.2(b)   Services and Management Agreement, dated as of September 28, 2001, between High Speed Access Corp. and Charter Communications, Inc. (Incorporated by reference to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

2.2(c)   License Agreement, dated as of September 28, 2001, between High Speed Access Corp., HSA International, Inc. and Charter Communications Holding Company, LLC. (Incorporated by reference to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

2.2(d)   Stock Purchase Agreement, dated as of September 28, 2001, by and among Vulcan Ventures Incorporated and Charter Communications Holding Company, LLC. (Incorporated by reference to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

2.2(e)  Voting Agreement, dated as of September 28, 2001, between High Speed Access Corp, Charter Communications Ventures, LLC, Vulcan Ventures Incorporated and certain directors party thereto (Incorporated by reference to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

3.1   Certificate of Designation of Series A Convertible Redeemable Preferred Stock of Charter Communications, Inc. and related Certificate of Correction of Certificate of Designation.

3.2   Amended and Restated By-laws of Charter Communications, Inc. as of June 6, 2001.

10.1   Agreement, dated as of September 24, 2001, by and between Jerald Kent and Charter Communications, Inc.

10.2   Employment Agreement, dated as of September 28, 2001, by and between Kent D. Kalkwarf and Charter Communications, Inc.

10.3   Employment Agreement, dated as of September 28, 2001, by and between David G. Barford and Charter Communications, Inc.

10.4   Employment Agreement, dated as of October 8, 2001, by and between Carl E. Vogel and Charter Communications, Inc.

10.5   Employment Agreement, dated as of October 18 2001, by and between Stephen E. Silva and Charter Communications, Inc.

10.6   Employment Agreement, dated as of October 30, 2001, by and between David L. McCall and Charter Communications, Inc.

10.7   Employment Agreement, dated as of October 30, 2001, by and between James H. Smith, III and Charter Communications, Inc.

10.8   Credit Agreement, dated as of June 30, 1998, as Amended and Restated as of November 12, 1999, as further Amended and Restated as of September 26, 2001, among Falcon Cable Communications, LLC, certain guarantors, and several financial institutions or entities named therein.

10.9   Amended and Restated Limited Liability Company Agreement for Charter Communications Holding Company, LLC made as of August 31, 2001.

10.10   Amendment to the Charter Communications, Inc. 2001 Stock Incentive Plan.

         (b)  REPORTS ON FORM 8-K

         On September 12, 2001, the Registrant filed a current report on Form 8-K to announce its expectations for accelerated growth in digital and high-speed data services during third quarter 2001.

         On September 24, 2001, the Registrant filed a current report on Form 8-K to announce the resignation of Jerry Kent, President and Chief Executive Officer.

         On October 2, 2001, the Registrant filed a current report on Form 8-K to announce the execution of long-term employment agreements for Kent D. Kalkwarf, Executive Vice President and Chief Financial Officer; and David G. Barford, Executive Vice President and Chief Operating Officer and to announce the execution of a definitive agreement to purchase substantially all of the assets used by High Speed Access Corp. to serve the Company’s high-speed data customers.

         On October 11, 2001, the Registrant filed a current report on Form 8-K to announce the Board of Directors’ selection of Carl Vogel as the new President and Chief Executive Officer and as a member of the Company’s Board of Directors and its Executive Committee.

         On November 1, 2001, the Registrant filed a current report for Form 8-K to announce 2001 third quarter financial results.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC., Registrant

Dated: November 14, 2001	By: /s/ Kent D. Kalkwarf

Name: Kent D. Kalkwarf Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)