Form 10-K405
period 2001-12-31
CHARTER COMMUNICATIONS INC /MO/
filed 2002-03-29
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

Commission File Number: 000-27927

Charter Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	43-1857213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12405 Powerscourt Drive

St. Louis, Missouri
(Address of principal executive offices)

63131

(Zip Code)

(314) 965-0555

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:
Class A Common Stock, $.001 Par Value
5.75% Convertible Senior Notes due 2005
4.75% Convertible Senior Notes due 2006

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the registrant of outstanding Class A Common Stock held by non-affiliates of the registrant at March 15, 2002 was approximately $3.50 billion, computed based on the closing sale price as quoted on the NASDAQ National Market System on that date. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder of the registrant are deemed to be affiliates of the registrant.

         There were 294,536,963 shares of Class A Common Stock outstanding as of March 15, 2002. There were 50,000 shares of Class B Common Stock outstanding as of the same date.

Documents Incorporated By Reference
The following documents are incorporated into this Report by reference: None

CHARTER COMMUNICATIONS, INC.

FORM 10-K—FOR THE YEAR ENDED DECEMBER 31, 2001

         This Annual Report on Form 10-K is for the year ended December 31, 2001. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission (SEC) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us” and “our” refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimate,” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this Annual Report, in Exhibit 99.1 filed with this Annual Report and incorporated by reference herein, and in other reports or documents that we file from time to time with the SEC and include, but are not limited to:

•	our plans to achieve growth by offering advanced products and services;

•	our anticipated capital expenditures for our upgrades and new equipment and facilities;

•	our ability to fund capital expenditures and any future acquisitions;

•	the effects of governmental regulation on our business;

•	our ability to compete effectively in a highly competitive and changing environment;

•	our ability to obtain programming as needed and at a reasonable price;

•	our ability to continue to do business with existing vendors, particularly high-tech companies that do not have a long operating history; and

•	general business and economic conditions, particularly in light of the uncertainty stemming from the September 11, 2001 terrorist activities in the United States and the armed conflict abroad.

         All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward looking statements after the date of this Annual Report to conform these statements to actual results or to changes in our expectations.

PART I

ITEM 1. BUSINESS.

Introduction

         Charter Communications, Inc., operating through its subsidiaries, is the fourth largest operator of cable systems in the United States. Through our broadband network of coaxial and fiber optic cable, we provide video, data, interactive and private business network services to approximately 7 million customers in 40 states. All of our systems offer traditional analog cable television. We are steadily increasing the availability of digital television, along with an array of advanced products and services such as high-speed Internet access (data services), interactive video programming and video-on-demand, in an increasing number of our systems. In 2002, we expect to offer several new advanced products and services in targeted markets, including a set-top terminal companion that enables digital video recorder capability, home networking and internet-access over the television; wireless home networking; and an enhanced customized internet portal, with a customized browser and charter.com e-mail. In 2002, we began offering telephony on a limited basis through our broadband network using switch technology and will continue our trials of voice-over Internet protocol telephony. The introduction and roll-out of new products and services represents an important step toward the realization of our Wired World™ vision, where cable’s ability to transmit interactive video, data and voice at high-speeds enables it to serve as the primary platform for the delivery of new services to the home and workplace.

         Charter Communications, Inc. was organized as a Delaware corporation in 1999 and conducted an initial public offering of its Class A common stock in November 1999. Certain of our subsidiaries commenced operations under the “Charter Communications” name in 1994. Our principal executive offices are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, Missouri 63131. Our telephone number is (314) 965-0555. We have a web site accessible at http://www.charter.com. The information posted on our web site is not incorporated into this Annual Report.

General Business Developments in 2001

         In 2001, we continued the upgrade of our cable systems to more quickly provide advanced products and services and improve service reliability. Our upgrade plan emphasizes higher bandwidth capacity and two-way communication capability, as well as reduction of the number of headend control centers. As a result of this rebuild effort, by December 31, 2003, we expect that over 87% of our customers will be served by systems with bandwidth of 750 megahertz or greater and also will have the two-way communication capability that is necessary for cable modem high-speed Internet access.

         In 2001, we emphasized digital service as a core product and the base platform for interactive and other advanced services. For an increasing number of systems, we deployed video-on-demand and Wink-enhanced interactive content. We also launched virtual interactive channels, or “i-channels” starting in November 2001. Complementing our system upgrade in 2001 and increased digital availability, we offered cable modem high-speed Internet access (data services) to an increasing number of customers.

         We completed two acquisitions in 2001, which resulted in a net addition of approximately 604,500 customers as of the acquisition date, prior to a closing adjustment of approximately 21,000 fewer customers, primarily to existing operating areas. For these acquired systems, we applied our core operating strategies to integrate and improve the operations. As a result of one of these acquisitions, we assumed existing telephony operations for approximately 16,000 customers, using switch-based telephony.

         To finance our acquisitions and the upgrade of our systems, as well as to pay off certain debt, we issued additional long-term debt, long-term convertible debt and equity, and refinanced some of our existing credit facility debt.

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

Recent Developments in 2002

         In January 2002, we issued additional long-term debt in the form of high yield bonds in an aggregate principal amount of $1.1 billion for net proceeds of approximately $872.8 million, repaid a portion of the amounts outstanding under our revolving credit facilities and refinanced some of our existing credit facility debt.

         In February 2002, one of our subsidiaries acquired the contracts and associated assets of High Speed Access Corp. that served our customers for whom High Speed Access was the Internet access provider and provided operational support. The acquired assets, which all related to the high-speed cable modem Internet service, included a customer contact center, network operations center and provisioning software. See “Item 13. Certain Relationships and Related Transactions – Business Relationships.”

         Outstanding and Pro Forma Shares of Charter Communications, Inc.

         The following table sets forth information as of February 28, 2002 with respect to the outstanding shares of common stock of Charter Communications, Inc. and pro forma for (i) the exchange of membership units in two of its subsidiaries (Charter Communications Holding Company, LLC and CC VIII, LLC), which are exchangeable for shares of Charter Communications, Inc. Class A common stock on a one-for-one basis at any time, (ii) conversion of all outstanding shares of Series A Convertible Redeemable Preferred Stock of Charter Communications, Inc., which are convertible into shares of Charter Communications, Inc. Class A common stock and (iii) conversion of all outstanding 5.75% convertible senior notes and 4.75% convertible senior notes of Charter Communications, Inc., which are convertible into shares of Charter Communications, Inc. Class A common stock:

			Pro Forma for Exchange of
			Equity in Subsidiaries and
			Conversion of Convertible
	As of February 28, 2002		Senior Notes

		Percent of	Number of	Percent of
	Number of	Total Common	Common	Total Common
	Shares	Shares	Shares	Shares
	Outstanding(a)	Outstanding	Outstanding	Outstanding

Class A Common Stock	294,536,963	99.98%	294,536,963	40.97%

Class B Common Stock	50,000	0.02	50,000	0.01

Total Common Stock Outstanding	294,586,963	100.00%	294,586,963	40.98%

Convertible Equity in Charter Communications, Inc. Convertible Redeemable Preferred Stock(b)	505,664	—	2,046,394	0.28%

Convertible Debt in Charter Communications, Inc. 5.75% Convertible Senior Notes(c)	—	—	34,786,642	4.84%

4.75% Convertible Senior Notes(d)	—	—	24,095,238	3.35%

Exchangeable Equity in Subsidiaries:

Charter Investment, Inc.(e)			222,818,858	30.99%

Vulcan Cable III Inc.(e)			116,313,173	16.18%

Sellers of Bresnan cable systems(f)			24,273,943	3.38%

Total Pro Forma Common Stock Outstanding			718,921,211	100.00%

(a)	Does not include shares of Class A common stock covered by options.

(b)	Assumes conversion of Series A Convertible Redeemable Preferred Stock held by sellers of the Cable USA systems.

(c)	Assumes conversion of 5.75% convertible senior notes issued in October and November 2000.

(d)	Assumes conversion of 4.75% convertible senior notes issued in May 2001.

(e)	Assumes exchange of membership units in Charter Communications Holding Company held by such entities. Each of Charter Investment and Vulcan Cable III are controlled by Paul G. Allen.

(f)	Assumes exchange of membership units in CC VIII, LLC held by such persons.

Organizational Structure

         Charter Communications, Inc.’s principal asset is an approximate 52.8% equity interest (assuming conversion and exchange of all convertible or exchangeable securities) and a 100% voting interest in Charter Communications Holding Company, LLC. Charter Communications Holding Company, through its subsidiaries, owns cable systems and certain strategic investments. Charter Communications, Inc. provides management services to Charter Communications Holding Company and its subsidiaries. As sole manager, Charter Communications, Inc. controls the affairs of Charter Communications Holding Company and its subsidiaries.

         Charter Communications, Inc. is the issuer of $750.0 million principal amount of 5.75% convertible senior notes issued in October and November 2000 and $632.5 million principal amount of 4.75% convertible senior notes issued in May 2001.

         The following more detailed textual information concerns our ownership structure as of February 28, 2002:

         Ownership of Charter Communications, Inc. Paul G. Allen owns approximately 3.7% of the outstanding capital stock of Charter Communications, Inc. and controls approximately 92.3% of the voting power of Charter Communications, Inc.’s capital stock. The remaining equity interests and voting power are held by the public. Mr. Allen’s voting control arises primarily from his ownership of Charter Communications, Inc.’s high vote Class B common stock, which gives him voting rights that reflect investments by his affiliates (Charter Investment and Vulcan Cable III) in our subsidiary, Charter Communications Holding Company, although he also owns shares of Charter Communications, Inc. Class A common stock.

         Convertible Redeemable Series A Preferred Stock of Charter Communications, Inc. Upon the closing of the Cable USA acquisition, some of the sellers received a portion of the purchase price in the form of 5.75% convertible preferred stock in Charter Communications, Inc. rather than in cash. The shares of Series A Convertible Redeemable Preferred Stock which were issued to these sellers are convertible into shares of Charter Communications, Inc. Class A common stock from April 1, 2002 through August 31, 2008, at an initial conversion price of $24.71 per share, subject to certain adjustments. The shares have a liquidation preference of $100 per share and are entitled to cumulative cash dividends at an annual rate of 5.75%. If all of the Cable USA sellers converted their Series A preferred shares, this group of holders would have less than a 1% equity interest in Charter Communications, Inc.

         Convertible Senior Notes of Charter Communications, Inc. In October and November 2001, Charter Communications, Inc. issued $750.0 million aggregate principal amount of 5.75% convertible senior notes due 2005 that are convertible at any time prior to their maturity or earlier redemption or repurchase at an initial conversion rate of 46.3822 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $21.56 per share. The conversion rate is subject to adjustment in certain events. On an as converted basis, the 5.75% convertible senior notes represent 4.8% of the equity of Charter Communications, Inc. In May 2001, Charter Communications, Inc. issued 4.75% convertible senior notes due 2006 in the aggregate principal amount of $632.5 million that are convertible into shares of Class A common stock at any time prior to their maturity or earlier redemption or repurchase at an initial conversion rate of 38.0952 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $26.25 per share. The conversion rate is subject to adjustment in certain events. On an as converted basis, the 4.75% convertible senior notes represent 3.4% of the equity of Charter Communications, Inc.

         Charter Communications Holding Company, LLC. Charter Communications Holding Company is the direct 100% parent of Charter Communications Holdings, LLC. The common membership units of Charter Communications Holding Company are owned 52.8% by Charter Communications, Inc., 16.2% by Vulcan Cable III and 31.0% by Charter Investment (assuming conversion and exchange of all convertible and exchangeable securities). All of the outstanding common membership units in Charter Communications Holding Company held by Vulcan Cable III and Charter Investment are exchangeable on a one-for-one basis at any time for shares of Class B common stock of Charter Communications, Inc. which are in turn convertible into Class A common stock of Charter Communications, Inc. Charter Communications, Inc. controls 100% of the voting power of Charter Communications Holding Company.

         Certain provisions of the Charter Communications, Inc. certificate of incorporation and Charter Communications Holding Company limited liability company agreement effectively require that Charter Communications, Inc.’s investment in Charter Communications Holding Company replicate, on a “mirror” basis, Charter Communications, Inc.’s outstanding equity and debt structure. As a result of these coordinating provisions, whenever Charter Communications, Inc. issues equity or debt, Charter Communications, Inc. transfers the proceeds from such issuance to Charter Communications Holding Company, and Charter Communications Holding Company issues a “mirror” security to Charter Communications, Inc. that replicates the characteristics of the security issued by Charter Communications, Inc. As a result, in addition to its equity interest in common units of Charter Communications Holding Company, Charter Communications, Inc. also holds 100% of the mirror convertible notes of Charter Communications Holding Company that automatically convert into common membership units upon the conversion of any Charter Communications, Inc. convertible senior notes and 100% of the mirror preferred units of Charter Communications Holding Company that automatically convert into common membership units upon the conversion of the Series A Convertible Redeemable Preferred Stock of Charter Communications, Inc.

         Vulcan Cable III Inc. Vulcan Cable III has a 16.2% common equity interest (assuming conversion and exchange of all convertible and exchangeable securities) and no voting rights in Charter Communications Holding Company. Vulcan Cable III’s membership units in Charter Communications Holding Company are exchangeable for shares of Charter Communications, Inc. Class B common stock on a one-for-one basis at any time. Mr. Allen owns 100% of the outstanding capital stock of Vulcan Cable III.

         Charter Investment, Inc. Charter Investment has a 31.0% common equity interest (assuming conversion and exchange of all convertible and exchangeable securities) and no voting rights in Charter Communications Holding Company. Charter Investment’s membership units in Charter Communications Holding Company are exchangeable for shares of Charter Communications, Inc. Class B common stock at any time on a one-for-one basis. Mr. Allen owns 100% of the outstanding capital stock of Charter Investment.

         Sellers of Bresnan Cable Systems. Upon the closing of the Bresnan acquisition, some of the sellers received a portion of their purchase price in the form of equity interests in subsidiaries of Charter Communications, Inc. rather than in cash. Certain sellers received common membership units in Charter Communications Holding Company that were exchangeable for shares of Charter Communications, Inc. Class A common stock on a one-for-one basis at any time. In February 2002, Bresnan sellers holding in aggregate 14,831,552 membership units in Charter Communications Holding Company (representing approximately 2.1% of the common equity of Charter Communications, Inc. (assuming conversion and exchange of all convertible or exchangeable securities)), exercised their right to cause Mr. Allen or his designee to purchase the membership units. As a result, Vulcan Cable III and Charter Investment, as Mr. Allen’s designees, acquired 9,597,940 and 5,233,612 units, respectively, in Charter Communications Holding Company. Other sellers in the Bresnan acquisition received preferred membership units in CC VIII, LLC that are exchangeable for shares of Charter Communications, Inc. Class A Common Stock. These sellers also have a right to put these units to Mr. Allen. If these remaining Bresnan sellers exchanged their membership units in CC VIII, LLC, these equity holders as a group would have a total 3.4% equity interest in Charter Communications, Inc. (assuming conversion and exchange of all convertible or exchangeable securities). If Charter Communications, Inc. issues Class A common stock to the Bresnan sellers in exchange for their CC VIII preferred membership units, Charter Communications Holding Company will issue mirror Class B common units to Charter Communications, Inc.

         The following table sets forth the information as of February 28, 2002 with respect to the common units of Charter Communications Holding Company and pro forma for (i) the conversion of the mirror convertible notes into Class B common units, (ii) the conversion of the Class B preferred units into Class B common units and (iii) exchange by the Bresnan sellers of their CC VIII preferred membership units for Class A common stock:

				Pro Forma for Conversion
				of Mirror Securities and Exchange of CC
	As of February 28, 2002			VIII Preferred Units

				Number of	Percent of
		Percent of		Common	Total
	Number of Units	Total Common Units	Voting	Units	Common	Voting
	Outstanding(a)	Outstanding	Power	Outstanding	Units	Power

Charter Communications, Inc.
Class B Common Units	294,586,963	46.5%	100%	294,586,963	41.0%	100%

CC VIII Preferred Membership Units(b)	—	—	—	24,273,943	3.4%	—

Mirror Class B Preferred Units (c)	505,664	—	—	2,046,394	0.3%	—

Mirror Convertible Notes (d)	—	—	—	58,881,880	8.1%	—

Total Charter Communications, Inc.	295,092,627	46.5%	100%	379,789,180	52.8%	100%

Vulcan Cable III	116,313,173	18.4%	—	116,313,173	16.2%	—

Charter Investment	222,818,858	35.1%	—	222,818,858	31.0%	—

	634,224,658	100.0%	100%	718,921,211	100%	100%

(a)	Does not include units covered by options that are immediately exchanged for shares of Class A common stock.

(b)	Assumes exchange of CC VIII preferred membership units held by certain of the Bresnan sellers.

(c)	Assumes conversion of Charter Communications, Inc. Series A Convertible Redeemable Preferred Stock held by sellers of the Cable USA systems.

(d)	Assumes conversion of Charter Communications, Inc.’s 5.75% and 4.75% convertible senior notes.

         Charter Communications Holdings, LLC. Charter Holdings, a Delaware limited liability company formed on February 9, 1999, is a co-issuer of the publicly held Charter Holdings notes that consist of $3.575 billion aggregate principal amount of notes issued in March 1999, $1.532 billion aggregate principal amount of notes issued in January 2000, $2.075 billion aggregate principal amount of notes issued in January 2001, $1.943 billion aggregate principal amount of notes issued in May 2001 and $1.1 billion aggregate principal amount of notes issued in January 2002. Charter Holdings owns 100% of Charter Communications Holdings Capital, the co-issuer of these notes. Charter Holdings also owns the various subsidiaries that conduct all of our cable operations, including the Charter, CCV, CC VI, CC VII and CC VIII Companies described below.

         Operating Subsidiaries. These companies are subsidiaries of Charter Holdings and own or operate all of our cable systems. There are separate credit facilities for each of four groups of these operating subsidiaries. As indicated below, these groups include systems acquired in the acquisitions listed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These groups consist of:

•	the Charter Companies, including Charter Operating and its subsidiaries, which own or operate all of the cable systems formerly operated by Charter Investment under the “Charter Communications” name, the cable systems acquired in the following 1999 and 2000 transactions: Marcus, American Cable, Greater Media, Helicon, Vista, Rifkin, South Miami, Farmington and Capital Cable and a portion of the systems acquired in the AT&T transactions. The Charter Companies also include the issuers of outstanding publicly held notes of a subsidiary acquired in the Renaissance acquisition;

•	the CCV and CC VIII Companies, which own or operate all of the cable systems acquired in the Avalon, Interlake and Bresnan acquisitions, a portion of the systems acquired in the Cable USA acquisition, and include co-issuers of outstanding publicly held notes;

•	the CC VI Companies, which own or operate all of the cable systems acquired in the Fanch and Kalamazoo acquisitions and a portion of the systems acquired in the Cable USA acquisition; and

•	the CC VII Companies, which own or operate all of the cable systems acquired in the Falcon acquisition and a portion of the systems acquired in the AT&T transactions.

Acquisitions Completed in 2001

         AT&T Transactions. In February 2001, Charter Communications, Inc. and certain of its subsidiaries entered into several agreements with AT&T Broadband, LLC and certain of its affiliates involving several strategic cable system transactions. Charter Communications, Inc. assigned the agreements to certain of its subsidiaries, and the AT&T transactions closed in June 2001. In the AT&T transactions, we acquired cable systems from AT&T Broadband serving customers in Missouri, Illinois, Alabama, Nevada and California for a total adjusted purchase price of $1.74 billion, consisting of $1.71 billion in cash and a Charter cable system valued at $25.1 million, for a net addition of approximately 551,100 customers as of the closing date. A portion of the net proceeds from the sale of the Charter Holdings May 2001 notes was used to pay a portion of the purchase price of the AT&T transactions. As of December 31, 2001, these cable systems had 570,800 customers. For the year ended December 31, 2001, including the period prior to our acquisition, these systems had revenues of $332.7 million.

         Cable USA Transaction. In August 2001, Charter Communications, Inc. and Charter Communications Holding Company completed the acquisition of several cable systems from Cable USA, Inc. and its affiliates, resulting in a net addition of approximately 30,600 customers in Nebraska, Minnesota and Colorado for a total purchase price of $100.3 million (including certain assumed liabilities), consisting of $44.6 million in cash, 505,664 shares of Charter Communications, Inc. Series A Convertible Redeemable Preferred Stock valued at $50.6 million and additional shares of Series A Convertible Redeemable Preferred Stock valued at $5.1 million to be issued to certain sellers subject to certain holdback provisions of the acquisition agreement. We contributed the systems acquired in these acquisitions to our subsidiaries. As of December 31, 2001, these cable systems had 32,200 customers. For the year ended December 31, 2001, including the period prior to our acquisition, these systems had revenues of $13.9 million.

Business Strategy

         This section includes forward-looking statements regarding, among other things, our plans, strategies and prospects. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this section may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimate,” and “potential,” among others. Among these risks, uncertainties and assumptions are those specified in “– Certain Trends and Uncertainties” and in Exhibit 99.1, “Risk Factors.” We refer you to these sections, as well as to “Forward-Looking Statements.”

         Our ultimate objective is to increase the amount of revenue and cash flow per customer. To achieve this objective, we are pursuing the following strategies:

         Offer an Array of Advanced Products and Services. Consistent with our Wired World™ vision, we seek to be a market leader in the introduction and distribution of advanced products and services. We currently offer advanced video and interactive services, as well as high-speed Internet access data services. Using digital technology, we are able to offer additional video channels to our standard, premium and pay-per-view line-up, including programming of local interest, as well as digital music services. In addition, we offer interactive video programming, including video-on-demand, virtual interactive channels accessible on television through a web-like screen, and an interactive program guide to access television program listings by channel, time, date or programming type. In 2002, we expect to offer several new advanced products and services in targeted markets, including an advanced media center terminal that enables digital video recorder capability, home networking and internet-access over the television; wireless home networking; and an enhanced customized internet portal, with a customized browser and charter.com e-mail. In 2002, we began to offer telephony on a limited basis through our broadband network using circuit-based switch technology and will continue with trials of our voice-over Internet protocol telephony. Digital television and its related suite of interactive services, as well as high-speed cable modem Internet access, provide additional value and product differentiation, both to us and to our customers, and as a result, are instrumental in solidifying the relationship with our customers.

         Build and Operate a Technologically Advanced Broadband Network. We continue to upgrade the technical quality and capacity of our existing systems. We will build out new systems to a minimum bandwidth of 550 megahertz or greater, which will allow us to:

•	offer digital television, high-speed Internet access (data services) and other advanced products and services;

•	increase channel capacity up to 82 analog channels, and add even more channels and services when our bandwidth is used for digital signal transmission; and

•	permit two-way communication, so that Internet access does not require a separate telephone line and our systems can provide interactive services, and potentially, telephony services.

         By December 31, 2003, when we anticipate that the upgrade of our existing systems will be substantially complete, we expect that approximately 92% of our customers will be served by cable systems with at least 550 megahertz bandwidth capacity, 87% of our customers will be served by cable systems with at least 750 megahertz bandwidth capacity, 89% of our customers will have the two-way communication capability that is necessary for cable modem high-speed Internet access, and 92% of our customers will have access to digital services.

         As part of our upgrade, we are working to reduce the number of headends that serve our customers. Because headends are the control centers of a cable television system, where incoming signals are amplified, converted, processed and combined for transmission to the customer, reducing the number of headends reduces related equipment and maintenance expenditures. Headend consolidation, together with our other upgrades, also will provide enhanced picture quality and system reliability. It is anticipated that upon completion of our upgrade, approximately 83.5% of our customers will be served by headends serving at least 10,000 customers.

         In 2001, we completed a national network operations center to monitor and control all aspects of our network to enhance the reliability of our upgraded systems and support our high-speed Internet access and other advanced products. By December 31, 2003, we plan to have nine regional operations centers that will focus on our local network operations.

         As a result of our upgraded cable systems, we believe that we are well positioned to be a market leader in the deployment of technologically advance products and services as they are developed.

         Focus on the Customer. To maximize customer satisfaction and loyalty, we operate our business to provide reliable, high-quality products and services and superior customer care. We tailor our product and service packages to suit the diverse communities we serve and satisfy local preferences for programming. Because of our decentralized operating structure, we are able to maintain a strong management presence at the local system level to improve our customer service and respond to local customer needs. We operate seven state-of-the-art regional customer contact centers that provide customers with access to specialized customer care representatives 24 hours a day, seven days a week, including a fully-staffed and equipped facility acquired in 2002 from High Speed Access Corp. We expect to build four additional customer contact centers in 2002. We believe that our customer service efforts enhance customer satisfaction, enable us to attract and retain valuable customers, increase customer demand and acceptance for our new advanced products and services, and strengthen the Charter brand name.

         Employ Innovative Marketing. Our marketing efforts continue to focus on offering our variety of Charter-branded entertainment and information services that provide value, choice, convenience and quality to our customers. We offer value-priced packages of multiple advanced products and services, such as combinations of digital television, premium video channels and high speed Internet access for a price that is lower than purchasing the products separately. These bundled offerings enable us to respond to consumer demand for advanced services such as high-speed Internet access, provide cutting-edge new services such as interactive virtual channels, and at the same time, offer an attractive price/value ratio that enhances customer satisfaction. Because our advanced products and services are often new to the marketplace, our marketing programs are designed to educate customers about the availability and the advantages of those products and services. We utilize database marketing to target audiences and tailor marketing programs to local customer preferences. In 2001, we retained Dan Aykroyd to serve as our celebrity spokesperson for media advertising. In addition, we promote our services through consumer electronics retailers and proprietary locations. We also have retention and loyalty programs for retaining customers that include televised advertising to reinforce the link between quality service and the Charter brand name.

Products and Services

         This section includes forward-looking statements regarding, among other things, our plans, strategies and prospects. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this section may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimate,” and “potential,” among others. Among these risks, uncertainties and assumptions are those specified in “– Certain Trends and Uncertainties” and in Exhibit 99.1, “Risk Factors.” We refer you to these sections, as well as to “Forward-Looking Statements.”

         We offer our customers traditional cable television services and programming as well as advanced high bandwidth services such as digital television, cable modem high-speed Internet access and interactive television. We plan to continue to enhance and upgrade these services by adding new programming and other advanced products and services as they are developed. In 2001, we focused on our digital television and high-speed Internet services, with several market deployments of video-on-demand. Because our upgraded systems now allow us to offer advanced products and services in a greater number of markets, in 2002 we will focus on increased deployment of high-speed Internet access so that more customers will have access to both data and video services.

         Traditional Cable Television Services. Customers subscribing to both “basic” and “expanded basic” service generally receive a line-up of between 33 and 82 channels of television programming, depending on the bandwidth capacity of the system. Customers who pay additional amounts can also subscribe to additional channels, either individually or in packages, as add-ons to the basic channels. We tailor both our basic channel line-up and our additional channel offerings to each system according to demographics, programming preferences, competition, price sensitivity and local regulation.

         Our traditional cable television service offerings include the following:

•	Basic Cable. All of our customers receive a package of basic programming, transmitted via an analog signal, which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite delivered or non-broadcast channels.

•	Expanded Basic Cable. This expanded programming level includes a package of satellite-delivered or non-broadcast channels (such as ESPN, CNN and Lifetime Television) in addition to the basic channel line-up.

•	Premium Channels. These channels provide commercial-free movies, sports and other special event entertainment programming. Home Box Office, Cinemax, Showtime, the Movie Channel, Starz and Encore are examples of premium channels. Although we offer subscriptions to premium channels on an individual basis, we are offering an increasing number of premium channel packages and are bundling premium channels with our advanced services.

•	Pay-Per-View. These channels allow customers to pay on a per event basis to view a single showing of a recently released movie, a one-time special sporting event or music concert on a commercial-free basis.

         Advanced Products and Services. Cable’s high bandwidth is a key factor in the successful delivery of advanced products and services. A variety of emerging technologies and increasing Internet usage by our customer base have presented us with substantial opportunities to expand our sources of revenue. In an increasing number of our systems, we now offer a variety of advanced products and services, including:

•	digital television and its related enhancements, such as an interactive programming guide;

•	high-speed Internet access via cable modem;

•	interactive services related to on-screen broadcast programming, such as Wink, which adds interactivity and electronic commerce opportunities to traditional programming and advertising;

•	virtual interactive channels for news, finance, weather, sports, shopping and movie theater listings, accessible on television through a web-like screen;

•	video-on-demand;

•	television-based Internet access, which allows customers to access the Internet through the use of our two-way capable cable systems without the need for a personal computer; and

•	private network services, such as voice and data transmission services to a network of interconnected locations of a single customer.

         The following table summarizes our customer statistics for our analog and digital cable and advanced products and services. The pro forma statistics as of December 31, 2000 reflect all acquisitions and dispositions completed in 2000 and 2001 as if such acquisitions occurred on January 1, 2000.

	As of December 31,

	Actual 2001	Pro Forma 2000	Actual 2000

Video services

Basic cable

Homes passed(a)	11,502,300	11,291,800	10,225,000

Basic customers(b)	6,953,700	6,913,100	6,350,900

Penetration(c)	60.5%	61.2%	62.1%

Digital cable

Homes passed(a)	10,638,300	9,711,600	8,793,000

Digital customers	2,144,800	1,177,500	1,069,500

Penetration of homes passed(c)	20.2%	12.1%	12.2%

Penetration of basic customers	30.8%	17.0%	16.8%

Number of digital terminals deployed	2,951,400	1,470,500	1,336,900

Video-on-demand

Homes passed(a)	1,994,700	170,000	170,000

Internet and other data services

Cable modem high-speed Internet access

Homes passed(a)	7,560,600	5,841,300	5,550,800

Cable modem customers	607,700	229,000	215,900

Dial-up customers	37,100	42,000	36,500

Total data customers	644,800	271,000	252,400

Penetration(c)	8.5%	4.6%	4.5%

Interactive television (Wink)

Homes passed(a)	3,419,900	3,271,400	3,271,400

Interactive TV customers	679,100	304,400	304,400

	Pro Forma for the Year Ended
	December 31,

	2001	2000

Average monthly pro forma revenue per basic customer(b)(d)	$49.31	$43.53

Average monthly pro forma operating cash flow per basic customer(b)(e)	$21.76	$19.94

(a)	Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable television distribution network in a given cable system service area to which we offer the named service.

(b)	Basic customers are customers who receive basic cable service. All of our customers, including those receiving digital or advanced services, receive basic cable service.

(c)	Penetration represents customers as a percentage of homes passed.

(d)	Average pro forma monthly revenue per basic customer represents pro forma revenues from all sources, adjusted to illustrate the effect of all 2000 and 2001 acquisitions as if they had closed on January 1, 2000, divided by twelve, divided by the number of basic customers at the end of the year (actual for December 31, 2001 and pro forma for December 31, 2000, reflecting all acquisitions closed since this date).

(e)	Average pro forma monthly operating cash flow per basic customer represents pro forma operating cash flow (defined as pro forma revenues less the sum of pro forma operating, general and administrative expenses and corporate expense charges), adjusted to illustrate the effect of all 2000 and 2001 acquisitions as if they had closed on January 1, 2000, divided by twelve, divided by the number of basic customers at the end of the year (actual for December 31, 2001 and pro forma for December 31, 2000, reflecting all acquisitions closed since this date).

         Digital Television. As part of our systems upgrade, we are installing headend equipment capable of delivering digitally encoded cable transmissions to a two-way digital-capable set-top terminal in the customer’s home. This digital connection offers significant advantages. For example, we can compress the digital signal to allow the transmission of up to twelve digital channels in the bandwidth normally used by one analog channel. The increased channel capacity will allow us to increase both programming and service offerings, including offering video-on-demand to pay-per-view customers.

         We offer digital service to our customers in several different service combination packages. All digital packages include a digital set-top terminal, an interactive electronic programming guide, 45 channels of CD quality digital music, an expanded menu of pay-per-view channels and at least thirty additional digital channels. In markets where Wink-enhanced programming and video-on-demand are available, all of our digital customers also are able to receive these services. Certain digital packages also offer customers one or more premium channels of their choice with “multiplexes.” Multiplexes give customers access to several different versions of the same premium channel which are varied as to time of broadcast (such as east and west coast time slots) or programming content theme (such as westerns or romance). Other digital packages bundle digital television with other advanced services, such as Internet access.

         As of December 31, 2001, we had approximately 2.1 million digital customers and our digital penetration was 20.2% of digital homes passed. We expect to increase our digital customers to approximately 2.7 million by December 31, 2002.

         Cable Modem-Based High-Speed Internet Access. We offer high-speed data and Internet access to our residential customers primarily via cable modems attached to personal computers, at speeds of up to approximately 50 times the speed of a conventional telephone modem. As of December 31, 2001 we had approximately 607,700 cable modem high-speed Internet customers. Primarily as a result of increased consumer demand, by December 31, 2002, we expect to increase the number of our cable modem high-speed Internet access customers to between approximately 1.2 million and 1.25 million.

         We offer high-speed Internet access services under the Charter Pipeline brand to our high-speed Internet access customers and in certain markets we offer high-speed Internet access in conjunction with a third-party provider. In October 2001, pursuant to an agreement with Microsoft Corporation, we introduced for our Charter Pipeline customers a custom start page that is co-branded with Microsoft’s network of websites, known as MSN, with content modules that we provide, including, for example, movie trailers, previewing movies on pay-per-view and video-on-demand, and television listings. In the second quarter of 2002, we expect to introduce a custom browser that will be co-branded with the MSN browser and charter.com e-mail. Our recent acquisition of high-speed Internet access assets from High Speed Access in February 2002, included a customer contact center, network operating center and provisioning software, all of which were being utilized to service our high-speed cable modem Internet access customers.

         On September 28, 2001, Excite@Home Corporation, the provider of high-speed Internet access service to approximately 145,000, or 25%, of our data customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. By March 1, 2002, we successfully transitioned over all of our customers served by Excite@Home to our Charter Pipeline™ service. As of December 31, 2001, after giving effect to the Excite@Home transition and the High Speed Access acquisition, approximately 87.3% of our high-speed Internet access customers received our Charter Pipeline high-speed Internet access service and 13.7% received services provided in conjunction with a third-party service provider.

         Traditional Dial-Up Modem Internet Access. Traditional dial-up Internet access is available upon customer request in a limited number of our markets where two-way cable modem Internet access is not yet available.

         TV-Based Internet Access. We expect to launch the digeo™ television-based Internet access service in St. Louis in the second half of 2002. This premium digeo™ product is designed to blend the power of the Internet with the convenience of the television. Through the use of an advanced digital set-top terminal companion, customers will be able to access Internet-based streaming media on the television, including both local and national news, sports and entertainment. The Internet domain name of customers using this service will be “Charter TV.” The digeo™ product is a “portal,” which is an Internet web site that serves as a user’s initial point of entry to the World Wide Web. By offering selected content, services and links to other web sites, a portal guides and directs users through the World Wide Web. In addition, the portal generates revenues from advertising on its own web pages and by sharing revenues generated by linked or featured web sites.

         We plan to use digeo™ as our television-based portal for an initial six-year period. A Charter Communications subsidiary and an affiliate of Mr. Allen both own equity interests in digeo, inc. See “Item 13. Certain Relationships and Related Transactions – Business Relationships.”

         Our WorldGate television-based Internet access service offers easy, low-cost Internet access to customers at connection speeds ranging up to 128 kilobits per second. This service, with its user-friendly interface, appeals to first-time Internet users and does not require the use of a personal computer, an existing or additional telephone line, or any additional equipment. The Internet domain name of the customers who use this service is “Charter.net.” This allows customers to switch or expand to our other Internet services without a change of e-mail address. As of December 31, 2001, we had 557,100 homes passed and 9,000 TV-based Internet customers.

         Video-On-Demand. Roll-out of video-on-demand (VOD) service to digital customers began in some of our markets in 2000, with expanded distribution in 2001. With VOD service, customers can access hundreds of movies and other programming at any time, with digital picture quality. VOD allows full VCR functionality, including the ability to pause, rewind and fast-forward programs. Customers can also stop a program and resume watching it several hours later during the rental period. In addition, the VOD programming available in a particular market can be customized for market-based or customer preferences and local interest. For example, foreign language or other local programming could be offered in markets where such programming is likely to appeal to customers. Generally, customers pay for VOD (such as movies) on a per-selection basis. Some VOD programming is also available on a category basis (such as children’s programming) for a single monthly fee in addition to single selection purchases.

         As of December 31, 2001, VOD was available to digital customers in systems passing approximately 2.0 million homes in ten markets with approximately 300 titles available to customers. In systems where VOD is available, it is included as a standard feature of our digital service packages. By December 31, 2002, we expect video-on-demand to be available in systems passing in excess of 4.0 million homes. In 2001, we relied on a single source-provider for the hardware, software, programming content, and operational support used for VOD. In 2002, we plan to add other sources for each of these products and services and will attempt to secure some or all of the programming content directly from programmers rather than through a third-party content consolidator.

         Interactive Video Programming. We provide interactive programming using technology developed by Wink Communications, Inc. The Wink technology embeds interactive features, such as additional information and statistics about a television program or the option to order an advertised product, into programming and advertisements. A customer with a Wink-enabled set-top terminal and a Wink-enabled cable provider sees an icon flash on the screen when additional Wink features are available to enhance a program or advertisement. By pressing the select button on a standard remote control, a viewer of a Wink-enhanced program is able to access additional information regarding such program, including, for example, information on prior episodes or the program’s characters. A viewer watching an advertisement is able to access additional information regarding the advertised product and may also be able to utilize the two-way transmission features to order a product. We have bundled Wink’s services with our traditional cable services in both our advanced analog and digital platforms. Wink’s services are provided free of charge to the customer. A company controlled by Mr. Allen has a minority equity interest in Wink. See “Item 13. Certain Relationships and Related Transactions – Business Relationships.”

         Various programming networks, including CNN, NBC, ESPN, HBO, Showtime, Lifetime, VH1, the Weather Channel and Nickelodeon, together currently produce over 2,400 hours of Wink-enhanced programming per week. Under certain revenue-sharing arrangements, we will modify our headend technology to allow Wink-enabled programming to be offered on our systems. We receive fees from Wink each time one of our customers uses Wink to request certain additional information or order advertised products. In 2001 our customers averaged approximately 381,000 clicks per week on Wink icons.

         In September 2001, Charter Communications, Inc. amended its agreement with digeo interactive, LLC, a subsidiary of digeo, inc., to provide that digeo would provide Charter Interactive Channels (commonly known as “i-channels”) to certain of our customers receiving Wink services. In November 2001, we made this service available to our digital subscribers in Glendale, California, and by March 1, 2002, the i-channels were available to an aggregate of 550,000 digital subscribers. As of March 1, 2002, over 20% of the digital subscribers in these markets were active users of the i-channels, with a per-user average of 12.5 screen views per week. We plan to deploy this service aggressively in 2002 and intend to offer the service to over 1.0 million customers by December 31, 2002. Currently, those digital subscribers receiving i-channels receive the service at no additional charge.

         Telephony/Voice Services. We are exploring technologies using Internet protocol telephony to transmit digital voice signals over our systems. We launched preliminary Internet protocol telephony trials in 2001 and 2002, and will continue with our market trials during 2002. Following these market trials, we will evaluate the business model for deployment of this service. Commencing in January 2002, we began offering traditional circuit switch-based telephony in the St. Louis area to approximately 16,000 customers acquired in the AT&T acquisition. We have marketed telephony services as a competitive access provider in Wisconsin through one of our subsidiaries and are currently exploring the expansion of our services as a competitive access provider in other states.

         Other New Business Initiatives. We are seeking to provide our customers in 2002 with advanced broadband media center terminals that include digital video recording capabilities (commonly referred to as “DVR”) and operate in conjunction with certain existing digital set top terminals. Built-in DVR capability in the set-top terminal will enable customers to store video, audio and Internet content. In February 2002, we signed an agreement with Motorola, Inc. to engineer, manufacture and market these media centers, and a stand-alone unit is also planned for development. digeo, inc. collaborated with us on the design for the advanced broadband media centers. A Charter Communications subsidiary and an affiliate of Mr. Allen both own equity interests in digeo, inc. See “Item 13. Certain Relationships and Related Transaction – Business Relationships.”

         We expect to offer high-definition television (HDTV) on a limited basis in five test markets by the end of the first half of 2002, and in at least two additional test markets by the third quarter of 2002. HDTV will provide our digital customers with video services at a higher resolution than standard television. We hope to expand our offering of HDTV to additional markets and to increase the number of channels for which we provide HDTV by December 31, 2002.

         In addition, in 2002 we are anticipating that we will be able to expand our offering of subscription video-on-demand (commonly known as “SVOD”), or VOD programming that is available on a category basis, for a single monthly fee, beyond children’s programming to include premium programming. If we are successful in expanding this offering, our customers receiving SVOD would have access to the regular programming provided by many of our program providers and access to a certain number of movies carried by these providers.

         We are also exploring the deployment of wireless networking technology for our residential cable modem customers. This will initially be available to cable modem customers who will utilize the technology over multiple personal computers. The service is expected to eventually have a broader application by allowing shared use of other video-based data throughout the home.

         We evaluate the feasibility and profitability of our new business initiatives on an ongoing basis to understand the risks and benefits posed by investing in such new products and services and to gauge our interest and commitment level with respect to these new products. Because we launch new products and services in a limited number of targeted markets, we do not expect these initiatives to produce meaningful or material revenues or cash flows. Additionally, because it takes time for new products and services to gain acceptance and reach certain utilization levels, we cannot predict when, if ever, such initiatives would begin to produce such revenues or cash flow.

         Private Business Networks. We established Charter Business Networks as a separate division to offer integrated network solutions for data, video, Internet and private voice communications to commercial and institutional customers in certain of our markets. These solutions include virtual local area and wide area networks with bandwidth and Internet access capacity based on customer needs, supported by remote monitoring.

         Sale of Local Advertising. We receive revenue from the sale of local advertising on satellite-delivered networks such as MTV, CNN and ESPN. In any particular system, we generally insert local advertising on a minimum of twelve networks, and have covered up to 40 channels. Our system rebuild and additional digital services launches have increased the number of channels, and made it possible to insert local advertising. In addition, we receive revenue from certain programmers related to the launch of new cable television channels.

         Home Shopping. In 2001, we received revenues from channels devoted exclusively to home shopping (such as HSN) and other channels that allow us to insert infomercials during off-peak hours.

Pricing for Our Products and Services

         Our revenues are derived principally from the monthly fees our customers pay for cable services. The prices we charge vary based on the market served and level of service selected and are usually adjusted on an annual basis. As of December 31, 2001, the average monthly fee was $13.22 for basic service and $23.84 for expanded basic service. A one-time installation fee, which may be waived in part during certain promotional periods, is charged to new customers. We believe our price practices are in accordance with Federal Communications Commission guidelines and are consistent with those prevailing in the industry generally. See “– Regulation and Legislation.”

         In accordance with the Federal Communications Commission’s rules, the prices we charge for cable-related equipment, such as set-top terminals and remote control devices, and installation services are based on actual costs plus a permitted rate of return.

         Although our service offerings vary by market because of differences in the bandwidth capacity of the cable systems in each of our markets and competitive and regulatory factors, our services, when offered on a stand-alone basis, are typically offered at monthly price ranges as follows:

Service	Price Range

Basic cable	$9.88-$17.00

Expanded basic cable	$17.00-$33.63

Premium channel	$11.95-$13.95

Pay-per-view (per movie or event)	$3.95-$49.95

Digital cable video packages	$45.95-$85.95

High-speed Internet access by cable modem	$29.95-$79.95

Video-on-demand (per selection)	$0.99-$12.95

Our Network Technology

         As of December 31, 2001, our cable systems consisted of approximately 210,228 sheath miles, including approximately 43,046 sheath miles of fiber optic cable, passing approximately 11.5 million households and serving approximately 7 million customers. Fiber optic cable is a communication medium that uses glass fibers to transmit signals over long distances with minimum signal loss or distortion.

         The following table describes the current technological state of our systems as of December 31, 2001 and the anticipated progress of planned upgrades through 2003, based on the percentage of our customers who will have access to the bandwidths listed below and two-way capability:

		550 megahertz
	Less than	to			Two-way
	550 megahertz	660 megahertz	750 megahertz	870 megahertz	capability

December 31, 2001	19.7%	9.6%	40.7%	30.0%	73.1%

December 31, 2002	9.3%	6.2%	40.8%	43.8%	86.1%

December 31, 2003	7.8%	4.9%	40.4%	46.9%	88.5%

         We have adopted the hybrid fiber coaxial cable (HFC) architecture as the standard for our ongoing systems upgrades. HFC architecture combines the use of fiber optic cable with coaxial cable. Fiber optic cable has excellent broadband frequency characteristics, noise immunity and physical durability and can carry hundreds of video, data and voice channels over extended distances. Coaxial cable is less expensive and requires a more extensive signal amplification in order to obtain the desired transmission levels for delivering channels. In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes passed served by that node. Our system design enables a maximum of 500 homes passed to be served by a single node. Currently, our average node serves approximately 380 homes passed. Our system design provides for six strands of fiber to each node, with two strands activated and four strands reserved for future services (sometimes referred to as “dark fiber”). We believe that this hybrid network design provides high capacity and superior signal quality, and will enable us to provide the newest forms of telecommunications services to our customers. It also provides reserve capacity for the addition of future services.

         The primary advantages of HFC architecture over traditional coaxial-only cable networks include:

•	increased bandwidth capacity, for more channels and other services;

•	dedicated bandwidth for two-way services, which avoids reverse signal interference problems that can otherwise occur with two-way communication capability;

•	improved picture quality and service reliability; and

•	operating efficiencies resulting from a reduced number of headends.

         In 2001, we established a fully operational national network operations center to monitor our networks and ensure maximum quality of service. Monitoring becomes increasingly important as we increase the number of customers utilizing two-way high-speed data service. In February 2002, we acquired a fully operational network operations center from High Speed Access Corp., which we will convert into a regional network operations center. By December 31, 2003, we expect to operate nine regional operations centers that will focus on local network operations. These regional operations centers will be either new facilities or conversions of existing facilities.

Management of Our Systems

         Our operating philosophy emphasizes decentralized management, with decisions being made as close to the customer as possible. In January 2002, we restructured from two to three operating divisions and consolidated from twelve to ten operating regions; the existing Eastern Division was subdivided into four operating regions; the Western Division was subdivided into three operating regions; and the Midwest Division was subdivided into three operating regions. Each of the three divisions is managed by a Senior Vice President, who is responsible for the overall supervision of the operating regions within the division. Each operating region is separately managed and supported by operational, marketing and engineering personnel at the regional and local system level.

         Our consolidation of certain functions at the regional level has resulted in numerous operating efficiencies and superior customer care. At the same time, our centralized financial management by our corporate office enables us to set financial and operating benchmarks and monitor system performance on an ongoing basis. Our corporate office also performs certain financial functions such as accounting, finance and acquisitions, payroll and benefit administration, internal audit, purchasing and programming contract administration on a centralized basis.

Markets

         We provide our cable and other services throughout 40 of the 48 continental United States, with approximately 80% of our customers located in 14 states. The following table shows our major strategic markets and the number of basic customers in each of these markets as of December 31, 2001:

Number of
Market	Basic Customers

Los Angeles, California	521,000

St. Louis, Missouri	512,000

Greenville/Spartanville, South Carolina	333,000

Madison, Wisconsin	237,000

Atlanta, Georgia	232,000

Charleston, West Virginia	193,000

Fort Worth, Texas	190,000

Birmingham, Alabama	170,000

Worcester, Massachusetts	155,000

Reno, Nevada	151,000

Hickory, North Carolina	133,000

Kingsport, Tennessee	129,000

Bay City, Michigan	120,000

Fond du Lac, Wisconsin	111,000

Total	3,187,000

Sales and Marketing

         We have a strong team responsible for overseeing the sales and the marketing strategies of our individual systems. We have a dedicated marketing manager in each of our significant systems, while smaller systems are handled regionally. We believe our success in marketing comes in large part from new and innovative ideas and from good interaction, quick information flow and sharing of best practices between our corporate office, which handles programs and administration, and our field offices, which implement the various programs. In addition, we constantly monitor the regulatory arena, customer perception, competition, pricing and product preferences to increase our responsiveness to our customers.

         Our long-term marketing objective is to increase our revenue growth per household. We hope that customers will come to view their cable connection as the best “pipeline” to the home for a multitude of services. To achieve this objective, we are pursuing the following strategies:

•	package product offerings to promote the sale of multiple advanced and premium services, provide an attractive price/value relationship to our customers, and enable greater opportunity for customer entertainment and information choices;

•	increase the number of residential consumers who subscribe to digital service, which enables them to receive a greater variety of television channels and interactive services;

•	increase the number of systems where our advanced products and services are available;

•	be a market leader in the introduction of new advanced products and services;

•	educate customers about the advantages offered by advanced products and services;

•	target marketing opportunities based on geodemographic data and past purchasing behavior; and

•	employ Charter branding of products to promote customer awareness and loyalty, including retention of Dan Aykroyd as celebrity spokesperson.

         We invest significant amounts of time, effort and financial resources in marketing new and existing services. To increase customer penetration and increase the level of services used by our customers, we use coordinated marketing techniques, including door-to-door solicitation, media advertising, e-marketing, and proprietary locations. We have developed specialized programs to attract customers who have never subscribed for cable services and customers of competitive services. In 2001, we began to sell our services through consumer electronics retailers and other retailers that sell televisions or cable modems.

Customer Care

         Maximizing customer satisfaction is a key element of our business strategy. In support of our commitment to customer satisfaction, we operate a 24-hour customer service hotline for nearly all of our systems and offer on-time installation and service guarantees.

         To better serve our customers, we are consolidating some of our local customer care functions at the regional level. As of December 31, 2001, the ten largest customer contact centers handled approximately 38% of our customers. In February 2002, through our acquisition of the high-speed Internet access assets of High Speed Access, we acquired an additional customer contact center dedicated to serving cable modem high-speed Internet access customers. By establishing regional customer contact centers, we are able to service our customers 24 hours a day, seven days a week, with highly trained personnel. These regional centers utilize state-of-the-art equipment that enhances all interactions with our customers and provides a high-performance employee environment. Our customer care specialists receive extensive training to develop customer contact skills and product knowledge that are critical to high rates of customer retention as well as selling additional services and higher levels of service to our customers. We expect that our customer care functions will benefit from the additional technologies available as our national and regional network operations centers open in the related area. We utilize surveys, focus groups and other research tools as part of our efforts to determine and respond to customer needs.

         Consistent with our focus on customer satisfaction, we have implemented stringent customer care standards that we believe meet or exceed those established by the National Cable Television Association, the Washington, D.C.-based trade association for the cable industry.

Programming

         General. We believe that offering a wide variety of conveniently scheduled programming is an important factor influencing a customer’s decision to subscribe to and retain our cable services. We devote considerable resources to obtaining access to a wide range of programming that we believe will appeal to both existing and potential customers. We rely on extensive market research, customer demographics and local programming preferences to determine channel offerings in each of our markets. We obtain basic and premium programming from a number of suppliers, usually pursuant to a written contract. Our programming contracts generally continue for a fixed period of time, usually from three to ten years, and are subject to negotiated renewal. Some program suppliers offer financial support for the launch of a new channel and ongoing marketing support. We also try to negotiate volume discount pricing structures.

         Costs. Programming tends to be made available to us for a flat fee per customer. However, some channels are available without cost to us. In connection with the launch of a new channel, we may receive a distribution fee to support the channel launch. For home shopping channels, we receive a percentage of the amount spent in home shopping purchases by our customers on channels we carry.

         Our cable programming costs have increased in recent years and are expected to continue to increase due to factors including:

•	additional programming being provided to customers as a result of system rebuilds that increase channel capacity;

•	increased cost to produce or purchase cable programming;

•	inflationary or negotiated annual increases; and

•	system acquisitions that increase the number of customers.

         In every year we have operated, our costs to acquire programming have exceeded customary inflationary and cost-of-living type increases. In particular, sports programming costs have increased significantly over the past several years. In addition, contracts to purchase sports programming sometimes contain built-in cost increases for programming added during the term of the contract.

         Under rate regulations of the Federal Communications Commission, cable operators may increase their rates to customers to cover increased costs for programming, subject to certain limitations. See “–Regulation and Legislation.”

Franchises

         As of December 31, 2001, our systems operated pursuant to a total of approximately 4,570 franchises, permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and is usually not transferable unless the granting governmental authority consents. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of gross revenues, which is the maximum amount that may be charged under the applicable federal law.

         Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the granting authorities. This process usually takes three years but can take a longer period of time. The Communications Act provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. If a renewal is withheld and the granting authority takes over operation of the affected cable system or awards the cable franchise to another party, the granting authority must pay the existing cable operator the “fair market value” of the physical system assets. However, there is no requirement that the granting authority take over the operation or award it to another party. The Communications Act also established comprehensive renewal procedures requiring that an incumbent franchisee’s renewal application be evaluated on its own merit and not as part of a comparative process with competing applications. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as technological upgrades to the system. Although historically we have been able to renew our franchises without incurring significant costs, we cannot assure you that any particular franchise will be renewed or that it can be renewed on commercially favorable terms. Our failure to obtain renewals of our franchises, especially those in major metropolitan areas where we have the most customers, would have a material adverse effect on our business, results of operations and financial condition. Approximately 37% of our franchises covering approximately 37% of our basic cable customers expire within five years of December 31, 2001.

         Under the 1996 Telecom Act, state and local authorities are prohibited from limiting, restricting or conditioning the provision of telecommunications services. They may, however, impose “competitively neutral” requirements and manage the public rights-of-way. Granting authorities may not require a cable operator to provide telecommunications services or facilities, other than institutional networks, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also limits franchise fees to an operator’s cable-related revenues and clarifies that they do not apply to revenues that a cable operator derives from providing new telecommunications services. In a March 2002 decision, the Federal Communications Commission tentatively held that a cable operator’s provision of Internet access service should not subject the operator to additional franchising requirements nor should the revenue derived from such service be subject to local franchise fee assessments.

         We believe our relations with the franchising authorities under which our systems are operated are generally good. Substantially all of the material franchises relating to our systems which are eligible for renewal have been renewed or extended at or prior to their stated expiration dates.

Competition

         We face competition in the areas of price, products and services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. In addition, as we expand into additional services such as high-speed Internet access, interactive services and telephony, we face competition from other providers of each type of service. We operate in a very competitive business environment which can adversely affect our business and operations.

         Through business developments such as the merger of Tele-Communications, Inc. and AT&T and the merger of America Online, Inc. (AOL) and Time Warner Inc., customers have come to expect a variety of services from a single provider. While these mergers are not expected to have a direct or immediate impact on our business, they encourage providers of cable and telecommunications services to expand their service offerings. They also encourage consolidation in the cable industry, such as the proposed merger of AT&T Broadband with Comcast Corp., the largest and third largest cable providers in the country, as cable operators recognize the competitive benefits of a large customer base and expanded financial resources.

Our key competitors include:

         DBS. Direct broadcast satellite, known as DBS, is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 17 million subscribers nationwide. DBS service allows the subscriber to receive video and high-speed Internet access services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system.

         DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in 1999 eliminated this legal impediment. As a result, DBS companies now may retransmit such programming, once they have secured retransmission consent from the popular broadcast stations they wish to carry, and they faced mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation have begun carrying the major network stations in the nation’s top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology, and the DBS companies currently offer local broadcast programming only in the larger U.S. markets. The DBS industry initiated a judicial challenge to the 2002 requirement mandating carriage of less popular broadcast stations. This lawsuit alleges that the requirement (similar to the one applicable to cable systems) is unconstitutional. The federal district court and circuit court both rejected the DBS industry’s constitutional challenge, but the industry is now seeking review by the U.S. Supreme Court.

         In October 2001, EchoStar and DirecTV, the two largest DBS providers in the country, announced EchoStar’s planned merger with DirecTV, subject to, among other things, regulatory approval. If approved by regulators and consummated, the proposed merger would provide expanded transmission capacity for a single company serving more than 17 million customers. It is unclear what impact the consolidation of these two companies will have on the competition we face from the DBS industry. EchoStar and DirecTV have announced, however, that the merger would afford the surviving entity sufficient capacity to expand the carriage of local broadcast programming to every U.S. television market.

         DSL. The deployment of digital subscriber line technology, known as DSL, allows Internet access to subscribers at data transmission speeds greater than available over conventional telephone lines. DSL service therefore is competitive with high-speed Internet access over cable systems. Several telephone companies and other companies offer DSL service. There are bills now before Congress that would reduce regulation of Internet services offered by incumbent telephone companies, and the Federal Communications Commission recently initiated a rulemaking proceeding that could materially reduce existing regulation of DSL service, essentially freeing such service from traditional telecommunications regulation. The Federal Communications Commission’s decisions and policies in this area are subject to change. We cannot predict the likelihood of success of the Internet access services offered by our competitors, or the impact on our business and operations of these competitive ventures.

         DSL and other forms of high-speed Internet access provide competition to our own provision of Internet access. For example, EchoStar and DirecTV have both begun the provision of high-speed Internet access to residential consumers. High-speed Internet access also facilitates the streaming of video into homes and businesses. As the quality and availability of video streaming over the Internet improve, video streaming may compete with the traditional delivery of video programming services over cable systems. It is possible that programming suppliers will consider bypassing cable operators and market their services directly to the consumer through video streaming over the Internet.

         Broadcast Television. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an “off-air” antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through “off-air” reception compared to the services provided by the local cable system. The recent licensing of digital spectrum by the Federal Communications Commission will provide incumbent television licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

         Traditional Overbuilds. Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. It is possible that a franchising authority might grant a second franchise to another cable operator and that such a franchise might contain terms and conditions more favorable than those afforded us. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system’s cable system, may be able to avoid local franchising requirements. Well-financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, may over time become competitors. There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There also has been interest in traditional overbuilds by private companies. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes and businesses in the overbuilt area on a more cost-effective basis than us. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

         As of December 31, 2001, we are aware of overbuild situations impacting approximately 3.5% of our total basic customers, and potential overbuild situations in areas servicing approximately 4.6% of our total basic customers, together representing a total of approximately 8.1% of our basic customers. Additional overbuild situations may occur in other systems. In response to such overbuilds, these systems have been designated priorities for the upgrade of cable plant and the launch of new and enhanced services. As of December 31, 2001, we have upgraded many of these systems to at least 750 megahertz two-way HFC architecture.

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

         Several telephone companies have obtained or are seeking cable franchises from local governmental authorities and are constructing cable systems. Some local exchange carriers may choose to make broadband services available under the open video regulatory framework of the Federal Communications Commission or through wireless technology. In addition, local exchange carriers provide facilities for the transmission and distribution of voice and data services, including Internet services, in competition with our existing or potential interactive services ventures and businesses. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. Although enthusiasm on the part of local exchange carriers appears to have waned in recent months, the entry of telephone companies as direct competitors in the video marketplace may become more widespread and could adversely affect the profitability and valuation of established cable systems.

         As we expand our offerings to include Internet access and other telecommunications services, we will be subject to competition from other telecommunications providers. The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, who have brand name recognition and long-standing relationships with regulatory authorities and customers. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable operators, local exchange carriers and others may result in providers capable of offering cable television, Internet, and telecommunications services in direct competition with us.

         Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

         Private Cable. Additional competition is posed by satellite master antenna television systems known as “SMATV systems” serving multiple dwelling units, referred to in the cable industry as “MDUs”, such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors. The Federal Communications Commission ruled in 1998 that private cable operators can lease video distribution capacity from local telephone companies and distribute cable programming services over public rights-of-way without obtaining a cable franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeals upheld this Federal Communications Commission policy.

         Wireless Distribution. Cable television systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or “wireless cable,” known as MMDS. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Both analog and digital MMDS services require unobstructed “line of sight” transmission paths.

Regulation and Legislation

         The following summary addresses the key regulatory developments and legislation affecting the cable industry.

         The operation of a cable system is extensively regulated by the Federal Communications Commission, some state governments and most local governments. The Federal Communications Commission has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of Federal Communications Commission licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

         The 1996 Telecom Act required the Federal Communications Commission to undertake a host of implementing rulemakings. Moreover, Congress and the Federal Communications Commission have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations.

         Cable Rate Regulation. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they faced “effective competition” in their local franchise area. Federal law defines “effective competition” on a community-specific basis as requiring satisfaction of certain conditions. These conditions are not typically satisfied in the current marketplace; hence, most cable systems potentially are subject to rate regulation. However, with the rapid growth of DBS, it is likely that additional cable systems will soon qualify for “effective competition” and thereby avoid further rate regulation.

         Although the Federal Communications Commission established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service – the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the Federal Communications Commission that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

         As of December 31, 2001, approximately 16.3% of our local franchising authorities were certified to regulate basic tier rates. Because the 1992 Cable Act permits communities to become certified and regulate rates at any time, it is possible that additional localities served by the systems may choose to certify and regulate basic rates in the future.

         For regulated cable systems, the basic service tier rate increases are governed by a complicated price cap scheme devised by the Federal Communications Commission that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for system upgrades. Operators also have the opportunity to bypass this “benchmark” regulatory scheme in favor of traditional “cost-of-service” regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit.

         With regard to cable programming service tiers, which are the expanded basic programming packages that offer services other than basic programming and which typically contain satellite-delivered programming, the Federal Communications Commission historically administered rate regulation of these tiers. Under the 1996 Telecom Act, however, the Federal Communications Commission’s authority to regulate cable programming service tier rates expired on March 31, 1999. The Federal Communications Commission still adjudicates cable programming service tier complaints filed prior to that date, but strictly limits its review, and possible refund orders, to the time period prior to March 31, 1999. As of December 31, 2001, we had cable programming service tier rate complaints relating to approximately 93 franchise areas pending at the Federal Communications Commission. We do not believe any adjudications regarding these complaints will have a material adverse effect on our business. The elimination of cable programming service tier regulation affords us substantially greater pricing flexibility.

         Premium cable services offered on a per-channel or per-program basis remain unregulated under both the 1992 Cable Act and the 1996 Telecom Act. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which expires in October 2002. The 1996 Telecom Act also relaxes existing “uniform rate” requirements by specifying that uniform rate requirements do not apply where the operator faces “effective competition,” and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the Federal Communications Commission.

         Cable Entry into Telecommunications and Pole Attachment Rates. The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose “competitively neutral” requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The Federal Communications Commission clarified that a cable operator’s favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the United States Supreme Court.

         Cable entry into telecommunications will be affected by the rulings and regulations implementing the 1996 Telecom Act, including the rules governing interconnection. A cable operator offering telecommunications services generally needs efficient interconnection with other telephone companies to provide a viable service. A number of details designed to facilitate interconnection are subject to ongoing regulatory and judicial review, but the basic obligation of incumbent telephone companies to interconnect with competitors, such as cable companies offering telephone service, is well established. Even so, the economic viability of different interconnection arrangements can be greatly affected by regulatory changes. Consequently, we cannot predict whether reasonable interconnection terms will be available in any particular market we may choose to enter.

         Internet Service. Over the past several years, proposals have been advanced at the Federal Communications Commission and Congress that would require cable operators to provide non-discriminatory access to unaffiliated Internet service providers and online service providers. Several local franchising authorities actually adopted mandatory “open access” requirements, but various federal courts have rejected each of these actions, relying on different legal theories.

         In March 2002, the Federal Communications Commission ruled that cable modem service (that is, the provision of high speed internet access over cable system infrastructure) is an interstate information service, rather than a cable or telecommunications service. This classification should leave cable modem service exempt from the burdens associated with traditional cable and telecommunications regulation. Indeed, the Federal Communications Commission tentatively concluded that revenue earned from the provision of cable service is not subject to local cable franchise fee assessments. With regard to the open access question, the Federal Communications Commission specifically held that, regardless of classification, regulatory forbearance should now apply.

         The full consequences of classifying cable modem service as an interstate information service are not yet fully known. The Federal Communications Commission is already considering whether providers of cable modem service should contribute to the federal government’s universal service fund. This contribution could more than offset the savings associated with excluding cable modem service from local franchise fee assessments. The Federal Communications Commission also initiated a rulemaking proceeding to determine whether its jurisdiction over information services still might warrant imposition of open access requirements in the future. Finally, the information services classification itself is likely to be subject to judicial review. If regulators ultimately were allowed to impose Internet access requirements on cable operators, it could burden the capacity of cable systems and complicate our own plans for providing Internet service.

         Telephone Company Entry into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers can now compete with cable operators both inside and outside their telephone service areas with certain regulatory safeguards. Because of their resources, local exchange carriers could be formidable competitors to traditional cable operators. Various local exchange carriers already are providing video programming services within their telephone service areas through a variety of distribution methods.

         Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system’s activated channels for unaffiliated entities. Even then, the Federal Communications Commission revised its open video system policy to leave franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

         Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of cable systems serving an overlapping territory. Cable operator buyouts of overlapping local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market, also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed “rural exemption.” The 1996 Telecom Act also provides the Federal Communications Commission with the limited authority to grant waivers of the buyout prohibition.

         Electric Utility Entry into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the Federal Communications Commission for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the Federal Communications Commission to engage in activities which could include the provision of video programming.

         Additional Ownership Restrictions. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing Federal Communications Commission regulations prohibiting local cross-ownership between co-located television stations and cable systems. The District of Columbia Circuit Court of Appeals recently struck down this remaining cross-ownership prohibition, concluding that the Federal Communications Commission had failed to explain why its continuation was “necessary” in the public interest. In the same decision, the Court struck down another Federal Communications Commission regulation precluding any entity from operating broadcast television stations serving more than 35% of the nation. If these rulings withstand further administrative and judicial review, they may trigger additional consolidation among domestic media companies.

         Pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. Circuit Court of Appeals struck down these vertical and horizontal ownership limits as unconstitutional, concluding that the Federal Communications Commission had not adequately justified the specific rules (i.e., the 40% and 30% figures) adopted. As a result, an existing divestiture requirement on AT&T was suspended. The Federal Communications Commission is now considering replacement regulations. These ownership restrictions may be affected by the proposed merger of EchoStar and DirecTV and the proposed merger of AT&T Broadband and Comcast Cable. These recently announced transactions involve the nation’s two largest DBS providers and the nation’s largest and third largest cable operators. The proposed combinations might prompt additional consolidation in the cable industry and are likely to heighten regulatory concerns regarding industry consolidation. Although any resulting restrictions could be limited to the particular entities involved, it is also possible that the restrictions would apply to other cable operators, including us.

         Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the Federal Communications Commission determines that cable systems simultaneously must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The Federal Communications Commission tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of the tentative conclusion. The Federal Communications Commission is also considering whether it should maintain its initial ruling that, whenever a digital broadcast signal does become eligible for must carry, a cable operator’s obligation is limited to carriage of the primary video signal. If the Commission reverses itself, and cable operators are required to carry ancillary digital feeds, the burden associated with digital must carry could be significantly increased.

         Access Channels. Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The Federal Communications Commission has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited. The Federal Communications Commission rejected a request that unaffiliated Internet service providers be found eligible for commercial leased access.

         Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business position, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires such programmers to sell their satellite-delivered programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. This prohibition is scheduled to expire in October 2002, unless the Federal Communications Commission determines in a pending proceeding that an extension is necessary to protect competition and diversity. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially-delivered programming (especially regional sports networks) to the program access requirements. Terrestrially-delivered programming is programming delivered other than by satellite and is currently exempt from the ban on exclusivity. These changes should not have a dramatic impact on us, but would limit potential competitive advantages we now enjoy. DBS providers have no similar restrictions on exclusive programming contracts. Pursuant to the Satellite Home Viewer Improvement Act, the Federal Communications Commission has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

         Inside Wiring; Subscriber Access. In an order issued in 1997, the Federal Communications Commission established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove “home run” wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The Federal Communications Commission has also proposed terminating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the Federal Communications Commission has preempted restrictions on the deployment of private antennae on property within the exclusive use of a condominium owner or tenant, such as balconies and patios. This Federal Communications Commission ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

         Other Regulations of the Federal Communications Commission. In addition to the Federal Communications Commission regulations noted above, there are other regulations of the Federal Communications Commission covering such areas as:

•	subscriber privacy,

•	programming practices, including, among other things,

(1)	blackouts of programming offered by a distant broadcast signal carried on a cable system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,

(2)	local sports blackouts,

(3)	indecent programming,

(4)	lottery programming,

(5)	political programming,

(6)	sponsorship identification,

(7)	children’s programming advertisements, and

(8)	closed captioning,

•	registration of cable systems and facilities licensing,

•	maintenance of various records and public inspection files,

•	aeronautical frequency usage,

•	lockbox availability,

•	antenna structure notification,

•	tower marking and lighting,

•	consumer protection and customer service standards,

•	technical standards,

•	equal employment opportunity,

•	consumer electronics equipment compatibility, and

•	emergency alert systems.

         The Federal Communications Commission ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator’s exclusive control) would be unbundled from basic converter functions, which could then be provided by third party vendors. The first phase implementation date was July 1, 2000.

         Additional Regulatory Policies May Be Added in the Future. The Federal Communications Commission recently initiated an inquiry to determine whether the cable industry’s future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the Commission’s review of the AOL-Time Warner merger, is in its earliest stages, but is yet another expression of regulatory concern regarding control over cable capacity.

         Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

         The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states, including Connecticut, subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming. Certain states are considering the imposition of new broadly applied telecommunications taxes.

         Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority’s consent is required for the purchase or sale of a cable system or franchise, such local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

         Under the 1996 Telecom Act, states and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services, except for certain “competitively neutral” requirements and as necessary to manage the public rights-of-way. This law should facilitate entry into competitive telecommunications services, although certain jurisdictions still may attempt to impose rigorous entry requirements. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator’s cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services. In a March 2002 decision, the Federal Communications Commission tentatively held that a cable operator’s provision of Internet access service should not subject the operator to additional franchising requirements nor should the revenue derived from such service be subject to local franchise fee assessments.

Employees

         Our corporate office includes employees of Charter Communications, Inc. and Charter Communications Holding Company. The corporate office is responsible for coordinating and overseeing our operations, including certain critical functions, such as marketing and engineering, that are conducted by personnel at the regional and local system level. The corporate office also performs certain financial functions such as accounting, finance and acquisitions, payroll and benefit administration, internal audit, purchasing and programming contract administration on a centralized basis. Those individuals who are employed by Charter Communications Holding Company are leased to Charter Communications, Inc. pursuant to a mutual services agreement. See “Item 13. Certain Relationships and Related Transactions — Management and Consulting Arrangements.”

         As of December 31, 2001, we had approximately 17,900 full-time equivalent employees, approximately 300 of which were represented by collective bargaining agreements. We believe we have a good relationship with our employees and have never experienced a work stoppage.

ITEM 2. PROPERTIES.

         Our principal physical assets consist of a cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable television systems.

         Our cable television plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches. We own or lease real property for signal reception sites and own most of our service vehicles.

         Our subsidiaries generally own the real property and buildings for our regional data center, customer contact centers and our regional and divisional administrative offices. Our subsidiaries generally have leased space for business offices throughout our operating regions, although an increasing number of our systems are now purchasing property for system offices. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located. Charter Communications Holding Company owns the real property and building for our principal executive offices.

         The physical components of our cable systems require maintenance and periodic upgrades to support the new services and products we introduce. We believe that our properties are in good operating condition and are suitable for our business operations.

ITEM 3. LEGAL PROCEEDINGS.

         We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such matters, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)	Market Information

         Our Class A common stock is quoted on the Nasdaq National Market System under the ticker symbol “CHTR.”

Quarterly Market Information – Class A Common Stock

	High	Low

2001

First quarter	$24.188	$19.000
Second quarter	$24.070	$18.875
Third quarter	$24.450	$10.490
Fourth quarter	$17.050	$11.730

2000

First quarter	$22.625	$14.000
Second quarter	$16.563	$10.000
Third quarter	$17.063	$12.375
Fourth quarter	$24.188	$16.188

(B)	Holders

         As of March 15, 2002, there were approximately 2,878 record holders of our Class A common stock and one record holder of our Class B common stock.

(C)	Dividends

         Charter Communications, Inc. has not paid stock or cash dividends on any of its common stock, and we do not intend to pay cash dividends on common stock in the foreseeable future. Except for the cash dividends required on preferred stock issued from time to time, we intend to retain future earnings, if any, to finance the expansion of our business.

         Charter Communications, Inc. pays the holders of its Series A Convertible Redeemable Preferred Stock quarterly cumulative cash dividends at an annual rate of 5.75% on a liquidation preference of $100 per share from distributions it receives from Charter Communications Holding Company on its Class B Preferred membership units. The Class B Preferred membership units issued by Charter Communications Holding Company to Charter Communications, Inc. are a “mirror” security to Charter Communications, Inc.’s Series A Convertible Redeemable Preferred Stock that replicate its dividend and conversion features. For the year ended December 31, 2001, Charter Communications, Inc. paid an aggregate of $969,190 in dividends to the holders of its Series A Convertible Redeemable Preferred Stock.

         Charter Communications Holding Company may make pro rata distributions to all holders of its common membership units, including us. Covenants in the indentures and credit agreements governing the debt obligations of Charter Communications Holdings and its subsidiaries restrict their ability to make distributions to us, and accordingly, limit our ability to declare or pay cash dividends. Additionally, Charter Communications, Inc. is prohibited from declaring or paying cash dividends on any class of stock on par with or junior to the Series A Convertible Redeemable Preferred Stock, including the common stock, unless the cumulative dividends on the preferred stock and any accrued dividends on stock on par with the preferred stock for any past or current period have been paid or set aside in full. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(D)	Recent Sales of Unregistered Securities

         No unregistered equity securities of Charter Communications, Inc. were sold by Charter Communications, Inc. or its subsidiaries during the fourth quarter of the year ended December 31, 2001. For information regarding securities issued under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management – Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 6. SELECTED FINANCIAL DATA.

         The following table presents selected financial data for the periods indicated (dollars in thousands, except share data):

					CHARTER COMMUNICATIONS
	CHARTER COMMUNICATIONS, INC.				PROPERTIES HOLDINGS

	YEAR ENDED DECEMBER 31,			12/24/98	1/1/98	YEAR ENDED
				THROUGH	THROUGH	DECEMBER 31,
	2001	2000	1999	12/31/98	12/23/98	1997

Statement of Operations Data:

Revenues	$$3,953,132	$3,249,222	$1,428,244	$13,713	$49,731	$18,867

Operating Expenses:

Operating, general and administrative	2,110,043	1,651,353	737,957	7,134	25,952	11,767

Depreciation and amortization	3,010,068	2,473,082	745,315	8,318	16,864	6,103

Option compensation expense	(45,683)	40,978	79,979	845	—	—

Special charges	17,629	—	—	—	—	—

Corporate expenses	56,930	55,243	51,428	473	6,176	566

Operating expenses	5,148,987	4,220,656	1,614,679	16,770	48,992	18,436

Income (loss) from operations	(1,195,855)	(971,434)	(186,435)	(3,057)	739	431

Interest expense	(1,324,463)	(1,059,130)	(477,799)	(2,353)	(17,277)	(5,120)

Interest income	12,675	7,348	34,467	133	44	41

Loss on equity investments	(54,103)	(19,262)	—	—	—	—

Other income (expense)	(94,170)	(12,467)	(8,039)	—	(728)	25

Loss before income taxes and minority interest	(2,655,916)	(2,054,945)	(637,806)	(5,277)	(17,222)	(4,623)

Income tax expense	—	—	(1,030)	—	—	—

Loss before minority interest	(2,655,916)	(2,054,945)	(638,836)	(5,277)	(17,222)	(4,623)

Minority interest in loss of subsidiary	1,478,239	1,226,295	572,607	5,275	—	—

Net loss	(1,177,677)	(828,650)	(66,229)	(2)	(17,222)	(4,623)

Accretion of preferred stock dividends	(969)	—	—	—	—	—

Net loss applicable to common stock	$(1,178,646)	$(828,650)	$(66,229)	$(2)	$(17,222)	$(4,623)

Loss per common share, basic and diluted	$(4.37)	$(3.67)	$(2.22)	$(0.04)	N/A	N/A

Weighted-average common shares outstanding	269,594,386	225,697,775	29,811,202	50,000	N/A	N/A

Balance Sheet Data (end of period):

Total assets	$24,961,824	$23,043,566	$18,966,507	$4,335,527	$281,969	$55,811

Total debt	16,342,873	13,060,455	8,936,455	2,002,206	274,698	41,500

Minority interest	3,976,791	4,089,329	5,381,331	2,146,549	—	—

Redeemable securities	—	1,104,327	750,937	—	—	—

Preferred stock — redeemable	50,566	—	—	—	—	—

Shareholders’ equity/Member’s equity (deficit)	2,861,792	3,123,204	3,011,079	830	(8,397)	(1,975)

Comparability of the above information from year to year is affected by acquisitions and dispositions completed by us. See Note 3 to our consolidated financial statements included with this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Reference is made to “Certain Trends and Uncertainties” of this section and Exhibit 99.1 “Risk Factors” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, this section should be read in conjunction with the audited consolidated financial statements of Charter Communications, Inc. and subsidiaries as of and for the years ended December 31, 2001, 2000 and 1999.

Introduction

         We do not believe that our historical financial condition and results of operations are accurate indicators of future results because of certain significant past events. Those events include numerous mergers, acquisitions, and equity and debt financing transactions over the last several years.

         Prior to the acquisition of the Charter companies by Mr. Allen on December 23, 1998 and the merger of Marcus Holdings with and into Charter Holdings effective April 7, 1999, the cable systems of the Charter and Marcus companies were operated under four groups of companies. Three of these groups were comprised of companies that were managed by Charter Investment and in which Charter Investment had an ownership interest: (i) Charter Communications Properties Holdings, LLC (CCPH); (ii) CCA Group; and (iii) CharterComm Holdings, LLC. The fourth group was comprised of companies that were subsidiaries of Marcus Holdings which Charter Investment began managing in October 1998. In April 1998, Mr. Allen acquired approximately 99% of the non-voting economic interests in Marcus Cable and agreed to acquire the remaining interests.

         Mr. Allen’s acquisition of the Charter companies became effective on December 23, 1998, through a series of transactions in which Mr. Allen acquired approximately 94% of the equity interests of Charter Investment for an aggregate purchase price of $2.2 billion, excluding $2.0 billion in assumed debt. CCPH and the operating companies that formerly comprised CCA Group and CharterComm Holdings were contributed to Charter Operating subsequent to Mr. Allen’s acquisition. CCPH is deemed to be our predecessor. Consequently, the contribution of CCPH was accounted for as a reorganization under common control. Accordingly, our results of operations for periods prior to and including December 23, 1998 include the accounts of CCPH. The contributions of the operating companies that formerly comprised CCA Group and CharterComm Holdings were accounted for in accordance with purchase accounting. Accordingly, our results of operations for periods after December 23, 1998 include the accounts of CCPH, CCA Group and CharterComm Holdings.

         In February 1999, Charter Holdings was formed as a wholly owned subsidiary of Charter Investment, and Charter Operating was formed as a wholly owned subsidiary of Charter Holdings. All of Charter Investment’s direct interests in the entities described above were transferred to Charter Operating. All of the prior management agreements were terminated, and a single new management agreement was entered into between Charter Investment and Charter Operating to cover all of the subsidiaries.

         In March 1999, all of Mr. Allen’s interests in Marcus Cable were transferred to Marcus Holdings, a then newly-formed company. Later in March 1999, Mr. Allen acquired the remaining interests in Marcus Cable, including voting control, which interests were transferred to Marcus Holdings. In April 1999, Mr. Allen merged Marcus Holdings into Charter Holdings and the operating subsidiaries of Marcus Holdings and all of the cable systems they owned came under the ownership of Charter Holdings and, in turn, Charter Operating. For financial reporting purposes, the merger of Marcus Holdings with and into Charter Holdings was accounted for as an acquisition of Marcus Holdings effective March 31, 1999, and accordingly, the results of operations of Marcus Holdings have been included in our consolidated financial statements since that date.

         In May 1999, Charter Communications Holding Company was formed as a wholly owned subsidiary of Charter Investment. All of Charter Investment’s interests in Charter Holdings were transferred to Charter Communications Holding Company. In July 1999, Charter Communications, Inc. was formed as a wholly owned subsidiary of Charter Investment.

         In November 1999, Charter Communications, Inc. conducted its initial public offering. In the initial public offering, substantially all of the equity interests in Charter Communications, Inc. were sold to the public, and less than 1% of its equity interests were sold to Mr. Allen. Charter Communications, Inc. contributed substantially all of the proceeds of its initial public offering to Charter Communications Holding Company, which issued membership units to Charter Communications, Inc. In November 1999, the management agreement between Charter Investment and Charter Operating was amended and assigned from Charter Investment to Charter Communications, Inc. Also in November 1999, Charter Communications Holding Company sold membership units to Vulcan Cable III. Our organizational structure is very complex and is described in more detail in “Item 1. Business.”

         Charter Communications, Inc., operating through its subsidiaries, is the fourth largest operator of cable systems in the United States. Through our broadband network of coaxial and fiber optic cable, we provide video, data, interactive and private business network services to approximately 7 million customers in 40 states. We seek to be a market leader in the introduction and distribution of advanced products and services. We currently offer advanced video and interactive services, as well as high-speed Internet access data services. Using digital technology, we are able to offer additional video channels to our standard, premium and pay-per-view line-up, including programming of local interest, as well as digital music services. In addition, we offer interactive video programming, including video-on-demand, virtual interactive channels accessible on television through a web-like screen, and an interactive program guide to access television program listings by channel, time, date or programming type. In 2002, we expect to offer several new advanced products and services in targeted markets, including an advanced media center terminal that enables digital video recorder capability, home networking and internet-access over the television; wireless home networking; and an enhanced customized internet portal, with a customized browser and charter.com e-mail. In 2002, we began to offer telephony on a limited basis through our broadband network using circuit-based switch technology and will continue with trials of our voice-over Internet protocol telephony. Digital television and its related suite of interactive services, as well as high-speed cable modem Internet access, provide additional value and product differentiation, both to us and to our customers, and as a result, are instrumental in solidifying the relationship with our customers.

Acquisitions

         During the three-year period ended December 31, 2001, we completed a total of 18 acquisitions for an aggregate purchase price of $16.6 billion, including aggregate cash payments of $10.9 billion, $3.3 billion of assumed debt and $2.4 billion of securities issued and other consideration paid. These acquisitions were funded through the issuances of equity and long-term debt, bank borrowings, capital contributions, the assumption of outstanding debt amounts and internally generated funds. In 2000, we transferred the cable systems we acquired in three of those acquisitions (Fanch, Falcon and Avalon) to our subsidiary, Charter Holdings. All acquisitions were accounted for under the purchase method of accounting and results of operations were included in our consolidated financial statements from their respective dates of acquisition.

         The following table sets forth information regarding our acquisitions in 1999, 2000 and 2001:

		PURCHASE PRICE (IN MILLIONS)

				SECURITIES
	ACQUISITION	CASH	ASSUMED	ISSUED/OTHER		TOTAL	ACQUIRED
	DATE	PAID	DEBT	CONSIDERATION		PRICE	CUSTOMERS

Renaissance	4/99	$348	$111	$—		$459	134,000

American Cable	5/99	240	—	—		240	69,000

Greater Media Systems	6/99	500	—	—		500	176,000

Helicon	7/99	410	115	25	(a)	550	171,000

Vista	7/99	126	—	—		126	26,000

Cable Satellite	8/99	22	—	—		22	9,000

Rifkin	9/99	1,200	128	133	(b)	1,461	463,000

InterMedia	10/99	873	—	420	(c)	1,293	278,000

Fanch	11/99	2,400	—	—		2,400	535,600

Falcon	11/99	1,250	1,700	550	(d)	3,500	977,200

Avalon	11/99	558	274	—		832	270,800

Total 1999 Acquisitions		$7,927	$2,328	$1,128		$11,383	3,109,600

Interlake	1/00	13	—	—		13	6,000

Bresnan	2/00	1,100	963	1,014	(e)	3,077	695,800

Capital Cable	4/00	60	—	—		60	23,200

Farmington	4/00	15	—	—		15	5,700

Kalamazoo	9/00	—	—	171	(f)	171	50,700

Total 2000 Acquisitions		$1,188	$963	$1,185		$3,336	781,400

		PURCHASE PRICE (IN MILLIONS)

				SECURITIES
	ACQUISITION	CASH	ASSUMED	ISSUED/OTHER	TOTAL	ACQUIRED
	DATE	PAID	DEBT	CONSIDERATION	PRICE	CUSTOMERS

AT&T Systems	6/01	$1,711	$—	$25 (g)	$1,736 (g)	551,100

Cable USA	8/01	45	—	55 (h)	100	30,600

Total 2001 Acquisitions		$1,756	$—	$80	$1,836	581,700

Total 1999-2001 Acquisitions		$10,871	$3,291	$2,393	$16,555	4,472,700

(a)	Represents a preferred limited liability company interest in Charter-Helicon, LLC, an indirect wholly owned subsidiary.

(b)	Relates to preferred equity in Charter Communications Holding Company, approximately $130.3 million, excluding accrued dividends, of which was subsequently exchanged for shares of Charter Communications, Inc. Class A common stock.

(c)	As part of this transaction, we agreed to “swap” certain of our non-strategic cable systems serving customers in Indiana, Montana, Utah and Northern Kentucky valued at $420.0 million.

(d)	Relates to common membership units in Charter Communications Holding Company issued to certain of the Falcon sellers, which were subsequently exchanged for shares of Charter Communications, Inc. Class A common stock.

(e)	Comprised of $384.6 million in equity in Charter Communications Holding Company and $629.5 million of equity in CC VIII.

(f)	In connection with this transaction, we acquired all of the outstanding stock of Cablevision of Michigan in exchange for 11,173,376 shares of Charter Communications, Inc. Class A common stock.

(g)	Comprised of $1.7 billion, as adjusted, in cash and a cable system located in Florida valued at $25.1 million, as adjusted post-closing.

(h)	In connection with this transaction, we acquired all of the outstanding stock of Cable USA and the assets of related affiliates in exchange for cash and 505,664 shares of Charter Communications, Inc. Series A Convertible Redeemable Preferred Stock.

         AT&T Transactions. In February 2001, Charter Communications, Inc. and certain of its subsidiaries entered into several agreements with AT&T Broadband, LLC and certain of its affiliates involving several strategic cable system transactions. Charter Communications, Inc. assigned the agreements to certain of its subsidiaries, and the AT&T transactions closed in June 2001. In the AT&T transactions, we acquired cable systems from AT&T Broadband serving customers in Missouri, Illinois, Alabama, Nevada and California for a total adjusted purchase price of $1.74 billion, consisting of $1.71 billion in cash and a Charter cable system valued at $25.1 million, for a net addition of approximately 551,100 customers as of the closing date. A portion of the net proceeds from the sale of the Charter Holdings May 2001 notes was used to pay a portion of the purchase price of the AT&T transactions. As of December 31, 2001, these cable systems had 570,800 customers. For the year ended December 31, 2001, including the period prior to our acquisition, these systems had revenues of $332.7 million.

         Cable USA Transaction. In August 2001, Charter Communications, Inc. and Charter Communications Holding Company completed the acquisition of several cable systems from Cable USA, Inc. and its affiliates, resulting in a net addition of approximately 30,600 customers in Nebraska, Minnesota and Colorado for a total purchase price of $100.3 million (including certain assumed liabilities), consisting of $44.6 million in cash, 505,664 shares of Charter Communications, Inc. Series A Convertible Redeemable Preferred Stock valued at $50.6 million and additional shares of Series A Convertible Redeemable Preferred Stock valued at $5.1 million to be issued to certain sellers subject to certain holdback provisions of the acquisition agreement. We contributed the systems acquired in these acquisitions to our subsidiaries. As of December 31, 2001, these cable systems had 32,200 customers. For the year ended December 31, 2001, including the period prior to our acquisition, these systems had revenues of $13.9 million.

         Purchase of Certain Enstar Limited Partnership Systems. In August 2001, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Holdings, entered into an agreement to purchase substantially all of the assets of Enstar Income Program II-2, L.P., Enstar Income Program II-1, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P. and Enstar Cable of Macoupin County and certain assets of Enstar IV/PBD Systems Venture, serving in the aggregate approximately 28,000 customers. Enstar Communications Corporation, a direct subsidiary of Charter Communications Holding Company, is the general partner of the Enstar limited partnerships. The cash sale price of approximately $63.0 million, subject to certain closing adjustments, was the highest bid received by the Enstar limited partnerships following a broadly-based solicitation process. We expect that the transaction will close in the first half of 2002. See “Item 13. Certain Relationships and Related Transactions – Business Relationships.”

Overview of Operations

         Approximately 85% of our revenues for the year ended December 31, 2001 are attributable to monthly subscription fees charged to customers for our basic, expanded basic, premium and digital cable television programming services, Internet access through television-based service, dial-up telephone modems and high-speed cable modem service, equipment rental and ancillary services provided by our cable systems. The remaining 15% of revenue is derived primarily from installation and reconnection fees charged to customers to commence or reinstate service, pay-per-view programming, where users are charged a fee for individual programs viewed, advertising revenues and commissions related to the sale of merchandise by home shopping services and franchise revenues. We have generated increased revenues in each of the past three years, primarily through customer growth from acquisitions, internal customer growth, basic and expanded tier price increases and revenues from new services and products.

         Our expenses primarily consist of operating costs, general and administrative expenses, depreciation and amortization expense, interest expense and management fees/corporate expense charges. Operating costs primarily include programming costs, cable service related expenses, marketing and advertising costs, franchise fees and expenses related to customer billings.

         We have had a history of net losses and expect to continue to report net losses for the foreseeable future. The principal reasons for our prior net losses include depreciation and amortization expenses associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money. These factors, with the exception of amortization of our franchise assets, are expected to contribute to anticipated net losses in the future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

Critical Accounting Policies

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are believed to be reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. Although we believe that certain of the accounting policies that most impact our consolidated financial statements and that require our management to make difficult, subjective or complex judgments are described below, Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements, which describes our significant accounting policies, should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         Investment in Cable Properties. Our investment in cable properties represents a significant portion of our total assets. Investment in cable properties totaled $24.3 billion and $22.3 billion, representing approximately 97.3% and 96.9% of total assets, at December 31, 2001 and 2000, respectively. Investment in cable properties includes property, plant and equipment and franchises. Our investment in cable properties has continued to grow over the past several years as we have completed numerous acquisitions of other cable systems and increased capital expenditures to upgrade, rebuild and expand our cable systems.

         Property, Plant and Equipment. Property, plant and equipment totaled $7.1 billion and $5.3 billion, representing approximately 28.6% and 22.9% of total assets, at December 31, 2001 and 2000, respectively. Property, plant and equipment are recorded at cost, including all direct and certain indirect costs associated with the construction of cable transmission and distribution facilities and the cost of new customer installations. The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments are capitalized.

         Depreciation expense related to property, plant and equipment totaled $1.7 billion, $1.2 billion and $225.0 million, representing approximately 32.3%, 28.6% and 13.9% of operating expenses, for the years ended December 31, 2001, 2000 and 1999, respectively. Depreciation is recorded using the straight-line method over management’s estimate of the estimated useful lives of the related assets as follows:

Cable distribution systems	3-15 years

Buildings and leasehold improvements	5-15 years

Vehicles and equipment	3-5 years

         During the years ended December 31, 2001 and December 31, 2000, we reduced the estimated useful lives of certain depreciable assets expected to be abandoned as a result of our rebuild and upgrade of cable distribution systems. As a result, an additional $540.9 million and $508.5 million of depreciation expense was recorded during the years ended December 31, 2001 and 2000, respectively. We periodically evaluate the estimated useful lives used to depreciate our assets and the estimated amount of assets that will be abandoned or have minimal use in the future. While we believe our estimates of useful lives are reasonable, significant differences in actual experience or significant changes in our assumptions may materially affect future depreciation expense.

         Franchises. Franchises totaled $17.1 billion at both December 31, 2001 and 2000, representing approximately 68.7% and 74.1% of total assets, respectively. Costs incurred in obtaining and renewing cable franchises are deferred and amortized using the straight-line method over a period of 15 years. Franchise rights acquired through the purchase of cable systems represent management’s estimate of fair value and are generally amortized using the straight-line method over a period of 15 years. The period of 15 years was management’s best estimate of the useful lives of the franchises and assumed that substantially all of those franchises that expired during the period would be renewed, although not indefinitely. Because substantially all of our franchises rights have been acquired in the past several years (see Notes 2 and 3 to the consolidated financial statements), we did not have sufficient experience with the local franchise authorities to conclude that renewals of franchises could be accomplished indefinitely. In addition, because the technological state of our cable systems, with many systems with less than 550 megahertz bandwidths, could have resulted in demands from local franchise authorities to upgrade those systems sooner than previously planned, there was a risk that the franchises would not be renewed.

         We believe that facts and circumstances have changed to enable us to conclude that substantially all of our franchises will be renewed indefinitely, with some portion of the franchises continuing to be amortized. We have sufficiently upgraded the technological state of our cable systems and now have sufficient experience with the local franchise authorities where we acquired franchises to conclude substantially all franchises will be renewed indefinitely. Any revisions to the estimated useful lives of franchises will be reflected in the 2002 financial statements (see Note 22 to the consolidated financial statements regarding the adoption of SFAS 142).

         Amortization expense related to franchises totaled $1.3 billion, $1.2 billion and $520.0 million, representing approximately 25.4%, 28.6% and 32.2% of operating expenses, for the years ended December 31, 2001, 2000 and 1999, respectively.

         Valuation of long-lived assets. We evaluate the recoverability of long-lived assets, including property, plant and equipment and franchises, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the market value of such assets or adverse changes in relationships with local franchise authorities. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carry value of such asset is reduced to its estimated fair value. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

         Minority Interest. Charter Communications, Inc. is a holding company whose sole asset is a controlling equity interest in Charter Communications Holding Company, the indirect owner of our cable systems. Minority interest on our consolidated balance sheets represents total members’ equity of Charter Communications Holding Company multiplied by 53.5% and 59.2% as of December 31, 2001 and 2000, respectively, representing the ownership percentages of Charter Communications Holding Company not owned by us, plus preferred equity in an indirect subsidiary. Members’ equity of Charter Communications Holding Company was $6.2 billion and $7.7 billion as of December 31, 2001 and 2000, respectively. Gains (losses) arising from issuances by Charter Communications Holding Company of its membership units are recorded as capital transactions thereby increasing (decreasing) shareholders’ equity and decreasing (increasing) minority interest on the consolidated balance sheets. Historically, these gains (losses) have been material.

         Operating losses are allocated to the minority owners based on the above percentages, thereby reducing our net loss. Minority interest in loss of subsidiary totaled $1.5 billion, $1.2 billion and $572.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Significant changes to the ownership of Charter Communications Holding Company could have a material impact on our future net income (loss) and shareholders’ equity.

         Income Taxes. Substantially all of the taxable income, gains, losses, deductions and credits of Charter Communications Holding Company are passed through to its members, including Charter Investment, Vulcan Cable III, the former owners of acquired companies and us. We are responsible for our share of taxable income (loss) of Charter Communications Holding Company allocated to us in accordance with the Charter Communications Holding Company amended and restated limited liability company agreement and partnership tax rules and regulations. We do not expect to pay any material income taxes in the foreseeable future.

         The amended and restated limited liability company agreement provides that, through the end of 2003, tax losses of Charter Communications Holding Company that would otherwise have been allocated to us based generally on the percentage of outstanding common membership units (the cumulative amount of such losses is approximately $1.7 billion through the period ended December 31, 2001, assuming the other provisions of the amended and restated limited liability company agreement were generally the same) will be allocated instead to the membership units held by Vulcan Cable III and Charter Investment. These special loss allocation provisions will reduce Vulcan Cable III and Charter Investment’s rights to receive distributions upon a liquidation of Charter Communications Holding Company if over time there are insufficient allocations to be made under the special profit allocation provisions described below to restore these distribution rights.

         The amended and restated limited liability company agreement further provides that, beginning at the time Charter Communications Holding Company first becomes profitable (as determined under the applicable federal income tax rules for determining book profits), tax profits that would otherwise have been allocated to Charter Communications, Inc. based generally on its percentage of outstanding common membership units will instead be allocated to Vulcan Cable III and Charter Investment. The special profit allocations will also have the effect of restoring over time Vulcan Cable III and Charter Investment ‘s rights to receive distributions upon a liquidation of Charter Communications Holding Company. These special profit allocations generally will continue until such time as Vulcan Cable III and Charter Investment ‘s rights to receive distributions upon a liquidation of Charter Communications Holding Company that had been reduced as a result of the special loss allocations have been fully restored. We do not expect Charter Communications Holding Company to generate taxable income in the foreseeable future.

         In certain situations, the special loss allocations and special profit allocations described above could result in our having to pay taxes in an amount that is more or less than if Charter Communications Holding Company had allocated profits and losses among its members based generally on the number of common membership units owned by such members. However, we do not anticipate that the special loss allocations and special profit allocations will result in us having to pay taxes in an amount that is materially different on a present value basis than the taxes that would be payable had profits and losses been allocated among the members of Charter Communications Holding Company based generally on the number of common membership units owned by such members, although there is no assurance that a material difference will not result.

         We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets include net operating loss carry forwards and a temporary difference attributable to the investment in Charter Communications Holding Company of $48.5 million (generally expiring in years 2008 through 2021, and $15.2 million of which are subject to certain limitations on our ability to utilize) and $488.5 million, respectively, as of December 31, 2001. The deferred income tax assets were offset entirely by a valuation allowance because of current and expected future losses. While we believe our share of taxable income (loss) has been allocated to us properly and in accordance with partnership tax rules and regulations, we cannot guarantee that such allocations will not be challenged by taxing authorities. Any adjustments to the allocation of taxable income (loss) should not have a material impact on future income tax expense.

Results of Operations

         The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions):

	YEAR ENDED DECEMBER 31,

	2001		2000		1999

STATEMENTS OF OPERATIONS:

Revenues	$3,953.1	100.0%	$3,249.2	100.0%	$1,428.2	100.0%

Operating Expenses:

Operating, general and administrative	2,110.0	53.4%	1,651.3	50.8%	738.0	51.7%

Depreciation and amortization	3,010.1	76.1%	2,473.1	76.1%	745.3	52.2%

Option compensation expense	(45.7)	(1.1)%	41.0	1.3%	80.0	5.6%

Special charges	17.6	0.4%	—	—	—	—

Corporate expenses	56.9	1.4%	55.2	1.7%	51.4	3.6%

Total operating expenses	5,148.9	130.2%	4,220.6	129.9%	1,614.7	113.1%

Loss from operations	(1,195.8)	(30.2)%	(971.4)	(29.9)%	(186.5)	(13.1)%

Interest expense	(1,324.5)	(33.5)%	(1,059.1)	(32.6)%	(477.8)	(33.5)%

Interest income	12.7	0.3%	7.3	0.2%	34.5	2.4%

Loss on equity investments	(54.1)	(1.4)%	(19.3)	(0.6)%	—	—

Other, net	(94.2)	(2.4)%	(12.5)	(0.3)%	(8.0)	(0.5)%

Loss before income taxes and minority interest	(2,655.9)	(67.2)%	(2,055.0)	(63.2%)	(637.8)	(44.7)%

Income tax expense	—	—	—	—	(1.0)	(0.0)%

Loss before minority interest	(2,655.9)	(67.2)%	(2,055.0)	(63.2%)	(638.8)	(44.7)%

Minority interest in loss of subsidiary	1,478.2	37.4%	1,226.3	37.7%	572.6	40.1%

Net loss	(1,177.7)	(29.8)%	(828.7)	(25.5)%	(66.2)	(4.6)%

Accretion of preferred stock dividends	(0.9)	—	—	—	—	—

Net loss applicable to common stock	$(1,178.6)	(29.8)%	$(828.7)	(25.5)%	$(66.2)	(4.6)%

Loss per common share, basic and diluted	$(4.37)		$(3.67)		$(2.22)

Weighted-average common shares outstanding	269,594,386		225,697,775		29,811,202

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Revenues. Revenues increased by $703.9 million, or 21.7%, from $3,249.2 million in 2000 to $3,953.1 million in 2001. System operations acquired after January 1, 2000 accounted for $524.6 million, or 75%, of the increase in 2001, while systems acquired before January 1, 2000 accounted for $179.3 million, or 25%. Revenues by service offering are as follows (dollars in millions):

	YEAR ENDED DECEMBER 31,

	2001		2000		2001 OVER 2000

		% OF		% OF		%
	BALANCE	REVENUES	BALANCE	REVENUES	CHANGE	CHANGE

Analog video	$2,787.6	70.5%	$2,504.5	77.1%	$283.1	11.3%

Digital video	307.2	7.8%	89.3	2.7%	217.9	244.0%

Cable modem	154.4	3.9%	54.7	1.7%	99.7	182.3%

Advertising sales	312.6	7.9%	234.6	7.2%	78.0	33.2%

Other	391.3	9.9%	366.1	11.3%	25.2	6.9%

	$3,953.1	100.0%	$3,249.2	100.0%	$703.9

         Analog video customers increased by 602,800, or 9.5%, to 6,953,700 at December 31, 2001 as compared to 6,350,900 at December 31, 2000. Of this increase, approximately 581,700 customer additions were the result of acquisitions. The remaining net increase of 21,100 customers relates to internal growth.

         Digital video customers increased by 1,075,300, or 100.5%, to 2,144,800 at December 31, 2001 from 1,069,500 at December 31, 2000. The increase resulted primarily from internal growth, which continues to increase as we upgrade our systems to provide advanced services to a larger customer base. Increased marketing efforts and strong demand for this service have also contributed to the increase.

         Data customers increased by 392,400, or 155.5%, to 644,800 at December 31, 2001 from 252,400 at December 31, 2000. Data customers consisted of 607,700 cable modem customers and 37,100 dial-up customers at December 31, 2001. The increase resulted primarily from internal growth, which continues to increase as we upgrade our systems to offer high-speed interactive services to a larger customer base. Marketing efforts coupled with strong demand for such services have also contributed to the increase.

         Advertising sales increased $78.0 million, or 33.2%, from $234.6 million in 2000 to $312.6 million in 2001. The increase resulted primarily from internal growth and was partially offset by a weakening advertising environment. As a result of our rebuild efforts, we experienced increased capacity primarily as the result of expanded channel line-ups. In addition, the level of advertising purchased by programmers to promote their channels, added as part of our expansion of channel line-ups, increased during 2001 compared to the corresponding period in 2000.

         Operating, General and Administrative Expenses. Operating, general and administrative expenses increased by $458.7 million, or 27.8%, from $1,651.3 million in 2000 to $2,110.0 million in 2001. System operations acquired after January 1, 2000 accounted for $288.5 million, or 63%, of the increase in 2001 while systems acquired before January 1, 2000 accounted for $170.2 million, or 37%. Key expense components as a percentage of revenues are as follows (dollars in millions):

	YEAR ENDED DECEMBER 31,

	2001		2000		2001 OVER 2000

		% OF		% OF		%
	BALANCE	REVENUES	BALANCE	REVENUES	CHANGE	CHANGE

General, administrative and service	$861.7	21.8%	$719.6	22.1%	$142.1	19.7%

Analog video programming	902.8	22.8%	736.0	22.7%	166.8	22.7%

Digital video	111.2	2.8%	36.2	1.1%	75.0	207.2%

Cable modem	100.0	2.5%	39.2	1.2%	60.8	155.1%

Advertising sales	64.0	1.6%	56.5	1.7%	7.5	13.3%

Marketing	70.3	1.8%	63.8	2.0%	6.5	10.2%

	$2,110.0		$1,651.3		$458.7

         The increase in general, administrative and service costs of $142.1 million, or 19.7%, resulted from increased bad debt expense of $48.6 million resulting primarily from the discounting of our analog product, coupled with increased spending on customer care and overall continued growth. The increase in analog video programming costs of $166.8 million, or 22.7%, was primarily the result of continued inflationary or negotiated increases, primarily in sports programming, coupled with increased channel capacity. The increase of $75.0 million, or 207.2%, in direct operating costs to provide digital video services resulted primarily from internal growth of these advanced services. The increase of $60.8 million, or 155.1%, in direct operating costs to provide cable modem services resulted primarily from internal growth. Advertising sales costs increased $7.5 million, or 13.3%, primarily as the result of internal growth and increased channel capacity. Marketing expenses increased $6.5 million, or 10.2%, related to an increased level of promotions of our service offerings.

         Gross Margin. Gross margin (defined as revenues less operating, general and administrative expenses) decreased from 49.2% in 2000 to 46.6% in 2001, primarily resulting from the acquisition of less profitable cable systems from AT&T. Analog video gross margin decreased from 70.6% in 2000 to 67.6% in 2001, primarily resulting from such acquisitions coupled with continued inflation and negotiated increases in programming costs. Digital video gross margin increased from 59.5% in 2000 to 63.8% in 2001, primarily resulting from an increased customer base. Cable modem gross margin increased from 28.3% in 2000 to 35.2% in 2001 resulting from an increased customer base. Advertising sales gross margin increased from 75.9% in 2000 to 79.5% in 2001 resulting from expanded channel capacity as a result of our system upgrades, coupled with increased advertising purchases by programmers.

         Depreciation and Amortization. Depreciation and amortization expense increased by $537.0 million, or 21.7%, from $2,473.1 million in 2000 to $3,010.1 million in 2001. This increase resulted from capital expenditures under our rebuild and upgrade program in 2000 and 2001 and amortization of franchises in connection with acquisitions completed in 2000 and 2001.

         Option Compensation Expense. Option compensation expense decreased by $86.7 million from $41.0 million of expense in 2000 to $45.7 million of income in 2001. The decrease is primarily the result of the reversal of $66.6 million of expense previously recorded in connection with approximately 7 million options forfeited by our former President and Chief Executive Officer as part of his September 2001 separation agreement. This was partially offset by expense recorded because exercise prices on certain options that were issued prior to our initial public offering in 1999 were less than the estimated fair values of our common stock at the time of grant. Compensation expense is being accrued over the vesting period of such options and will continue to be recorded at a decreasing rate until the last vesting period lapses in April 2004.

         Special Charges. Special charges of $17.6 million represent charges associated with the transition of approximately 145,000 data customers from the Excite@Home Internet service to our Charter Pipeline service, as well as employee severance costs. These charges included $14.3 million in operational expenses in connection with the transition, including a one-time contract payment of $1.0 million to Excite@Home for the provision of services through February 2002 to the 10% of customers that would not be transitioned by December 31, 2001; and severance costs of $3.3 million associated with the termination of approximately 360 employees.

         Corporate Expenses. Corporate expenses increased by $1.7 million, or 3.1%, from $55.2 million in 2000 to $56.9 million in 2001. The increase was primarily a result of continued growth as a result of acquisitions.

         Interest Expense. Interest expense increased by $265.4 million, or 25.1%, from $1,059.1 million in 2000 to $1,324.5 million in 2001. The increase in interest expense was a result of increased average debt outstanding in 2001 of $15,706.0 million compared to $12,281.2 million in 2000, partially offset by a decrease in our average borrowing rate of 0.62% from 9.02% in 2000 to 8.40% in 2001. The increased debt was used for acquisitions, capital expenditures and for other corporate purposes.

         Interest Income. Interest income increased by $5.4 million, or 74.0%, from $7.3 million in 2000 to $12.7 million in 2001. The increase in interest income was a result of higher average cash balances during in 2001.

         Loss on Equity Investments. Loss on equity investments increased by $34.8 million, or 180.3%, from $19.3 million in 2000 to $54.1 million in 2001. The increase in loss on equity investments was primarily due to losses of $42.6 million on investments carried under the equity method of accounting, losses of $3.6 million on marketable securities and other than temporary losses of $7.8 million on investments carried under the cost method. These losses were primarily the result of weakening market conditions coupled with poor performance of these investments. The loss on equity investments included a loss of $38.2 million related to our investment in High Speed Access, a related party, which is described below.

         Other Expense. Other expense increased by $81.7 million from $12.5 million, in 2000 to $94.2 million in 2001. This increase resulted primarily from a cumulative effect of a change in accounting principle of $23.9 million related to our adoption of SFAS No. 133 on January 1, 2001 and a loss of $51.2 million on interest rate agreements as a result of SFAS No. 133.

         Minority Interest in Loss of Subsidiary. Minority interest in loss of subsidiary increased by $251.9 million, or 20.5%, from $1,226.3 million in 2000 to $1,478.2 million in 2001. Minority interest in loss of subsidiary represents the allocation of losses to the minority interest in loss of subsidiary based on ownership of Charter Communications Holding Company and the 2% accretion of the preferred membership units in an indirect subsidiary of Charter Holdings issued to certain Bresnan sellers. These membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter Communications, Inc. The increase is a result of an increase in loss before minority interest offset by a decrease in the minority interest percentage as a result of the issuance of Class A common stock by Charter Communications, Inc.

         Net Loss. Net loss increased by $349.0 million from $828.7 million in 2000 to $1,177.7 million in 2001 as a result of the combination of factors described above.

         Preferred Stock Dividends. Charter Communications, Inc. issued 505,664 shares of Series A Convertible Redeemable Preferred Stock in connection with the Cable USA acquisition in August 2001, on which it pays a quarterly cumulative cash dividends at an annual rate of 5.75% on a liquidation preference of $100 per share.

         Loss Per Common Share. The loss per common share increased by $0.70, or 19.1%, from $3.67 per common share for the year ended December 31, 2000 to $4.37 per common share for the year ended December 31, 2001 as a result of the factors described above, partially offset by an increase in weighted average shares outstanding due to the issuance of 60,247,350 shares of common stock in May 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenues. Revenues increased by $1,821.0 million, or 128%, from $1,428.2 million in 1999 to $3,249.2 million in 2000. System operations acquired after January 1, 1999 accounted for $1,578.3 million, or 87%, of the increase in 2000, while systems acquired before January 1, 1999 accounted for $242.7 million, or 13%. Revenues by service offering are as follows (dollars in millions):

	YEAR ENDED DECEMBER 31,
	2000		1999		2000 OVER 1999

		% OF		% OF		%
	BALANCE	REVENUES	BALANCE	REVENUES	CHANGE	CHANGE

Analog video	$2,504.5	77.1%	$1,155.2	80.8%	$1,349.3	116.8%

Digital video	89.3	2.7%	7.7	0.6%	81.6	1,059.7%

Cable modem	54.7	1.7%	10.0	0.7%	44.7	447.0%

Advertising sales	234.6	7.2%	72.0	5.1%	162.6	225.8%

Other	366.1	11.3%	183.3	12.8%	182.8	99.7%

	3,249.2	100.0%	$1,428.2	100.0%	$1,821.0

         Analog video customers increased by 898,300, or 16.5%, to 6,350,900 at December 31, 2000 as compared to 5,452,600 at December 31, 1999. Of this increase, approximately 781,400 customer additions were the result of acquisitions. The remaining net increase of 116,900 customers relates to internal growth, which represents an increase of approximately 2.5% compared to the prior year on a pro forma basis.

         Digital video customers increased by 943,300, or 747.5%, to 1,069,500 at December 31, 2000 from 126,200 at December 31, 1999. Of this increase, approximately 29,200 customer additions were the result of acquisitions. The remaining net increase of 914,100 customers relates to internal growth. The pace of growth increased throughout the year as we upgraded our systems. We surpassed our expectations throughout the year, with an average of 17,600 digital installations per week during 2000 which increased to 40,000 digital installations per week in December 2000. Increased marketing efforts and strong demand for this service contributed to the increase.

         Data customers increased by 180,400, or 250.6%, to 252,400 at December 31, 2000 from 72,000 at December 31, 1999. Of this increase, approximately 12,400 customer additions were the result of acquisitions. The remaining net increase of 168,000 customers relates to internal growth. Data customers consisted of 215,900 cable modem customers and 36,500 dial-up customers at December 31, 2000. The increase resulted primarily from internal growth, which continued to increase as we upgraded our systems to offer high-speed interactive services to a larger customer base. Marketing efforts coupled with strong demand for such services also contributed to the increase.

         Advertising sales increased $162.6 million, or 225.8%, from $72.0 million in 1999 to $234.6 million in 2000. Of this increase, approximately $101.8 million was the result of acquisitions. The remaining increase of $60.8 million relates to internal growth. As a result of our rebuild efforts, we experienced increased capacity primarily as the result of expanded channel line-ups and thus, increased advertising. The significant level of political campaign advertising in 2000 also contributed to increased advertising revenues.

         Operating, General and Administrative Expenses. Operating, general and administrative expenses increased by $913.3 million from $738.0 million in 1999 to $1,651.3 million in 2000. System operations acquired after January 1, 1999 accounted for $813.8 million or 89% of the increase in 2000 while systems acquired before January 1, 1999 accounted for $99.5 million or 11%. Key expense components as a percentage of revenues are as follows (dollars in millions):

	YEAR ENDED DECEMBER 31,

	2000		1999		2000 OVER 1999

		% OF		% OF		%
	BALANCE	REVENUES	BALANCE	REVENUES	CHANGE	CHANGE

General, administrative and service	$719.6	22.1%	$342.9	24.0%	$376.7	109.9%

Analog video programming	736.0	22.7%	327.9	23.0%	408.1	124.5%

Digital video	36.2	1.1%	3.5	0.2%	32.7	934.3%

Cable modem	39.2	1.2%	9.0	0.6%	30.2	335.6%

Advertising sales	56.5	1.7%	19.0	1.3%	37.5	197.4%

Marketing	63.8	2.0%	35.7	2.5%	28.1	78.7%

	$1,651.3		$738.0		$913.3

         The increase in general, administrative and service costs of approximately $376.7 million, or 109.9%, resulted primarily from increases in corporate and regional resources to support our growth. The increase in analog video programming costs of approximately $408.1 million, or 124.5%, was primarily the result of continued inflationary or negotiated increases, primarily in sports programming, coupled with increased channel capacity. The increase of approximately $32.7 million, or 934.3%, in direct operating costs to provide digital video services resulted from acquisitions and internal growth of these advanced services. The increase of approximately $30.2 million, or 335.6%, in direct operating costs to provide cable modem services resulted from acquisitions and internal growth. Advertising sales costs increased by approximately $37.5 million, or 197.4%, primarily as the result of acquired operations. Marketing expenses increased by approximately $28.1 million, or 78.7%, as the result of acquired operations coupled with an increased level of promotions of advanced product offerings, including digital video and cable modem high-speed service.

         Gross Margin. Gross margin (defined as revenues less operating, general and administrative expenses) increased from 48.3% in 1999 to 49.2% in 2000, primarily resulting from the increases in sales of digital video and cable modem services in 2000 as compared to 1999. Analog video gross margin decreased from 71.6% in 1999 to 70.6% in 2000, primarily resulting from continued inflation and negotiated increases in programming costs. Digital video gross margin increased from 54.5% in 1999 to 59.5% in 2000, primarily resulting from an increased customer base. Cable modem gross margin increased from 10.0% in 1999 to 28.3% in 2000 resulting from an increased customer base. Advertising sales gross margin increased from 73.6% in 1999 to 75.9% in 2000 resulting from expanded channel capacity as a result of our system upgrades, coupled with increased advertising purchases by programmers.

         Depreciation and Amortization. Depreciation and amortization expense increased by $1,727.8 million, or 231.8%, from $745.3 million in 1999 to $2,473.1 million in 2000. This increase resulted from a full year of expense on the fixed assets and franchises of our 1999 acquisitions, a partial year of expense on 2000 acquisitions and capital expenditures of $2.8 billion to rebuild and upgrade our cable systems in 2000. Related to the rebuild and upgrade of our plant, the useful lives of certain depreciable assets were shortened. As a result, an additional $508.5 million of depreciation expense was recorded during 2000. These increases were partially offset by the elimination of depreciation and amortization expense related to dispositions of cable systems.

         Option Compensation Expense. Option compensation expense decreased by $39.0 million, or 48.8%, from $80.0 million in 1999 to $41.0 million in 2000. The expense relates to option grants at the time of our initial public offering at prices less than the estimated fair market value of our stock resulting in compensation expense to be accrued over the vesting period of the options. Compensation expense will continue to be recorded at a decreasing rate until the last vesting period lapses in April 2004.

         Corporate Expenses. Corporate expenses increased by $3.8 million, or 7.4%, from $51.4 million in 1999 to $55.2 million in 2000. The increase was primarily a result of continued growth as a result of acquisitions.

         Interest Expense. Interest expense increased by $581.3 million, or 121.7%, from $477.8 million in 1999 to $1,059.1 million in 2000. The increase in interest expense was a result of increased average debt outstanding in 2000 of $12,281.2 million compared to $7,108.5 million in 1999, coupled with an increase in our average borrowing rate of 0.66%

from 8.36% in 1999 to 9.02% in 2000. The increased debt was used for acquisitions, capital expenditures and for other corporate purposes.

         Interest Income. Interest income decreased by $27.2 million, or 78.8%, from $34.5 million in 1999 to $7.3 million in 2000. The decrease in interest income was a result of lower average cash balances during 2000 due to required credit facility draw downs in 1999 which were not required in 2000.

         Loss on Equity Investments. The loss in 2000 was primarily due to losses of $7.5 million on investments carried under the equity method of accounting and other than temporary losses of $11.8 million on investments carried under the cost method. These losses were primarily the result of weakening market conditions coupled with poor performance.

         Minority Interest in Loss of Subsidiary. Minority interest in loss of subsidiary increased by $653.7 million, or 114.2%, from $572.6 million in 1999 to $1,226.3 million in 2000. Minority interest in loss of subsidiary represents the allocation of losses to the minority interest in loss of subsidiary based on ownership of Charter Communications Holding Company and the 2% accretion of the preferred membership units in an indirect subsidiary of Charter Holdings issued to certain Bresnan sellers. These membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter Communications, Inc.

         Net Loss. Net loss increased by $762.5 million from $66.2 million in 1999 to $828.7 million in 2000 as a result of the combination of factors discussed above.

         Loss Per Common Share. The loss per common share increased by $1.45, or 65.3%, from $2.22 per common share for the year ended December 31, 1999 to $3.67 per common share for the year ended December 31, 2000 as a result of the factors described above, partially offset by the issuance of stock during 2000.

Liquidity and Capital Resources

         Our business requires significant cash to fund acquisitions, capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, borrowings under the credit facilities of our subsidiaries, issuances of debt securities by our subsidiaries and us and our issuances of equity securities. Charter Communications, Inc.’s ability to make payments on its debt securities is dependent on its receipt of payments on its mirror debt securities issued by its subsidiaries and distributions from Charter Communications Holdings Company or proceeds of the sale of its securities.

         Operating Activities. Net cash provided by operating activities for the years ended December 31, 2001, 2000 and 1999 was $518.7 million, $1.1 billion and $479.9 million, respectively. For the year ended December 31, 2001, net cash provided by operating activities was due primarily to a loss before minority interest of $2.7 billion, and offset partially by a change in other operating assets and liabilities of $679.4 million. For the year ended December 31, 2000, net cash provided by operating activities was due primarily to a loss before minority interest of $2.1 billion, and offset partially by a change in other operating assets and liabilities of $466.8 million. For the year ended December 31, 1999, net cash provided by operating activities was due primarily to a loss before minority interest of $638.8 million, and offset by a change in other operating assets and liabilities of $186.2 million.

         Operating activities provided $612.5 million less cash in 2001 than in 2000. Net loss provided $349.0 million less cash in 2001 than in 2000 primarily due to increases in interest expense resulting from higher average outstanding debt balances due to net borrowings of $3.0 billion during 2001, and changes in accounts payable and accrued expenses that provided $750.9 million less cash in 2001 than in 2000 primarily due to differences in the timing of payments.

         Operating activities provided $651.3 million more cash in 2000 than in 1999. Net loss provided $762.4 million less cash in the year ended December 31, 2000 than in 1999 primarily due to increases in interest expense resulting from higher average outstanding debt balances due to net borrowings of $1.6 billion during 2000, changes in accounts payable and accrued expenses that provided $522.3 million more cash in 2000 than in 1999 primarily due to differences in the timing of payments, and changes in accounts receivable that used $106.1 million more cash in 2000 than in 1999 primarily due to differences in the timing of receivable collections.

         Investing Activities. Net cash used in investing activities for the years ended December 31, 2001, 2000 and 1999 was $4.8 billion, $4.1 billion and $10.1 billion, respectively. For the year ended December 31, 2001, net cash used in investing activities resulted primarily from capital expended of $3.0 billion for property and equipment and $1.8 billion for the acquisition of cable systems. For the year ended December 31, 2000, cash used in investing activities resulted primarily from capital expended of $2.8 billion for property and equipment and $1.2 billion for the acquisition of cable systems. For the year ended December 31, 1999, net cash used in investing activities resulted primarily from $7.6 billion for the acquisition of cable systems and $1.7 billion from a loan to Marcus Cable Holdings. Capital expenditures are primarily for the continued upgrade and rebuild of our systems in order to offer advanced services to our customers and for normal recurring capital expenditures and our continued upgrade and rebuild will continue to require substantial capital. In 2002, we expect to spend a total of approximately $2.5 billion to upgrade and rebuild our systems. See “– Capital Expenditures” for further information.

         Investing activities used $755.3 million more cash in 2001 than in 2000. Purchases of property, plant and equipment used $201.9 million more cash in 2001 than in 2000 as a result of our efforts to upgrade, rebuild and expand our cable systems. Payments for acquisitions used $566.7 million more cash in 2001 than in 2000 primarily as a result of our acquisition of cable systems from AT&T Broadband.

         Investing activities used $6.0 billion less cash in 2000 than in 1999. Purchases in property, plant and equipment used $2.1 billion more cash in 2000 than in 1999 as a result of our efforts to upgrade, rebuild and expand our cable systems. This was offset by payments for acquisitions which used $6.4 billion less cash in 2000 than in 1999 due to our eleven acquisitions in 1999 for which we paid, among other consideration, $7.6 billion in cash, net of cash acquired. In addition, we used $1.7 billion less cash in 2000 than in 1999 due to a nonrecurring loan to Marcus Cable Holdings during 1999.

         Financing Activities. Net cash provided by financing activities for the years ended December 31, 2001, 2000 and 1999 was $4.2 billion, $2.9 billion and $9.7 billion, respectively. For the year ended December 31, 2001, we received proceeds from the issuance of long-term debt of $7.3 billion and proceeds from the issuance of common stock of $1.2 billion. This was offset primarily by repayment of long-term debt of $4.3 billion. For the year ended December 31, 2000, we received proceeds from the issuance of long-term debt of $7.5 billion. This was offset primarily by repayment of long-term debt of $4.5 billion. The increase in cash from financing activities was primarily due to the additional funding needed for acquisitions, capital expenditures and general corporate purposes. For the year ended December 31, 1999, we received proceeds from the issuance of long-term debt of $10.1 billion, proceeds from the initial public offering of Class A common stock of $3.5 billion and proceeds from capital contributions by Vulcan Cable III of $1.9 billion. This was offset primarily by repayment of long-term debt of $5.7 billion.

         Financing activities provided $1.2 billion more cash in 2001 than in 2000. The increase in cash provided in 2001 compared to 2000 was primarily due to proceeds from the issuance of Class A common stock of $1.2 billion.

         Financing activities provided $6.8 billion less cash in 2000 than in 1999. Borrowings of long-term debt provided $2.6 billion less cash in 2000 than in 1999 due to lower borrowings in 2000 while repayments of long-term debt used $1.2 billion less cash in 2000 than in 1999. Net proceeds from our initial public offering of Class A common stock and capital contributions to Charter Communications Holding Company by Vulcan Cable III provided $3.5 billion and $1.9 billion less cash in 2000 than in 1999, respectively, as these were one time events that did not recur in 2000. See “– Financing Activities.”

         As of December 31, 2001 and 2000, long-term debt totaled approximately $16.3 billion and $13.1 billion, respectively. This debt was comprised of approximately $6.7 billion and $7.3 billion of debt under our subsidiaries’ credit facilities, $8.2 billion and $5.0 billion of high yield debt and approximately $1.4 billion and $750.0 million of debt related to our convertible senior notes at December 31, 2001 and 2000, respectively. As of December 31, 2001, we had unused availability of $2.3 billion under the credit facilities of our subsidiaries. After giving effect to the amendment of the Charter Operating and CC VIII Operating credit facilities on January 3, 2002, we would have had $2.6 billion of unused availability under the credit facilities of our subsidiaries as of December 31, 2001.

         As of December 31, 2001 and 2000, the weighted average rate on the bank debt was approximately 6.0% and 8.3%, respectively, while the weighted average rate on the high yield debt was approximately 10.1% and 9.1%, respectively, resulting in a blended weighted average rate of 7.6% and 8.6%, respectively. Approximately 81.9% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of December 31, 2001 as compared to approximately 57.2% at December 31, 2000. The fair value of our total fixed-rate debt was $9.5 billion and $5.5 billion at December 31, 2001 and 2000, respectively. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt approximated the carrying value of $6.7 billion and $7.3 billion at December 31, 2001 and 2000, respectively, since this debt bears interest at current market rates.

         In recent years, we have incurred significant additional debt to fund our capital expenditures and acquisitions. Our significant amount of debt may adversely affect our ability to obtain financing in the future and react to changes in our business. Our credit facilities and other debt instruments contain various financial and operating covenants that could adversely impact our ability to operate our business, including restrictions on the ability of our operating subsidiaries to distribute cash to their parents. See “– Financing Activities,” “– Certain Trends and Uncertainties – Restrictive Covenants” and Exhibit 99.1 “Risk Factors” for further information. Additionally, in the event of a default or an event of default under the credit agreements of our subsidiaries, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could adversely impact our ability to operate our business and to make payments under our debt instruments. An event of default may in certain circumstances result in the acceleration of our debt under the related credit facility and may result in defaults under the agreements governing our other long-term indebtedness. See “– Financing Activities” for a description of certain of the terms of the agreements governing our long-term indebtedness.

         We currently anticipate that we will have sufficient capital from operating revenues and existing credit facilities to fund our operating costs, interest expense, required debt repayments and capital expenditures during 2002 and through 2003, after which time we expect that cash flows from operations will fund our operating costs, interest expense and capital expenditures. However, any projections about future capital need and cash flows are subject to substantial uncertainty. See “– Certain Trends and Uncertainties.”

Capital Expenditures

         We have substantial ongoing capital expenditure requirements. We make capital expenditures primarily to upgrade, rebuild and expand our cable systems, as well as for system improvements, for the development of new products and services, and deployment of digital converters and cable modems. Upgrading our cable systems will enable us to offer an increasing variety of advanced products and services, including digital television, cable modem high-speed Internet access, video-on-demand interactive services additional channels and tiers and expanded pay-per-view options, to a larger customer base.

         We made capital expenditures, excluding acquisitions of cable systems of $3.0 billion, $2.8 billion and $741.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. The majority of the capital expenditures in 2001 related to our rebuild and upgrade program and purchases of converters and cable modems, and were funded from cash flows from operations, the issuance of debt, borrowings under credit facilities and the issuance of Class A common stock.

         In 2002, we expect to spend a total of approximately $2.5 billion to upgrade and rebuild our systems in order to offer advanced services to our customers and for normal recurring capital expenditures. Normal recurring capital expenditures will include extensions of systems, development of new products and services, purchases of converters and cable modems, system improvements and the build-out of advanced customer contact centers. The actual amount that we spend on these types of capital expenditures will depend on the level of our growth in digital cable customer base and in the delivery of other advanced services. We currently anticipate that we will have sufficient capital to fund our capital expenditures through 2003, after which time we expect that cash flows from operations will fund our capital expenditures and interest expense. However, we may need additional capital if there is accelerated growth in digital cable customers or in the delivery of other advanced services, whether as a result of increasing demand for advanced products and services in our upgraded service areas or a need to upgrade other service areas ahead of schedule. We may also need additional capital if we acquire substantial additional customers. If we are not able to obtain such capital from increases in our operating cash flow, additional borrowings or other sources, we may not be able to fund any accelerated growth, offer advanced products and services or compete effectively. Consequently, our growth, financial condition and results of operations could suffer materially.

Investing Activities

         High Speed Access Corp. High Speed Access was a provider of high-speed Internet access services over cable modems. During the period from 1997 to 2000, certain Charter Communications entities entered into Internet-access related service agreements, and both Vulcan Ventures, an entity controlled by Mr. Allen, and certain of our subsidiaries made equity investments in High Speed Access. On December 5, 2000, one of our subsidiaries, Charter Communications Ventures, LLC, and Vulcan Ventures purchased 37,000 shares and 38,000 shares, respectively, of Series D convertible preferred stock of High Speed Access for $37.0 million and $38.0 million, respectively.

         On September 28, 2001, Charter Communications Holding Company and High Speed Access entered into an asset purchase agreement pursuant to which Charter Communications Holding Company agreed to purchase from High Speed Access the contracts and associated assets, and assume related liabilities, that serve our customers, including a customer contact center, network operations center and provisioning software. On December 20, 2001, Charter Communications Holding Company assigned certain of its rights under the asset purchase agreement and certain related agreements to its subsidiary, CC Systems, LLC. The transaction closed on February 28, 2002. At the closing, CC Systems wired funds in the amount of $77.5 million to High Speed Access and delivered 37,000 shares of High Speed Access’ Series D convertible preferred stock and all of the warrants to buy High Speed Access common stock owned by Charter Communications Holding Company and High Speed Access purchased 38,000 shares of its Series D Preferred Stock from Vulcan Ventures for $8.0 million. To secure indemnity claims against High Speed Access under the asset purchase agreement, $2.0 million of the purchase price was held back. Additional purchase price adjustments may be made as provided in the asset purchase agreement. Charter Communications Holding Company obtained a fairness opinion from a qualified investment-banking firm regarding the valuation of the assets purchased by CC Systems pursuant to the asset purchase agreement. Concurrently with the closing of the transaction, High Speed Access purchased all of its common stock held by Vulcan Ventures, and certain of the agreements between our subsidiaries and High Speed Access Corp., including the programming content agreement, the services agreement, the systems access agreement, the 1998 network services agreement and the May 2000 network services agreement were terminated. As of December 31, 2001 and 2000, the carrying value of the investment in High Speed Access was zero and $38.2 million, respectively. Following the closing of the asset purchase, neither we nor any of our subsidiaries nor Vulcan Ventures beneficially owned any equity securities of High Speed Access. See “Item 13. Certain Relationships and Related Transactions – Business Relationships.”

         WorldGate/TVGateway. WorldGate Communications, Inc. is a provider of Internet access through cable systems. Charter Communications, Inc. has an affiliation agreement with WorldGate for an initial term which expires in November 2002. On July 25, 2000, Charter Communications Holding Company entered into a joint venture, named TVGateway, LLC, with WorldGate Communications, Inc. and several other cable operators to develop and deploy a server-based interactive program guide. Charter Communications Holding Company initially invested $850,000, providing it a 16.25% ownership interest in the joint venture and through subsequent investments of $1.0 million, $1.5 million and $1.5 million in December 2000, July 2001 and December 2001, respectively, increased its ownership interest to 17.63% as of December 31, 2001. For the first four years after the formation of TVGateway, Charter Communications Holding Company will earn additional ownership units, up to a maximum of 750,000 ownership units, as the interactive program guide is deployed to our customers. On August 15, 2000, in connection with the formation of the joint venture, Charter Communications Holding Company purchased 31,211 shares of common stock of WorldGate at $16.02 per share for a total purchase price of $500,000. As a result of this purchase, Charter Communications Holding Company received a $125,000 credit from WorldGate against future equipment purchases relating to the deployment of its service. Additionally, WorldGate granted Charter Communications Holding Company warrants to purchase up to 500,000 shares of WorldGate common stock for a period of seven years at a exercise price of $24.78 per share. For a period of three years from the date of closing, Charter Communications Holding Company will also be issued warrants to purchase common stock of WorldGate based on the number of two-way digital homes passed in the systems in which Charter Communications Holding Company has deployed WorldGate service. As of December 31, 2001, Charter Communications Holding Company had earned warrants to purchase 27,853 shares, but has not yet received documentation evidencing them. One of our subsidiaries holds additional warrants to purchase 263,353 shares of WorldGate common stock for $10.65 per share, which expire on June 30, 2002 and also owns 107,554 shares of WorldGate common stock for which it paid a total of $1.5 million. As of December 31, 2001 and 2000, the carrying value of our investment in WorldGate was approximately $183,000 and $529,000, respectively, and the carrying value of our investment in TVGateway was approximately $2.6 million and $1.1 million, respectively. See “Item 13. Certain Relationships and Related Transactions – Business Relationships.”

         digeo, inc. In connection with the execution our carriage agreement on March 5, 2001, with digeo interactive, LLC, a subsidiary of digeo, inc., which will function as its television-based Internet portal for an initial six-year period, Charter Communications Ventures, LLC, received an equity interest in digeo, inc. funded by Vulcan Ventures Incorporated’s contribution of approximately $21.2 million, which is subject to a priority return of capital to Vulcan up to the amount so funded. Vulcan also agreed to make, through January 24, 2004, certain additional contributions through Digeo Broadband Holdings, LLC to acquire digeo, inc. equity in order to maintain Charter Venture’s pro rata interest in digeo, inc. in the event of certain future digeo, inc. equity financings by the founders of digeo, inc. These additional equity interests will also be subject to a priority return of capital to Vulcan up to the amount so contributed. As of December 31, 2001, the carrying value of our investment in digeo was approximately $599,000. See “Item 13. Certain Relationships and Related Transactions – Business Relationships.”

         Acquisitions. See “– Business – Acquisitions” for a discussion of our investments through acquisitions.

Financing Activities

         As of December 31, 2001, our total debt was approximately $16.3 billion. Actual debt outstanding at December 31, 2001 and pro forma for the issuance of the January 2002 Charter Holdings notes described herein is summarized below (dollars in thousands):

	ACTUAL	PRO FORMA
	BALANCE AT	BALANCE AT
	DECEMBER 31,	DECEMBER 31,
	2001	2001

LONG-TERM DEBT

Charter Communications, Inc.:

October and November 2000

5.75% convertible senior notes due 2005	$750,000	$750,000

May 2001

4.75% convertible senior notes due 2006	632,500	632,500

Charter Holdings:

March 1999

8.250% senior notes due 2007	600,000	600,000

8.625% senior notes due 2009	1,500,000	1,500,000

9.920% senior discount notes due 2011	1,475,000	1,475,000

January 2000

10.000% senior notes due 2009	675,000	675,000

10.250% senior notes due 2010	325,000	325,000

11.750% senior discount notes due 2010	532,000	532,000

January 2001

10.750% senior notes due 2009	900,000	900,000

11.125% senior notes due 2011	500,000	500,000

13.500% senior discount notes due 2011	675,000	675,000

May 2001

9.625% senior notes due 2009	350,000	350,000

10.000% senior notes due 2011	575,000	575,000

11.750% senior discount notes due 2011	1,018,000	1,018,000

January 2002

9.625% senior notes due 2009	—	350,000

10.000% senior notes due 2011	—	300,000

12.125% senior discount notes due 2012	—	450,000

Renaissance:

10.00% senior discount notes due 2008	114,413	114,413

CC V Holdings:

11.875% senior discount notes due 2008	179,750	179,750

Other long-term debt	1,313	1,313

Credit Facilities

Charter Operating	4,145,000	3,680,000

CC VI Operating	901,000	825,000

CC VII	582,000	485,000

CC VIII Operating	1,082,000	975,000

	17,512,976	17,867,976

Unamortized discount	(1,170,103)	(1,375,144)

	$16,342,873	$16,492,832

         5.75% Convertible Senior Notes. In October and November 2000, Charter Communications, Inc. issued 5.75% convertible senior notes with an aggregate principal amount at maturity of $750.0 million. The 5.75% convertible senior notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 46.3822 shares per $1,000 principal amount of notes, which is equivalent to a price of $21.56 per share, subject to certain adjustments. These notes are redeemable at our option at amounts decreasing from 102.3% to 100% of the principal amount plus accrued and unpaid interest beginning on October 15, 2003, to the date of redemption. Interest is payable semiannually on April 15 and October 15, beginning April 15, 2001, until maturity on October 15, 2005. The net proceeds of $727.5 million were used to repay a portion of the amount outstanding under the 2000 Charter Holdings senior bridge loan.

         4.75% Convertible Senior Notes. In May 2001, Charter Communications, Inc. issued 4.75% convertible senior notes with an aggregate principal amount at maturity of $632.5 million. The 4.75% convertible senior notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 38.0952 shares per $1,000 principal amount of notes, which is equivalent to a price of $26.25 per share, subject to certain adjustments. These notes are redeemable at our option at amounts decreasing from 101.9% to 100% of the principal amount plus accrued and unpaid interest beginning on June 4, 2004, to the date of redemption.

Interest is payable semiannually on December 1 and June 1, beginning December 1, 2001, until maturity on June 1, 2006. The net proceeds of $608.7 million were used to repay a portion of the amounts outstanding under the revolving credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures.

         March 1999 Charter Holdings Notes. In March 1999, Charter Holdings and Charter Capital issued $3.6 billion principal amount of senior notes. The March 1999 Charter Holdings notes consisted of $600.0 million in aggregate principal amount of 8.250% senior notes due 2007, $1.5 billion in aggregate principal amount of 8.625% senior notes due 2009, and $1.475 billion in aggregate principal amount at maturity of 9.920% senior discount notes due 2011. The net proceeds of approximately $2.9 billion, combined with the borrowings under our credit facilities, were used to consummate tender offers for publicly held debt of several of our subsidiaries, to refinance borrowings under our previous credit facilities, for working capital purposes and to finance a number of acquisitions.

         The 8.250% senior notes are not redeemable prior to maturity. Interest is payable semiannually in arrears on April 1 and October 1, beginning October 1, 1999, until maturity. The 8.625% senior notes are redeemable at our option at amounts decreasing from 104.313% to 100% of par value plus accrued and unpaid interest beginning on April 1, 2004, to the date of redemption. At any time prior to April 1, 2002, we may redeem up to 35% of the aggregate principal amount of the 8.625% senior notes at a redemption price of 108.625% of the principal amount under certain conditions. Interest is payable semiannually in arrears on April 1 and October 1, beginning October 1, 1999, until maturity.

         The 9.920% senior discount notes are redeemable at our option at amounts decreasing from 104.960% to 100% of accreted value beginning April 1, 2004. At any time prior to April 1, 2002, we may redeem up to 35% of the aggregate principal amount of the 9.920% senior discount notes at a redemption price of 109.920% of the accreted value under certain conditions. Thereafter, cash interest is payable semiannually in arrears on April 1 and October 1 beginning October 1, 2004, until maturity.

         As of December 31, 2001, a total of $2.1 billion was outstanding under the 8.250% notes and the 8.625% notes, and the accreted value of the outstanding 9.920% notes was approximately $1.2 billion.

         January 2000 Charter Holdings Notes. In January 2000, Charter Holdings and Charter Capital issued $1.5 billion principal amount of senior notes. The January 2000 Charter Holdings notes consisted of $675.0 million in aggregate principal amount of 10.000% senior notes due 2009, $325.0 million in aggregate principal amount of 10.250% senior notes due 2010, and $532.0 million in aggregate principal amount at maturity of 11.750% senior discount notes due 2010. The net proceeds of approximately $1.25 billion were used to consummate change of control offers for certain of the Falcon, Avalon and Bresnan notes.

         The 10.000% senior notes are not redeemable prior to maturity. Interest is payable semiannually in arrears on April 1 and October 1, beginning April 1, 2000, until maturity. The 10.250% senior notes are redeemable at our option at amounts decreasing from 105.125% to 100% of par value plus accrued and unpaid interest beginning on January 15, 2005, to the date of redemption. At any time prior to January 15, 2003, we may redeem up to 35% of the aggregate principal amount of the 10.250% senior notes at a redemption price of 110.250% of the principal amount under certain conditions. Interest is payable semiannually in arrears on January 15 and July 15, beginning July 15, 2000, until maturity.

         The 11.750% senior discount notes are redeemable at our option at amounts decreasing from 105.875% to 100% of accreted value beginning January 15, 2005. At any time prior to January 15, 2003, we may redeem up to 35% of the aggregate principal amount of the 11.750% senior discount notes at a redemption price of 111.750% of the accreted value under certain conditions. Thereafter, cash interest is payable semiannually in arrears on January 15 and July 15 beginning July 15, 2005, until maturity.

         As of December 31, 2001, a total of $1.0 billion of the January 2000 Charter Holdings 10.000% and 10.250% senior notes were outstanding, and the accreted value of the 11.750% senior discount notes was approximately $376.1 million.

         January 2001 Charter Holdings Notes. In January 2001, Charter Holdings and Charter Capital issued $2.1 billion in aggregate principal amount of senior notes. The January 2001 Charter Holdings notes consisted of $900.0 million in aggregate principal amount of 10.750% senior notes due 2009, $500.0 million in aggregate principal amount of 11.125% senior notes due 2011 and $675.0 million in aggregate principal amount at maturity of 13.500% senior discount notes due

2011. The net proceeds of approximately $1.72 billion were used to repay all remaining amounts then outstanding under the Charter Holdings 2000 senior bridge loan facility and the CC VI Operating revolving credit facility and a portion of the amounts then outstanding under the Charter Operating and CC VII revolving credit facilities and for general corporate purposes.

         The 10.750% senior notes are not redeemable prior to maturity. Interest is payable semiannually on April 1 and October 1, beginning October 1, 2001 until maturity. The 11.125% senior notes are redeemable at our option at amounts decreasing from 105.563% to 100% of par value plus accrued and unpaid interest, beginning on January 15, 2006, to the date of redemption. At any time prior to January 15, 2004, we may redeem up to 35% of the aggregate principal amount of the 11.125% senior notes at a redemption price of 111.125% of the principal amount under certain conditions. Interest is payable semiannually in arrears on January 15 and July 15, beginning on July 15, 2001, until maturity.

         The 13.500% senior discount notes are redeemable at our option at amounts decreasing from 106.750% to 100% of accreted value beginning January 15, 2006. At any time prior to January 15, 2004, we may redeem up to 35% of the aggregate principal amount of the 13.500% senior notes at a redemption price of 113.500% of the accreted value under certain conditions. Interest is payable semiannually in arrears on January 15 and July 15, beginning on July 15, 2006, until maturity.

         As of December 31, 2001, a total of $1.4 billion of the January 2001 Charter Holdings 10.750% and 11.125% senior notes were outstanding, and the accreted value of the 13.500% senior discount notes was approximately $398.3 million.

         May 2001 Charter Holdings Notes. In May 2001, Charter Holdings and Charter Capital issued $1.94 billion in aggregate principal amount of senior notes. The May 2001 Charter Holdings notes consisted of $350.0 million in aggregate principal amount of 9.625% senior notes due 2009, $575.0 million in aggregate principal amount of 10.000% senior notes due 2011 and $1.0 billion in aggregate principal amount at maturity of 11.750% senior discount notes due 2011. The net proceeds of approximately $1.47 billion were used to pay a portion of the purchase price of the AT&T transactions, repay all amounts outstanding under the Charter Operating and CC VII revolving credit facilities and for general corporate purposes, including capital expenditures.

         The 9.625% senior notes are not redeemable prior to maturity. Interest is payable semiannually in arrears on May 15 and November 15, beginning November 15, 2001, until maturity. The 10.000% senior notes are redeemable at our option at amounts decreasing from 105.000% to 100% of par value plus accrued and unpaid interest beginning on May 15, 2006, to the date of redemption. At any time prior to May 15, 2004, we may redeem up to 35% of the aggregate principal amount of the 10.000% senior notes at a redemption price of 110.000% of the principal amount under certain conditions. Interest is payable semiannually in arrears on May 15 and November 15, beginning November 15, 2001, until maturity.

         The 11.750% senior discount notes are redeemable at our option at amounts decreasing from 105.875% to 100% of accreted value beginning January 15, 2006. At any time prior to May 15, 2004, we may redeem up to 35% of the aggregate principal amount of the 11.750% senior discount notes at a redemption price of 111.750% of the accreted value under certain conditions. Thereafter, cash interest is payable semiannually in arrears on May 15 and November 15 beginning November 15, 2006, until maturity.

         As of December 31, 2001, a total of $925.0 million of the May 2001 Charter Holdings 9.625% and 10.000% senior notes were outstanding, and the accreted value of the 11.750% senior discount notes was approximately $618.1 million.

         Renaissance Notes. In connection with the acquisition of Renaissance in April 1999, we assumed $163.2 million principal amount at maturity of 10.000% senior discount notes due 2008. The Renaissance notes do not require the payment of interest until April 15, 2003. From and after April 15, 2003, the Renaissance notes bear interest, payable semi-annually in cash, on April 15 and October 15, commencing on October 15, 2003. The Renaissance notes are due on April 15, 2008.

         In May 1999, $48.8 million aggregate face amount of the Renaissance notes was repurchased at 101% of the accreted value plus accrued and unpaid interest. As of December 31, 2001, $114.4 million of the Renaissance notes were outstanding, and the accreted value was approximately $103.6 million.

         CC V Holdings Notes. Charter Communications Holding Company acquired CC V Holdings (f/k/a Avalon Cable) in November 1999 and assumed CC V Holdings’ outstanding 11.875% senior discount notes due 2008 with an accreted value of $123.3 million and $150.0 million in principal amount of 9.375% senior subordinated notes due 2008. After December 1, 2003, cash interest on the CC V Holdings 11.875% notes will be payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2004.

         In January 2000, through change of control offers and purchases in the open market, we repurchased all of the $150.0 million aggregate principal amount of the CC V Holdings 9.375% notes. The aggregate repurchase price was $153.7 million and was funded with the proceeds from sale of the January 2000 Charter Holdings notes.

         Contemporaneously, we completed change of control offers in which we repurchased $16.3 million aggregate principal amount at maturity of the 11.875% notes at a purchase price of 101% of accreted value as of January 28, 2000, for $10.5 million. As of December 31, 2001, CC V Holdings 11.875% notes with an aggregate principal amount of $179.8 million at maturity remained outstanding with an accreted value of $146.3 million.

         Falcon Notes. Charter Communications Holding Company acquired the Falcon entities (n/k/a CC VII) in November 1999 and assumed Falcon’s outstanding $375.0 million in principal amount of 8.375% senior notes due 2010 and 9.285% senior discount notes due 2010 with an accreted value of approximately $319.1 million as of the acquisition date. Charter Communications Holding Company transferred Falcon to Charter Holdings in January 2000.

         In February 2000, through change of control offers and purchases in the open market, all of the Falcon 8.375% senior notes with a principal amount of $375.0 million were repurchased for $388.0 million, and all of the Falcon 9.285% senior discount notes with an aggregate principal amount at maturity of $435.3 million were repurchased for $328.1 million.

         Bresnan Notes. We acquired the Bresnan companies (n/k/a CC VIII) in February 2000 and assumed Bresnan’s outstanding $170.0 million in principal amount of 8.000% senior notes due 2009 and $275.0 million in principal amount at maturity of 9.250% senior discount notes due 2009 with an accreted value of $192.2 million. In March 2000, we repurchased all of the outstanding Bresnan notes at purchase prices of 101% of the outstanding principal amounts plus accrued and unpaid interest or accreted value, as applicable, for a total of $369.7 million, using proceeds from the sale of the January 2000 Charter Holdings notes.

         January 2002 Charter Holdings Notes. In January 2002, Charter Holdings and Charter Capital issued senior notes with an aggregate principal amount at maturity of $1.1 billion. The January 2002 Charter Holdings notes are comprised of $350.0 million 9.625% senior notes due 2009, $300.0 million 10.000% senior notes due 2011, and $450.0 principal amount at maturity of 12.125% senior discount notes due 2012. The net proceeds of approximately $872.8 million, were used to repay a portion of the amounts outstanding under the revolving credit facilities of our subsidiaries.

         The 9.625% senior notes are not redeemable prior to maturity. Interest is payable semiannually in arrears on May 15 and November 15, beginning November 15, 2001, until maturity. The 10.000% senior notes are redeemable at our option at amounts decreasing from 105.000% to 100% of par value plus accrued and unpaid interest beginning on May 15, 2006, to the date of redemption. At any time prior to May 15, 2004, we may redeem up to 35% of the aggregate principal amount of the 10.000% senior notes at a redemption price of 110.000% of the principal amount under certain conditions. Interest is payable semiannually in arrears on May 15 and November 15, beginning November 15, 2001, until maturity.

         The 12.125% senior discount notes are redeemable at our option at amounts decreasing from 106.683% to 100% of accreted value beginning January 15, 2007. At any time prior to January 15, 2005, we may redeem up to 35% of the aggregate principal amount of the 12.125% senior discount notes at a redemption price of 112.125% of the accreted value under certain conditions. Thereafter, cash interest is payable semiannually in arrears on January 15 and July 15 beginning July 15, 2007, until maturity.

         Convertible Senior Notes and High Yield Indebtedness – Change of Control; Restrictive Covenants. In the event of a specified change of control under each of the indentures governing the public notes of our subsidiaries described above, including the Charter Holdings notes, our subsidiaries must offer to repurchase any then outstanding public notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any. See “– Certain Trends and Uncertainties – Long-Term Indebtedness – Change of Control Payments.”

         In the event of a specified change of control event in the indentures governing the Charter Communications, Inc. convertible senior notes, Charter Communications, Inc. must offer to repurchase any then outstanding 5.75% convertible senior notes and 4.75% convertible senior notes at 100% of their principal amount plus accrued interest to the repurchase date. See “– Certain Trends and Uncertainties – Long-Term Indebtedness – Change of Control Payments.”

         The indentures governing the public notes of our subsidiaries contain certain covenants that restrict the ability of Charter Holdings and Charter Capital and their restricted subsidiaries to:

•	incur additional debt;

•	pay dividends on stock or repurchase stock;

•	grant liens;

•	make investments;

•	sell all or substantially all of our assets or merge with or into other companies;

•	sell assets;

•	in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to us; and

•	engage in certain transactions with affiliates.

         The indentures governing the Avalon and Renaissance notes contain similar restrictions.

         Additionally, the indentures governing the high yield debt of our subsidiaries contain information requirements and events of default and certain restrictive covenants. The events of default under the Charter Holdings notes include a cross-default to acceleration of, or failure to pay when due any scheduled payment of principal in respect of, any indebtedness of Charter Holdings, Charter Capital or any of Charter Holdings’ restricted subsidiaries having an outstanding principal amount in excess of $100 million. Each of the indentures governing our convertible senior notes includes a substantially similar provision for Charter Communications, Inc., and its significant subsidiaries. As a result, an event of default related to the failure to make a principal payment when due or the acceleration of the indebtedness under the credit facilities of our subsidiaries or the Avalon and Renaissance indentures could cause a cross-default under the Charter Holdings indentures and the indentures governing our convertible senior notes. See “– Certain Trends and Uncertainties – Acceleration of Indebtedness of Subsidiaries” and “– Certain Trends and Uncertainties – Restrictive Covenants.”

         The Renaissance indenture contains a similar cross-default provision with a $10 million threshold that applies to the issuers of the Renaissance notes and their restricted subsidiaries. The Avalon indenture contains events of default that include a cross-default to acceleration of, or failure to make payments when due or within the applicable grace period, by CC V Holdings, CC V Holdings Finance or any restricted subsidiary, on any indebtedness in excess of $5.0 million. As a result, an event of default related to the failure to make a payment when due or the acceleration of the indebtedness under the CC VIII Operating credit facility could cause a cross-default under the Avalon indenture. See “– Certain Trends and Uncertainties – Acceleration of Indebtedness of Subsidiaries.”

         Distributions under the indentures governing the Charter Holdings notes by Charter Holdings to Charter Communications Holding Company or to Charter Communications, Inc. to pay interest or principal on the convertible senior notes are generally permitted, provided that Charter Holdings meets certain specified financial ratios. In each case, such distributions are not permitted during the existence of a default under the Charter Holdings indentures. Distributions to Charter Holdings to pay interest on the Charter Holdings notes are subject to the restricted payment provisions contained in the indenture for the 11.875% CC V Holdings, LLC notes and the Renaissance notes. See “– Certain Trends and Uncertainties – Restrictive Covenants.”

         Charter Operating Credit Facilities. Obligations under the Charter Operating credit facilities are guaranteed by Charter Operating’s parent, Charter Holdings, and by Charter Operating’s subsidiaries. The obligations under the Charter Operating credit facilities are secured by pledges by Charter Operating of intercompany obligations and the equity interests of Charter Operating in its subsidiaries and its subsidiaries obligations of and interests in each of their subsidiaries, but are not secured by the other assets of Charter Operating or its subsidiaries. The obligations under the Charter Operating credit facilities are also secured by pledges of intercompany obligations and the equity interests of Charter Holdings in Charter Operating, but are not secured by the other assets of Charter Holdings.

         The Charter Operating credit facilities were amended and restated on January 3, 2002 and provide for four term facilities: two Term A facilities with an aggregate principal amount of $1.11 billion that matures in September 2007, each with different amortization schedules, one beginning in June 2002 and one beginning in September 2005; and two Term B facilities with an aggregate principal amount of $2.75 billion, of which $1.85 billion matures in March 2008 and $900 million matures in September 2008. The amortization of the principal amount of the Term B term loan facilities is substantially “back-ended,” with more than 90% of the principal balance due in the year of maturity. The Charter Operating credit facilities also provide for two revolving credit facilities, in an aggregate amount of $1.34 billion, which will reduce annually beginning in March 2004 and September 2005, with a maturity date in September 2007. At the option of the lenders, supplemental credit facilities in the amount of $100.0 million may be available. Amounts under the Charter Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans (6.50% to 7.69% as of December 31, 2001) and 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving credit facilities.

         As of December 31, 2001, outstanding borrowings were approximately $4.1 billion and the unused availability was $855.0 million. After giving effect to the amendment to the Charter Operating credit facilities on January 3, 2002, unused availability would have been $1.06 billion as of December 31, 2001. We repaid $465.0 million under the Charter Operating revolving credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

         CC VI Operating Credit Facilities. The obligations under the CC VI Operating credit facilities are guaranteed by CC VI Operating’s parent, CC VI Holdings, LLC, and by the subsidiaries of CC VI Operating. The obligations under the CC VI Operating credit facilities are secured by pledges of the equity interests and intercompany obligations of CC VI Operating in its subsidiaries and its subsidiaries obligations of and interests in each of their subsidiaries, but are not secured by other assets of CC VI Operating or its subsidiaries. The obligations under the CC VI Operating credit facilities are also secured by pledges of intercompany obligations and the equity interests of CC VI Holdings in CC VI Operating, but are not secured by the other assets of CC VI Holdings.

         The CC VI Operating credit facilities provide for two term facilities, one with a principal amount of $450.0 million that matures May 2008 (Term A), and the other with a principal amount of $400.0 million that matures November 2008 (Term B). The CC VI credit facilities also provide for a $350.0 million reducing revolving credit facility with a maturity date in May 2008. At the option of the lenders, supplemental credit facilities in the amount of $300.0 million may be available until December 31, 2004. Amounts under the CC VI credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 3.0% for Eurodollar loans (6.34% to 7.93% as of December 31, 2001) and 2.0% for base rate loans. A quarterly commitment fee of between 0.250% and 0.375% per annum is payable on the unborrowed balance of the Term A facility and the revolving facility. We used $850.0 million of the credit facilities to fund a portion of the Fanch purchase price.

         As of December 31, 2001, outstanding borrowings were $901.0 million and unused availability was $299.0 million. We repaid $76.0 million under the CC VI revolving credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

         CC VII Credit Facilities. The obligations under the CC VII credit facilities are guaranteed by the direct parent of Falcon Cable Communications, Charter Communications VII, LLC, and by the subsidiaries of Falcon Cable Communications. The obligations under the CC VII credit facilities are secured by pledges of the equity interests and intercompany obligations of Falcon Cable Communications in its subsidiaries and its subsidiaries’ obligations and interests in each of their subsidiaries, but are not secured by other assets of Falcon Cable Communications or its subsidiaries. The obligations under the CC VII credit facilities are also secured by pledges of intercompany obligations and the equity interests of Charter Communications VII in Falcon Cable Communications, but are not secured by the other assets of Charter Communications VII.

         The previous Falcon credit facilities were amended in connection with the Falcon acquisition in November 1999 and again in September 2001. The CC VII credit facilities provide for two term facilities, one with a principal amount of $194.0 million that matures June 2007 (Term B), and the other with the principal amount of $291.0 million that matures December 2007 (Term C). The CC VII credit facilities also provide for a reducing revolving facility of up to approximately $77.7 million (maturing in December 2006), a reducing supplemental facility of up to $110.0 million (maturing in December 2007) and a second reducing revolving facility of up to $670.0 million (maturing in June 2007). At the option of the lenders, supplemental credit facilities in the amount of up to $486.4 million may also be available. Amounts under the CC VII credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.5% for

Eurodollar loans (5.50% to 7.08% as of December 31, 2001) and up to 1.5% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving facilities.

         As of December 31, 2001, outstanding borrowings were $582.0 million and unused availability was $760.7 million. We repaid $97.0 million under the CC VII revolving credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

         CC V Holdings Credit Facilities. In December 2000, the entities holding the systems acquired in the Bresnan and Avalon transactions were consolidated under CC V Holdings. Upon completion of the Bresnan/Avalon combination in January 2001, all amounts outstanding under the CC V Holdings credit facilities were repaid and the CC V Holdings credit facilities were terminated.

         CC VIII Operating Credit Facilities. The obligations under the CC VIII Operating credit facilities are guaranteed by the parent company of CC VIII Operating, CC VIII Holdings, LLC, and by the subsidiaries of CC VIII Operating. The obligations under the CC VIII Operating credit facilities are secured by pledges of the equity interests and intercompany obligations of CC VIII Operating in its subsidiaries and its subsidiaries obligations of and interests in each of their subsidiaries, but are not secured by other assets of CC VIII Operating or its subsidiaries. The obligations under the CC VIII Operating credit facilities are also secured by pledges of intercompany obligations and the equity interests of CC VIII Holdings in CC VIII Operating, but are not secured by the other assets of CC VIII Holdings.

         Upon the completion of the Bresnan/Avalon combination in January 2001, the CC VIII Operating credit facilities were amended and restated to, among other things, increase borrowing availability by $555.0 million. The credit facilities were further amended and restated on January 3, 2002 and provide for borrowings of up to $1.55 billion. The CC VIII Operating credit facilities provide for three term facilities, two Term A facilities with an aggregate principal amount of $500.0 million that mature in June 2007, and a Term B facility with a principal amount of $500.0 million that matures in February 2008. The amortization of the principal amount of the Term B term loan facilities is substantially “back-ended,” with more than 90% of the principal balance due in the year of maturity. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the aggregate amount of $550.0 million, which will reduce quarterly beginning in March 2002 and September 2005, respectively, with maturity dates in June 2007. At the option of the lenders, supplemental facilities in the amount of $300.0 million may be available. Amounts under the CC VIII Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans (6.09% to 7.84% as of December 31, 2001) and up to 1.75% for base rate loans. A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of the revolving credit facilities.

         As of December 31, 2001, outstanding borrowings were $1.1 billion, and unused availability was $368.0 million. After giving effect to the amendment to the CC VIII credit facilities on January 3, 2002, unused availability would have been $468.0 million as of December 31, 2001. We repaid $107.0 million under the CC VIII revolving credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

         Charter Holdings 2000 Senior Bridge Loan Facility. On August 4, 2000, Charter Holdings and Charter Capital entered into a senior bridge loan agreement providing for senior increasing rate bridge loans in an aggregate principal amount of up to $1.0 billion.

         On August 14, 2000, Charter Holdings borrowed $1.0 billion under the senior bridge loan facility and used substantially all of the proceeds to repay a portion of the amounts outstanding under the Charter Operating and the CC VII revolving credit facilities. The bridge loan initially bore interest at an annual rate of 10.21%. For amounts not repaid by November 14, 2000, the interest rate increased by 1.25% at such date.

         The net proceeds, totaling $727.5 million, from the sales in October and November 2000 of convertible senior notes were used to repay $727.5 million of the amount outstanding under the Charter Holdings 2000 senior bridge loan facility. The remaining balance of $272.5 million on the senior bridge loan facility was repaid with the proceeds from the sale of the Charter Holdings January 2001 notes.

         Credit Facilities – Change of Control; Restrictive Covenants. Similar to our indentures and the indentures of our subsidiaries, the credit facilities of our subsidiaries contain change of control provisions, making it an event of default, and permitting acceleration of the debt, in the event of certain specified changes of control, including if Mr. Allen, his estate, heirs and related entities, fails to maintain, directly or indirectly, at least 51% voting interest in the related borrower, or ceases to own of record or beneficially, directly or indirectly, at least 25% of the equity interests in the related borrower. See “– Certain Trends and Uncertainties – Long-Term Indebtedness – Change of Control Payments.”

         Each of the credit facilities of our subsidiaries contain representations and warranties, affirmative and negative covenants similar to those described above with respect to the indentures governing the public notes of our subsidiaries, information requirements, events of default and financial covenants. The financial covenants, which are generally tested on a quarterly basis, measure performance against standards set for leverage, debt service coverage, and operating cash flow coverage of cash interest expense. Additionally, the credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including when significant amounts of assets are sold and the proceeds are not promptly reinvested in assets useful in the business of the borrower. The Charter Operating credit facility also provides that in the event that any existing Charter Holdings notes or other long-term indebtedness of Charter Holdings remain outstanding on the date which is six months prior to the scheduled final maturity, the term loans under the Charter Operating credit facility will mature and the revolving credit facilities will terminate on such date. See “– Certain Trends and Uncertainties – Restrictive Covenants.”

         Distributions under the credit facilities of our subsidiaries to Charter Holdings to pay interest on the Charter Holdings notes and distributions under the Charter Operating, CC VIII Operating and CC VII credit facilities to pay interest on the convertible senior notes are generally permitted, in each case provided the relevant borrower’s cash flow for the most recent fiscal quarter preceding the distribution exceeds 1.75 times its cash interest expense, including the amount of such distribution. Other distributions to Charter Holdings are also permitted if the relevant borrower meets specified financial ratios. In each case, such distributions are not permitted during the existence of a default under the related credit facilities. See “– Certain Trends and Uncertainties – Restrictive Covenants.”

         The events of default for these credit facilities include, among other things, the failure to comply with specified covenants and a cross-default to acceleration of, or failure to make payments when due or within the applicable grace period, by the related guarantor, borrower or the borrower’s restricted subsidiaries, or any specified subsidiary, on any indebtedness in excess of the amounts specified below:

Guarantor / Borrower	Principal Amount

Charter Holdings / Charter Operating	$50.0 million

CC VI Holdings / CC VI Operating	$25.0 million

Charter Communications VII /Falcon Cable Communications	$10.0 million

CC VIII Holdings / CC VIII Operating	$25.0 million

         An event of default related to the failure to make a payment or the acceleration of the indebtedness under the indentures governing the Charter Holdings notes, which could be caused by a similar event of default under the credit facilities of our subsidiaries, could trigger the cross-default provision of the Charter Operating credit facilities. See “– Certain Trends and Uncertainties – Acceleration of Indebtedness of Subsidiaries.”

         Capital Transactions. In May 2001, Charter Communications, Inc. sold shares of its Class A common stock for total proceeds of approximately $1.27 billion. The net proceeds of approximately $1.22 billion were used for general corporate purposes, including capital expenditures.

Related Party Transactions

         See “Item 13. Certain Relationships and Related Transactions – Business Relationships” for information regarding related party transactions and transactions with other parties with whom we or our related parties may have a relationship that enables the parties to negotiate terms of material transactions that may not be available from other, more clearly independent parties, on an arm’s length basis.

Outlook

         During 2001, we continued to roll out our advanced services aggressively, focusing on our digital cable and cable modem businesses. We expect 2002 revenue growth of 12% to 14% and operating cash flow growth, after corporate overhead expense, of 11% to 13% over the pro forma results in 2001 (as detailed below in “– Supplemental Unaudited Pro

Forma Data”). We expect no meaningful increase in basic customers in 2002. We anticipate that the number of our digital customers will increase dramatically, from 2.1 million customers at December 31, 2001 to approximately 2.7 million customers by the end of 2002 as a result of increased marketing efforts and strong demand for this service. We anticipate that the number of our data customers will increase from 644,800 data customers at December 31, 2001 to between 1.2 million and 1.25 million data customers by the end of 2002. In addition, video-on-demand launches are planned for 17 additional markets in 2002 and we expect that approximately half of our digital customers will have access to video-on-demand technology by the end of 2002. Furthermore, we will continue our focus on interactive TV following its recent launch to over 550,000 customers in a number of markets with additional launches in several other markets in 2002 and expect to expand our offering of this service in 2002 to include over 1.0 million customers. In 2002 we expect to offer several new advanced products and services, including an advanced broadband media center terminal that enables digital video recorder capability, home networking and internet-access over the television; wireless home networking; and an enhanced customized internet portal, with a customized browser and charter.com e-mail. Voice-over Internet protocol telephony initiatives will continue to be tested and developed.

         Customer care will remain a priority at Charter. In 2002, we plan to build four additional customer contact centers with goals of increasing efficiency and improving customer service. These new customer contact centers will serve our customer base with state-of-the-art technology to further improve customer satisfaction.

         We will continue our system rebuilds and upgrades so that our customers have access to advanced service technology. We expect to spend approximately $2.5 billion during 2002 for upgrades, rebuilds, and normal recurring capital expenditures.

         Achieving the anticipated growth and increases specified in this Outlook section is subject to many factors, some of which are outside our control. This section includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this section may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimate,” and “potential,” among others. Among these risks, uncertainties and assumptions are those specified in “– Certain Trends and Uncertainties” and in Exhibit 99.1, “Risk Factors.” We refer you to these sections, as well as to “Forward-Looking Statements.”

Certain Trends And Uncertainties

         The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Annual Report, including in Exhibit 99.1 “Risk Factors”, which is incorporated by reference herein, and in other documents that we file with the SEC, that could materially impact our business, results of operations and financial condition.

         Substantial Leverage. We and our subsidiaries have a significant amount of debt. As of December 31, 2001, pro forma for the issuance and sale of the January 2002 Charter Holdings notes and the application of the net proceeds therefrom to repay a portion of the amounts then outstanding under the credit facilities of our subsidiaries, our total debt would have been approximately $16.5 billion, our total shareholders’ equity would have been approximately $2.5 billion and the deficiency of our earnings available to cover fixed charges would have been approximately $2.8 billion. Since December 31, 2001, our subsidiaries have incurred substantial additional debt under their revolving credit facilities.

         We anticipate that we may incur significant additional debt, including through our subsidiaries, in the future to fund the expansion, maintenance and upgrade of our cable systems. If current debt levels increase, the related risks that we now face will intensify. Our ability to service our debt and to fund our planned capital expenditures for upgrading our cable systems and our ongoing operations will depend on our ability to generate cash and to secure financing in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Additionally, it is difficult to assess the impact that the terrorist attacks on September 11, 2001 and the subsequent armed conflict and related events, combined with the general economic slowdown, will have on future operations. If our business does not generate sufficient cash flow from operations, and sufficient future distributions are not available to us from borrowings under our credit facilities or from other sources of financing, we may not be able to repay our debt, to grow our business or to fund our other liquidity and capital needs.

         Restrictive Covenants. The credit facilities of our subsidiaries and the indentures governing the publicly held notes of our subsidiaries contain a number of significant covenants that could adversely impact our business. In particular, the credit facilities and indentures of our subsidiaries restrict our subsidiaries’ ability to:

•	pay dividends or make other distributions;

•	make certain investments or acquisitions;

•	dispose of assets or merge;

•	incur additional debt;

•	issue equity;

•	repurchase or redeem equity interests and debt;

•	grant liens; and

•	pledge assets.

         Furthermore, in accordance with our subsidiaries’ credit facilities, a number of our subsidiaries are required to maintain specified financial ratios and meet financial tests. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument could trigger acceleration of the debt under the applicable agreement and in certain cases under other agreements governing our long-term indebtedness. Any default under our credit facilities or indentures governing our outstanding debt might adversely affect our growth, our financial condition and our results of operations and the ability to make payments on the publicly held notes of Charter Communications, Inc. and our subsidiaries and the credit facilities of our subsidiaries.

         Acceleration of Indebtedness of Our Subsidiaries. In the event of a default under our subsidiaries’ credit facilities or public notes, our subsidiaries’ creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, our subsidiaries’ credit facilities and indentures will not permit our subsidiaries to distribute funds to Charter Communications Holding Company or Charter Communications, Inc. to pay interest or principal on our public notes. If the amounts outstanding under such credit facilities or public notes are accelerated, all of our subsidiaries’ debt and liabilities would be payable from our subsidiaries’ assets, prior to any distribution of our subsidiaries’ assets to pay the interest and principal amounts on our public notes and we might not be able to repay or make any payments on our public notes. Additionally, such a default would cause a cross-default in the indentures governing the Charter Holdings notes and our convertible senior notes and would trigger the cross-default provision of the Charter Operating Credit Agreement. Any default under any of our subsidiaries’ credit facilities or public notes might adversely affect the holders of our public notes and our growth, financial condition and results of operations.

         Long-Term Indebtedness – Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under our public notes or the public notes and credit facilities of our subsidiaries following a change of control. Under the indentures governing our public notes, upon the occurrence of specified change of control events, including certain specified dispositions of our stock by Mr. Allen, we are required to offer to repurchase all of our outstanding public notes. However, we may not have sufficient funds at the time of the change of control event to make the required repurchase of our public notes and our subsidiaries are limited in their ability to make distributions or other payments to us to fund any required repurchase. In addition, a change of control under our subsidiaries’ credit facilities and indentures governing their public notes would require the repayment of borrowings under those credit facilities and indentures. Because such credit facilities and public notes are obligations of our subsidiaries, the credit facilities and the public notes would have to be repaid by our subsidiaries before their assets could be available to us to repurchase our public notes. Our failure to make or complete a change of control offer would place us in default under our public notes. The failure of our subsidiaries to make a change of control offer to repay the amounts outstanding under their credit facilities would place them in default of these agreements and could result in a default under the indentures governing our public notes.

         Variable Interest Rates. At December 31, 2001, excluding the effects of hedging, approximately 41.1% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of December 31, 2001 and December 31, 2000, the weighted average rate on the bank debt was approximately 6.0% and 8.3%, respectively, while the weighted average rate on the high-yield debt was approximately 10.1% and 9.1%, respectively, resulting in a blended weighted average rate of 7.6% and 8.6%, respectively. Approximately 81.9% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of December 31, 2001 as compared to approximately 57.2% at December 31, 2000.

         Regulation and Legislation. Cable systems are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the Federal Communications Commission were to require cable systems to carry both the analog and digital versions of local broadcast signals. The Federal Communications Commission is currently conducting a proceeding in which it is considering this channel usage possibility, although it recently issued a tentative decision against such dual carriage.

         There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with access to cable plant on non-discriminatory terms. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Multiple federal courts have now struck down open-access requirements imposed by several different franchising authorities as unlawful. In March 2002, the Federal Communications Commission adopted a policy of regulatory forbearance concerning cable’s provision of high-speed Internet service, and it officially classified such service in a manner that makes open access requirements unlikely. At the same time, the Federal Communications Commission initiated a rulemaking proceeding that leaves open the possibility that the Commission may assert regulatory control in the future. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

         Management of Growth. We have experienced rapid growth that has placed and is expected to continue to place a significant strain on our management, operations and other resources. Our future success will depend in part on our ability to successfully integrate the operations acquired. The failure to implement management, operating or financial systems necessary to successfully integrate acquired operations or otherwise manage growth when and as needed could have a material adverse effect on our business, results of operations and financial condition.

         New Services and Products. We expect that a substantial portion of our future growth will be achieved through revenues from new products and services. We may not be able to offer these new products and services successfully to our customers and these new products and services may not generate adequate revenues. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing. Further, due to declining market conditions and slowing economic trends during the last year, both before and after the terrorist attacks on September 11, 2001, we cannot assure you that we will be able to achieve our planned levels of growth as these conditions and events may negatively affect the demand for our additional services and products and spending by customers and advertisers.

         Economic Slowdown, Terrorism and Armed Conflict. Although we do not believe that the terrorist attacks on September 11, 2001 and the subsequent armed conflict and related events have resulted in any material changes to our business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to our physical facilities. Terrorism and the related events may have other adverse effects on us, in ways that cannot be presently predicted.

Interest Rate Risk

         We use interest rate risk management derivative instruments, such as interest rate swap agreements, interest rate cap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of our subsidiaries. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. Interest rate collar agreements are used to limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

         At December 31, 2001 and 2000, we had outstanding $3.3 billion and $1.9 billion, $0 and $15.0 million, and $520.0 million and $520.0 million, respectively, in notional amounts of interest rate swaps, caps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” for further information regarding the fair values and contract terms of our interest rate agreements.

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, No. 142, “Goodwill and Other Intangible Assets” and No. 143, “Accounting for Asset Retirement Obligations.” We adopted SFAS No. 141, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, on July 1, 2001. Adoption of SFAS No. 141 did not have a significant impact on our consolidated financial statements.

         Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS Nos. 141 and 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. We believe that substantially all franchises will qualify for indefinite life treatment under the new standard. While the analysis, including the impairment testing of franchises required under the new standard, is not complete, we expect to stop amortizing franchise intangible assets that meet the indefinite life treatment beginning January 1, 2002. We will test these assets for impairment at least annually. Other than during any periods in which we may record a charge for impairment, we expect that the adoption of SFAS No. 142 will result in a reduced loss as a result of reduced amortization expense. If the new standard had been in effect for 2001, amortization expense would have been reduced by approximately $1.2 billion to $1.3 billion.

         Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We implemented SFAS No. 143 on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on our consolidated financial statements.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. We implemented SFAS No. 144 on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements.

SUPPLEMENTAL UNAUDITED PRO FORMA DATA

         The following Supplemental Unaudited Pro Forma Data is based on the historical financial data of Charter Communications, Inc. Our financial data, on a consolidated basis, is adjusted on a pro forma basis to illustrate the estimated effects of the following transactions as if they had occurred on January 1, 2001:

•	all significant acquisitions and dispositions by Charter Communications, Inc. and its subsidiaries completed since January 1, 2001, including the AT&T transactions;

•	the issuance and sale of the January 2001 Charter Holdings notes and the application of the net proceeds therefrom to repay all of the amounts outstanding under the 2000 Charter Holdings senior bridge loan and the CC VI Operating revolving credit facility and a portion of the amounts outstanding under the Charter Operating and CC VII revolving credit facilities and for general corporate purposes;

•	the issuance and sale of the May 2001 Charter Holdings notes and the application of the net proceeds therefrom to pay a portion of the AT&T purchase price, to repay a portion of the amounts outstanding under the Charter Operating and CC VII revolving credit facilities and for general corporate purposes, including capital expenditures;

•	the issuance and sale of the May 2001 4.75% convertible senior notes and the May 2001 issuance and sale of 60,247,350 shares of Charter Communications, Inc. Class A common stock and the application of the net proceeds therefrom to repay a portion of the amounts outstanding under the revolving credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures; and

•	the issuance and sale of the January 2002 Charter Holdings notes and the application of the net proceeds therefrom to repay a portion of the amounts outstanding under the revolving credit facilities of our subsidiaries.

         The Supplemental Unaudited Pro Forma Financial Statements reflect the application of the principles of purchase accounting in accordance with Accounting Principles Board Opinions No. 16, Accounting for Business Combinations, to the transactions listed in the first bullet point, above. Accordingly, the Supplemental Unaudited Pro Forma Financial Statements include adjustments to reflect amortization of franchises. Upon adoption of SFAS 142, on January 1, 2002, franchises will no longer be amortized. The impact of the adoption of SFAS 142 is not reflected in the Supplemental Unaudited Pro Forma Statements of Operations. The Supplemental Unaudited Pro Forma Financial Statements do not purport to be indicative of what our financial position or results of operations actually would have been had the transactions described above been completed on the dates indicated or to project our results of operations for any future date. The allocation of the purchase price related to the AT&T transactions is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information of intangible assets and is subject to post-closing purchase price adjustments. We believe that the finalization of the allocation of the purchase price will not have a material impact on the results of operations or financial position of Charter Communications, Inc. The Supplemental Unaudited Pro Forma Financial Statements do not reflect the Cable USA Transaction that closed in 2001, because the effect of the transaction is not significant.

	SUPPLEMENTAL UNAUDITED PRO FORMA DATA
	AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2001

	CHARTER	PRO FORMA
	COMMUNICATIONS, INC.	ADJUSTMENTS(a)	TOTAL

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA

Revenues:

Analog video	$2,787,632	$125,322	$2,912,954

Digital video	307,240	7,224	314,464

Cable modem	154,402	4,255	158,657

Advertising sales	312,554	20,325	332,879

Other	391,304	4,509	395,813

Total revenues	3,953,132	161,635	4,114,767

Operating Expenses

General, administrative and service	861,722	43,522	905,244

Analog video programming	902,837	48,621	951,458

Digital video	111,167	2,540	113,707

Cable modem	99,956	3,662	103,618

Advertising sales	64,026	4,152	68,178

Marketing	70,335	2,092	72,427

Depreciation and amortization	3,010,068	74,153	3,084,221

Option compensation expense	(45,683)	—	(45,683)

Special charges	17,629	—	17,629

Corporate expense charges	56,930	9,556	66,486

Total operating expenses	5,148,987	188,298	5,337,285

Loss from operations	(1,195,855)	(26,663)	(1,222,518)

Interest expense	(1,324,463)	(113,184)	(1,437,647)

Interest income	12,675	—	12,675

Loss on equity investments	(54,103)	—	(54,103)

Other income (expense)	(94,170)	(486)	(94,656)

Loss before minority interest	(2,655,916)	(140,333)	(2,796,249)

Minority interest in loss of subsidiary(b)	1,478,239	13,002	1,491,241

Net loss	(1,177,677)	(127,331)	(1,305,008)

Accretion of preferred stock dividends	(969)	—	(969)

Net loss applicable to common stock	$(1,178,646)	$(127,331)	$(1,305,977)

Loss per common share, basic and diluted(c)			$(4.44)

Weighted-average common shares outstanding, basic and diluted(d)			294,188,510

Converted loss per common share(e)			$(4.25)

Weighted average common shares outstanding – converted(f)			657,594,484

OTHER FINANCIAL DATA

EBITDA(g)	1,665,940	47,004	1,712,944

EBITDA margin(h)	41.9%	29.1%	41.6%

Adjusted EBITDA(i)	1,843,089	57,046	1,900,135

OPERATING DATA

(at end of period, except for average)

Homes passed(j)			11,502,300

Basic customers(k)			6,953,700

Basic penetration(l)			60.5%

Average monthly revenue per basic customer(m)			$49.31

(a)	Comprised of: (1) Our acquisitions’ results of operations since their respective acquisition dates; (2) the issuance and sale of the January 2001 Charter Holdings notes and the application of the net proceeds therefrom to repay all of the amounts outstanding under the 2000 Charter Holdings senior bridge loan and the CC VI Operating revolving credit facility and a portion of the amounts then outstanding under the Charter Operating and CC VII revolving credit facilities and for general corporate purposes; (3) the issuance and sale of the May 2001 Charter Holdings notes and the application of the net proceeds therefrom to pay a portion of the purchase price of the AT&T acquisition, to repay a portion of the amounts outstanding under the Charter Operating and CC VII revolving credit facilities and for general corporate purposes, including capital expenditures; (4) the issuance and sale by Charter Communications, Inc. of the May 2001 4.75% convertible senior notes and 60,247,350 shares of Class A common stock and the application of the net proceeds therefrom to repay a portion of the amounts outstanding under the revolving credit facilities of our subsidiaries and for general corporate purposes, including capital expenditures; and (5) the issuance and sale of the

January 2002 Charter Holdings notes and the application of the net proceeds to repay a portion of the amounts outstanding under the revolving credit facilities of our subsidiaries.

(b)	Represents the allocation of losses to the minority interest in loss of subsidiary based on ownership of Charter Communications Holding Company and the accretion of the preferred membership units in an indirect subsidiary of Charter Holdings issued to certain Bresnan sellers. These membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter Communications, Inc.

(c)	Basic and diluted loss per common share equals net loss divided by weighted-average common shares outstanding. Basic and diluted loss per common share assumes none of the membership units of Charter Communications Holding Company or preferred membership units in a subsidiary of Charter Holdings held by certain Bresnan sellers as of December 31, 2001, are exchanged for shares of Charter Communications, Inc.’s Class A common stock, none of the convertible senior notes or convertible preferred stock are converted into shares of Class A common stock and none of the outstanding options to purchase shares of Charter Communications, Inc. common stock or membership units of Charter Communications Holding Company that are automatically exchanged for shares of Class A common stock are exercised. If the membership units were exchanged, notes or shares converted or options exercised, the effects would be antidilutive.

(d)	Represents all shares outstanding as of January 1, 2001 plus the shares issued in May 2001 and the weighted average of all other shares issued in 2001.

(e)	Converted loss per common share assumes all common membership units of Charter Communications Holding Company and preferred membership units in a subsidiary of Charter Holdings held by certain Bresnan sellers as of December 31, 2001, are exchanged for shares of Charter Communications, Inc.’s Class A common stock. If all these shares are converted, minority interest would equal zero. Converted loss per common share is calculated by dividing loss before minority interest by the weighted-average common shares outstanding–converted. Converted loss per common share assumes no conversion of the convertible senior notes or convertible preferred stock and no exercise of any options.

(f)	Weighted-average common shares outstanding–converted includes the pro forma weighted-average common shares outstanding of Charter Communications, Inc. Class A common stock totaling 294,188,510 and assumes the total common membership units in Charter Communications Holding Company totaling 324,300,479 held by Charter Investment and Vulcan Cable III, both entities controlled by Mr. Allen, and 14,831,552 common units in Charter Communications Holding Company and 24,273,943 preferred membership units in a subsidiary of Charter Holdings held by certain Bresnan sellers are exchanged on a one-for-one basis for shares of Charter Communications, Inc.’s Class A common stock. Weighted-average common shares outstanding-converted assumes none of the preferred membership interests or convertible debt in Charter Communications Holding Company held by Charter Communications, Inc. has been converted and no exercise of options.

(g)	EBITDA represents earnings (loss) before interest, income taxes, depreciation and amortization, and minority interest. EBITDA is presented because it is a widely accepted financial indicator of a cable company’s ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company’s operating performance or as a measure of liquidity. In addition, because EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management’s discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(h)	EBITDA margin represents EBITDA as a percentage of revenues.

(i)	Adjusted EBITDA means EBITDA before option compensation expense, corporate expense charges, loss on equity investments, special charges and other income (expense). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company’s ability to service indebtedness. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA should also not be construed as an indication of a company’s operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management’s discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(j)	Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable distribution network in a given cable system service area.

(k)	Basic customers are customers who receive basic cable service. All of our customers, including those receiving digital or advanced services, receive basic cable service.

(l)	Basic penetration represents basic customers as a percentage of homes passed.

(m)	Average monthly revenue per basic customer represents revenues divided by twelve divided by the number of basic customers at period end.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

         We are exposed to various market risks, including fluctuations in interest rates. We use interest rate risk management derivative instruments, such as interest rate swap agreements, interest rate cap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of our subsidiaries. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. Interest rate collar agreements are used to limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. Interested rate risk management agreements are not held or issued for speculative or trading purposes.

         As of December 31, 2001 and 2000, long-term debt totaled approximately $16.3 billion and $13.1 billion, respectively. This debt was comprised of approximately $6.7 billion and $7.3 billion of debt under our subsidiaries’ credit facilities, $8.2 billion and $5.0 billion of high-yield debt and approximately $1.4 billion and $750.0 million of debt related to our convertible senior notes at December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, the weighted average rate on the bank debt was approximately 6.0% and 8.3%, respectively, while the weighted average rate on the high-yield was approximately 10.1% and 9.1%, respectively, resulting in a blended weighted average rate of 7.6% and 8.6%, respectively. Approximately 81.9% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of December 31, 2001 as compared to approximately 57.2% at December 31, 2000. The fair value of our total fixed-rate debt was $9.5 billion and $5.5 billion at December 31, 2001 and 2000, respectively. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt approximated the carrying value of $6.7 billion and $7.3 billion at December 31, 2001 and 2000, respectively, since this debt bears interest at current market rates.

         Effective January 1, 2001, we adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Our interest rate agreements are recorded in the consolidated balance sheet at December 31, 2001 as either an asset or liability measured at fair value. In connection with the adoption of SFAS No. 133, we recorded a loss of $23.9 million for the cumulative effect of change in accounting principle as other expense. The effect of adoption was to increase other expense resulting in increased loss before minority interest, net loss and loss per share by $23.9 million, $9.8 million and $0.04, respectively, for the year ended December 31, 2001.

         We have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the year ended December 31, 2001, other expense includes $2.5 million of losses, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. At December 31, 2001, included in accumulated other comprehensive loss was a loss of $38.5 million related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

         Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, we believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the year ended December 31, 2001, we recorded other expense of $48.8 million for interest rate derivative instruments not designated as hedges.

         The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2001 (dollars in thousands):

								Fair Value at
								December 31,
	2002	2003	2004	2005	2006	Thereafter	Total	2001

Debt

Fixed Rate	$—	$67,565	$218	$750,000	$632,500	$9,352,693	$10,802,976	$9,528,333

Average Interest Rate	—	11.8%	7.5%	5.8%	4.8%	10.3%	9.7%

Variable Rate	$—	$169,139	$192,333	$430,307	$717,832	$5,200,389	$6,710,000	$6,710,000

Average Interest Rate	—	4.6%	5.5%	6.3%	6.8%	7.7%	7.4%

Interest Rate Instruments

Variable to Fixed Swaps	$450,000	$575,000	$515,000	$900,000	$872,713	$—	$3,312,713	$79,925

Average Pay Rate	7.7%	7.8%	6.8%	6.9%	7.1%	—	7.2%

Average Receive Rate	4.2%	5.4%	5.8%	6.7%	7.2%	—	6.2%

         The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 2001.

         At December 31, 2001 and 2000, we had outstanding $3.3 billion and $1.9 billion, $0 and $15.0 million, and $520.0 million and $520.0 million, respectively, in notional amounts of interest rate swaps, caps and collars, respectively. The collar agreements are structured so that if LIBOR falls below 5.3%, we pay 6.7%. If the LIBOR rate is between 5.3% and 8.0%, we pay LIBOR. If LIBOR falls between 8.0% and 9.9%, the LIBOR rate is capped at 8.0%. If rates go above 9.9%, the cap is removed. As of December 31, 2001, the fair value of the collars was a liability of $33.7 million.

         We do not hold collateral for these instruments and are therefore subject to credit loss in the event of nonperformance by the counter party to the interest rate exchange agreement. However we do not anticipate nonperformance by the counter party to the interest rate exchange agreement.

         January 2002 Charter Holdings Notes – Credit Facility Amendment. In January 2002, Charter Holdings and Charter Capital issued senior notes with an aggregate principal amount at maturity of $1.1 billion. The January 2002 Charter Holdings notes are comprised of $350.0 million 9.625% senior notes due 2009, $300.0 million 10.000% senior notes due 2011, and $450.0 principal amount at maturity of 12.125% senior discount notes due 2012. The net proceeds of approximately $872.8 million were used to repay a portion of the amounts outstanding under the revolving credit facilities of our subsidiaries.

         In January 2002, we amended the Charter Operating credit facilities and the CC VIII credit facilities to provide, among other things, for the deferral of the repayment of the principal and a delay in the reduction of certain facilities and, in consideration, we increased the interest rates related to such facilities and paid a consent fee to those lenders that consented to the amendment. The amounts available for borrowing under the Charter Operating and the CC VIII facilities were increased by $200 million and $100 million, respectively, at the time of the amendments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our consolidated financial statements, the related notes thereto, and the reports of independent auditors are included in this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

         The persons listed below are directors of Charter Communications, Inc. All of our directors are elected annually.

Directors	Position(s)

Paul G. Allen	Chairman of the Board of Directors

Marc B. Nathanson	Director

Ronald L. Nelson	Director

Nancy B. Peretsman	Director

John H. Tory	Director

William D. Savoy	Director

Carl E. Vogel	Director

Larry W. Wangberg	Director

         The following sets forth certain biographical information as of March 15, 2002 with respect to the directors listed above.

         Paul G. Allen, 49, has been Chairman of the Board of Directors of Charter Communications, Inc. since July 1999, and Chairman of the board of directors of Charter Investment (a predecessor to, and currently an affiliate of, Charter Communications, Inc.) since December 1998. Mr. Allen, cofounder of Microsoft Corporation, has been a private investor for more than 15 years, with interests in over 50 technology, telecommunications, content and biotech companies. Mr. Allen’s investments include Vulcan Inc., Clear Blue Sky Productions, the Portland Trail Blazers NBA and Seattle Seahawks NFL franchises, and investments in USA Networks, TechTV Inc., DreamWorks SKG, Wink Communications, and Oxygen Media. In addition, he is a director of USA Networks, TechTV Inc., Vulcan Programming Inc., Vulcan Ventures, Vulcan Inc. (f/k/a Vulcan Northwest), Vulcan Cable III and numerous privately held companies.

         Marc B. Nathanson, 56, has been a director of Charter Communications, Inc. since January 2000. Mr. Nathanson is the chairman of Mapleton Investments LLC, an investment vehicle formed in 1999. He also founded and served as chairman and chief executive officer of Falcon Holding Group, Inc., a cable operator, and its predecessors, from 1975 until 1999. He served as chairman and chief executive officer of Enstar Communications Corporation, a cable operator, from 1988 until November 1999. Prior to 1975, Mr. Nathanson held executive positions with Teleprompter Corporation, Warner Cable and Cypress Communications Corporation. In 1995, he was appointed by the President of the United States to the Broadcasting Board of Governors, and since 1998 has served as its chairman. Pursuant to a May 1999 letter agreement, Mr. Nathanson serves as Vice-Chairman and as a director of Charter Communications, Inc. See “Item 11. Executive Compensation – Employment and Consulting Arrangements.”

         Ronald L. Nelson, 49, has been a director of Charter Communications, Inc. since November 1999. Mr. Nelson is a founding member of DreamWorks SKG, where he has served in executive management since 1994. Prior to that time, during his 15 years at Paramount Communications Inc., he served in a variety of operating and executive positions. He currently serves as a member of the board of directors of Advanced Tissue Sciences, Inc. and Centre Pacific, L.L.C., a registered investment advisor. Mr. Nelson has a B.S. degree from the University of California at Berkeley and an M.B.A. degree from the University of California at Los Angeles.

         Nancy B. Peretsman, 47, has been a director of Charter Communications, Inc. since November 1999. Ms. Peretsman has been a managing director and executive vice president of Allen & Company Incorporated, an investment bank unrelated to Paul G. Allen, since 1995. From 1983 to 1995, she was an investment banker at Salomon Brothers Inc., where she was a managing director since 1990. She is a director of Priceline.com Incorporated and several privately held companies. She has a B.A. degree from Princeton University and an M.P.P.M. degree from Yale University.

         William D. Savoy, 37, has been a director of Charter Communications, Inc. since July 1999 and a director of Charter Investment since December 1998. Since 1990, Mr. Savoy has been an officer and a director of many affiliates of Mr. Allen, including vice president and a director of Vulcan Ventures Incorporated, president of Vulcan Northwest, Inc., and president and a director of Vulcan Programming Inc. and Vulcan Cable III Mr. Savoy also serves on the advisory board of DreamWorks SKG and as a director of drugstore.com, InfoSpace, Inc., INVESTools, Inc., Peregrine Systems, Inc., RCN Corporation, USA Networks, Inc., TechTV Inc. and digeo, inc. Mr. Savoy holds a B.S. degree in computer science, accounting and finance from Atlantic Union College.

         John H. Tory, 47, has been a director of Charter Communications, Inc. since December 2001. Mr. Tory is the President and Chief Executive Officer of Rogers Cable Inc., Canada’s largest broadband cable operator, and has held that position since April 1999. From 1995 to 1999 Mr. Tory was President and Chief Executive Officer of Rogers Media Inc., a broadcasting and publishing company. Prior to joining Rogers, Mr. Tory was a managing partner and member of the executive committee at Tory Tory DesLauriers & Binnington, one of Canada’s largest law firms. Mr. Tory serves on the board of a number of Canadian companies, including Rogers Cable Inc., Rogers Media Inc., Cara Operations Limited, Enbridge Consumers Gas and the Toronto Blue Jays Baseball Club. He also served for nine years as the Chairman of the Canadian Football League, including four years as League Commissioner. Mr. Tory was educated at University of Toronto Schools, Trinity College (University of Toronto) and Osgoode Hall Law School.

         Carl E. Vogel, 44, has been a director, President and Chief Executive Officer of Charter Communications, Inc. since October 2001. Mr. Vogel has more than 20 years experience in telecommunications and the subscription television business. Prior to joining Charter, he was a senior vice president of Liberty Media Corp. from November 1999 until October 2001, and chief executive officer of Liberty Satellite and Technology from April 2000 until October 2001. Prior to joining Liberty, Mr. Vogel was an executive vice president and chief operating officer of field operations for AT&T Broadband and Internet Services with responsibility for managing operations of all of AT&T’s cable broadband properties from June 1999 until November 1999. From June 1998 to June 1999, Mr. Vogel served as chief executive officer of Primestar Inc., a national provider of subscription television services, and from 1997 to 1998, he served as chief executive officer of Star Choice Communications. From 1994 through 1997, Mr. Vogel served as the President and Chief Operating Officer of EchoStar Communications. He began his career at Jones Intercable in 1983. Mr. Vogel serves as a director of OnCommand Corporation, the National Cable and Telecommunications Association, CableLabs and digeo, inc., and sits on the executive committees of CableLabs and the National Cable and Telecommunications Association. Mr. Vogel holds a B.S. degree in finance and accounting from St. Norbert College. His employment agreement provides that he will serve on the Board of Directors of Charter Communications, Inc. See “Item 11. Executive Compensation – Employment and Consulting Arrangements.”

         Larry W. Wangberg, 59, has been a director of Charter Communications, Inc. since January 2002. Mr. Wangberg has served as Chairman, Chief Executive Officer and a director of TechTV Inc., a cable television network, since 1997. He recently announced his intention to step down as the chief executive officer of TechTV Inc., but will remain in his current position until a successor is named and afterwards will continue to serve as a director of TechTV Inc. Prior to joining TechTV Inc., Mr. Wangberg was chairman and Chief Executive Officer of StarSight Telecast Inc., an interactive navigation and program guide company which later merged with Gemstar International, from 1994 to 1997. Mr. Wangberg was chairman and Chief Executive Officer of Times Mirror Cable Television and senior vice president of its corporate parent, Times Mirror Co., from 1983 to 1994. He currently serves on the boards of TechTV Inc., Autodesk Inc., and ADC Telecommunications. Mr. Wangberg holds a bachelor’s degree in mechanical engineering and a master’s degree in industrial engineering, both from the University of Minnesota.

Executive Officers

         The following persons are executive officers of Charter Communications, Inc.:

Executive Officers	Position

Paul G. Allen	Chairman of the Board

Carl E. Vogel	President and Chief Executive Officer

David C. Andersen	Senior Vice President – Communications

David G. Barford	Executive Vice President and Chief Operating Officer

J. Christian Fenger	Senior Vice President of Operations – Western Division

Eric A. Freesmeier	Senior Vice President – Administration

Thomas R. Jokerst	Senior Vice President – Advanced Technology Development

Kent D. Kalkwarf	Executive Vice President and Chief Financial Officer

Ralph G. Kelly	Senior Vice President – Treasurer

David L. McCall	Senior Vice President of Operations – Eastern Division

Majid R. Mir	Senior Vice President – Telephony and Advanced Services

John C. Pietri	Senior Vice President – Engineering

Michael E. Riddle	Senior Vice President and Chief Information Officer

William J. Shreffler	Senior Vice President of Operations – Midwest Division

Steven A. Schumm	Executive Vice President, Assistant to the President

Curtis S. Shaw	Senior Vice President, General Counsel and Secretary

Stephen E. Silva	Executive Vice President – Corporate Development and Chief Technology Officer

         Information regarding our executive officers who do not also act as directors as of March 15, 2002 is set forth below.

         David C. Andersen, 53, Senior Vice President – Communications. Mr. Andersen was named to his current position in May 2000. Prior to this he was Vice President of Global Communications for CNBC, the worldwide cable and satellite business news network subsidiary of NBC, from September 1999 to April 2000. He worked for Cox Communications, Inc. from 1982 to 1999, establishing their communications department and advancing to Vice President of Public Affairs. He held various positions in communications with the General Motors Corporation from 1971 until 1982. Mr. Andersen is a past recipient of the cable industry’s highest honor – the Vanguard Award. He serves on the Board of KIDSNET, the educational non-profit clearinghouse of children’s programming, and is a former chairman of the National Captioning Institute’s Cable Advisory Board. Mr. Andersen holds a B.S. in Journalism from the University of Kansas.

         David G. Barford, 43, Executive Vice President and Chief Operating Officer. Mr. Barford was promoted to his current position in July 2000, having previously served as Senior Vice President of Operations – Western Division from June 1997 to July 2000. Prior to joining Charter Investment in 1995, Mr. Barford held various senior marketing and operating roles during nine years at Comcast Cable Communications, Inc. He received a B.A. degree from California State University, Fullerton, and an M.B.A. degree from National University.

         J.     Christian Fenger, 46, Senior Vice President of Operations – Western Division. Mr. Fenger was promoted to his current position in January 2002, having served as Vice President and Senior Vice President of Operations for our North Central Region since 1998. From 1992 until joining us in 1998, Mr. Fenger served as the Vice President of Operations for Marcus Cable, and, prior to that, as Regional Manager of Simmons Cable TV since 1986. Mr. Fenger received his bachelor’s degree and his master’s degree in communications management from Syracuse University’s Newhouse School of Public Communications.

         Eric A. Freesmeier, 49, Senior Vice President – Administration. From 1986 until joining Charter Investment in 1998, Mr. Freesmeier served in various executive management positions at Edison Brothers Stores, Inc. Earlier, he held management and executive positions at Montgomery Ward. Mr. Freesmeier holds bachelor’s degrees from the University of Iowa and a master’s degree from Northwestern University’s Kellogg Graduate School of Management.

         Thomas R. Jokerst, 52, Senior Vice President – Advanced Technology Development. Mr. Jokerst joined Charter Investment in 1994. Previously he served as a vice president of Cable Television Laboratories and as a regional director of engineering for Continental Cablevision. Mr. Jokerst is a graduate of Ranken Technical Institute and of Southern Illinois University.

         Kent D. Kalkwarf, 42, Executive Vice President and Chief Financial Officer. Mr. Kalkwarf was promoted to the position of Executive Vice President in July 2000, having previously served as Senior Vice President. Prior to joining Charter Investment in 1995, Mr. Kalkwarf was employed for 13 years by Arthur Andersen LLP, where he attained the position of senior tax manager. He has extensive experience in cable, real estate and international tax issues. Mr. Kalkwarf has a B.S. degree from Illinois Wesleyan University and is a certified public accountant.

         Ralph G. Kelly, 44, Senior Vice President – Treasurer. Prior to joining Charter Investment in 1993, Mr. Kelly was controller and then treasurer of Cencom Cable Associates between 1984 and 1992. He left Charter Investment in 1994, to become chief financial officer of CableMaxx, Inc., and returned in 1996. Mr. Kelly received his bachelor’s degree in accounting from the University of Missouri – Columbia and his M.B.A. degree from Saint Louis University. Mr. Kelly is a certified public accountant.

         David L. McCall, 46, Senior Vice President – Operations – Eastern Division. Prior to joining Charter Investment in 1995, Mr. McCall was associated with Crown Cable and its predecessor company, Cencom Cable Associates, Inc., from 1983 to 1994. Mr. McCall is a member of the Southern Cable Association’s Tower Club.

         Majid R. Mir, 51, Senior Vice President – Telephony and Advanced Services. Prior to joining Charter Communications, Inc. in April 2001, Mr. Mir worked with GENUITY Networks, Inc. as vice president, Metro Network Engineering in Irving, Texas from June 2000 to April 2001. Prior to that, Mr. Mir worked with GTE from 1979 to June 2000 in various capacities of increasing responsibility, most recently as assistant vice president of Core Network Engineering. Mr. Mir served as director, Business Development for GTE, from 1996 to 1997. Mr. Mir earned a bachelor’s of science in systems science from the University of West Florida and holds a master’s degree in business administration from the University of South Florida.

         John C. Pietri, 52, Senior Vice President – Engineering. Prior to joining Charter Investment in 1998, Mr. Pietri was with Marcus Cable for nine years, most recently serving as senior vice president and chief technical officer. Earlier he was in operations with West Marc Communications and Minnesota Utility Contracting. Mr. Pietri attended the University of Wisconsin-Oshkosh.

         Michael E. Riddle, 43, Senior Vice President and Chief Information Officer. Prior to joining Charter Communications, Inc. in December 1999, Mr. Riddle was director, applied technologies of Cox Communications for four years. Prior to that, he held technical and management positions during 17 years at Southwestern Bell and its subsidiaries. Mr. Riddle attended Fort Hays State University.

         William J. Shreffler, 48, Senior Vice President of Operations – Midwest Division. Mr. Shreffler was promoted to his current position in January 2002, having previously served as Vice President of Operations for the Michigan region. Prior to joining Charter Communications in 1999, Mr. Shreffler acted as a Managing Director of Cablevision. Between 1995 and 1999, he held various positions with Century Communications, most recently as its Group Vice President. From 1985 to 1995, Mr. Shreffler acted as the Regional Controller for American Cable Systems and, following the acquisition of American by Continental Cablevision, as its General Manager in its Chicago region. Mr. Shreffler holds degrees from Robert Morris College and Duquesne University and is obtaining a master’s degree in business from Lewis University in Chicago.

         Steven A. Schumm, 49, Executive Vice President and Assistant to the President. Prior to joining Charter Investment in 1998, Mr. Schumm was managing partner of the St. Louis office of Ernst & Young LLP for 14 years. He had joined Ernst & Young in 1974. He served as one of 10 members of the firm’s National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University. He is member of the board of directors of TVGateway, LLC.

         Curtis S. Shaw, 53, Senior Vice President, General Counsel and Secretary. From 1988 until he joined Charter Investment in 1997, Mr. Shaw served as corporate counsel to NYNEX. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree from Trinity College and a J.D. degree from Columbia University School of Law.

         Stephen E. Silva, 42, Executive Vice President – Corporate Development and Technology and Chief Technology Officer. Mr. Silva joined Charter Investment in 1995. Prior to his promotion to Executive Vice President and Chief Technology Officer in October 2001, he was Senior Vice President – Corporate Development and Technology since September 1999. Mr. Silva previously served in various management positions at U.S. Computer Services, Inc., a billing service provider specializing in the cable industry. He is a member of the board of directors of Diva Systems Corporation.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth information regarding the compensation paid for services rendered to executive officers of Charter Communications, Inc. for the fiscal years ended December 31, 1999, 2000 and 2001, including individuals who served as Chief Executive Officer during 2001 and each of the other four most highly compensated executive officers as of December 31, 2001. Prior to November 1999, such executive officers had received their compensation from Charter Investment. Commencing in November 1999, such officers received their compensation from Charter Communications, Inc. Pursuant to a mutual services agreement between Charter Communications, Inc., Charter Investment and Charter Communications Holding Company, each entity leases the personnel and provides services to each of the others, including the knowledge and expertise of their respective officers, that are reasonably requested to manage Charter Communications Holding Company, Charter Holdings and the cable systems owned by their subsidiaries. See “Item 13. Certain Relationships and Related Transactions — Management and Consulting Agreements.”

							Long-Term
	Annual Compensation						Compensation Award

	Year				Other Annual		Restricted	Securities	All Other
	Ended				Compensation		Stock	Underlying	Compensation
Name and Principal Position	Dec. 31	Salary($)	Bonus($)(1)		($)(2)		Awards($)(3)	Options(#)	($)(4)

Carl E. Vogel (5) President and Chief Executive Officer	2001	207,692	546,000	(7)	17,463	(12)	513,000	3,400,000	8,986	(15)

Steven A. Schumm	2001	435,000	402,000	(8)(a)		—	—	165,000	5,250
Executive Vice President	2000	410,000	444,000	(8)(b)		—	—	—	2,040
	1999	400,000	60,000			—	—	782,681	1,920

David G. Barford	2001	330,769	495,875	(9)(a)	79,739	(13)	449,625	1,135,000	5,250
Executive Vice President	2000	255,000	250,500	(9)(b)		—	—	40,000	5,250
and Chief Operating Officer	1999	235,000	80,000			—	—	200,000	7,000

Kent D. Kalkwarf	2001	330,769	495,875	(10)(a)		—	449,625	1,160,000	5,250
Executive Vice President	2000	225,000	250,500	(10)(b)		—	—	40,000	5,250
and Chief Financial Officer	1999	180,000	80,000			—	—	200,000	2,586

David L. McCall	2001	300,000	413,150	(11)(a)		—	366,450	300,000	5,250
Senior Vice President of	2000	225,000	283,625	(11)(b)		—	—	25,000	4,237
Operations—Eastern Division	1999	149,656	108,800			—	—	200,000	505

Jerald L. Kent (6)	2001	1,615,385	900,000		98,733	(14)	—	—	506,915	(16)
Former President and	2000	1,250,000	1,000,000		127,005	(14)	—	—	5,250
Chief Executive Officer	1999	1,250,000	625,000		76,799	(14)	—	—	4,000

(1)	Where indicated, includes grants of restricted stock during 2001 under the Charter Communications 2001 Stock Incentive Plan to officers specified below that were immediately vested as to twenty-five percent (25%) of the shares, with the remaining shares vesting in 36 equal monthly installments commencing approximately 15 months from the grant date. The value as of the grant date based on the closing market price of those shares that were vested immediately is included in the table for the employee’s bonus amount for 2001. Also, where indicated, includes “stay” bonus in form of principal and interest forgiven under employee’s promissory note, as more fully described in “– Employment and Consulting Arrangements.” Unless otherwise indicated, includes only bonus for services rendered in the applicable fiscal year.

(2)	Includes other non-cash compensation, unless the aggregate amount does not exceed the lesser of $50,000 or 10% of such officer’s total annual salary and bonus shown in the table.

(3)	Includes grants of restricted stock during 2001 under the Charter Communications 2001 Stock Incentive Plan, as follows: (i) Carl E. Vogel, 50,000 shares as of October 8, 2001, (ii) David G. Barford, 50,000 shares as of September 28, 2001, (iii) Kent D. Kalkwarf, 50,000 shares as of September 28, 2001, (iv) David C. McCall, 35,000 shares as of September 28, 2001. The restricted shares were immediately vested as to twenty-five percent (25%) of the shares, with the remaining shares vesting in 36 equal monthly installments commencing approximately 15 months from the grant date. The value as of the date of grant based on the closing market price of those shares that were vested immediately is disclosed in the “Bonus” column of the table. The value as of the date of grant based on the closing market price of the unvested restricted shares is disclosed in the table. Pursuant to the terms of these employees’ restricted stock agreement, each is entitled to any cash and/or stock dividends on the restricted shares. At December 31, 2001 based on a per share closing market price of $16.43 for Charter Communications, Inc. Class A common stock, the aggregate number (and value) for each of the officers holding outstanding restricted stock was: Mr. Vogel 37,500 ($616,125); Mr. Barford 37,500 ($616,125); Mr. Kalkwarf 37,500 ($616,125); and Mr. McCall: 26,250 shares ($431,288)

(4)	Unless otherwise noted, includes only matching contributions under Charter Communications, Inc.’s 401(k) plan.

(5)	Mr. Vogel became the Chief Executive Officer of Charter Communications, Inc. in October 2001.

(6)	As of September 28, 2001, Mr. Kent no longer served as President and Chief Executive Officer; his bonus for 2001 was provided for in the agreement regarding his termination. See “– Employment and Consulting Arrangements” for additional information.

(7)	Includes: (i) $171,000, representing the value based on the closing market price on October 8, 2001, the original grant date, of 12,500 shares of Class A common stock, the vested portion of Mr. Vogel’s restricted stock grant; (ii) a one-time signing bonus of $250,000; and (iii) $125,000 awarded as a bonus for services performed in 2001.

(8)(a)	Includes: (i) “stay” bonus of $342,000 representing the principal and interest forgiven under employee’s promissory note; and (ii) $60,000 awarded as a bonus for services performed in 2001.

(8)(b)	Includes: (i) “stay” bonus of $321,000 representing the principal and interest forgiven under employee’s promissory note; and (ii) $123,000 awarded as a bonus for services performed in 2000.

(9)(a)	Includes: (i) $149,875, representing the value based on the closing market price on September 28, 2001, the original grant date, of 12,500 shares of Class A common stock, the vested portion of Mr. Barford’s restricted stock grant; (ii) “stay” bonus of $171,000 representing the principal and interest forgiven under employee’s promissory note; and (iii) $175,000 awarded as a bonus for services performed in 2001.

(9)(b)	Includes: (i) “stay” bonus of $160,500 representing the principal and interest forgiven under employee’s promissory note; and (ii) $90,000 awarded as a bonus for services performed in 2000.

(10)(a)	Includes: (i) $149,875, representing the value based on the closing market price on September 28, 2001, the original grant date, of 12,500 shares of Class A common stock, the vested portion of Mr. Kalkwarf’s restricted stock grant; (ii) “stay” bonus of $171,000 representing the principal and interest forgiven under employee’s promissory note; and (iii) $175,000 awarded as a bonus for services performed in 2001.

(10)(b)	Includes: (i) “stay” bonus of $160,500 representing the principal and interest forgiven under employee’s promissory note; and (ii) $90,000 awarded as a bonus for services performed in 2000.

(11)(a)	Includes: (i) $122,150, representing the value based on the closing market price on October 30, 2001, the original grant date, of 8,750 shares of Class A common stock, the vested portion of Mr. McCall’s restricted stock grant; (ii) “stay” bonus of $171,000 representing the principal and interest forgiven under employee’s promissory note; and (iii) $120,000 awarded as a bonus for services performed in 2001.

(11)(b)	Includes: (i) “stay” bonus of $160,500 representing the principal and interest forgiven under employee’s promissory note; and (ii) $123,125 awarded as a bonus for services performed in 2000.

(12)	Includes $17,463 attributed to personal use of corporate airplane.

(13)	Includes $79,739 for reimbursement for purchase of a car.

(14)	For 2001, includes $98,733 attributed to personal use of corporate airplane. For 2000, includes $35,499 attributed to personal use of a corporate airplane and $85,214 as reimbursement for a car purchased in 2000. For 1999, includes $55,719 paid for club membership and dues and $20,351 attributed to personal use of corporate airplane.

(15)	Includes: (i) $7,500 as reimbursement for legal expenses; and (ii) $1,486 paid by us for COBRA expenses.

(16)	Includes: (i) $500,000 paid by Charter Communications, Inc. to charities designated by Mr. Kent, pursuant to Mr. Kent’s agreement regarding termination; (ii) $5,250 contributed by Charter Communications under its 401(k) plan; and (iii) $1,665 paid by us for COBRA expenses following termination of employment. See “—Employment and Consulting Arrangements” for additional information.

2001 Option Grants

         The following table shows individual grants of options made to executive officers named in the Summary Compensation Table during 2001. All such grants were made under the 2001 Stock Incentive Plan and the exercise price was based upon the fair market value of the Class A common stock.

	Number of		% of Total
	Securities		Options			Potential Realizable Value at
	Underlying		Granted to			Assumed Annual Rate of
	Options Granted		Employees	Exercise	Expiration	Stock Price Appreciation
Name	(#)(1)		in 2001	Price ($/Sh)	Date	for Option Term (2)

						5% ($)	10% ($)

Carl E. Vogel	3,400,000	(3)	11.57%	$13.68	10/07/11	$29,251,147	$74,128,149

Steven A. Schumm	25,000	(4)	0.09%	23.09	02/12/11	363,029	919,988
	140,000	(5)	0.48%	11.99	9/28/11	1,055,663	2,675,256

David G. Barford	185,000	(4)	0.63%	23.09	2/12/11	2,686,418	6,807,910
	200,000	(5)	0.68%	11.99	9/28/11	1,508,089	3,821,794
	750,000	(6)	2.55%	11.99	9/28/11	5,655,335	14,331,729

Kent D. Kalkwarf	210,000	(4)	0.71%	23.09	2/12/11	3,049,447	7,727,898
	200,000	(5)	0.68%	11.99	9/28/11	1,508,089	3,821,794
	750,000	(6)	2.55%	11.99	9/28/11	5,655,335	14,311,729

David L. McCall	150,000	(4)	0.51%	23.09	2/12/11	2,178,177	5,519,927
	150,000	(5)	0.51%	11.99	9/28/11	1,131,067	2,866,346

Jerald L. Kent	—		—	—	—	—	—

(1)	Options are transferable under limited conditions, primarily to accommodate estate planning purposes.

(2)	This column shows the hypothetical gains on the options granted based on assumed annual compound price appreciation of 5% and 10% over the full ten-year term of the options. The assumed rates of 5% and 10% appreciation are mandated by the SEC and do not represent our estimate or projection of future prices.

(3)	These options vested as to 25% on date of grant of October 8, 2001, with the remainder vesting in 36 equal monthly installments commencing approximately 15 months from the grant date.

(4)	These options vest annually in four equal installments commencing on the first anniversary following the grant date of February 12, 2001.

(5)	These options vest annually in four equal installments commencing on the first anniversary following the grant date of September 28, 2001.

(6)	These options vested as to 25% on date of grant of September 28, 2001, with the remainder vesting in 36 equal monthly installments commencing approximately 15 months from the grant date.

2001 Aggregated Option Exercises and Option Value Table

         The following table sets forth, for the officers named in the Summary Compensation Table, information concerning options, including the number of securities for which options were held at December 31, 2001, the value of unexercised “in-the-money” options (i.e., the positive spread between the exercise price of outstanding options and the market value of Charter Communications, Inc. Class A common stock on December 31, 2001) and the value of unexercised options as of December 31, 2001:

			Number of Securities Underlying		Value of Unexercised
			Options at		In-the-Money Options at
			December 31, 2001 (#)(1)		December 31, 2001 ($)(2)
	Securities
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Carl E. Vogel	—	—	850,000	2,550,000	$2,337,500	$7,012,500

Steven A. Schumm	—	—	456,563	491,118	—	621,600

David G. Barford	—	—	318,832	1,056,168	832,500	2,497,500

Kent D. Kalkwarf	—	—	318,832	1,081,168	832,500	2,497,500

David L. McCall	—	—	125,832	399,168	—	666,000

Jerald L. Kent	—	—	—	—	—	—

(1)	Options granted prior to 2001 and under the 1999 Charter Communications Option Plan, when vested, are exercisable for membership units of Charter Communications Holding Company, which are immediately exchanged on a one-for-one basis for shares of Charter Communications, Inc. Class A common stock. Options granted under the 2001 Stock Incentive Plan and after 2000 are exercisable for shares of Charter Communications, Inc. Class A common stock.

(2)	Based on a per share market value of $16.43 for Charter Communications, Inc. Class A common stock.

Option/Stock Incentive Plans

         We grant stock options, restricted stock and other incentive compensation pursuant to two plans – the 1999 Charter Communications Option Plan and the 2001 Stock Incentive Plan. The 1999 Charter Communications Option Plan provided for the grant of options to purchase membership units in Charter Communications Holding Company to current and prospective employees and consultants of Charter Communications Holding Company and its affiliates and current and prospective non-employee directors of Charter Communications, Inc. Membership units received upon exercise of any options are immediately exchanged for shares of Charter Communications, Inc. Class A common stock on a one-for-one basis.

         The 2001 Stock Incentive Plan provides for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 3,000,000) as each term is defined in the 2001 Stock Incentive Plan. Employees, officers, consultants and directors of Charter Communications, Inc. and its subsidiaries and affiliates are eligible to receive grants under the 2001 Stock Incentive Plan. Generally, options expire 10 years from the grant date.

         Together, the plans allow for the issuance of up to an aggregate of 60,000,000 shares of Charter Communications, Inc. Class A common stock (or units exchangeable for Charter Communication, Inc. Class A common stock). Any shares covered by options that are terminated under the 1999 Charter Communications Option Plan will be transferred to the 2001 Stock Incentive Plan, and no new options will be granted under the 1999 Charter Communications Option Plan. At December 31, 2001, 524,939 shares had been issued under the plans, 165,750 shares are subject to vesting under restricted stock agreements. Of the remaining 59,640,811 shares covered by the plans, as of December 31, 2001, 46,557,571 were subject to outstanding options (21.5% of which are vested) and 12,917,490 remain eligible for future grant.

         The board of directors of Charter Communications, Inc. appointed Nancy B. Peretsman and Ronald L. Nelson as members of the Option Plan Committee to administer and authorize grants and awards under the 2001 Stock Incentive Plan to any eligible individuals. The Option Plan Committee will determine the terms of each stock option grant, restricted stock grant or other award at the time of grant, including the exercise price to be paid for the shares, the vesting schedule for each option, the price, if any, to be paid by the grantee for the restricted stock, the restrictions placed on the shares, and the time or times when the restrictions will lapse. The Option Plan Committee also has the power to accelerate the vesting of any grant or extend the term thereof.

         Upon a change of control, the Option Plan Committee can shorten the exercise period of any option, have the survivor or successor entity assume the options with appropriate adjustments, or cancel options and pay out in cash. If an optionee’s or grantee’s employment is terminated without “cause” or for “good reason” during the 12-month period following a “change in control” (as those terms are defined in the plans), unless otherwise provided in an agreement, with respect to such optionee’s or grantee’s awards under the plans, all outstanding options will become immediately and fully exercisable, all outstanding stock appreciation rights will become immediately and fully exercisable, the restrictions on the outstanding restricted stock will lapse, and all of the outstanding performance units will vest and the restrictions on all of the outstanding performance shares will lapse as if all performance objectives had been satisfied at the maximum level.

         Unless sooner terminated by the board of directors of Charter Communications, Inc., the 2001 Stock Incentive Plan will terminate on February 12, 2011, and no option or award can be granted thereafter.

Director Compensation

         Neither Mr. Kent nor Mr. Vogel, each of whom acted as President and Chief Executive Officer in 2001 and were the only directors that were also employees during 2001, received any additional compensation for serving as a director or attending any meeting of the board of directors during 2001. Each of Mr. Tory and Mr. Wangberg, neither of whom is an officer or employee of Charter Communications, Inc., was issued 40,000 fully vested options upon joining the board of directors in 2001. Also in 2001, directors Allen, Nathanson, Peretsman, Savoy, and Wood, none of whom were employees of Charter Communications, Inc., each received an annual grant of 10,000 vested options. All directors of Charter Communications, Inc. are entitled to reimbursement for costs incurred in connection with attendance at board and committee meetings and may receive additional compensation to be determined.

         Mr. Vogel is party to an employment agreement with Charter Communications, Inc. Mr. Kent, prior to his resignation as President, Chief Executive Officer and director in September 2001, was a party to an employment agreement with Charter Communications, Inc. Mr. Wood, who resigned as a director in December 2001, was a party to a consulting agreement with Charter Communications, Inc. that terminated on January 18, 2002 and Mr. Nathanson is a party to a letter agreement with Charter Communications, Inc. Mr. Vogel’s agreement is summarized in “—Employment and Consulting Arrangements.”

         Howard L. Wood Consulting Agreement. Howard L. Wood was a member of the Charter Communications, Inc. board of directors until December 21, 2001, and also served as a consultant until January 18, 2002. Pursuant to Mr. Wood’s consulting agreement, Mr. Wood was entitled to receive annual cash compensation at a rate of $60,000, health benefits, and use of an office and a full-time secretary. The cost of the office and secretary for the year ended December 31, 2001 was $46,666. The consulting agreement also provided that Charter Communications, Inc. will indemnify and hold harmless Mr. Wood to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses incurred in connection with or arising out of the performance by him of his duties. Mr. Wood is entitled to receive compensation under the consulting agreement through November 2002.

         Marc B. Nathanson Letter Agreement. Effective as of May 25, 1999, Marc B. Nathanson entered into a letter agreement with Charter Communications, Inc. for a three-year term. Under this agreement, Mr. Nathanson serves as Vice-Chairman and as a director of Charter Communications, Inc. During the term of this agreement, Mr. Nathanson receives a benefit equal to approximately $200,000 per year, which Charter Communications, Inc. pays to a company controlled by Mr. Nathanson. In addition, Mr. Nathanson is entitled to the rights and benefits provided to other directors of Charter Communications, Inc. Charter Communications, Inc. will indemnify and hold harmless Mr. Nathanson to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses incurred in connection with or arising out of the performance by Mr. Nathanson of his duties.

Employment and Consulting Arrangements

         Employment Agreements. Messrs. Vogel, Barford, Kalkwarf, McCall and Silva each are employed by Charter Communications, Inc. under separate employment agreements that terminate on December 31, 2005. Below is a table listing the position, salary and bonus of each employee and the stock options and restricted stock shares received by each employee under his agreement:

			Stock	Restricted
		Annual	Options	Shares
Name	Position	Base Salary	Received	Received	Annual Bonus

Carl E. Vogel	President and Chief Executive Officer	$1,000,000	3,400,000	50,000	Up to $500,000

David G. Barford	Executive Vice President and Chief Operating Officer	$350,000	750,000	50,000	50% of base, according to Executive Bonus Policy; Discretionary Bonus

Kent D. Kalkwarf	Executive Vice President and Chief Financial Officer	$350,000	750,000	50,000	50% of base, according to Executive Bonus Policy; Discretionary Bonus

David L. McCall	Senior Vice President of Operations-Eastern Division	$300,000	—	35,000	40% of base, according to Executive Bonus Policy; Discretionary Bonus

Stephen E. Silva	Executive Vice President- Corporate Development and Chief Technology Officer	$300,000	—	36,000	50% of base, according to Executive Bonus Policy; Discretionary Bonus

         The options and restricted shares generally vested 25% on the grant date, with the remainder to vest in 36 equal monthly installments beginning on or about the 15th month after the grant date. Generally, the agreements provide that if the employee is terminated without cause, then a specified portion of the remaining unvested options and restricted stock will vest immediately.

         All five agreements provide that the employee is entitled to participate in any disability insurance, pension or other benefit plan afforded to employees generally or to executives of Charter Communications, Inc. Mr. Vogel’s agreement provides that he will be reimbursed by Charter Communications, Inc. for the cost of term life insurance in the amount of $5.0 million. The other four agreements provide that, to the extent Charter Communications, Inc. does not provide life insurance in an amount at least equal to the unpaid amount of the employee’s base salary through the end of the term of his agreement, Charter Communications, Inc. will continue to pay his estate an amount equal to his base salary in installments through the end of the term. Each of the agreements contain non-solicitation and confidentiality provisions applicable to each employee. Each of Mr. Vogel, Mr. Barford, and Mr. Kalkwarf is entitled to the use of a car in accordance with his agreement. Mr. Vogel’s agreement provides that he is entitled to the reimbursement of fees and dues for his membership in a country club of his choice. The base salary of any employee may be increased at the discretion of the board of directors of Charter Communications, Inc.

         Each agreement provides that, if it is terminated by Charter Communications, Inc. without cause or by the employee for good reason (including due to a change in control of Charter Communications, Inc.), Charter Communications, Inc. will pay to the applicable employee an amount equal to the aggregate base salary due to the employee for the remaining term and a full prorated bonus for the year in which the termination occurs. In addition, each agreement provides that Charter Communications, Inc. will indemnify and hold harmless each employee to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses in connection with or arising out of the performance by the applicable employee of his duties.

         Mr. Vogel’s agreement provides for automatic one-year renewals and that Charter Communications, Inc. will cause him to be elected to the Charter Communications, Inc. board of directors without any additional compensation.

         Jerald L. Kent. Effective September 28, 2001, Jerald L. Kent resigned as President, Chief Executive Officer and director of Charter Communications, Inc. and all of its subsidiaries. Pursuant to the terms of Mr. Kent’s separation agreement, Mr. Kent’s employment agreement with Charter Communications, Inc. terminated effective September 28, 2001 and all of Mr. Kent’s options covering shares of Class A common stock of Charter Communications, Inc. and Charter Communications Holding Company membership units were cancelled. Pursuant to the terms of the separation agreement, Mr. Kent was entitled to: receive his prorated base salary of $1.5 million through December 23, 2001; a $900,000 separation bonus; the right to direct charitable contributions by Charter Communications, Inc. of up to $500,000; retain ownership of the vehicle provided to Mr. Kent under his employment agreement; and, through December 23, 2001, the right to use the corporate plane. Mr. Kent agreed to provide consulting services to Charter Communications, Inc. through December 23, 2001. Mr. Kent’s indemnification rights under the employment agreement described below are still in effect.

         Mr. Kent’s employment agreement provided that during the initial term, Mr. Kent would receive an annual base salary of $1.25 million, or such higher rate as was from time to time be determined by Charter Communications, Inc.’s board of directors in its discretion, and an annual bonus up to $625,000, in an amount determined by the board based on an assessment of the performance of Mr. Kent as well as the achievement of certain financial targets. Charter Communications, Inc. also agreed to cause Mr. Kent to be elected to Charter Communications, Inc.’s board of directors without any additional compensation. Effective for 2001, Mr. Kent’s base salary was increased to $1.5 million.

         Under the employment agreement, Mr. Kent was entitled to participate in any disability insurance, pension or other benefit plan afforded to employees generally or to executives of Charter Communications, Inc. Mr. Kent was entitled to be reimbursed by Charter Communications, Inc. for life insurance premiums of up to $30,000 per year and was granted personal use of the corporate airplane. Mr. Kent also was entitled to the use of a car valued at up to $100,000 and the fees and dues for his membership in a country club of his choice. In 2000, Mr. Kent did not avail himself of reimbursement for life insurance premiums or country club dues.

         The employment agreement further provided that Charter Communications, Inc. would indemnify and hold harmless Mr. Kent to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses in connection with or arising out of the performance by Mr. Kent of his duties.

         Stay Bonuses. Charter Investment issued 1999 “stay bonuses” and Charter Communications, Inc. issued 2000 and 2001 “stay bonuses” to executive officers in the form of three-year promissory notes. One-third of the original outstanding principal amount of each of these notes and interest is forgiven at the end of each of the first three anniversaries of the issue date, as long as the employee is still employed by the issuer of the bonus or any of its affiliates. Generally, the promissory notes bear interest at 7% per year. The following table provides certain information about such notes as of December 31, 2001 with respect to our current executive officers:

		Outstanding
		Principal
		Balance as of
Individual	Issue Date	December 31, 2001

David C. Andersen	April 2000	$100,000

David G. Barford (1)	January 1999	150,000

J. Christian Fenger (1)	January 1999	50,000

Eric A. Freesmeier (1)	January 1999	150,000

Thomas R. Jokerst (1)	January 1999	150,000

Kent D. Kalkwarf (1)	January 1999	150,000

Ralph G. Kelly (1)	January 1999	150,000

David L. McCall (1)	January 1999	150,000

Majid R. Mir	March 2001	240,000

John C. Pietri (1)	January 1999	75,000

Michael Riddle	October 1999	15,000

Steven A. Schumm (1)	January 1999	300,000

Curtis S. Shaw (1)	January 1999	150,000

Stephen E. Silva (1)	January 1999	100,000

(1)	As of February 22, 2002, the remaining principal and accrued interest on these notes was forgiven, so that these notes are no longer outstanding.

Compensation Committee Interlocks and Insider Participation

         In 2001, the Compensation Committee of Charter Communications, Inc. was comprised of Messrs. Paul G. Allen, William D. Savoy, and Marc B. Nathanson, and also included Howard L. Wood until his resignation from the board of directors in December 2001. Since February 2000, executive officer compensation matters, including option grants, have been delegated to the Compensation Committee. In 2001, Nancy B. Peretsman and Ronald L. Nelson served as the Option Plan Committee that administered the 1999 Charter Communications Option Plan and the Charter Communications, Inc. 2001 Stock Incentive Plan.

         With the exception of Mr. Allen (who serves as Chairman of the Board), during 2001 and through the date hereof, no other member of the Compensation Committee or the Option Plan Committee was an officer or employee of Charter Communications, Inc. or any of its subsidiaries. Mr. Wood served as a consultant to Charter Communications, Inc. in 2001, and prior to February 1999, served as an officer of Charter Investment and various subsidiaries. Transactions between Charter Communications, Inc. and certain members of the Compensation Committee are more fully described in “– Director Compensation” and in “Item 13. Certain Relationships and Related Transactions – Other Relationships.”

         With the exception of Mr. Allen, none of the executive officers of Charter Communications, Inc. serve on the compensation committee of any other company that has an executive officer currently serving on the board of directors, Compensation Committee or Option Plan Committee of Charter Communications, Inc. or any of its affiliates. With the exception of Mr. Allen, none of the executive officers of Charter Communications, Inc. served as a director of another entity, one of whose executive officers served on the Compensation Committee or Option Plan Committee of Charter Communications, Inc. or any of its affiliates. Mr. Allen is a director of DreamWorks SKG, which employs Mr. Nelson as an executive officer, and is the 100% owner and a director of Vulcan Inc. and certain of its affiliates, which employ Mr. Savoy as an executive officer. Mr. Allen also is a director of and indirectly owns 97.7% of TechTV, of which Mr. Wangberg, one of our directors, is the chairman, chief executive officer and a director. Mr. Wangberg has announced his intent to resign as the chief executive officer of TechTV.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Beneficial Ownership of Securities

         The following table sets forth certain information regarding beneficial ownership of Charter Communications, Inc.’s Class A common stock as of February 28, 2002 by:

•	each of the directors of Charter Communications, Inc.

•	the current chief executive officer and the executive officers of Charter Communications, Inc. named in the Summary Compensation Table;

•	all directors and executive officers of Charter Communications, Inc. as a group; and

•	each person known by us to own beneficially 5% or more of the outstanding Charter Communications, Inc. Class A common stock.

         With respect to the percentage of voting power set forth in the following table:

•	each holder of Charter Communications, Inc. Class A common stock is entitled to one vote per share; and

•	each holder of Charter Communications, Inc. Class B common stock is entitled to a number of votes based on the number of such holder’s and his affiliates’ shares of Class B common stock and membership units of Charter Communications Holding Company exchangeable for Class B common stock. For example, Mr. Allen is entitled to ten votes for each share of Class B common stock held by him or his affiliates and ten votes for each membership unit of Charter Communications Holding Company held by him or his affiliates.

			Unvested
			Restricted	Class A	Class A
	Number of		Class A	Shares	Shares		Class B
	Class A Shares		Shares	Receivable	Receivable on	Number of	Shares Issuable upon			% of
	(Voting and		(Voting	on Exercise	Exercise of	Class B	Exchange or		% of	Voting
Name and Address of	Investment		Power Only)	of Vested	Convertible	Shares	Conversion of		Equity	Power
Beneficial Owner	Power) (1)		(2)	Options (3)	Sr. Notes	Owned	Units (4)		(4)(5)	(5)(6)

Paul G. Allen (7)	10,804,003			10,000		50,000	339,132,031	(7)	55.23%	92.3%

Charter Investment (8)	—			—			222,818,858	(8)	43.06%	*

Vulcan Cable III (9)	—			—			116,313,173	(9)(10)	28.31%	*

Carl E. Vogel	12,500		37,500	850,000					*	*

John H. Tory	—			40,000					*	*

Marc B. Nathanson (11)	9,967,435			50,000					3.40%	*

Ronald L. Nelson	37,500			50,000					*	*

Nancy B. Peretsman	60,000			50,000					*	*

William D. Savoy	—			50,000			951,338	(10)	*	*

Larry W. Wangberg	3,000			40,000					*	*

Steven A. Schumm (12)	5,940			528,037					*	*

David G. Barford	15,000		37,500	381,083					*	*

Kent D. Kalkwarf	24,500		37,500	387,333					*	*

David L. McCall	15,950		26,250	178,333					*	*

All current directors and executive officers as a group (23 persons)	21,071,603		165,750	3,803,450		50,000	339,132,031		57.21%	92.6%

Jerald L. Kent (13)	34,000								*	*

Massachusetts Financial Services Company (14)	23,434,034	(15)			1,336,220				7.95%	*

Janus Capital Corporation (16)	28,001,995	(15)							9.51%	*

*	Less than 1%.

(1)	Includes shares for which the named person has:

•	sole voting and investment power; or

•	shared voting and investment power with a spouse.

         Does not include shares that may be acquired through exercise of options.

(2)	Includes unvested shares of restricted stock issued under the 2001 Stock Incentive Plan, as to which the applicable employee has sole voting power but not investment power.

(3)	Includes shares of Class A common stock issuable upon exercise of options vested on or before April 29, 2002 under the 1999 Charter Communications Option Plan and the 2001 Stock Incentive Plan.

(4)	Beneficial ownership is determined in accordance with Rule 13d-3. The beneficial owners of Charter Communications, Inc. Class B common stock, Charter Communications Holding Company membership units, CC VIII, LLC membership units and convertible senior notes of Charter Communications, Inc. are deemed to be beneficial owners of an equal number of shares of Charter Communications, Inc. Class A common stock because such holdings are either convertible into Class A shares (in the case of Class B shares and convertible senior notes) or exchangeable (directly or indirectly) for Class A shares (in the case of the membership units) on a one-for-one basis. Unless otherwise noted, the named holders have sole investment and voting power with respect to the shares listed as beneficially owned.

(5)	The calculation of this percentage assumes for each person that:

•	294,536,963 shares of Class A common stock are currently issued and outstanding;

•	50,000 shares of Class B common stock held by Mr. Allen have been converted into shares of Class A common stock;

•	the acquisition by such person of all shares of Class A common stock that such person or affiliates of such person has the right to acquire upon exchange of membership units in subsidiaries or conversion of Series A Convertible Redeemable Preferred Stock or 5.75% or 4.75% convertible senior notes;

•	the acquisition by such person of all shares that may be acquired upon exercise of options to purchase shares or exchangeable membership units that have vested or will vest by April 29, 2002; and

•	that none of the other listed persons or entities has received any shares of Class A common stock that are issuable to any of such persons pursuant to the exercise of options or otherwise.

A person is deemed to have the right to acquire shares of Class A common stock with respect to options vested under the 1999 Charter Communications Option Plan. When vested, these options are exercisable for membership units of Charter Communications Holding Company, which are immediately exchanged on a one-for-one basis for shares of Charter Communications, Inc. Class A common stock. A person is also deemed to have the right to acquire shares of Class A common stock issuable upon the exercise of vested options under the 2001 Stock Incentive Plan.

(6)	The calculation of this percentage assumes that Mr. Allen’s equity interests are retained in the form that maximizes voting power (i.e., the 50,000 shares of Class B common stock held by Mr. Allen have not been converted into shares of Class A common stock; that the membership units of Charter Communications Holding Company owned by each of Vulcan Cable III and Charter Investment have not been exchanged for shares of Class A common stock); and that outstanding membership units of CC VIII, LLC owned by certain Bresnan sellers have not been exchanged for shares of Class A common stock.

(7)	The address of this person is: 505 Fifth Avenue South, Suite 900, Seattle, WA 98104. The total listed includes:

•	222,818,858 membership units in Charter Communications Holding Company held by Charter Investment; and

•	116,313,173 membership units in Charter Communications Holding Company held by Vulcan Cable III

(8)	Includes 222,818,858 membership units in Charter Communications Holding Company which are exchangeable for shares of Class B common stock on a one-for-one basis, which are convertible to shares of Class A common stock on a one-for-one basis. The address of this person is Charter Plaza, 12405 Powerscourt Drive, St. Louis, MO 63131.

(9)	Includes 116,313,173 membership units in Charter Communications Holding Company which are exchangeable for shares of Class B common stock on a one-for-one basis, which are convertible to shares of Class A common stock on a one-for-one basis. The address of this person is: 505 Fifth Avenue South, Suite 900, Seattle, WA 98104.

(10)	Includes 951,338 shares issuable upon exchange of membership units that may be acquired by Mr. Savoy upon exercise of options from Vulcan Cable III that have vested or will vest by April 29, 2002.

(11)	Consists of the following shares:

•	4,023,336 shares for which he has sole investment and voting power;

•	5,543,654 shares for which he has shared investment and voting power; and

•	400,445 shares for which he has sole investment power and shared voting power.

(12)	Includes 3,700 shares for which Mr. Schumm has shared investment and voting power.

(13)	As of September 28, 2001, Jerald L. Kent no longer served as President, Chief Executive Officer and Director.

(14)	The address of this person is: 500 Boylston Street, Boston, MA 02116.

(15)	Based on the shareholder’s most recent Form 13F or 13G filing, as applicable, with the SEC as of January 1, 2002.

(16)	The address of this person is: 100 Fillmore Street, Suite 300, Denver, CO 80206.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following information is provided as of December 31, 2001 with respect to equity compensation outstanding:

			Number of securities
	Number of Securities to be		remaining available
	issued upon exercise of	Weighted-average exercise	for future
	outstanding options,	price of outstanding options,	issuance under equity
Plan Category	warrants and rights	warrants and rights	compensation plans

Equity compensation plans approved by security holders	60,000,000	$17.10	12,917,490

Equity compensation plans not approved by security holders(1)	186,385	$20.46	—

TOTAL	60,186,385	$17.11	12,917,490

(1)	Includes shares of Class A common stock to be issued upon exercise of options granted pursuant to an individual compensation agreement with a consultant. For a narrative description of the material features of the individual compensation agreement with the consultant, please see Note 16 included in the consolidated financial statements included in this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The following sets forth certain transactions in which we and our directors, executive officers and affiliates are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to us than could have been obtained from independent third parties.

Management and Consulting Arrangements

         Management Arrangements. Charter Communications, Inc. has entered into management arrangements with Charter Communications Holding Company and certain of its subsidiaries. Under these agreements, Charter Communications, Inc. provides management services for and operates the cable television systems owned or acquired by its subsidiaries. The management agreements covering the CC VI and CC VII companies limit management fees payable to Charter Communications, Inc. to 5% of gross revenues. Under the arrangement covering all of our other operating subsidiaries, there is no limit on the dollar amount or percentage of revenues payable as management fees. However, the total amount paid by Charter Communications Holding Company and all of its subsidiaries is limited to the amount necessary to reimburse Charter Communications, Inc. for all of its expenses, costs, losses, liabilities and damages paid or incurred by it in connection with the performance of its services under the various management agreements. The expenses subject to reimbursement include any fees Charter Communications, Inc. is obligated to pay under the mutual services agreement described below. Payment of management fees by Charter Communications, Inc.’s operating subsidiaries is subject to certain restrictions under the credit facilities of such subsidiaries. In the event any portion of the management fee due and payable is not paid, it is deferred by Charter Communications, Inc. and accrued as a liability of such subsidiaries.

         Any deferred amount of the management fee will bear interest at the rate of 10% per annum, compounded annually, from the date it was due and payable until the date it is paid.

         For the year ended December 31, 2001, Charter Communications, Inc. received a total of $6.2 million as management fees from Charter Communications Holding Company and its subsidiaries, exclusive of amounts being paid to Charter Investment pursuant to the mutual services agreement described below.

         Mutual Services Agreement. During 2001, pursuant to a mutual services agreement between Charter Communications, Inc., Charter Communications Holding Company and Charter Investment, Charter Communications Holding Company leased the necessary personnel and provided services on a cost-reimbursement basis to Charter Communications, Inc. to manage its subsidiaries. The mutual services agreement provides that each party shall provide rights and services to the other parties as may be reasonably requested for the management of the entities involved and their subsidiaries, including the cable systems owned by their subsidiaries. The officers and employees of each party are available to the other parties to provide these rights and services, and all expenses and costs incurred in providing these rights and services are paid by Charter Communications, Inc. Each of the parties will indemnify and hold harmless the other parties and their directors, officers and employees from and against any and all claims that may be made against any of them in connection with the mutual services agreement except due to its or their gross negligence or willful misconduct. The mutual services agreement expires on November 12, 2009, and may be terminated at any time by any party upon thirty days’ written notice to the other. For the year ended December 31, 2001, Charter Communications, Inc. paid $50.7 million to Charter Investment for services rendered pursuant to the mutual services agreement. All such amounts are reimbursable to Charter Communications, Inc. pursuant to a management arrangement with subsidiaries. See “– Management Arrangements.”

         Consulting Agreement. Charter Communications Holding Company is a party to a consulting agreement with Vulcan Inc. (f/k/a Vulcan Northwest) and Charter Investment. Pursuant to this consulting agreement, Vulcan Inc. provides and, through January 2001, Charter Investment provided, advisory, financial and other consulting services with respect to the acquisitions by Charter Communications Holding Company of the business, assets or stock of other companies. Such services include participation in the evaluation, negotiation and implementation of these acquisitions. The original agreement had an expiration date of December 31, 2000, but has and will continue to automatically renew for successive one-year terms unless otherwise terminated. The consulting agreement provides for a fee equal to 1% of the aggregate value of any acquisition by Charter Communications Holding Company or any of its affiliates, for which Vulcan provides services, as well as reimbursement of reasonable out-of-pocket expenses incurred and indemnification. For the year ended December 31, 2001, no fees were incurred with respect to these consulting services. Because Charter Investment personnel became employees of Charter Communications Holding Company effective January 1, 2001, Charter Investment no longer provides services pursuant to the terms of the agreement.

         Previous Management Agreement with Charter Investment. Prior to November 12, 1999, Charter Investment provided management and consulting services to our operating subsidiaries for a fee equal to 3% of the gross revenues of the systems then owned, plus reimbursement of expenses. The balance of management fees payable under the previous management agreement was accrued with payment at the discretion of Charter Investment, with interest payable on unpaid amounts. For the year ended December 31, 2001, Charter Communications, Inc.’s subsidiaries did not pay any fees to Charter Investment to reduce management fees payable. As of December 31, 2001, total management fees payable to Charter Investment were $13.8 million, exclusive of any interest that may be charged.

         Charter Communications Holding Company Limited Liability Agreement - Taxes. The amended and restated limited liability company agreement of Charter Communications Holding Company contains certain provisions regarding the allocation of tax losses and profits among its members – Vulcan Cable III, Charter Investment and us – that may result in different tax consequences than would otherwise occur if Charter Communications Holding Company had allocated profits and losses among its members based generally on the number of common membership units. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Allocation of Business Opportunities with Mr. Allen

         As described under “Business Relationships” in this section, Mr. Allen and a number of his affiliates have interests in various entities that provide services or programming to our subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter Communications, Inc. and Charter Communications Holding Company, under the terms of their respective organizational documents, may not, and may not allow their subsidiaries, to engage in any business transaction outside the cable transmission business except for the digeo, inc. joint venture; the joint venture to develop a digital video recorder set-top terminal; the investment in High Speed Access Corp.; the investment in Cable Sports Southeast, LLC, a provider of regional sports programming; as an owner and operator of the business of Interactive Broadcaster Services Corporation (Chat TV); an investment in @Security Broadband Corp., a company developing broadband security applications; and incidental businesses engaged in as of the closing of Charter Communications, Inc.’s initial public offering in November 1999. This restriction will remain in effect until all of the shares of Charter Communications, Inc.’s high-vote Class B common stock have been converted into shares of Class A common stock due to Mr. Allen’s equity ownership falling below specified thresholds.

         Should Charter Communications, Inc. or Charter Communications Holding Company or any of their subsidiaries wish to pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to pursue the business transaction and consents to Charter Communications, Inc. or its subsidiaries engaging in the business transaction, they will be able to do so. In any such case, the restated certificate of incorporation of Charter Communications, Inc. and the amended and restated limited liability company agreement of Charter Communications Holding Company would be amended accordingly to modify the current restrictions on the ability of such entities to engage in any business other than the cable transmission business. The cable transmission business means the business of transmitting video, audio, including telephony, and data over cable television systems owned, operated or managed by Charter Communications, Inc., Charter Communications Holding Company or any of their subsidiaries from time to time.

         Under Delaware corporate law, each director of Charter Communications, Inc., including Mr. Allen, is generally required to present to Charter Communications, Inc., any opportunity he or she may have to acquire any cable transmission business or any company whose principal business is the ownership, operation or management of cable transmission businesses, so that we may determine whether we wish to pursue such opportunities. However, Mr. Allen and the other directors generally will not have an obligation to present other types of business opportunities to Charter Communications, Inc. and they may exploit such opportunities for their own account.

Intercompany Loans

         From time to time, there are intercompany borrowings and repayments between or among Charter Communications, Inc. and its subsidiaries and between or among its subsidiaries. For amounts borrowed, our practice is for the borrowing party to pay interest to the lending party based on the borrower’s cost of funds on its revolving credit facility, which is based on a spread over LIBOR. On occasion, indebtedness between companies has been forgiven in lieu of a contribution to capital. The average month-end outstanding principal balance of indebtedness from Charter Communications Holding Company to us during the year ended December 31, 2001 was $1,598.7 million. The total interest paid by Charter Communications Holding Company to us for indebtedness was $56.4 million for the year ended December 31, 2001, and accrued interest on such debt at December 31, 2001 was $10.3 million.

Other Relationships

         David L. McCall, Senior Vice President — Operations — Eastern Division, is a partner in a partnership that leases office space to us. The partnership received approximately $117,600 pursuant to such lease and related agreements for the year ended December 31, 2001. In addition, approximately $571,553 was paid to a construction company controlled by Mr. McCall’s brother and $462,071 to a construction company controlled by Mr. McCall’s son for the year ended December 31, 2001.

         Mr. Wood resigned as a director in December 2001. In 2001, the benefit to a company controlled by Mr. Wood that owned an airplane for the full annual cost of two individuals qualified to operate the plane, who were otherwise available to Charter Communications, Inc. in connection with its own flight operations was approximately $108,500 for annual compensation to the pilots. Charter Communications, Inc. is entitled to reimbursement for these amounts. In addition, Mr. Wood also used Charter Communications, Inc.’s airplane for occasional personal use in 2001, a benefit valued at $12,500 for the year ended December 31, 2001.

         Additionally in 1999, one of Mr. Wood’s daughters, who resigned as a Vice President of Charter Communications Holding Company in February 2002, received a bonus in the form of a three-year promissory note bearing interest at 7% per year. One-third of the original outstanding principal amount of the note and interest were forgiven as long as she remained employed by Charter Communications Holding Company at the end of each of the first three anniversaries of the issue date in February 1999. The amount of principal and interest forgiven on this note for the year ended December 31, 2001, was $85,500, and the outstanding balance on the note was forgiven effective as of February 22, 2002. Another daughter of Mr. Wood received approximately $70,210 during the year ended December 31, 2001 for event planning services performed by her company.

         Companies controlled by Mr. Nathanson, a director of Charter Communications, Inc., leased certain office space in Pasadena, California, and warehouse space in Riverside, California, to our subsidiaries. For the Pasadena office lease, which Charter Communications, Inc. terminated in April 2001 in exchange for a payment of $638,600, aggregate rent of $204,000 was paid from January 1, 2001 to April 2001. For the Riverside warehouse space, aggregate rent paid for the year ended December 31, 2001 was $182,989.

Employment Agreements and Consulting Arrangements

         Certain of our executive officers are party to employment agreements with Charter Communications, Inc. and other compensatory arrangements, including “stay” bonuses in the form of promissory notes, and certain of our directors are party to agreements with Charter Communications, Inc. regarding their service on the Board of Directors. These transactions are described in “Item 11. Executive Compensation – Employment and Consulting Arrangements.”

Business Relationships

         Mr. Allen or his affiliates own equity interests or warrants to purchase equity interests in various entities with which we do business or which provide us with services or programming. Among these entities are Wink Communications, Inc., TechTV Inc., USA Networks, Inc., Oxygen Media Corporation, digeo, inc., Microsoft Corporation and, prior to February 28, 2002, High Speed Access Corp. Mr. Allen owns 100% of the equity of Vulcan Ventures and Vulcan Inc. and is the president of Vulcan Ventures. Mr. Savoy is also a vice president and a director of Vulcan Ventures. The various cable, Internet and telephony companies in which Mr. Allen has invested may mutually benefit one another. The agreements governing our relationship with digeo, inc. are an example of a cooperative business relationship among his affiliated companies. We can give no assurance, nor should you expect, that any of these business relationships will be successful, that we will realize any benefits from these relationships or that we will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

         Mr. Allen and his affiliates have made, and in the future likely will make, numerous investments outside of us and our business. We cannot assure you that, in the event that we or any of our subsidiaries enter into transactions in the future with any affiliate of Mr. Allen, such transactions will be on terms as favorable to us as terms we might have obtained from an unrelated third party. Also, conflicts could arise with respect to the allocation of corporate opportunities between us and Mr. Allen and his affiliates. We have not instituted any formal plan or arrangement to address potential conflicts of interest.

         In February 2001, Charter Communications, Inc. entered into certain of the purchase agreements related to the AT&T transactions and in June 2001, it assigned its rights and obligations under these contracts to certain of its subsidiaries which purchased the assets from AT&T. In August 2001, the systems acquired in the Cable USA transaction by Charter Communications, Inc. and Charter Communications Holding Company, were contributed through Charter Holdings to certain of its subsidiaries which now own and operate these systems.

         Vulcan Ventures. Vulcan Ventures Incorporated, an entity controlled by Mr. Allen, Charter Communications, Inc., Charter Investment and Charter Communications Holding Company are parties to an agreement dated September 21, 1999 regarding the right of Vulcan Ventures to use up to eight of our digital cable channels in consideration of a capital contribution of $1.325 billion. Specifically, we will provide Vulcan Ventures with exclusive rights for carriage of up to eight digital cable television programming services or channels on each of the digital cable television systems with local and to the extent available, national control of the digital product owned, operated, controlled or managed by us now or in the future of 550 megahertz or more. If the system offers digital services but has less than 550 megahertz of capacity, then the programming services will be equitably reduced. Upon request of Vulcan Ventures, we will attempt to reach a comprehensive programming agreement pursuant to which we will pay the programmer, if possible, a fee per digital subscriber. If such fee arrangement is not achieved, then we and the programmer shall enter into a standard programming agreement. As of December 31, 2001, Vulcan Ventures did not use any of these channels.

         High Speed Access. High Speed Access Corp. has been a provider of high-speed Internet access services over cable modems. During the period from 1997 to 2000, certain Charter Communications entities entered into Internet-access related service agreements, and both Vulcan Ventures, an entity controlled by Mr. Allen, and certain of our subsidiaries made equity investments in High Speed Access.

         On September 28, 2001, Charter Communications Holding Company and High Speed Access entered into an asset purchase agreement pursuant to which Charter Communications Holding Company agreed to purchase from High Speed Access the contracts and associated assets, and assume related liabilities, that serve our customers, including a customer contact center, network operations center and provisioning software. On December 20, 2001, Charter Communications Holding Company assigned certain of its rights under the asset purchase agreement and certain related agreements to its subsidiary, CC Systems, LLC. The transaction closed on February 28, 2002. At the closing, CC Systems wired funds in the amount of $77.5 million to High Speed Access and delivered 37,000 shares of High Speed Access’s Series D convertible preferred stock and all of the warrants to buy High Speed Access common stock owned by Charter Communications Holding Company and High Speed Access purchased 38,000 shares of its Series D Preferred Stock from Vulcan Ventures for $8.0 million. To secure indemnity claims against High Speed Access under the asset purchase agreement, $2.0 million of the purchase price was held back. Additional purchase price adjustments may be made as provided in the asset purchase agreement. Charter Communications Holding Company obtained a fairness opinion from a qualified investment-banking firm regarding the valuation of the assets purchased by CC Systems pursuant to the asset purchase agreement. Concurrently with the closing of the transaction, High Speed Access purchased all of its common stock held by Vulcan Ventures, and certain of the agreements between our subsidiaries and High Speed Access Corp., including the programming content agreement, the services agreement, the systems access agreement, the 1998 network services agreement and the May 2000 network services agreement, each as described in more detail below, were terminated. As of December 31, 2001 and 2000, the carrying value of the investment in High Speed Access was zero and $38.2 million, respectively.

         On September 28, 2001, in connection with the asset purchase agreement with High Speed Access, Charter Communications Holding Company and High Speed Access entered into a license agreement that was effective on February 28, 2002, pursuant to which Charter Communications Holding Company granted High Speed Access the right to use certain intellectual property sold by High Speed Access to Charter Communications Holding Company pursuant to the asset purchase agreement described above. High Speed Access does not pay any fees under the agreement. The domestic portion of the license terminates on June 30, 2002, and the international portion of the license will expire on February 2, 2005. Concurrently with the license agreement, High Speed Access and Charter Communications, Inc. entered into a services agreement, pursuant to which Charter Communications, Inc. agreed to perform certain management services formerly performed by High Speed Access. This agreement terminated on February 28, 2002, upon the closing of the asset purchase agreement.

         In 2001, Charter Communications Holding Company was a party to a systems access and investment agreement with Vulcan Ventures and High Speed Access and a related network services agreement with High Speed Access. These agreements provided High Speed Access with exclusive access to at least 750,000 of our homes that had either an installed cable drop from our cable system or that were eligible for a cable drop by virtue of our cable system passing the home. The term of the network services agreement was, as to a particular cable system, five years from the date revenue billing commenced for that cable system. The programming content agreement provided each of Vulcan Ventures and High Speed Access with a license to use certain content and materials of the other on a non-exclusive, royalty-free basis. The revenues we earned from High Speed Access for the year ended December 31, 2001 were approximately $7.8 million.

         Additionally, Charter Communications Holding Company, as the assignee of Vulcan Ventures, held warrants that were amended and restated on May 12, 2000, giving Charter Communications Holding Company the right to purchase up to 12,000,000 shares of High Speed Access common stock at an exercise price of $3.23 per share. A portion of the warrants could be earned under the agreements described above, and the other portion related to warrants that could be earned under a network agreement entered into with High Speed Access on May 12, 2000, described below. Warrants earned under the agreements described above became vested at the time systems were committed by us and were based upon the number of homes passed. Warrants under these agreements could only be earned until July 31, 2003, and were earned at the rate of 1.55 shares of common stock for each home passed in excess of 750,000. Warrants earned under the agreements described above were exercisable until May 25, 2006. Such warrants were subject to forfeiture in certain circumstances, generally if we withdrew a committed system.

         On May 12, 2000, Charter Communications, Inc. entered into a second network services agreement with High Speed Access, which was assigned by Charter Communications, Inc. to Charter Communications Holding Company on August 1, 2000. Under the terms of the May 12, 2000 network services agreement, we agreed to commit a total of 5,000,000 homes passed, including all homes passed in systems previously committed by us, to High Speed Access (other than full turnkey systems), on or prior to May 12, 2003. With respect to each system launched or intended to be launched, we paid a per customer fee to High Speed Access according to agreed pricing terms. In addition, we compensated High Speed Access for services exceeding certain minimum thresholds. For the year ended December 31, 2001, we paid High Speed Access approximately $12.9 million under this agreement and the 1998 network services agreement.

         Warrants earned under the May 12, 2000 network services agreement vested at the time we authorized High Speed Access to proceed with respect to a system, and were based upon the number of homes passed in such system. With respect to the initial total 5,000,000 homes passed, the warrant provided that Charter Communications Holding Company would have the right to purchase 0.775 shares of common stock for every home passed. With respect to any additional homes passed in excess of 5,000,000, the warrant provided that Charter Communications Holding Company would have the right to purchase 1.55 shares of common stock for every home passed. Warrants earned under the agreement were exercisable until 7 1/2 years from the date they were earned, and generally were not subject to forfeiture. High Speed Access had agreed to increase the number of shares of common stock subject to the amended and restated warrant, upon Charter Communications Holding Company’s request, if the number of warrants earned exceeded 11,500,000. High Speed Access also granted Charter Communications Holding Company certain registration rights with respect to shares of common stock held by Charter Communications Holding Company and its direct and indirect subsidiaries, including shares of common stock issuable upon exercise of the amended and restated warrant. The May 2000 network services agreement with High Speed Access had a term of five years starting in May 2000. Charter Communications Holding Company had the option to renew the agreement for additional successive five-year terms on similar terms. All of the warrants earned under the network services agreements described above were cancelled in connection with the closing of the asset purchase agreement on February 28, 2002.

         On December 5, 2000 pursuant to a preferred stock purchase agreement entered into as of October 19, 2000, one of our subsidiaries, Charter Communications Ventures, LLC, and Vulcan Ventures purchased 37,000 shares and 38,000 shares, respectively, of Series D convertible preferred stock of High Speed Access for $37.0 million and $38.0 million, respectively. The preferred stock had a liquidation preference of $1,000 per share plus declared but unpaid dividends and generally shared in dividends on High Speed Access common stock on an “as converted to common stock” basis. Each share of Series D preferred stock was convertible into that number of shares of common stock of High Speed Access calculated by dividing the liquidation preference by the conversion price per share, which was $5.01875, subject to adjustments for certain events. Each share of Series D preferred stock was therefore convertible into 199.25 shares of High Speed Access common stock, so long as no adjustments occurred and there were no declared but unpaid dividends. In connection with their acquisition of the Series D convertible preferred stock, Charter Communications Ventures and Vulcan Ventures were granted certain preemptive, first refusal, registration and significant board representation rights as part of the transaction. At the closing on February 28, 2002 of the asset acquisition from High Speed Access, CC Systems delivered to High Speed Access the 37,000 shares of Series D convertible preferred stock acquired by Charter Communications Ventures and High Speed Access purchased from Vulcan Ventures its Series D convertible preferred stock.

         Immediately prior to our acquisition from High Speed Access on February 28, 2001, Vulcan Ventures owned 20,222,139 shares of common stock and 38,000 shares of Series D convertible preferred stock of High Speed Access, Charter Communications Ventures owned 37,000 shares of Series D convertible preferred stock and Charter Communications Holding Company held warrants convertible into 2,650,659 shares of common stock. If all of the shares of preferred stock and warrants were converted into common stock, then Mr. Allen, through his affiliates, would have beneficially owned 48.5% of the common stock of High Speed Access as of January 23, 2002. Following the consummation of the transactions contemplated by the asset purchase agreement with High Speed Access and related agreements, neither we nor Vulcan Ventures beneficially owned any securities of, or were otherwise affiliated with, High Speed Access.

         WorldGate/TVGateway. WorldGate Communications, Inc. is a provider of Internet access through cable systems. Charter Communications, Inc. has an affiliation agreement with WorldGate for an initial term which expires in November 2002. The agreement automatically renews for additional successive two-year periods upon expiration of the initial five-year term, unless terminated by either party for failure of the other party to perform any of its obligations or undertakings required under the agreement. We started offering WorldGate service in 1998. Pursuant to the agreement, Charter Communications, Inc. agreed to deploy the WorldGate Internet access service within a portion of our cable systems and to install the appropriate headend equipment in all of our major markets in those systems. Major markets for purposes of this agreement include those in which we have more than 25,000 customers. We incur the cost for the installation of headend equipment. In addition, to the extent we determine that it is economically practical, we have agreed to use our reasonable best efforts to deploy such service in all non-major markets that are technically capable of providing interactive pay-per-view service. When WorldGate has a telephone return path service available, we will, if economically practical, use all reasonable efforts to install the appropriate headend equipment and deploy the WorldGate service in our remaining markets. Telephone return path service is the usage of telephone lines to connect to the Internet to transmit data or receive data. We have also agreed to market the WorldGate service within our market areas. We pay a monthly subscriber access fee to WorldGate based on the number of subscribers to the WorldGate service. We have the discretion to determine what fees, if any, we will charge our subscribers for access to the WorldGate service. For the year ended December 31, 2001, we paid WorldGate approximately $1.729 million, consisting of $1.529 million for equipment purchases and $199,470 for subscriber access fees. We charged our subscribers approximately $342,000 for the year ended December 31, 2001.

         On July 25, 2000, Charter Communications Holding Company entered into a joint venture, named TVGateway, LLC, with WorldGate and several other cable operators to develop and deploy a server-based interactive program guide. Charter Communications Holding Company initially invested $850,000, providing it a 16.25% ownership interest in the joint venture and through subsequent investments of $1.0 million, $1.5 million and $1.5 million in December 2000, July 2001 and December 2001, respectively, increased its ownership interest to 17.63% as of December 31, 2001. For the first four years after the formation of TVGateway, Charter Communications Holding Company will earn additional ownership units, up to a maximum of 750,000 ownership units, as the interactive program guide is deployed to our customers. On August 15, 2000, in connection with the formation of the joint venture, Charter Communications Holding Company purchased 31,211 shares of common stock of WorldGate at $16.02 per share for a total purchase price of $500,000. As a result of this purchase, Charter Communications Holding Company received a $125,000 credit from WorldGate against future equipment purchases relating to the deployment of its service. Additionally, WorldGate granted Charter Communications Holding Company warrants to purchase up to 500,000 shares of WorldGate common stock for a period of seven years at a exercise price of $24.78 per share. For a period of three years from the date of closing, Charter Communications Holding Company will also be issued warrants to purchase common stock of WorldGate based on the number of two-way digital homes passed in the systems in which Charter Communications Holding Company has deployed WorldGate service. As of December 31, 2001, Charter Communications Holding Company had earned warrants to purchase 27,853 shares, but has not yet received documentation evidencing them. One of our subsidiaries holds additional warrants to purchase 263,353 shares of WorldGate common stock for $10.65 per share, which expire on June 30, 2002 and also owns 107,554 shares of WorldGate common stock for which it paid a total of $1.5 million. As of December 31, 2001 and 2000, the carrying value of our investment in WorldGate was approximately $183,000 and $529,000, respectively, and the carrying value of our investment in TVGateway was approximately $2.6 million and $1.1 million, respectively.

         Wink. Wink Communications, Inc. offers an enhanced broadcasting system that adds interactivity and electronic commerce opportunities to traditional programming and advertising. Viewers can, among other things, find news, weather and sports information on-demand and order products through use of a remote control.

         Charter Communications Holding Company is party to a June 7, 2001 cable affiliation agreement for a three year term with Wink, which was amended in October 2001 and in March 2002. The agreement has three, one-year renewal options at our discretion. Pursuant to the agreement, Wink granted us a non-exclusive license to use the Wink software to deliver the enhanced broadcasting services to our cable systems. Charter Communications Holding Company agreed to make commercially reasonable efforts to deploy the Wink services to three million subscribers, for which it is eligible to receive a launch fee for transactions generated by our customers. Wink has also agreed to issue Charter Communications Holding Company one million shares of Wink common stock subject to finalization of a grant agreement. As a result of this stock grant, Charter Communications Holdings Company will have an equity ownership in Wink that exceeds 5%. Under the amended agreement we agreed to pay a fee for the license grant and Wink agreed to purchase an advertising package during 2002 and 2003. At December 31, 2001, Vulcan Ventures had an approximate 2% equity interest in Wink. For the year ended December 31, 2001, we received $3.8 million from Wink under the affiliation agreement, which is included in other revenues in the accompanying consolidated statement of operations.

         TechTV. TechTV Inc. operates a cable television channel which broadcasts shows about technology. Pursuant to a carriage agreement terminating in 2008, TechTV has provided us with programming for broadcast via our cable television systems. Carriage fee amounts per subscriber are determined based on the percentage of subscribers in a particular system receiving the services. These fees will be waived for systems with higher penetration levels until December 31, 2003, and were waived for systems with lower penetration levels through April 30, 2001. In certain circumstances, we are entitled to a percentage of TechTV’s net product revenues from infomercials and home shopping and attributed to our carriage of the service. Additionally, we receive incentive payments for channel launches through December 31, 2003. TechTV may not offer its services to any other cable operator which serves the same or fewer number of customers at a more favorable rate or on more favorable carriage terms. For the year ended December 31, 2001, we received $9.4 million from TechTV under the carriage agreement, which is included in other revenues in the accompanying consolidated statement of operations.

         On February 5, 1999, Vulcan Programming, which is 100% owned by Mr. Allen, acquired a one-third interest in TechTV. In January 2000, Vulcan Programming acquired an additional 64% in TechTV for $204.8 million. Mr. Savoy is the president and director of Vulcan Programming. As of December 31, 2001, Vulcan Programming’s interest in TechTV was approximately 97.7%. The remaining approximate 2.3% of TechTV is owned by its management and employees. Mr. Wangberg, one of our directors, is the chairman, chief executive officer and a director of TechTV. Although Mr. Wangberg has announced his intent to resign as the chief executive officer of TechTV when his successor is named, he will remain with TechTV as a director. In September 2000 Mr. Wangberg sold his approximately 2.63% equity interest in TechTV to Vulcan Programming and in April 2001 his remaining 1.37% interest was redeemed by TechTV. Mr. Allen is a director of TechTV and Mr. Savoy is a director of TechTV.

         USA Networks / Home Shopping Network. USA Networks, Inc. operates the USA Network, The Sci-Fi Channel, Trio and World News International cable television networks. USA Networks also operates Home Shopping Network, which is a retail sales program available via cable television systems. Pursuant to an agreement terminating in 2005, Charter Communications Holding Company is a party to a non-exclusive affiliation agreement with USA Networks for the cablecast of USA Network programming. For the year ended December 31, 2001, we received approximately $12.1 million from USA Networks under the affiliation agreement and for commissions from USA Networks for home shopping sales generated by its customers and/or promotion of the Home Shopping Network, which is included in other revenues in the accompanying consolidated statement of operations. For the year ended December 31, 2001, we paid USA Networks approximately $39.3 million for cable television programming. Mr. Allen and Mr. Savoy are directors of USA Networks. As of December 31, 2001, Mr. Allen owned approximately 5% and Mr. Savoy owned less than 1% of the capital stock of USA Networks.

         Oxygen Media Corporation. Oxygen Media provides programming content aimed at the female audience for distribution over the Internet and cable television systems. Oxygen Media programming content is currently available to approximately 2 million Charter Communications customers. For the year ended December 31, 2001 we paid Oxygen approximately $2.7 million for programming content. In the first half of 2002, Charter Communications Holding Company expects to enter into an agreement with Oxygen Media setting forth the terms of our carriage of Oxygen Media programming content. Mr. Savoy, a director of Charter Communications, Inc. and Charter Communications Holding Company, serves on the board of directors of Oxygen Media. As of February 8, 2002, through Vulcan Programming, Mr. Allen owns an approximate 34.2% interest in Oxygen Media (51.2% assuming exercise of all warrants held by Vulcan Programming but no exercise of warrants or options by other holders).

         Replay TV Joint Venture. Charter Communications Ventures was party to a joint venture with General Instrument Corporation (doing business as Broadband Communications Sector of Motorola, Inc.), Replay TV Inc. and Interval Research Corporation, an entity controlled by Mr. Allen, to develop and integrate digital video recording capabilities in advanced digital set-top boxes. The joint venture focused on creating a set-top based digital recording platform designed for storing video, audio and Internet content. Prior to the dissolution of the joint venture in 2001, Charter Communications Ventures received management fees of $1.3 million for the year ended December 31, 2001, which is included in other revenues in the accompanying consolidated statement of operations.

         Purchase of Certain Enstar Limited Partnership Systems. On August 29, 2001, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Holdings, entered into an agreement to purchase substantially all of the assets of Enstar Income Program II-2, L.P., Enstar Income Program II-1, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P. and Enstar Cable of Macoupin County and certain assets of Enstar IV/PBD Systems Venture, serving in the aggregate approximately 28,000 customers. Enstar Communications Corporation, a direct subsidiary of Charter Communications Holding Company, is the general partner of the Enstar limited partnerships. The cash sale price of approximately $63.0 million, subject to certain closing adjustments, was the highest bid received by the Enstar limited partnerships following a broadly-based solicitation process. We expect that the transaction will close in the first half of 2002.

         In addition, Enstar Cable Corporation, the manager of the Enstar limited partnerships through a management agreement, engaged Charter Communications Holding Company to manage the Enstar limited partnerships. Pursuant to the management agreement, Charter Communications Holding Company provides management services to the Enstar limited partnerships in exchange for management fees. The Enstar limited partnerships also purchase basic and premium programming for their systems at cost from Charter Communications Holding Company. For the year ended December 31, 2001, the Enstar limited partnerships paid Charter Communications Holding Company $2.1 million for management services, which is included in other revenues in the accompanying consolidated statement of operations.

         With the exception of Mr. Allen, all of the executive officers of Charter Communications, Inc., Charter Communications Holding Company and Charter Holdings act as officers of Enstar Communications Corporation.

         Portland Trail Blazers. On October 7, 1996, the former owner of our Falcon cable systems entered into a letter agreement and a cable television agreement with Trail Blazers Inc. for the cable broadcast in the metropolitan area surrounding Portland, Oregon of pre-season, regular season and playoff basketball games of the Portland Trail Blazers, a National Basketball Association basketball team. Mr. Allen is the 100% owner of the Portland Trail Blazers and Trail Blazers Inc. After our acquisition of the Falcon cable systems in November 1999, we continued to operate under the terms of these agreements until their termination on September 30, 2001. Under the letter agreement, Trail Blazers Inc. was paid a fixed fee for each subscriber in areas directly served by the Falcon cable systems. Under the cable television agreement, we shared subscription revenues with Trail Blazers Inc. We paid approximately $1.055 million for the year ended December 31, 2001 in connection with the cable broadcast of Portland Trail Blazers basketball games under the October 1996 cable television agreement.

         On July 1, 2001, Charter Communications Holding Company and Action Sports Cable Network, which is 100% owned by Mr. Allen, entered into a new carriage agreement for a five year term, which became effective on October 1, 2001 with the expiration of the previous agreement. Under the July 2001 carriage agreement, Charter Communications Holding Company pays Action Sports a fixed fee for each subscriber receiving the Action Sports programming, which covers sporting events in the Pacific Northwest, including the Portland Trail Blazers, the Seattle Seahawks, a National Football League football team, and the Portland Fire, a Women’s National Basketball Association basketball team. For the year ended December 31, 2001, we had paid $382,550 under the July 2001 agreement.

         digeo, inc. Vulcan Ventures, an entity controlled by Mr. Allen, owns an approximate 67% interest in digeo, inc. We expect to launch digeo’s television-based Internet access service in St. Louis in the second half of 2002. The digeoTM product is designed to blend the power of the Internet with the convenience of the television. Through the use of an advanced digital set-top terminal, customers will be able to access Internet-based streaming media on the television, including both local and national news, sports and entertainment. The Internet domain name of customers using this service will be “Charter TV.” The digeoTM product is a “portal,” which is an Internet web site that serves as a user’s initial point of entry to the World Wide Web. By offering selected content, services and links to other web sites and a portal guide, it directs users through the World Wide Web. In addition, the portal generates revenues from advertising on its own web pages and by sharing revenues generated by linked or featured web sites. digeo, inc. has a license agreement with Microsoft for software used in the digeo set top companion. Fees under this license agreement are passed on to us through our agreement with digeo.

         On March 5, 2001, Charter Communications, Inc. finalized an exclusive carriage agreement with digeo interactive, LLC, which will function as its television-based Internet portal for an initial six-year period. In connection with the execution of the carriage agreement on March 5, 2001, our wholly owned subsidiary, Charter Communications Ventures, LLC, received an equity interest in digeo, inc. funded by Vulcan Ventures Incorporated’s contribution of approximately $21.2 million, which is subject to a priority return of capital to Vulcan up to the amount so funded. Vulcan also agreed to make, through January 24, 2004, certain additional contributions through Digeo Broadband Holdings, LLC to acquire digeo, inc. equity in order to maintain Charter Venture’s pro rata interest in digeo, inc. in the event of certain future digeo, inc. equity financings by the founders of digeo, inc. These additional equity interests will also be subject to a priority return of capital to Vulcan up to the amount so contributed. On September 27, 2001, Charter Communications, Inc. and digeo, inc. amended the March 2001 carriage agreement. Pursuant to the amendment, digeo interactive, a subsidiary of digeo, inc., will provide the content for enhanced Wink interactive television services, known as Charter Interactive Channels (known as “i-channels”), to Charter Communications, Inc. In order to provide the i-channels, digeo, inc. sublicensed certain Wink technologies to Charter Communications, Inc. We will share in the revenues generated by the i-channels. In November 2001, we made this service available to our digital subscribers in Glendale, California, and by March 1, 2002, the i-channels were available to an aggregate of 550,000 digital subscribers. As of March 1, 2002, over 20% of the digital subscribers in these markets were active users of the i-channels, with a per-user average of 12.5 screen views per week. We plan to deploy this service aggressively in 2002 and intend to offer the service to over 1.0 million customers by December 31, 2002. Currently, those digital subscribers receiving i-channels receive the service at no additional charge. For the year ended December 31, 2001, we did not receive any payments or shared revenues from digeo. As of December 31, 2001, the carrying value of our investment in digeo was approximately $599,000.

         Messrs. Allen, Savoy and Vogel are directors of digeo, inc. Mr. Kent, our former director, served on the board of digeo, inc. Mr. Savoy serves on the compensation committee of digeo, inc. Each of Mr. Savoy and Mr. Vogel owns options to purchase 10,000 shares of digeo, inc. common stock.

         drugstore.com. We are party to an advertising agreement with drugstore.com pursuant to which we will carry advertising of drugstore.com. Mr. Allen owns less than 5% of the outstanding equity of drugstore.com and Mr. Savoy acts as a director for drugstore.com.

         Microsoft Corporation/MSN. In September 2001, Charter Communications Holding Company entered into an agreement with Microsoft Corporation. Pursuant to the agreement with Microsoft, Charter Communications Holding Company introduced for our Charter Pipeline™ customers a custom start page that is co-branded with Microsoft’s MSN network of websites, with content modules that we provide, including, for example, movie trailers previewing movies on pay-per-view and video-on-demand, as well as television listings. In the second quarter of 2002 we expect to introduce a custom browser that will be co-branded with the MSN browser, and charter.com e-mail. Under the agreement, Microsoft developed the website and will develop the browser. The agreement provides for the provision of an advertising package to Charter Communications Holding Company by Microsoft on the MSN network, the purchase of advertising time by Microsoft on our cable systems, and for certain payments from Microsoft to Charter Communications Holding Company related to the marketing of the product. Microsoft will receive payments from Charter Communications Holding Company for e-mail services hosted by Microsoft and development costs for the website and browser. The agreement also provides that Microsoft and Charter Communications Holding Company will share in the revenue generated from the co-branded site and portions of the browser. Mr. Allen owns approximately 2.1% of the outstanding equity of Microsoft.

         ADC Telecommunications Inc. We purchase certain equipment for use in our business from ADC Telecommunications, which provides broadband access and network equipment. Mr. Wangberg acts as a director for ADC Telecommunications.

         This section includes forward-looking statements regarding, among other things, our plans, strategies and prospects. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward-looking statements contained in this section may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimate,” and “potential,” among others. Among these risks, uncertainties and assumptions are those specified in “– Certain Trends and Uncertainties” and in Exhibit 99.1, “Risk Factors.” We refer you to these sections, as well as to “Forward-Looking Statements.”

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

(3)	The index to the Exhibits is on page 93.

(b)	Reports on Form 8-K

         On October 2, 2001, the Registrant filed a current report on Form 8-K dated October 1, 2001 to report the execution of long-term employment agreements for Kent D. Kalkwarf, Executive Vice President and Chief Financial Officer; and David G. Barford, Executive Vice President and Chief Operating Officer and to announce the execution of a definitive agreement to purchase substantially all of the assets used by High Speed Access Corp. to serve our high-speed data customers.

         On October 11, 2001, the Registrant filed a current report on Form 8-K dated October 9, 2001 to report the Board of Directors’ selection of Carl Vogel as the new President and Chief Executive Officer and as a member of our Board of Directors and Executive Committee.

         On November 1, 2001, the Registrant filed a current report for Form 8-K dated November 1, 2001 to report 2001 third quarter financial results.

         On January 4, 2002, the Registrant filed a current report on Form 8-K dated January 4, 2002 to report that the Registrant’s subsidiaries, Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation, planned to raise $600 million in a private placement offering of senior and senior discount notes. (The transaction size was subsequently increased and the issuers received gross proceeds of approximately $900 million when the notes were sold in January 2002.)

         On January 7, 2002, the Registrant filed a current report on Form 8-K dated September 28, 2001 to report various other events, including expected 2001 year-end results, updates on director resignations and elections, anticipated closing of the acquisition of assets from High Speed Access Corp. and internal restructuring.

         On January 9, 2002, the Registrant filed a current report on Form 8-K dated January 8, 2002 to report that the Registrant’s subsidiaries, Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation, had entered into an agreement to sell senior and senior discount notes with gross proceeds of approximately $900 million, with the offering to be made in a private placement to qualified institutional buyers and in compliance with Regulation S.

         On January 15, 2002, the Registrant filed a current report on Form 8-K dated January 8, 2002 to report that the Registrant’s subsidiaries, Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation, had sold senior and senior discount notes and to file the relevant documents as exhibits.

         On January 24, 2002, the Registrant filed a current report on Form 8-K dated January 2, 2002 to file as exhibits amended and restated credit agreements entered into by the Registrant’s subsidiaries.

         On February 13, 2002, the Registrant filed a current report on Form 8-K dated January 30, 2002 to report various events, including the election of a new director, entering into a new agreement with Motorola, Inc. and digeo, inc., and its results for the fourth quarter ended December 31, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charter Communications, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC., Registrant

		By:	/s/ Carl E. Vogel

Carl E. Vogel President and Chief Executive Officer

Date:	March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul G. Allen
Paul G. Allen	Chairman of the Board of Directors	March 29, 2002

/s/ Carl E. Vogel
Carl E. Vogel	President, Chief Executive Officer, Director (Principal Executive Officer)	March 29, 2002

/s/ Kent D. Kalkwarf
Kent D. Kalkwarf	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2002
/s/ Marc B. Nathanson
Marc B. Nathanson	Director	March 29, 2002

/s/ Ronald L. Nelson
Ronald L. Nelson	Director	March 29, 2002

/s/ Nancy B. Peretsman
Nancy B. Peretsman	Director	March 29, 2002

/s/ William D. Savoy
William D. Savoy	Director	March 29, 2002

/s/ John H. Tory
John H. Tory	Director	March 29, 2002

/s/ Larry W. Wangberg
Larry W. Wangberg	Director	March 29, 2002

Exhibit Index

(Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit	Description

2.1	Merger Agreement, dated March 31, 1999, by and between Charter Communications Holdings, LLC and Marcus Cable Holdings, LLC (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

2.2(a)	Asset and Stock Purchase Agreement, dated April 20, 1999, between InterMedia Partners of West Tennessee, L.P. and Charter Communications, LLC (Incorporated by reference to Exhibit 2.6(a) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

2.2(b)	Stock Purchase Agreement, dated April 20, 1999, between TCID 1P-V, Inc. and Charter Communications, LLC (Incorporated by reference to Exhibit 2.6(b) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

2.2(c)	RMG Purchase Agreement, dated as of April 20, 1999, between Robin Media Group, Inc., InterMedia Partners of West Tennessee, L.P. and Charter RMG, LLC (Incorporated by reference to Exhibit 2.6(c) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

2.2(d)	Asset Exchange Agreement, dated April 20, 1999, among InterMedia Partners Southeast, Charter Communications, LLC, Charter Communications Properties, LLC, and Marcus Cable Associates, L.L.C. (Incorporated by reference to Exhibit 2.6(d) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

2.2(e)	Amendment to Asset Exchange Agreement, made as of October 1, 1999, by and among InterMedia Partners Southeast and Charter Communications, LLC, Charter Communications Properties, LLC and Marcus Cable Associates, L.L.C. (Incorporated by reference to Exhibit 2.6(f) to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

2.2(f)	Asset Exchange Agreement, dated April 20, 1999, among InterMedia Partners, a California Limited Partnership, Brenmor Cable Partners, L.P. and Robin Media Group, Inc. (Incorporated by reference to Exhibit 2.6(e) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

2.2(g)	Common Agreement, dated April 20, 1999, between InterMedia Partners, InterMedia Partners Southeast, InterMedia Partners of West Tennessee, L.P., InterMedia Capital Partners IV, L.P., InterMedia Partners IV, L.P., Brenmor Cable Partners, L.P., TCID IP-V, Inc., Charter Communications, LLC, Charter Communications Properties, LLC, Marcus Cable Associates, L.L.C. and Charter RMG, LLC (Incorporated by reference to Exhibit 2.6(f) to Amendment No. 3 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 2, 1999 (File No. 333-77499)). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

2.3(a)	Purchase and Sale Agreement, dated as of April 26, 1999, by and among InterLink Communications Partners, LLLP, the sellers listed therein and Charter Communications, Inc. (now called Charter Investment, Inc.) (Incorporated by reference to Exhibit 2.7(a) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

Exhibit	Description

2.3(b)	Purchase and Sale Agreement, dated as of April 26, 1999, by and among Rifkin Acquisition Partners, L.L.L.P., the sellers listed therein and Charter Communications, Inc. (now called Charter Investment, Inc.) (Incorporated by reference to Exhibit 2.7(b) to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

2.3(c)	RAP Indemnity Agreement, dated April 26, 1999, by and among the sellers listed therein and Charter Communications, Inc. (now called Charter Investment, Inc.) (Incorporated by reference to Exhibit 2.7(c) to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

2.3(d)	Assignment of Purchase Agreement with InterLink Communications Partners, LLLP, dated as of June 30, 1999, by and between Charter Communications, Inc. (now called Charter Investment, Inc.) and Charter Communications Operating, LLC (Incorporated by reference to Exhibit 2.7(d) to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

2.3(e)	Assignment of Purchase Agreement with Rifkin Acquisition Partners L.L.L.P., dated as of June 30, 1999, by and between Charter Communications, Inc. (now called Charter Investment, Inc.) and Charter Communications Operating, LLC (Incorporated by reference to Exhibit 2.7(e) to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

2.3(f)	Assignment of RAP Indemnity Agreement, dated as of June 30, 1999, by and between Charter Communications, Inc. (now called Charter Investment, Inc.) and Charter Communications Operating, LLC (Incorporated by reference to Exhibit 2.7(f) to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

2.3(g)	Amendment to the Purchase Agreement with InterLink Communications Partners, LLLP, dated June 29, 1999 (Incorporated by reference to Exhibit 2.7(g) to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).

2.3(h)	Contribution Agreement, dated as of September 14, 1999, by and among Charter Communications Operating, LLC, Charter Communications Holding Company, LLC, Charter Communications, Inc., Paul G. Allen and the certain other individuals and entities listed on the signature pages thereto (Incorporated by reference to Exhibit 2.7(h) to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

2.3(i)	Form of First Amendment to the Contribution Agreement dated as of September 14, 1999, by and among Charter Communications Operating, LLC, Charter Communications Holding Company, LLC, Charter Communications, Inc. and Paul G. Allen (Incorporated by reference to Exhibit 2.7(i) to Amendment No. 5 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 4, 1999 (File No. 333-83887)).

2.4	Contribution and Sale Agreement dated as of December 30, 1999, by and among Charter Communications Holding Company, LLC, CC VII Holdings, LLC and Charter Communications VII, LLC (Incorporated by reference to Exhibit 2.8 to the report on Form 8-K of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 18, 2000 (File No. 333-77499)).

2.5	Contribution and Sale Agreement dated as of December 30, 1999, by and among Charter Communications Holding Company, LLC and Charter Communications Holdings, LLC (Incorporated by reference to Exhibit 2.9 to the report on Form 8-K of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 18, 2000 (File No. 333-77499)).

Exhibit	Description

2.6(a)	Securities Purchase Agreement, dated May 13, 1999, by and between Avalon Cable Holdings LLC, Avalon Investors, L.L.C., Avalon Cable of Michigan Holdings, Inc. and Avalon Cable LLC and Charter Communications Holdings LLC and Charter Communications, Inc. (now called Charter Investment, Inc.) (Incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the registration statement on Form S-4 of Avalon Cable of Michigan LLC, Avalon Cable of Michigan Inc., Avalon Cable of New England LLC and Avalon Cable Finance Inc. filed on May 28, 1999 (File No. 333-75453)).

2.6(b) 2.6(c)	Assignment and Contribution Agreement, entered into as of October 11, 1999 by and between Charter Communications Holding Company, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 2.8(b) to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)). Assignment Agreement effective as of June 16, 1999, by and among Charter Communications, Inc., Charter Communications Holdings LLC, Charter Communications Holding Company, LLC, Avalon Cable Holdings LLC, Avalon Investors, L.L.C., Avalon Cable of Michigan Holdings, Inc. and Avalon Cable LLC (Incorporated by reference to Exhibit 2.8(c) to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

2.7(a)	Purchase and Contribution Agreement, dated as of May 26, 1999, by and among Falcon Communications, L.P., Falcon Holding Group, L.P., TCI Falcon Holdings, LLC, Falcon Cable Trust, Falcon Holding Group, Inc. and DHN Inc. and Charter Communications, Inc. (now called Charter Investment, Inc.) (Incorporated by reference to Exhibit 2.9 to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc. filed on September 28, 1999 (File No. 333-83887)).

2.7(b)	First Amendment to Purchase and Contribution Agreement, dated as of June 22, 1999, by and among Charter Communications, Inc., Charter Communications Holding Company, LLC, Falcon Communications, L.P., Falcon Holding Group, L.P., TCI Falcon Holdings, LLC, Falcon Cable Trust, Falcon Holding Group, Inc. and DHN Inc. (Incorporated by reference to Exhibit 10.37 to the quarterly report on Form 10-Q filed by Falcon Communications, L.P. and Falcon Funding Corporation on August 13, 1999 (File Nos. 033-60776 and 333-55755)).

2.7(c)	Form of Second Amendment to Purchase And Contribution Agreement, dated as of October 27, 1999, by and among Charter Investment, Inc., Charter Communications Holding Company, LLC, Falcon Communications, L.P., Falcon Holding Group, L.P., TCI Falcon Holdings, LLC, Falcon Holding Group, Inc. and DHN Inc. (Incorporated by reference to Exhibit 2.9(b) to Amendment No. 5 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 4, 1999 (File No. 333-83887)).

2.7(d)	Third Amendment to Purchase and Contribution Agreement dated as of November 12, 1999, by and among Charter Communications, Inc., Falcon Communications L.P., Falcon Holdings Group, L.P., TCI Falcon Holdings, LLC, Falcon Cable Trust, Falcon Holding Group, Inc. and DHN Inc. (Incorporated by reference to Exhibit 2.4 to the report on Form 8-K of CC VII Holdings, LLC and Falcon Funding Corporation filed on November 26, 1999 (File Nos. 033-60776 and 333-55755)).

2.8(a)	Purchase Agreement, dated as of May 21, 1999, among Blackstone TWF Capital Partners, L.P., Blackstone TWF Capital Partners A L.P., Blackstone TWF Capital Partners B L.P., Blackstone TWF Family Investment Partnership, L.P., RCF Carry, LLC, Fanch Management Partners, Inc., PBW Carried Interest, Inc., RCF Indiana Management Corp, The Robert C. Fanch Revocable Trust, A. Dean Windry, Thomas Binning, Jack Pottle, SDG/Michigan Communications Joint Venture, Fanch-JV2 Master Limited Partnership, Cooney Cable Associates of Ohio, Limited Partnership, North Texas Cablevision, LTD., Post Cablevision of Texas, Limited Partnership, Spring Green Communications, L.P., Fanch-Narragansett CSI Limited Partnership, and Fanch Cablevision of Kansas General Partnership and Charter Communications, Inc. (now called Charter Investment, Inc.) (Incorporated by reference to Exhibit 2.10 to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc. filed on September 28, 1999 (File No. 333-83887)).

Exhibit	Description

2.8(b)	Assignment of Purchase Agreement by and between Charter Investment, Inc. and Charter Communications Holding Company, LLC, effective as of September 21, 1999 (Incorporated by reference to Exhibit 2.10(b) Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

2.9(a)	Purchase and Contribution Agreement, entered into as of June 1999, by and among BCI (USA), LLC, William Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners L.P., Blackstone Family Investment Partnership III L.P., TCID of Michigan, Inc. and TCI Bresnan LLC and Charter Communications Holding Company, LLC (now called Charter Investment, Inc.) (Incorporated by reference to Exhibit 2.11 to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc. filed on September 28, 1999 (File No. 333-83887)).

2.9(b)	First Amendment to Purchase and Contribution Agreement dated as of February 14, 2000, by and among BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners, L.P., Blackstone Family Media III L.P. (as assignee of Blackstone Family Investment III, L.P.), TCID of Michigan, Inc., TCI Bresnan, LLC and Charter Communications Holding Company, LLC. (Incorporated by reference to Exhibit 2.11(a) to the current report on Form 8-K filed by Charter Communications, Inc. on February 29, 2000 (File No. 000-27927)).

2.10(a)	Asset Purchase Agreement, dated as of February 26, 2001, among Marcus Cable of Alabama, L.L.C., on the one hand, and TCI of Selma, Inc., TCI of Lee County, Inc., TCI Cablevision of Alabama, Inc., Alabama T.V. Cable, Inc. and TCI Southeast, Inc., on the other hand (Incorporated by reference to Exhibit 2.14(a) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 6, 2001 (File No. 000-27927)).

2.10(b)	Reorganization Agreement, dated as of February 26, 2001, among Charter Communications, Inc., on the one hand, and TCI TKR of Alabama, Inc. and TCI Southeast, Inc., on the other hand (Incorporated by reference to Exhibit 2.14(b) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 6, 2001 (File No. 000-27927)).

2.10(c)	Asset Purchase Agreement, dated as of February 26, 2001, among Falcon Cable Systems Company II, L.P., on the one hand, and AT&T Broadband, LLC, Communication Services, Inc., Ohio Cablevision Network, Inc., TCI Cablevision of California, Inc. and TCI Washington Associates, L.P., on the other hand (Incorporated by reference to Exhibit 2.14(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 6, 2001 (File No. 000-27927)).

2.10(d)	Reorganization Agreement, dated as of February 26, 2001, among Charter Communications, Inc., on the one hand, and TCI Cablevision of Nevada, Inc. and TCI West, Inc., on the other hand (Incorporated by reference to Exhibit 2.14(d) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 6, 2001 (File No. 000-27927)).

2.10(e)	Asset Purchase Agreement, dated as of February 26, 2001, among Charter Communications, Inc., Interlink Communications Partners, LLC, Charter Communications, LLC and Falcon Cable Media, on the one hand, and TCI Cable Partners of St. Louis, L.P. and TCI Cablevision of Missouri, Inc., on the other hand (Incorporated by reference to Exhibit 2.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 6, 2001 (File No. 000-27927)).

2.10(f)	Asset Purchase Agreement, dated as of February 26, 2001, among Charter Communications Entertainment I, LLC, on the one hand, and St. Louis Tele-Communications, Inc., TCI Cable Partners of St. Louis, L.P., TCI Cablevision of Missouri, Inc., TCI of Illinois, Inc., TCI TKR of Central Florida, Inc. and TCI Holdings, Inc., on the other hand (Incorporated by reference to Exhibit 2.14(f) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 6, 2001 (File No. 000-27927)).

Exhibit	Description

2.10(g)	Agreement Regarding Closing Matters, dated as of February 26, 2001, among Charter Communications, Inc., on behalf of itself, Marcus Cable of Alabama, L.L.C., Falcon Cable Systems Company II, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Falcon Cable Media, and Charter Communications Entertainment I, LLC, on the one hand, and AT&T Broadband, LLC, on behalf of itself, TCI TKR of Alabama, Inc., TCI of Selma, Inc., TCI of Lee County, TCI Cablevision of Alabama, Inc. and Alabama T.V. Cable, Inc., TCI Southeast, Inc., TCI Cablevision of Nevada, Inc., TCI West, Inc., Communications Services, Inc., Ohio Cablevision Network, Inc., TCI Cablevision of California, Inc., TCI Washington Associates, LP., TCI of Illinois, Inc., TCI Cablevision of Missouri, Inc., St. Louis Tele-Communications, Inc., TCI Cable Partners of St. Louis, L.P., TCI TKR of Central Florida, Inc. and TCI Holdings, Inc., on the other hand (Incorporated by reference to Exhibit 2.14(g) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 6, 2001 (File No. 000-27927)).

2.10(h)	First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Marcus Cable of Alabama, L.L.C., on the one hand, and TCI of Selma, Inc., TCI of Lee County, Inc., TCI Cablevision of Alabama, Inc., Alabama T.V. Cable, Inc. and TCI Southeast, Inc., on the other hand (Incorporated by reference to Exhibit 2.1(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

2.10(i)	First Amendment to Reorganization Agreement, dated as of June 30, 2001, among Marcus Cable of Alabama, L.L.C., as assignee of Charter Communications, Inc., on the one hand, and TCI TKR of Alabama, Inc. and TCI Southeast, Inc., on the other hand (Incorporated by reference to Exhibit 2.1(b) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

2.10(j)	Assignment Letter Agreement, dated as of June 30, 2001, between Charter Communications, Inc. and Marcus Cable of Alabama, L.L.C. (Incorporated by reference to Exhibit 2.14(h) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 13, 2001 (File No. 333-65094)).

2.10(k)	First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Falcon Cable Systems Company II, L.P., on the one hand, and AT&T Broadband, LLC, Communication Services, Inc., Ohio Cablevision Network, Inc., TCI Cablevision of California, Inc. and TCI Washington Associates, L.P., on the other hand (Incorporated by reference to Exhibit 2.1(c) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

2.10(l)	First Amendment to Reorganization Agreement, dated as of June 30, 2001, among Falcon Cable Systems Company II, L.P., as assignee of Charter Communications, Inc., on the one hand, and TCI Cablevision of Nevada, Inc. and TCI West, Inc., on the other hand (Incorporated by reference to Exhibit 2.1(d) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

2.10(m)	Assignment Letter Agreement, dated as of June 30, 2001, between Charter Communications, Inc. and Falcon Cable Systems Company II, L.P. (Incorporated by reference to Exhibit 2.14(i) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 13, 2001 (File No. 333-65094)).

2.10(n)	First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Charter Communications, Inc., Interlink Communications Partners, LLC, Charter Communications, LLC and Falcon Cable Media, on the one hand, and TCI Cable Partners of St. Louis, L.P. and TCI Cablevision of Missouri, Inc., on the other hand (Incorporated by reference to Exhibit 2.1(e) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

2.10(o)	First Amendment to Asset Purchase Agreement, dated as of June 30, 2001, among Charter Communications Entertainment I, LLC, on the one hand, and St. Louis Tele-Communications, Inc., TCI Cable Partners of St. Louis, L.P., TCI Cablevision of Missouri, Inc., TCI of Illinois, Inc., TCI TKR of Central Florida, Inc. and TCI Holdings, Inc., on the other hand (Incorporated by reference to Exhibit 2.1(f) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

Exhibit	Description

2.10(p)	First Amendment to Agreement Regarding Closing Matters, dated as of June 30, 2001, among Charter Communications, Inc., on behalf of itself, Marcus Cable of Alabama, L.L.C., Falcon Cable Systems Company II, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Falcon Cable Media, and Charter Communications Entertainment I, LLC, on the one hand, and AT&T Broadband, LLC, on behalf of itself, TCI TKR of Alabama, Inc., TCI of Selma, Inc., TCI of Lee County, TCI Cablevision of Alabama, Inc. and Alabama T.V. Cable, Inc., TCI Southeast, Inc., TCI Cablevision of Nevada, Inc., TCI West, Inc., Communications Services, Inc., Ohio Cablevision Network, Inc., TCI Cablevision of California, Inc., TCI Washington Associates, LP., TCI of Illinois, Inc., TCI Cablevision of Missouri, Inc., St. Louis Tele-Communications, Inc., TCI Cable Partners of St. Louis, L.P., TCI TKR of Central Florida, Inc. and TCI Holdings, Inc., on the other hand (Incorporated by reference to Exhibit 2.1(g) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

2.11(a)	Asset Purchase Agreement, dated as of September 28, 2001, between High Speed Access Corp. and Charter Communications Holding Company, LLC (including as Exhibit A, the Form of Voting Agreement, as Exhibit B, the form of Management Agreement, as Exhibit C, the form of License Agreement, and as Exhibit D, the Form of Billing Letter Agreement) (Incorporated by reference to Exhibit 10.1 to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

2.11(b)	Services and Management Agreement, dated as of September 28, 2001, between High Speed Access Corp. and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.2 to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

2.11(c)	License Agreement, dated as of September 28, 2001, between High Speed Access Corp., HSA International, Inc. and Charter Communications Holding Company, LLC. (Incorporated by reference to Exhibit 10.3 to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

2.11(d)	Stock Purchase Agreement, dated as of September 28, 2001, by and among Vulcan Ventures Incorporated and Charter Communications Holding Company, LLC. (Incorporated by reference to Exhibit 10.4 to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

2.11(e)	Voting Agreement, dated as of September 28, 2001, between High Speed Access Corp, Charter Communications Ventures, LLC, Vulcan Ventures Incorporated and certain directors party thereto (Incorporated by reference to Exhibit 10.5 to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

2.11(f)	Assignment and Consent, dated as of December 20, 2001, by and among Vulcan Ventures Incorporated, CC Systems, LLC and Charter Communications Holding Company, LLC. (Incorporated by reference to Exhibit 10.6 to Amendment No. 8 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on December 21, 2001 (File No. 005-56431)).

3.1(a)	Restated Certificate of Incorporation of Charter Communications, Inc. (Originally incorporated July 22, 1999) (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

3.1(b)**	Certificate of Amendment of Restated Certificate of Incorporation of Charter Communications, Inc. filed May 10, 2001.

3.2	Amended and Restated By-laws of Charter Communications, Inc. as of June 6, 2001 (Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

Exhibit	Description

4.1	Certificate of Designation of Series A Convertible Redeemable Preferred Stock of Charter Communications, Inc. and related Certificate of Correction of Certificate of Designation (Incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

4.2	Indenture, dated as of April 9, 1998, by and among Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media Capital Corporation, Renaissance Media Group LLC and United States Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the registration statement on Forms S-4 of Renaissance Media Group LLC, Renaissance Media (Tennessee) LLC, Renaissance Media (Louisiana) LLC and Renaissance Media Capital Corporation filed on June 12, 1998 (File No. 333-56679)).

4.3(a)	Indenture, dated as of December 10, 1998, by and among Avalon Cable of Michigan Holdings, Inc., Avalon Cable LLC and Avalon Cable Holdings Finance, Inc., as issuers and The Bank of New York, as trustee for the Notes (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registration statement on Form S-4 of Avalon Cable LLC, Avalon Cable Holdings Finance, Inc., Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. filed on May 28, 1999 (File Nos. 333-75415 and 333-75453)).

4.3(b)	Supplemental Indenture, dated as of March 26, 1999, by and among Avalon Cable of Michigan Holdings, Inc., Avalon Cable LLC and Avalon Cable Holdings Finance, Inc., as issuers, Avalon Cable of Michigan, Inc., as guarantor, and The Bank of New York, as trustee for the Notes (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the registration statement on Form S-4 of Avalon Cable LLC, Avalon Cable Holdings Finance, Inc., Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. filed on May 28, 1999 (File No. 333-75415 and 333-75453)).

4.4	Indenture relating to the 8.250% Senior Notes due 2007, dated as of March 17, 1999, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.1(a) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

4.5	Indenture relating to the 8.625% Senior Notes due 2009, dated as of March 17, 1999, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.2(a) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

4.6	Indenture relating to the 9.920% Senior Discount Notes due 2011, dated as of March 17, 1999, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.3(a) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

4.7	Indenture relating to the 10.00% Senior Notes due 2009, dated as of January 12, 2000, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.1(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

4.8	Indenture relating to the 10.25% Senior Notes due 2010, dated as of January 12, 2000, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.2(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

Exhibit	Description

4.9	Indenture relating to the 11.75% Senior Discount Notes due 2010, dated as of January 12, 2000, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.3(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

4.10	Indenture relating to 5.75% Convertible Senior Notes due 2005, dated as of October 25, 2000, among Charter Communications, Inc. and BNY Midwest Trust Company as trustee (Incorporated by reference to Exhibit 10.35 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2000 (File No. 000-27927)).

4.11	Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10 3/4% senior notes due 2009 (Incorporated by reference to Exhibit 4.2(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

4.12	Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11 1/8% senior notes due 2011 (Incorporated by reference to Exhibit 4.2(b) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

4.13	Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 13 1/2% senior discount notes due 2011 (Incorporated by reference to Exhibit 4.2(c) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

4.14(a)	Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009. (Incorporated by reference to Exhibit 10.2(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

4.14(b)	First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (Incorporated by reference to Exhibit 10.2(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

4.14(c)	Exchange and Registration Rights Agreement relating to 9.625% Senior Notes due 2009, dated as of January 14, 2002, among Charter Communications Holding Company, LLC, Charter Communications Capital Corporation, Salomon Smith Barney Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Fleet Securities, Inc., TD Securities (USA) Inc., BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., RBC Dominion Securities Corporation, Scotia Capital (USA) Inc., SunTrust Capital Markets, Inc., U.S. Bancorp Piper Jaffray Inc., ABN AMRO Incorporated, First Union Securities, Inc., CIBC World Markets Corp. and Dresdner Kleinwort Wasserstein – Grantchester, Inc. (Incorporated by reference to Exhibit 10.2(b) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

4.15(a)	Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011. (Incorporated by reference to Exhibit 10.3(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

Exhibit	Description

4.15(b)	First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (Incorporated by reference to Exhibit 10.3(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

4.15(c)	Exchange and Registration Rights Agreement relating to 10.000% Senior Notes due 2011, dated as of January 14, 2002, among Charter Communications Holding Company, LLC, Charter Communications Capital Corporation, Salomon Smith Barney Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Fleet Securities, Inc., TD Securities (USA) Inc., BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., RBC Dominion Securities Corporation, Scotia Capital (USA) Inc., SunTrust Capital Markets, Inc., U.S. Bancorp Piper Jaffray Inc., ABN AMRO Incorporated, First Union Securities, Inc., CIBC World Markets Corp. and Dresdner Kleinwort Wasserstein – Grantchester, Inc. (Incorporated by reference to Exhibit 10.3(b) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

4.16	Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.750% Senior Discount Notes due 2011. (Incorporated by reference to Exhibit 10.4(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

4.17	Indenture dated May 30, 2001 between Charter Communications, Inc. and BNY Midwest Trust Company as Trustee governing 4.75% Convertible Senior Notes due 2006. (Incorporated by reference to Exhibit 4.1(b) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

4.18(a)	Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012 (Incorporated by reference to Exhibit 10.4(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

4.18(b)	Exchange and Registration Rights Agreement relating to 12.125% Senior Discount Notes due 2012, dated as of January 14, 2002, among Charter Communications Holding Company, LLC, Charter Communications Capital Corporation, Salomon Smith Barney Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Fleet Securities, Inc., TD Securities (USA) Inc., BMO Nesbitt Burns Corp., Credit Lyonnais Securities (USA) Inc., RBC Dominion Securities Corporation, Scotia Capital (USA) Inc., SunTrust Capital Markets, Inc., U.S. Bancorp Piper Jaffray Inc., ABN AMRO Incorporated, First Union Securities, Inc., CIBC World Markets Corp. and Dresdner Kleinwort Wasserstein – Grantchester, Inc. (Incorporated by reference to Exhibit 10.4(b) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

10.1(a)	Membership Interests Purchase Agreement, dated July 22, 1999, by and between Charter Communications Holding Company, LLC and Paul G. Allen (Incorporated by reference to Exhibit 10.5 to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).

10.1(b)	Amendment to Membership Interests Purchase Agreement, dated as of August 10, 1999, by and among Charter Communications Holding Company, LLC, Vulcan Cable III Inc. and Paul G. Allen (Incorporated by reference to Exhibit 10.12 to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).

Exhibit	Description

10.2	Consulting Agreement, dated as of March 10, 1999, by and between Vulcan Northwest Inc., Charter Communications, Inc. (now called Charter Investment Inc.) and Charter Communications Holdings, LLC (Incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.3	Letter Agreement, dated as of July 22, 1999 between Charter Communications Holding Company, LLC and Charter Communications Holdings, LLC (Incorporated by reference to Exhibit 10.10 to Amendment No. 5 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 10, 1999 (File No. 333-77499)).

10.4	Letter Agreement, dated September 21, 1999, by and among Charter Communications, Inc., Charter Investment, Inc., Charter Communications Holding Company, Inc. and Vulcan Ventures Inc. (Incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

10.5	First Amended and Restated Mutual Services Agreement, dated as of December 21, 2000, by and between Charter Communications, Inc., Charter Investment, Inc. and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 10.2(b) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

10.6	Form of Consulting Agreement, dated as of December 31, 2000, by and between Vulcan Ventures Incorporated, Charter Communications, Inc. and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

10.7	Form of Management Agreement, dated as of November 9, 1999, by and between Charter Communications Holding Company, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.2(d) to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

10.8(a)	Amended and Restated Management Agreement, dated March 17, 1999, between Charter Communications Operating, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.8(b)	Form of Amended and Restated Management Agreement, dated as of March 17, 1999, as amended as of November 9, 1999, by and among Charter Investment, Inc., Charter Communications, Inc. and Charter Communications Operating, LLC (Incorporated by reference to Exhibit 10.2(b) to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

10.8(c)**	Second Amendment to Amended and Restated Management Agreement, dated as of March 17, 1999, as amended as of January 1, 2002, by and between Charter Communications Operating, LLC and Charter Communications, Inc.

10.9	Management Agreement, dated as of November 12, 1999, by and between CC VI Operating Company, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.2(d) to Amendment No. 1 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on April 18, 2000 (File No. 333-77499)).

10.10	Management Agreement, dated as of November 12, 1999 by and between Falcon Cable Communications, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.2(e) to Amendment No. 1 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on April 18, 2000 (File No. 333-77499)).

Exhibit	Description

10.11	Form of Exchange Agreement, dated as of November 12, 1999 by and among Charter Investment, Inc., Charter Communications, Inc., Vulcan Cable III Inc. and Paul G. Allen (Incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

10.12	Form of Registration Rights Agreement, dated as of November 12, 1999, by and among Charter Communications, Inc., Charter Investment, Inc., Vulcan Cable III Inc., Mr. Paul G. Allen, Mr. Jerald L. Kent, Mr. Howard L. Wood and Mr. Barry L. Babcock (Incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

10.13	Exchange Agreement, dated as of February 14, 2000, by and among Charter Communications, Inc., BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners L.P., Blackstone Family Media, III L.P. (as assignee of Blackstone Family Investment III L.P.), TCID of Michigan, Inc., and TCI Bresnan LLC (Incorporated by reference to Exhibit 10.40 to the current report on Form 8-K of Charter Communications, Inc. filed on February 29, 2000 (File No. 000-27927)).

10.14(a)	Charter Communications Holdings, LLC 1999 Option Plan (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.14(b)	Assumption Agreement regarding Option Plan, dated as of May 25, 1999, by and between Charter Communications Holdings, LLC and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).

10.14(c)	Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (Incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.14(d)	Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (Incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.14(e)**	Amendment No. 3 to the Charter Communications 1999 Option Plan.

10.15(a)	Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).

10.15(b)	Amendment to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927).

10.15(c)**	Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002.

10.16(a)	Employment Agreement, dated as of August 28, 1998, between Jerald L. Kent and Paul G. Allen (Incorporated by reference to Exhibit 10.6 to Amendment No. 5 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 10, 1999 (File No. 333-77499)).

10.16(b)	Assignment of Employment Agreements, dated as of December 23, 1998, between Paul G. Allen and Charter Communications, Inc. (now called Charter Investment, Inc.) (Incorporated by reference to Exhibit 10.11 to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).

Exhibit	Description

10.16(c)	Form of Assignment and Assumption Agreement, dated as of November 4, 1999, by and between Charter Investment, Inc. and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.15(c) to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc. filed on September 28, 1999 (File No. 333-83887)).

10.16(d)	Agreement, dated as of September 24, 2001, by and between Jerald Kent and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.16(e)	Option Agreement, dated as of February 9, 1999, between Jerald L. Kent and Charter Communications Holdings, LLC (Incorporated by reference to Exhibit 10.9(a) to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).

10.16(f)	Amendment to the Option Agreement, dated as of May 25, 1999, between Jerald L. Kent and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 10.9(b) to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).

10.16(g)	Form of Amendment to the Option Agreement, dated as of November 8, 1999, by and among Jerald L. Kent, Charter Communications Holding Company, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.20(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.17	Letter Agreement, dated May 25, 1999, between Charter Communications, Inc. and Marc Nathanson (Incorporated by reference to Exhibit 10.36 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

10.18	Form of Consulting Agreement, dated as of November 1, 1999, by and between Howard L. Wood and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.17(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.19	Employment Agreement, dated as of September 28, 2001, by and between Kent D. Kalkwarf and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.20	Employment Agreement, dated as of September 28, 2001, by and between David G. Barford and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.21	Employment Agreement, dated as of October 8, 2001, by and between Carl E. Vogel and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.22	Employment Agreement, dated as of October 18 2001, by and between Stephen E. Silva and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.23	Employment Agreement, dated as of October 30, 2001, by and between David L. McCall and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.24	Employment Agreement, dated as of October 30, 2001, by and between James H. Smith, III and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

Exhibit	Description

10.25(a)	Credit Agreement, among Charter Communications Operating, LLC and certain lenders and agents named therein, dated as of March 18, 1999, (Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

10.25(b)	First Amendment to Credit Agreement, among Charter Communications Operating, LLC, Charter Communications Holdings LLC and certain lenders and agents named therein, dated as of June 28, 1999 (Incorporated by reference to Exhibit 10.1(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

10.25(c)	Second Amendment to Credit Agreement, among Charter Communications Operating, LLC, Charter Communications Holdings LLC and certain lenders and agents named therein dated as of December 14, 1999 (Incorporated by reference to Exhibit 10.1(b) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

10.25(d)	Third Amendment to Credit Agreement, among Charter Communications Operating, LLC, Charter Communications, LLC and certain lenders and agents named therein, dated as of March 18, 2000 (Incorporated by reference to Exhibit 10.1(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.25(e)	Credit Agreement, among Charter Communications Operating, LLC, Charter Communications Holdings, LLC and certain lenders and agents named therein, dated as of March 18, 1999, as amended and restated as of January 3, 2002 (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on January 24, 2002 (File No. 000-27927)).

10.26(a)	Form of Credit Agreement, among Falcon Cable Communications, LLC, certain guarantors and several financial institutions or entities named therein, dated as of June 30, 1998, as amended and restated as of November 12, 1999, (Incorporated by reference to Exhibit 10.36 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

10.26(b)	Credit Agreement, dated as of June 30, 1998, as amended and restated as of November 12, 1999, as further amended and restated as of September 26, 2001, among Falcon Cable Communications, LLC, certain guarantors, and several financial institutions or entities named therein. (Incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.27(a)	Amended and Restated Credit Agreement dated as of February 2, 1999, as amended and restated as of February 14, 2000 by and among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and several financial institutions or entities named therein (Incorporated by reference to Exhibit 10.18(a) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.27(b)	Second Amended and Restated Credit Agreement, among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and several financial institutions or entities named therein, dated as of February 2, 1999, as amended and restated as of January 2, 2001 (Incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K filed by Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation on April 2, 2001 (File No. 333-77499)).

10.27(c)	Third Amended and Restated Credit Agreement, among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and certain lenders and agents named therein, dated as of February 2, 1999, as amended and restated as of January 3, 2002 (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by Charter Communications, Inc. on January 24, 2002 (File No. 000-27927)).

10.28	Credit Agreement, among CC VI Holdings, LLC, CC VI Operating Company, LLC and several financial institutions or entities named therein, dated as of November 12, 1999, (Incorporated by reference to Exhibit 10.41 to the report on Form 8-K of Charter Communications, Inc. filed on November 29, 1999 (File No. 000-27927)).

Exhibit	Description

10.29	Commitment Letter, dated February 26, 2001, by and among Goldman Sachs Credit Partners, L.P. and Morgan Stanley Senior Funding, Inc., on the one hand, and Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation, on the other hand (Incorporated by reference to Exhibit 10.24 to the annual report of Form 10-K of Charter Communications, Inc. filed on March 6, 2001 (File No. 000-27927)).

10.30	Amended and Restated Limited Liability Company Agreement for Charter Communications Holding Company, LLC made as of August 31, 2001 (Incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

12.1**	Computation of Ratio of Earnings to Fixed Charges

21.1**	Subsidiaries of Charter Communications, Inc.

23.1**	Consent of Arthur Andersen LLP

23.2**	Consent of Ernst & Young LLP

23.3**	Consent of Ernst & Young LLP

99.1**	Risk Factors

99.2**	Letter responsive to Temporary Note 3T to Article 3 of Regulation S-X.

**	Document Attached

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Charter Communications, Inc.:

         We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Charter Communications VI Operating Company, LLC and subsidiaries, and CC VII Holdings, LLC—Falcon Systems, for the periods from the dates of acquisition through December 31, 1999, which statements on a combined basis reflect total revenues of 6 percent, of the related consolidated totals of the Company. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

         In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
January 29, 2002

REPORT OF INDEPENDENT AUDITORS

Charter Communications VI
  Operating Company, LLC

         We have audited the consolidated statements of operations, member’s equity and cash flows of Charter Communications VI Operating Company, LLC and subsidiaries for the period from inception (November 9, 1999) to December 31, 1999 (not presented separately herein). These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Charter Communications VI Operating Company, LLC and subsidiaries for the period from November 9, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 11, 2000

REPORT OF INDEPENDENT AUDITORS

Sole Member
  CC VII Holdings, LLC

         We have audited the combined statements of operations and parent’s investment and cash flows of the CC VII Holdings, LLC—Falcon Systems for the period from November 13, 1999 (commencement date) to December 31, 1999 (not presented separately herein). These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of the CC VII Holdings, LLC—Falcon Systems for the period from November 13, 1999 (commencement date) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 2, 2000

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(dollars in thousands)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,679	$130,702

Accounts receivable, net of allowance for doubtful accounts of $32,866 and $12,421, respectively	290,504	217,667

Receivables from related party	4,634	6,480

Prepaid expenses and other current assets	70,362	77,719

Total current assets	367,179	432,568

INVESTMENT IN CABLE PROPERTIES:

Property, plant and equipment, net	7,149,483	5,267,519

Franchises, net	17,138,774	17,068,702

Total investment in cable properties, net	24,288,257	22,336,221

OTHER ASSETS	306,388	274,777

Total assets	$24,961,824	$23,043,566

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$1,374,994	$1,367,234

Total current liabilities	1,374,994	1,367,234

LONG-TERM DEBT	16,342,873	13,060,455

DEFERRED MANAGEMENT FEES — RELATED PARTY	13,751	13,751

OTHER LONG-TERM LIABILITIES	341,057	285,266

MINORITY INTEREST	3,976,791	4,089,329

REDEEMABLE SECURITIES	—	1,104,327

PREFERRED STOCK — REDEEMABLE	50,566	—

SHAREHOLDERS’ EQUITY:

Class A common stock	294	234

Class B common stock	—	—

Preferred stock	—	—

Additional paid-in capital	4,952,633	4,018,444

Accumulated deficit	(2,073,527)	(894,881)

Accumulated other comprehensive loss	(17,608)	(593)

Total shareholders’ equity	2,861,792	3,123,204

Total liabilities and shareholders’ equity	$24,961,824	$23,043,566

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(dollars in thousands, except share data)
REVENUES	$3,953,132	$3,249,222	$1,428,244

OPERATING EXPENSES:

Operating, general and administrative	2,110,043	1,651,353	737,957

Depreciation and amortization	3,010,068	2,473,082	745,315

Option compensation expense	(45,683)	40,978	79,979

Corporate expenses	56,930	55,243	51,428

Special charges	17,629	—	—

	5,148,987	4,220,656	1,614,679

Loss from operations	(1,195,855)	(971,434)	(186,435)

OTHER INCOME (EXPENSE):

Interest expense	(1,324,463)	(1,059,130)	(477,799)

Interest income	12,675	7,348	34,467

Loss on equity investments	(54,103)	(19,262)	—

Other, net	(94,170)	(12,467)	(8,039)

	(1,460,061)	(1,083,511)	(451,371)

Loss before income tax expense and minority interest in loss of subsidiary	(2,655,916)	(2,054,945)	(637,806)

INCOME TAX EXPENSE	—	—	(1,030)

Loss before minority interest in loss of subsidiary	(2,655,916)	(2,054,945)	(638,836)

MINORITY INTEREST IN LOSS OF SUBSIDIARY	1,478,239	1,226,295	572,607

Net loss	(1,177,677)	(828,650)	(66,229)

Dividends on preferred stock — redeemable	(969)	—	—

Net loss applicable to common stock	$(1,178,646)	$(828,650)	$(66,229)

LOSS PER COMMON SHARE, basic and diluted	$(4.37)	$(3.67)	$(2.22)

Weighted-average common shares outstanding, basic and diluted	269,594,386	225,697,775	29,811,202

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Accumulated	Comprehensive	Shareholders'
	Stock	Stock	Capital	Deficit	Loss	Equity

	(dollars in thousands)
BALANCE, December 31, 1998	$—	$—	$832	$(2)	$—	$830

Issuance of Class B common stock to Mr. Allen	—	—	950	—	—	950

Net proceeds from initial public offering of Class A common stock	196	—	3,547,724	—	—	3,547,920

Issuance of common stock in exchange for additional equity of subsidiary	26	—	638,535	—	—	638,561

Distributions to Charter Investment	—	—	(2,233)	—	—	(2,233)

Equity classified as redeemable securities	(27)	—	(700,759)	—	—	(700,786)

Option compensation expense	—	—	4,493	—	—	4,493

Loss on issuance of equity by subsidiary	—	—	(413,848)	—	—	(413,848)

Net loss	—	—	—	(66,229)	—	(66,229)

Unrealized gain on marketable securities available for sale	—	—	—	—	1,421	1,421

BALANCE, December 31, 1999	195	—	3,075,694	(66,231)	1,421	3,011,079

Issuance of common stock related to acquisitions	11	—	177,976	—	—	177,987

Redeemable securities reclassified as equity	28	—	692,505	—	—	692,533

Option compensation expense	—	—	16,405	—	—	16,405

Gain on issuance of equity by subsidiary	—	—	55,534	—	—	55,534

Stock options exercised	—	—	330	—	—	330

Net loss	—	—	—	(828,650)	—	(828,650)

Unrealized loss on marketable securities available for sale	—	—	—	—	(2,014)	(2,014)

BALANCE, December 31, 2000	234	—	4,018,444	(894,881)	(593)	3,123,204

Issuance of common stock related to acquisitions	—	—	1,468	—	—	1,468

Net proceeds from issuance of common stock	60	—	1,218,253	—	—	1,218,313

Redeemable securities reclassified as equity	—	—	8,252	—	—	8,252

Contributions from Charter Investment	—	—	17,631	—	—	17,631

Changes in fair value of interest rate agreements	—	—	—	—	(16,752)	(16,752)

Option compensation expense	—	—	(22,931)	—	—	(22,931)

Loss on issuance of equity by subsidiary	—	—	(293,403)	—	—	(293,403)

Stock options exercised	—	—	4,919	—	—	4,919

Net loss	—	—	—	(1,177,677)	—	(1,177,677)

Dividends on preferred stock – redeemable	—	—	—	(969)	—	(969)

Unrealized loss on marketable securities available for sale	—	—	—	—	(263)	(263)

BALANCE, December 31, 2001	$294	$—	$4,952,633	$(2,073,527)	$(17,608)	$2,861,792

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,177,677)	$(828,650)	$(66,229)

Adjustments to reconcile net loss to net cash flows from operating activities:

Minority interest in loss of subsidiary	(1,478,239)	(1,226,295)	(572,607)

Depreciation and amortization	3,010,068	2,473,082	745,315

Option compensation expense	(45,683)	40,978	79,979

Noncash interest expense	295,984	181,436	100,674

Loss on equity investments	54,103	19,262	—

Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:

Accounts receivable	(70,261)	(138,453)	(32,366)

Prepaid expenses and other assets	(41,888)	(45,203)	13,627

Accounts payable and accrued expenses	(51,338)	699,602	177,321

Receivables from and payables to related party, including deferred management fees	14,115	(49,138)	27,653

Other operating activities	9,491	4,589	6,549

Net cash flows from operating activities	518,675	1,131,210	479,916

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(3,027,059)	(2,825,126)	(741,508)

Payments for acquisitions, net of cash acquired	(1,754,678)	(1,188,000)	(7,629,564)

Loan to Marcus Cable Holdings	—	—	(1,680,142)

Purchases of investments	(12,898)	(59,149)	—

Other investing activities	(14,671)	18,307	(26,755)

Net cash flows from investing activities	(4,809,306)	(4,053,968)	(10,077,969)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings of long-term debt	7,309,830	7,504,565	10,114,188

Repayments of long-term debt	(4,290,157)	(4,499,793)	(5,694,375)

Payments for debt issuance costs	(88,479)	(85,348)	(113,481)

Net proceeds from initial public offering of Class A common stock	—	—	3,547,920

Net proceeds from issuance of common stock	1,223,232	—	—

Proceeds from issuance of Class B common stock	—	—	950

Capital contributions to Charter Holdco by Vulcan Cable	—	—	1,894,290

Distributions to Charter Investment	—	—	(10,931)

Other financing activities	7,182	330	(16,375)

Net cash flows from financing activities	4,161,608	2,919,754	9,722,186

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(129,023)	(3,004)	124,133

CASH AND CASH EQUIVALENTS, beginning of year	130,702	133,706	9,573

CASH AND CASH EQUIVALENTS, end of year	$1,679	$130,702	$133,706

CASH PAID FOR INTEREST	$998,808	$750,606	$314,606

NONCASH TRANSACTIONS:

Reclassification of redeemable securities to equity and minority interest	$1,104,327	$—	$—

Issuance of preferred stock – redeemable, as partial payment for acquisition	50,566	—	—

Exchange of assets for acquisition	25,089	—	—

Issuance of equity as partial payments for acquisitions	—	1,192,097	683,312

Transfer of operating subsidiaries to the Company	—	—	1,252,370

Transfer of equity interests to the Company	—	—	180,710

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except where indicated)

1. Organization and Basis of Presentation

Charter Communications, Inc.

         On July 22, 1999, Charter Investment, Inc. (Charter Investment), a company controlled by Paul G. Allen, formed a wholly owned subsidiary, Charter Communications, Inc. (Charter), a Delaware corporation, with a nominal initial investment.

         On November 12, 1999, Charter sold 195.5 million shares of Class A common stock in an initial public offering and 50,000 shares of high vote Class B common stock to Mr. Allen. The net proceeds from the offerings of approximately $3.55 billion were used to purchase membership units of Charter Communications Holding Company, LLC (Charter Holdco), except for a portion of the proceeds that were retained by Charter to acquire a portion of the equity interests of Avalon Cable of Michigan Holdings, Inc. (Avalon). In exchange for the contribution of the net proceeds from the offerings and equity interests of Avalon, Charter received 195.5 million membership units of Charter Holdco representing a 100% voting interest and an approximate 40.6% economic interest. As of December 31, 2001, Charter owns a 46.5% economic interest in Charter Holdco.

         Prior to November 12, 1999, Charter Holdco was 100% owned by Charter Investment and Vulcan Cable III Inc. (Vulcan Cable), both entities controlled by Mr. Allen. Subsequent to November 12, 1999, Mr. Allen controls Charter through his ownership of all of the high vote Class B common stock and Charter controls Charter Holdco through its ownership of all the voting interests. Charter’s purchase of 50,000 membership units of Charter Holdco was accounted for as a reorganization of entities under common control similar to a pooling of interests. Accordingly, beginning December 23, 1998, the date Mr. Allen first controlled Charter Holdco, the assets and liabilities of Charter Holdco are reflected in the consolidated financial statements of Charter at Mr. Allen’s basis and minority interest is recorded representing that portion of the economic interests not owned by Charter. For financial reporting purposes, 50,000 of the membership units previously issued by Charter Holdco to companies controlled by Mr. Allen are considered held by Charter effective December 23, 1998, representing an economic interest of less than 1%.

         Charter is a holding company whose sole asset is a controlling equity interest in Charter Holdco, an indirect owner of cable systems. Charter and Charter Holdco and its subsidiaries are collectively referred to herein as the Company.

         The Company, operating through its subsidiaries, is the fourth largest operator of cable systems in the United States. Through the Company’s broadband network of coaxial and fiber optic cable, it provides video, data, interactive and private business network services to approximately seven million (unaudited) customers in 40 states. All of the Company’s systems offer traditional analog cable television. The Company is steadily increasing the availability of digital television, along with an array of advanced products and services such as high-speed Internet access (data services), interactive video programming and video-on-demand, in an increasing number of systems. In 2002, the Company expects to offer several new advanced products and services, including a set-top terminal companion that enables digital video recorder capability, home networking and internet-access over the television; wireless home networking; and an enhanced customized internet portal, with a customized browser and charter.com e-mail. In 2002, the Company began offering telephony on a limited basis through its broadband network using switch technology and will continue trials of voice-over Internet protocol telephony. The introduction and roll-out of new products and services represents an important step toward the realization of the Company’s Wired World™ vision, where cable’s ability to transmit interactive video, data and voice at high-speeds enables it to serve as the primary platform for the delivery of new services to the home and workplace.

Charter Communications Holding Company, LLC

         Charter Holdco, a Delaware limited liability company, was formed in February 1999 as a wholly owned subsidiary of Charter Investment. Charter Investment through its wholly owned subsidiary, Charter Communications Properties Holdings, LLC (CCPH), commenced operations with the acquisition of a cable system on September 30, 1995.

         Effective December 23, 1998, through a series of transactions, Mr. Allen acquired approximately 94% of Charter Investment for an aggregate purchase price of $2.2 billion, excluding $2.0 billion in debt assumed (the “Paul Allen Transaction”). In conjunction with the Paul Allen Transaction, Charter Investment acquired, for fair value from unrelated third parties, all of the interests it did not already own in CharterComm Holdings, LLC (CharterComm Holdings) and CCA Group (comprised of CCA Holdings Corp., CCT Holdings Corp. and Charter Communications Long Beach, Inc.), all cable television operating companies, for $2.0 billion, excluding $1.8 billion in debt assumed. Charter Investment previously managed and owned minority interests in these companies. These acquisitions were accounted for using the purchase method of accounting and accordingly, results of operations of CharterComm Holdings and CCA Group are included in the consolidated financial statements from the date of acquisition. In February 1999, Charter Investment transferred all of its cable television operating subsidiaries to a wholly owned subsidiary of Charter Communications Holdings, LLC (Charter Holdings). Charter Holdings is a wholly owned subsidiary of Charter Holdco. This transfer was accounted for as a reorganization of entities under common control similar to a pooling of interests.

         As a result of the change in ownership of CCPH, CharterComm Holdings and CCA Group, Charter Holdco applied push-down accounting in the preparation of its consolidated financial statements. Accordingly, on December 23, 1998, Charter Holdco increased its members’ equity by $2.2 billion to reflect the amounts paid by Mr. Allen and Charter Investment. The purchase price was allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $3.6 billion.

         On April 23, 1998, Mr. Allen and a company controlled by Mr. Allen, (collectively, the “Mr. Allen Companies”) purchased substantially all of the outstanding partnership interests in Marcus Cable Company, L.L.C. (Marcus Cable) for $1.4 billion, excluding $1.8 billion in assumed liabilities. The owner of the remaining partnership interest retained voting control of Marcus Cable. In February 1999, Marcus Cable Holdings, LLC (Marcus Holdings) was formed, and Mr. Allen’s interests in Marcus Cable were transferred to Marcus Holdings on March 15, 1999. On March 31, 1999, Mr. Allen purchased the remaining partnership interests in Marcus Cable and obtained voting control. On April 7, 1999, Marcus Holdings was merged into Charter Holdings and Marcus Cable was transferred to Charter Holdings. For financial reporting purposes, the merger was accounted for as an acquisition of Marcus Cable effective March 31, 1999, the date Mr. Allen obtained voting control of Marcus Cable. Accordingly, the results of operations of Marcus Cable have been included in the consolidated financial statements from April 1, 1999. The assets and liabilities of Marcus Cable have been recorded in the consolidated financial statements using historical carrying values reflected in the accounts of the Mr. Allen Companies. Total members’ equity of Charter Holdco increased by $1.3 billion as a result of the Marcus Cable acquisition. Previously, on April 23, 1998, the Mr. Allen Companies recorded the assets acquired and liabilities assumed of Marcus Cable based on their relative fair values.

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

         The consolidated financial statements of the Company include the accounts of Charter and all of its wholly owned, majority owned or controlled subsidiaries. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

         Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform with the 2001 presentation.

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

Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Property, Plant and Equipment

         Property, plant and equipment are recorded at cost, including all direct and certain indirect costs associated with the construction of cable transmission and distribution facilities and the cost of new customer installations. The costs of disconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments are capitalized.

         Depreciation is recorded using the straight-line method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	3-15 years

Buildings and leasehold improvements	5-15 years

Vehicles and equipment	3-5 years

Franchises

         Costs incurred in obtaining and renewing cable franchises are deferred and amortized using the straight-line method over a period of 15 years. Franchise rights acquired through the purchase of cable systems represent management’s estimate of fair value and are generally amortized using the straight-line method over a period of 15 years. The period of 15 years was management’s best estimate of the useful lives of the franchises and assumed that substantially all of those franchises that expired during the period would be renewed but not indefinitely. Because substantially all of the Company’s franchise rights have been acquired in the past several years (see Note 3), the Company did not have sufficient experience with the local franchise authorities to conclude that renewals of franchises could be accomplished indefinitely. In addition, because the technological state of the Company’s cable systems, with many systems with less than 550 megahertz bandwidths, could have resulted in demands from local franchise authorities to upgrade those systems sooner than previously planned, there was a risk that the franchises would not be renewed.

         The Company believes that facts and circumstances have changed to enable it to conclude that substantially all of its franchises will be renewed indefinitely, with some portion of the franchises continuing to be amortized. The Company has sufficiently upgraded the technological state of its cable systems and now has sufficient experience with the local franchise authorities where it acquired franchises to conclude substantially all franchises will be renewed indefinitely. Any revisions to the estimated useful lives of franchises will be reflected in the 2002 financial statements (see Note 22 regarding the adoption of SFAS No. 142).

         Accumulated amortization related to franchises was $3.2 billion and $1.9 billion, as of December 31, 2001 and 2000, respectively. Amortization expense related to franchises for the years ended December 31, 2001, 2000 and 1999, was $1.3 billion, $1.2 billion and $520.0 million, respectively.

Other Assets

         Other assets primarily include deferred financing costs and investments in equity securities. Costs related to borrowings are deferred and amortized to interest expense using the effective interest method over the terms of the related borrowings. As of December 31, 2001 and 2000, other assets include $238.9 million and $180.5 million of deferred financing costs, net of accumulated amortization of $69.5 million and $35.9 million, respectively.

         Investments in equity securities are accounted for at cost, under the equity method of accounting or in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Charter recognizes losses for any decline in value considered to be other than temporary. Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive income or loss. Comprehensive loss for the years ended December 31, 2001, 2000 and 1999, was $1.2 billion, $830.7 million and $64.8 million, respectively.

         The following summarizes investment information as of and for the year ended December 31, 2001:

	Carrying Value at		Loss for the Year Ended
	December 31,		December 31,

	2001	2000	2001	2000

Equity investments, under the cost method	$31,659	$14,091	$(7,838)	$(12,112)

Equity investments, under the equity method	12,174	49,031	(42,630)	(7,866)

Marketable securities, at market value	3,986	3,767	(3,635)	716

	$47,819	$66,889	$(54,103)	$(19,262)

Valuation of Long-Lived Assets

         The Company periodically evaluates the recoverability of long-lived assets, including property, plant and equipment and franchises for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, a loss is recognized for the difference between the fair value of the asset and its carrying value.

Other Long-term Liabilities

         The Company receives upfront payments from certain programmers related to the launch of new cable television channels. Revenue is recognized to the extent of the fair value of the advertising services provided to promote the new channels. Such revenue is classified as advertising revenue and totaled $99.7 million and $51.5 million for the years ended December 31, 2001 and 2000, respectively, and was insignificant during 1999. The remaining portion is deferred and amortized as an offset to programming expense over the respective terms of the program agreements, which range from one to 20 years. For the years ended December 31, 2001, 2000 and 1999, the Company amortized and recorded as a reduction of programming costs $10.3 million, $6.9 million and $3.4 million, respectively. As of December 31, 2001 and 2000, the unamortized portion of the deferred payments totaled $95.9 million and $104.2 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets.

Derivative Financial Instruments

         The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements, interest rate cap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of the Company’s subsidiaries. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable the Company to otherwise pay lower market rates. Interest rate collar agreements are used to limit exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. The Company does not hold or issue any derivative financial instruments for trading purposes.

Revenue Recognition

         Revenues from analog, digital and cable modem services are recognized when the related services are provided. Advertising sales are recognized in the period that the advertisements are broadcast.

         Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Stock-Based Compensation

         The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Compensation expense for restricted stock awards is recorded over the vesting period with an increase to additional paid-in capital based on the quoted market price of the Company’s common stock at the date of the grant.

Income Taxes

         Substantially all of the taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members, Charter, Charter Investment, Vulcan Cable, and the former owners of acquired companies. Charter is responsible for its share of taxable income (loss) of Charter Holdco allocated to it in accordance with the Charter Communications Holding Company amended and restated limited liability company agreement and partnership tax rules and regulations. Charter does not expect to pay any material income taxes in the foreseeable future.

         The amended and restated limited liability company agreement provides that, through the end of 2003, tax losses of Charter Holdco that would otherwise have been allocated to Charter based generally on the percentage of outstanding common membership units (the cumulative amount of such losses is approximately $1.7 billion through the period ended December 31, 2001, assuming the other provisions of the amended and restated limited liability company agreement were generally the same) will be allocated instead to the membership units held by Vulcan Cable and Charter Investment. These special loss allocation provisions will reduce Vulcan Cable’s and Charter Investment’s rights to receive distributions upon a liquidation of Charter Holdco if over time there are insufficient allocations to be made under the special profit allocation provisions described below to restore these distribution rights.

         The amended and restated limited liability company agreement further provides that, beginning at the time Charter Holdco first becomes profitable (as determined under the applicable federal income tax rules for determining book profits), tax profits that would otherwise have been allocated to Charter based generally on its percentage of outstanding common membership units will instead be allocated to Vulcan Cable and Charter Investment. The special profit allocations will also have the effect of restoring over time Vulcan Cable’s and Charter Investment ‘s rights to receive distributions upon a liquidation of Charter Holdco. These special profit allocations generally will continue until such time as Vulcan Cable’s and Charter Investment ‘s rights to receive distributions upon a liquidation of Charter Holdco that had been reduced as a result of the special loss allocations have been fully restored. The Company does not expect Charter Holdco to generate taxable income in the foreseeable future.

         In certain situations, the special loss allocations and special profit allocations described above could result in Charter’s having to pay taxes in an amount that is more or less than if Charter Holdco had allocated profits and losses among its members based generally on the number of common membership units owned by such members. However, management does not anticipate that the special loss allocations and special profit allocations will result in Charter having to pay taxes in an amount that is materially different on a present value basis than the taxes that would be payable had profits and losses been allocated among the members of Charter Holdco based generally on the number of common membership units owned by such members, although there is no assurance that a material difference will not result.

Minority Interest

         Minority interest represents total members’ equity of Charter Holdco multiplied by the ownership percentage of Charter Holdco not owned by Charter, plus preferred equity in an indirect subsidiary of Charter held by certain Bresnan sellers, less a portion of redeemable securities. Minority interest totaled $4.0 billion and $4.1 billion as of December 31, 2001 and 2000, respectively, on the accompanying consolidated balance sheets. Gains (losses) arising from issuances by Charter Holdco of its membership units are recorded as capital transactions thereby increasing (decreasing) shareholders’ equity and (decreasing) increasing minority interest on the consolidated balance sheets. These gains (losses) totaled $(293.4) million, $55.5 million and $(413.8) million for the years ended December 31, 2001, 2000 and 1999, respectively, on the accompanying consolidated statements of changes in shareholders’ equity. Operating losses are allocated to the minority owners based on their ownership percentage, thereby reducing the Company’s net loss.

Loss per Common Share

         Basic loss per common share is computed by dividing the net loss by 269,594,386 shares, 225,697,775 shares and 29,811,202 shares for 2001, 2000 and 1999, representing the weighted-average common shares outstanding during the respective periods. Diluted loss per common share equals basic loss per common share for the periods presented, as the effect of stock options is antidilutive because the Company incurred net losses. All membership units of Charter Holdco are exchangeable on a one-for-one basis into common stock of Charter at the option of the holders. Should the holders exchange units for shares, the effect would not be dilutive.

Segments

         SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. Because the Company provides a variety of broadband services over the same means of delivery, management has determined the Company has one reportable segment, broadband services.

3. Acquisitions

         During 2001, the Company acquired cable systems in two separate transactions for an aggregate purchase price of $1.8 billion. In connection with the acquisitions, Charter paid aggregate consideration of $1.76 billion in cash, a cable system valued at $25.1 million, 505,664 shares of Charter Series A Convertible Redeemable Preferred Stock valued at $50.6 million and additional shares of Series A Convertible Redeemable Preferred Stock valued at $5.1 million to be issued to certain sellers subject to certain holdback provisions of the acquisition agreement. The purchase prices were allocated to assets and liabilities assumed based on relative fair values, including amounts assigned to franchises of $1.4 billion.

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

         During 1999, the Company acquired cable systems in 11 separate transactions for an aggregate purchase price of $7.6 billion, net of cash acquired, excluding debt assumed of $2.5 billion. In connection with two of the acquisitions, Charter Holdco issued equity interests totaling $683.3 million. The purchase prices were allocated to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to franchises of $9.7 billion.

         The above transactions were accounted for using the purchase method of accounting, and, accordingly, the results of operations of the acquired assets have been included in the consolidated financial statements from their respective dates of acquisition. The purchase prices were allocated to assets and liabilities assumed based on relative fair values. The allocation of the purchase prices for the 2001 acquisitions is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the allocation of the purchase prices will not have material impact on the consolidated results of operations or financial position of the Company.

         The summarized operating results of the Company which follow are presented on a pro forma basis as if the following had occurred on January 1, 2000 (dollars in thousands, except per share data): all significant acquisitions and dispositions completed during 2001 and 2000, the issuance of Charter Holdings senior and senior discount notes in January 2001 and 2000, the issuance by Charter of convertible senior notes in October and November 2000, the drawdown of Charter Holdings’ 2000 senior bridge loan facility, the issuance of Charter Holdings senior and senior discount notes in May 2001, and the issuance of and sale by Charter of convertible senior notes and common stock in May 2001. Adjustments have been made to give effect to amortization of franchises, interest expense, minority interest, and certain other adjustments.

	Year Ended December 31,

	2001	2000

	(Unaudited)
Revenues	$4,114,767	$3,610,839

Loss from operations	(1,222,518)	(1,055,929)

Loss before minority interest	(2,736,142)	(2,379,333)

Net loss	(1,277,082)	(1,110,810)

Loss per common share, basic and diluted	(4.34)	(3.78)

         The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

         On August 29, 2001, certain of the Company’s subsidiaries entered into an agreement to purchase substantially all of the assets of certain Enstar partnerships for which Charter is the manager for a purchase price of approximately $63.0 million in cash.

         On September 28, 2001, Charter Holdco and High-Speed Access Corp. (HSA) entered into an asset purchase agreement pursuant to which Charter Holdco agreed to purchase from HSA the contracts and associated assets, and assume related liabilities, that served certain of the Company’s high-speed data customers for $77.5 million in cash. The transaction is expected to close in February 2002.

4. Allowance for Doubtful Accounts

         Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,

	2001	2000	1999

Balance, beginning of year	$12,421	$11,471	$1,728

Acquisitions of cable systems	1,053	780	5,860

Charged to expense	94,720	46,151	20,872

Uncollected balances written off, net of recoveries	(75,328)	(45,981)	(16,989)

Balance, end of year	$32,866	$12,421	$11,471

         5.     Property, Plant and Equipment

         Property, plant and equipment consists of the following as of December 31, 2001 and 2000:

	2001	2000

Cable distribution systems	$7,861,886	$5,619,227

Land, buildings and leasehold improvements	505,686	282,661

Vehicles and equipment	791,106	426,847

	9,158,678	6,328,735

Less: accumulated depreciation	(2,009,195)	(1,061,216)

	$7,149,483	$5,267,519

         For the years ended December 31, 2001, 2000 and 1999, depreciation expense was $1.7 billion, $1.2 billion, and $225.0 million, respectively.

         During the years ended December 31, 2001 and 2000, the Company reduced the estimated useful lives of certain depreciable assets expected to be abandoned as a result of its rebuild and upgrade of cable distribution systems. As a result, an additional $540.9 million and $508.5 million of depreciation expense was recorded during the years ended December 31, 2001 and 2000, respectively. The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. While the Company believes its estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may affect future depreciation expense.

6. Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following as of December 31, 2001 and 2000:

	2001	2000

Accounts payable	$290,998	$365,140

Capital expenditures	192,212	281,142

Accrued interest	242,629	212,958

Programming costs	133,748	120,035

Accrued general and administrative	122,069	75,421

Franchise fees	61,902	53,494

Other accrued expenses	331,436	259,044

	$1,374,994	$1,367,234

7. Long-Term Debt

         Long-term debt consists of the following as of December 31, 2001 and 2000:

	2001	2000

Long-Term Debt

Charter Communications, Inc.:

October and November 2000

5.75% convertible senior notes due 2005	$750,000	$750,000

May 2001

4.75% convertible senior notes due 2006	632,500	—

Charter Holdings:

March 1999

8.250% senior notes due 2007	600,000	600,000

8.625% senior notes due 2009	1,500,000	1,500,000

9.920% senior discount notes due 2011	1,475,000	1,475,000

January 2000

10.000% senior notes due 2009	675,000	675,000

10.250% senior notes due 2010	325,000	325,000

11.750% senior discount notes due 2010	532,000	532,000

January 2001

10.750% senior notes due 2009	900,000	—

11.125% senior notes due 2011	500,000	—

13.500% senior discount notes due 2011	675,000	—

May 2001

9.625% senior notes due 2009	350,000	—

10.000% senior notes due 2011	575,000	—

11.750% senior discount notes due 2011	1,018,000	—

Senior bridge loan facility	—	272,500

Renaissance:

10.00% senior discount notes due 2008	114,413	114,413

CC V Holdings:

11.875% senior discount notes due 2008	179,750	179,750

Other long-term debt	1,313	1,971

Credit Facilities

Charter Operating	4,145,000	4,432,000

CC Michigan, LLC and CC New England, LLC (Avalon)	—	213,000

CC VI	901,000	895,000

CC VII	582,000	1,050,000

CC VIII	1,082,000	712,000

	17,512,976	13,727,634

Unamortized discount	(1,170,103)	(667,179)

	$16,342,873	$13,060,455

         5.75% Charter Convertible Notes. In October and November 2000, the Company issued 5.75% convertible senior notes with an aggregate principal amount at maturity of $750.0 million (the “5.75% Charter Convertible Notes”). The net proceeds of $727.5 million were used to repay certain amounts outstanding under the Charter Holdings 2000 senior bridge loan facility. The 5.75% Charter Convertible Notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 46.3822 shares per $1,000 principal amount of notes, which is equivalent to a price of $21.56 per share, subject to certain adjustments. These notes are redeemable at the option of the Company at amounts decreasing from 102.3% to 100% of the principal amount plus accrued and unpaid interest beginning on October 15, 2003, to the date of redemption. Interest is payable semiannually on April 15 and October 15, beginning April 15, 2001, until maturity on October 15, 2005.

         4.75% Charter Convertible Notes. In May 2001, the Company issued 4.75% convertible senior notes with an aggregate principal amount at maturity of $632.5 million (the “4.75% Charter Convertible Notes”). The net proceeds of $608.7 million were used to repay certain amounts outstanding under the revolving portions of the credit facilities of the Company’s subsidiaries and for general corporate purposes, including capital expenditures. The 4.75% Charter Convertible Notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 38.0952 shares per $1,000 principal amount of notes, which is equivalent to a price of $26.25 per share, subject to certain adjustments. These notes are redeemable at the option of the Company at amounts decreasing from 101.9% to 100% of the principal amount, plus accrued and unpaid interest beginning on June 4, 2004, to the date of redemption. Interest is payable semiannually on December 1 and June 1, beginning December 1, 2001, until maturity on June 1, 2006.

         The 5.75% Charter Convertible Notes and the 4.75% Charter Convertible Notes rank equally with any future unsubordinated and unsecured indebtedness of Charter, but are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries. Upon a change of control, subject to certain conditions and restrictions, the Company may be required to repurchase the notes, in whole or in part, at 100% of their principal amount plus accrued interest at the repurchase date.

         March 1999 Charter Holdings Notes. In March 1999, Charter Holdings and Charter Communications Holdings Capital Corporation (“Charter Capital”) (collectively, the “Issuers”) issued $3.6 billion principal amount of senior notes. The March 1999 Charter Holdings notes consisted of $600.0 million in aggregate principal amount of 8.250% senior notes due 2007, $1.5 billion in aggregate principal amount of 8.625% senior notes due 2009, and $1.475 billion in aggregate principal amount at maturity of 9.920% senior discount notes due 2011. The net proceeds of approximately $2.9 billion, combined with the borrowings under the Company’s credit facilities, were used to consummate tender offers for publicly held debt of several of the Company’s subsidiaries, as described below, to refinance borrowings under the Company’s previous credit facilities, for working capital purposes and to finance acquisitions.

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

         The 9.920% senior discount notes are redeemable at the option of the Issuers at amounts decreasing from 104.960% to 100% of accreted value beginning April 1, 2004. At any time prior to April 1, 2002, the Issuers may redeem up to 35% of the aggregate principal amount of the 9.920% senior discount notes at a redemption price of 109.920% of the accreted value under certain conditions. Thereafter, cash interest is payable semiannually in arrears on April 1 and October 1 beginning October 1, 2004, until maturity.

         As of December 31, 2001 and 2000, $2.1 billion of the May 1999 Charter Holdings 8.250% notes and 8.625% senior notes were outstanding, and the accreted value of the 9.920% senior discount notes was approximately $1.2 billion and $1.1 billion, respectively.

         January 2000 Charter Holdings Notes. In January 2000, Charter Holdings and Charter Capital issued $1.5 billion principal amount of senior notes. The January 2000 Charter Holdings notes consisted of $675.0 million in aggregate principal amount of 10.000% senior notes due 2009, $325.0 million in aggregate principal amount of 10.250% senior notes due 2010, and $532.0 million in aggregate principal amount at maturity of 11.750% senior discount notes due 2010. The net proceeds of approximately $1.25 billion were used to consummate change of control offers for certain of the Falcon, Avalon and Bresnan notes and debentures.

         The 10.000% senior notes are not redeemable prior to maturity. Interest is payable semiannually on April 1 and October 1, beginning April 1, 2000 until maturity.

         The 10.250% senior notes are redeemable at the option of the Issuers at amounts decreasing from 105.125% to 100% of par value plus accrued and unpaid interest, beginning on January 15, 2005, to the date of redemption. At any time prior to January 15, 2003, the Issuers may redeem up to 35% of the aggregate principal amount of the 10.250% senior notes at a redemption price of 110.25% of the principal amount under certain conditions. Interest is payable semiannually in arrears on January 15 and July 15, beginning on July 15, 2000, until maturity.

         The 11.750% senior discount notes are redeemable at the option of the Issuers at amounts decreasing from 105.875% to 100% of accreted value beginning January 15, 2005. At any time prior to January 15, 2003, the Issuers may redeem up to 35% of the aggregate principal amount of the 11.750% senior notes at a redemption price of 111.750% of the accreted value under certain conditions. Interest is payable semiannually in arrears on January 15 and July 15, beginning on July 15, 2005, until maturity.

         As of December 31, 2001 and 2000, $1.0 billion of the January 2000 Charter Holdings 10.000% and 10.250% senior notes were outstanding, and the accreted value of the 11.750% senior discount notes was approximately $376.1 million and $335.5 million, respectively.

         January 2001 Charter Holdings Notes. In January 2001, Charter Holdings and Charter Capital issued $2.1 billion in aggregate principal amount of senior notes. The January 2001 Charter Holdings notes consisted of $900.0 million in aggregate principal amount of 10.750% senior notes due 2009, $500.0 million in aggregate principal amount of 11.125% senior notes due 2011 and $675.0 million in aggregate principal amount at maturity of 13.500% senior discount notes due 2011. The net proceeds of approximately $1.72 billion were used to repay all remaining amounts then outstanding under the Charter Holdings 2000 senior bridge loan facility and the CC VI revolving credit facility and a portion of the amounts then outstanding under the Charter Operating and CC VII revolving credit facilities and for general corporate purposes.

         The 10.750% senior notes are not redeemable prior to maturity. Interest is payable semiannually in arrears on April 1 and October 1, beginning October 1, 2001, until maturity.

         The 11.125% senior notes are redeemable at the option of the Issuers at amounts decreasing from 105.563% to 100% of par value plus accrued and unpaid interest beginning on January 15, 2006, to the date of redemption. At any time prior to January 15, 2004, the Issuers may redeem up to 35% of the aggregate principal amount of the 11.125% senior notes at a redemption price of 111.125% of the principal amount under certain conditions. Interest is payable semiannually in arrears on January 15 and July 15, beginning July 15, 2001, until maturity.

         The 13.500% senior discount notes are redeemable at the option of the Issuers at amounts decreasing from 106.750% to 100% of accreted value beginning January 15, 2006. At any time prior to January 15, 2004, the Issuers may redeem up to 35% of the aggregate principal amount of the 13.500% senior discount notes at a redemption price of 113.500% of the accreted value under certain conditions. Thereafter, cash interest is payable semiannually in arrears on January 15 and July 15 beginning July 15, 2006, until maturity. The discount on the 13.500% senior discount notes is being accreted using the effective interest method.

         As of December 31, 2001, $1.4 billion of the January 2001 Charter Holdings 10.750% and 11.125% senior notes were outstanding, and the accreted value of the 13.500% senior discount notes was approximately $398.3 million.

         May 2001 Charter Holdings Notes. In May 2001, Charter Holdings and Charter Capital issued $1.94 billion in aggregate principal amount of senior notes. The May 2001 Charter Holdings notes consisted of $350.0 million in aggregate principal amount of 9.625% senior notes due 2009, $575.0 million in aggregate principal amount of 10.000% senior notes due 2011 and $1.0 billion in aggregate principal amount at maturity of 11.750% senior discount notes due 2011. The net proceeds of approximately $1.47 billion were used to pay a portion of the purchase price of the AT&T transactions, repay all amounts outstanding under the Charter Operating and CC VII revolving credit facilities and for general corporate purposes, including capital expenditures.

         The 9.625% senior notes are not redeemable prior to maturity. Interest is payable semiannually in arrears on May 15 and November 15, beginning November 15, 2001, until maturity.

         The 10.000% senior notes are redeemable at the option of the Issuers at amounts decreasing from 105.000% to 100% of par value plus accrued and unpaid interest beginning on May 15, 2006, to the date of redemption. At any time prior to May 15, 2004, the Company may redeem up to 35% of the aggregate principal amount of the 10.000% senior notes at a redemption price of 110.000% of the principal amount under certain conditions. Interest is payable semiannually in arrears on May 15 and November 15, beginning November 15, 2001, until maturity.

         The 11.750% senior discount notes are redeemable at the option of the Issuers at amounts decreasing from 105.875% to 100% of accreted value beginning January 15, 2006. At any time prior to May 15, 2004, the Issuers may redeem up to 35% of the aggregate principal amount of the 11.750% senior discount notes at a redemption price of 111.750% of the accreted value under certain conditions. Thereafter, cash interest is payable semiannually in arrears on May 15 and November 15 beginning November 15, 2006, until maturity. The discount on the 11.750% senior discount notes is being accreted using the effective interest method.

         As of December 31, 2001, $925.0 million of the May 2001 Charter Holdings 9.625% and 10.000% senior notes were outstanding, and the accreted value of the 11.750% senior discount notes was approximately $618.1 million.

         Charter Holdings 2000 Senior Bridge Loan Facility. On August 4, 2000, Charter Holdings and Charter Capital entered into a senior bridge loan agreement providing for senior increasing rate bridge loans in an aggregate principal amount of up to $1.0 billion.

         On August 14, 2000, Charter Holdings borrowed $1.0 billion under the senior bridge loan facility and used substantially all of the proceeds to repay a portion of the amounts outstanding under the Charter Operating and the CC VII revolving credit facilities. The bridge loan initially bore interest at an annual rate of 10.21%. For amounts not repaid by November 14, 2000, the interest rate increased by 1.25% at such date.

         The net proceeds, totaling $727.5 million, from the sales in October and November 2000 of convertible senior notes were used to repay $727.5 million of the amount outstanding under the Charter Holdings 2000 senior bridge loan facility. The remaining balance of $272.5 million on the senior bridge loan facility was repaid with the proceeds from the sale of the Charter Holdings January 2001 notes.

         Renaissance Notes. In connection with the acquisition of Renaissance in April 1999, the Company assumed $163.2 million principal amount at maturity of 10.000% senior discount notes due 2008. The Renaissance notes do not require the payment of interest until April 15, 2003. From and after April 15, 2003, the Renaissance notes bear interest, payable semi-annually in cash, on April 15 and October 15, commencing on October 15, 2003. The Renaissance notes are due on April 15, 2008.

         In May 1999, $48.8 million aggregate face amount of the Renaissance notes was repurchased at 101% of the accreted value plus accrued and unpaid interest. As of December 31, 2001 and 2000, $114.4 million of the Renaissance notes were outstanding, and the accreted value was approximately $103.6 million and $94.6 million, respectively.

         CC V Holdings Notes. Charter Communications Holding Company acquired CC V Holdings in November 1999 and assumed CC V Holdings’ outstanding 11.875% senior discount notes due 2008 with an accreted value of $123.3 million and $150.0 million in principal amount of 9.375% senior subordinated notes due 2008. After December 1, 2003, cash interest on the CC V Holdings 11.875% notes will be payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2004.

         In January 2000, through change of control offers and purchases in the open market, the Company repurchased all of the $150.0 million aggregate principal amount of the CC V Holdings 9.375% notes. The aggregate repurchase price was $153.7 million and was funded with the proceeds from sale of the January 2000 Charter Holdings notes.

         Contemporaneously, the Company completed change of control offers in which it repurchased $16.3 million aggregate principal amount at maturity of the 11.875% notes at a purchase price of 101% of accreted value as of January 28, 2000, for $10.5 million. As of December 31, 2001, CC V Holdings 11.875% notes with an aggregate principal amount of $179.8 million at maturity remained outstanding with an accreted value of $146.3 million.

         Charter Operating Credit Facilities. The Charter Operating credit facilities were amended and restated on January 3, 2002 and provide for four term facilities: two Term A facilities with an aggregate principal amount of $1.11 billion that matures in September 2007, each with different amortization schedules, one beginning in June 2002 and one beginning in September 2005; and two Term B facilities with an aggregate principal amount of $2.75 billion, of which $1.85 billion matures in March 2008 and $900 million matures in September 2008. The Charter Operating credit facilities also provide for two revolving credit facilities, in an aggregate amount of $1.34 billion, which will reduce annually beginning in March 2004 and September 2005, with a maturity date in September 2007. At the option of the lenders, supplemental credit facilities in the amount of $100.0 million may be available. Amounts under the Charter Operating credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans (6.50% to 7.69% as of December 31, 2001) and 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving credit facilities.

         As of December 31, 2001, outstanding borrowings were approximately $4.1 billion and the unused availability was $855.0 million. After giving effect to the amendment to the Charter Operating credit facilities on January 3, 2002, unused availability would have been $1.06 billion as of December 31, 2001. In January 2002, the Company repaid $465.0 million under the Charter Operating revolving credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

         CC V Holdings Credit Facilities. In December 2000, two of the Company’s subsidiaries, CC VIII, LLC and CC V Holdings, LLC (formerly known as Avalon), were consolidated into CC V Holdings (the “CC V Holdings Combination”). Upon completion of the CC V Holdings Combination in January 2001, all amounts outstanding under the Avalon credit facilities were repaid and the Avalon credit facilities were terminated. The CC VIII credit facilities were amended and restated to, among other things, increase borrowing availability by $550.0 million to $1.45 billion.

         CC VI Operating Credit Facilities. The CC VI Operating credit facilities provide for two term facilities, one with a principal amount of $450.0 million that matures May 2008 (Term A), and the other with a principal amount of $400.0 million that matures November 2008 (Term B). The CC VI Operating credit facilities also provide for a $350.0 million reducing revolving credit facility with a maturity date in May 2008. At the option of the lenders, supplemental credit facilities in the amount of $300.0 million may be available until December 31, 2004. Amounts under the CC VI Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 3.0% for Eurodollar loans (6.34% to 7.93% as of December 31, 2001) and 2.0% for base rate loans. A quarterly commitment fee of between 0.250% and 0.375% per annum is payable on the unborrowed balance of the Term A facility and the revolving facility. The Company used $850.0 million of the credit facilities to fund a portion of the Fanch purchase price.

         As of December 31, 2001, outstanding borrowings were $901.0 million and unused availability was $299.0 million. In January 2002, the Company repaid $76.0 million under the CC VI Operating revolving credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

         CC VII Credit Facilities. The previous Falcon credit facilities were amended in connection with the Falcon acquisition and again in September 2001. The CC VII credit facilities provide for two term facilities, one with a principal amount of $194.0 million that matures June 2007 (Term B), and the other with the principal amount of $291.0 million that matures December 2007

(Term C). The CC VII credit facilities also provide for a reducing revolving facility of up to approximately $77.7 million (maturing in December 2006), a reducing supplemental facility of up to $110.0 million (maturing in December 2007) and a second reducing revolving facility of up to $670.0 million (maturing in June 2007). At the option of the lenders, supplemental credit facilities in the amount of up to $486.4 million may also be available. Amounts under the CC VII credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.5% for Eurodollar loans (5.50% to 7.08% as of December 31, 2001) and up to 1.5% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving facilities.

         As of December 31, 2001, outstanding borrowings were $582.0 million and unused availability was $760.7 million. In January 2002, the Company repaid $97.0 million under the CC VII revolving credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

         CC VIII Credit Facilities. Upon the completion of the CC V Holdings Combination in January 2001, the CC VIII credit facilities were amended and restated to, among other things, increase borrowing availability by $555.0 million. The credit facilities were further amended and restated on January 3, 2002 and provide for borrowings of up to $1.55 billion. The CC VIII credit facilities provide for three term facilities, two Term A facilities with an aggregate principal amount of $500.0 million that mature in June 2007, and a Term B facility with a principal amount of $500.0 million that matures in February 2008. The CC VIII credit facilities also provide for two reducing revolving credit facilities, in the aggregate amount of $550.0 million, which will reduce quarterly beginning in March 2002 and September 2005, respectively, with maturity dates in June 2007. At the option of the lenders, supplemental facilities in the amount of $300.0 million may be available. Amounts under the CC VIII credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans (6.09% to 7.84% as of December 31, 2001) and up to 1.75% for base rate loans. A quarterly commitment fee of between 0.250% and 0.375% is payable on the unborrowed balance of the revolving credit facilities.

         As of December 31, 2001, outstanding borrowings were $1.1 billion, and unused availability was $368.0 million. After giving effect to the amendment to the CC VIII credit facilities on January 3, 2002, unused availability would have been $468.0 million as of December 31, 2001. In January 2002, the Company repaid $107.0 million under the CC VIII revolving credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

         The indentures governing the debt agreements require issuers of the debt and/or its subsidiaries to comply with various financial and other covenants, including the maintenance of certain operating and financial ratios. These debt instruments also contain substantial limitations on, or prohibitions of, distributions, additional indebtedness, liens, asset sales and certain other items. As a result of limitations and prohibitions of distributions, substantially all of the net assets of the consolidated subsidiaries are restricted for distribution to the Company, Charter Holdings and Charter Holdco.

         In the event of a default under the Company’s subsidiaries’ credit facilities or public notes, the subsidiaries’ creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, the subsidiaries’ credit facilities and indentures will not permit our subsidiaries to distribute funds to Charter Holdco or the Company to pay interest or principal on the public notes. If the amounts outstanding under such credit facilities or public notes are accelerated, all of the subsidiaries’ debt and liabilities would be payable from the subsidiaries’ assets, prior to any distribution of the subsidiaries’ assets to pay the interest and principal amounts on the public notes and the Company might not be able to repay or make any payments on its public notes. Additionally, such a default would cause a cross-default in the indentures governing the Charter Holdings notes and the convertible senior notes and would trigger the cross-default provision of the Charter Operating Credit Agreement. Any default under any of the subsidiaries’ credit facilities or public notes might adversely affect the holders of the Company’s public notes and the Company’s growth, financial condition and results of operations.

         Based upon outstanding indebtedness as of December 31, 2001, giving effect to the refinancing of certain of the Company’s credit facilities on January 3, 2002, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, aggregate future principal payments on the total borrowings under all debt agreements as of December 31, 2001, are as follows:

Year	Amount

2002	$--

2003	236,704

2004	192,551

2005	1,180,307

2006	1,350,332

Thereafter	14,553,082

$17,512,976

8. Minority Interest and Equity Interests of Charter Holdco

         Minority interest represents total members’ equity of Charter Holdco multiplied by 53.5% and 59.2% as of December 31, 2001 and 2000, respectively, representing the ownership percentages of Charter Holdco not owned by Charter, plus preferred equity in an indirect subsidiary of Charter held by certain Bresnan sellers, less a portion of redeemable securities. Members’ equity of Charter Holdco was $6.2 billion and $7.7 billion as of December 31, 2001 and 2000, respectively.

         Changes to minority interest consist of the following for the periods presented:

Minority
Interest

Balance, December 31, 1998	$2,146,549

Distributions to Charter Investment	(8,698)

Transfer of Marcus Holdings’ operating subsidiaries to Charter Holdco	1,252,370

Transfer of Rifkin equity interests to Charter Holdco	180,710

Equity of a subsidiary issued to Falcon and Rifkin sellers	683,312

Equity of a subsidiary issued to Vulcan Cable for cash	1,894,290

Exchange of Charter Holdco units for Charter common stock	(638,561)

Equity classified as redeemable securities	(50,151)

Minority interest in loss of a subsidiary	(572,607)

Option compensation expense	75,486

Gain on issuance of equity by Charter Holdco	413,848

Other	4,783

Balance, December 31, 1999	5,381,331

Equity of subsidiaries issued to Bresnan sellers	1,014,110

Equity of subsidiaries classified as redeemable securities	(1,095,239)

Minority interest in loss of a subsidiary	(1,226,295)

Option compensation expense	24,573

Loss on issuance of equity by Charter Holdco	(55,534)

Redeemable securities reclassified as minority interest	49,316

Other	(2,933)

Balance, December 31, 2000	4,089,329

Equity reclassified from redeemable securities (26,539,746 shares of Class A common stock)	1,096,075

Minority interest in loss of a subsidiary	(1,478,239)

Option compensation expense	(22,752)

Changes in fair value of interest rate agreements	(21,726)

Contribution from Vulcan Ventures	21,165

Gain on issuance of equity by Charter Holdco	293,403

Equity of subsidiaries issued to Bresnan sellers	494

Other	(958)

Balance, December 31, 2001	$3,976,791

         The preferred equity interests in Charter Holdco held by the Rifkin sellers were exchangeable into Class A common stock of Charter at the option of the Rifkin sellers only at the time of the initial public offering. In November 1999, preferred equity interests of $130.3 million were exchanged into common stock of Charter. The membership units of Charter Holdco held by the Falcon sellers were exchangeable into Class A common stock of Charter. In November 1999, membership units of $506.6 million were exchanged into the Class A common stock of Charter.

         Pursuant to a membership interests purchase agreement, as amended, Vulcan Cable contributed $500.0 million in cash on August 10, 1999 to Charter Holdco, contributed an additional $180.7 million in certain equity interests acquired in connection with the acquisition of Rifkin in September 1999 to Charter Holdco, and contributed $644.3 million in September 1999 to Charter Holdco. All funds and equity interests were then contributed to Charter Holdings. Concurrently with the closing of the initial public offering, Vulcan Cable contributed $750.0 million in cash to Charter Holdco.

         In February 2000, Charter Holdco and Charter Holdings completed the acquisition of Bresnan. The Bresnan sellers obtained equity interests in Charter Holdco and preferred equity interests in a subsidiary of Charter Holdings. The holders of the preferred equity interests are entitled to a 2% annual return. All of the membership units received by the sellers are exchangeable on a one-for-one basis into shares of Class A common stock of Charter.

9. Redeemable Securities

         In connection with several acquisitions in 1999 and 2000, sellers who acquired Charter Holdco membership units, additional equity interests in a subsidiary of Charter Holdings or shares of Class A common stock in Charter’s initial public offering received potential rescission rights against Charter and Charter Holdco arising out of possible violations of Section 5 of the Securities Act of 1933, as amended, in connection with the offers and sales of these equity interests. Accordingly, the maximum potential cash obligation related to the rescission rights, estimated at $1.1 billion as of December 31, 2000, has been excluded from shareholders’ equity or minority interest and classified as redeemable securities on the consolidated balance sheet.

         In February 2001, all remaining rescission rights associated with the redeemable securities expired without the security holders requesting repurchase of their securities. Accordingly, the Company reclassified the respective amounts to minority interest and shareholders’ equity, as applicable.

10. Preferred Stock — Redeemable

         On August 31, 2001, in connection with its acquisition of Cable USA, Inc. and certain cable system assets from affiliates of Cable USA, Inc., the Company issued 505,664 shares of Series A Convertible Redeemable Preferred Stock (the Preferred Stock) valued at and with a liquidation preference of $50.6 million. Holders of the Preferred Stock have no voting rights but are entitled to receive cumulative cash dividends at an annual rate of 5.75%, payable quarterly. If for any reason Charter fails to pay the dividends on the Preferred Stock on a timely basis, the dividend rate on each share increases to an annual rate of 7.75% until the payment is made. The Preferred Stock is redeemable by Charter at its option on or after August 31, 2004 and must be redeemed by Charter at any time upon a change of control, or if not previously redeemed or converted, on August 31, 2008. The Preferred Stock is convertible, in whole or in part, at the option of the holders from April 1, 2002 through August 31, 2008, into shares of common stock at an initial conversion rate equal to a conversion price of $24.71 per share of common stock, subject to certain customary adjustments. The redemption price per share of Preferred Stock is the Liquidation Preference of $100, subject to certain customary adjustments.

11. Shareholders’ Equity

         At December 31, 2001 and 2000, 1.75 billion shares of $.001 par value Class A common stock, 750 million shares of $.001 par value Class B common stock, and 250 million shares of $.001 par value preferred stock are authorized. At December 31, 2001, 294.5 million shares of Class A common stock and 50,000 of Class B common stock were issued and outstanding. At December 31, 2000, 233.8 million of Class A common stock, 50,000 shares of Class B common stock and no shares of preferred stock, were issued and outstanding. The Class A common stock includes 0.3 million shares classified as redeemable securities at December 31, 2000 (see Note 9).

12. Accounting for Derivative Instruments and Hedging Activities

         Effective January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Interest rate agreements are recorded in the consolidated balance sheet at December 31, 2001 as either an asset or liability measured at fair value. In connection with the adoption of SFAS No. 133, the Company recorded a loss of $23.9 million for the cumulative effect of change in accounting principle as other expense. The effect of adoption was to increase other expense resulting in increased loss before minority interest, net loss and loss per share by $23.9 million, $9.8 million and $0.04 per share, respectively, for the year ended December 31, 2001.

         The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the year ended December 31, 2001, other expense includes $2.5 million of losses, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. At December 31, 2001, a loss of $38.5 million related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

         Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the year ended December 31, 2001, the Company recorded other expense of $48.8 million for interest rate derivative instruments not designated as hedges.

         As of December 31, 2001 and 2000, the Company had outstanding $3.3 billion and $1.9 billion, $0 and $15.0 million, and $520.0 million and $520.0 million, respectively, in notional amounts of interest rate swaps, caps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

13. Fair Value of Financial Instruments

         The Company has estimated the fair value of its financial instruments as of December 31, 2001 and 2000 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

         The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The Company is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities.

         The fair value of interest rate agreements represents the estimated amount the Company would receive or pay upon termination of the agreements. Management believes that the sellers of the interest rate agreements will be able to meet their obligations under the agreements. In addition, some of the interest rate agreements are with certain of the participating banks under the Company’s credit facilities, thereby reducing the exposure to credit loss. The Company has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company’s consolidated financial position or results of operations.

         The Company’s credit facilities bear interest at current market rates and, thus, their carrying value approximates fair value at December 31, 2001 and 2000. The Company is exposed to interest rate volatility with respect to these variable-rate instruments.

         The estimated fair value of the Company’s notes and interest rate agreements at December 31, 2001 and 2000 are based on quoted market prices or a discounted cash flow analysis using the Company’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations.

         A summary of the carrying value and fair value of the Company’s debt and related interest rate agreements at December 31, 2001 and 2000 is as follows:

	2001		2000

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Debt

Charter convertible notes	$1,382,500	$1,327,394	$750,000	$876,563

Charter Holdings debt	7,999,203	7,963,888	4,780,212	4,425,631

Credit facilities	6,710,000	6,710,000	7,302,000	7,302,000

Other	251,170	237,051	228,243	194,729

Interest Rate Agreements

Swaps	79,925	79,925	(1,306)	5,236

Collars	33,699	33,699	—	10,807

         The weighted average interest pay rate for the Company’s interest rate swap agreements was 7.22% and 7.61% at December 31, 2001 and 2000, respectively. The Company’s interest rate collar agreements are structured so that if LIBOR falls below 5.3%, the Company pays 6.7%. If the LIBOR rate is between 5.3% and 8.0%, the Company pays LIBOR. The LIBOR rate is capped at 8.0% if LIBOR is between 8.0% and 9.9%. If the LIBOR rate rises above 9.9%, the cap is removed.

14. Revenues

         Revenues consist of the following for the years presented:

	Year Ended December 31,

	2001	2000	1999

Analog video	$2,787,632	$2,504,528	$1,155,279

Digital video	307,240	89,288	7,664

Cable modem	154,402	54,714	9,996

Advertising sales	312,554	234,560	71,997

Other	391,304	366,132	183,308

	$3,953,132	$3,249,222	$1,428,244

15. Operating, General and Administrative Expenses

         Operating, general and administrative expenses consist of the following for the years presented:

	Year Ended December 31,

	2001	2000	1999

General, administrative and service	$861,722	$719,632	$342,933

Analog video programming	902,837	736,042	327,830

Digital video	111,167	36,173	3,451

Cable modem	99,956	39,218	9,016

Advertising sales	64,026	56,499	19,019

Marketing	70,335	63,789	35,708

	$2,110,043	$1,651,353	$737,957

16. Option Plans

         The Company grants stock options, restricted stock and other incentive compensation pursuant to two plans – the 1999 Option Plan of Charter Holdco (the “1999 Plan”) and the 2001 Stock Incentive Plan of Charter (the “2001 Plan”). The 1999 Plan provided for the grant of options to purchase membership units in Charter Holdco to current and prospective employees and consultants of Charter Holdco and its affiliates and current and prospective non-employee directors of Charter. Membership units received upon exercise of any options are immediately exchanged for shares of Class A common stock of Charter on a one-for-one basis. Options granted generally vest over five years from the grant date, commencing 15 months after the date of grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than ten years from the date of grant. Membership units received upon exercise of the options are automatically exchanged into Class A common stock of Charter on a one-for-one basis.

         The 2001 Plan provides for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 3,000,000), as each term is defined in the 2001 Plan. Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the 2001 Plan. Options granted generally vest over four years from the grant date, with 25% vesting on each anniversary date following the grant date until options are fully vested. Generally, options expire 10 years from the grant date.

         Together, the plans allow for the issuance of up to an aggregate of 60,000,000 shares of Charter Class A common stock (or units convertible into Charter Class A common stock). In 2001, any shares covered by options that terminated under the 1999 Plan were transferred to the 2001 Plan, and no new options were granted under the 1999 Plan. During September and October 2001, in connection with new employment agreements and related option agreements entered into by the Company, certain executives of the Company were awarded an aggregate of 256,000 shares of restricted Class A common stock, of which 26,250 shares were subsequently cancelled. The shares vested 25% upon grant, with the remaining shares vesting monthly over a three-year period beginning after the first anniversary of the date of grant. As of December 31, 2001, deferred compensation remaining to be recognized in future periods totaled $2.2 million.

         In September 2001, when the Company’s former President and Chief Executive Officer terminated his employment, he forfeited an option to purchase approximately seven million Charter Holdco membership units, of which approximately 4.8 million had vested. Accordingly, the Company recorded a reversal of previously recorded compensation expense of $66.6 million.

         A summary of the activity for the Company’s stock options, excluding granted shares of restricted Class A common stock, for the years ended December 31, 2001, 2000 and 1999, is as follows (amounts not in thousands):

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of period	28,482,357	$19.24	20,757,608	$19.79	7,044,127	$20.00

Granted:

Pre IPO grants	—	—	—	—	9,584,681	20.04

Post IPO grants	29,395,457	16.01	10,247,200	18.06	4,741,400	19.00

Exercised	(278,675)	19.23	(16,514)	20.00	—	—

Cancelled	(11,041,568)	19.59	(2,505,937)	18.98	(612,600)	19.95

Options outstanding, end of period	46,557,571	$17.10	28,482,357	$19.24	20,757,608	$19.79

Weighted average remaining contractual life	8.9 years		8.6 years		9.2 years

Options exercisable, end of period	9,386,429	$18.55	7,026,346	$19.98	2,091,032	$19.90

Weighted average fair value of options granted	$6.20		$12.34		$12.59

         The following table summarizes information about stock options outstanding and exercisable as of December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted-Average			Weighted-Average
Range of Exercise	Number	Remaining	Weighted-Average		Remaining	Weighted-Average
Prices	Outstanding	Contractual Life	Exercise Price	Number Exercisable	Contractual Life	Exercise Price

$11.99 - $13.96	18,285,375	9.77 years	$12.49	1,225,000	9.80 years	$13.16

$14.31 – $20.73	20,925,816	7.95 years	$19.19	8,111,429	7.56 years	$19.33

$21.20 - $23.09	7,346,380	9.15 years	$22.76	50,000	9.12 years	$23.09

         The Company uses the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the option plans. Option compensation expense of $41.0 million and $80.0 million for the years ended December 31, 2000 and 1999, respectively, was recorded in the consolidated statements of operations since the exercise prices of certain options were less than the estimated fair values of the underlying membership interests on the date of grant. Option compensation income of $45.7 million for the year ended December 31, 2001 was recorded in the consolidated statements of operations primarily due to the reversal of expense previously recorded in connection with approximately seven million options forfeited by the Company’s former President and Chief Executive Officer as part of his September 2001 separation agreement. This was partially offset by expense recorded because exercise prices on certain options were less than the estimated fair values of the Company’s stock at the time of grant. Estimated fair values were determined by the Company using the valuation inherent in the Paul Allen Transaction and valuations of public companies in the cable television industry adjusted for factors specific to the Company. Compensation expense is being recorded over the vesting period of each grant that varies from four to five years. As of December 31, 2001, deferred compensation remaining to be recognized in future periods totaled $8.0 million. No stock option compensation expense was recorded for the options granted after November 8, 1999, since the exercise price was equal to the estimated fair value of the underlying membership interests or shares of Class A common stock on the date of grant. Since the membership units are exchangeable into Class A common stock of Charter on a one-for-one basis, the estimated fair value was equal to the quoted market values of Class A common stock.

         SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net loss and loss per share as reported and the pro forma amounts that would have been reported using the fair value method under SFAS 123 for the years presented:

	Year Ended December 31,

	2001	2000	1999

Net loss applicable to common stock:

As reported	$(1,178,646)	$(828,650)	$(66,229)

Pro forma	(1,226,252)	(883,096)	(68,923)

Loss per common share, basic and diluted:

As reported	(4.37)	(3.67)	(2.22)

Pro forma	(4.55)	(3.91)	(2.31)

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31, 2001, 2000 and 1999, respectively: risk-free interest rates of 5.0%, 6.5%, and 5.5%; expected volatility of 55.7%, 46.9% and 43.8%; and expected lives of 10 years. The valuations assume no dividends are paid.

         On July 25, 2001, the Company issued options to purchase 186,385 shares of Charter Class A common stock to a consultant in consideration of services to be rendered in the future, pursuant to an equity compensation plan not approved by shareholders. The options are exercisable immediately, at an exercise price of $20.46 per share and if not exercised prior to the tenth anniversary of the grant date, will expire. The Company accounts for options granted to consultants in accordance with the provisions of SFAS No. 123 and recorded option compensation expense of $2.6 million. The fair value of the options, $13.95 per option, was estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions: risk-free interest rate of 5.7%; expected volatility of 49.8%; and an expected life of 10 years. The valuation assumed no dividends are paid.

17. Special Charges

         During the year ended December 31, 2001, the Company recorded $17.6 million in special charges which represent costs associated with the transition of approximately 145,000 (unaudited) data customers from the Excite@Home Internet service to the Charter Pipeline Internet service, as well as certain employee severance costs.

         On September 28, 2001, Excite@Home Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company undertook a transition plan to convert all of its customers from the Excite@Home Internet service to its own Charter Pipeline Internet service, successfully transitioning over 90% of its customers served by Excite@Home by December 31, 2001. The remaining customers were converted by March 1, 2002. The Company incurred $14.3 million in operational expenses in connection with the transition, including a one-time contract payment of $1.0 million to Excite@Home for the provision of services through February 2002 to the 10% of customers that would not be transitioned by December 31, 2001.

         In December 2001, the Company implemented a restructuring plan to reduce its workforce in certain markets and reorganize its operating divisions from two to three and operating regions from twelve to ten. The restructuring plan was completed during the first quarter of 2002, resulting in the termination of approximately 360 employees and severance costs of $3.3 million.

18. Income Taxes

         Certain indirect subsidiaries of Charter Holdings are corporations and file separate federal and state income tax returns. Results of operations from these subsidiaries are not material to the consolidated results of operations of the Company. Income tax expense for the year ended December 31, 1999 represents taxes assessed by certain state jurisdictions. Deferred income tax assets and liabilities related to these corporations are not material.

         The Company files separate federal and state income tax returns and is responsible for its share of taxable income (loss) of Charter Holdco as determined by partnership tax rules and regulations and Charter Holdco’s limited liability company agreement (see Note 2). Management does not expect the Company to pay any income taxes in the foreseeable future.

         The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets include net operating loss carryforwards and a temporary difference attributable to the investment in Charter Holdco of $48.5 million (generally expiring in years 2008 through 2021, and $15.2 million of which are subject to certain limitations on the Company’s ability to utilize) and $488.5 million, respectively, as of December 31, 2001. The deferred income tax assets were offset entirely by a valuation allowance because of current and expected future losses. While the Company believes its share of taxable income (loss) has been allocated to Charter properly and in accordance with partnership tax rules and regulations, management cannot guarantee that such allocations will not be challenged by taxing authorities. Any adjustments to the allocation of taxable income (loss) should not have a material impact on future income tax expense.

19. Related Party Transactions

         The following sets forth certain transactions in which the Company and its directors, executive officers and affiliates are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

Management and Consulting Arrangements

Management Arrangements

         Charter has entered into management arrangements with Charter Holdco and certain of its subsidiaries. Under these agreements, Charter provides management services for and operates the cable television systems owned or acquired by its subsidiaries. The management agreements covering the CC VI and CC VII companies limit management fees payable to Charter to 5% of gross revenues. Under the arrangement covering all of Charter’s other operating subsidiaries, there is no limit on the dollar amount or percentage of revenues payable as management fees. However, the total amount paid by Charter Holdco and all of its subsidiaries is limited to the amount necessary to reimburse Charter for all of its expenses, costs, losses, liabilities and damages paid or incurred by it in connection with the performance of its services under the various management agreements. The expenses subject to reimbursement include any fees Charter is obligated to pay under the mutual services agreement described below. Payment of management fees by Charter’s operating subsidiaries is subject to certain restrictions under the credit facilities of such subsidiaries. In the event any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries. Any deferred amount of the management fee will bear interest at the rate of 10% per annum, compounded annually, from the date it was due and payable until the date it is paid.

         For the years ended December 31, 2001, 2000 and 1999, Charter received a total of $6.2 million, $5.0 million and $0.8 million, respectively, as management fees from Charter Holdco and its subsidiaries, exclusive of amounts being paid to Charter Holdco pursuant to the mutual services agreement described below. The accounts and balances related to these fees eliminate in consolidation.

Mutual Services Agreement

         During 2001, pursuant to a mutual services agreement between Charter, Charter Holdco and Charter Investment, Charter Holdco leased the necessary personnel and provided services on a cost-reimbursement basis to Charter to manage its subsidiaries. The mutual services agreement provides that each party shall provide rights and services to the other parties as may be reasonably requested for the management of the entities involved and their subsidiaries, including the cable systems owned by their subsidiaries. The officers and employees of each party are available to the other parties to provide these rights and services, and all expenses and costs incurred in providing these rights and services are paid by Charter. Each of the parties will indemnify and hold harmless the other parties and their directors, officers and employees from and against any and all claims that may be made against any of them in connection with the mutual services agreement except due to its or their gross negligence or willful misconduct. The mutual services agreement expires on November 12, 2009, and may be terminated at any time by any party upon thirty days’ written notice to the other. For the years ended December 31, 2001, 2000 and 1999, Charter paid $50.7 million, $50.3 million and $50.7 million, respectively, to Charter Investment for services rendered pursuant to the mutual services agreement. All such amounts are reimbursable to Charter pursuant to a management arrangement with subsidiaries. The accounts and balances related to these services eliminate in consolidation.

Consulting Agreement

         Charter Holdco is a party to a consulting agreement with Vulcan Inc. (f/k/a Vulcan Northwest) and Charter Investment. Pursuant to this consulting agreement, Vulcan Inc. provides and, through January 2001, Charter Investment provided, advisory, financial and other consulting services with respect to the acquisitions by Charter Holdco of the business, assets or stock of other companies. Such services include participation in the evaluation, negotiation and implementation of these acquisitions. The original agreement had an expiration date of December 31, 2000, but has and will continue to automatically renew for successive one-year terms unless otherwise terminated. The consulting agreement provides for a fee equal to 1% of the aggregate value of any acquisition by Charter Holdco or any of its affiliates, for which Vulcan provides services, as well as reimbursement of reasonable out-of-pocket expenses incurred and indemnification. For the years ended December 31, 2001, 2000 and 1999, no fees were incurred with respect to these consulting services. Because Charter Investment personnel became employees of Charter Holdco effective January 1, 2001, Charter Investment no longer provides services pursuant to the terms of the agreement.

Previous Management Agreement with Charter Investment

         Prior to November 12, 1999, Charter Investment provided management and consulting services to the Company’s operating subsidiaries for a fee equal to 3% of the gross revenues of the systems then owned, plus reimbursement of expenses. The balance of management fees payable under the previous management agreement was accrued with payment at the discretion of Charter Investment, with interest payable on unpaid amounts. For the year ended December 31, 2001, the Company’s subsidiaries did not pay any fees to Charter Investment to reduce management fees payable. As of December 31, 2001 and 2000, total management fees payable to Charter Investment were $13.8 million and $13.8 million, respectively, exclusive of any interest that may be charged.

Allocation of Business Opportunities with Mr. Allen

         Mr. Allen and a number of his affiliates have interests in various entities that provide services or programming to the Company’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, the Company and Charter Holdco, under the terms of their respective organizational documents, may not, and may not allow their subsidiaries to, engage in any business transaction outside the cable transmission business except for the digeo, inc. joint venture; the joint venture to develop a digital video recorder set-top terminal; the investment in HSA; the investment in Cable Sports Southeast, LLC, a provider of regional sports programming; as an owner and operator of the business of Interactive Broadcaster Services Corporation (Chat TV); an investment in @Security Broadband Corp., a company developing broadband security applications; and incidental businesses engaged in as of the closing of the Company’s initial public offering in November 1999. This restriction will remain in effect until all of the shares of the Company’s high-vote Class B common stock have been converted into shares of Class A common stock due to Mr. Allen’s equity ownership falling below specified thresholds.

         Should the Company or Charter Holdco or any of their subsidiaries wish to pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to pursue the business transaction and consents to the Company or its subsidiaries engaging in the business transaction, they will be able to do so. In any such case, the restated certificate of incorporation of the Company and the amended and restated limited liability company agreement of Charter Holdco would be amended accordingly to modify the current restrictions on the ability of such entities to engage in any business other than the cable transmission business. The cable transmission business means the business of transmitting video, audio, including telephony, and data over cable television systems owned, operated or managed by the Company, Charter Holdco or any of their subsidiaries from time to time.

         Under Delaware corporate law, each director of the Company, including Mr. Allen, is generally required to present to the Company, any opportunity he or she may have to acquire any cable transmission business or any company whose principal business is the ownership, operation or management of cable transmission businesses, so that the Company may determine whether it wishes to pursue such opportunities. However, Mr. Allen and the other directors generally will not have an obligation to present other types of business opportunities to the Company and they may exploit such opportunities for their own account.

         As described in Note 2, the amended and restated limited liability company agreement of Charter Holdco contains certain provisions regarding the allocation of tax losses and profits among its members, including Vulcan Cable III, Charter Investment and the Company that may result in different tax consequences than would otherwise occur if Charter Holdco had allocated profits and losses among its members based generally on the number of common membership units.

Other Relationships

         David L. McCall, Senior Vice President — Operations — Eastern Division, is a partner in a partnership that leases office space to the Company. The partnership received approximately $0.1 million, $0.1 million and $0.2 million pursuant to such lease and related agreements for the years ended December 31, 2001, 2000 and 1999. In addition, approximately $0.6 million, $0.5 million and $0.6 million was paid to a construction company controlled by Mr. McCall’s brother and $0.5 million, $0.3 million and $0 to a construction company controlled by Mr. McCall’s son for the years ended December 31, 2001, 2000 and 1999, respectively.

         Mr. Wood resigned as a director in December 2001. A company controlled by Mr. Wood that owned an airplane reimbursed the Company for the full annual cost of two individuals qualified to operate the plane, who were otherwise available to the Company in connection with its own flight operations. For each of the years ended December 31, 2001, 2000 and 1999, Mr. Wood’s affiliate owed the Company $0.1 million for annual compensation to the pilots. In addition, Mr. Wood also used the Company’s airplane for occasional personal use in 2001, the value of which was insignificant.

         Additionally in 1999, one of Mr. Wood’s daughters, who resigned as a Vice President of Charter Holdco in February 2002, received a bonus in the form of a three-year promissory note bearing interest at 7% per year. One-third of the original outstanding principal amount of the note and interest were forgiven as long as she remained employed by Charter Holdco at the end of each of the first three anniversaries of the issue date in February 1999. The amount of principal and interest forgiven on this note for the years ended December 31, 2001 and 2000 was $0.1 million , and the outstanding balance on the note was forgiven effective as of February 22, 2002. Another daughter of Mr. Wood received approximately $0.1 million during the year ended December 31, 2001 for event planning services performed by her company.

         Companies controlled by Mr. Nathanson, a director of the Company, leased certain office space in Pasadena, California, and warehouse space in Riverside, California, to the Company’s subsidiaries. For the Pasadena office lease, which the Company terminated in April 2001 in exchange for a payment of $0.6 million, aggregate rent of $0.2 million was paid for the period from January 1, 2001 to April 2001 and $0.4 million was paid during the year ended December 31, 2000. For the Riverside warehouse space, aggregate rent paid for each of the years ended December 31, 2001 and 2000 was $0.2 million.

Business Relationships

         Mr. Allen or his affiliates own equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with services or programming. Among these entities are Wink Communications, Inc. (Wink), TechTV Inc. (TechTV), USA Networks, Inc. (USA Networks), Oxygen Media Corporation (Oxygen Media), digeo, inc., Microsoft Corporation and HSA. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (Vulcan Ventures) and Vulcan Inc. and is the president of Vulcan Ventures. Mr. Savoy is also a vice president and a director of Vulcan Ventures. The various cable, Internet and telephony companies in which Mr. Allen has invested may mutually benefit one another. The agreements governing the Company’s relationship with digeo, inc. are an example of a cooperative business relationship among his affiliated companies. The Company can give no assurance, nor should you expect, that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

         Mr. Allen and his affiliates have made, and in the future likely will make, numerous investments outside of the Company and its business. The Company cannot assure that, in the event that the Company or any of its subsidiaries enter into transactions in the future with any affiliate of Mr. Allen, such transactions will be on terms as favorable to the Company as terms it might have obtained from an unrelated third party. Also, conflicts could arise with respect to the allocation of corporate opportunities between the Company and Mr. Allen and his affiliates. The Company has not instituted any formal plan or arrangement to address potential conflicts of interest.

Vulcan Ventures

         Vulcan Ventures, the Company, Charter Investment and Charter Holdco are parties to an agreement dated September 21, 1999 regarding the right of Vulcan Ventures to use up to eight of the Company’s digital cable channels in consideration of a capital contribution of $1.325 billion that was received during 1999. Specifically, the Company will provide Vulcan Ventures with exclusive rights for carriage of up to eight digital cable television programming services or channels on each of the digital cable television systems with local, and to the extent available, national control of the digital product owned, operated, controlled or managed by the Company or Charter Holdco now or in the future of 550 megahertz or more. If the system offers digital services but has less than 550 megahertz of capacity, then the programming services will be equitably reduced. Upon request of Vulcan Ventures, the Company will attempt to reach a comprehensive programming agreement pursuant to which it will pay the programmer, if possible, a fee per digital subscriber. If such fee arrangement is not achieved, then the Company and the programmer shall enter into a standard programming agreement. As of December 31, 2001, Vulcan Ventures did not use any channels.

High-Speed Access

         HSA has been a provider of high-speed Internet access services over cable modems. During the period from 1997 to 2000, certain Charter Communications entities entered into Internet-access related service agreements, and both Vulcan Ventures and certain of the Company’s subsidiaries made equity investments in HSA.

         On September 28, 2001, Charter Holdco and HSA entered into an asset purchase agreement pursuant to which Charter Holdco agreed to purchase from HSA the contracts and associated assets, and assume related liabilities, that serve the Company’s customers, including a customer contact center, network operations center and provisioning software. On December 20, 2001, Charter Holdco assigned certain of its rights under the asset purchase agreement and certain related agreements to its subsidiary, CC Systems, LLC. The transaction closed in the first quarter of 2002. At the closing, CC Systems wired funds in the amount of $77.5 million to HSA and delivered 37,000 shares of HSA’s Series D convertible preferred stock and all of the warrants to buy HSA common stock owned by Charter Holdco and HSA purchased 38,000 shares of its Series D convertible preferred stock from Vulcan Ventures for $8.0 million. Charter Holdco obtained a fairness opinion from a qualified investment-banking firm regarding the valuation of the assets purchased by CC Systems pursuant to the asset purchase agreement. Concurrent with the transaction closing, HSA purchased all of the stock held by Vulcan Ventures, and certain of the agreements between the Company’s subsidiaries and HSA, including the programming content agreement, the services agreement, the systems access agreement, the 1998 network services agreement and the May 2000 network services agreement, each as described in more detail below, were terminated. As of December 31, 2001 and 2000, the carrying value of Charter’s investment in HSA, including warrants and preferred stock, was zero and $38.2 million, respectively.

         On September 28, 2001, in connection with the asset purchase agreement with HSA, Charter Holdco and HSA entered into a license agreement pursuant to which Charter Holdco granted HSA the right to use certain intellectual property to be sold by HSA to Charter Holdco. HSA does not pay any fees under the agreement. The domestic portion of the license terminates on June 30, 2002, and the international portion of the license will expire on February 2, 2005. Concurrently with the license agreement, HSA and the Company entered into a services agreement, pursuant to which the Company agreed to perform certain management services formerly performed by HSA. This agreement terminated at closing.

         In 2001, Charter Holdco was a party to a systems access and investment agreement with Vulcan Ventures and HSA and a related network services agreement with HSA. These agreements provided HSA with exclusive access to at least 750,000 of the Company’s homes that had either an installed cable drop from the Company’s cable system or that were eligible for a cable drop by virtue of the Company’s cable system passing the home. The term of the network services agreement was, as to a particular cable system, five years from the date revenue billing commenced for that cable system. The programming content agreement provided each of Vulcan Ventures and HSA with a license to use certain content and materials of the other on a non-exclusive, royalty-free basis. The revenues the Company earned from HSA for the years ended December 31, 2001, 2000 and 1999 were approximately $7.8 million, $1.6 million and $0.2 million, respectively.

         Additionally, Charter Holdco, as the assignee of Vulcan Ventures, held warrants that were amended and restated on May 12, 2000, giving Charter Holdco the right to purchase up to 12,000,000 shares of HSA common stock at an exercise price of $3.23 per share. A portion of the warrants could be earned under the agreements described above, and the other portion related to warrants that could be earned under a network agreement entered into with HSA on May 12, 2000, described below. Warrants earned under the agreements described above became vested at the time systems were committed by the Company and were based upon the number of homes passed. Warrants under these agreements could only be earned until July 31, 2003, and were earned at the rate of 1.55 shares of common stock for each home passed in excess of 750,000. Warrants earned under the agreements described above were exercisable until May 25, 2006. Such warrants were subject to forfeiture in certain circumstances, generally if the Company withdrew a committed system.

         On May 12, 2000, the Company entered into a second network services agreement with HSA, which was assigned by the Company to Charter Holdco on August 1, 2000. Under the terms of the May 12, 2000 network services agreement, the Company agreed to commit a total of 5,000,000 homes passed, including all homes passed in systems previously committed by the Company, to HSA (other than full turnkey systems), on or prior to May 12, 2003. With respect to each system launched or intended to be launched, the Company paid a per customer fee to HSA according to agreed pricing terms. In addition, the Company will also compensate HSA for services that exceed certain minimum thresholds. For the years ended December 31, 2001, 2000 and 1999, the Company paid HSA approximately $12.9 million, $5.3 million and $1.1 million, respectively, under this agreement and the 1998 network services agreement.

         Warrants earned under the May 12, 2000 network services agreement vested at the time the Company authorized HSA to proceed with respect to a system, and were based upon the number of homes passed in such system. With respect to the initial total 5,000,000 homes passed, the warrant provided that Charter Holdco would have the right to purchase 0.775 shares of common stock for every home passed. With respect to any additional homes passed in excess of 5,000,000, the warrant provided that Charter Holdco would have the right to purchase 1.55 shares of common stock for every home passed. Warrants earned under the agreement were exercisable until seven and a half years from the date they were earned, and generally were not subject to forfeiture. HSA had agreed to increase the number of shares of common stock subject to the amended and restated warrant, upon Charter Holdco’s request, if the number of warrants earned exceeded 11,500,000. The May 2000 network services agreement with HSA had a term of five years starting in May 2000. All of the warrants earned under the network services agreements described above, were cancelled in connection with the closing of the asset purchase agreement.

         On December 5, 2000, pursuant to a preferred stock purchase agreement entered into as of October 19, 2000, one of the Company’s subsidiaries, Charter Communications Ventures, LLC, and Vulcan Ventures purchased 37,000 shares and 38,000 shares, respectively, of Series D convertible preferred stock of HSA for $37.0 million and $38.0 million, respectively. In connection with their acquisition of the Series D convertible preferred stock, Charter Communications Ventures and Vulcan Ventures were granted certain preemptive, first refusal, registration and significant board representation rights as part of the transaction. At the closing of the asset acquisition from HSA, CC Systems delivered to HSA the 37,000 shares of Series D convertible preferred stock acquired by Charter Communications Ventures and HSA purchased from Vulcan Ventures its Series D convertible preferred stock.

         Immediately prior to the acquisition from HSA, Vulcan Ventures owned 20,222,139 shares of common stock and 38,000 shares of Series D convertible preferred stock of HSA, Charter Communications Ventures owned 37,000 shares of Series D convertible preferred stock and Charter Holdco held warrants convertible into 2,650,659 shares of common stock. If all shares of preferred stock and warrants owned by affiliates of Mr. Allen were converted into common stock, then Mr. Allen, through such affiliates, would have beneficially own 48.5% of the common stock of HSA as of January 23, 2002. All equity interests in HSA held by Charter Communications Ventures, Vulcan Ventures and Charter Holdco were cancelled, pursuant to the closing of the asset purchase agreement.

WorldGate/TVGateway

         WorldGate Communications, Inc. (WorldGate) is a provider of Internet access through cable systems. The Company has an affiliation agreement with WorldGate for an initial term which expires in November 2002. The agreement automatically renews for additional successive two-year periods upon expiration of the initial five-year term, unless terminated by either party for failure of the other party to perform any of its obligations or undertakings required under the agreement. The Company started offering WorldGate service in 1998. Pursuant to the agreement, the Company agreed to deploy the WorldGate Internet access service within a portion of its cable systems and to install the appropriate headend equipment in all of its major markets in those systems. Major markets for purposes of this agreement include those in which the Company has more than 25,000 customers. The Company incurs the cost for the installation of headend equipment. In addition, to the extent the Company determines that it is economically practical, it has agreed to use its reasonable best efforts to deploy such service in all non-major markets that are technically capable of providing interactive pay-per-view service. When WorldGate has a telephone return path service available, the Company will, if economically practical, use all reasonable efforts to install the appropriate headend equipment and deploy the WorldGate service in its remaining markets. The Company has also agreed to market the WorldGate service within its market areas. The Company pays a monthly subscriber access fee to WorldGate based on the number of subscribers to the WorldGate service. The Company has the discretion to determine what fees, if any, it will charge its subscribers for access to the WorldGate service. For the year ended December 31, 2001, the Company paid WorldGate approximately $1.7 million, consisting of $1.5 million for equipment purchases and $0.2 million for subscriber access fees. The Company charged its subscribers approximately $0.3 million for Internet access for the year ended December 31, 2001. For the year ended December 31, 2000, the Company paid WorldGate approximately $5.1 million, consisting of $5.0 million for equipment purchases and $0.1 million for subscriber access fees. The Company charged its subscribers approximately $0.4 million for Internet access for the year ended December 31, 2000. For the year ended December 31, 1999, the Company paid WorldGate approximately $0.8 million, primarily pertaining to the purchase of equipment. The Company charged its subscribers approximately $0.3 million for the year ended December 31, 1999.

         On July 25, 2000, Charter Holdco entered into a joint venture, named TVGateway, LLC, with WorldGate and several other cable operators to develop and deploy a server-based interactive program guide. Charter Holdco initially invested $850,000, providing it a 16.25% ownership interest in the joint venture and through subsequent investments of $1.0 million and $3.0 million in 2000 and 2001, respectively, increased its ownership interest to 17.63% as of December 31, 2001. Charter Holdco’s investment in TVGateway totaled approximately $2.6 million as of December 31, 2001. For the first four years after the formation of TVGateway, Charter Holdco will earn additional ownership units, up to a maximum of 750,000 ownership units, as the interactive program guide is deployed to the Company’s customers. In August 2000, Charter Holdco purchased 31,211 shares of common stock of WorldGate at $16.02 per share for a total purchase price of $500,000. As a result of this purchase, Charter Holdco received a $125,000 credit from WorldGate against future equipment purchases relating to the deployment of its service. Additionally, WorldGate granted Charter Holdco warrants to purchase up to 500,000 shares of WorldGate common stock for a period of seven years at a exercise price of $24.78. For a period of three years from the date of closing, Charter Holdco will also be issued warrants to purchase common stock of WorldGate based on the number of two-way digital homes passed in the systems in which Charter Holdco has deployed WorldGate service. As of December 31, 2001, Charter Holdco had earned 27,853 warrants, but has not yet received documentation evidencing them. The Company holds additional warrants to purchase 263,353 shares of WorldGate common stock for $10.65 per share, which expire on June 30, 2002. The Company also owns 107,554 shares of WorldGate common stock for which it paid a total of $1.5 million. As of December 31, 2001 and 2000, the carrying value of the Company's investment in WorldGate was approximately $183,000 and $529,000, respectively, and the carrying value of the Company's investment in TVGateway was approximately $2.6 million and $1.1 million, respectively.

Wink

         Wink offers an enhanced broadcasting system that adds interactivity and electronic commerce opportunities to traditional programming and advertising. Viewers can, among other things, find news, weather and sports information on-demand and order products through use of a remote control.

         Charter Holdco is party to a June 7, 2001 cable affiliation agreement for a three year term with Wink, which was amended in October 2001 and in March 2002. The agreement has three one year renewal options at our discretion. Pursuant to the agreement, Wink granted the Company a non-exclusive license to use the Wink software to deliver the enhanced broadcasting services to its cable systems. Charter Holdco agreed to make commercially reasonable efforts to deploy the Wink services to three million subscribers, for which it is eligible to receive a launch fee for transactions generated by the Company’s customers. Wink has also agreed to issue Charter Holdco one million shares of Wink common stock subject to finalization of a grant agreement. As a result of this stock grant, Charter Holdco will have an equity ownership in Wink that exceeds 5%. Under the amended agreement we agreed to pay a fee for the license grant and Wink agreed to purchase an advertising package during 2002 and 2003. At December 31, 2001, Vulcan Ventures had an approximate 2% equity interest in Wink.

TechTV

         TechTV operates a cable television channel which broadcasts shows about technology and the Internet. Pursuant to a carriage agreement terminating in 2008, TechTV has provided the Company with programming for broadcast via its cable television systems. Carriage fee amounts per subscriber are determined based on the percentage of subscribers in a particular system receiving the services. These fees will be waived for systems with higher penetration levels until December 31, 2003, and were waived for systems with lower penetration levels through April 30, 2001. In certain circumstances, the Company is entitled to a percentage of TechTV’s net product revenues from infomercials and home shopping and attributed to their carriage of the service. Additionally, the Company receives incentive payments for channel launches through December 31, 2003. TechTV may not offer its services to any other cable operator which serves the same or fewer number of customers at a more favorable rate or on more favorable carriage terms. For the year ended December 31, 2001, the Company received $9.4 million from TechTV under the carriage agreement which are included in other revenues in the accompanying consolidated statements of operations.

         On February 5, 1999, Vulcan Programming, which is 100% owned by Mr. Allen, acquired a one-third interest in TechTV. In January 2000, Vulcan Programming acquired an additional 64% in TechTV for $204.8 million. Mr. Savoy is the president and a director of Vulcan Programming. As of December 31, 2001, Vulcan Programming’s interest in TechTV was approximately 97.7%. The remaining approximate 2.3% of TechTV is owned by its management and employees. Mr. Wangberg, one of the Company’s directors, is the chairman and chief executive officer and a director of TechTV. Although Mr. Wangberg has announced his intent to resign as the chief executive officer of TechTV when his successor is named, he will remain with TechTV as a director. In September 2000 Mr. Wangberg sold his approximately 2.63% equity interest in TechTV to Vulcan Programming and in April 2001 his remaining 1.37% interest was redeemed by TechTV. Mr. Allen is a director of TechTV and Mr. Savoy is a director and Vice President of TechTV.

USA Networks / Home Shopping Network

         USA Networks operates the USA Network, The Sci-Fi Channel, Trio and World News International cable television networks. USA Networks also operates Home Shopping Network, which is a retail sales program available via cable television systems. Pursuant to an agreement terminating in 2005, Charter Holdco is a party to a non-exclusive affiliation agreement with USA Networks for the cablecast of USA Network programming. For the years ended December 31, 2001, 2000 and 1999, Charter Holdings received approximately $12.1 million, $26.5 million and $1.8 million, respectively, from USA Networks under the affiliation agreement and for commissions from USA Networks for home shopping sales generated by its customers and/or promotion of the Home Shopping Network which are included in other revenues in the accompanying consolidated statements of operations. For the years ended December 31, 2001, 2000 and 1999, the Company paid USA Networks approximately $39.3 million, $25.0 million and $16.7 million, respectively, for cable television programming. Mr. Allen and Mr. Savoy are directors of USA Networks. As of December 31, 2001, Mr. Allen owned approximately 5% and Mr. Savoy owned less than 1% of the common stock of USA Networks.

Oxygen Media Corporation

         Oxygen Media provides programming content aimed at the female audience for distribution over the Internet and cable television systems. Oxygen Media programming content is currently available to approximately 2 million of the Company’s customers. For the year ended December 31, 2001, the Company paid Oxygen Media approximately $2.7 million for programming content. Mr. Savoy, a director of the Company and Charter Holdco, serves on the board of directors of Oxygen Media. As of February 8, 2002, through Vulcan Programming, Mr. Allen owns an approximate 34.2% interest in Oxygen Media (51.2% assuming exercise of all warrants held by Vulcan Programming but no exercise of warrants or options by other holders).

Replay TV Joint Venture

         Charter Communications Ventures was party to a joint venture with General Instrument Corporation (doing business as Broadband Communications Sector of Motorola, Inc.), Replay TV Inc. and Interval Research Corporation, an entity controlled by Mr. Allen, to develop and integrate digital video recording capabilities in advanced digital set-top boxes. The joint venture focused on creating a set-top based digital recording platform designed for storing video, audio and Internet content. Prior to the dissolution of the joint venture in 2001, Charter Communications Ventures received management fees of

$1.3 million for the year ended December 31, 2001 which are included in other revenues in the accompanying consolidated statements of operations.

Purchase of Certain Enstar Limited Partnership Systems

         On August 29, 2001, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Holdings, entered into an agreement to purchase substantially all of the assets of Enstar Income Program II-2, L.P., Enstar Income Program II-1, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P. and Enstar Cable of Macoupin County and certain assets of Enstar IV/PBD Systems Venture. Enstar Communications Corporation, a direct subsidiary of Charter Holdco, is the general partner of the Enstar limited partnerships. The cash sale price of approximately $63.0 million, subject to certain closing adjustments, was the highest bid received by the Enstar limited partnerships following a broadly-based solicitation process. The Company expects the transaction will close in the first half of 2002.

         In addition, Enstar Cable Corporation, the manager of the Enstar limited partnerships through a management agreement, engaged Charter Holdco to manage the Enstar limited partnerships. Pursuant to the management agreement, Charter Holdco provides management services to the Enstar limited partnerships in exchange for management fees. The Enstar limited partnerships also purchase basic and premium programming for their systems at cost from Charter Holdco. For the year ended December 31, 2001, the Enstar limited partnerships paid Charter Holdco $2.1 million for management services which are included in other revenues in the accompanying consolidated statements of operations.

         With the exception of Mr. Allen, all of the executive officers of the Company, Charter Holdco and Charter Holdings act as officers of Enstar Communications Corporation.

Portland Trail Blazers

         On October 7, 1996, the former owner of the Company’s Falcon cable systems entered into a letter agreement and a cable television agreement with Trail Blazers Inc. for the cable broadcast in the metropolitan area surrounding Portland, Oregon of pre-season, regular season and playoff basketball games of the Portland Trail Blazers, a National Basketball Association team. Mr. Allen is the 100% owner of the Portland Trail Blazers and Trail Blazers Inc. After the Company’s acquisition of the Falcon cable systems in November 1999, the Company continued to operate under the terms of these agreements until their termination on September 30, 2001. Under the letter agreement, Trail Blazers Inc. was paid a fixed fee for each subscriber in areas directly served by the Falcon cable systems. Under the cable television agreement, the Company shared subscription revenues with Trail Blazers Inc. The Company paid approximately $1.1 million for each of the two years ended December 31, 2001 and 2000 and $0.2 million for the year ended December 31, 1999 in connection with the cable broadcast of Portland Trail Blazers basketball games under the October 1996 cable television agreement.

         On July 1, 2001, Charter Holdco and Action Sports Cable Network, which is 100% owned by Mr. Allen, entered into a new carriage agreement for a five year term, which became effective on October 1, 2001 with the expiration of the previous agreement. Under the July 2001 carriage agreement, Charter Holdco pays Action Sports a fixed fee for each subscriber receiving the Action Sports programming, which covers sporting events in the Pacific Northwest, including the Portland Trail Blazers, the Seattle Seahawks, a National Football League team, and the Portland Fire, a Women’s National Basketball Association team. For the year ended December 31, 2001, the Company had paid $0.4 million under the July 2001 agreement.

digeo, inc.

         Vulcan Ventures, an entity controlled by Mr. Allen, owns an approximate 67% interest in digeo, inc (digeo). Digeo provides a television-based Internet access service that combines Internet access with the convenience of the television. The digeo product is a “portal,” which is an Internet web site that serves as a user’s initial point of entry to the World Wide Web. The portal generates revenues from advertising on its own web pages and by sharing revenues generated by linked or featured web sites. Digeo, inc. has a license agreement with Microsoft for software used in the digeo set top companion. Fees under this license agreement are passed on to the Company through its agreement with digeo. As of December 31, 2001, the carrying value of the Company's investment was approximately $599,000.

         On March 5, 2001, the Company finalized an exclusive carriage agreement with digeo interactive, LLC, which will function as its television-based Internet portal for an initial six-year period. In connection with the execution of the carriage agreement on March 5, 2001, the Company’s wholly owned subsidiary, Charter Communications Ventures, LLC, received an equity interest in digeo funded by Vulcan Ventures Incorporated’s contribution of approximately $21.2 million, which is subject to a priority return of capital to Vulcan up to the amount so funded. Vulcan also agreed to make, through January 24, 2004, certain additional contributions through Digeo Broadband Holdings, LLC to acquire digeo equity in order to maintain Charter Venture’s pro rata interest in digeo in the event of certain future digeo equity financings by the founders of digeo. These additional equity interests will also be subject to a priority return of capital to Vulcan up to the amount so contributed. On September 27, 2001, the Company and digeo amended the March 2001 carriage agreement. Pursuant to the amendment, digeo will provide the content for enhanced Wink interactive television services to the Company (the “digeo™ Basic Service”). In order to provide the digeo Basic Services, digeo sublicensed certain Wink technologies to the Company. The Company will share in the revenues generated by the digeo Basic Services. For the year ended December 31, 2001, no amounts were received by the Company for its portion of shared revenues.

         Messrs. Allen, Savoy and Vogel are directors of digeo. Mr. Kent, the Company’s former director, served on the board of digeo. Mr. Savoy serves on the compensation committee of digeo. Each of Mr. Savoy and Mr. Vogel owns 10,000 options to purchase shares of digeo common stock.

drugstore.com

         The Company is party to an advertising agreement with drugstore.com pursuant to which it will carry advertising of drugstore.com beginning in 2002. Mr. Allen owns less than 5% of the outstanding equity of drugstore.com and Mr. Savoy acts as a director for drugstore.com.

ADC Telecommunications Inc.

         During the year ended December 31, 2001, the Company purchased approximately $3.0 million in equipment from ADC Telecommunications, which provides broadband access and network equipment. Mr. Wangberg acts as a director for ADC Telecommunications.

20. Commitments and Contingencies

Leases

         The Company leases certain facilities and equipment under noncancellable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2001, 2000 and 1999, were $22.7 million, $14.2 million and $11.2 million, respectively. As of December 31, 2001, future minimum lease payments are as follows:

Year	Amount

2002	$17,130

2003	12,687

2004	9,549

2005	7,918

2006	6,574

Thereafter	18,712

         The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2001, 2000 and 1999, was $33.3 million, $31.6 million and $14.3 million, respectively.

Litigation

         The Company is party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, and taking into account recorded liabilities, the outcome of these lawsuits and claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Regulation in the Cable Industry

         The operation of a cable system is extensively regulated by the Federal Communications Commission (FCC), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

         The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company’s operations.

         The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. During 2001 and 2000, the amounts refunded by the Company have been insignificant. The Company may be required to refund additional amounts in the future.

21. Employee Benefit Plan

         The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 15% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) plan totaling $8.5 million, $6.1 million and $2.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

22. New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, No. 142, “Goodwill and Other Intangible Assets” and No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and was adopted by the company on July 1, 2001. Adoption of SFAS No. 141 did not have a significant impact on the consolidated financial statements of the Company.

         Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS Nos. 141 and 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. The Company believes that substantially all franchises will qualify for indefinite life treatment under the new standard. While the analysis, including the impairment testing of franchises required under the new standard, is not complete, the Company expects to stop amortizing franchise intangible assets that meet the indefinite life treatment beginning January 1, 2002. The Company will test these assets for impairment at least annually. Other than during any periods in which the Company may record a charge for impairment, the Company expects that the adoption of SFAS No. 142 will result in a reduced loss as a result of reduced amortization expense. If the new standard had been in effect for 2001, amortization expense would have been reduced by approximately $1.2 billion to $1.3 billion.

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

23. Parent Company Only Financial Statements

         As the result of limitations on and prohibitions of distributions, substantially all of the net assets of the consolidated subsidiaries are restricted for distribution to Charter, the parent company. The following condensed parent-only financial statements of Charter account for the investment in Charter Holdco under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto.

Charter Communications, Inc. (Parent Company Only)

Condensed Balance Sheets

	December 31,

	2001	2000

	(dollars in thousands)
ASSETS

Cash and cash equivalents	$5	$465

Receivable from related party	13,561	—

Other current assets	211	464

Investment in Charter Holdco	2,912,358	4,227,531

Notes receivable from Charter Holdco	1,382,500	750,000

	$4,308,635	$4,978,460

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$13,777	$—

Payables to related party	—	929

Convertible notes	1,382,500	750,000

Redeemable securities	—	1,104,327

Preferred stock – redeemable	50,566	—

Shareholders’ equity	2,861,792	3,123,204

Total liabilities and shareholders’ equity	$4,308,635	$4,978,460

Charter Communications, Inc. (Parent Company Only)

Condensed Statements of Operations

	Year Ended December 31,

	2001	2000	1999

	(dollars in thousands)
REVENUES

Interest income	$60,280	$9,222	$570

Management fees	6,188	4,957	716

Total revenues	66,468	14,179	1,286

EXPENSES

Equity in losses of Charter Holdco	(1,178,646)	(828,650)	(66,229)

General and administrative expenses	(6,188)	(4,957)	(716)

Interest expense	(59,311)	(9,222)	(570)

Total expenses	(1,244,145)	(842,829)	(67,515)

Net loss	(1,177,677)	(828,650)	(66,229)

Dividend on preferred equity	(969)	—	—

Net loss after preferred dividends	$(1,178,646)	$(828,650)	$(66,229)

Charter Communications, Inc. (Parent Company Only)

Condensed Statements of Cash Flows

	Year Ended December 31,

	2001	2000	1999

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,178,639)	$(828,650)	$(66,229)

Equity in losses of Charter Holdco	1,178,639	828,650	66,229

Changes in operating assets and liabilities	(460)	(18,904)	19,369

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in and receivables from Charter Holdco	(632,500)	(750,000)	(3,290,436)

Payment for acquisition	—	—	(258,434)

Investment in Charter Holdco	(1,224,712)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Class B common stock to Mr. Allen	—	—	950

Net proceeds from initial public offering of common stock	—	—	3,547,920

Issuance of convertible notes	632,500	750,000	—

Net proceeds from issuance of common stock	1,218,313	—	—

Other	6,399	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(460)	(18,904)	19,369

CASH AND CASH EQUIVALENTS, beginning of year	465	19,369	—

CASH AND CASH EQUIVALENTS, end of year	$5	$465	$19,369

24. Unaudited Quarterly Financial Data

         The following table presents selected historical quarterly financial information for the Company. This information is derived from unaudited quarterly financial statements of the Company and includes, in the opinion of management, only normal and recurring adjustments that the Company considers necessary for a fair presentation of the results for such periods.

	Year ended December 31, 2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$873,797	$928,475	$1,043,844	$1,107,016

Loss from operations	(314,003)	(297,748)	(250,813)	(333,291)

Loss before minority interest	(684,660)	(636,649)	(680,038)	(654,569)

Net loss	(280,698)	(273,865)	(317,427)	(305,687)

Basic and diluted loss per common share	(1.20)	(1.07)	(1.08)	(1.04)

Weighted-average shares outstanding	233,777,675	255,027,543	294,250,549	294,384,003

	Year ended December 31, 2000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$721,604	$794,780	$838,961	$893,877

Loss from operations	(224,273)	(241,047)	(237,337)	(268,777)

Loss before minority interest	(449,620)	(494,136)	(523,464)	(587,725)

Net loss	(180,714)	(196,821)	(210,018)	(241,097)

Basic and diluted loss per common share	(0.81)	(0.89)	(0.93)	(1.03)

Weighted-average shares outstanding	221,917,083	222,089,746	224,965,289	233,738,668

25. Subsequent Events

         In January 2002, Charter Holdings and Charter Capital issued senior notes with an aggregate principal amount at maturity of $1.1 billion. The January 2002 Charter Holdings notes are comprised of $350.0 million 9.625% senior notes due 2009, $300.0 million 10.000% senior notes due 2011, and $450.0 principal amount at maturity of 12.125% senior discount notes due 2012. The net proceeds of approximately $872.8 million, were used to repay a portion of the amounts outstanding under the revolving credit facilities of the Company’s subsidiaries.