Form 10-Q
period 2002-06-30
CHARTER COMMUNICATIONS INC /MO/
filed 2002-08-06
CIK 1091667

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    000-27927

Charter Communications, Inc.
(Exact name of registrants as specified in their charters)

Delaware	43-1857213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
(Address of principal executive offices including zip code)

(314) 965-0555
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    Number of shares of Class A common stock outstanding as of August 5, 2002: 294,646,658

    Number of shares of Class B common stock outstanding as of August 5, 2002: 50,000

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended June 30, 2002
Table of Contents

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

  our plans to achieve growth by offering advanced products and services;
  our anticipated capital expenditures for our upgrades and new equipment and facilities;
  our ability to fund capital expenditures and any future acquisitions;
  the effects of governmental regulation on our business;
  our ability to compete effectively in a highly competitive and changing environment;
  our ability to sustain basic customers;
  our ability to obtain programming as needed and at reasonable prices;
  our ability to continue to do business with existing vendors, particularly high-tech companies that do not have a long operating history; and
  general business and economic conditions, particularly in light of the uncertainty stemming from the armed conflict related to the September 11, 2001 terrorist activities in the United States.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

Independent Accountants' Review Report

The Board of Directors and Shareholders

Charter Communications, Inc.:

We have reviewed the accompanying consolidated balance sheet of Charter Communications, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. The financial statements of Charter Communications, Inc. and subsidiaries as of December 31, 2001, were audited by other auditors whose report thereon dated January 29, 2002, expressed an unqualified opinion on those statements.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

St. Louis, Missouri

August 1, 2002

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     June 30,     December 31,
                                                                                       2002          2001 *
                                                                                   ------------  ------------
                                                                                   (Unaudited)
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..................................................... $      6,552  $      1,679
   Accounts receivable, less allowance for doubtful accounts of                             --            --
     $22,074 and $32,866, respectively...........................................      231,066       290,504
   Receivables from related party................................................        6,782         4,634
   Prepaid expenses and other current assets.....................................       69,262        70,362
                                                                                   ------------  ------------
         Total current assets....................................................      313,662       367,179
                                                                                   ------------  ------------
INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated
     depreciation of $2,390,134 and $2,009,195, respectively.....................    7,313,082     7,149,483
   Franchises, net of accumulated amortization
     of $3,192,610 and $3,188,384, respectively..................................   17,175,085    17,138,774
                                                                                   ------------  ------------
         Total investment in cable properties, net...............................   24,488,167    24,288,257
                                                                                   ------------  ------------
OTHER ASSETS.....................................................................      373,037       306,388
                                                                                   ------------  ------------
        Total assets............................................................. $ 25,174,866  $ 24,961,824
                                                                                   ============  ============
                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses......................................... $  1,160,712  $  1,374,994
                                                                                   ------------  ------------
         Total current liabilities...............................................    1,160,712     1,374,994
                                                                                   ------------  ------------
LONG-TERM DEBT...................................................................   17,572,357    16,342,873
DEFERRED MANAGEMENT FEES - RELATED PARTY.........................................       13,751        13,751
OTHER LONG-TERM LIABILITIES......................................................      373,650       341,057
MINORITY INTEREST................................................................    3,523,913     3,976,791
PREFERRED STOCK - REDEEMABLE; $.001 par value; 1 million                                    --            --
    shares authorized; 505,664 shares issued and outstanding.....................       50,566        50,566
SHAREHOLDERS' EQUITY:
   Class A common stock; $.001 par value; 1.75 billion shares authorized;
      294,646,658 and 294,536,830 shares issued and outstanding, respectively....          295           294
   Class B common stock; $.001 par value; 750 million
     shares authorized; 50,000 shares issued and outstanding.....................           --            --
   Preferred stock; $.001 par value; 250 million shares
     authorized; no non-redeemable shares issued and outstanding.................           --            --
   Additional paid-in capital....................................................    4,953,802     4,952,633
   Accumulated deficit...........................................................   (2,451,147)   (2,073,527)
   Accumulated other comprehensive loss..........................................      (23,033)      (17,608)
                                                                                   ------------  ------------
          Total shareholders' equity.............................................    2,479,917     2,861,792
                                                                                   ------------  ------------
          Total liabilities and shareholders' equity............................. $ 25,174,866  $ 24,961,824
                                                                                   ============  ============

* Agrees with the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

See accompanying notes to consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                    June 30,
                                                                     --------------------------  --------------------------
                                                                         2002          2001          2002         2001
                                                                     ------------  ------------  ------------  ------------
                                                                             (unaudited)                 (unaudited)
REVENUES........................................................... $  1,158,413  $    928,475  $  2,236,747  $  1,802,273

OPERATING EXPENSES:
   Operating (excluding those items listed below)..................      420,599       314,108       822,673       619,953
   Selling, general and administrative.............................      220,061       172,320       431,693       338,623
   Depreciation and amortization...................................      492,168       720,952       979,137     1,416,847
   Option compensation expense.....................................          717         4,850         1,353        10,888
   Corporate expenses..............................................       16,660        13,993        32,091        27,715
                                                                     ------------  ------------  ------------  ------------
                                                                       1,150,205     1,226,223     2,266,947     2,414,026
                                                                     ------------  ------------  ------------  ------------
       Income (loss) from operations...............................        8,208      (297,748)      (30,200)     (611,753)
                                                                     ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE):
   Interest expense, net...........................................     (373,388)     (314,910)     (736,555)     (625,650)
   Other, net......................................................      (66,241)      (23,991)      (36,231)      (83,908)
                                                                     ------------  ------------  ------------  ------------
                                                                        (439,629)     (338,901)     (772,786)     (709,558)
                                                                     ------------  ------------  ------------  ------------
       Loss before minority interest ..............................     (431,421)     (636,649)     (802,986)   (1,321,311)
MINORITY INTEREST..................................................      229,422       362,784       426,820       766,746
                                                                     ------------  ------------  ------------  ------------
       Net loss....................................................     (201,999)     (273,865)     (376,166)     (554,565)
       Dividends on preferred stock - redeemable...................         (727)           --        (1,454)           --
                                                                     ------------  ------------  ------------  ------------
       Net loss applicable to common stock......................... $   (202,726) $   (273,865) $   (377,620) $   (554,565)
                                                                     ============  ============  ============  ============
LOSS PER COMMON SHARE, basic and diluted........................... $      (0.69) $      (1.07) $      (1.28) $      (2.27)
                                                                     ============  ============  ============  ============
Weighted average common shares outstanding, basic and diluted......  294,453,454   255,027,543   294,424,366   244,461,311
                                                                     ============  ============  ============  ============

See accompanying notes to consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                       --------------------------
                                                                                           2002          2001
                                                                                       ------------  ------------
                                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.......................................................................... $   (376,166) $   (554,565)
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Minority interest..............................................................     (426,820)     (766,746)
      Depreciation and amortization..................................................      979,137     1,416,847
      Option compensation expense....................................................        1,353        10,888
      Noncash interest expense.......................................................      192,200       127,375
      Loss on equity investments.....................................................        1,547        36,094
      Loss on derivative instruments and hedging activities..........................       29,665        17,593
   Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable............................................................       54,148        10,572
      Prepaid expenses and other current assets......................................        1,471       (12,311)
      Accounts payable and accrued expenses..........................................     (227,406)     (285,235)
      Receivables from and payables to related party,
       including deferred management fees............................................       (2,148)       17,621
                                                                                       ------------  ------------
          Net cash flows from operating activities...................................      226,981        18,133
                                                                                       ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment........................................   (1,113,902)   (1,362,260)
   Payments for acquisitions, net of cash acquired...................................     (125,025)   (1,747,657)
   Purchases of investments..........................................................       (8,399)       (3,600)
   Other investing activities........................................................       (1,051)       (3,394)
                                                                                       ------------  ------------
          Net cash flows from investing activities...................................   (1,248,377)   (3,116,911)
                                                                                       ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock............................................        1,182     1,227,927
   Borrowings of long-term debt......................................................    2,452,947     6,536,554
   Repayments of long-term debt......................................................   (1,393,182)   (4,139,588)
   Payments for debt issuance costs..................................................      (34,678)      (84,084)
                                                                                       ------------  ------------
          Net cash flows from financing activities...................................    1,026,269     3,540,809
                                                                                       ------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS............................................        4,873       442,031
CASH AND CASH EQUIVALENTS, beginning of period.......................................        1,679       130,702
                                                                                       ------------  ------------
CASH AND CASH EQUIVALENTS, end of period............................................. $      6,552  $    572,733
                                                                                       ============  ============

CASH PAID FOR INTEREST............................................................... $    532,921  $    445,521
                                                                                       ============  ============
NONCASH TRANSACTIONS:
   Reclassification of redeemable securities to equity and minority interest......... $         --  $  1,104,327
                                                                                       ============  ============

   Exchange of cable system for acquisition.......................................... $         --  $     24,440
                                                                                       ============  ============

See accompanying notes to consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Charter Communications, Inc. (Charter) is a holding company whose primary asset at June 30, 2002 is a 46.5% controlling common equity interest in Charter Communications Holding Company, LLC (Charter Holdco), which in turn is the sole owner of Charter Communications Holdings, LLC (Charter Holdings). Charter, Charter Holdco and its subsidiaries are collectively referred to herein as the "Company." All material intercompany transactions and balances have been eliminated in consolidation. The Company owns and operates cable systems serving approximately 6.8 million customers in 40 states at June 30, 2002. The Company provides a full range of traditional analog television services to the home, along with advanced broadband services, including television on an advanced digital programming platform and high-speed Internet access. The Company also provides commercial high-speed data, video and Internet solutions as well as advertising sales and production services.

Reclassifications

Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

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

3. ACQUISITIONS

During the second and third quarters in 2001, the Company acquired cable systems in two separate transactions for an aggregate purchase price of $1.8 billion. In connection with the acquisitions, the Company paid aggregate cash consideration of $1.8 billion, transferred a cable system valued at $25.1 million, issued 505,664 shares of Charter Series A Convertible Redeemable Preferred Stock valued at $50.6 million (additional shares of Series A Convertible Redeemable Preferred Stock valued at $5.1 million are to be issued to certain sellers subject to certain holdback provisions of the acquisition agreement). The purchase prices were allocated to assets acquired and liabilities assumed based on fair values, including amounts assigned to franchises of $1.4 billion.

On February 28, 2002, CC Systems LLC, a subsidiary of the Company, and High Speed Access Corp. (HSA) closed the Company's acquisition from HSA of the contracts and associated assets, and assumed related liabilities, that served certain of the Company's high-speed data customers. At closing, the Company paid $77.5 million in cash and delivered 37,000 shares of HSA's Series D convertible preferred stock and all the warrants to buy HSA common stock owned by the Company. In addition, HSA purchased 38,000 shares of its Series D convertible preferred stock from Vulcan Ventures. An additional $2.0 million of purchase price was retained to secure indemnity claims. The purchase price was allocated to assets acquired and liabilities assumed based on fair values, including $74.9 million assigned to goodwill. During the period from 1997 to 2000, certain subsidiaries of the Company entered into Internet-access related service agreements with HSA, and both Vulcan Ventures and certain of the Company's subsidiaries made equity investments in HSA.

In April 2002, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Holdings, completed the purchase of certain assets of Enstar Income Program II-2, L.P., Enstar Income Program IV- 3, L.P., Enstar/Growth Program Six-A, L.P., Enstar Cable of Macoupin County and Enstar IV/PBD Systems Venture, serving in the aggregate approximately 21,600 customers, for a total cash sale price of approximately $48.3 million. Enstar Communications Corporation, a direct subsidiary of Charter Holdco, is the general partner of the Enstar limited partnerships. The purchase price was allocated to assets acquired based on fair values, including $37.9 million assigned to franchises.

The transactions described above were accounted for using the purchase method of accounting, and, accordingly, the results of operations of the acquired assets and assumed liabilities have been included in the consolidated financial statements from their respective dates of acquisition. The purchase prices were allocated to assets and liabilities assumed based on fair values. The allocation of the purchase price for the 2002 acquisitions are based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the allocation of the purchase prices will not have a material impact on the consolidated results of operations or financial position of the Company.

Also, in April 2002, Charter Communications Entertainment I, LLC entered into an agreement to purchase all of Enstar Income Program II-1, L.P.'s Illinois cable television systems, serving approximately 6,400 customers, for a total cash sale price of approximately $14.7 million. Closing of the purchase is subject to purchase price adjustments, regulatory approvals, customary closing conditions and approval by the limited partners of Enstar Income Program II-1, L.P. It is expected that this acquisition will close in the third quarter of 2002, although no assurance can be given regarding this matter. Enstar Communications Corporation, a direct subsidiary of Charter Communications Holding Company, is the general partner of Enstar Income Program II-1, L.P.

The summarized operating results of the Company that follow are presented on a pro forma basis as if the following had occurred on January 1, 2001 (dollars in thousands, except per share data): all significant acquisitions and dispositions completed during 2001 and the first half of 2002, the issuance of Charter Holdings senior notes and senior discount notes in January 2002 and 2001, the issuance of Charter Holdings senior notes and senior discount notes in May 2001, and the issuance of and sale by Charter of convertible senior notes and Class A common stock in May 2001. Adjustments have been made to give effect to amortization of franchises acquired prior to July 1, 2001, interest expense, minority interest, and certain other adjustments.

Pro Forma Six Months Ended June 30, 2001
Revenues Loss from operations Net loss Loss per common share, basic and diluted	$ 1,966,561 (676,823) (682,682) (3.30)

The unaudited pro forma financial information does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future. Information regarding debt transactions which occurred during 2001 is included in the Company's 2001 Annual Report on Form 10-K.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, eliminates the amortization of goodwill and indefinite-lived intangible assets. The Company has sufficiently upgraded the technological state of its cable systems and now has sufficient experience with the local franchise authorities where it acquired franchises to conclude that substantially all of its franchises will be renewed indefinitely.

On January 1, 2002, the Company adopted SFAS No. 142. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings and will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraisal performed to determine the valuations of its franchises as of January 1, 2002. Franchises were aggregated into essentially inseparable reporting units to conduct the valuations. The appraisal determined that the fair value of each of the Company's reporting units exceeded their carrying amount. As a result, no impairment charge was recorded upon adoption.

As discussed in Note 3, in February 2002, the Company closed on its asset purchase agreement with HSA to acquire certain contracts and associated assets and assume related liabilities. As a result of this transaction, the Company recorded goodwill totaling $74.9 million, which is reported as a component of other assets on the consolidated balance sheet. Also, in April 2002, the Company closed on its asset purchase agreement to acquire certain assets of Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar/Growth Program Six-A, L.P., Enstar Cable of Macoupin County and Enstar IV/PBD Systems Venture. As a result of these transactions, the Company recorded franchise costs of $37.9 million.

The effect of the adoption of SFAS No. 142 as of June 30, 2002 and December 31, 2001 is presented in the following table (in thousands):

                                              June 30, 2002                           December 31, 2001
                                ----------------------------------------  ----------------------------------------
                                   Gross                        Net          Gross                        Net
                                  Carrying    Accumulated    Carrying       Carrying    Accumulated     Carrying
                                   Amount     Amortization     Amount        Amount     Amortization     Amount
                                ------------  ------------  ------------  ------------  ------------  ------------
  Indefinite-lived
  intangible assets:
     Franchises with
      indefinite lives........ $ 20,265,994  $  3,173,206  $ 17,092,788  $ 20,228,098  $  3,173,206  $ 17,054,892
     Goodwill.................       74,861            --        74,861            --            --            --
                                ------------  ------------  ------------  ------------  ------------  ------------
                               $ 20,340,855  $  3,173,206  $ 17,167,649  $ 20,228,098  $  3,173,206  $ 17,054,892
                                ============  ============  ============  ============  ============  ============
  Finite-lived
  intangible assets:
     Franchises with
         finite lives......... $    101,701  $     19,404  $     82,297  $     99,060  $     15,178  $     83,882
                                ============  ============  ============  ============  ============  ============

Franchise amortization expense for the six months ended June 30, 2002 was $4.2 million, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142 and costs associated with franchise renewals. Certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These costs will be amortized on a straight-line basis over 10 years, which represents management's best estimate of the remaining lives of such franchises. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $8.5 million.

As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. A reconciliation of net loss for the three and six months ended June 30, 2002 and 2001, respectively, as if SFAS No. 142 had been adopted as of January 1, 2001, is presented below (in thousands):

                                                                               Three Months Ended             Six Months Ended
                                                                                    June 30,                      June 30,
                                                                           ----------------------------  ----------------------------
                                                                               2002         2001             2002         2001
                                                                           -----------  ---------------  -----------  ---------------
NET LOSS:
   Reported net loss..................................................... $  (202,726)        (273,865) $  (377,620) $      (554,565)
   Add back: amortization of indefinite-lived franchises.................          --          314,334           --          630,115
   Less: minority interest...............................................          --         (180,145)          --         (367,087)
                                                                           -----------  ---------------  -----------  ---------------
      Adjusted net loss.................................................. $  (202,726)        (139,676) $  (377,620) $      (291,537)
                                                                           ===========  ===============  ===========  ===============
BASIC AND DILUTED LOSS PER COMMON SHARE:
   Reported net loss per share........................................... $     (0.69)           (1.07) $     (1.28) $         (2.27)
   Add back: amortization of indefinite-lived franchises.................          --             1.23           --             2.58
   Less: minority interest...............................................          --            (0.71)          --            (1.51)
                                                                           -----------  ---------------  -----------  ---------------
      Adjusted net loss per share........................................ $     (0.69)           (0.55) $     (1.28) $         (1.20)
                                                                           ===========  ===============  ===========  ===============

5. LONG-TERM DEBT

Long-term debt consists of the following as of June 30, 2002 and December 31, 2001 (dollars in thousands):

                                                                                 June 30, 2002               December 31, 2001
                                                                           ----------------------------  ----------------------------
                                                                           Face Value   Accreted Value   Face Value   Accreted Value
                                                                           -----------  ---------------  -----------  ---------------
LONG-TERM DEBT:
   Charter Communications, Inc.:
      October and November 2000
         5.750% convertible senior notes due 2005........................ $   750,000  $       750,000  $   750,000  $       750,000
      May 2001
         4.750% convertible senior notes due 2006........................     632,500          632,500      632,500          632,500
   Charter Holdings:
      March 1999
         8.250% senior notes due 2007....................................     600,000          599,057      600,000          598,957
         8.625% senior notes due 2009....................................   1,500,000        1,496,931    1,500,000        1,496,702
         9.920% senior discount notes due 2011...........................   1,475,000        1,245,251    1,475,000        1,186,726
      January 2000
         10.000% senior notes due 2009...................................     675,000          675,000      675,000          675,000
         10.250% senior notes due 2010...................................     325,000          325,000      325,000          325,000
         11.750% senior discount notes due 2010..........................     532,000          398,044      532,000          376,073
      January 2001
         10.750% senior notes due 2009...................................     900,000          899,352      900,000          899,307
         11.125% senior notes due 2011...................................     500,000          500,000      500,000          500,000
         13.500% senior discount notes due 2011..........................     675,000          425,044      675,000          398,308
      May 2001
         9.625% senior notes due 2009....................................     350,000          350,000      350,000          350,000
         10.000% senior notes due 2011...................................     575,000          575,000      575,000          575,000
         11.750% senior discount notes due 2011..........................   1,018,000          654,233    1,018,000          618,129
      January 2002
         9.625% senior notes due 2009....................................     350,000          347,697           --               --
         10.000% senior notes due 2011...................................     300,000          297,801           --               --
         12.125% senior discount notes due 2012..........................     450,000          263,683           --               --
   Renaissance Media Group LLC:
      10.000% senior discount notes due 2008.............................     114,413          108,373      114,413          103,566
   CC V Holdings, LLC:
      11.875% senior discount notes due 2008.............................     179,750          154,260      179,750          146,292
   Other long-term debt..................................................       1,144            1,144        1,313            1,313
CREDIT FACILITIES:
   Charter Operating.....................................................   4,273,736        4,273,736    4,145,000        4,145,000
   CC VI Operating.......................................................     875,000          875,000      901,000          901,000
   Falcon Cable Communications...........................................     630,500          630,500      582,000          582,000
   CC VIII Operating.....................................................   1,094,751        1,094,751    1,082,000        1,082,000
                                                                           -----------  ---------------  -----------  ---------------
                                                                          $18,776,794  $    17,572,357  $17,512,976  $    16,342,873
                                                                           ===========  ===============  ===========  ===============

The accreted values presented above represent the face value of the notes less the original issue discount at the time of sale plus the accretion to date of such discount.

The following additions or modifications occurred relative to the Company's long-term debt since January 1, 2002:

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

The 9.625% senior notes are not redeemable prior to maturity. Interest is payable semi-annually in arrears on May 15 and November 15, beginning May 15, 2002, until maturity.

The 10.000% senior notes are redeemable at the option of the issuers at amounts decreasing from 105.000% to 100% of par value plus accrued and unpaid interest beginning on May 15, 2006, to the date of redemption. At any time prior to May 15, 2004, the issuers may redeem up to 35% of the aggregate principal amount of the 10.000% senior notes at a redemption price of 110.000% of the principal amount under certain conditions. Interest is payable semi- annually in arrears on May 15 and November 15, beginning May 15, 2002, until maturity.

The 12.125% senior discount notes are redeemable at the option of the issuers at amounts decreasing from 106.063% to 100% of accreted value beginning January 15, 2007. At any time prior to January 15, 2005, the issuers may redeem up to 35% of the aggregate principal amount of the 12.125% senior discount notes at a redemption price of 112.125% of the accreted value under certain conditions. Cash interest is payable semi-annually in arrears on January 15 and July 15 beginning July 15, 2007, until maturity. The discount on the 12.125% senior discount notes is being accreted using the effective interest method.

CC VIII OPERATING CREDIT FACILITIES. The CC VIII Operating, LLC (CC VIII Operating) credit facilities were amended and restated on January 3, 2002 and provided for borrowings of up to $1.55 billion, which were reduced to $1.52 billion as of June 30, 2002, as described below. The CC VIII Operating credit facilities provide for three term facilities, two Term A facilities with an aggregate principal amount of $475.0 million, which reduce quarterly beginning March 2002, that mature in June 2007, and a Term B facility with a principal amount of $497.5 million, which reduces quarterly beginning March 2002, that matures in February 2008. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the aggregate amount of $548.6 million, which reduce quarterly beginning in June 2002 and September 2005, respectively, with maturity dates in June 2007. At the option of the lenders, supplemental facilities in the amount of $300.0 million may be available. Amounts under the CC VIII Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans and up to 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% is payable on the unborrowed balance of the revolving credit facilities.

In January 2002, the Company repaid $107.0 million under the revolving portion of the CC VIII Operating credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes. As of June 30, 2002, outstanding borrowings were $1,094.8 million, and unused availability was $426.3 million.

CHARTER OPERATING CREDIT FACILITIES. The Charter Communications Operating, LLC (Charter Operating) credit facilities were amended and restated on January 3, 2002 to provide for borrowings of up to $5.2 billion and provide for four term facilities: two Term A facilities with an aggregate principal amount of $1.11 billion that mature in September 2007, each with different amortization schedules, one beginning in June 2002 and one beginning in September 2005; and two Term B facilities with an aggregate principal amount of $2.74 billion, of which $1.85 billion matures in March 2008 and $900.0 million matures in September 2008. The Charter Operating credit facilities also provide for two revolving credit facilities, in an aggregate amount of $1.34 billion, which will reduce annually beginning in March 2004 and September 2005, with a maturity date in September 2007. At the option of the lenders, supplemental credit facilities in the amount of $100.0 million may be available. Amounts under the Charter Operating credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans and 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving credit facilities.

In January 2002, the Company repaid $465.0 million under the revolving portion of the Charter Operating credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes. As of June 30, 2002, outstanding borrowings were approximately $4,273.7 million and unused availability was $918.0 million.

6. MINORITY INTEREST

Charter is a holding company whose sole asset is a controlling equity interest in Charter Holdco, the indirect owner of the Company's cable systems. Minority interest on the Company's consolidated balance sheets represents the ownership percentages of Charter Holdco not owned by us, or 53.5% of total members' equity of Charter Holdco, as of June 30, 2002 and December 31, 2001, plus preferred equity in an indirect subsidiary. Members' equity in Charter Holdco was $5.3 billion and $6.2 billion as of June 30, 2002 and December 31, 2001, respectively. Gains and losses arising from the issuance by Charter Holdco of its membership units are recorded as capital transactions, thereby increasing or decreasing shareholders' equity and decreasing or increasing minority interest on the accompanying consolidated balance sheets. Changes to minority interest consist of the following for the periods presented (dollars in thousands):

Balance, December 31, 2001............................................... $ 3,976,791
Minority interest........................................................    (426,820)
Changes in fair value of interest rate agreements........................      (6,318)
Other....................................................................     (19,740)
                                                                           -----------
Balance, June 30, 2002................................................... $ 3,523,913
                                                                           ===========

7. COMPREHENSIVE LOSS

Investments in equity securities are accounted for at cost, under the equity method of accounting or in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Charter recognizes losses for any decline in value considered to be other than temporary. Certain marketable equity securities are classified as available-for- sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. Charter reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in accumulated other comprehensive loss. Comprehensive loss for the three months ended June 30, 2002 and 2001 was $216.0 million and $271.5 million, respectively. Comprehensive loss for the six months ended June 30, 2002 and 2001 was $383.0 million and $560.7 million, respectively.

8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of its credit facilities. The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2006, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, derivative gains and losses are offset against related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three and six months ended June 30, 2002, other expense includes losses of $3.6 million and $5.1 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. For the three and six months ended June 30, 2001, other expense included losses of $2.0 million and $4.3 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss on the accompanying consolidated balance sheets. As of June 30, 2002 and 2001, a loss of $29.0 million and $4.2 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings or losses.

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the three and six months ended June 30, 2002, the Company recorded other expense of $59.2 million and $24.5 million, respectively, for interest rate derivative instruments not designated as hedges. For the three and six months ended June 30, 2001, the Company recorded other income of $10.8 million and other expense of $13.3 million (including $23.9 million in the six months ended June 30, 2001 for the loss on cumulative effect of adopting SFAS No. 133), respectively, for interest rate derivative instruments not designated as hedges.

As of June 30, 2002 and December 31, 2001, the Company had outstanding $3.6 billion and $3.3 billion, and $520.0 million and $520.0 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses consist of the following as of June 30, 2002 and December 31, 2001:

                                        June 30, 2002     December 31, 2001
                                      ------------------  ------------------

Accounts payable.................... $           96,079  $          290,998
Capital expenditures................            110,036             192,212
Accrued interest....................            254,654             242,629
Programming costs...................            175,166             133,748
Accrued general and administrative..            202,908             183,971
Franchise fees......................             59,926              52,244
Other accrued expenses..............            261,943             279,192
                                      ------------------  ------------------
                                     $        1,160,712  $        1,374,994
                                      ==================  ==================

10. REVENUES

Revenues consist of the following for the three and six months ended June 30, 2002 and 2001 (dollars in millions):

                                       Three Months              Six Months
                                      Ended June 30,            Ended June 30,
                               ------------------------  ------------------------
                                  2002         2001         2002         2001
                               ------------ -----------  ------------ -----------

Analog video................. $     776.9  $     666.7  $   1,531.5  $   1,316.1
Digital video................       117.6         68.2        221.3        123.2
Cable modem..................        83.4         32.9        150.7         58.0
Advertising sales............        90.4         64.5        149.9        120.2
Other........................        90.1         96.2        183.3        184.8
                               -----------  -----------  -----------  -----------
                              $   1,158.4  $     928.5  $   2,236.7  $   1,802.3
                               ===========  ===========  ===========  ===========

11. OPERATING EXPENSES

Operating expenses consist of the following for the three and six months ended June 30, 2002 and 2001 (dollars in millions):

                                       Three Months              Six Months
                                      Ended June 30,            Ended June 30,
                               ------------------------  ------------------------
                                  2002         2001         2002         2001
                               ------------ -----------  ------------ -----------
Analog video programming..... $     266.0  $     211.8  $     527.6  $     422.2
Digital video................        40.8         24.1         75.9         44.7
Cable modem..................        39.0         20.4         73.9         38.1
Advertising sales............        21.4         13.7         40.6         28.9
Service costs................        53.4         44.1        104.6         86.1
                               -----------  -----------  -----------  -----------
                              $     420.6  $     314.1  $     822.6  $     620.0
                               ===========  ===========  ===========  ===========

12. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of the following for the three and six months ended June 30, 2002 and 2001 (dollars in millions):

                                       Three Months              Six Months
                                      Ended June 30,            Ended June 30,
                               ------------------------  ------------------------
                                  2002         2001         2002         2001
                               ------------ -----------  ------------ -----------
General and administrative... $     195.0  $     153.7  $     387.8  $     303.3
Marketing....................        25.1         18.6         43.9         35.3
                               -----------  -----------  -----------  -----------
                              $     220.1  $     172.3  $     431.7  $     338.6
                               ===========  ===========  ===========  ===========

13. INCOME TAXES

Substantially all of the taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members, Charter, Charter Investment, Vulcan Cable, and the former owners of acquired companies. Charter is responsible for its share of taxable income (loss) of Charter Holdco allocated to it in accordance with the Charter Holdco amended and restated limited liability company agreement and partnership tax rules and regulations. Charter does not expect to pay any material income taxes in the foreseeable future.

The amended and restated limited liability company agreement provides that, through the end of 2003, tax losses of Charter Holdco that would otherwise have been allocated to Charter based generally on the percentage of outstanding common membership units will be allocated instead to the membership units held by Vulcan Cable and Charter Investment. These special loss allocation provisions will reduce Vulcan Cable and Charter Investment's rights to receive distributions upon a liquidation of Charter Holdco if over time there are insufficient allocations to be made under the special profit allocation provisions described below to restore these distribution rights.

The amended and restated limited liability company agreement further provides that, beginning at the time Charter Holdco first becomes profitable (as determined under the applicable federal income tax rules for determining book profits), tax profits that would otherwise have been allocated to Charter based generally on its percentage of outstanding common membership units will instead be allocated to Vulcan Cable and Charter Investment. The special profit allocations will also have the effect of restoring over time Vulcan Cable and Charter Investment's rights to receive distributions upon a liquidation of Charter Holdco. These special profit allocations generally will continue until such time as Vulcan Cable and Charter Investment 's rights to receive distributions upon a liquidation of Charter Holdco that had been reduced as a result of the special loss allocations have been fully restored. The Company does not expect Charter Holdco to generate taxable income in the foreseeable future.

In certain situations, the special loss allocations and special profit allocations described above could result in Charter having to pay taxes in an amount that is more or less than if Charter Holdco had allocated profits and losses among its members based generally on the number of common membership units owned by such members. However, management does not anticipate that the special loss allocations and special profit allocations will result in Charter having to pay taxes in an amount that is materially different on a present value basis than the taxes that would be payable had profits and losses been allocated among the members of Charter Holdco based generally on the number of common membership units owned by such members, although there is no assurance that a material difference will not result.

14. CONTINGENCIES

The Company is party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, and taking into account recorded liabilities, the outcome of these lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

15. STOCK-BASED COMPENSATION

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." On July 1, 2002, the Company will adopt the fair value measurement provisions of SFAS No. 123 under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. Adoption of these provisions will result in utilizing a preferable accounting method as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 123, the fair value method will be applied only to awards granted or modified after January 1, 2002, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. Management believes the adoption of these provisions will not have a material impact on the consolidated results of operations or financial position of the Company.

16. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to the "Certain Trends and Uncertainties" section in this Management's Discussion and Analysis for a discussion of important factors that could cause actual results to differ from expectations and non-historical information contained herein.

GENERAL

Charter Communications, Inc. is a holding company whose primary asset as of June 30, 2002 is a 46.5% controlling common equity interest in Charter Communications Holding Company, LLC. We own and operate cable systems serving approximately 6.8 million customers in 40 states at June 30, 2002. "We," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries. We provide a full range of traditional analog television services to the home, along with advanced broadband services, including cable television on an advanced digital programming platform and high-speed Internet access. We also provide commercial high-speed data, video and Internet solutions as well as advertising sales and production services.

The following table presents various operating statistics as of June 30, 2002 and 2001:

                                                                                          Pro Forma
                                                                             June 30,      June 30,
                                                                               2002        2001 (a)
                                                                           -----------  ---------------
Video services:
   Basic analog video:
      Basic homes passed  (b)............................................  11,800,700       11,481,500
      Basic customers  (c)...............................................   6,783,900        6,969,900
      Penetration of basic homes passed  (d).............................        57.5%            60.7%
   Digital video:
      Digital homes passed  (b)..........................................  11,222,500       10,042,500
      Digital customers  (e).............................................   2,380,500        1,701,500
      Penetration of digital homes passed  (d)...........................        21.2%            16.9%
      Penetration of basic customers (f).................................        35.1%            24.4%
      Digital converters deployed........................................   3,305,300        2,100,400

Data services:
   Cable modem homes passed  (b).........................................   8,795,200        6,399,000
   Data customers:
      Cable modem customers  (g).........................................     905,500          405,400
      Dial-up customers..................................................      18,600           40,300
                                                                           -----------  ---------------
         Total data customers............................................     924,100          445,700
                                                                           ===========  ===============
   Penetration of cable modem homes passed  (d)..........................        10.3%             6.3%

Revenue Generating Units:
   Basic customers  (c)..................................................   6,783,900        6,969,900
   New services customers (digital video and cable modem) (e) (g)........   3,286,000        2,106,900
                                                                           -----------  ---------------
      Total revenue generating units.....................................  10,069,900        9,076,800
                                                                           ===========  ===============

  The pro forma statistics reflect all significant acquisitions and dispositions closed during 2002 and 2001 as if such transactions had occurred on January 1, 2001.

  Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable television distribution network in a given cable system service area to which we offer the service indicated.

  As of June 30, 2002 and 2001, basic customers include: 1) approximately 43,800 and 18,000 (0.6% and 0.3% of total customers), respectively, customers who pay an additional $10 per month over the standard modem retail rate and are entitled to receive "lifeline basic" service as a result of their purchase of cable modem service and 2) approximately 217,800 and 218,500, respectively, commercial customers who are calculated on an equivalent bulk unit ("EBU") basis. EBU is calculated by dividing the bulk rate charged to respective accounts by the most prevalent rate charged in each system for the comparable tier of service to determine the equivalent customers. The EBU method of calculating basic customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year.

  Penetration represents the number of customers as a percentage of homes passed.

  Digital customers include all households that have one or more digital converter boxes. Included in digital customers at June 30, 2002 and 2001 are 11,900 and 0, respectively, customers that receive digital service directly through satellite transmission.

  Penetration of basic customers represents the number of digital customers as a percentage of basic customers.

  As of June 30, 2002 and 2001, cable modem customers include approximately 75,300 and 28,000, respectively, commercial customers who are calculated on an equivalent modem unit ("EMU") basis. EMU is calculated by dividing commercial revenue by the average effective rate charged in each system for modem services to determine the equivalent customers. We have utilized this methodology since 1999, as it conforms to the internal practices followed for operating and capital expenditure budgeting.

ACQUISITIONS

The following table presents information on acquisitions since January 1, 2001:

                                                                 Purchase Price         Net
                                                                 Including Debt      Acquired
                                                 Month/Year of      Assumed            Basic
                                                  Acquisition    (in millions)       Customers
                                                 -------------  ----------------    -----------
AT&T Broadband Systems.........................         6/01   $          1,736        551,100
Cable USA......................................         8/01                100 (a)     30,600
                                                                ----------------    -----------
  Total during 2001............................                           1,836        581,700
                                                                ----------------    -----------

High-Speed Access..............................         2/02                 78             --
Enstar Limited Partnership Systems.............         4/02                 48         21,600
                                                                ----------------    -----------
   Total during 2002...........................                             126         21,600
                                                                ----------------    -----------
     Total.....................................                $          1,962        603,300
                                                                ================    ===========

  In connection with this transaction we acquired all of the outstanding stock of Cable USA and the assets of related affiliates in exchange for 505,664 shares of Charter Communications, Inc. Series A Convertible Redeemable Preferred Stock valued at approximately $50.6 million, additional shares of Charter Communications Inc. Series A Convertible Redeemable Preferred Stock valued at $5.1 million to be issued to certain sellers subject to certain holdback provisions, and approximately $44.6 million in cash paid by Charter Communications Holding Company, LLC.

On February 28, 2002, CC Systems LLC, a subsidiary of Charter Communications, Inc., purchased from High Speed Access the contracts and associated assets, and assumed related liabilities, that serve our customers, including a customer contact center, network operations center and provisioning software. At the closing, CC Systems paid $77.5 million to High Speed Access and delivered 37,000 shares of High Speed Access Series D convertible preferred stock and all of the warrants to buy High Speed Access common stock owned by Charter Communications Holding Company. In addition, High Speed Access purchased 38,000 shares of its Series D Preferred Stock from Vulcan Ventures Incorporated for $8.0 million. To secure indemnity claims against High Speed Access under the asset purchase agreement, $2.0 million of the purchase price was retained. Additional purchase price adjustments may be made as provided in the asset purchase agreement. Charter Communications Holding Company obtained a fairness opinion from a qualified investment-banking firm regarding the valuation of the assets purchased by CC Systems pursuant to the asset purchase agreement. Concurrently with the closing of the transaction, High Speed Access purchased all of its common stock held by Vulcan Ventures, and certain of the agreements between our subsidiaries and High Speed Access, including the programming content agreement, the services agreement, the systems access agreement, the 1998 network services agreement and the May 2000 network services agreement were terminated. The results of operations of the acquired assets and assumed liabilities have been included in the consolidated financial statements from the date of acquisition.

In April 2002, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Communications Holdings, LLC, completed the cash purchase of certain assets of Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar/Growth Program Six-A, L.P., Enstar Cable of Macoupin County and Enstar IV/PBD Systems Venture, serving in the aggregate approximately 21,600 customers, for a total cash sale price of approximately $48.3 million. Enstar Communications Corporation, a direct subsidiary of Charter Communications Holding Company, is the general partner of the Enstar limited partnerships.

Also, in April 2002, Charter Communications Entertainment I, LLC entered into an agreement to purchase all of Enstar Income Program II-1, L.P.'s Illinois cable television systems, serving approximately 6,400 customers, for a total sale price of approximately $14.7 million. Closing of the purchase is subject to purchase price adjustments, regulatory approvals, customary closing conditions and approval by the limited partners of Enstar Income Program II-1, L.P. It is expected that this acquisition will close in the third quarter of 2002, although no assurance can be given regarding this matter. Enstar Communications Corporation, a direct subsidiary of Charter Communications Holding Company, is the general partner of Enstar Income Program II-1, L.P.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are believed to be reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. We believe that certain of the accounting policies that most impact our consolidated financial statements and that require our management to make difficult, subjective or complex judgments are described below. This should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and footnote 2, "Summary of Significant Accounting Policies", in our consolidated financial statements included in our December 31, 2001 Form 10-K.

INVESTMENT IN CABLE PROPERTIES. Our investment in cable properties represents a significant portion of our total assets. Investment in cable properties totaled $24.5 billion and $24.3 billion, representing approximately 97.3% of total assets, at June 30, 2002 and December 31, 2001, respectively. Investment in cable properties includes property, plant and equipment and franchises. Our investment in cable properties has continued to grow over the past several years as we have completed numerous acquisitions of other cable systems and increased capital expenditures to upgrade, rebuild and expand our cable systems. See "Liquidity and Capital Resources - Capital Expenditures" for details of our capital expenditures.

Property, Plant and Equipment. Property, plant and equipment, net, totaled $7.3 billion and $7.1 billion, representing approximately 29.0% and 28.6% of total assets, at June 30, 2002 and December 31, 2001, respectively. Property, plant and equipment are recorded at cost, including all direct and certain indirect costs associated with the construction of cable transmission and distribution facilities, plant enhancements and the cost of new customer installations. Costs capitalized as part of new customer installations include materials, subcontractor costs, internal direct labor costs, including service technicians and customer care representatives and internal overhead costs incurred to connect the customer to the plant from the time of installation scheduling through the time service is activated and functioning. We capitalize incremental and direct contract acquisition costs to the extent realizable from future revenues. The overhead rates established are based on a combination of internal company-wide overhead analysis and internal time and motion studies of specific activities. These studies are updated to adjust for changes in facts and circumstances. Overhead rates, which include payroll taxes and other employee benefits, range from 45% to 90% of direct costs, which consist primarily of salaries. Capitalized internal payroll costs for the three and six months ended June 30, 2002 and 2001 were $61.5 million and $121.8 million, respectively, and $50.9 million and $97.8 million, respectively. Related capitalized overhead for the three and six months ended June 30, 2002 and 2001 were $51.5 million and $100.8 million, respectively, and $45.8 million and $88.0 million, respectively. The costs of disconnecting and reconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to operating expense as incurred, while equipment replacements and betterments, including the replacement of drops, are capitalized.

Depreciation expense related to property, plant and equipment totaled $974.9 million and $762.0 million, representing approximately 43.0% and 31.2% of operating expenses, for the six months ended June 30, 2002 and 2001, respectively. Depreciation is recorded using the straight-line method over management's estimate of the useful lives of the related assets primarily as follows:

Cable distribution systems	10-15 years
Customer equipment and installations	3-5 years
Vehicles and equipment	3-5 years
Buildings and leasehold improvements	5-15 years
Furniture and fixtures	5 years

Since January 1, 2000, our practice has been to assess the remaining useful lives of certain depreciable assets scheduled for retirement as part of the rebuild and upgrade of our cable distribution systems and modify or shorten the depreciable lives of the assets as appropriate. Based on these assessments, when appropriate, we reduce the estimated useful lives of certain depreciable assets expected to be abandoned as a result of the rebuild and upgrade. As a result, an additional $267.7 million and $272.7 million of depreciation expense was recorded during the six months ended June 30, 2002 and 2001, respectively. We also periodically evaluate the estimated useful lives used to depreciate our assets and the estimated amount of assets that will be abandoned or have minimal use in the future. While we believe our estimates of useful lives are reasonable, significant differences in actual experience or significant changes in our assumptions may materially affect future depreciation expense.

Franchises. Franchises grant us the right to operate a cable television distribution network in a community. Costs incurred to obtain and renew cable franchises are deferred. The value of the franchise rights acquired through the purchase of cable systems represent management's estimate of fair value of the franchise acquired. Franchises totaled $17.2 billion and $17.1 billion at June 30, 2002 and December 31, 2001, representing approximately 68.2% and 68.7% of total assets, respectively. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, franchises determined to have indefinite lives are no longer amortized, but instead tested at least annually for impairment. There was no impairment of indefinite-lived franchises upon adoption of SFAS No. 142. We do not believe that any events have occurred or circumstances changed that would cause an impairment. Prior to adoption, franchise costs were amortized using the straight-line method over a period of 15 years which represented management's best estimate of the useful lives of the franchises and assumed that substantially all of those franchises that expired during the period would be renewed, although not indefinitely. Because substantially all of our franchises rights had been acquired in the past several years, we did not have sufficient experience with the local franchise authorities to conclude that renewals of franchises could be accomplished indefinitely. In addition, because the technological state of our cable systems, with many systems with less than 550 megahertz bandwidths, could have resulted in demands from local franchise authorities to upgrade those systems sooner than previously planned, there was a risk that the franchises would not be renewed.

We believe that facts and circumstances have changed to enable us to conclude that substantially all of our franchises will be renewed indefinitely, with some portion of the franchises continuing to be amortized. We have sufficiently upgraded the technological state of our cable systems and now have sufficient experience with the local franchise authorities where we acquired franchises to conclude that substantially all of our franchises will be renewed indefinitely.

Franchise amortization expense for the six months ended June 30, 2002 was $4.2 million, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142 and costs associated with the renewal of franchises. We expect these costs to be approximately $8.5 million annually. Certain franchises, representing less than one percent of total franchises, did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These costs will be amortized on a straight-line basis over 10 years, which represents management's best estimate of the remaining lives of such franchises.

VALUATION OF LONG-LIVED ASSETS. We evaluate the recoverability of long-lived assets, including property, plant and equipment and franchises, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets or adverse changes in relationships with local franchise authorities. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

LAUNCH REVENUES. We receive launch incentives from certain programmers related to the broadcasting of new cable television channels. For the six months ended June 30, 2002 and 2001, launch incentives totaled $20.8 million and $42.2 million, respectively. Launch revenues are recognized to the extent of the fair value of the advertising services provided to promote the new channels. These advertising services are provided through cross-channel advertising. Such revenues are classified as advertising revenues and totaled $15.3 million and $33.9 million for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, we amortized and recorded as a reduction of programming costs $5.1 million and $5.3 million, respectively. As of June 30, 2002 and December 31, 2001, the unamortized portion of the deferred payments from programmers were $50.9 million and $55.0 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

The following table presents the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the periods presented (dollars in millions, except per share data) and do not include the operating results of the AT&T Broadband systems acquired on June 30, 2001 for the three months ended June 30, 2001:

                                                                 Three Months Ended June 30,
                                                       --------------------------------------------
                                                                2002                    2001
                                                       ---------------------   --------------------
Revenues............................................. $  1,158.4      100.0% $   928.5      100.0%
                                                       ----------  ---------   ---------  ---------
Operating expenses:
  Operating (excluding those items listed below).....      420.6       36.3%     314.1       33.8%
  Selling, general and administrative................      220.1       19.0%     172.3       18.6%
  Depreciation and amortization......................      492.2       42.5%     721.0       77.7%
  Option compensation expense........................        0.7        0.1%       4.8        0.5%
  Corporate expenses.................................       16.6        1.4%      14.0        1.5%
                                                       ----------  ---------   ---------  ---------
                                                         1,150.2       99.3%   1,226.2      132.1%
                                                       ----------  ---------   ---------  ---------
      Income (loss) from operations..................        8.2        0.7%    (297.7)     (32.1)%
                                                       ----------              ---------
Other income (expense):
  Interest expense, net..............................     (373.4)                (314.9)
  Other expense......................................      (66.2)                 (24.0)
                                                       ----------              ---------
                                                          (439.6)                (338.9)
                                                       ----------              ---------
      Loss before minority interest..................     (431.4)                (636.6)
Minority interest....................................      229.4                  362.8
                                                       ----------              ---------
      Net loss.......................................     (202.0)                (273.8)
      Dividends on preferred stock - redeemable......       (0.7)                    --
                                                       ----------              ---------
      Net loss applicable to common stock............ $   (202.7)             $  (273.8)
                                                       ==========              =========

Loss per common share, basic and diluted............. $    (0.69)             $   (1.07)
                                                       ==========              =========

REVENUES. Revenues increased by $229.9 million, or 24.8%, from $928.5 million for the three months ended June 30, 2001 to $1,158.4 million for the three months ended June 30, 2002. System operations existing before June 30, 2001 accounted for $128.8 million, or 56.0%, of the increase, while systems acquired after June 30, 2001 accounted for $101.1 million, or 44.0%, of the increase. Revenues by service offering are as follows (dollars in millions):

                                     Three Months Ended June 30,
                           ------------------------------------------
                                   2002                  2001             2002 over 2001
                           --------------------  --------------------  --------------------
                                        % of                  % of                    %
                            Amount    Revenues    Amount    Revenues    Change     Change
                           ---------  ---------  ---------  ---------  ---------  ---------
Analog video............. $   776.9       67.1% $   666.7       71.8% $   110.2       16.5%
Digital video............     117.6       10.2%      68.2        7.3%      49.4       72.4%
Cable modem..............      83.4        7.2%      32.9        3.5%      50.5      153.5%
Advertising sales........      90.4        7.8%      64.5        7.0%      25.9       40.2%
Other....................      90.1        7.7%      96.2       10.4%      (6.1)      -6.3%
                           ---------  ---------  ---------  ---------  ---------
                          $ 1,158.4      100.0% $   928.5      100.0% $   229.9       24.8%
                           =========  =========  =========  =========  =========

Analog video revenues consist primarily of revenues from basic and premium services. Analog video revenues increased by $110.2 million, or 16.5%, from $666.7 million for the three months ended June 30, 2001 to $776.9 million for the three months ended June 30, 2002. Approximately $66.1 million of the increase was due to approximately 551,100 basic customers acquired in the acquisition of the AT&T Broadband systems on June 30, 2001 while approximately $63.7 million of the increase was due to general rate increases. These increases were offset by approximately $19.6 million resulting from the strengthening of our policy of disconnecting marginal customers in the first quarter of 2002.

Digital video revenues consist primarily of revenues related to the provision of digital video service. Digital video revenues increased by $49.4 million, or 72.4%, from $68.2 million for the three months ended June 30, 2001 to $117.6 million for the three months ended June 30, 2002. Approximately $12.5 million of the increase was due to approximately 116,500 digital video customers acquired through acquisitions coupled with an increase of approximately $10.6 million due to general rate increases. The remaining increase of approximately $26.3 million resulted from internal growth of approximately 679,000 digital customers due to the upgrade and expansion of our systems to provide advanced services to a larger customer base. Increased marketing efforts and strong demand for this service have also contributed to internal growth.

Cable modem revenues consist primarily of revenues related to the provision of high-speed Internet service. Cable modem revenues increased by $50.5 million, or 153.5%, from $32.9 million for the three months ended June 30, 2001 to $83.4 million for the three months ended June 30, 2002. Approximately $5.2 million of the increase was due to approximately 19,800 cable modem customers acquired through acquisitions, while the remaining increase of approximately $45.3 million was due to internal growth of approximately 500,100 cable modem customers as our system upgrades and expansion continue to increase our ability to offer high-speed Internet service to a larger customer base. Internal growth in cable modem services was the result of strong marketing efforts coupled with increased demand for such services.

Advertising sales revenues consist primarily of revenues from traditional advertising services as well as advertising related to launch revenues from programming agreements. Advertising sales increased $25.9 million, or 40.2%, from $64.5 million for the three months ended June 30, 2001 to $90.4 million for the three months ended June 30, 2002. The increase was primarily due to acquisitions of new systems, increased advertising capacity as a result of increased channel lineup and improved market conditions offset by a decrease in launch support advertising. For the three months ended June 30, 2002 and 2001, we received $5.4 million and $1.3 million, respectively, of advertising revenue from our two largest equipment vendors. Advertising revenues from vendors and launch contracts are recognized based on the fair value of the cross-channel advertising provided.

Other revenues consist primarily of revenues from franchise fees, customer installations, home shopping, dial-up Internet service and other miscellaneous revenues. Other revenues decreased $6.1 million, or 6.3%, from $96.2 million for the three months ended June 30, 2001 to $90.1 million for the three months ended June 30, 2002. The decrease was partially due to the Federal Communications Commission's (FCC) ruling that collection of franchise fees was no longer required for cable modem service, partially offset by increases in the other aforementioned revenues.

OPERATING EXPENSES. Operating expenses increased by $106.5 million, or 33.9%, from $314.1 million for the three months ended June 30, 2001 to $420.6 million for the three months ended June 30, 2002. Key components of operating expenses as a percentage of revenues are as follows (dollars in millions):

                                                    Three Months Ended June 30,
                                          ------------------------------------------
                                                  2002                  2001             2002 over 2001
                                          --------------------  --------------------  --------------------
                                                       % of                  % of                    %
                                           Amount    Revenues    Amount    Revenues    Change     Change
                                          ---------  ---------  ---------  ---------  ---------  ---------
Analog video programming................ $   266.0       23.0% $   211.8       22.8% $    54.2       25.6%
Digital video...........................      40.8        3.5%      24.1        2.6%      16.7       69.3%
Cable modem.............................      39.0        3.4%      20.4        2.2%      18.6       91.2%
Advertising sales.......................      21.4        1.8%      13.7        1.5%       7.7       56.2%
Service costs...........................      53.4        4.6%      44.1        4.7%       9.3       21.1%
                                          ---------  ---------  ---------  ---------  ---------
                                         $   420.6       36.3% $   314.1       33.8% $   106.5       33.9%
                                          =========  =========  =========  =========  =========

Analog video programming costs consist primarily of costs paid to programmers for the provision of basic and premium channels as well as pay-per-view programs and channel guides. The increase in analog video programming costs of $54.2 million, or 25.6%, was primarily due to the addition of customers in the acquisition of the AT&T Broadband systems, as well as inflationary or negotiated price increases, particularly in sports programming, and increased channel lineup. The increase of $16.7 million, or 69.3%, in direct operating costs to provide digital video services was primarily due to internal growth of these advanced services and increased programming costs. The increase of $18.6 million, or 91.2%, in direct operating costs to provide cable modem services was primarily due to internal growth. Advertising sales costs increased $7.7 million, or 56.2%, primarily due to acquisitions of new systems and increased advertising capacity as a result of increased channel lineup and improved market conditions. Service costs consist primarily of service personnel salaries and benefits, system utilities, maintenance and pole rent expense. The increase in service costs of $9.3 million, or 21.1%, resulted primarily from our acquisition of the AT&T Broadband systems in June 2001 coupled with overall continued internal growth.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $47.8 million, or 27.7%, from $172.3 million for the three months ended June 30, 2001 to $220.1 million for the three months ended June 30, 2002. Key components of expense as a percentage of revenues are as follows (dollars in millions):

                                                 Three Months Ended June 30,
                                       ------------------------------------------
                                               2002                  2001             2002 over 2001
                                       --------------------  --------------------  --------------------
                                                    % of                  % of                    %
                                        Amount    Revenues    Amount    Revenues    Change     Change
                                       ---------  ---------  ---------  ---------  ---------  ---------
General and administrative........... $   195.0       16.8% $   153.7       16.6% $    41.3       26.9%
Marketing............................      25.1        2.2%      18.6        2.0%       6.5       34.9%
                                       ---------  ---------  ---------  ---------  ---------
                                      $   220.1       19.0% $   172.3       18.6% $    47.8       27.7%
                                       =========  =========  =========  =========  =========

General and administrative expenses consist primarily of salaries and benefits, franchise fees, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $41.3 million, or 26.9%, resulted primarily from our acquisition of the AT&T Broadband systems in June 2001, coupled with overall continued internal growth. Marketing expenses increased $6.5 million, or 34.9%, related to an increased level of promotions of our service offerings and the AT&T Broadband systems acquisition.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased by $228.8 million, or 31.7%, from $721.0 million for the three months ended June 30, 2001 to $492.2 million for the three months ended June 30, 2002. This decrease was due primarily to the adoption on January 1, 2002 of SFAS No. 142 which requires that franchise intangible assets that meet the indefinite life criteria of SFAS No. 142 no longer be amortized against earnings but instead be tested annually for impairment. Upon adoption we did not incur an impairment charge and eliminated further amortization of indefinite- lived franchise assets. Amortization of such assets totaled $314.3 million for the three months ended June 30, 2001. This decrease was partially offset by the increase in depreciation expense related to additional capital expenditures in 2002 and 2001 and amortization for franchise renewal costs and franchise assets that did not qualify for indefinite life treatment totaling $2.1 million for the three months ended June 30, 2002.

OPTION COMPENSATION EXPENSE. Option compensation expense decreased by $4.1 million, or 85.4%, from $4.8 million for the three months ended June 30, 2001 to $0.7 million for the three months ended June 30, 2002. Option compensation expense represents expense related to exercise prices on certain options that were issued prior to our initial public offering in 1999 that were less than the estimated fair values of our common stock at the time of grant. The decrease was primarily the result of the forfeiture of approximately 7 million options by our former President and Chief Executive Officer as part of his September 2001 separation agreement. Option compensation expense is being recorded over the vesting period of such options and will continue to be recorded at a decreasing rate until the last vesting period lapses in April 2004.

CORPORATE EXPENSES. Corporate expenses increased by $2.6 million, or 18.6%, from $14.0 million for the three months ended June 30, 2001 to $16.6 million for the three months ended June 30, 2002. The increase was primarily the result of hiring additional employees.

INTEREST EXPENSE, NET. Interest expense, net increased by $58.5 million, or 18.6%, from $314.9 million for the three months ended June 30, 2001 to $373.4 million for the three months ended June 30, 2002. The increase in net interest expense was a result of an increase in average debt outstanding of $2.8 billion to $17.5 billion for the second quarter of 2002 compared to $14.7 billion for the second quarter of 2001, partially offset by a decline in our weighted average borrowing rate of 0.32% to 8.05% in the second quarter of 2002 from 8.37% in the second quarter of 2001. Our weighted average borrowing rate decreased primarily as a result of a general decline in variable borrowing rates and the effect of the interest rate swap agreements. The increase in outstanding debt primarily relates to the issuance of the January 2002 Charter Holdings notes, the proceeds of which were used to repay a portion of the amounts outstanding under the revolving credit facilities of our subsidiaries.

OTHER EXPENSE. Other expense increased by $42.2 million, or 175.8%, from $24.0 million for the three months ended June 30, 2001 to $66.2 million for the three months ended June 30, 2002. This was primarily due to a loss of $62.8 million on interest rate agreements for the three months ended June 30, 2002 compared with a gain of $9.2 million on interest rate agreements for the three months ended June 30, 2001.

MINORITY INTEREST. Minority interest decreased by $133.4 million, or 36.8%, from $362.8 million for the three months ended June 30, 2001 to $229.4 million for the three months ended June 30, 2002. Minority interest represents the ownership in Charter Communications Holding Company by entities other than Charter Communications, Inc.

NET LOSS. Net loss decreased by $71.8 million, or 26.2%, from $273.8 million for the three months ended June 30, 2001 to $202.0 million for the three months ended June 30, 2002 as a result of the factors described above, including the decrease in amortization expense as a result of adoption of SFAS No. 142.

LOSS PER COMMON SHARE. The loss per common share decreased by $0.38, from $1.07 per common share for the three months ended June 30, 2001 to $0.69 per common share for the three months ended June 30, 2002 as a result of the factors described above.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

The following table presents the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the periods presented (dollars in millions, except per share data) and do not include the operating results of the AT&T Broadband systems acquired on June 30, 2001 for the six months ended June 30, 2001:

                                                                 Six Months Ended June 30,
                                                       --------------------------------------------
                                                                2002                    2001
                                                       ---------------------   --------------------
Revenues............................................. $  2,236.7      100.0% $ 1,802.3      100.0%
                                                       ----------  ---------   ---------  ---------
Operating expenses:
  Operating (excluding those items listed below).....      822.6       36.8%     620.0       34.4%
  Selling, general and administrative................      431.7       19.3%     338.6       18.8%
  Depreciation and amortization......................      979.1       43.8%   1,416.8       78.6%
  Option compensation expense........................        1.4        0.1%      10.9        0.6%
  Corporate expenses.................................       32.1        1.4%      27.7        1.5%
                                                       ----------  ---------   ---------  ---------
                                                         2,266.9      101.4%   2,414.0      133.9%
                                                       ----------  ---------   ---------  ---------
      Loss from operations...........................      (30.2)      (1.4)%    (611.7)     (33.9)%
                                                       ----------              ---------
Other income (expense):
  Interest expense, net..............................     (736.5)                (625.7)
  Other expense......................................      (36.2)                 (83.9)
                                                       ----------              ---------
                                                          (772.7)                (709.6)
                                                       ----------              ---------
      Loss before minority interest..................     (802.9)              (1,321.3)
Minority interest....................................      426.8                  766.7
                                                       ----------              ---------
      Net loss.......................................     (376.1)                (554.6)
      Dividends on preferred stock - redeemable......       (1.5)                    --
                                                       ----------              ---------
      Net loss applicable to common stock............ $   (377.6)             $  (554.6)
                                                       ==========              =========

Loss per common share, basic and diluted............. $    (1.28)             $   (2.27)
                                                       ==========              =========

REVENUES. Revenues increased by $434.4 million, or 24.1%, from $1,802.3 million for the six months ended June 30, 2001 to $2,236.7 million for the six months ended June 30, 2002. System operations existing before June 30, 2001 accounted for $235.2 million, or 54.1%, of the increase, while systems acquired after June 30, 2001 accounted for $199.2 million, or 45.9%, of the increase. Revenues by service offering are as follows (dollars in millions):

                                    Six Months Ended June 30,
                           ------------------------------------------
                                   2002                  2001             2002 over 2001
                           --------------------  --------------------  --------------------
                                        % of                  % of                    %
                            Amount    Revenues    Amount    Revenues    Change     Change
                           ---------  ---------  ---------  ---------  ---------  ---------
Analog video............. $ 1,531.5       68.5% $ 1,316.1       73.0% $   215.4       16.4%
Digital video............     221.3        9.9%     123.2        6.8%      98.1       79.6%
Cable modem..............     150.7        6.7%      58.0        3.2%      92.7      159.8%
Advertising sales........     149.9        6.7%     120.2        6.7%      29.7       24.7%
Other....................     183.3        8.2%     184.8       10.3%      (1.5)      -0.8%
                           ---------  ---------  ---------  ---------  ---------
                          $ 2,236.7      100.0% $ 1,802.3      100.0% $   434.4       24.1%
                           =========  =========  =========  =========  =========

Analog video revenues consist primarily of revenues from basic and premium services. Analog video revenues increased by $215.4 million, or 16.4%, from $1,316.1 million for the six months ended June 30, 2001 to $1,531.5 million for the six months ended June 30, 2002. Approximately $133.1 million of the increase was due to approximately 551,100 basic customers acquired in the acquisition of the AT&T Broadband systems on June 30, 2001 while approximately $119.5 million of the increase is due to general rate increases. These increases were offset by approximately $37.2 million resulting from the strengthening of our policy of disconnecting marginal customers in the first quarter of 2002.

Digital video revenues consist primarily of revenues related to the provision of digital video service. Digital video revenues increased by $98.1 million, or 79.6%, from $123.2 million for the six months ended June 30, 2001 to $221.3 million for the six months ended June 30, 2002. Approximately $23.5 million of the increase was due to approximately 116,500 digital video customers acquired through acquisitions coupled with an increase of approximately $22.6 million due to general rate increases. The remaining increase of approximately $52.0 million resulted from internal growth of approximately 679,000 digital customers due to the upgrade and expansion of our systems to provide advanced services to a larger customer base. Increased marketing efforts and strong demand for this service have also contributed to internal growth.

Cable modem revenues consist primarily of revenues related to the provision of high-speed Internet service. Cable modem revenues increased $92.7 million, or 159.8%, from $58.0 million for the six months ended June 30, 2001 to $150.7 million for the six months ended June 30, 2002. Approximately $9.5 million of the increase is due to approximately 19,800 cable modem customers acquired through acquisitions, while the remaining increase of approximately $83.2 million was due to internal growth of approximately 500,100 cable modem customers as our system upgrades and expansion continue to increase our ability to offer high-speed Internet service to a larger customer base. Internal growth in cable modem services was the result of strong marketing efforts coupled with increased demand for such services.

Advertising sales revenues consist primarily of revenues from traditional advertising services as well as advertising related to launch contracts. Advertising sales increased $29.7 million, or 24.7%, from $120.2 million for the six months ended June 30, 2001 to $149.9 million for the six months ended June 30, 2002. The increase was primarily due to acquisitions of new systems and increased advertising capacity as a result of an increase in channel lineup and improved market conditions offset by a decrease in launch support advertising. For the six months ended June 30, 2002 and 2001, we received $6.0 million and $4.0 million, respectively, of advertising revenue from our two largest equipment vendors. Advertising revenues from vendors and launch contracts are recognized based on the fair value of the cross- channel advertising provided.

Other revenues consist primarily of revenues from franchise fees, customer installations, home shopping, dial-up Internet service and other miscellaneous revenues. Other revenues decreased $1.5 million, or 0.8%, from $184.8 million for the six months ended June 30, 2001 to $183.3 million for the six months ended June 30, 2002. The decrease was partially due to the FCC's ruling that collection of franchise fees was no longer required for cable modem service, partially offset by increases in the other aforementioned revenues.

OPERATING EXPENSES. Operating expenses increased by $202.6 million, or 32.7%, from $620.0 million for the six months ended June 30, 2001 to $822.6 million for the six months ended June 30, 2002. Key components of operating expenses as a percentage of revenues are as follows (dollars in millions):

                                                    Six Months Ended June 30,
                                          ------------------------------------------
                                                  2002                  2001             2002 over 2001
                                          --------------------  --------------------  --------------------
                                                       % of                  % of                    %
                                           Amount    Revenues    Amount    Revenues    Change     Change
                                          ---------  ---------  ---------  ---------  ---------  ---------
Analog video programming................ $   527.6       23.6% $   422.2       23.4% $   105.4       25.0%
Digital video...........................      75.9        3.4%      44.7        2.5%      31.2       69.8%
Cable modem.............................      73.9        3.3%      38.1        2.1%      35.8       94.0%
Advertising sales.......................      40.6        1.8%      28.9        1.6%      11.7       40.5%
Service costs...........................     104.6        4.7%      86.1        4.8%      18.5       21.5%
                                          ---------  ---------  ---------  ---------  ---------
                                         $   822.6       36.8% $   620.0       34.4% $   202.6       32.7%
                                          =========  =========  =========  =========  =========

Analog video programming costs consist primarily of costs paid to programmers for the provision of basic and premium channels. The increase in analog video programming costs of $105.4 million, or 25.0%, was primarily due to the addition of customers in the acquisition of the AT&T Broadband systems, as well as inflationary or negotiated price increases, particularly in sports programming, and increased channel lineup. The increase of $31.2 million, or 69.8%, in direct operating costs to provide digital video services was primarily due to internal growth of these advanced services and increased programming costs. The increase of $35.8 million, or 94.0%, in direct operating costs to provide cable modem services was primarily due to internal growth. Advertising sales costs increased $11.7 million, or 40.5%, primarily due to acquisitions of new systems and increased advertising capacity as a result of an increase in channel lineup and improved market conditions. Service costs consist primarily of service personnel salaries and benefits, system utilities, maintenance and pole rent expense. The increase in service costs of $18.6 million, or 21.6%, resulted primarily from our acquisition of the AT&T Broadband systems in June 2001 coupled with overall continued internal growth.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $93.1 million, or 27.5%, from $338.6 million for the six months ended June 30, 2001 to $431.7 million for the six months ended June 30, 2002. Key components of expense as a percentage of revenues are as follows (dollars in millions):

                                                 Six Months Ended June 30,
                                       ------------------------------------------
                                               2002                  2001             2002 over 2001
                                       --------------------  --------------------  --------------------
                                                    % of                  % of                    %
                                        Amount    Revenues    Amount    Revenues    Change     Change
                                       ---------  ---------  ---------  ---------  ---------  ---------
General and administrative........... $   387.8       17.3% $   303.4       16.8% $    84.4       27.8%
Marketing............................      43.9        2.0%      35.2        2.0%       8.7       24.7%
                                       ---------  ---------  ---------  ---------  ---------
                                      $   431.7       19.3% $   338.6       18.8% $    93.1       27.5%
                                       =========  =========  =========  =========  =========

General and administrative costs consist primarily of salaries and benefits, franchise fees, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $84.4 million, or 27.8%, resulted primarily from our acquisition of the AT&T Broadband systems in June 2001 coupled with overall continued internal growth. Marketing expenses increased $8.7 million, or 24.7%, related to an increased level of promotions of our service offerings and the AT&T Braodband systems acquisition.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased by $437.7 million, or 30.9%, from $1,416.8 million for the six months ended June 30, 2001 to $979.1 million for the six months ended June 30, 2002. This decrease was due primarily to the adoption on January 1, 2002 of SFAS No. 142 which requires that franchise intangible assets that meet the indefinite life criteria of SFAS No. 142 no longer be amortized against earnings but instead be tested annually for impairment. Upon adoption we did not incur an impairment charge and eliminated the further amortization of indefinite-lived franchise assets. Amortization of such assets totaled $630.1 million for the six months ended June 30, 2001. This decrease was partially offset by the increase in depreciation expense related to additional capital expenditures in 2001 and 2002 and amortization for franchise renewal costs and franchise assets that did not qualify for indefinite life treatment totaling $4.2 million for the six months ended June 30, 2002.

OPTION COMPENSATION EXPENSE. Option compensation expense decreased by $9.5 million, or 87.2%, from $10.9 million for the six months ended June 30, 2001 to $1.4 million for the six months ended June 30, 2002. Option compensation expense represents expense related to exercise prices on certain options that were issued prior to our initial public offering in 1999 that were less than the estimated fair values of our common stock at the time of grant. The decrease was primarily the result of the forfeiture of approximately 7 million options by our former President and Chief Executive Officer as part of his September 2001 separation agreement. Option compensation expense is being recorded over the vesting period of such options and will continue to be recorded at a decreasing rate until the last vesting period lapses in April 2004.

CORPORATE EXPENSES. Corporate expenses increased by $4.4 million, or 15.9%, from $27.7 million for the six months ended June 30, 2001 to $32.1 million for the six months ended June 30, 2002. The increase was primarily the result of hiring additional employees.

INTEREST EXPENSE, NET. Interest expense, net increased by $110.8 million, or 17.7%, from $625.7 million for the six months ended June 30, 2001 to $736.5 million for the six months ended June 30, 2002. The increase in net interest expense was a result of an increase in average debt outstanding of $3.1 billion to $17.2 billion for the six months ended June 30, 2002 compared to $14.1 billion for the six months ended June 30, 2001, partially offset by a decline in our weighted average borrowing rate of 0.46% to 8.10% in the first half of 2002 from 8.56% in the first half of 2001. Our weighted average borrowing rate decreased primarily as a result of a general decline in variable borrowing rates and the effect of the interest rate swap agreements. The increase in outstanding debt primarily relates to the issuance of the January 2002 Charter Holdings notes, the proceeds of which were used to repay a portion of the amounts outstanding under the revolving credit facilities of our subsidiaries.

OTHER EXPENSE. Other expense decreased by $47.7 million, or 56.9%, from $83.9 million for the six months ended June 30, 2001 to $36.2 million for the six months ended June 30, 2002. This was primarily due to a loss of $29.6 million on interest rate agreements for the six months ended June 30, 2002 compared with a loss of $17.6 million on interest rate agreements, a loss from cumulative effect of change in accounting principle of $23.9 million and losses on investments of $36.1 million for the six months ended June 30, 2001.

MINORITY INTEREST. Minority interest decreased by $339.9 million, or 44.3%, from $766.7 million for the six months ended June 30, 2001 to $426.8 million for the six months ended June 30, 2002. The minority interest represents the ownership in Charter Communications Holding Company by entities other than Charter Communications, Inc.

NET LOSS. Net loss decreased by $178.5 million, or 32.2%, from $554.6 million for the six months ended June 30, 2001 to $376.1 million for the six months ended June 30, 2002 as a result of the factors described above, including the decrease in amortization expense as a result of adoption of SFAS No. 142.

LOSS PER COMMON SHARE. The loss per common share decreased by $0.99, from $2.27 per common share for the six months ended June 30, 2001 to $1.28 per common share for the six months ended June 30, 2002 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded and expect to fund future liquidity and capital requirements through cash flows from operations, borrowings under the credit facilities of our subsidiaries, issuances of debt securities by our subsidiaries and us, and our issuances of equity securities. Our ability to make payments on our debt securities is dependent on the receipt of payments on our mirror debt securities issued by and distributions from Charter Communications Holding Company and issuances of our securities. See "Financing Activities" below for a description of our mirror debt securities.

OPERATING ACTIVITIES. Net cash provided by operating activities for the six months ended June 30, 2002 and 2001 was $227.0 million and $18.1 million, respectively. For the six months ended June 30, 2002, net cash provided by operating activities increased primarily due to increased revenues of $434.4 million compared to the corresponding period in 2001, offset partially by a change in operating assets and liabilities of $173.9 million during the six months ended June 30, 2002.

Operating activities provided $208.8 million more cash during the six months ended June 30, 2002 than the corresponding period in 2001. Operating assets and liabilities used $60.6 million less cash during the six months ended June 30, 2002 than in the corresponding period in 2001.

INVESTING ACTIVITIES. Net cash used in investing activities for the six months ended June 30, 2002 and 2001 was $1.2 billion and $3.1 billion, respectively. For the six months ended June 30, 2002, net cash used in investing activities resulted primarily from capital expenditures of $1.1 billion for property, plant and equipment and $125.0 million for payments for acquisitions. For the six months ended June 30, 2001, cash used in investing activities resulted primarily from capital expenditures of $1.4 billion for property, plant and equipment and $1.7 billion for payments for acquisitions. Capital expenditures reflect the continued upgrade and rebuild of our systems in order to offer advanced services to our customers and normal recurring capital expenditures. Our upgrade and rebuild will continue to require substantial capital. We expect to spend approximately $2.350 billion, or approximately $125.0 million less than our original projection for capital expenditures of $2.475 billion, during 2002 for upgrades, rebuilds, and normal recurring capital expenditures. The expected reduction of capital expenditures results from efficiencies in our upgrade/rebuild and construction efforts, decreased churn, increased self-installations, reduced installation time and improved inventory management.

Investing activities used $1.9 billion less cash during the six months ended June 30, 2002 than in the corresponding period in 2001. Cash used for purchases of property, plant and equipment decreased by $248.4 million during the six months ended June 30, 2002 than in the corresponding period in 2001. Cash used for payments for acquisitions decreased by $1.6 billion during the six months ended June 30, 2002 than in the corresponding period in 2001 primarily as a result of our acquisition of the AT&T Broadband systems in the corresponding period.

FINANCING ACTIVITIES. Net cash provided by financing activities for the six months ended June 30, 2002 and 2001 was $1.0 billion and $3.5 billion, respectively. For the six months ended June 30, 2002, we received proceeds from the issuance of long-term debt and additional borrowings on our credit facilities of $2.5 billion, which was offset primarily by repayment of long-term debt of $1.4 billion. For the six months ended June 30, 2001, we received proceeds from the issuance of long-term debt and additional borrowings on our credit facilities of $6.5 billion and proceeds from the issuance of common stock of $1.2 billion, which were offset primarily by repayment of long- term debt of $4.1 billion.

Financing activities provided $2.5 billion less cash during the six months ended June 30, 2002 than in the corresponding period in 2001.

As of June 30, 2002 and December 31, 2001, long-term debt totaled approximately $17.6 billion and $16.3 billion, respectively. This debt was comprised of approximately $6.9 billion and $6.7 billion of bank debt, $9.3 billion and $8.2 billion of high-yield bonds and $1.4 billion and $1.4 billion of convertible debt at June 30, 2002 and December 31, 2001, respectively.

As of June 30, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 6.2% and 6.0%, respectively, the weighted average rate on the high-yield debt was approximately 10.2% and 10.1%, respectively, and the weighted average rate on the convertible debt was approximately 5.3%, resulting in a blended weighted average rate of 8.2% and 7.6%, respectively. Approximately 83.7% of our debt was effectively fixed including the effects of our interest rate agreements as of June 30, 2002 compared to approximately 81.9% at December 31, 2001. The fair value of our total fixed-rate debt was $6.6 billion and $9.5 billion at June 30, 2002 and December 31, 2001, respectively. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt approximated the carrying value of $6.9 billion and $6.7 billion at June 30, 2002 and December 31, 2001, respectively, since this debt bears interest at current market rates.

In recent years, we have incurred significant additional debt to fund our capital expenditures and acquisitions. Traditionally, we have accessed the high-yield bond market as a source of capital for our growth. We believe that our access to that market does not exist at this time. Our significant amount of debt may adversely affect our ability to obtain financing in the future and react to changes in our business. Our credit facilities and other debt instruments contain various financial and operating covenants that could adversely impact our ability to operate our business, including restrictions on the ability of our operating subsidiaries to distribute cash to their parents. Additionally, in the event of a default or an event of default under the credit agreements of our subsidiaries, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could adversely impact our ability to operate our business and to make payments under our debt instruments. An event of default may in certain circumstances result in the acceleration of our debt under the related credit facility and may result in defaults under the agreements governing our other long-term indebtedness. If we need to raise additional capital through the issuance of equity, significant dilution to our shareholders could occur. See "- Certain Trends and Uncertainties."

We currently anticipate that we will have sufficient capital from operating revenues and existing credit facilities to fund our operating costs, interest expense, required debt repayments and capital expenditures during 2002 and through 2003. Beginning 2004, we expect that cash flows from operations will fund our operating costs, interest expense and capital expenditures. However, any projections about future capital need and cash flows are subject to substantial uncertainty. See "- Certain Trends and Uncertainties."

CAPITAL EXPENDITURES

We have substantial ongoing capital expenditure requirements. We make capital expenditures primarily to upgrade, rebuild and expand our cable systems for the development of new products and services, and deployment of digital converters and cable modems. Upgrading our cable systems will enable us to offer an increasing variety of advanced products and services, including digital television, cable modem high-speed Internet access, video-on- demand, interactive services, additional channels and tiers, and expanded pay- per-view options to a larger customer base.

We made capital expenditures, excluding acquisitions of cable systems, of $1.1 billion and $1.4 billion for the six months ended June 30, 2002 and 2001, respectively. The majority of the capital expenditures were related to our rebuild and upgrade program and purchases of converters and cable modems. These capital expenditures were funded from cash flows from operations, the issuance of debt, borrowings under credit facilities and the issuance of Class A common stock.

The following table presents capital expenditures, categorized by direct labor, direct materials and overhead for our major capital expenditures categories for the three and six months ended June 30, 2002 and for the year ended December 31, 2001 (dollars in thousands):

                                     Capitalized                                      Total Capital
                                   Installation (1)  Construction (2)    Other (3)     Expenditures
                                   ----------------  ----------------  -------------  --------------
Three Months Ended June 30, 2002
   Direct Labor (a).............. $         84,042  $        144,482  $      18,029  $      246,553
   Direct Materials (b)..........           11,915           165,807        166,818         344,540
   Overhead (c)..................           25,742            20,008          5,760          51,510
                                   ----------------  ----------------  -------------  --------------
                                  $        121,699  $        330,297  $     190,607  $      642,603
                                   ================  ================  =============  ==============

Six Months Ended June 30, 2002
   Direct Labor (a).............. $        152,675  $        229,308  $      36,649  $      418,632
   Direct Materials (b)..........           21,622           254,555        318,268         594,445
   Overhead (c)..................           49,913            40,767         10,145         100,825
                                   ----------------  ----------------  -------------  --------------
                                  $        224,210  $        524,630  $     365,062  $    1,113,902
                                   ================  ================  =============  ==============

Year Ended December 31, 2001
   Direct Labor (a).............. $        354,586  $        826,173  $      23,659  $    1,204,418
   Direct Materials (b)..........           57,375           632,158        951,213       1,640,746
   Overhead (c)..................           89,794            79,724         12,375         181,893
                                   ----------------  ----------------  -------------  --------------
                                  $        501,755  $      1,538,055  $     987,247  $    3,027,057
                                   ================  ================  =============  ==============

  Includes costs for initial customer installation that are capitalized in accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies," paragraph 12: "Initial subscriber installation costs, including material, labor, and overhead costs of the drop, shall be capitalized."

  Costs include wages of in-house installer as well as costs associated with outside contractor billed rates.

  Costs include wiring, connectors, and other miscellaneous materials at customer's locations.

  Indirect costs include benefits/payroll taxes, installer's supervisor, vehicle costs and warehouse expenses, among others.

  Includes costs capitalized to upgrade/rebuild existing plant, build new plant (line extensions), software, and infrastructure modifications. These costs include materials as well as the labor and indirect costs necessary to place those materials in service. Costs related to upgrade/rebuild were $298.8 million and $462.2 million for the three and six months ended June 30, 2002, respectively, and $1.37 billion for the year ended December 31, 2001. The following table presents internal labor and indirect costs associated with the upgrade/rebuild efforts for the periods presented:

	Three Months Ended	Six Months Ended	Year Ended
	June 30, 2002	June 30, 2002	December 31, 2001
In-house Construction
Labor	$ 22,232	$ 45,297	$ 88,582
Indirect	20,008	40,767	79,724
Total	$ 42,240	$ 86,064	$ 168,306

  Includes costs capitalized unrelated to installs or construction. These costs primarily include converters (analog/digital), cable modems, high-speed data provisioning equipment, video-on-demand equipment, land and buildings, autos, computer hardware and furniture.

We expect to spend approximately $2.350 billion, or approximately $125.0 million less than our original projection of capital expenditures of $2.475 billion, during 2002 for capital expenditures. The expected reduction of capital expenditures results from efficiencies in our upgrade/rebuild and construction efforts, decreased churn, increased self- installations, reduced installation time and improved inventory management. The actual amount that we spend will depend on the level of growth in our advanced services customer base and in the delivery of other interactive services. We currently believe that our business plan is fully funded through 2003, the point at which we expect to generate free cash flow. However, we may need additional capital if there is accelerated growth in advanced services customers or in the delivery of other interactive services for advanced products and services in our upgraded service areas or a need to upgrade other service areas ahead of schedule. If we are not able to obtain such capital from increases in our operating cash flow, additional borrowings or other sources, we may not be able to fund any accelerated growth, offer advanced products and services or compete effectively. Consequently, our growth, financial condition and results of operations could suffer materially. See "- Certain Trends and Uncertainties."

The following table presents the current technological state of our cable systems as of June 30, 2002 and the anticipated progress of planned upgrades through 2003, based on the percentage of our customers who will have access to the bandwidths listed below and two-way capability:

	Less than 550 Megahertz	550 Megahertz to 660 Megahertz	750 Megahertz	870 Megahertz	Two-Way Capability
June 30, 2002 December 31, 2002 December 31, 2003	16.1% 9.0% 7.3%	9.0% 6.5% 5.3%	40.8% 40.9% 40.6%	34.2% 43.6% 46.8%	78.9% 82.7% 89.4%

INVESTING ACTIVITIES

HIGH SPEED ACCESS CORP. On February 28, 2002, CC Systems LLC, a subsidiary of Charter Communications, Inc., purchased from High Speed Access the contracts and associated assets, and assumed related liabilities, that serve our customers, including a customer contact center, network operations center and provisioning software. At the closing, CC Systems paid $77.5 million to High Speed Access and delivered 37,000 shares of High Speed Access Series D convertible preferred stock and all of the warrants to buy High Speed Access common stock owned by Charter Communications Holding Company. In addition, High Speed Access purchased 38,000 shares of its Series D Preferred Stock from Vulcan Ventures for $8.0 million. To secure indemnity claims against High Speed Access under the asset purchase agreement, $2.0 million of the purchase price was retained. Additional purchase price adjustments may be made as provided in the asset purchase agreement. Charter Communications Holding Company obtained a fairness opinion from a qualified investment-banking firm regarding the valuation of the assets purchased by CC Systems pursuant to the asset purchase agreement. Concurrently with the closing of the transaction, High Speed Access purchased all of its common stock held by Vulcan Ventures, and certain of the agreements between our subsidiaries and High Speed Access, including the programming content agreement, the services agreement, the systems access agreement, the 1998 network services agreement and the May 2000 network services agreement were terminated. The results of operations of the acquired assets and assumed liabilities have been included in the consolidated financial statements from the date of acquisition.

ENSTAR LIMITED PARTNERSHIP SYSTEMS. In April 2002, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Holdings, completed the cash purchase of certain assets of Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar/Growth Program Six-A, L.P., Enstar Cable of Macoupin County and Enstar IV/PBD Systems Venture, serving in the aggregate approximately 21,600 customers, for a total cash sale price of approximately $48.3 million. Enstar Communications Corporation, a direct subsidiary of Charter Communications Holding Company, is the general partner of the Enstar limited partnerships.

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

DIGEO, INC. In connection with the execution of the carriage agreement on March 5, 2001, with digeo interactive, LLC, a subsidiary of digeo, inc., which will function as its television-based Internet portal for an initial six-year period, Charter Communications Ventures, LLC received an equity interest in digeo, inc. funded by Vulcan Ventures' contribution of approximately $21.2 million through DBroadband Holdings, LLC, a joint venture formed between Charter Communications Ventures, LLC and Vulcan Ventures. Vulcan Ventures' funding is subject to a priority return of capital to Vulcan Ventures up to the amount so funded. Charter Communications Ventures, LLC has no funding requirements related to digeo, inc. or its investment in DBroadband Holdings, LLC. Vulcan Ventures agreed to make, through January 24, 2004, certain additional contributions through DBroadband Holdings, LLC to acquire digeo, inc. equity in order to maintain Charter Communications Ventures LLC's pro rata interest in digeo, inc. in the event of certain future digeo, inc. equity financings by the founders of digeo, inc. These additional equity interests will also be subject to a priority return of capital to Vulcan Ventures up to the amount so contributed. Pursuant to this obligation, on April 26, 2002 Vulcan Ventures contributed an additional $12.5 million to DBroadband Holdings, LLC which was in turn used to purchase additional equity of digeo, inc. Due to the priority return of capital to Vulcan Ventures and the lack of equity investment by us, no value has been ascribed in our consolidated financials statements to the potential contingent return.

FINANCING ACTIVITIES

As of June 30, 2002 and December 31, 2001, long-term debt totaled approximately $17.6 billion and $16.3 billion, respectively. This debt was comprised of approximately $6.9 billion and $6.7 billion of bank debt, $9.3 billion and $8.2 billion of high-yield bonds and $1.4 billion and $1.4 billion of convertible debt at June 30, 2002 and December 31, 2001, respectively. As of June 30, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 6.2% and 6.0%, respectively, the weighted average rate on the high-yield debt was approximately 10.2% and 10.1%, respectively, and the weighted average rate on the convertible debt was approximately 5.3%, resulting in a blended weighted average rate of 8.2% and 7.6%, respectively. Approximately 83.7% of our debt was effectively fixed including the effects of our interest rate agreements as of June 30, 2002 compared to approximately 81.9% as of December 31, 2001.

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

The 9.625% senior notes are not redeemable prior to maturity. Interest is payable semi-annually in arrears on May 15 and November 15, beginning May 15, 2002, until maturity.

The 10.000% senior notes are redeemable at the option of the issuers at amounts decreasing from 105.000% to 100% of par value plus accrued and unpaid interest beginning on May 15, 2006, to the date of redemption. At any time prior to May 15, 2004, the issuers may redeem up to 35% of the aggregate principal amount of the 10.000% senior notes at a redemption price of 110.000% of the principal amount under certain conditions. Interest is payable semi- annually in arrears on May 15 and November 15, beginning May 15, 2002, until maturity.

The 12.125% senior discount notes are redeemable at the option of the issuers at amounts decreasing from 106.063% to 100% of accreted value beginning January 15, 2007. At any time prior to January 15, 2005, the issuers may redeem up to 35% of the aggregate principal amount of the 12.125% senior discount notes at a redemption price of 112.125% of the accreted value under certain conditions. Cash interest is payable semi-annually in arrears on January 15 and July 15 beginning July 15, 2007, until maturity. The discount on the 12.125% senior discount notes is being accreted using the effective interest method.

As of June 30, 2002, $650.0 million of the January 2002 Charter Holdings 9.625% and 10.000% senior notes were outstanding, and the accreted value of the 12.125% senior discount notes was approximately $263.7 million.

CC VIII OPERATING CREDIT FACILITIES. The CC VIII Operating credit facilities were amended and restated on January 3, 2002 and provided for borrowings of up to $1.55 billion, which were reduced to $1.52 billion as of June 30, 2002, as described below. The CC VIII Operating credit facilities provide for three term facilities, two Term A facilities with an aggregate principal amount of $475.0 million, which reduce quarterly beginning March 2002, that mature in June 2007, and a Term B facility with a principal amount of $497.5 million, which reduces quarterly beginning March 2002, that matures in February 2008. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the aggregate amount of $548.6 million, which reduce quarterly beginning in June 2002 and September 2005, respectively, with maturity dates in June 2007. At the option of the lenders, supplemental facilities in the amount of $300.0 million may be available. Amounts under the CC VIII Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans and up to 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% is payable on the unborrowed balance of the revolving credit facilities.

As of June 30, 2002, outstanding borrowings were $1.1 billion, and unused availability was $426.3 million. In January 2002, we repaid $107.0 million under the revolving portion of the CC VIII Operating credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

CHARTER OPERATING CREDIT FACILITIES. The Charter Operating credit facilities were amended and restated on January 3, 2002 to provide for borrowings of up to $5.2 billion and provide for four term facilities: two Term A facilities with an aggregate principal amount of $1.11 billion that mature in September 2007, each with different amortization schedules, one beginning in June 2002 and one beginning in September 2005; and two Term B facilities with an aggregate principal amount of $2.74 billion, of which $1.85 billion matures in March 2008 and $900.0 million matures in September 2008. The Charter Operating credit facilities also provide for two revolving credit facilities, in an aggregate amount of $1.34 billion, which will reduce annually beginning in March 2004 and September 2005, with a maturity date in September 2007. At the option of the lenders, supplemental credit facilities in the amount of $100.0 million may be available. Amounts under the Charter Operating credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans and 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving credit facilities.

As of June 30, 2002, outstanding borrowings were approximately $4.3 billion and the unused availability was $918.0 million. In January 2002, we repaid $465.0 million under the revolving portion of the Charter Operating credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

Certain provisions of the Charter Communications, Inc. certificate of incorporation and Charter Communications Holding Company limited liability company agreement effectively require that Charter Communications, Inc.'s investment in Charter Communications Holding Company replicate, on a "mirror" basis, Charter Communications, Inc.'s outstanding equity and debt structure. As a result of these coordinating provisions, whenever Charter Communications, Inc. issues equity or debt, Charter Communications, Inc. transfers the proceeds from such issuance to Charter Communications Holding Company, and Charter Communications Holding Company issues a "mirror" security to Charter Communications, Inc. that replicates the characteristics of the security issued by Charter Communications, Inc. As a result, in addition to its equity interest in common units of Charter Communications Holding Company, Charter Communications, Inc. also holds 100% of the mirror convertible notes, totaling $1.4 billion as of June 30, 2002 and December 31, 2001 of Charter Communications Holding Company that automatically convert into common membership units upon the conversion of any Charter Communications, Inc. convertible senior notes. Charter Communications, Inc. also holds 100% of the mirror preferred units, totaling $50.6 million as of June 30, 2002 and December 31, 2001 of Charter Communications Holding Company that automatically convert into common membership units upon the conversion of the Series A Convertible Redeemable Preferred Stock of Charter Communications, Inc. While the mirror securities represent a liability on the records of Charter Communications Holding Company, all of the accounts and balances of these mirror securities eliminate in consolidation and, therefore, do not increase the consolidated total amount of outstanding debt of Charter Communications, Inc.

The following table presents information relative to borrowing under our credit facilities as of June 30, 2002 (dollars in thousands):

                                                    Charter         CC VI      Falcon Cable      CC VIII
                                                   Operating      Operating    Communications   Operating        Total
                                                 -------------  -------------  -------------  -------------  -------------
Credit facilities outstanding ................. $   4,273,736  $     875,000  $     630,500  $   1,094,751  $   6,873,987
Other debt (1).................................       155,122             25          1,000          1,090        157,237
Intercompany debt (2) .........................       442,435         10,000        204,052             --        656,487
                                                 -------------  -------------  -------------  -------------  -------------

Total defined bank debt ....................... $   4,871,293  $     885,025  $     835,552  $   1,095,841  $   7,687,711
                                                 =============  =============  =============  =============  =============
Adjusted EBITDA (3)............................ $     330,758  $      47,371  $      70,780  $      69,215  $     518,124
                                                 =============  =============  =============  =============  =============
Leverage excluding Intercompany Debt (4).......          3.35           4.62           2.23           3.96           3.39
                                                 =============  =============  =============  =============  =============
Bank Compliance Leverage Ratio (5).............          3.68           4.67           2.95           3.96          N/A
                                                 =============  =============  =============  =============  =============
Maximum Allowable Leverage Ratio (6)...........          4.50           6.75           5.00           5.50          N/A
                                                 =============  =============  =============  =============  =============
Total Credit Facilities (7).................... $   5,191,736  $   1,200,000  $   1,334,229  $   1,521,075  $   9,247,040
                                                 =============  =============  =============  =============  =============
Potential Bank Availability (8)................ $     918,000  $     325,000  $     703,729  $     426,324  $   2,373,053
                                                 =============  =============  =============  =============  =============
Basic Customers................................     4,184,300        582,600      1,114,300        902,700      6,783,900
                                                 =============  =============  =============  =============  =============

  Includes other permitted bank level debt, capitalized leases and letters of credit, which are classified as debt by the respective credit facility agreements for the calculation of maximum allowable leverage. For Charter Operating, this includes the Renaissance Media Group LLC senior discount notes with an accreted value of $108.4 million as of June 30, 2002.

  Includes permitted intercompany loans between Charter Holdings or Charter Communications Holding Company to the respective bank group entities. These amounts eliminate in consolidation.

  Adjusted EBITDA represents the current quarter earnings (loss) before interest expense, depreciation and amortization, minority interest expense, option compensation expense and other noncash expenses. Adjusted EBITDA for Charter Operating and CC VIII Operating is also before corporate expenses. Adjusted EBITDA for each borrowing entity is presented in accordance with the related credit facilities agreement.

  Leverage excluding Intercompany Debt represents the aggregate of the credit facility outstanding and other debt divided by annualized Adjusted EBITDA annualized.

  Bank Compliance Leverage Ratio represents total defined bank debt divided by Adjusted EBITDA, annualized and is the most restrictive of the financial covenants.

  Maximum Allowable Leverage Ratio represents the maximum leverage ratio allowed under the respective bank agreements.

  Total Credit Facilities represents the total borrowing capacity of the credit facility.

  Potential Bank Availability represents the Total Credit Facilities capacity less Credit Facilities Outstanding, adjusted for any limitations due to covenant restrictions. Based on our current financial position and quarterly results of operations, we are not limited on borrowings by covenant restrictions other than $125.0 million in Falcon Cable Communications, which would be available upon the contribution of at least $125.0 million of intercompany debt to equity.

The maximum allowable leverage ratio declines over the term of each credit facility before becoming fixed until the credit facility matures as follows:
Charter Operating:	CC VI Operating:
4.50 through December 31, 2002	6.75 through June 30, 2002
4.25 through June 30, 2003	6.25 through June 30, 2003
4.00 thereafter until maturity	5.50 through June 30, 2004
4.50 through June 30, 2005
4.00 thereafter until maturity

Falcon Cable Communications:	CC VIII Operating:
5.00 through March 31, 2003	5.50 through December 31, 2002
4.50 through March 31, 2004	4.75 through December 31, 2003
3.50 through March 31, 2005	4.00 thereafter until maturity
3.00 thereafter until maturity

Based upon outstanding indebtedness as of June 30, 2002, aggregate future principal payments on borrowings under our credit facilities as of June 30, 2002 are presented below. While current maturities of debt in 2002 are presented in the table below, current maturities are not presented on the balance sheet as we have the ability and intent to refinance the amounts due in 2002 with availability under the revolving portions of our credit facilities.

              Charter         CC VI      Falcon Cable      CC VIII
             Operating      Operating    Communications   Operating        Total
           -------------  -------------  -------------  -------------  -------------
2002      $      16,528  $          --  $       2,500  $      27,500  $      46,528
2003             35,139         49,000          5,000         80,000        169,139
2004             35,833         71,500          5,000         80,000        192,333
2005            248,806         71,500          5,000        105,000        430,306
2006            488,833         94,000          5,000        130,000        717,833
Thereafter    3,448,597        589,000        608,000        672,250      5,317,847
           -------------  -------------  -------------  -------------  -------------
          $   4,273,736  $     875,000  $     630,500  $   1,094,750  $   6,873,986
           =============  =============  =============  =============  =============

The table below presents the aggregate future principal payments on outstanding borrowings under our credit facilities, assuming that the maximum available borrowings under such facilities were outstanding as of June 30, 2002:

              Charter         CC VI      Falcon Cable      CC VIII
             Operating      Operating    Communications   Operating        Total
           -------------  -------------  -------------  -------------  -------------
2002      $      16,528  $          --  $       6,485  $      28,925  $      51,938
2003             35,139         49,000         18,470         84,276        186,885
2004             42,778        106,500         29,190         84,276        262,744
2005            513,333        124,000        169,925        215,000      1,022,258
2006          1,049,653        199,000        385,910        397,873      2,032,436
Thereafter    3,534,305        721,500        724,250        710,724      5,690,779
           -------------  -------------  -------------  -------------  -------------
          $   5,191,736  $   1,200,000  $   1,334,230  $   1,521,074  $   9,247,040
           =============  =============  =============  =============  =============

OUTLOOK

We expect third quarter 2002 revenues of $1.185 billion to $1.20 billion and full year 2002 revenue of $4.6 billion to $4.7 billion. We expect operating cash flow, after corporate overhead expense, of $520.0 million to $530.0 million and full year 2002 operating cash flow of $2.035 billion to $2.07 billion. Operating cash flow is defined as revenues less operating, selling, general and administrative, and corporate expenses. Growth in digital video and cable modem customers is expected to offset a decline in basic customers compared to actual December 31, 2001 customers. We anticipate that the number of revenue generating units will increase in third quarter 2002 by 350,000 to 375,000 and for the full year 2002 by 1.1 million to 1.2 million over the pro forma revenue generating units in 2001. We expect to have video-on-demand service available to approximately 40% of our digital customers by the end of 2002. By year-end 2002, we expect to offer several new advanced products and services, including high-definition television (HDTV), subscription video-on-demand and conduct a market trial on an advanced broadband media center terminal that enables digital video recorder capability, wireless home networking, music jukebox, a new interactive program guide and interactive ticker and internet-access over the television; wireless home networking; and an enhanced customized internet portal, with a customized browser and charter.com e-mail. Voice-over Internet protocol telephony initiatives will continue to be developed and tested. As of June 30, 2002, we had 17,600 telephony customers.

Customer care remains a priority at Charter Communications, Inc. In 2002, we plan to build two additional customer contact centers with goals of increasing efficiency and improving customer service. These new customer contact centers will serve our customer base with state-of-the-art technology to further improve customer satisfaction.

We will continue our system rebuilds and upgrades so that the majority of our customers have access to advanced service technology. We expect to spend approximately $2.35 billion, or approximately $125.0 million less than our original projection of capital expenditures of $2.475 billion, during 2002 for upgrades, rebuilds, normal recurring and other capital expenditures.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report that could materially impact our business, results of operations and financial condition.

SUBSTANTIAL LEVERAGE/ADDITIONAL FINANCING. We and our subsidiaries have a significant amount of debt. As of June 30, 2002, our total debt was approximately $17.6 billion. If current debt levels increase, the related risks that we now face will intensify, including a potential deterioration of our existing credit ratings. Our ability to service our debt and to fund our planned capital expenditures for upgrading our cable systems and our ongoing operations will depend on our ability to generate cash and to secure financing in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Additionally, it is difficult to assess the impact that the armed conflict related to the terrorist attacks on September 11, 2001 and related events, combined with the general economic slowdown, will have on future operations. Traditionally, we have accessed the high-yield bond market as a source of capital for our growth. We believe that our access to that market does not exist at this time. Although we have borrowing availability under our current credit facilities totaling $2.4 billion, if we fully utilize this availability and need to obtain additional financing, we may need to consider alternative sources of financing. Such financing in general or on terms favorable to us may be difficult to obtain given the uncertainty in the capital markets, especially in light of the volatility in the cable, telecommunications and technology industries. If we need to raise additional capital through the issuance of equity, significant dilution to our shareholders could occur. If our business does not generate sufficient cash flow from operations, and sufficient future distributions are not available to us from borrowings under our credit facilities or from other sources of financing, we may not be able to repay our debt, to grow our business or to fund our other liquidity and capital needs.

RESTRICTIVE COVENANTS. The credit facilities of our subsidiaries and the indentures governing the publicly held notes of our subsidiaries contain a number of significant covenants that could adversely impact our business. In particular, the credit facilities and indentures of our subsidiaries restrict our subsidiaries' ability to:

  pay dividends or make other distributions;
  make certain investments or acquisitions;
  certain restrictions on related party transactions;
  dispose of assets or merge;
  incur additional debt;
  issue equity;
  repurchase or redeem equity interests and debt;
  grant liens; and
  pledge assets.

Furthermore, in accordance with our subsidiaries' credit facilities, a number of our subsidiaries are required to maintain specified financial ratios and meet financial tests. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the debt under the applicable agreement and in certain cases under other agreements governing our long-term indebtedness. Any default under our credit facilities or indentures governing our outstanding debt might adversely affect our growth, our financial condition and our results of operations and the ability to make payments on the publicly held notes of our subsidiaries and us and the credit facilities of our subsidiaries.

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

VARIABLE INTEREST RATES. At June 30, 2002, excluding the effects of hedging, approximately 39.1% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of June 30, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 6.2% and 6.0%, respectively, the weighted average rate on the high-yield was approximately 10.2% and 10.1%, respectively, and the weighted average rate on the convertible debt was approximately 5.3%, resulting in a blended weighted average rate of 8.2% and 7.6%, respectively. Approximately 83.7% of our debt was effectively fixed including the effects of our interest rate agreements as of June 30, 2002 compared to approximately 81.9% at December 31, 2001.

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

There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with access to cable plant on non-discriminatory terms. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Multiple federal courts have now struck down open-access requirements imposed by several different franchising authorities as unlawful. In March 2002, the Federal Communications Commission adopted a policy of regulatory forbearance concerning cable's provision of high- speed Internet service, and it officially classified such service in a manner that makes open access requirements unlikely. At the same time, the Federal Communications Commission initiated a rulemaking proceeding that leaves open the possibility that the Commission may assert regulatory control in the future. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

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

We continue to evaluate opportunities to swap or divest non- strategic cable systems. Our primary criterion in considering these opportunities is the potential financial and debt-reduction benefits we expect to ultimately realize as a result of a divestiture or swap. We also continue to explore acquisition opportunities to enhance our operations in existing markets. We consider each transaction in the context of our overall existing and planned operations.

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

CLASS A COMMON STOCK PRICE VOLATILITY. The market price of our Class A common stock and the publicly-traded notes issued by us and our subsidiaries has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including factors beyond our control. These factors include:

  actual or anticipated variations in our annual or quarterly operating results;

  changes in, or failure to meet, financial forecasts by securities analysts;

  new conditions or trends in the cable or telecommunications industry;

  general economic and market conditions and specifically, conditions related to the cable or telecommunications industry;

  the offer and sale by us of additional shares of Class A common stock or by us or our subsidiaries of other equity securities;

  the offer and sale by us or our subsidiaries of debt securities;

  announcement of the development of improved or competitive technologies;

  our ability to deliver advanced products and services and upgrade our broadband network;

  the use of new products or promotions by us or our competitors;

  changes in accounting rules;

  changes in our customer accounting or disconnection policies, or in those of our competitors;

  announcements by us of significant acquisitions or joint ventures;

  mergers, acquisitions or consolidation in the telecommunications industry generally, and in the cable television industry specifically;

  additions or departures of our directors and officers; and

  new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the Nasdaq National Market and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our Class A common stock and our and our subsidiaries' public notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company's securities, and recently such a purported class action lawsuits were filed against us. See Item I, Part II of this Quarterly Report.

ECONOMIC SLOWDOWN, TERRORISM AND ARMED CONFLICT. Although we do not believe that the armed conflict following the terrorist attacks on September 11, 2001 and related events have resulted in any material changes to our business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to our physical facilities. Armed conflict, terrorism and the related events may have other adverse effects on us, in ways that cannot be presently predicted.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. We will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

We are exposed to various market risks, including fluctuations in interest rates. We use interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of our subsidiaries. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals through 2006, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. Interest rate risk management agreements are not held or issued for speculative or trading purposes.

As of June 30, 2002 and December 31, 2001, long-term debt totaled approximately $17.6 billion and $16.3 billion, respectively. This debt was comprised of approximately $6.9 billion and $6.7 billion of debt under our subsidiaries' credit facilities, $9.3 billion and $8.2 billion of high-yield debt and approximately $1.4 billion and $1.4 billion of debt related to our convertible senior notes at June 30, 2002 and December 31, 2001, respectively.

As of June 30, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 6.2% and 6.0%, respectively, the weighted average rate on the high-yield debt was approximately 10.2% and 10.1%, respectively, and the weighted average rate on the convertible debt was approximately 5.3%, resulting in a blended weighted average rate of 8.2% and 7.6%, respectively. Approximately 83.7% of our debt was effectively fixed including the effects of our interest rate agreements as of June 30, 2002 compared to approximately 81.9% at December 31, 2001. The fair value of our total fixed-rate debt was $6.6 billion and $9.5 billion at June 30, 2002 and December 31, 2001, respectively. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt approximated the carrying value of $6.9 billion and $6.7 billion at June 30, 2002 and December 31, 2001, respectively, since this debt bears interest at current market rates.

We have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, derivative gains and losses are offset against related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three and six months ended June 30, 2002, other expense includes losses of $3.6 million and $5.1 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. For the three and six months ended June 30, 2001, other expense included losses of $2.0 million and $4.3 million, respectively. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss on the accompanying consolidated balance sheets. As of June 30, 2002 and 2001, a loss of $29.0 million and $4.2 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings or losses.

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." However, we believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the three and six months ended June 30, 2002, we recorded other expense of $59.2 million and $24.5 million, respectively, for interest rate derivative instruments not designated as hedges. For the three and six months ended June 30, 2001, we recorded other income of $10.8 million and other expense of $13.3 million (including $23.9 million in the six months ended June 30, 2001 for the loss on cumulative effect of adopting SFAS No. 133), respectively, for interest rate derivative instruments not designated as hedges.

As of June 30, 2002 and December 31, 2001, we had outstanding $3.6 billion and $3.3 billion, and $520.0 million and $520.0 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.

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

CREDIT FACILITY AMENDMENT. In January 2002, we amended the Charter Operating credit facilities and the CC VIII Operating credit facilities to provide, among other things, for the deferral of the repayment of the principal and a delay in the reduction of certain facilities and, in consideration, we increased the interest rates related to such facilities and paid a consent fee to those lenders that consented to the amendment. The amounts available for borrowing under the Charter Operating and the CC VIII Operating facilities were increased by $200.0 million and $100.0 million, respectively, at the time of the amendments.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

On July 31, 2002, a purported class action lawsuit was filed in the United States District Court for the Central District of California against Charter Communications, Inc. and certain of its executive officers on behalf of purchasers of securities of Charter Communications, Inc. from November 9, 1999 through July 17, 2002. The complaint alleges that Charter Communications, Inc. and certain of its executive officers violated federal securities laws by issuing materially false and misleading statements relating to the financial performance of

Charter Communications, Inc. We believe that the lawsuit is without merit and intend to vigorously defend the action.

In addition to the matters set forth above, we are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of Charter Communications, Inc. was held on July 23, 2002. Of the total 294,646,658 shares of Class A common stock issued, outstanding and eligible to be voted at the meeting, 256,894,333 shares, representing the same number of votes, were represented in person or by proxy at the meeting. Of the total 50,000 shares of Class B common stock issued, outstanding and eligible to be voted at the meeting, 50,000 shares, representing 3,391,820,310 votes, were represented in person or by proxy at the meeting. Three matters were submitted to a vote of the shareholders at the meeting.

ELECTION OF ONE CLASS A/CLASS B DIRECTOR. The holders of the Class A common stock and the Class B common stock voting together elected Ronald L. Nelson as the Class A/Class B director, to hold office for a term of one year. The voting results are set forth below:
NOMINEE	FOR	WITHHELD	BROKER NON-VOTE

Ronald L. Nelson	3,657,483,332	2,964,314	N/A

ELECTION OF SIX CLASS B DIRECTORS. The holder of the Class B common stock elected seven Class B directors to the Board of Directors, each to hold office for a term of one year. The voting results are set forth below:
NOMINEE	FOR	WITHHELD

Paul G. Allen	3,391,820,310	0
Marc B. Nathanson	3,391,820,310	0
Nancy B. Peretsman	3,391,820,310	0
William D. Savoy	3,391,820,310	0
John H. Tory	3,391,820,310	0
Carl E. Vogel	3,391,820,310	0
Larry W. Wangberg	3,391,820,310	0

RATIFICATION OF KPMG LLP AS INDEPENDENT PUBLIC ACCOUNTANTS. The holders of the Class A common stock and the Class B common stock voting together ratified KPMG LLP as Charter Communications, Inc.'s independent public accountants for the year ended December 31, 2002. The voting results are set forth below:
FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

3,656,500,846	3,671,937	0	N/A

Under the Certificate of Incorporation and Bylaws of Charter Communications, Inc. for purposes of determining whether votes have been cast, abstentions and broker "non-votes" are not counted and therefore do not have an effect on the proposals.

ITEM 5. OTHER ITEMS

On July 31, 2002, a purported class action lawsuit was filed in the United States District Court for the Central District of California against Charter Communications, Inc. and certain of its executive officers on behalf of purchasers of securities of Charter Communications, Inc. from November 9, 1999 through July 17, 2002, as described in Item 1 Legal Proceedings, Part II of this Quarterly Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

Exhibit Number	Description of Document
4.1

Second Supplemental Indenture, dated as of June 25, 2002, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009. *

4.2

Second Supplemental Indenture, dated as of June 25, 2002, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011. *

4.3

First Supplemental Indenture, dated as of June 25, 2002, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012. *

4.4(a)

5.75% Mirror Note in the principal amount of $650 million dated as of October 30, 2000 made by Charter Communications Holding Company, LLC, a Delaware limited liability company, in favor of Charter Communications, Inc., a Delaware corporation. *

4.4(b)

5.75% Mirror Note in the principal amount of $100 million dated as of November 3, 2000 made by Charter Communications Holding Company, LLC, a Delaware limited liability company, in favor of Charter Communications, Inc., a Delaware corporation. *

4.5

4.75% Mirror Note in the principal amount of $632.5 million dated as of May 30, 2001 made by Charter Communications Holding Company, LLC, a Delaware limited liability company, in favor of Charter Communications, Inc., a Delaware corporation. *

15.1	Letter re Unaudited Interim Financial Statements. *
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

* filed herewith

(b) REPORTS ON FORM 8-K

On April 22, 2002, the registrant filed a current report on Form 8-K dated April 22, 2002 to report that the registrant had changed its principal independent accountants.

On April 23, 2002, the registrant filed an Amendment No. 1 on Form 8-K/A dated April 22, 2002, to amend the registrant's current report on Form 8-K dated and filed April 22, 2002 to correct an error made by the printer in filing the text of the registrant's subsidiary's Form 8-K with the registrant's filing.

On April 26, 2002, the registrant filed an Amendment No. 2 on Form 8-K/A dated April 22, 2002, to amend the current report on Form 8-K/A dated April 22, 2002 and filed April 23, 2002.

On April 29, 2002, the registrant filed a current report on Form 8-K dated April 29, 2002 to report 2002 first quarter financial results.

On July 24, 2002, the registrant filed a current report on Form 8-K dated July 23, 2002 to report the issuance of a press release relative to its annual shareholders meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC., Registrant

Dated: August 6, 2002

By: /s/ KENT D. KALKWARF Name: Kent D. Kalkwarf Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ PAUL E. MARTIN Name: Paul E. Martin Title: Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
4.1

Second Supplemental Indenture, dated as of June 25, 2002, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009. *

4.2

Second Supplemental Indenture, dated as of June 25, 2002, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011. *

4.3

First Supplemental Indenture, dated as of June 25, 2002, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012. *

4.4(a)

5.75% Mirror Note in the principal amount of $650 million dated as of October 30, 2000 made by Charter Communications Holding Company, LLC, a Delaware limited liability company, in favor of Charter Communications, Inc., a Delaware corporation. *

4.4(b)

5.75% Mirror Note in the principal amount of $100 million dated as of November 3, 2000 made by Charter Communications Holding Company, LLC, a Delaware limited liability company, in favor of Charter Communications, Inc., a Delaware corporation. *

4.5

4.75% Mirror Note in the principal amount of $632.5 million dated as of May 30, 2001 made by Charter Communications Holding Company, LLC, a Delaware limited liability company, in favor of Charter Communications, Inc., a Delaware corporation. *

15.1	Letter re Unaudited Interim Financial Statements. *
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

* filed herewith