Form 10-Q
period 2002-09-30
CHARTER COMMUNICATIONS INC /MO/
filed 2002-11-19
CIK 1091667

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    000-27927

Charter Communications, Inc.
(Exact name of registrant as specified in its charters)

Delaware	43-1857213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
(Address of principal executive offices including zip code)

(314) 965-0555
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).YES [X] NO [  ]

Number of shares of Class A common stock outstanding as of November 18, 2002: 294,646,658

Number of shares of Class B common stock outstanding as of November 18, 2002: 50,000

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended September 30, 2002
Table of Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including without limitation, the factors described under "Certain Trends and Uncertainties" under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the SEC, and include, but are not limited to:

  our ability to sustain and grow revenues and cash flow by offering advanced products and services;
  our ability to achieve free cash flow;
  our ability to maintain and grow the number of our basic, digital and modem customers;
  the cost and availability of funding for anticipated capital expenditures for our upgrades, new equipment and facilities;
  availability of funds to meet payment obligations under our debt, either through cash from operations or further borrowings;
  our ability to support new advanced services through our plant technology upgrade;
  our ability to compete effectively in a highly competitive and changing environment;
  our ability to obtain programming as needed and at reasonable prices;
  our ability to continue to do business with and to use the intellectual property of existing vendors, particularly high-tech companies that do not have a long operating history;
  the results of the pending grand jury inquiry filed by the United States Attorney's office for the Eastern District of Missouri, the pending informal, non-public SEC inquiry and the putative class action and derivative shareholders litigation against us;
  general business conditions and economic uncertainty or slowdown; and
  the effects of governmental regulation on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

Independent Accountants' Review Report

The Board of Directors and Shareholders
Charter Communications, Inc.:

We have reviewed the consolidated balance sheet of Charter Communications, Inc., and subsidiaries as of September 30, 2002, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002, and the related consolidated statements of cash flows for the nine-month period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The consolidated balance sheet of the Company as of December 31, 2001 was audited by other auditors who have ceased operations. As described in Note 2, the consolidated balance sheet has been restated. We have not audited, reviewed or applied any procedures to the December 31, 2001 consolidated balance sheet and, accordingly, we do not express an opinion or any other form of assurance on the consolidated balance sheet as of December 31, 2001. Additionally, the consolidated statements of operations for the three- month and nine-month periods ended September 30, 2001, and the related consolidated statements of cash flows for the nine-month period ended September 30, 2001, which have also been restated as described in Note 2, were not reviewed or audited by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ KPMG LLP

St. Louis, Missouri
November 18, 2002

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

                                                                                   September 30,  December 31,
                                                                                         2002         2001
                                                                                   ------------  ------------
                                                                                                  (restated)
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..................................................... $    508,174  $      1,679
   Accounts receivable, less allowance for doubtful accounts of                             --            --
     $21,947 and $32,866, respectively...........................................      242,606       290,504
   Receivables from related party................................................        7,313         4,634
   Prepaid expenses and other current assets.....................................       63,099        70,362
                                                                                   ------------  ------------
         Total current assets....................................................      821,192       367,179
                                                                                   ------------  ------------
INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated
     depreciation of $2,587,183 and $2,009,195, respectively.....................    7,396,550     7,149,483
   Franchises, net of accumulated amortization
     of $3,456,256 and $3,367,149, respectively..................................   18,287,177    18,338,776
                                                                                   ------------  ------------
         Total investment in cable properties, net...............................   25,683,727    25,488,259
                                                                                   ------------  ------------
OTHER ASSETS.....................................................................      367,253       306,388
                                                                                   ------------  ------------
        Total assets............................................................. $ 26,872,172  $ 26,161,826
                                                                                   ============  ============
                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses......................................... $  1,265,086  $  1,374,994
                                                                                   ------------  ------------
         Total current liabilities...............................................    1,265,086     1,374,994
                                                                                   ------------  ------------
LONG-TERM DEBT...................................................................   18,451,785    16,342,873
DEFERRED MANAGEMENT FEES - RELATED PARTY.........................................       13,751        13,751
OTHER LONG-TERM LIABILITIES......................................................    1,674,948     1,494,641
MINORITY INTEREST................................................................    3,219,203     4,001,615
PREFERRED STOCK - REDEEMABLE; $.001 par value; 1 million                                    --            --
    shares authorized; 505,664 shares issued and outstanding.....................       50,566        50,566
SHAREHOLDERS' EQUITY:
   Class A common stock; $.001 par value; 1.75 billion shares authorized;
      294,646,658 and 294,536,830 shares issued and outstanding, respectively....          295           294
   Class B common stock; $.001 par value; 750 million
     shares authorized; 50,000 shares issued and outstanding.....................           --            --
   Preferred stock; $.001 par value; 250 million shares
     authorized; no non-redeemable shares issued and outstanding.................           --            --
   Additional paid-in capital....................................................    5,029,948     5,028,418
   Accumulated deficit...........................................................   (2,783,414)   (2,127,718)
   Accumulated other comprehensive loss..........................................      (49,996)      (17,608)
                                                                                   ------------  ------------
          Total shareholders' equity.............................................    2,196,833     2,883,386
                                                                                   ------------  ------------
          Total liabilities and shareholders' equity............................. $ 26,872,172  $ 26,161,826
                                                                                   ============  ============

See accompanying notes to consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

                                                                         Three Months Ended           Nine Months Ended
                                                                              September 30,               September 30,
                                                                     --------------------------  --------------------------
                                                                         2002          2001          2002         2001
                                                                     ------------  ------------  ------------  ------------
                                                                                      (restated)                  (restated)

REVENUES........................................................... $  1,178,511  $  1,043,844  $  3,415,258  $  2,846,116

COSTS AND EXPENSES:
   Operating (excluding those items listed below)..................      475,826       400,644     1,375,503     1,084,404
   Selling, general and administrative.............................      190,300       160,644       544,989       435,459
   Depreciation and amortization...................................      513,660       798,417     1,492,797     2,261,222
   Option compensation expense.....................................          788       (57,083)        2,141       (46,195)
   Corporate expenses..............................................       15,464        15,014        47,555        42,728
                                                                     ------------  ------------  ------------  ------------
                                                                       1,196,038     1,317,636     3,462,985     3,777,618
                                                                     ------------  ------------  ------------  ------------
       Loss from operations........................................      (17,527)     (273,792)      (47,727)     (931,502)
                                                                     ------------  ------------  ------------  ------------
OTHER EXPENSE:
   Interest expense, net...........................................     (380,139)     (340,308)   (1,116,694)     (965,958)
   Other, net......................................................      (80,745)      (88,917)     (116,976)     (172,825)
                                                                     ------------  ------------  ------------  ------------
                                                                        (460,884)     (429,225)   (1,233,670)   (1,138,783)
                                                                     ------------  ------------  ------------  ------------
       Loss before income taxes and minority interest .............     (478,411)     (703,017)   (1,281,397)   (2,070,285)
INCOME TAX BENEFIT (EXPENSE).......................................      (15,000)        3,750       (15,000)       11,250
MINORITY INTEREST..................................................      254,559       372,908       681,379     1,162,056
                                                                     ------------  ------------  ------------  ------------
       Net loss before cumulative effect of accounting change......     (238,852)     (326,359)     (615,018)     (896,979)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET........................           --            --       (38,492)           --
                                                                     ------------  ------------  ------------  ------------
       Net loss....................................................     (238,852)     (326,359)     (653,510)     (896,979)
       Dividends on preferred stock - redeemable...................         (732)         (243)       (2,186)         (243)
                                                                     ------------  ------------  ------------  ------------
       Net loss applicable to common stock......................... $   (239,584) $   (326,602) $   (655,696) $   (897,222)
                                                                     ============  ============  ============  ============
LOSS PER COMMON SHARE, basic and diluted........................... $      (0.81) $      (1.11) $      (2.23) $      (3.43)
                                                                     ============  ============  ============  ============
Weighted average common shares outstanding, basic and diluted......  294,454,659   294,250,549   294,434,575   261,240,101
                                                                     ============  ============  ============  ============

See accompanying notes to consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

                                                                                            Nine Months Ended
                                                                                                 September 30,
                                                                                       --------------------------
                                                                                           2002          2001
                                                                                       ------------  ------------
                                                                                                        (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.......................................................................... $   (653,510) $   (896,979)
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Minority interest..............................................................     (681,379)   (1,162,056)
      Depreciation and amortization..................................................    1,492,797     2,261,222
      Option compensation expense....................................................        2,141       (46,195)
      Noncash interest expense.......................................................      293,027       208,880
      Loss on equity investments.....................................................        1,556        46,846
      Loss on derivative instruments and hedging activities, net.....................      105,790       108,974
      Cumulative effect of accounting change, net....................................       38,492            --
      Gain on disposed assets........................................................        1,070         9,491
      Noncash income tax expense (benefit)...........................................       15,000       (11,250)
   Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable............................................................       42,689       (31,522)
      Prepaid expenses and other current assets......................................       14,665       (10,778)
      Accounts payable and accrued expenses..........................................     (127,405)     (189,509)
      Receivables from and payables to related party,
        including deferred management fees...........................................       (2,679)       15,416
                                                                                       ------------  ------------
          Net cash flows from operating activities...................................      542,254       302,540
                                                                                       ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment........................................   (1,698,850)   (2,159,782)
   Payments for acquisitions, net of cash acquired...................................     (139,646)   (1,792,195)
   Purchases of investments..........................................................      (11,700)      (10,113)
   Other investing activities........................................................         (297)       (6,410)
                                                                                       ------------  ------------
          Net cash flows from investing activities...................................   (1,850,493)   (3,968,500)
                                                                                       ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock............................................        1,184     1,230,367
   Borrowings of long-term debt......................................................    3,334,962     6,557,199
   Repayments of long-term debt......................................................   (1,486,734)   (4,148,873)
   Payments for debt issuance costs..................................................      (34,678)      (88,230)
                                                                                       ------------  ------------
          Net cash flows from financing activities...................................    1,814,734     3,550,463
                                                                                       ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................      506,495      (115,497)
CASH AND CASH EQUIVALENTS, beginning of period.......................................        1,679       130,702
                                                                                       ------------  ------------
CASH AND CASH EQUIVALENTS, end of period............................................. $    508,174  $     15,205
                                                                                       ============  ============

CASH PAID FOR INTEREST............................................................... $    693,976  $    608,893
                                                                                       ============  ============
NONCASH TRANSACTIONS:
   Reclassification of redeemable securities to equity and minority interest......... $         --  $  1,104,327
                                                                                       ============  ============

   Exchange of cable system for acquisition.......................................... $         --  $     24,440
                                                                                       ============  ============
   Issuances of preferred stock - redeemable, as payment for acquisitions............ $         --  $     50,566
                                                                                       ============  ============

See accompanying notes to consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

  ORGANIZATION AND BASIS OF PRESENTATION

Charter Communications, Inc. (Charter) is a holding company whose primary asset at September 30, 2002 is a 46.5% controlling common equity interest in Charter Communications Holding Company, LLC (Charter Holdco), which, in turn, is the sole owner of Charter Communications Holdings, LLC (Charter Holdings). Charter, Charter Holdco and its subsidiaries are collectively referred to herein as the "Company." All material intercompany transactions and balances have been eliminated in consolidation. The Company owns and operates cable systems serving approximately 6.7 million customers in 40 states at September 30, 2002. The Company provides a full range of traditional analog television services to the home, along with advanced broadband services, including television on an advanced digital programming platform and high-speed Internet access. The Company also provides commercial high-speed data, video, telephony and Internet services as well as advertising sales and production services.

Our consolidated financial statements include the accounts of Charter, all of its wholly-owned subsidiaries and those subsidiaries over which Charter exercises voting control. Charter Holdco is the only subsidiary consolidated on the basis of voting control.

Reclassifications

Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

  RESTATEMENTS

The Company has determined that certain adjustments are required to the consolidated financial statements as of December 31, 2000 and 2001 and for the years then ended that the Company previously filed on Form 10- K. These adjustments were necessary to properly reflect franchise costs and deferred tax liabilities relating to the differences between the financial statement and tax basis of assets acquired in business combinations that existed at the dates of acquisition. The effects of the adjustments for the three and nine months ended September 30, 2001 and as of December 31, 2001 are reflected in this Form 10-Q.

We have engaged KPMG LLP to perform reaudits as of and for the years ended December 31, 2001 and 2000 as a result of the restatement process. We will attempt to conclude these reaudits promptly. All December 31, 2001 balance sheet information contained in this Form 10-Q is considered unaudited until the reaudit is completed and amended consolidated financial statements are filed with the SEC.

Throughout 1999 and 2000, the Company acquired and combined 18 cable businesses and recorded approximately $24 billion in total assets relating to these acquisitions and combinations. The Company has determined that an additional $1.4 billion of franchise costs and $1.2 billion of deferred income tax liability should have been recorded relating to the differences between the financial statement and tax basis of the assets acquired in these transactions that existed at the dates of the acquisitions. The balance of the adjustment is recorded as $105.1 million of minority interest and $68.9 million of additional paid in capital. Accordingly, the Company will restate previously issued financial statements for the years ended December 31, 2001 and 2000. These adjustments also will result in the Company restating prior periods to record $178.8 million of amortization expense related to periods prior to 2002 as these additional franchise costs should have been recorded at the time of the acquisitions. Additionally, the recording of the additonal franchise cost resulted in a reassessment by management of the transition impairment of franchises with indefinite lives as of January 1, 2002, the date of adoption for SFAS No. 142 by Charter. This reassessment resulted in recognition of impairment at adoption of $38.5 million, resulting in an additional $0.13 of loss per common share (approximately $82.8 million before minority interest effects). Accordingly, this adjustment will be recorded by Charter as of January 1, 2002 and has been reflected in the results of operations for the nine months ended September 30, 2002 financial statements.

The adjustments increased the net loss applicable to common stock in the third quarter of 2001 and for the nine months ended September 30, 2001 by $8.9 million, or $.03 per share, and by $25.0 million or $.09 per share, respectively. The adjustments also increased the accumulated deficit of the Company at December 31, 2001 by $54.2 million. The following tables summarize the effects of the adjustments on the December 31, 2001 consolidated balance sheet and the consolidated statements of operations for the three and nine month periods ended September 30, 2001 (dollars in thousands, except per share data).

        Consolidated Balance Sheet

                                             As of December 31, 2001
                                            --------------------------
                                            As Previously
                                              Reported      Restated
                                            ------------  ------------
Franchises, net........................... $ 17,138,774  $ 18,338,776
Total Assets..............................   24,961,824    26,161,826
Other Long-Term Liabilities...............      341,057     1,494,641
Minority Interest.........................    3,976,791     4,001,615
Additional Paid-in Capital................    4,952,633     5,028,418
Accumulated Deficit.......................   (2,073,527)   (2,127,718)
Total Shareholders' Equity................    2,861,792     2,883,386

  Consolidated Statement of Operations

                                               Three Months Ended
                                                September 30, 2001
                                            --------------------------
                                            As Previously
                                              Reported      Restated
                                            ------------  ------------
Depreciation and Amortization............. $    775,438  $    798,417
Loss from Operations......................     (250,813)     (273,792)
Income Tax Benefit........................           --         3,750
Minority Interest.........................      362,611       372,908
Net Loss Applicable to Common Stock.......     (317,670)     (326,602)
Loss per Common Share.....................        (1.08)        (1.11)

  Consolidated Statement of Operations

                                                Nine Months Ended
                                                 September 30, 2001
                                            --------------------------
                                            As Previously
                                              Reported      Restated
                                            ------------  ------------
Depreciation and Amortization............. $  2,192,285  $  2,261,222
Loss from Operations......................     (862,565)     (931,502)
Income Tax Benefit........................           --        11,250
Minority Interest.........................    1,129,357     1,162,056
Net Loss Applicable to Common Stock.......     (872,234)     (897,222)
Loss per Common Share.....................        (3.34)        (3.43)

The restatements will result in an increase in net loss for the year ended December 31, 2000 of $20.3 million, or $.09 per share, to $848.9 million and an increase in net loss for the year ended December 31, 2001 of $33.9 million, or $.12 per share, to $1.212 billion. The adjustments had no effect on the Company's cash flow from operations or compliance with debt covenants for the presented periods.

The Company will also restate the financial statements contained in its previously filed March 31, 2002 Form 10-Q and its June 30, 2002 Form 10-Q to reflect the transition impairment loss in 2002 and the effects of the adjustments discussed above.

Throughout the financial statements and footnotes, all amounts presented for the three and nine months ended September 30, 2001 and as of December 31, 2001 have been adjusted to reflect the aforementioned adjustments.

  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

  The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. The accompanying consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

  ACQUISITIONS

  During the second and third quarters in 2001, the Company acquired cable systems in two separate transactions. In connection with the acquisitions, the Company paid aggregate cash consideration of $1.8 billion, transferred a cable system valued at $25.1 million, issued 505,664 shares of Charter Series A Convertible Redeemable Preferred Stock valued at $50.6 million, and expects in the first quarter of 2003 to issue additional shares of Series A Convertible Redeemable Preferred Stock valued at $5.1 million to certain sellers subject to certain holdback provisions of the acquisition agreement. The purchase prices were allocated to assets acquired and liabilities assumed based on fair values, including amounts assigned to franchises of $1.4 billion.

  On February 28, 2002, CC Systems, LLC, a subsidiary of the Company, and High Speed Access Corp. (HSA) closed the Company's acquisition from HSA of the contracts and associated assets, and assumed related liabilities, that served certain of the Company's high-speed data customers. At closing, the Company paid $77.5 million in cash and delivered 37,000 shares of HSA's Series D convertible preferred stock and all the warrants to buy HSA common stock owned by the Company. In addition, HSA purchased 38,000 shares of its Series D convertible preferred stock from Vulcan Ventures Inc. (Vulcan Ventures), an entity 100% owned by the Company's principal shareholder and Chairman, Paul G. Allen. An additional $2.0 million of purchase price was retained to secure indemnity claims. The purchase price was allocated to assets acquired and liabilities assumed based on fair values, including $74.9 million assigned to goodwill. During the period from 1997 to 2000, certain subsidiaries of the Company entered into Internet-access related service agreements with HSA, and both Vulcan Ventures and certain of the Company's subsidiaries made equity investments in HSA.

  In April 2002, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Holdings, completed the purchase of certain assets of Enstar Income Program II-2, L.P., Enstar Income Program IV- 3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar Cable of Macoupin County and Enstar IV/PBD Systems Venture, serving in the aggregate approximately 21,600 customers, for a total cash purchase price of $48.3 million. In September 2002, Charter Communications Entertainment I, LLC purchased all of Enstar Income Program II-1, L.P.'s Illinois cable television systems, serving approximately 6,400 customers, for a cash purchase price of $14.7 million. Enstar Communications Corporation, a direct subsidiary of Charter Holdco, is a general partner of the Enstar limited partnerships but does not exercise control over them. The purchase prices were allocated to assets acquired based on fair values, including $44.2 million assigned to franchises.

  The transactions described above were accounted for using the purchase method of accounting, and, accordingly, the results of operations of the acquired assets and assumed liabilities have been included in the consolidated financial statements from their respective dates of acquisition. The purchase prices were allocated to assets acquired and liabilities assumed based on fair values. The allocation of the purchase prices for the 2002 acquisitions are based, in part, on preliminary information with respect to the allocation of value to identifiable intangibles and goodwill. The Company has engaged a third party valuation expert to perform a study in the fourth quarter 2002 to verify the appropriateness of the preliminary purchase price allocation to goodwill (HSA acquisition) and franchises (Enstar acquisition). Management believes that finalization of the allocation of the purchase prices will not have a material impact on the consolidated results of operations or financial position of the Company.

  The summarized operating results of the Company that follow are presented on a pro forma basis as if the following had occurred on January 1, 2001 (dollars in thousands, except per share data): all significant acquisitions and dispositions completed during 2001 and the nine months ended September 30, 2002; the issuance of Charter Holdings senior notes and senior discount notes in January 2002 and 2001; the issuance of Charter Holdings senior notes and senior discount notes in May 2001; and the issuance of and sale by Charter of convertible senior notes and Class A common stock in May 2001. Adjustments have been made to give effect to amortization of franchises acquired prior to July 1, 2001, interest expense, minority interest, and certain other adjustments. Pro forma results for the nine months ended September 30, 2002 would not differ significantly from historical results.

Pro Forma Nine Months Ended September 30, 2001
Revenues Loss from operations Net loss Loss per common share, basic and diluted	$ 3,013,640 (1,009,349) (1,037,162) (3.53)

  The unaudited pro forma financial information does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future. Information regarding debt transactions that occurred during 2001 is included in the Company's 2001 Annual Report on Form 10-K.

  GOODWILL AND OTHER INTANGIBLE ASSETS

  On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraiser prepare valuations of its franchises as of January 1, 2002. Franchises were aggregated into essentially inseparable reporting units to conduct the valuations. The appraiser assessed that the fair value of each of the Company's reporting units exceeded their carrying amount at that time. As a result, no impairment charge was initially recorded upon adoption, however, in the third quarter of 2002, the Company determined that it was necessary to restate previously issued financial statements including financial statements for the first and second quarter of 2002. In connection with this restatement, an additional $1.4 billion of franchise costs was recorded to properly reflect deferred tax liabilities relating to prior business combinations. (See Note 2). Management determined that a portion of the incremental franchises recorded in connection with the restatement was impaired and as a result, the Company recorded the cumulative effect of the change in accounting principle of $38.5 million (approximately $82.8 million before minority interest effects). This adjustment has been reflected in the nine months ended September 30, 2002 financial statements. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption.

  In determining whether our franchises have an indefinite life, we considered the exclusivity of the franchise, our history of franchise renewals, and the technological state of the associated cable systems with a view to whether or not we are in compliance with any technology upgrading requirements. Certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs will be amortized on a straight-line basis over 10 years.

  The effect of the adoption of SFAS No. 142 as of September 30, 2002 and December 31, 2001 is presented in the following table (dollars in thousands):

                                       September 30, 2002                        December 31, 2001 (Restated)
                                ----------------------------------------  ----------------------------------------
                                   Gross                        Net          Gross                        Net
                                  Carrying    Accumulated    Carrying       Carrying    Accumulated     Carrying
                                   Amount     Amortization     Amount        Amount     Amortization     Amount
                                ------------  ------------  ------------  ------------  ------------  ------------
  Indefinite-lived
  intangible assets:
     Franchises with
      indefinite lives........ $ 21,641,073  $  3,434,802  $ 18,206,271  $ 21,606,865  $  3,351,971  $ 18,254,894
     Goodwill.................       74,876            --        74,876            --            --            --
                                ------------  ------------  ------------  ------------  ------------  ------------
                               $ 21,715,949  $  3,434,802  $ 18,281,147  $ 21,606,865  $  3,351,971  $ 18,254,894
                                ============  ============  ============  ============  ============  ============
  Finite-lived
  intangible assets:
     Franchises with
         finite lives......... $    102,360  $     21,454  $     80,906  $     99,060  $     15,178  $     83,882
                                ============  ============  ============  ============  ============  ============

  Franchise amortization expense for the nine months ended September 30, 2002 was $6.3 million, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $8.5 million.

  A reconciliation of net loss for the three and nine months ended September 30, 2002 and 2001, respectively, as if SFAS No. 142 had been adopted as of January 1, 2001, is presented below (in thousands):

                                                               Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                           ----------------------------  ----------------------------
                                                              2002           2001           2002           2001
                                                           -----------  ---------------  -----------  ---------------
NET LOSS:                                                                  (restated)                    (restated)
   Reported net loss applicable to common stock.......... $  (239,584)        (326,602) $  (655,696) $      (897,222)
   Add back: amortization of indefinite-lived franchises.          --          361,886           --        1,037,959
   Less: minority interest...............................          --         (193,790)          --         (588,350)
                                                           -----------  ---------------  -----------  ---------------
      Adjusted net loss applicable to common stock....... $  (239,584)        (158,506) $  (655,696) $      (447,613)
                                                           ===========  ===============  ===========  ===============
BASIC AND DILUTED LOSS PER COMMON SHARE:
   Reported net loss per share........................... $     (0.81)           (1.11) $     (2.23) $         (3.43)
   Add back: amortization of indefinite-lived franchises.          --             1.23           --             3.97
   Less: minority interest...............................          --            (0.66)          --            (2.25)
                                                           -----------  ---------------  -----------  ---------------
      Adjusted net loss per share........................ $     (0.81)           (0.54) $     (2.23) $         (1.71)
                                                           ===========  ===============  ===========  ===============
  LONG-TERM DEBT

  Long-term debt consists of the following as of September 30, 2002 and December 31, 2001 (dollars in thousands):

                                                                September 30, 2002          December 31, 2001
                                                           ----------------------------  ----------------------------
                                                           Face Value   Accreted Value   Face Value   Accreted Value
                                                           -----------  ---------------  -----------  ---------------
LONG-TERM DEBT:
   Charter Communications, Inc.:
      October and November 2000
         5.750% convertible senior notes due 2005........ $   750,000  $       750,000  $   750,000  $       750,000
      May 2001
         4.750% convertible senior notes due 2006........     632,500          632,500      632,500          632,500
   Charter Holdings:
      March 1999
         8.250% senior notes due 2007....................     600,000          599,107      600,000          598,957
         8.625% senior notes due 2009....................   1,500,000        1,497,045    1,500,000        1,496,702
         9.920% senior discount notes due 2011...........   1,475,000        1,275,393    1,475,000        1,186,726
      January 2000
         10.000% senior notes due 2009...................     675,000          675,000      675,000          675,000
         10.250% senior notes due 2010...................     325,000          325,000      325,000          325,000
         11.750% senior discount notes due 2010..........     532,000          409,683      532,000          376,073
      January 2001
         10.750% senior notes due 2009...................     900,000          899,374      900,000          899,307
         11.125% senior notes due 2011...................     500,000          500,000      500,000          500,000
         13.500% senior discount notes due 2011..........     675,000          439,313      675,000          398,308
      May 2001
         9.625% senior notes due 2009....................     350,000          350,000      350,000          350,000
         10.000% senior notes due 2011...................     575,000          575,000      575,000          575,000
         11.750% senior discount notes due 2011..........   1,018,000          673,173    1,018,000          618,129
      January 2002
         9.625% senior notes due 2009....................     350,000          347,775           --               --
         10.000% senior notes due 2011...................     300,000          297,863           --               --
         12.125% senior discount notes due 2012..........     450,000          271,638           --               --
   Renaissance Media Group LLC:
      10.000% senior discount notes due 2008.............     114,413          110,864      114,413          103,566
   CC V Holdings, LLC:
      11.875% senior discount notes due 2008.............     179,750          158,477      179,750          146,292
   Other long-term debt..................................       1,056            1,056        1,313            1,313
CREDIT FACILITIES:
   Charter Operating.....................................   4,775,524        4,775,524    4,145,000        4,145,000
   CC VI Operating.......................................     955,000          955,000      901,000          901,000
   Falcon Cable Communications...........................     742,250          742,250      582,000          582,000
   CC VIII Operating.....................................   1,190,750        1,190,750    1,082,000        1,082,000
                                                           -----------  ---------------  -----------  ---------------
                                                          $19,566,243  $    18,451,785  $17,512,976  $    16,342,873
                                                           ===========  ===============  ===========  ===============

  The accreted values presented above represent the face value of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

  The following additions or modifications occurred relative to the Company's long-term debt since January 1, 2002:

  JANUARY 2002 CHARTER HOLDINGS NOTES. In January 2002, Charter Holdings and Charter Communications Holding Capital Corporation (Charter Capital), issued $1.1 billion in aggregate principal amount at maturity of senior notes and senior discount notes. The January 2002 Charter Holdings notes consisted of $350.0 million in aggregate principal amount of 9.625% senior notes due 2009, $300.0 million in aggregate principal amount of 10.000% senior notes due 2011 and $450.0 million in aggregate principal amount at maturity of 12.125% senior discount notes due 2012. The net proceeds of approximately $872.8 million were primarily used to repay a portion of the amounts outstanding under the revolving credit facilities of the Company's subsidiaries.

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

  CC VIII OPERATING CREDIT FACILITIES. The CC VIII Operating, LLC (CC VIII Operating) credit facilities were amended and restated on January 2, 2002 and provided for borrowings of up to $1.55 billion, which were reduced to $1.51 billion as of September 30, 2002, as described below. The CC VIII Operating credit facilities provide for three term facilities: two Term A facilities with a reduced current aggregate principal amount of $462.5 million, that continues reducing quarterly until they reach maturity in June 2007, and a Term B facility with a reduced current principal amount of $496.25 million, that continues reducing quarterly until it reaches maturity in February 2008. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the aggregate amount of $547.1 million, which reduce quarterly beginning in March 2002 and September 2005, respectively, with maturity dates in June 2007. At the option of the lenders, supplemental facilities in the amount of $300.0 million may be available. Amounts under the CC VIII Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans and up to 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% is payable on the unborrowed balance of the revolving credit facilities.

  In January 2002, the Company repaid $107.0 million under the revolving portion of the CC VIII Operating credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes. As of September 30, 2002, outstanding borrowings were $1.2 billion, and unused availability was $315.9 million.

  CHARTER OPERATING CREDIT FACILITIES. The Charter Communications Operating, LLC (Charter Operating) credit facilities were amended and restated on January 2, 2002 to provide for borrowings of up to $5.2 billion and provide for four term facilities: two Term A facilities with a current aggregate principal amount of $1.11 billion that mature in September 2007, each with different amortization schedules, one beginning in June 2002 and one beginning in September 2005; and two Term B facilities with a current aggregate principal amount of $2.74 billion, of which $1.84 billion matures in March 2008 and $895.5 million matures in September 2008. The Charter Operating credit facilities also provide for two revolving credit facilities, in an aggregate amount of $1.34 billion, which will reduce annually beginning in March 2004 and September 2005, with a maturity date in September 2007. At the option of the lenders, supplemental credit facilities in the amount of $100.0 million may be available. Amounts under the Charter Operating credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans and 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving credit facilities.

  In January 2002, the Company repaid $465.0 million under the revolving portion of the Charter Operating credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes. As of September 30, 2002, outstanding borrowings were approximately $4.8 billion and unused availability was $407.9 million.

  MINORITY INTEREST

  The Company is a holding company whose primary asset is a controlling equity interest in Charter Holdco, the indirect owner of the Company's cable systems. Minority interest on the Company's consolidated balance sheets represents the ownership percentages of Charter Holdco not owned by us, or 53.5% of total members' equity of Charter Holdco, plus $664.7 million and $654.9 million of preferred equity in CC VIII, LLC (CC VIII), an indirect subsidiary of Charter Holdco, as of September 30, 2002 and December 31, 2001, respectively. As more fully described in Note 17 below, this preferred interest arises from the approximately $630 million of preferred units issued by CC VIII in connection with the Bresnan acquisition in February, 2000. Members' equity in Charter Holdco was $4.8 billion and $6.2 billion as of September 30, 2002 and December 31, 2001, respectively. Gains and losses arising from the issuance by Charter Holdco of its membership units are recorded as capital transactions, thereby increasing or decreasing shareholders' equity and decreasing or increasing minority interest on the accompanying consolidated balance sheets. Changes to minority interest consist of the following for the periods presented (dollars in thousands):

Balance, December 31, 2001 (restated).................... $ 4,001,615
Minority interest in net loss............................    (681,379)
Cumulative effect of accounting change...................     (44,339)
Changes in fair value of interest rate agreements........     (37,318)
Other....................................................     (19,376)
                                                           -----------
Balance, September 30, 2002.............................. $ 3,219,203
                                                           ===========
  COMPREHENSIVE LOSS

  Investments in equity securities are accounted for at cost, under the equity method of accounting or in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company recognizes losses for any decline in value considered to be other than temporary. Certain marketable equity securities are classified as available-for- sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in accumulated other comprehensive loss. Comprehensive loss for the three months ended September 30, 2002 and 2001 was $265.8 million and $338.6 million, respectively. Comprehensive loss for the nine months ended September 30, 2002 and 2001 was $685.9 million and $915.3 million, respectively.

  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of its credit facilities. The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2007, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, derivative gains and losses are offset against related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three and nine months ended September 30, 2002 and 2001, other expense includes gains of $2.5 million and losses of $2.6 million and gains of $2.1 million and losses of $2.2 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss on the accompanying consolidated balance sheets. For the nine months ended September 30, 2002 and 2001, a loss of $69.7 million and $41.3 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings or losses.

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the three and nine months ended September 30, 2002, the Company recorded other expense of $78.7 million and $103.2 million, respectively, for changes in the fair values of interest rate derivative instruments not designated as hedges. For the three and nine months ended September 30, 2001, the Company recorded other expense of $70.9 million and $84.2 million (including $23.9 million in the nine months ended September 30, 2001 for the loss on cumulative effect of adopting SFAS No. 133), respectively, for interest rate derivative instruments not designated as hedges.

As of September 30, 2002 and December 31, 2001, the Company had outstanding $3.6 billion and $3.3 billion, and $520.0 million and $520.0 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consist of the following as of September 30, 2002 and December 31, 2001 (dollars in thousands):

                                      September 30, 2002  December 31, 2001
                                      ------------------  ------------------

Accounts payable.................... $          121,205  $          290,998
Capital expenditures................             89,857             192,212
Accrued interest....................            374,759             242,629
Programming costs...................            170,468             133,748
Accrued general and administrative..            207,408             183,971
State sales tax payable.............             63,478              52,244
Other accrued expenses..............            237,911             279,192
                                      ------------------  ------------------
                                     $        1,265,086  $        1,374,994
                                      ==================  ==================

  REVENUES

Revenues consist of the following for the three and nine months ended September 30, 2002 and 2001 (dollars in thousands):

                                  Three Months Ended         Nine Months Ended
                                   September 30,               September 30,
                               ------------------------  ------------------------
                                  2002         2001         2002         2001
                               ------------ -----------  ------------ -----------

Analog video................. $   774,570  $   730,267  $ 2,306,107  $ 2,045,848
Digital video................     119,475       86,271      340,748      210,009
Cable modem..................      97,768       43,917      248,439      101,933
Advertising sales............      95,874       83,833      245,767      203,988
Other........................      90,824       99,556      274,197      284,338
                               -----------  -----------  -----------  -----------
                              $ 1,178,511  $ 1,043,844  $ 3,415,258  $ 2,846,116
                               ===========  ===========  ===========  ===========

  OPERATING EXPENSES

Operating expenses consist of the following for the three and nine months ended September 30, 2002 and 2001 (dollars in thousands):

                                    Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                               ------------------------  ------------------------
                                  2002         2001         2002         2001
                               ------------ -----------  ------------ -----------
Analog video programming..... $   267,143  $   237,329  $   794,730  $   659,542
Digital video................      41,736       31,161      117,690       75,851
Cable modem..................      40,807       28,862      114,728       66,948
Advertising sales............      22,378       17,177       63,006       46,107
Service costs................     103,762       86,115      285,349      235,956
                               -----------  -----------  -----------  -----------
                              $   475,826  $   400,644  $ 1,375,503  $ 1,084,404
                               ===========  ===========  ===========  ===========

The Company has various contracts and other arrangements to obtain basic, premium and digital programming from program suppliers that receive compensation typically based on a monthly flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in the month the programming is available for exhibition.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of the following for the three and nine months ended September 30, 2002 and 2001 (dollars in thousands):

                                 Three Months Ended          Nine Months Ended
                                    September 30,             September 30,
                               ------------------------  ------------------------
                                  2002         2001         2002         2001
                               ------------ -----------  ------------ -----------
General and administrative... $   153,415  $   141,865  $   464,243  $   381,440
Marketing....................      36,885       18,779       80,746       54,019
                               -----------  -----------  -----------  -----------
                              $   190,300  $   160,644  $   544,989  $   435,459
                               ===========  ===========  ===========  ===========

  INCOME TAXES

All operations are held through Charter Holdco and its subsidiaries. Charter Holdco and the majority of these entities are not subject to income tax. Rather, all of the taxable income, gains, losses, deductions and credits of such entities are passed through to the members of Charter Holdco: Charter, Charter Investment, Inc. (Charter Investment) and Vulcan Cable III, Inc. (Vulcan Cable). Charter is responsible for its share of taxable income or loss of Charter Holdco allocated to it in accordance with the Charter Holdco amended and restated limited liability company agreement (Agreement) and partnership tax rules and regulations.

The Agreement provides for certain special allocations of tax profits and tax losses (such profits and losses being determined under the applicable federal income tax rules for determining capital accounts). Pursuant to the Agreement, through the end of 2003, tax losses of Charter Holdco that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common membership units will be allocated instead to the membership units held by Vulcan Cable and Charter Investment. The Agreement further provides that, beginning at the time Charter Holdco first generates tax profits, the tax profits that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common membership units will instead be allocated to Vulcan Cable and Charter Investment. These special tax profit allocations to Vulcan and Charter Investment will generally continue until the cumulative special tax profit allocations offset the cumulative special tax loss allocations described above. The Agreement generally provides that any additional tax profits are to be allocated proportionately among the members of Charter Holdco based on their ownership of Charter Holdco membership units.

In certain situations, the special tax loss allocations and special tax profit allocations described above could result in Charter having to pay taxes in an amount that is more or less than if Charter Holdco had allocated tax profits and tax losses among its members based generally on the number of common membership units owned by such members. However, management does not anticipate that the special tax loss allocations and special tax profit allocations will result in Charter paying taxes in an amount that is materially different on a present value basis than the taxes that would be payable had tax profits and tax losses been allocated among the members of Charter Holdco based generally on the number of common membership units owned by such members, although there is no assurance that a material difference will not result.

As of September 30, 2002, the Company has deferred income tax liabilities of $1.2 billion, which relate to the Company's acquisition of certain cable businesses. This includes approximately $456.7 million of the deferred income tax liabilities recorded in the consolidated financial statements relate to certain indirect corporate subsidiaries of Charter Holdco, which file separate income tax returns.

Additionally, the Company has deferred tax assets of $1.2 billion, which primarily relate to the excess of cumulative financial statement losses over cumulative tax losses allocated to the Company. The deferred tax assets also include $48.5 million of tax net operating loss carry forwards of which $15.2 million are subject to certain limitations on Charter's ability to utilize. Given the uncertainty surrounding the Company's ability to utilize its deferred tax assets, these items have been offset with a corresponding valuation allowance of $1.2 billion.

During the three and nine months ended September 30, 2001 the Company recorded $3.8 million and $11.3 million of deferred income tax benefit, respectively, primarily related to the deferred tax liabilities of the indirect corporate subsidiaries, which file separate income tax returns, referred to above. For the three and nine months ended September 30, 2002, the Company recorded $15.0 million of deferred income tax expense, primarily related to the change in the deferred tax liabilities related to Charter's investment in Charter Holdco.

  CONTINGENCIES

Fourteen putative class action lawsuits (the "Federal Class Actions") have been filed against the Company and certain of its former and present officers and directors in various jurisdictions on behalf of all purchasers of the Company's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that the Company utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning the Company's operations and prospects. In October 2002, the Company filed a motion with the Judicial Panel on Multidistrict Litigation to transfer the Federal Class Actions to a single forum. The Company anticipates that the Federal Class Actions will be consolidated into a single class action in a single jurisdiction.

Separately, on September 12, 2002, a shareholders derivative suit (the "Derivative Action") was filed in Missouri state court against the Company and its current directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on the Company's behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions and the Derivative Action, six putative class action lawsuits have been filed against the Company and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of the Company at an unfair price. The lawsuits were brought on behalf of the Company's securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction has been presented.

The lawsuits discussed above are each in preliminary stages and no dispositive motions have been filed. The Company intends to vigorously defend the lawsuits.

Since the filing of the first civil class action lawsuit, the Company has received grand jury subpoenas from the United States Attorney's Office for the Eastern District of Missouri. The investigation and subpoenas generally relate to the Company's prior reports with respect to its determination of customers, and to various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. The Company has been advised by the U.S. Attorney's Office that no member of the Board of Directors, including the Chief Executive Officer, is a target of the investigation. The Company is actively cooperating with the investigation. On November 4, 2002, the Company received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission concerning its prior reporting of its customers and policies and procedures relating to its disconnection of customers. The Staff requested that the Company voluntarily provide certain documents. The Company intends to cooperate with the SEC Staff and to provide documents in response to the inquiry.

The Company is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of the Company's bylaws and (where applicable) such individual defendants' employment agreements.

In March 2002, the Federal Communications Commission ruled that Internet access service provided by cable operators was not subject to franchise fees assessed by local franchising authorities. A number of local franchise authorities and Internet service providers have appealed this decision. The matter is expected to be argued in early 2003. As a result of this ruling, the Company has stopped collecting franchise fees for cable modem service.

In addition to the matters set forth above, the Company is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, and taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  STOCK-BASED COMPENSATION

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." On January 1, 2003, the Company will adopt the fair value measurement provisions of SFAS No. 123 under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. Adoption of these provisions will result in utilizing a preferable accounting method as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 123, the fair value method will be applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. Management believes the adoption of these provisions will not have a material impact on the consolidated results of operations or financial position of the Company. The Company had previously announced its intention to adopt SFAS No. 123 beginning July 1, 2002. However, because an exposure draft has been released to amend SFAS No. 123, the Company has postponed the adoption until January 1, 2003. Had the Company adopted SFAS No. 123 as of January 1, 2002, compensation expense for the three and nine months ended September 30, 2002 would have been $5.2 million and $10.4 million, respectively.

  RELATED PARTIES

PREFERRED EQUITY IN CC VIII, LLC. CC VIII an indirect subsidiary of the Company, issued preferred membership units (collectively, the CC VIII Interest) with a value and an effective liquidation preference of approximately $630 million to certain sellers as part of the Bresnan acquisition in February 2000. The liquidation preference of the CC VIII Interest accretes at 2% annually and is entitled to preferential distributions from available cash and upon liquidation of CC VIII. The CC VIII Interest generally does not share in the profits and losses of CC VIII and is recorded as a minority interest in the Company's financial statements. These holders have the right at their option to exchange the CC VIII Interest for shares of Charter Class A Common Stock. The Company does not have the right to force such an exchange. In connection with the Bresnan acquisition, Mr. Allen granted the holders of the CC VIII Interest the right to sell the CC VIII Interest (or any Charter Class A Common Stock or Charter Holdco membership interests which the current holders might receive upon exchange of the CC VIII Interest prior to transfer to Mr. Allen) to Mr. Allen for approximately $630 million plus 4.5% interest annually from February 2000. In April 2002, in accordance with the put agreement, the holders notified Mr. Allen of their intent to exercise this put right in full, and the parties agreed to consummate the sale in April 2003, although the parties also agreed to negotiate in good faith possible alternatives to the closing. If the sale to Mr. Allen is consummated, Mr. Allen would become the holder of the CC VIII Interest (or, if previously exchanged by the current holders, any Charter Class A Common Stock or a Charter Holdco membership interest issued to the current holders upon such exchange). If the CC VIII Interest is transferred to Mr. Allen, Mr. Allen then generally would be allocated his pro rata share of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would not be entitled to any priority distributions (except with respect to the 2% accretion, as to which such priority would continue) and Mr. Allen's share of any remaining distributions in liquidation would be equal to the original capital account of approximately $630 million, increased or decreased by Mr. Allen's pro-rata share of CC VIII's profits or losses after the transfer to Mr. Allen.

OXYGEN MEDIA. On July 22, 2002, Charter Holdco entered into a transaction with Oxygen Media, LLC (Oxygen) whereby Charter Holdco agreed to carry programming content from Oxygen and will receive equity and has a warrant to purchase equity in Oxygen Media Corporation (Oxygen Media), the parent of Oxygen. Oxygen provides programming content aimed at the female audience for distribution over the Internet and cable television systems and the Company currently makes it available to approximately 4.4 million of its customers. The term of the Carriage Agreement is retroactive to February 1, 2000, the date of launch of Oxygen programming by Charter Holdco and runs for a period of five years from that date. As the number of customers receiving the Oxygen programming increases, Charter Holdco receives volume discounts. In addition, Oxygen pays Charter Holdco marketing support fees for customers launched after the first year of the term of the Agreement up to an amount of $4 million. The Company has recognized $0.8 million and $1.9 million of revenue related to the marketing support provided for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively.

The Equity Issuance Agreement grants a subsidiary of Charter Holdco a warrant to purchase 2.4 million shares of common stock of Oxygen Media for an exercise price of $22.00 per share. The term of the warrant expires on the earlier of February 2, 2005, or the date Oxygen Media is acquired. Charter Holdco will also receive unregistered shares of Oxygen Media common stock with a fair market value on the date of issuance of $34.4 million, on or prior to February 2, 2005 with the exact date to be determined by Oxygen Media. Charter Holdco has registration rights for the equity grant and the warrant that are no less favorable than the rights granted to other Oxygen equity holders including Vulcan Programming, Inc., an entity controlled by Mr. Allen. Mr. William Savoy, a director of Charter and Charter Holdco, serves on the board of directors of Oxygen. As of September 30, 2002, through Vulcan Programming, Mr. Allen owns an approximate 31% interest in Oxygen (51% assuming exercise of all warrants held by Vulcan Programming but no exercise of warrants or options by other holders).

CLICK2LEARN. Charter Holdco executed a Software License Agreement with Click2learn, Inc. effective as of June 30, 2002. Since October 1999 Charter Holdco has purchased professional services, software and maintenance from Click2learn, Inc. a company which provides enterprise software for organizations seeking to capture, manage and disseminate knowledge throughout their extended enterprise. As of September 30, 2002, Mr. Allen owned an approximate 27% interest in Click2learn, Inc. including 616,120 shares held of record by Vulcan Ventures, Inc. and 387,096 shares issuable upon exercise of a warrant issued to Vulcan Ventures, Incorporated. Mr. Allen is the sole shareholder of Vulcan Ventures, Inc. and may be deemed to have shared voting and investment power with respect to such shares. Mr. Allen is the founder of Click2learn, Inc. We have paid approximately $280,000 and $21,000 to Click2learn in the nine months ended September 30, 2002 and 2001, respectively.

DIGEO. On September 28, 2002, the Company entered into an amendment to its Broadband Carriage Agreement with Digeo Interactive, LLC, a subsidiary of Digeo, Inc. (Digeo). This amendment supersedes the amendment previously entered into on September 27, 2001, and covers the development of future features to be included on the Basic iTV service provided by Digeo and Digeo's development of an interactive "toolkit" to enable the Company to develop interactive local content. Furthermore, the Company may request that Digeo manage local content for a fee. The amendment provides for the Company to pay for development of the Basic iTV service as well as license fees for customers who receive the service, and for the Company and Digeo to split certain revenues earned from the service.

The Company is now utilizing Digeo, Inc. to develop an advanced broadband media center for its customers. The anticipated media center will include an integrated set-top terminal that includes a cable converter, an industry standard high speed cable modem, and a digital video recording (DVR/PVR) hard drive with connectivity to other consumer electronics devices (such as stereos, MP3 players, and digital cameras) and capable of networking in the home with PC's and other computing devices. The DVR capability will enable customers to store video and audio files, and to pause, schedule, rewind and store television programs. The Company anticipates that TV-based Internet access will be a future enhancement to the media center rather than being launched as a separate product. The Company began an initial trial of the first version of its advanced media center in the third quarter of 2002 in St. Louis. The development and usage fees for the advanced media center have not yet been negotiated. Messrs. Allen, Savoy and Carl Vogel, a director of Charter and the Company's Chief Executive Officer, are directors of Digeo, Inc. Mr. Jerald L. Kent, Charter's former director and former Chief Executive Officer, served on the board of Digeo, Inc. Mr. Savoy serves on the compensation committee of Digeo, Inc. Each of Mr. Savoy and Mr. Vogel owns options to purchase 10,000 shares of Digeo, Inc. common stock.

ACTION SPORTS CABLE NETWORK. On November 5, 2002, the Action Sports Cable Network (Action Sports), which is 100% owned by Mr. Allen, announced that it was discontinuing its business following its failure to obtain an acceptable carriage agreement with AT&T Cable, the cable television provider in Portland, Oregon. Action Sports has not yet announced a termination date of its programming. The Company paid Actions Sports $1.0 million and $0.7 million for rights to carry its programming for the nine months ended September 30, 2002 and 2001, respectively. The Company believes that the failure of this network will not materially affect the business or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company has determined that certain adjustments are required to the consolidated financial statements as of December 31, 2000 and 2001 and for the years then ended that the Company previously filed on Form 10- K. These adjustments were necessary to properly reflect deferred tax liabilities relating to the differences between the financial statement and tax basis of assets acquired in business combinations that existed at the dates of acquisition. The effects of the adjustments for the three and nine months ended September 30, 2001 and as of December 31, 2001 are reflected in this Form 10-Q.

We have engaged KPMG LLP to perform reaudits as of and for the years ended December 31, 2001 and 2000 as a result of the restatement process. We will attempt to conclude these reaudits promptly. All December 31, 2001 balance sheet information contained in this Form 10-Q is considered unaudited until the reaudit is completed and amended consolidated financial statements are filed with the SEC.

Throughout 1999 and 2000, the Company acquired and combined 18 cable businesses and recorded approximately $24 billion in total assets relating to these acquisitions and combinations. The Company has determined that an additional $1.4 billion of franchise costs and $1.2 billion of deferred income tax liability should have been recorded relating to the differences between the financial statement and tax basis of the assets acquired in these transactions that existed at the dates of the acquisitions. The balance of the adjustment will be recorded as $105.1 million of minority interest and $68.9 million of additional paid in capital. Accordingly, the Company will restate previously issued financial statements for the years ended December 31, 2001 and 2000. These adjustments also will result in the Company restating prior periods to record $178.8 million of amortization expense related to periods prior to 2002 as if the additional franchise costs had been recorded at the time of the acquisitions. Additionally, the recording of the franchise cost resulted in a reassessment by management of the transition impairment of franchises with indefinite lives as of January 1, 2002, the date of adoption for SFAS No. 142 by Charter. This reassessment resulted in recognition of impairment at adoption of $82.8 million (approximately $38.5 million after minority interest effects). Accordingly, this adjustment will be recorded by Charter as of January 1, 2002 and has been reflected in the results of operations for the nine months ended September 30, 2002 financial statements.

The adjustments increased the net loss applicable to common stock in the third quarter of 2001 and for the nine months ended September 30, 2001 by $8.9 million, or $.03 per share, and by $25.0 million or $.09 per share, respectively. The adjustments also increased the accumulated deficit of the Company at December 31, 2001 by $54.2 million. The following tables summarize the effects of the adjustments on the December 31, 2001 consolidated balance sheet and the consolidated statements of operations for the three and nine month periods ended September 30, 2001 (dollars in thousands, except per share data).

        Consolidated Balance Sheet

                                             As of December 31, 2001
                                            --------------------------
                                            As Previously
                                              Reported      Restated
                                            ------------  ------------
Franchises, net........................... $ 17,138,774  $ 18,338,776
Total Assets..............................   24,961,824    26,161,826
Other Long-Term Liabilities...............      341,057     1,494,641
Minority Interest.........................    3,976,791     4,001,615
Additional Paid-in Capital................    4,952,633     5,028,418
Accumulated Deficit.......................   (2,073,527)   (2,127,718)
Total Shareholders' Equity................    2,861,792     2,883,386

  Consolidated Statement of Operations

                                                Three Months Ended
                                               September 30, 2001
                                            --------------------------
                                            As Previously
                                              Reported      Restated
                                            ------------  ------------
Depreciation and Amortization............. $    775,438  $    798,417
Loss from Operations......................     (250,813)     (273,792)
Income Tax Benefit........................           --         3,750
Minority Interest.........................      362,611       372,908
Net Loss Applicable to Common Stock.......     (317,670)     (326,602)
Loss per Common Share.....................        (1.08)        (1.11)

  Consolidated Statement of Operations

                                                Nine Months Ended
                                               September 30, 2001
                                            --------------------------
                                            As Previously
                                              Reported      Restated
                                            ------------  ------------
Depreciation and Amortization............. $  2,192,285  $  2,261,222
Loss from Operations......................     (862,565)     (931,502)
Income Tax Benefit........................           --        11,250
Minority Interest.........................    1,129,357     1,162,056
Net Loss Applicable to Common Stock.......     (872,234)     (897,222)
Loss per Common Share.....................        (3.34)        (3.43)

The adjustments had no effect on the Company's cash flow from operations or compliance with debt covenants for the presented periods.

The Company will also restate the financial statements contained in its previously filed March 31, 2002 Form 10-Q and the June 30, 2002 Form 10-Q to reflect the transition impairment loss in 2002 and the effects of the adjustments discussed above.

Throughout the financial statements and footnotes, all amounts presented for the three and nine months ended September 30, 2001 and as of December 31, 2001 have been adjusted to reflect the aforementioned adjustments.

The following table presents various operating statistics as of September 30, 2002 and 2001:

                                                                           Pro Forma
                                                           September 30, September 30,
                                                              2002         2001 (a)
                                                           -----------  ---------------
Video services:
   Basic analog video:
      Basic homes passed  (b)............................  11,972,600       11,521,500
      Basic customers  (c) (d) (e).......................   6,697,900        6,991,700
      Penetration of basic homes passed  (d) (e) (f).....        55.9%            60.7%
   Digital video:
      Digital homes passed  (b)..........................  11,492,800       10,366,600
      Digital customers  (d) (e) (g).....................   2,527,700        1,951,200
      Penetration of digital homes passed  (d) (e) (f)...        22.0%            18.8%
      Penetration of basic customers (d) (e) (g) (h).....        37.7%            27.9%
      Digital set-top terminals deployed.................   3,537,800        2,611,000

Data services:
   Cable modem homes passed  (b).........................   8,973,200        6,479,700
   Data customers:
      Cable modem customers  (e) (i).....................   1,055,400          507,700
      Dial-up customers (e)..............................      15,800           38,200
                                                           -----------  ---------------
         Total data customers (e)........................   1,071,200          545,900
                                                           ===========  ===============
   Penetration of cable modem homes passed  (e) (f)......        11.8%             7.8%

Revenue Generating Units (j):
   Basic customers  (c) (d) (e)..........................   6,697,900        6,991,700
   Digital customers (e) (g).............................   2,527,700        1,951,200
   Cable modem customers (e) (i).........................   1,055,400          507,700
   Telephony customers (e) (k)...........................      19,700           16,300
                                                           -----------  ---------------
      Total revenue generating units (e).................  10,300,700        9,466,900
                                                           ===========  ===============

   Customer relationships  (l)...........................   6,697,900        6,991,700

(a) The pro forma statistics reflect the acquisition of certain Enstar systems serving approximately 21,600 customers that closed during 2002 and include the transfer of approximately 16,300 telephony customers from AT&T on January 1, 2002 as if such transactions had occurred on September 30, 2001.

(b) Homes passed represents the estimated number of living units, such as single residence homes, apartments and condominium units, passed by the cable distribution network in a given cable system service area to which we offer the service indicated.

(c) As of September 30, 2002 and 2001, basic customers include: 1) approximately 50,300 and 16,800 customers (0.8% and 0.2% of total basic customers), respectively, who pay for cable modem service only and who are also counted as cable modem customers; and 2) approximately 225,100 and 228,200 commercial customers, respectively, who are calculated on an equivalent bulk unit ("EBU") basis. EBU is calculated for a system by dividing the bulk price charged to accounts in a system by the most prevalent price charged to non-bulk residential customers in that system for the comparable tier of service. The EBU method of calculating basic customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year.

(d) On February 11, 2002, the Company announced that it would disconnect approximately additional 120,000 customers in the first quarter of 2002. This resulted principally from tightened credit and disconnect policies and procedures.

(e) As described on page 57, the United States Attorney's Office is conducting an investigation into certain matters, including the Company's prior practices with respect to its determination of customers. The investigation may provide information that could result in a revision of customer information for 2001 to reflect that certain disconnect requests and non-paying customers were not disconnected in a timely fashion. The Company has initiated company-wide guidelines with respect to voluntary and non-pay disconnects.

(f) Penetration represents the number of customers as a percentage of homes passed.

(g) Digital customers include all households that have one or more digital set-top terminals. Included in digital customers at September 30, 2002 and 2001 are 33,400 and 31,500 customers, respectively, that receive digital service directly through satellite transmission.

(h) Digital penetration of basic customers represents the number of digital customers as a percentage of basic customers.

(i) As of September 30, 2002 and 2001, cable modem customers include approximately 85,500 and 38,000 commercial customers, respectively, who are calculated on an equivalent modem unit ("EMU") basis. EMU is calculated for a system by dividing the aggregate commercial revenue for modem service by the average effective price charged in that system for modem service to residential customers. We have consistently utilized this methodology, as it conforms to our internal practices followed for operating and capital expenditure budgeting.

(j) Revenue generating units include the total of all primary analog video, digital video, cable modem and telephony customers, not counting additional outlets.

(k) Telephony customers include all households purchasing telephone service.

(l) Customer relationships include the number of customers that receive at least one level of service encompassing video, data and telephony services, without regard to which service(s) customers purchase.

ACQUISITIONS

The following table presents information on acquisitions since January 1, 2001:

                                                                 Purchase Price         Net
                                                                 Including Debt      Acquired
                                                 Month/Year of      Assumed            Basic
                                                  Acquisition    (in millions)       Customers
                                                 -------------  ----------------    -----------
AT&T Broadband Systems.........................         6/01   $          1,736        551,100
Cable USA......................................         8/01                100 (a)     30,600
                                                                ----------------    -----------
  Total during 2001............................                           1,836        581,700
                                                                ----------------    -----------

High-Speed Access..............................         2/02                 78             --
Enstar Limited Partnership Systems.............         4/02                 48         21,600
Enstar Income Program II-1, L.P................         9/02                 15          6,400
                                                                ----------------    -----------
   Total during 2002...........................                             141         28,000
                                                                ----------------    -----------
     Total.....................................                $          1,977        609,700
                                                                ================    ===========

  In connection with this transaction we acquired all of the outstanding stock of Cable USA and certain assets of related affiliates in exchange for 505,664 shares of Charter Communications, Inc. Series A Convertible Redeemable Preferred Stock valued at $50.6 million; additional shares of Charter Communications, Inc. Series A Convertible Redeemable Preferred Stock valued at $5.1 million, which are expected to be issued in the first quarter of 2003 to certain sellers subject to certain holdback provisions, and $44.5 million in cash paid by Charter Communications Holding Company, LLC.

On February 28, 2002, CC Systems LLC, a subsidiary of Charter Communications Holding Company, purchased from High Speed Access Corporation the contracts and associated assets, and assumed related liabilities, that serve our customers, including a customer contact center, a network operations center and provisioning software. At the closing, CC Systems paid $77.5 million to High Speed Access and delivered 37,000 shares of High Speed Access Series D convertible preferred stock and all of the warrants to buy High Speed Access common stock owned by Charter Communications Holding Company. In addition, High Speed Access purchased 38,000 shares of its Series D Preferred Stock from Vulcan Ventures Incorporated for $8.0 million. To secure indemnity claims against High Speed Access under the asset purchase agreement, $2.0 million of the purchase price was retained. Charter Communications Holding Company obtained a fairness opinion from a qualified investment-banking firm regarding the valuation of the assets purchased by CC Systems pursuant to the asset purchase agreement. Concurrently with the closing of the transaction, High Speed Access purchased all of its common stock held by Vulcan Ventures Inc., an entity 100% owned by the Chairman and principal shareholder of Charter Communications, Inc., and certain of the agreements between our subsidiaries and High Speed Access were terminated. The results of operations of the acquired assets and assumed liabilities have been included in the consolidated financial statements from the date of acquisition.

In April 2002, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Communications Holdings, LLC, completed the purchase of certain assets of Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar Cable of Macoupin County and Enstar IV/PBD Systems Venture, serving in the aggregate approximately 21,600 customers, for a total cash purchase price of $48.3 million. In September 2002, Charter Communications Entertainment I, LLC purchased all of Enstar Income Program II-1, L.P.'s Illinois cable television systems, serving approximately 6,400 customers, for a cash purchase price of $14.7 million. Enstar Communications Corporation, a direct subsidiary of Charter Communications Holding Company, is a general partner of the Enstar limited partnerships, but does not exercise control over them. The results of operations of the acquired assets and assumed liabilities have been included in the consolidated financial statements from their date of acquisition.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are believed to be reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. The consolidated financial statements are subject to periodic review by regulatory authorities. This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, "Summary of Significant Accounting Policies", in our consolidated financial statements included in our December 31, 2001 Annual Report on Form 10-K.

INVESTMENT IN CABLE PROPERTIES. Our investment in cable properties represents a significant portion of our total assets. Investment in cable properties totaled $25.7 billion and $25.5 billion, representing approximately 95.6% and 97.4% of total assets, at September 30, 2002 and December 31, 2001, respectively. Investment in cable properties includes property, plant and equipment and franchises. Our investment in cable properties has continued to grow over the past several years as we have completed acquisitions of other cable systems and increased capital expenditures to upgrade, rebuild and expand our cable systems. See "Liquidity and Capital Resources - Capital Expenditures" for details of our capital expenditures.

Property, Plant and Equipment. Property, plant and equipment, net, totaled $7.4 billion and $7.1 billion, representing approximately 27.5% and 27.3% of total assets, at September 30, 2002 and December 31, 2001, respectively. Property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. Costs associated with initial customer installations, and the additions of network equipment necessary to enable advanced services, are capitalized. The costs of disconnecting service at a customer's dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of drops, are capitalized.

Direct labor originating from field personnel is capitalized based on the specific time devoted to network construction and installation activities. Indirect costs (referred to as "overhead" costs herein) that directly relate to, and add value to, property, plant and equipment are also capitalized via an overhead rate applied to the amount of direct labor capitalized. The overhead rates established are based on a combination of internal company-wide overhead analysis and internal time and motion studies of specific activities. These studies are updated periodically to adjust for changes in facts and circumstances. Overhead costs consist primarily of payroll taxes and other employee benefits. Capitalized internal payroll costs for the three and nine months ended September 30, 2002 were $54.9 million and $172.7 million, respectively, and such costs for the three and nine months ended September 30, 2001 were $58.2 million and $156.0 million, respectively. Related capitalized overhead for the three and nine months ended September 30, 2002 were $47.3 million and $148.1 million, respectively, and such costs for the three and nine months ended September 30, 2001 were $52.4 million and $140.4 million, respectively.

Depreciation expense related to property, plant and equipment totaled $1.5 billion and $2.3 billion, representing approximately 42.9% and 60.5% of total costs and expenses, for the nine months ended September 30, 2002 and 2001, respectively. Depreciation is recorded using the straight-line method over management's estimate of the useful lives of the related assets using the following principal categories, as follows:

Cable distribution systems	10-15 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture and fixtures	5 years

Since January 1, 2000, our practice has been to assess the remaining useful lives of certain depreciable assets scheduled for retirement as part of the rebuild and upgrade of our cable distribution systems and modify or shorten the depreciable lives of the assets as appropriate. Based on these assessments, when appropriate, we reduce the estimated useful lives of certain depreciable assets expected to be abandoned as a result of the rebuild and upgrade. We reduced the estimated useful lives of certain depreciable assets by approximately one to three years and as a result, an additional $440.6 million and $406.6 million of depreciation expense was recorded during the nine months ended September 30, 2002 and 2001, respectively. We also periodically evaluate the estimated useful lives used to depreciate our assets and the estimated amount of assets that will be abandoned or have minimal use in the future. While we believe our estimates of useful lives are reasonable, significant differences in actual experience or significant changes in our assumptions may materially affect future depreciation expense.

Franchises. Franchises grant us the right to operate a cable distribution network in a community. Costs incurred to obtain and renew cable franchises are deferred. The value of the franchise rights acquired through the purchase of cable systems represent management's estimate of fair value of the franchise acquired. Franchises totaled $18.3 billion at September 30, 2002 and December 31, 2001, representing approximately 68.1% and 70.1% of total assets, respectively. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraisal performed to prepare the valuations of its franchises as of January 1, 2002. Franchises were aggregated into essentially inseparable reporting units to conduct the valuations. The appraisal assessed that the fair value of each of the Company's reporting units exceeded their carrying amount at that time. As a result, no impairment charge was initially recorded upon adoption, however, in the third quarter of 2002, the Company recorded the cumulative effect of the change in accounting principle of $38.5 million, net of minority interest, which represents the impairment of certain franchises recorded in connection with the additional $1.4 billion of franchise costs recorded to properly reflect deferred tax liabilities relating to prior business combinations. (See Note 2). This adjustment has been reflected in the nine months ended September 30, 2002 financial statements. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption.

In determining whether our franchises have an indefinite life, we considered the exclusivity of the franchise, the history of franchise renewals, and the technological state of the associated cable systems with a view to whether or not we are in compliance with any technology upgrading requirements. Certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. We have concluded that as of September 30, 2002 a substantial number of our franchises qualify for indefinite life treatment, and that less than one percent of our franchises do not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These costs will be amortized on a straight-line basis over 10 years, which represents management's best estimate of the remaining lives of such franchises. Franchise amortization expense for the nine months ended September 30, 2002 was $6.3 million, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142 and costs associated with the renewal of franchises. We expect these costs to be approximately $8.5 million annually based on our current franchise base and anticipated upgrade plans.

VALUATION OF LONG-LIVED ASSETS. We evaluate the recoverability of long-lived assets, including property, plant and equipment and franchises, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets or adverse changes in relationships with local franchise authorities. If a review indicates that the carrying value of such asset is not recoverable, the carrying value of such asset is reduced to its estimated fair value. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations of asset recoverability.

INCOME TAXES. All operations are held through Charter Communications Holding Company, LLC and its subsidiaries. Charter Communications Holding Company and the majority of these entities are not subject to income tax. Rather, all of the taxable income, gains, losses, deductions and credits of such entities are passed through to the members of Charter Communications Holding Company: Charter Communications, Inc., Charter Investment, Inc. and Vulcan Cable III, Inc., each, an entity controlled by Mr. Allen. Charter Communications, Inc. is responsible for its share of taxable income or loss of Charter Communications Holding Company allocated to it in accordance with the Charter Communications Holding Company amended and restated limited liability company agreement and partnership tax rules and regulations.

The limited liability company agreement provides for certain special allocations of tax profits and tax losses, such profits and losses being determined under the applicable federal income tax rules for determining capital accounts. Pursuant to the limited liability company agreement, through the end of 2003, tax losses of Charter Communications Holding Company that would otherwise have been allocated to Charter Communications, Inc. based generally on its percentage ownership of outstanding common membership units will be allocated instead to the membership units held by Vulcan Cable III and Charter Investment. The limited liability company agreement further provides that, beginning at the time Charter Communications Holding Company first generates tax profits, the tax profits that would otherwise have been allocated to Charter Communications, Inc. based generally on its percentage ownership of outstanding common membership units will instead be allocated to Vulcan Cable III and Charter Investment. These special tax profit allocations to Vulcan Cable III and Charter Investment will generally continue until the cumulative special tax profit allocations offset the cumulative special tax loss allocations described above. The limited liability company agreement generally provides that any additional tax profits are to be allocated proportionately among the members of Charter Communications Holding Company based on their ownership of Charter Communications Holding Company membership units.

In certain situations, the special tax loss allocations and special tax profit allocations described above could result in Charter Communications, Inc. having to pay taxes in an amount that is more or less than if Charter Holdco had allocated tax profits and tax losses among its members based generally on the number of common membership units owned by such members. However, management does not anticipate that the special tax loss allocations and special tax profit allocations will result in Charter Communications, Inc. paying taxes in an amount that is materially different on a present value basis than the taxes that would be payable had tax profits and tax losses been allocated among the members of Charter Communications Holding Company based generally on the number of common membership units owned by such members, although there is no assurance that a material difference will not result.

As of September 30, 2002, we have recorded deferred income tax liabilities of $1.2 billion, which relate to our acquisition of certain cable businesses. This includes approximately $456.7 million of the deferred income tax liabilities recorded in the consolidated financial statements related to certain indirect corporate subsidiaries of Charter Communications Holding Company, which file separate income tax returns.

Additionally, we have deferred tax assets of $1.2 billion, which primarily relate to the excess of cumulative financial statement losses over cumulative tax losses allocated to us. The deferred tax assets also include $48.5 million of tax net operating loss carry forwards, of which $15.2 million is subject to certain limitations on Charter Communications, Inc.'s ability to utilize. We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Given the uncertainty surrounding our ability to utilize our deferred tax assets, these items have been offset with a corresponding valuation allowance of $1.2 billion.

While we believe our share of taxable income (loss) has been allocated to us properly and in accordance with partnership tax rules and regulations, we cannot guarantee that such allocations will not be challenged by taxing authorities. Any adjustments to the allocation of taxable income (loss) should not have a material impact on future income tax expense.

In future periods we will assess our tax position after considering the changes in our deferred assets and liabilities which may result in income tax expense or benefit.

LAUNCH REVENUES. We receive fees from certain programmers related to the broadcasting of new cable television channels. For the nine months ended September 30, 2002 and 2001, we received fees totaling $35.9 million and $79.7 million, respectively. Revenues are recognized to the extent of the fair value of the advertising services provided to promote the new channels. These advertising services are provided through cross-channel advertising. Such revenues are classified as advertising revenues and totaled $26.3 million and $66.1 million for the nine months ended September 30, 2002 and 2001, respectively. Amounts received in excess of the fair value of advertising services provided are deferred and recognized as a reduction of programming costs over the life of the contract. For the nine months ended September 30, 2002 and 2001, we amortized and recorded as a reduction of programming costs $9.4 million and $10.5 million, respectively. As of September 30, 2002 and December 31, 2001, the unamortized portion of the deferred payments from programmers was $55.7 million and $55.5 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets.

RELATED PARTY TRANSACTIONS

PREFERRED EQUITY IN CC VIII, LLC. CC VIII an indirect subsidiary of Charter Holdco, issued preferred membership units (collectively, the "CC VIII Interest") with a value and an effective liquidation preference of approximately $630 million to certain sellers as part of the Bresnan acquisition in February 2000. The liquidation preference of the CC VIII Interest accretes at 2% annually and is entitled to preferential distributions from available cash and upon liquidation of CC VIII. The CC VIII Interest generally does not share in the profits and losses of CC VIII and is recorded as a minority interest in the Company's financial statements. These holders have the right at their option to exchange the CC VIII Interest for shares of Charter Class A Common Stock. The Company does not have the right to force such an exchange. In connection with the Bresnan acquisition, Mr. Allen granted the holders of the CC VIII Interest the right to sell the CC VIII Interest (or any Charter Class A Common Stock or Charter Holdco membership interests which the current holders might receive upon exchange of the CC VIII Interest prior to transfer to Mr. Allen) to Mr. Allen for approximately $630 million plus 4.5% interest annually from February 2000. In April 2002, in accordance with the put agreement, the holders notified Mr. Allen of their intent to exercise this put right in full, and the parties agreed to consummate the sale in April 2003, although the parties also agreed to negotiate in good faith possible alternatives to the closing. If the sale to Mr. Allen is consummated, Mr. Allen would become the holder of the CC VIII Interest (or, if previously exchanged by the current holders, any Charter Class A Common Stock or a Charter Holdco membership interest issued to the current holders upon such exchange). If the CC VIII Interest is transferred to Mr. Allen, Mr. Allen then generally would be allocated his pro rata share of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would not be entitled to any priority distributions (except with respect to the 2% accretion, as to which such priority would continue) and Mr. Allen's share of any remaining distributions in liquidation would be equal to the original capital account of approximately $630 million, increased or decreased by Mr. Allen's pro-rata share of CC VIII's profits or losses after the transfer to Mr. Allen.

OXYGEN MEDIA. On July 22, 2002, Charter Communications Holding Company, LLC entered into a transaction with Oxygen Media, LLC whereby Charter Communications Holding Company agreed to carry programming content from Oxygen Media, LLC and will receive equity and has a warrant to purchase equity in Oxygen Media Corporation, the parent of Oxygen Media, LLC. Oxygen Media, LLC provides programming content aimed at the female audience for distribution over the Internet and cable television systems and we currently make it available to approximately 4.4 million of our customers. The term of the Carriage Agreement is retroactive to February 1, 2000, the date of launch of Oxygen Media, LLC programming by Charter Communications Holding Company and runs for a period of five years from that date. As the number of subscribers receiving the Oxygen Media, LLC programming increases, Charter Communications Holding Company receives volume discounts. In addition, Oxygen Media, LLC pays Charter Communications Holding Company marketing support fees for subscribers launched after the first year of the term of the Agreement up to an amount of $4 million. We have recognized $0.8 million and $1.9 million of revenue related to the marketing support provided for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively.

The Equity Issuance Agreement grants a subsidiary of Charter Communications Holding Company a warrant to purchase 2.4 million shares of common stock of Oxygen Media Corporation, the parent company of Oxygen Media, LCC, for an exercise price of $22.00 per share. The term of the warrant expires on the earlier of February 2, 2005, or the date Oxygen Media Corporation is acquired. Charter Communications Holding Company will also receive unregistered shares of Oxygen Media Corporation common stock with a fair market value on the date of issuance of $34.4 million, on or prior to February 2, 2005 with the exact date to be determined by Oxygen Media Corporation. Charter Communications Holding Company has registration rights for the equity grant and the warrant that are no less favorable than the rights granted to other Oxygen Media Corporation equity holders including Vulcan Programming, an entity controlled by Mr. Allen. Mr. William Savoy, a director of Charter Communications, Inc., serves on the board of directors of Oxygen Media. As of September 30, 2002, through Vulcan Programming, Mr. Allen owns an approximate 31% interest in Oxygen Media (51% assuming exercise of all warrants held by Vulcan Programming but no exercise of warrants or options by other holders).

CLICK2LEARN. Charter Communications Holding Company executed a Software License Agreement with Click2learn, Inc. effective as of June 30, 2002. Since October 1999 Charter Communications Holding Company has purchased professional services, software and maintenance from Click2learn, a company which provides enterprise software for organizations seeking to capture, manage and disseminate knowledge throughout their extended enterprise. As of September 30, 2002, Mr. Allen owned an approximate 27% interest in Click2learn including 616,120 shares held of record by Vulcan Ventures and 387,096 shares issuable upon exercise of a warrant issued to Vulcan Ventures Mr. Allen is the sole shareholder of Vulcan Ventures and may be deemed to have shared voting and investment power with respect to such shares. Mr. Allen is the founder of Click2learn. We have paid approximately $280,000 and $21,000 to date to Click2learn in the nine months ended September 30, 2002 and 2001, respectively.

DIGEO. On September 28, 2002, we entered into an amendment to its Broadband Carriage Agreement with Digeo Interactive, LLC, a subsidiary of Digeo, Inc. (Digeo). This amendment supersedes the amendment previously entered into on September 27, 2001, and covers the development of future features to be included on the Basic iTV service provided by Digeo and Digeo's development of an interactive "toolkit" to enable us to develop interactive local content. Furthermore, we may request that Digeo manage local content for a fee. The amendment provides for us to pay for development of the Basic iTV service as well as license fees for customers who receive the service, and with us and Digeo to split certain revenues earned from the service.

We are now utilizing Digeo to develop an advanced broadband media center for our customers. The anticipated media center will include an integrated set-top terminal that includes a cable converter, an industry standard high speed cable modem, and a digital video recording (DVR/PVR) hard drive with connectivity to other consumer electronics devices (such as stereos, MP3 players, and digital cameras) and capable of networking in the home with PC's and other computing devices. The DVR capability will enable customers to store video and audio files, and to pause, schedule, rewind and store television programs. We anticipate that TV-based Internet access will be a future enhancement to the media center rather than be launched as a separate product. We began an initial trial of the first version of advanced media center in the third quarter of 2002 in St. Louis. The development and usage fees for the advanced media center have not yet been negotiated. Messrs. Allen, Savoy and Carl Vogel are directors of Digeo, Inc. Mr. Jerald Kent, our former Chief Executive Officer and director, served on the board of Digeo, Inc. Mr. Savoy serves on the compensation committee of Digeo, Inc. Each of Mr. Savoy and Mr. Vogel, our current Chief Executive Officer and director, owns options to purchase 10,000 shares of Digeo, Inc. common stock.

ACTION SPORTS CABLE NETWORK. On November 5, 2002, the Action Sports Cable Network (Actions Sports), which is 100% owned by Mr. Allen, announced that it was discontinuing its business following its failure to obtain an acceptable carriage agreement with AT&T Broadband, the cable television provider in Portland, Oregon. Action Sports has not yet announced a termination date of its programming. The Company paid Actions Sports $1.0 million and $0.7 million for rights to carry its programming for the nine months ended September 30, 2002 and 2001, respectively. We believe that the failure of this network will not materially affect our business or results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

The following table presents the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the periods presented (dollars in millions, except per share data):

                                                                       Three Months Ended September 30,
                                                                 --------------------------------------------
                                                                          2002                    2001
                                                                 ---------------------   --------------------
Revenues....................................................... $  1,178.5      100.0% $ 1,043.8      100.0%
                                                                 ----------  ---------   ---------  ---------
Costs and expenses:
  Operating (excluding those items listed below)...............      475.8       40.4%     400.7       38.4%
  Selling, general and administrative..........................      190.3       16.1%     160.6       15.4%
  Depreciation and amortization................................      513.6       43.6%     798.4       76.5%
  Option compensation expense..................................        0.8        0.1%     (57.1)      (5.5)%
  Corporate expenses...........................................       15.5        1.3%      15.0        1.4%
                                                                 ----------  ---------   ---------  ---------
                                                                   1,196.0      101.5%   1,317.6      126.2%
                                                                 ----------  ---------   ---------  ---------
      Loss from operations.....................................      (17.5)      (1.5)%    (273.8)     (26.2)%
                                                                 ----------              ---------
Other expense:
  Interest expense, net........................................     (380.1)                (340.3)
  Other expense................................................      (80.8)                 (88.9)
                                                                 ----------              ---------
                                                                    (460.9)                (429.2)
                                                                 ----------              ---------
      Loss before income tax benefit and minority interest.....     (478.4)                (703.0)
Income tax benefit (expense)...................................      (15.0)                   3.7
Minority interest..............................................      254.6                  372.9
                                                                 ----------              ---------
      Net loss ................................................     (238.8)                (326.4)
      Dividends on preferred stock - redeemable................       (0.7)                  (0.2)
                                                                 ----------              ---------
      Net loss applicable to common stock...................... $   (239.5)             $  (326.6)
                                                                 ==========              =========

Loss per common share, basic and diluted....................... $    (0.81)             $   (1.11)
                                                                 ==========              =========

REVENUES. Revenues increased by $134.7 million, or 12.9%, from $1,043.8 million for the three months ended September 30, 2001 to $1,178.5 million for the three months ended September 30, 2002. Revenues by service offering are as follows (dollars in millions):

                                                Three Months Ended September 30,
                           ----------------------------------------------------------------
                                   2002                  2001             2002 over 2001
                           --------------------  --------------------  --------------------
                                        % of                  % of                    %
                            Amount    Revenues    Amount    Revenues    Change     Change
                           ---------  ---------  ---------  ---------  ---------  ---------
Analog video............. $   774.6       65.7% $   730.3       70.0% $    44.3        6.1%
Digital video............     119.5       10.1%      86.3        8.3%      33.2       38.5%
Cable modem..............      97.8        8.3%      43.9        4.2%      53.9      122.8%
Advertising sales........      95.8        8.1%      83.8        8.0%      12.0       14.3%
Other....................      90.8        7.8%      99.5        9.5%      (8.7)      -8.7%
                           ---------  ---------  ---------  ---------  ---------
                          $ 1,178.5      100.0% $ 1,043.8      100.0% $   134.7       12.9%
                           =========  =========  =========  =========  =========

See note (e) on page 24 for certain information regarding customer figures for 2001.

Analog video revenues consist primarily of revenues from basic and premium services. Analog video revenues increased by $44.3 million, or 6.1%, from $730.3 million for the three months ended September 30, 2001 to $774.6 million for the three months ended September 30, 2002. Approximately $69.2 million of the increase was due to general price increases. These increases were offset in part by a decrease of approximately $24.9 million related to a decline in analog video customers as a result of competition from satellite providers, customer reaction to increased prices in rebuilt markets, and continued adherence to strengthened credit policies implemented in early 2002. We recently announced that we will not be raising rates in the near term in certain of our operating areas that have experienced significant rate increases, which could negatively impact margins.

Digital video revenues consist primarily of revenues related to the provision of digital video service. Digital video revenues increased by $33.2 million, or 38.5%, from $86.3 million for the three months ended September 30, 2001 to $119.5 million for the three months ended September 30, 2002. Approximately $5.0 million of the increase was due to general price increases. The remaining increase of approximately $28.2 million resulted from internal growth of approximately 576,500 digital customers due to the upgrade and expansion of our systems to provide advanced services to a larger customer base. Focused marketing efforts, bundled service packages and demand for this service have also contributed to internal growth. We recently announced that we will not be raising rates in the near term in certain of our operating areas that have experienced significant rate increases, which could negatively impact margins.

Cable modem revenues consist primarily of revenues related to the provision of high-speed Internet service. Cable modem revenues increased by $53.9 million, or 122.8%, from $43.9 million for the three months ended September 30, 2001 to $97.8 million for the three months ended September 30, 2002. The increase was primarily due to internal growth of approximately 547,700 cable modem customers as our system upgrades and expansion continue to increase our ability to offer high-speed Internet service to a larger customer base. Internal growth in cable modem services was the result of focused marketing efforts, bundled service packages and demand for such services.

Advertising sales revenues consist primarily of revenues from traditional advertising services as well as advertising to promote new channels. Advertising sales increased $12.0 million, or 14.3%, from $83.8 million for the three months ended September 30, 2001 to $95.8 million for the three months ended September 30, 2002. The increase was primarily due to an increase of $16.1 million related to an increase in non-launch advertising contracts with programmers and $7.6 million related to increased advertising capacity as a result of an increased number of channels carried by our systems offset in part by a decrease of $15.8 million in advertising to promote new channels. For the three months ended September 30, 2002 and 2001, we received $4.2 million and $0, respectively, in advertising revenue from our two largest equipment vendors. Revenues from advertising provided to vendors and programmers to promote new channels are recognized based upon the fair value of advertising provided.

Other revenues consist primarily of revenues from franchise fees, customer installations, equipment rental, processing fees, wire maintenance fees, home shopping, dial-up Internet service and other miscellaneous revenues. Other revenues decreased $8.7 million, or 8.7%, from $99.5 million for the three months ended September 30, 2001 to $90.8 million for the three months ended September 30, 2002. The decrease was primarily due to the Federal Communications Commission's (FCC) ruling that collection of franchise fees was no longer required for cable modem service and was partially offset by increases in the other aforementioned revenues.

OPERATING EXPENSES. Operating expenses increased by $75.1 million, or 18.7%, from $400.7 million for the three months ended September 30, 2001 to $475.8 million for the three months ended September 30, 2002. Key components of operating expenses as a percentage of revenues are as follows (dollars in millions):

                                                               Three Months Ended September 30,
                                          ----------------------------------------------------------------
                                                  2002                  2001             2002 over 2001
                                          --------------------  --------------------  --------------------
                                                       % of                  % of                    %
                                           Amount    Revenues    Amount    Revenues    Change     Change
                                          ---------  ---------  ---------  ---------  ---------  ---------
Analog video programming................ $   267.1       22.7% $   237.3       22.7% $    29.8       12.6%
Digital video...........................      41.7        3.5%      31.1        3.0%      10.6       34.1%
Cable modem.............................      40.8        3.5%      28.9        2.8%      11.9       41.2%
Advertising sales.......................      22.4        1.9%      17.2        1.6%       5.2       30.2%
Service costs...........................     103.8        8.8%      86.2        8.3%      17.6       20.4%
                                          ---------  ---------  ---------  ---------  ---------
                                         $   475.8       40.4% $   400.7       38.4% $    75.1       18.7%
                                          =========  =========  =========  =========  =========

Analog video programming costs consist primarily of costs paid to programmers for the provision of basic and premium channels as well as pay-per-view programs and channel guides. The increase in analog video programming costs of $29.8 million, or 12.6%, was primarily due to inflationary or negotiated price increases, particularly in sports programming, and an increased number of channels carried on our systems. The increase of $10.6 million, or 34.1%, in direct operating costs to provide digital video services was primarily due to internal growth of these advanced services and increased programming costs. Total programming costs, including both digital and analog programming, were $303.0 million and $259.3 million, representing 63.7% and 64.7% of total operating expenses for the three months ended September 30, 2002 and 2001, respectively. The increase of $11.9 million, or 41.2%, in direct operating costs to provide cable modem services was primarily due to the increase in cable modem customers. Advertising sales expenses increased by $5.2 million, or 30.2%, primarily due to an increase in costs associated with an increased number of advertising contracts with programmers. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, maintenance and pole rent expense. The increase in service costs of $17.6 million, or 20.4%, resulted primarily from our continued internal growth in advanced services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $29.7 million, or 18.5%, from $160.6 million for the three months ended September 30, 2001 to $190.3 million for the three months ended September 30, 2002. Key components of expense as a percentage of revenues are as follows (dollars in millions):

                                                           Three Months Ended September 30,
                                       ----------------------------------------------------------------
                                               2002                  2001             2002 over 2001
                                       --------------------  --------------------  --------------------
                                                    % of                  % of                    %
                                        Amount    Revenues    Amount    Revenues    Change     Change
                                       ---------  ---------  ---------  ---------  ---------  ---------
General and administrative........... $   153.4       13.0% $   141.8       13.6% $    11.6        8.2%
Marketing............................      36.9        3.1%      18.8        1.8%      18.1       96.3%
                                       ---------  ---------  ---------  ---------  ---------
                                      $   190.3       16.1% $   160.6       15.4% $    29.7       18.5%
                                       =========  =========  =========  =========  =========

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $11.6 million, or 8.2%, resulted primarily from an increase in bad debt expense of $6.8 million coupled with overall continued growth in advanced services. Marketing expenses increased $18.1 million, or 96.3% due to increased costs associated with promotions of our service offerings including advertising, telemarketing and direct sales and modifications in our arrangements with third party telemarketing and direct sales contractors.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased by $284.8 million, or 35.7%, from $798.4 million for the three months ended September 30, 2001 to $513.6 million for the three months ended September 30, 2002. This decrease was due primarily to the adoption on January 1, 2002 of SFAS No. 142, which requires that franchise intangible assets that meet the indefinite life criteria of SFAS No. 142 no longer be amortized against earnings but instead be tested for impairment on an annual basis. Amortization of such assets totaled $361.9 million for the three months ended September 30, 2001. The decrease was partially offset by the increase in depreciation expense related to additional capital expenditures in 2002 and amortization of franchise renewal costs and franchise assets that did not qualify for indefinite life treatment totaling $2.1 million for the three months ended September 30, 2002.

OPTION COMPENSATION EXPENSE. Option compensation expense increased by $57.9 million, from income of $57.1 million for the three months ended September 30, 2001 to expense of $0.8 million for the three months ended September 30, 2002. The change from income to expense was primarily the result of the forfeiture of approximately 7 million options by our former President and Chief Executive Officer as part of his September 2001 separation agreement. Option compensation expense represents expense related to exercise prices on certain options that were issued prior to our initial public offering in 1999 that were less than the estimated fair values of our common stock at the time of grant which resulted in the reversal of approximately $66.6 million of previously recognized compensation expense. Option compensation expense is recorded over the vesting period of such options and will continue to be recorded at a decreasing rate until the last vesting period lapses in April 2004.

CORPORATE EXPENSES. Corporate expenses increased by $0.5 million, or 3.3%, from $15.0 million for the three months ended September 30, 2001 to $15.5 million for the three months ended September 30, 2002. The increase was the result of hiring additional employees offset by a decrease in travel and entertainment and rent expenses.

INTEREST EXPENSE, NET. Net interest expense increased by $39.8 million, or 11.7%, from $340.3 million for the three months ended September 30, 2001 to $380.1 million for the three months ended September 30, 2002. The increase in net interest expense was a result of an increase of $2.6 billion in average debt outstanding to $18.2 billion for the third quarter of 2002 compared to $15.6 billion for the third quarter of 2001, partially offset by a decline in our weighted average borrowing rate of 0.05% to 8.07% in the third quarter of 2002 from 8.12% in the third quarter of 2001. Our weighted average borrowing rate decreased primarily as a result of a general decline in variable borrowing rates and the effect of the interest rate swap agreements. The increase in outstanding debt primarily relates to the issuance of the January 2002 Charter Holdings notes and additional borrowings under the revolving credit facilities of our subsidiaries used to fund operations.

OTHER EXPENSE. Other expense decreased by $8.1 million, or 9.1%, from $88.9 million for the three months ended September 30, 2001 to $80.8 million for the three months ended September 30, 2002. This was primarily due to a decrease in losses on investments from $10.8 million for the three months ended September 30, 2001 to $0 for the three months ended September 30, 2002. This decrease was partially offset by an increase in losses on interest rate agreements which do not qualify for hedge accounting under SFAS No. 133 from $68.8 million for the three months ended September 30, 2001 to $76.2 million for the three months ended September 30, 2002.

INCOME TAX BENEFIT (EXPENSE). Income tax expense of $15.0 million for the three months ended September 30, 2002 represents deferred income tax expense primarily related to the change in the deferred tax liabilities related to the Company's investment in Charter Communications Holding Company. Income tax benefit of $3.7 million for the three months ended September 30, 2001, represents deferred income tax benefit primarily related to the indirect corporate subsidiaries of the Company which file separate income tax returns.

MINORITY INTEREST. Minority interest decreased by $118.3 million, or 31.7%, from $372.9 million for the three months ended September 30, 2001 to $254.6 million for the three months ended September 30, 2002. Minority interest primarily represents the ownership in Charter Communications Holding Company by entities other than Charter Communications, Inc. plus preferred equity in an indirect subsidiary.

NET LOSS. Net loss decreased by $87.6 million, or 26.8%, from $326.4 million for the three months ended September 30, 2001 to $238.8 million for the three months ended September 30, 2002 as a result of the factors described above, including the decrease in amortization expense as a result of the adoption of SFAS No. 142.

LOSS PER COMMON SHARE. The loss per common share decreased by $0.30, or 27.0%, from $1.11 per common share for the three months ended September 30, 2001 to $0.81 per common share for the three months ended September 30, 2002 as a result of the factors described above.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

The following table presents the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the periods presented (dollars in millions, except per share data):

                                                                        Nine Months Ended September 30,
                                                                 --------------------------------------------
                                                                          2002                    2001
                                                                 ---------------------   --------------------
Revenues....................................................... $  3,415.3      100.0% $ 2,846.1      100.0%
                                                                 ----------  ---------   ---------  ---------
Costs and expenses:
  Operating (excluding those items listed below)...............    1,375.5       40.3%   1,084.4       38.1%
  Selling, general and administrative..........................      545.0       15.9%     435.5       15.3%
  Depreciation and amortization................................    1,492.8       43.7%   2,261.2       79.4%
  Option compensation expense..................................        2.1        0.1%     (46.2)      (1.6)%
  Corporate expenses...........................................       47.6        1.4%      42.7        1.5%
                                                                 ----------  ---------   ---------  ---------
                                                                   3,463.0      101.4%   3,777.6      132.7%
                                                                 ----------  ---------   ---------  ---------
      Loss from operations.....................................      (47.7)      (1.4)%    (931.5)     (32.7)%
                                                                 ----------              ---------
Other expense:
  Interest expense, net........................................   (1,116.7)                (966.0)
  Other expense................................................     (117.0)                (172.8)
                                                                 ----------              ---------
                                                                  (1,233.7)              (1,138.8)
                                                                 ----------              ---------
      Loss before income tax benefit and minority interest.....   (1,281.4)              (2,070.3)
Income tax benefit (expense)...................................      (15.0)                  11.2
Minority interest..............................................      681.4                1,162.1
                                                                 ----------              ---------
      Net loss before cumulative effect of accounting change...     (615.0)                (897.0)
Cumulative effect of accounting change.........................      (38.5)                    --
                                                                 ----------              ---------
      Net loss.................................................     (653.5)                (897.0)
      Dividends on preferred stock - redeemable................       (2.2)                  (0.2)
                                                                 ----------              ---------
      Net loss applicable to common stock...................... $   (655.7)             $  (897.2)
                                                                 ==========              =========

Loss per common share, basic and diluted....................... $    (2.23)             $   (3.43)
                                                                 ==========              =========

REVENUES. Revenues increased by $569.2 million, or 20.0%, from $2,846.1 million for the nine months ended September 30, 2001 to $3,415.3 million for the nine months ended September 30, 2002. Revenues by service offering are as follows (dollars in millions):

                                                Nine Months Ended September 30,
                           ----------------------------------------------------------------
                                   2002                  2001             2002 over 2001
                           --------------------  --------------------  --------------------
                                        % of                  % of                    %
                            Amount    Revenues    Amount    Revenues    Change     Change
                           ---------  ---------  ---------  ---------  ---------  ---------
Analog video............. $ 2,306.1       67.5% $ 2,045.9       71.9% $   260.2       12.7%
Digital video............     340.8       10.0%     210.0        7.3%     130.8       62.3%
Cable modem..............     248.4        7.3%     101.9        3.6%     146.5      143.8%
Advertising sales........     245.8        7.2%     204.0        7.2%      41.8       20.5%
Other....................     274.2        8.0%     284.3       10.0%     (10.1)      -3.6%
                           ---------  ---------  ---------  ---------  ---------
                          $ 3,415.3      100.0% $ 2,846.1      100.0% $   569.2       20.0%
                           =========  =========  =========  =========  =========

See note (e) on page 24 for certain information regarding customer figures for 2001.

Analog video revenues consist primarily of revenues from basic and premium services. Analog video revenues increased by $260.2 million, or 12.7%, from $2,045.9 million for the nine months ended September 30, 2001 to $2,306.1 million for the nine months ended September 30, 2002. Approximately $133.1 million of the increase was due to approximately 551,100 basic customers acquired in the acquisition of the AT&T Broadband systems on June 30, 2001 while approximately $181.6 million of the increase was due to general price increases. These increases were offset in part by a decrease of approximately $54.5 million related to a decline in analog video customers as a result of competition from satellite providers, customer reaction to increased prices in rebuilt markets, and continued adherence to strengthened credit policies implemented in early 2002. We recently announced that we will not be raising rates in the near term in certain of our operating areas that have experienced significant rate increases, which could negatively impact margins.

Digital video revenues consist primarily of revenues related to the provision of digital video service. Digital video revenues increased by $130.8 million, or 62.3%, from $210.0 million for the nine months ended September 30, 2001 to $340.8 million for the nine months ended September 30, 2002. Approximately $23.5 million of the increase was due to approximately 116,500 digital video customers acquired through acquisitions coupled with an increase of approximately $19.6 million due to general price increases. The remaining increase of approximately $87.7 million resulted from internal growth of approximately 576,500 digital customers due to the upgrade and expansion of our systems to provide advanced services to a larger customer base. Focused marketing efforts, bundled service packages and demand for this service have also contributed to internal growth. We recently announced that we will not be raising rates in the near term in certain of our operating areas that have experienced significant rate increases, which could negatively impact margins.

Cable modem revenues consist primarily of revenues related to the provision of high-speed Internet service. Cable modem revenues increased $146.5 million, or 143.8%, from $101.9 million for the nine months ended September 30, 2001 to $248.4 million for the nine months ended September 30, 2002. Approximately $9.5 million of the increase was due to approximately 19,800 cable modem customers acquired through acquisitions, while the remaining increase of approximately $137.0 million was due to internal growth of approximately 547,700 cable modem customers as our system upgrades and expansion continue to increase our ability to offer high-speed Internet service to a larger customer base. Internal growth in cable modem services was the result of focused marketing efforts, bundled service packages and demand for such services.

Advertising sales revenues consist primarily of revenues from traditional advertising services as well as advertising to promote new channels. Advertising sales increased $41.8 million, or 20.5%, from $204.0 million for the nine months ended September 30, 2001 to $245.8 million for the nine months ended September 30, 2002. The increase was primarily due to acquisitions of new systems and an increase of $35.2 million in non-launch advertising contracts with programmers offset in part by a decrease of $32.9 million in advertising to promote new channels. For the nine months ended September 30, 2002 and 2001, we received $10.2 million and $4.0 million, respectively, of advertising revenue from our two largest equipment vendors. Revenues from advertising provided to vendors and programmers to promote new channels are recognized based upon the fair value of advertising provided.

Other revenues consist primarily of revenues from franchise fees, customer installations, equipment rental, processing fees, wire maintenance fees, home shopping, dial-up Internet service and other miscellaneous revenues. Other revenues decreased $10.1 million, or 3.6%, from $284.3 million for the nine months ended September 30, 2001 to $274.2 million for the nine months ended September 30, 2002. The decrease was primarily due to the FCC's ruling that collection of franchise fees was no longer required for cable modem service and was partially offset by increases in the other aforementioned revenues.

OPERATING EXPENSES. Operating expenses increased by $291.1 million, or 26.8%, from $1,084.4 million for the nine months ended September 30, 2001 to $1,375.5 million for the nine months ended September 30, 2002. Key components of operating expenses as a percentage of revenues are as follows (dollars in millions):

                                                               Nine Months Ended September 30,
                                          ----------------------------------------------------------------
                                                  2002                  2001             2002 over 2001
                                          --------------------  --------------------  --------------------
                                                       % of                  % of                    %
                                           Amount    Revenues    Amount    Revenues    Change     Change
                                          ---------  ---------  ---------  ---------  ---------  ---------
Analog video programming................ $   794.8       23.3% $   659.5       23.1% $   135.3       20.5%
Digital video...........................     117.7        3.4%      75.9        2.7%      41.8       55.1%
Cable modem.............................     114.7        3.4%      67.0        2.4%      47.7       71.2%
Advertising sales.......................      63.0        1.8%      46.1        1.6%      16.9       36.7%
Service costs...........................     285.3        8.4%     235.9        8.3%      49.4       20.9%
                                          ---------  ---------  ---------  ---------  ---------
                                         $ 1,375.5       40.3% $ 1,084.4       38.1% $   291.1       26.8%
                                          =========  =========  =========  =========  =========

Analog video programming costs consist primarily of costs paid to programmers for the provision of basic and premium channels. The increase in analog video programming costs of $135.3 million, or 20.5%, was primarily due to the addition of customers in the acquisition of the AT&T Broadband systems, as well as inflationary or negotiated price increases, particularly in sports programming, and an increased number of channels carried on our systems. The increase of $41.8 million, or 55.1%, in direct operating costs to provide digital video services was primarily due to internal growth of these advanced services and increased programming costs. Total programming costs, including both digital and analog programming, were $895.1 million and $710.3 million representing 65.1% and 65.5% of total operating expenses for the nine months ended September 30, 2002 and 2001, respectively. The increase of $47.7 million, or 71.2%, in direct operating costs to provide cable modem services was primarily due to the increase in cable modem customers. Advertising sales expenses increased $16.9 million, or 36.7%, primarily due to acquisitions of new systems and an increase in costs associated with an increased number of advertising contracts with programmers. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, maintenance and pole rent expense. The increase in service costs of $49.4 million, or 20.9%, resulted primarily from our acquisition of the AT&T Broadband systems in June 2001 coupled with overall continued internal growth in advanced services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $109.5 million, or 25.1%, from $435.5 million for the nine months ended September 30, 2001 to $545.0 million for the nine months ended September 30, 2002. Key components of expense as a percentage of revenues are as follows (dollars in millions):

                                                           Nine Months Ended September 30,
                                       ----------------------------------------------------------------
                                               2002                  2001             2002 over 2001
                                       --------------------  --------------------  --------------------
                                                    % of                  % of                    %
                                        Amount    Revenues    Amount    Revenues    Change     Change
                                       ---------  ---------  ---------  ---------  ---------  ---------
General and administrative........... $   464.2       13.6% $   381.5       13.4% $    82.7       21.7%
Marketing............................      80.8        2.3%      54.0        1.9%      26.8       49.6%
                                       ---------  ---------  ---------  ---------  ---------
                                      $   545.0       15.9% $   435.5       15.3% $   109.5       25.1%
                                       =========  =========  =========  =========  =========

General and administrative costs consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $82.7 million, or 21.7%, resulted primarily from our acquisition of the AT&T Broadband systems in June 2001 coupled with an increase in bad debt expense of $25.6 million and overall continued growth in advanced services. Marketing expenses increased $26.8 million, or 49.6% due to increased costs associated with promotions of our service offerings including advertising, telemarketing and direct sales and modifications in our arrangements with third party telemarketing and direct sales contractors.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased by $768.4 million, or 34.0%, from $2,261.2 million for the nine months ended September 30, 2001 to $1,492.8 million for the nine months ended September 30, 2002. This decrease was due primarily to the adoption on January 1, 2002 of SFAS No. 142, which requires that franchise intangible assets that meet the indefinite life criteria of SFAS No. 142 no longer be amortized against earnings but instead be tested for impairment on an annual basis. Amortization of such assets totaled $1,038.0 million for the nine months ended September 30, 2001. The decrease was partially offset by the increase in depreciation expense related to additional capital expenditures in 2002 and amortization of franchise renewal costs and franchise assets that did not qualify for indefinite life treatment totaling $6.3 million for the nine months ended September 30, 2002.

OPTION COMPENSATION EXPENSE. Option compensation expense increased by $48.3 million, from income of $46.2 million for the nine months ended September 30, 2001 to expense of $2.1 million for the nine months ended September 30, 2002. Option compensation expense represents expense related to exercise prices on certain options that were issued prior to our initial public offering in 1999 that were less than the estimated fair values of our common stock at the time of grant which resulted in the reversal of approximately $66.6 million of previously recognized compensation expense. Option compensation expense is recorded over the vesting period of such options and will continue to be recorded at a decreasing rate until the last vesting period lapses in April 2004. The change from income to expense was primarily the result of the forfeiture of approximately 7 million options by our former President and Chief Executive Officer as part of his September 2001 separation agreement.

CORPORATE EXPENSES. Corporate expenses increased by $4.9 million, or 11.5%, from $42.7 million for the nine months ended September 30, 2001 to $47.6 million for the nine months ended September 30, 2002. The increase was primarily the result of hiring additional employees.

INTEREST EXPENSE, NET. Net interest expense increased by $150.7 million, or 15.6%, from $966.0 million for the nine months ended September 30, 2001 to $1,116.7 million for the nine months ended September 30, 2002. The increase in net interest expense was a result of an increase of $2.8 billion in average debt outstanding to $17.3 billion for the nine months ended September 30, 2002 compared to $14.5 billion for the nine months ended September 30, 2001, partially offset by a decline in our weighted average borrowing rate of 0.29% to 8.09% for the nine months ended September 30, 2002 from 8.38% for the nine months ended September 30, 2001. Our weighted average borrowing rate decreased primarily as a result of a general decline in variable borrowing rates and the effect of the interest rate swap agreements. The increase in outstanding debt primarily relates to the issuance of the January 2002 Charter Holdings notes and additional borrowings under the revolving credit facilities of our subsidiaries used to fund operations.

OTHER EXPENSE. Other expense decreased by $55.8 million, or 32.3%, from $172.8 million for the nine months ended September 30, 2001 to $117.0 million for the nine months ended September 30, 2002. This was primarily due to a decrease in losses on investments from $46.8 million for the nine months ended September 30, 2001 to $1.6 million for the nine months ended September 30, 2002. This decrease was partially offset by an increase in losses on interest rate agreements which do not qualify for hedge accounting under SFAS No. 133 from $86.4 million for the nine months ended September 30, 2001 to $105.8 million for the nine months ended September 30, 2002. Other expense for the nine months ended September 30, 2001 also includes a loss from cumulative effect of change in accounting principle of $23.9 million related to the implementation of SFAS 133 on January 1, 2001.

INCOME TAX BENEFIT (EXPENSE). Income tax expense of $15.0 million for the nine months ended September 30, 2002 represents deferred income tax expense primarily related to the change in the deferred tax liabilities related to the Company's investment in Charter Communications Holding Company. Income tax benefit of $11.2 million for the nine months ended September 30, 2001, represents deferred income tax benefit primarily related to the indirect corporate subsidiaries of the Company which file separate income tax returns.

MINORITY INTEREST. Minority interest decreased by $480.7 million, or 41.4%, from $1,162.1 million for the nine months ended September 30, 2001 to $681.4 million for the nine months ended September 30, 2002. The minority interest primarily represents the ownership in Charter Communications Holding Company by entities other than Charter Communications, Inc. plus preferred equity in an indirect subsidiary.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Cumulative effect of accounting change represents the impairment charge recorded as a result of adopting SFAS No. 142. The Company will restate its financial statements to record the impairment in the first quarter of 2002 as a result of additional franchise costs recorded in the restatement of the Company's financial statements to record deferred taxes resulting from adjustments to prior years' acquisition accounting.

NET LOSS. Net loss decreased by $243.5 million, or 27.1%, from $897.0 million for the nine months ended September 30, 2001 to $653.5 million for the nine months ended September 30, 2002 as a result of the factors described above, including the decrease in amortization expense as a result of the adoption of SFAS No. 142.

LOSS PER COMMON SHARE. The loss per common share decreased by $1.20 or 35.0%, from $3.43 per common share for the nine months ended September 30, 2001 to $2.23 per common share for the nine months ended September 30, 2002 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded liquidity and capital requirements through cash flows from operations, borrowings under the credit facilities of our subsidiaries, issuances of debt securities by our subsidiaries and us, and our issuances of equity securities. For the nine months ended September 30, 2002, approximately 55.8% of our funding requirements were from operations, 22.8% were from borrowings under the credit facilities of our subsidiaries and 21.4% were from issuance of debt by our subsidiaries. We expect that our source of funds will continue to change in the future based on availability under the credit facilities of our subsidiaries and our ability to generate free cash flows. Charter Communications, Inc.'s ability to make payments on our convertible senior notes is dependent on the receipt of payments on its mirror debt securities issued by and distributions from Charter Communications Holding Company and issuances of its securities. See "Financing Activities" below for a description of our mirror debt securities. We held $508.2 million in cash and cash equivalents as of September 30, 2002 compared to $1.7 million as of December 31, 2001. The increase in cash and cash equivalents is primarily a result of our desire to improve our liquidity in light of current economic and business conditions.

OPERATING ACTIVITIES. Net cash provided by operating activities for the nine months ended September 30, 2002 and 2001 was $542.3 million and $302.5 million, respectively. For the nine months ended September 30, 2002, net cash provided by operating activities increased primarily due to increased revenues of $569.1 million compared to the corresponding period in 2001, offset partially by a change in operating assets and liabilities of $72.7 million during the nine months ended September 30, 2002.

Operating activities provided $239.7 million more cash during the nine months ended September 30, 2002 than the corresponding period in 2001. Operating assets and liabilities used $143.7 million less cash during the nine months ended September 30, 2002 than in the corresponding period in 2001.

INVESTING ACTIVITIES. Net cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $1.9 billion and $4.0 billion, respectively. For the nine months ended September 30, 2002, net cash used in investing activities resulted primarily from capital expenditures of $1.7 billion for property, plant and equipment and $139.6 million for payments for acquisitions. For the nine months ended September 30, 2001, cash used in investing activities resulted primarily from capital expenditures of $2.2 billion for property, plant and equipment and $1.8 billion for payments for acquisitions. Capital expenditures reflect the continued upgrade and rebuild of our systems in order to offer advanced services to our customers and normal recurring capital expenditures. Our upgrade and rebuild will continue to require substantial capital. We expect to spend approximately $2.35 billion during 2002 for upgrades, rebuilds, customer premise equipment and normal recurring capital expenditures.

Investing activities used $2.1 billion less cash during the nine months ended September 30, 2002 than in the corresponding period in 2001. Cash used for purchases of property, plant and equipment decreased by $460.9 million during the nine months ended September 30, 2002 from the corresponding period in 2001. Cash used for payments for acquisitions decreased by $1.7 billion during the nine months ended September 30, 2002 than in the corresponding period in 2001 primarily as a result of our acquisition of the AT&T Broadband systems in 2001.

FINANCING ACTIVITIES. Net cash provided by financing activities for the nine months ended September 30, 2002 and 2001 was $1.8 billion and $3.6 billion, respectively. For the nine months ended September 30, 2002, we received proceeds from the issuance of long-term debt and additional borrowings on our credit facilities of $3.3 billion, which was offset primarily by repayment of long-term debt of $1.5 billion. For the nine months ended September 30, 2001, we received proceeds from the issuance of long-term debt and additional borrowings on our credit facilities of $6.6 billion and proceeds from the issuance of common stock of $1.2 billion, which were offset primarily by repayment of long-term debt of $4.1 billion.

Financing activities provided $1.7 billion less cash during the nine months ended September 30, 2002 than in the corresponding period in 2001.

As of September 30, 2002 and December 31, 2001, long-term debt totaled approximately $18.5 billion and $16.3 billion, respectively. This debt was comprised of approximately $7.7 billion and $6.7 billion of bank debt, $9.4 billion and $8.3 billion of high-yield bonds and $1.4 billion and $1.4 billion of convertible debt at September 30, 2002 and December 31, 2001, respectively.

As of September 30, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 5.8% and 6.0%, respectively, the weighted average rate on the high-yield debt was approximately 10.2% and 10.1%, respectively, and the weighted average rate on the convertible debt was approximately 5.3%, resulting in a blended weighted average rate of 8.0% and 7.6%, respectively. Approximately 80.2% of our debt was effectively fixed including the effects of our interest rate agreements as of September 30, 2002 compared to approximately 81.9% at December 31, 2001. The fair value of our total fixed-rate debt was $6.4 billion and $9.5 billion at September 30, 2002 and December 31, 2001, respectively. The fair value of variable-rate debt was $6.4 billion and $6.7 billion at September 30, 2002 and December 31, 2001, respectively. The fair value of fixed-rate and variable-rate debt is based on quoted market prices.

In recent years, we have incurred significant additional debt to fund our capital expenditures and acquisitions. Traditionally, we have accessed the high-yield bond market as a source of capital for our growth. We believe that as a result of our significant level of debt, current market conditions and the October 28, 2002 downgrade of $18.3 billion of our then- outstanding debt by Moody's Investor Services, our access to that market does not exist at this time. Our significant amount of debt may adversely affect our ability to obtain financing in the future and react to changes in our business. Our credit facilities and other debt instruments contain various financial and operating covenants that could adversely impact our ability to operate our business, including restrictions on the ability of our operating subsidiaries to distribute cash to their parents. Additionally, if an event of default under the credit agreements of our subsidiaries were to occur, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could adversely impact our ability to operate our business and to make payments under our debt instruments. An event of default may in certain circumstances result in the acceleration of our debt under the related credit facility and may result in defaults under the agreements governing our other long-term indebtedness. If we need to raise additional capital through the issuance of equity, significant dilution to our shareholders could occur. See "- Certain Trends and Uncertainties."

We currently anticipate that we will have sufficient capital from operating revenues and access to our existing credit facilities to fund our operating costs, cash interest expense, required debt repayments and capital expenditures during 2002 and through 2003. Beginning 2004, assuming that we achieve projected increases in revenues and cash flows, we expect that cash flows from operations will fund our general corporate expenses, cash interest expense and capital expenditures. However, any projections about future capital needs and cash flows are subject to substantial uncertainty. See "Cautionary Statement Regarding Forward-Looking Statements" and "- Certain Trends and Uncertainties." While we do not currently have intentions to do so, we may explore from time to time opportunities to purchase our debt and equity securities either through open market transactions or a tender offer for outstanding securities.

CAPITAL EXPENDITURES

We have substantial ongoing capital expenditure requirements. We make capital expenditures primarily to upgrade, rebuild and expand our cable systems for the development of advanced products and services, and to deploy digital set-top terminals and cable modems. Upgrading our cable systems will enable us to offer an increasing variety of advanced products and services, including digital television, cable modem high-speed Internet access, video-on- demand, interactive services, additional channels and tiers, and expanded pay- per-view options to a larger customer base.

We made capital expenditures, excluding acquisitions of cable systems, of $1.7 billion and $2.2 billion for the nine months ended September 30, 2002 and 2001, respectively. The majority of the capital expenditures were related to our rebuild and upgrade program and purchases of digital set-top terminals and cable modems. These capital expenditures were funded primarily from cash flows from operations, the issuance of debt and borrowings under credit facilities.

In connection with our third quarter Form 10-Q, we have adopted capital expenditure disclosure guidance which was recently developed by eleven publicly traded cable system operators, including Charter, with the support of the National Cable & Telecommunications Association ("NCTA"). The new disclosure is intended to provide more consistency in the reporting of operating statistics in capital expenditures and customer relationships among peer companies in the cable industry. These disclosure guidelines are not required disclosure under generally accepted accounting principles ("GAAP"), nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2002 (dollars in thousands):

                                 Three Months Ended  Nine Months Ended
                                    September 30,     September 30,
                                         2002             2002
                                   ----------------  ---------------
Customer premise equipment (a)... $        215,601  $       698,524
Scalable infrastructure (b)......           59,246          178,097
Line extensions (c)..............           26,156           69,935
Upgrade/Rebuild (d)..............          213,870          557,860
Support capital (e)..............           69,966          194,434
                                   ----------------  ---------------
  Total capital expenditures..... $        584,839  $     1,698,850
                                   ================  ===============

  Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes connections to previously unserved residences in accordance with SFAS 51 and customer premise equipment (e.g., set- top terminals and cable modems, etc.).

  Scalable infrastructure includes costs, not customer premise equipment or network related, to secure growth of new customers, revenue units and additional bandwidth revenues or provide service enhancements (e.g., headend equipment).

  Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).

  Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.

  Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles).

We expect to spend approximately $2.35 billion in the aggregate during 2002 for upgrades, rebuilds, and normal recurring capital expenditures. The actual amount that we spend will depend on the level of growth in our advanced services customer base and in the delivery of other interactive services, as well as other factors such as the level of customer turnover and refurbishments. We may need additional capital if there is accelerated growth in advanced services customers or in the delivery of other interactive services for advanced products and services in our upgraded service areas or a need to upgrade other service areas ahead of schedule. Similarly, we may need additional capital if we experience a loss of subscribers or an increase in expenses. If we are not able to obtain such capital from increases in our operating cash flow, additional borrowings or other sources, we may not be able to fund any accelerated growth, offer advanced products and services or compete effectively. Consequently, our growth, financial condition and results of operations could suffer materially. See "Cautionary Statement Regarding Forward-Looking Statements" and "Certain Trends and Uncertainties."

The following table presents the current technological state of our cable systems as of September 30, 2002 and the anticipated progress of planned upgrades through 2003, based on the percentage of our customers who will have access to the bandwidths listed below and two-way capability:

	Less than 550 Megahertz	550 Megahertz to 660 Megahertz	750 Megahertz	870 Megahertz	Two-Way Capability
September 30, 2002 December 31, 2002 December 31, 2003	14.1% 9.4% 7.5%	7.8% 6.6% 5.4%	40.8% 42.2% 41.8%	37.3% 41.8% 45.2%	81.6% 83.0% 88.5%

Following the completion of our planned upgrades, we believe that the technological state of our cable systems will largely be sufficient, and we believe that further material upgrades will not be necessary in the near term.

INVESTING ACTIVITIES

HIGH SPEED ACCESS CORP. On February 28, 2002, CC Systems LLC, a subsidiary of Charter Communications, Inc., purchased from High Speed Access Corporation the contracts and associated assets, and assumed related liabilities, that serve our customers, including a customer contact center, a network operations center and provisioning software. At the closing, CC Systems paid $77.5 million in cash to High Speed Access and delivered 37,000 shares of High Speed Access Series D convertible preferred stock and all of the warrants to buy High Speed Access common stock owned by Charter Communications Holding Company. In addition, High Speed Access purchased 38,000 shares of its Series D Preferred Stock from Vulcan Ventures, an entity controlled by Mr. Allen, for $8.0 million. To secure indemnity claims against High Speed Access under the asset purchase agreement, $2.0 million of the purchase price was retained. Additional purchase price adjustments may be made as provided in the asset purchase agreement. Charter Communications Holding Company obtained a fairness opinion from a qualified investment-banking firm regarding the valuation of the assets purchased by CC Systems pursuant to the asset purchase agreement. Concurrently with the closing of the transaction, High Speed Access purchased all of its common stock held by Vulcan Ventures and certain of the agreements between our subsidiaries and High Speed Access were terminated. The results of operations of the acquired assets and assumed liabilities have been included in the consolidated financial statements from the date of acquisition.

ENSTAR LIMITED PARTNERSHIP SYSTEMS. In April 2002, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Holdings, completed the cash purchase of certain assets of Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar Cable of Macoupin County and Enstar IV/PBD Systems Venture, serving in the aggregate approximately 21,600 customers, for a total cash sale price of approximately $48.3 million. In September 2002, Charter Communications Entertainment I, LLC purchased all of Enstar Income Program II-1, L.P.'s Illinois cable television systems, serving approximately 6,400 customers, for a cash sale price of approximately $14.7 million. Enstar Communications Corporation, a direct subsidiary of Charter Communications Holding Company, is the general partner of the Enstar limited partnerships.

DIGEO. On September 28, 2002, we entered into an amendment to our Broadband Carriage Agreement with Digeo Interactive, LLC, a subsidiary of Digeo, Inc. This amendment supersedes the amendment previously entered into on September 27, 2001, and covers the development of future features to be included on the Basic iTV service provided by Digeo and Digeo's development of an interactive "toolkit" to enable us to develop interactive local content. Furthermore, we may request that Digeo manage local content for a fee. The amendment provides for us to pay for development of the Basic iTV service as well as license fees for customers who receive the service, and with us and Digeo to split certain revenues earned from the service.

We are now utilizing Digeo, Inc. to develop an advanced broadband media center for our customers. The anticipated media center will include an integrated set-top terminal that includes a cable converter, an industry standard high speed cable modem, and a digital video recording (DVR/PVR) hard drive with connectivity to other consumer electronics devices (such as stereos, MP3 players, and digital cameras) and capable of networking in the home with PC's and other computing devices. The DVR capability will enable customers to store video and audio files, and to pause, schedule, rewind and store television programs. We anticipate that TV-based Internet access will be a future enhancement to the media center rather than be launched as a separate product. We began an initial trial of the first version of advanced media center in the third quarter of 2002 in St. Louis. The development and usage fees for the advanced media center have not yet been negotiated. Messrs. Allen, Savoy and Vogel are directors of Digeo, Inc. Mr. Jerald Kent, our former Chief Executive Officer and director, served on the board of Digeo, Inc. Mr. Savoy serves on the compensation committee of Digeo, Inc. Each of Mr. Savoy and Mr. Carl Vogel, our current Chief Executive Officer and director, owns options to purchase 10,000 shares of Digeo, Inc. common stock.

FINANCING ACTIVITIES

As of September 30, 2002 and December 31, 2001, long-term debt totaled approximately $18.5 billion and $16.3 billion, respectively. This debt was comprised of approximately $7.7 billion and $6.7 billion of bank debt, $9.4 billion and $8.3 billion of high-yield bonds and $1.4 billion and $1.4 billion of convertible debt at September 30, 2002 and December 31, 2001, respectively. As of September 30, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 5.8% and 6.0%, respectively, the weighted average rate on the high-yield debt was approximately 10.2% and 10.1%, respectively, and the weighted average rate on the convertible debt was approximately 5.3%, resulting in a blended weighted average rate of 8.0% and 7.6%, respectively. Approximately 80.2% of our debt was effectively fixed including the effects of our interest rate agreements as of September 30, 2002 compared to approximately 81.9% as of December 31, 2001.

JANUARY 2002 CHARTER HOLDINGS NOTES. In January 2002, Charter Holdings and its subsidiary, Charter Communications Holding Capital Corporation, issued $1.1 billion in aggregate principal amount of senior notes and senior discount notes. The January 2002 Charter Holdings notes consisted of $350.0 million in aggregate principal amount of 9.625% senior notes due 2009, $300.0 million in aggregate principal amount of 10.000% senior notes due 2011 and $450.0 million in aggregate principal amount at maturity of 12.125% senior discount notes due 2012. The net proceeds of approximately $872.8 million were primarily used to repay a portion of the amounts outstanding under the revolving credit facilities of our subsidiaries.

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

As of September 30, 2002, $650.0 million of the January 2002 Charter Holdings 9.625% and 10.000% senior notes were outstanding, and the accreted value of the 12.125% senior discount notes was approximately $271.6 million.

CC VIII OPERATING CREDIT FACILITIES. The CC VIII Operating credit facilities were amended and restated on January 2, 2002 and provided for borrowings of up to $1.55 billion, which were reduced to $1.51 billion as of September 30, 2002, as described below. The CC VIII Operating credit facilities provide for three term facilities: two Term A facilities with a reduced current aggregate principal amount of $462.5 million, that continues reducing quarterly until they reach maturity in June 2007, and a Term B facility with a reduced current principal amount of $496.25 million, that continues reducing quarterly until it reaches maturity in February 2008. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the aggregate amount of $547.1 million, which reduce quarterly beginning in March 2002 and September 2005, respectively, with maturity dates in June 2007. At the option of the lenders, supplemental facilities in the amount of $300.0 million may be available. Amounts under the CC VIII Operating credit facilities bear interest at the base rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans and up to 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% is payable on the unborrowed balance of the revolving credit facilities.

As of September 30, 2002, outstanding borrowings were $1.2 billion, and unused availability was $315.9 million. In January 2002, we repaid $107.0 million under the revolving portion of the CC VIII Operating credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

CHARTER OPERATING CREDIT FACILITIES. The Charter Operating credit facilities were amended and restated on January 2, 2002 to provide for borrowings of up to $5.2 billion and provide for four term facilities: two Term A facilities with an aggregate principal amount of $1.11 billion that mature in September 2007, each with different amortization schedules, one beginning in June 2002 and one beginning in September 2005; and two Term B facilities with an aggregate principal amount of $2.74 billion, of which $1.84 billion matures in March 2008 and $895.5 million matures in September 2008. The Charter Operating credit facilities also provide for two revolving credit facilities, in an aggregate amount of $1.34 billion, which will reduce annually beginning in March 2004 and September 2005, with a maturity date in September 2007. At the option of the lenders, supplemental credit facilities in the amount of $100.0 million may be available. Amounts under the Charter Operating credit facilities bear interest at the Base Rate or the Eurodollar rate, as defined, plus a margin of up to 2.75% for Eurodollar loans and 1.75% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving credit facilities.

As of September 30, 2002, outstanding borrowings were approximately $4.8 billion and the unused availability was $407.9 million. In January 2002, we repaid $465.0 million under the revolving portion of the Charter Operating credit facilities with proceeds from the issuance of the January 2002 Charter Holdings notes.

CHARTER COMMUNICATIONS, INC. MIRROR CONVERTIBLE NOTES. Certain provisions of the Charter Communications, Inc. restated certificate of incorporation, as amended, and the Charter Communications Holding Company amended and restated limited liability company agreement effectively require that Charter Communications, Inc.'s investment in Charter Communications Holding Company replicate, on a "mirror" basis, Charter Communications, Inc.'s outstanding equity and debt structure. As a result of these coordinating provisions, whenever Charter Communications, Inc. issues equity or debt, Charter Communications, Inc. transfers the proceeds from such issuance to Charter Communications Holding Company, and Charter Communications Holding Company issues a "mirror" security to Charter Communications, Inc. that replicates the characteristics of the security issued by Charter Communications, Inc. As a result, in addition to its equity interest in common units of Charter Communications Holding Company, Charter Communications, Inc. also holds 100% of the mirror convertible notes, totaling $1.4 billion as of September 30, 2002 and December 31, 2001 of Charter Communications Holding Company that automatically convert into common membership units of Charter Communications Holding Company upon the conversion of any Charter Communications, Inc. convertible senior notes. Charter Communications, Inc. also holds 100% of the mirror preferred units, totaling $50.6 million as of September 30, 2002 and December 31, 2001 of Charter Communications Holding Company that automatically convert into common membership units upon the conversion of the Series A Convertible Redeemable Preferred Stock of Charter Communications, Inc. While the mirror securities represent a liability on the records of Charter Communications Holding Company, all of the accounts and balances of these mirror securities eliminate in consolidation and, therefore, do not increase the consolidated total amount of outstanding debt of Charter Communications, Inc.

CREDIT FACILITIES. The following table presents information relative to borrowing under our credit facilities as of September 30, 2002 (dollars in thousands):

                                                    Charter         CC VI      Falcon Cable      CC VIII
                                                   Operating      Operating    Communications   Operating        Total
                                                 -------------  -------------  -------------  -------------  -------------
Credit facilities outstanding ................. $   4,775,524  $     955,000  $     742,250  $   1,190,750  $   7,663,524
Other debt (1).................................       191,746             15            920          1,085        193,766
Intercompany debt (2) .........................       442,435         10,000        204,052             --        656,487
                                                 -------------  -------------  -------------  -------------  -------------

Total defined bank debt ....................... $   5,409,705  $     965,015  $     947,222  $   1,191,835  $   8,513,777
                                                 =============  =============  =============  =============  =============
Adjusted EBITDA (3)............................ $     321,386  $      43,180  $      71,425  $      77,837  $     513,828
                                                 =============  =============  =============  =============  =============
Leverage excluding Intercompany Debt (4).......          3.86           5.53           2.60           3.83           3.82
                                                 =============  =============  =============  =============  =============
Bank Compliance Leverage Ratio (5).............          4.21           5.59           3.32           3.83          N/A
                                                 =============  =============  =============  =============  =============
Maximum Allowable Leverage Ratio (6)...........          4.50           6.25           5.00           5.50          N/A
                                                 =============  =============  =============  =============  =============
Total Credit Facilities (7).................... $   5,183,472  $   1,200,000  $   1,330,987  $   1,506,612  $   9,221,071
                                                 =============  =============  =============  =============  =============
Potential Bank Availability (8)................ $     407,948  $     124,500  $     588,737  $     315,862  $   1,437,047
                                                 =============  =============  =============  =============  =============
Basic Customers................................     4,061,100        594,100      1,088,500        954,200      6,697,900
                                                 =============  =============  =============  =============  =============

  Includes other permitted bank level debt, capitalized leases and letters of credit, which are classified as debt by the respective credit facility agreements for the calculation of maximum allowable leverage. For Charter Operating, this includes the Renaissance Media Group LLC senior discount notes with an accreted value of $110.9 million as of September 30, 2002.

  Includes permitted intercompany loans between Charter Holdings or Charter Communications Holding Company to the respective bank group entities. These amounts eliminate in consolidation.

  Adjusted EBITDA represents the current quarter earnings (loss) before interest expense, depreciation and amortization, minority interest, option compensation expense, income tax expense and other noncash expenses. Adjusted EBITDA for Charter Operating and CC VIII Operating is also before corporate expenses. Adjusted EBITDA for each borrowing entity is presented in accordance with the related credit facilities agreement. Adjusted EBITDA is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA is generally considered to provide information regarding a company's ability to service indebtedness and it is included herein to provide additional information with respect to our ability to meet our future debt service requirements. Adjusted EBITDA is also one of the financial measures by which our covenants are calculated under our debt instruments.

  Leverage excluding Intercompany Debt represents the aggregate of the credit facility outstanding and other debt divided by Adjusted EBITDA, annualized.

  Bank Compliance Leverage Ratio represents total defined bank debt divided by Adjusted EBITDA, annualized and is the most restrictive of the financial covenants.

  Maximum Allowable Leverage Ratio represents the maximum leverage ratio allowed under the respective bank agreements.

  Total Credit Facilities represents the total borrowing capacity of the credit facility.

  Potential Bank Availability represents the Total Credit Facilities capacity less Credit Facilities Outstanding, adjusted for any limitations due to covenant restrictions. Based on our current financial position and quarterly results of operations, we are limited on borrowings by covenant restrictions of $17.9 million in Charter Operating and $107.4 million in Falcon Cable Communications. For Charter Operating and Falcon Cable Communications, full availability under its bank credit facilities would be accessible upon the contribution of at least $17.9 million and $107.4 million, respectively, of intercompany debt to equity. For CC VI Operating, additional availability under its bank credit facility would be accessible upon the contribution of $10.0 million of intercompany debt to equity, leaving $120.5 million unavailable based on covenant restrictions.

The maximum allowable leverage ratio declines over the term of each credit facility before becoming fixed until the credit facility matures as follows:

Charter Operating:	CC VI Operating:
4.50 through December 31, 2002	6.25 through June 30, 2003
4.25 through June 30, 2003	5.50 through June 30, 2004
4.00 thereafter until maturity	4.50 through June 30, 2005
4.00 thereafter until maturity

Falcon Cable Communications:	CC VIII Operating:
5.00 through June 29, 2003	5.50 through December 31, 2002
4.50 through June 29, 2004	4.75 through September 30, 2003
3.50 through June 29, 2005	4.00 thereafter until maturity
3.00 thereafter until maturity

Based upon outstanding indebtedness as of September 30, 2002, aggregate future principal payments on borrowings under our credit facilities as of September 30, 2002 are presented below (dollars in thousands). While current maturities of debt in 2002 are presented in the table below, current maturities are not presented on the balance sheet as we have the ability and intent to refinance the amounts due in 2002 with availability under the revolving portions of our credit facilities or with cash on hand.

              Charter         CC VI      Falcon Cable      CC VIII
             Operating      Operating    Communications   Operating        Total
           -------------  -------------  -------------  -------------  -------------
2002      $       8,264  $          --  $       1,250  $      13,750  $      23,264
2003             35,139         49,000          5,000         80,000        169,139
2004             35,833         71,500          5,000         80,000        192,333
2005            248,806         71,500          5,000        105,000        430,306
2006            913,176         94,000          5,000        201,277      1,213,453
Thereafter    3,534,306        669,000        721,000        710,723      5,635,029
           -------------  -------------  -------------  -------------  -------------
          $   4,775,524  $     955,000  $     742,250  $   1,190,750  $   7,663,524
           =============  =============  =============  =============  =============

The table below presents the aggregate future principal payments on outstanding borrowings under our credit facilities, assuming that the maximum available borrowings under such facilities were outstanding as of September 30, 2002 (dollars in thousands):

              Charter         CC VI      Falcon Cable      CC VIII
             Operating      Operating    Communications   Operating        Total
           -------------  -------------  -------------  -------------  -------------
2002      $       8,264  $          --  $       3,242  $      14,463  $      25,969
2003             35,139         49,000         18,470         84,276        186,885
2004             42,778        106,500         29,190         84,276        262,744
2005            513,333        124,000        169,925        215,000      1,022,258
2006          1,049,653        199,000        385,910        397,873      2,032,436
Thereafter    3,534,305        721,500        724,250        710,724      5,690,779
           -------------  -------------  -------------  -------------  -------------
          $   5,183,472  $   1,200,000  $   1,330,987  $   1,506,612  $   9,221,071
           =============  =============  =============  =============  =============

OUTLOOK

We expect revenue for the fourth quarter of 2002 to increase approximately 8% to 9% over fourth quarter 2001 results. Operating cash flow for the fourth quarter is expected to increase approximately 3% to 5% over the same prior year period results. Operating cash flow is defined as revenues less operating, selling, general and administrative, and corporate expenses. Advertising revenue is expected to be approximately $20 million less in the fourth quarter of 2002 than in 2001, primarily due to less advertising by programmers related to the support of new channels. Excluding advertising by programmers to support new channels, revenue growth in the fourth quarter is expected to be between 11% and 12% and operating cash flow is expected to grow between 9% and 10% over the prior year period. Growth in digital video and cable modem customers is expected to offset a decline in basic analog customers compared to actual December 31, 2001 customers. We expect to add approximately 300,000 revenue generating units, comprised of basic, digital, telephony and cable modem customers, in the fourth quarter of 2002. We expect to have video- on-demand service available to approximately 40% of our digital customers by the end of 2002. Voice-over Internet protocol telephony initiatives will continue to be developed and tested.

We expect 2002 annual revenue growth of between 11% and 12% and annual operating cash flow growth of between 9% and 10% as compared to pro forma 2001 results. The pro forma results reflect all significant acquisitions in 2001 and 2002, as if they were acquired on January 1, 2001. We expect to add a total of approximately 900,000 revenue generating units during 2002, despite the loss of basic analog customers. We plan to continue our system rebuilds and upgrades so that the majority of our customers have access to advanced service technology. We are considering opportunities to improve our overall ratio of customers to employees as we continue to complete our rebuild, to consolidate our headends and operating centers and to complete the conversion of our billing system in 2003. Annual capital expenditures for the year ended December 31, 2002 are expected to be $2.35 billion, down $125 million from original guidance of $2.475 billion.

Please see "Cautionary Statement Regarding Forward-Looking Statements" at the beginning of this Quarterly Report on Form 10-Q for important information regarding forward-looking statements.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report that could materially impact our business, results of operations and financial condition.

SUBSTANTIAL LEVERAGE/ADDITIONAL FINANCING. We and our subsidiaries have a significant amount of debt. As of September 30, 2002, our total debt was approximately $18.5 billion. Our long-term debt begins to mature in October 2005 when the first principal payment of $750.0 million will come due under our 5.75% convertible senior notes. If current debt levels increase, the related risks that we now face will intensify, including a potential further deterioration of our existing credit ratings. On October 28, 2002, $18.3 billion of our long term debt was downgraded by Moody's Investors Service. Moody's has initiated a review of the Company for a possible further downgrade. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. The recent downgrades of debt may impact our ability to obtain future financing for operations and to fund our planned capital expenditures for upgrading our cable systems. Traditionally, we have accessed the high-yield bond market as a source of capital for our growth. We believe, however, that our access to that market does not exist at this time in light of general economic conditions, our substantial leverage, the business condition of the cable, telecommunications and technology industry, our current credit rating and pending litigation and investigations. We have borrowing availability under our current credit facilities totaling $1.4 billion; however, if we fully utilize this availability and need to obtain additional financing, we may need to consider alternative sources of financing. Such financing in general or on terms favorable to us may be difficult to obtain given the uncertainty in the capital markets, especially in light of the price volatility in the cable, telecommunications and technology industries, and in particular, the recent downgrades of our debt by Moody's on October 28, 2002. If our business does not generate sufficient cash flow from operations, and sufficient future distributions are not available to us from borrowings under our credit facilities or from other sources of financing, we may not be able to repay our debt, to grow our business or to fund our other liquidity and capital needs. In addition, further deterioration of our existing credit rating could impede our ability to obtain additional commercial credit from vendors, either on favorable terms or at all, which could disrupt our day-to-day business operations. If we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, significant dilution to our shareholders could occur.

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
  enter into related party transactions unless certain conditions are met;
  dispose of assets or merge;
  incur additional debt;
  issue equity;
  repurchase or redeem equity interests and debt;
  grant liens; and
  pledge assets.

Furthermore, in accordance with our subsidiaries' credit facilities, a number of our subsidiaries are required to maintain specified financial ratios and meet financial tests. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the debt under the applicable agreement and in certain cases under other agreements governing our long-term indebtedness. Any default under our credit facilities or indentures governing our outstanding debt might adversely affect our growth, our financial condition and our results of operations and the ability to make payments on the Charter Communications, Inc. convertible senior notes and the public notes of our subsidiaries and the credit facilities of our subsidiaries.

ACCELERATION OF INDEBTEDNESS OF OUR SUBSIDIARIES. In the event of a default under our subsidiaries' credit facilities or public notes, our subsidiaries' creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, our subsidiaries' credit facilities and indentures will not permit our subsidiaries to distribute funds to Charter Communications Holding Company or Charter Communications, Inc. to pay interest or principal on the Charter Communications, Inc. convertible senior notes. If the amounts outstanding under such credit facilities or public notes are accelerated, all of our subsidiaries' debt and liabilities would be payable from our subsidiaries' assets, prior to any distribution of our subsidiaries' assets to pay the interest and principal amounts on the Charter Communications, Inc. convertible senior notes and we might not be able to repay or make any payments on the Charter Communications, Inc. convertible senior notes. Additionally, such a default would cause a cross-default in the indentures governing the Charter Holdings notes and the Charter Communications, Inc. convertible senior notes and would trigger the cross-default provision of the Charter Operating Credit Agreement. Any default under any of our subsidiaries' credit facilities or public notes might adversely affect the holders of the Charter Communications, Inc. convertible senior notes, our shareholders and our growth, financial condition and results of operations.

SECURITIES LITIGATION AND GOVERNMENT INVESTIGATIONS. As previously reported, during the last quarter, a number of federal class action lawsuits were filed against us alleging violations of securities laws. In addition, several class action lawsuits were filed in Delaware state court against us and certain of our directors and officers, and a derivative suit was filed in Missouri state court against us, our current directors and our former independent auditor. The Delaware class actions and the derivative suit each allege that the defendants breached their fiduciary duties. On August 16, 2002, with respect to its determination of customers, we announced our receipt of a grand jury subpoena from the United States Attorney's Office for the Eastern District of Missouri requesting documents. The investigation and subpoenas generally relate to our prior reports with respect to our determination of customers, and to various of our other accounting policies and practices, including our capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. We have been advised by the U.S. Attorney's Office that no member of the Board of Directors, including the Chief Executive Officer, is a target of the investigation. We are actively cooperating with the investigation. On November 4, 2002, we received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission concerning our prior reporting of our customers and policies and procedures relating to our disconnection of customers.

Due to the inherent uncertainties of litigation and investigations, we cannot accurately predict the ultimate outcome of these proceedings. However, these proceedings, and our actions in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management's attention, all of which could affect adversely the market price of our Class A common stock and our publicly- traded notes, as well as our ability to meet future operating and financial estimates and to execute our business and financial strategies.

COMPETITION. The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-standing relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain cross-ownership rules may further enhance the ability of certain of our competitors, either through access to financing, resources or efficiencies of scale.

In particular, we face competition within the subscription television industry, which includes providers of paid television service employing technologies other than cable, such as direct broadcast satellite, also known as DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing, has had an adverse impact on our ability to retain subscribers. In addition, a pending merger between the two largest DBS providers, if approved by regulators and consummated by the parties, would provide the surviving entity with increased resources and could further strengthen competition from this sector. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from broadcast companies distributing television broadcast signals without assessing a subscription fee and from other communications and entertainment media, including conventional radio broadcasting services, newspapers, movie theaters, the Internet, live sports events and home video products. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of "dial-up" and digital subscriber line technology, also known as DSL. Further loss of subscribers to DBS or other alternative video and data services could have a material negative impact on our business.

VARIABLE INTEREST RATES. At September 30, 2002, excluding the effects of hedging, approximately 41.5% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of September 30, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 5.8% and 6.0%, respectively, the weighted average rate on the high-yield was approximately 10.2% and 10.1%, respectively, and the weighted average rate on the convertible debt was approximately 5.3%, resulting in a blended weighted average rate of 8.0% and 7.6%, respectively. Approximately 80.2% of our debt was effectively fixed including the effects of our interest rate agreements as of September 30, 2002 compared to approximately 81.9% at December 31, 2001.

MANAGEMENT OF GROWTH. In the past, we experienced rapid growth that has placed and is expected to continue to place a significant strain on our management, operations and other resources. Our future success will depend in part on our ability to successfully integrate the operations acquired. The failure to implement management, operating or financial systems necessary to successfully integrate acquired operations or otherwise manage growth when and as needed could have a material adverse effect on our business, results of operations and financial condition.

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

SERVICES AND PRODUCTS; IMPROVEMENT OF CASH FLOW. We expect that a substantial portion of our future growth will be achieved through revenues from advanced products and services, such as high-speed cable modem, digital television, and other data services, digital services, and other new products and services that take advantage of cable's broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced products and services successfully to our customers or provide adequate customer service and these advanced products and services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. Further, as we complete the rebuilds of our systems, launch revenues will not provide a significant source of revenue. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology. Further, due to declining market conditions and slowing economic trends during the past year, we may not be able to achieve our planned levels of growth as these conditions, and events may negatively affect the demand for our additional services and products and spending by customers and advertisers.

CLASS A COMMON STOCK AND PUBLIC NOTES PRICE VOLATILITY. The market price of our Class A common stock and the publicly-traded notes issued by us and our subsidiaries has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of our debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; new regulatory legislation adopted in the United States; and any action taken or requirements imposed by Nasdaq if our Class A common stock trades below $1.00 per share for over 30 consecutive trading days.

In addition, the securities market in general, and the Nasdaq National Market and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our Class A common stock and our subsidiaries' public notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company's securities, and recently such purported class action lawsuits were filed against us. See Part II, Item 1 of this Quarterly Report.

ECONOMIC SLOWDOWN. It is difficult to assess the impact that the general economic slowdown will have on future operations. However, the economic slowdown has resulted and could continue to result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow, and also could affect our ability to collect accounts receivable and maintain customers. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

LONG-TERM INDEBTEDNESS - CHANGE OF CONTROL PAYMENTS. We may not have the ability to raise the funds necessary to fulfill our obligations under the Charter Communications, Inc. convertible senior notes or the public notes and credit facilities of our subsidiaries following a change of control. Under the indentures governing the Charter Communications, Inc. convertible senior notes, upon the occurrence of specified change of control events, including certain specified dispositions of our stock by Mr. Allen, we are required to offer to repurchase all of the outstanding Charter Communications, Inc. convertible senior notes. However, we may not have sufficient funds at the time of the change of control event to make the required repurchase of the Charter Communications, Inc. convertible senior notes and our subsidiaries are limited in their ability to make distributions or other payments to us to fund any required repurchase. In addition, a change of control under our subsidiaries' credit facilities and indentures governing their public notes would require the repayment of borrowings under those credit facilities and indentures. Because such credit facilities and public notes are obligations of our subsidiaries, the credit facilities and the public notes would have to be repaid by our subsidiaries before their assets could be available to us to repurchase the Charter Communications, Inc. convertible senior notes. Our failure to make or complete a change of control offer would place us in default under the Charter Communications, Inc. convertible senior notes. The failure of our subsidiaries to make a change of control offer to repay the amounts outstanding under their credit facilities would place them in default of these agreements and could result in a default under the indentures governing the Charter Communications, Inc. convertible senior notes.

REGULATION AND LEGISLATION. Cable systems are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the Federal Communications Commission were to require cable systems to carry both the analog and digital versions of local broadcast signals or multiple channels added by digital broadcasters. The Federal Communications Commission is currently conducting a proceeding in which it is considering this channel usage possibility, although it recently issued a tentative decision against such dual carriage. In addition, the carriage of new high-definition broadcast and satellite programming services over the next few years may consume significant amounts of system capacity without contributing to proportionate increases in system revenue.

There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Multiple federal courts have now struck down open- access requirements imposed by several different franchising authorities as unlawful. In March 2002, the Federal Communications Commission officially classified cable's provision of high-speed Internet service in a manner that makes open access requirements unlikely. At the same time, the Federal Communications Commission initiated a rulemaking proceeding that leaves open the possibility that the Commission may assert regulatory control in the future. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

We are exposed to various market risks, including fluctuations in interest rates. We use interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of our subsidiaries. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals through 2007, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. Interest rate risk management agreements are not held or issued for speculative or trading purposes.

As of September 30, 2002 and December 31, 2001, long-term debt totaled approximately $18.5 billion and $16.3 billion, respectively. This debt was comprised of approximately $7.7 billion and $6.7 billion of debt under our subsidiaries' credit facilities, $9.4 billion and $8.3 billion of high-yield debt and approximately $1.4 billion and $1.4 billion of debt related to our convertible senior notes at September 30, 2002 and December 31, 2001, respectively.

As of September 30, 2002 and December 31, 2001, the weighted average rate on the bank debt was approximately 5.8% and 6.0%, respectively, the weighted average rate on the high-yield debt was approximately 10.2% and 10.1%, respectively, and the weighted average rate on the convertible debt was approximately 5.3%, resulting in a blended weighted average rate of 8.0% and 7.6%, respectively. Approximately 80.2% of our debt was effectively fixed including the effects of our interest rate agreements as of September 30, 2002 compared to approximately 81.9% at December 31, 2001. The fair value of our total fixed-rate debt was $6.4 billion and $9.5 billion at September 30, 2002 and December 31, 2001, respectively. The fair value of fixed-rate debt is based on quoted market prices. The fair value of variable-rate debt was $6.4 billion and $6.7 billion at September 30, 2002 and December 31, 2001, respectively.

We have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those, which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, derivative gains and losses are offset against related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three and nine months ended September 30, 2002, other expense includes gains of $2.5 million and losses of $2.6 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. For the three and nine months ended September 30, 2001, other expense included gains of $2.1 million and losses of $2.2 million, respectively. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss on the accompanying consolidated balance sheets. As of September 30, 2002 and 2001, a loss of $69.7 million and $41.3 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings or losses.

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." However, we believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as other income or expense. For the three and nine months ended September 30, 2002, we recorded other expense of $78.7 million and $103.2 million, respectively, for interest rate derivative instruments not designated as hedges. For the three and nine months ended September 30, 2001, we recorded other expense of $70.9 million and $84.2 million (including $23.9 million in the nine months ended September 30, 2001 for the loss on cumulative effect of adopting SFAS No. 133), respectively, for interest rate derivative instruments not designated as hedges.

As of September 30, 2002 and December 31, 2001, we had outstanding $3.6 billion and $3.3 billion, and $520.0 million and $520.0 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.

We do not hold collateral for these instruments and are therefore subject to credit loss in the event of nonperformance by the counter parties to the interest rate agreements. However we do not anticipate nonperformance by the counter parties to the interest rate agreements.

JANUARY 2002 CHARTER HOLDINGS NOTES. In January 2002, Charter Holdings and Charter Capital issued senior notes with an aggregate principal amount at maturity of $1.1 billion. The January 2002 Charter Holdings notes are comprised of $350.0 million 9.625% senior notes due 2009, $300.0 million 10.000% senior notes due 2011, and $450.0 principal amount at maturity of 12.125% senior discount notes due 2012. The net proceeds of approximately $872.8 million were primarily used to repay a portion of the amounts outstanding under the revolving credit facilities of our subsidiaries.

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

ITEM 4. CONTROLS AND PROCEDURES.

Within 90 days prior to the filing date of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

It should be noted that our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by improper override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

SECURITIES CLASS ACTIONS AND DERIVATIVE SUIT. During the last quarter, fourteen putative class action lawsuits (the "Federal Class Actions") have been filed against us and certain of our former and present officers and directors in various jurisdictions on behalf of all purchasers of our securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that we utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning our operations and prospects. In October 2002, we filed a motion with the Judicial Panel on Multidistrict Litigation to transfer the Federal Class Actions to a single forum. We anticipate that the Federal Class Actions will be consolidated into a single class action in a single jurisdiction.

Since June 30, 2002, the following federal class action suits were filed:

In the District Court for the Eastern District of Missouri

    Carmen Rodriguez, on behalf of herself and all others similarly situated, v. Charter Communications, Inc., Jerald L. Kent, Carl E. Vogel and Kent D. Kalkwarf, filed on August 5, 2002;

    Andrew Budman and Krupa Budman, together and on behalf of all others similarly situated, v. Charter Communications, Inc., Paul G. Allen, Jerald L. Kent and Carl Vogel, filed on August 7, 2002;

    Jill D. Martin, on behalf of herself and all others similarly situated, v. Charter Communications, Inc., Jerald L. Kent, Carl E. Vogel and Kent D. Kalkwarf, filed on August 9, 2002;

    James L. Gessford, on behalf of himself and all others similarly situated, v. Charter Communications, Inc., Jerald L. Kent, Carl E. Vogel and Kent D. Kalkwarf, filed on August 13, 2002;

    Lee Posner, on behalf of himself and all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on September 9, 2002;

    Laurence Balfus, on behalf of himself and all others similarly situated, v. Charter Communications, Inc., Paul Allen, Jerald L. Kent, Carl E. Vogel and Kent Kalkwarf, filed on September 12, 2002;

    John Dortch, on behalf of himself and all others similarly situated, v. Charter Communications, Inc., Jerald L. Kent, Carl E. Vogel and Kent D. Kalkwarf, filed on September 12, 2002; and

    Stoneridge Investment Partners LLC, by itself and on behalf of all others similarly situated, v. Charter Communications, Inc., Paul G. Allen, Jerald L. Kent, Carl E. Vogel and Kent Kalkwarf, filed on September 30, 2002

In the District Court for the Central District of California

    Mytien Ngo, individually and on behalf of all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on July 31, 2002;

    David Birnbaum, individually and on behalf of all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on August 6, 2002;

    Fred B. Storey, individually and on behalf of all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on August 12, 2002; and

    Patricia Morrow, individually and on behalf of all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on August 13, 2002

In the District Court for the Southern District of Illinois

    George Pike, for himself and on behalf of all others similarly situated, v. Charter Communications, Inc., Paul G. Allen, Jerald L. Kent and Carl E. Vogel, filed on August 15, 2002

In the District Court for the District of Columbia

    Evelyn Gadol, individually and on behalf of all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on August 27, 2002

Separately, on September 12, 2002, a shareholders derivative suit (the "Derivative Action") was filed by Kenneth Stacey in Missouri state court against us and our current directors, as well as Arthur Andersen, LLP, our former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on our behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions and the Derivative Action, six putative class action lawsuits have been filed against us and certain of our current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of our securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction has been presented.

Since June 30, 2002, the following Delaware class action lawsuits were filed:

    Eleanor Leonard, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 12, 2002;

    Helene Giarraputo, on behalf of herself and all others similarly situated, v. Paul G. Allen, Carl E. Vogel, Marc B. Nathanson, Ronald L. Nelson, Nancy B. Peretsman, William Savoy, John H. Tory, Larry W. Wangberg, and Charter Communications, Inc., filed on August 13, 2002;

    Ronald D. Wells, Whitney Counsil and Manny Varghese, on behalf of themselves and all others similarly situated, v. Charter Communications, Inc., Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, filed on August 13, 2002;

    Gilbert Herman, on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 14, 2002;

    Stephen Noteboom, on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 16, 2002; and

    John Fillmore on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on October 18, 2002.

The lawsuits discussed in this section are each in preliminary stages and no dispositive motions have been filed. We intend to vigorously defend the lawsuits.

GOVERNMENT INVESTIGATIONS. Since the filing of the first civil class action lawsuit on July 31, 2002, we have received grand jury subpoenas from the United States Attorney's Office for the Eastern District of Missouri. The investigation and subpoenas generally relate to our prior reports with respect to our determination of our customers, and to various of our other accounting policies and practices, including our capitalization of certain expenses and dealings with certain vendors, including programmers and set-top terminal suppliers. We have been advised by the U.S. Attorney's Office that no member of the Board of Directors, including the Chief Executive Officer, is a target of the investigation. We are actively cooperating with the investigation. On November 4, 2002, we received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission concerning our prior reporting of our customers and policies and procedures relating to our disconnection of customers. The Staff requested that we voluntarily provide certain documents. We intend to cooperate with the SEC Staff and to provide documents in response to the inquiry.

We are generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of our Bylaws and (where applicable) such individual defendants' employment agreements.

FEDERAL COMMUNICATIONS COMMISSION RULING. In March 2002, the Federal Communications Commission ruled that Internet access service provided by cable operators was not subject to franchise fees assessed by local franchising authorities. A number of local franchise authorities and Internet service providers have appealed this decision. The matter is expected to be argued in early 2003. As a result of this ruling, we have stopped collecting franchise fees for cable modem service.

In addition to the matters set forth above, we are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information regarding the Annual Meeting of Shareholders held on July 23, 2002 was previously reported in the Company's Form 10-Q for the second quarter of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8- K.

  EXHIBITS

Exhibit Number	Description of Document

3.1(a)

  Restated Certificate of Incorporation of Charter Communications, Inc. (Originally incorporated July 22, 1999) (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333- 83887)).

3.1(b)

  Certificate of Amendment of Restated Certificate of Incorporation of Charter Communications, Inc. filed May 10, 2001 (Incorporated by reference to Exhibit 3.1(b) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 29, 2002 (File No. 000- 27927)).

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

  * filed herewith

  REPORTS ON FORM 8-K

On July 24, 2002, the registrant filed a current report on Form 8-K dated July 23, 2002 to report the issuance of a press release relating to its annual shareholders meeting.

On August 6, 2002, the registrant filed a current report on Form 8-K dated August 6, 2002 to report 2002 second quarter financial results and to announce the filing of a purported class action lawsuit against the registrant.

On August 14, 2002, the registrant filed a current report on Form 8-K dated August 14, 2002 to announce the filing of class action lawsuits against the registrant.

On August 14, 2002, the registrant filed a current report on Form 8-K dated August 14, 2002 to file its CEO and CFO Statements Under Oath.

On August 16, 2002, the registrant filed a current report on Form 8-K dated August 16, 2002 to announce it had received a grand jury subpoena from the United States District Attorney's Office for the Eastern District of Missouri.

On October 1, 2002, the registrant filed a current report on Form 8-K dated October 1, 2002 to announce its projected operating cash flow and revenue expectations for third quarter 2002.

On October 22, 2002, the registrant filed a current report on Form 8-K dated October 22, 2002 to announce that David G. Barford, Executive Vice President and Chief Operating Officer, went on paid leave status.

On October 23, 2002, the registrant filed a current report on Form 8-K dated October 22, 2002 to respond to speculation resulting from an earlier press release dated October 22, 2002.

On October 25, 2002, the registrant filed a current report on Form 8-K dated October 24, 2002 to report the issuance of a press release relating to a confidential conference call with its credit facility lenders in which preliminary information on third quarter 2002 revenue, cash flow and revenue generating unit growth was discussed.

On November 5, 2002, the registrant filed a current report on Form 8-K dated November 5, 2002 to report 2002 third quarter financial results.

On November 15, 2002, the registrant filed a current report on Form 8-K dated November 15, 2002 to announce it had filed with the Securities and Exchange Commission (SEC) a five day extension in which to file the third quarter Form 10-Q reports for itself and its subsidiaries Charter Communications Holdings, LLC; CC V Holdings, LLC (Avalon Cable) and Renaissance Media Group LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC., Registrant

Dated: November 19, 2002

By: /s/ KENT D. KALKWARF Name: Kent D. Kalkwarf Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ PAUL E. MARTIN Name: Paul E. Martin Title: Senior Vice President and Corporate Controller (Principal Accounting Officer)

CERTIFICATIONS

Certification of Chief Executive Officer

I, Carl E. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Charter Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Carl E. Vogel
Carl E. Vogel
Chief Executive Officer

Certification of Chief Financial Officer

I, Kent D. Kalkwarf, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Charter Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Kent D. Kalkwarf
Kent D. Kalkwarf
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(a)

Restated Certificate of Incorporation of Charter Communications, Inc. (Originally incorporated July 22, 1999) (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333- 83887)).

3.1(b)

Certificate of Amendment of Restated Certificate of Incorporation of Charter Communications, Inc. filed May 10, 2001 (Incorporated by reference to Exhibit 3.1(b) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 29, 2002 (File No. 000- 27927)).

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