Form 10-Q
period 2003-03-31
CHARTER COMMUNICATIONS INC /MO/
filed 2003-05-14
CIK 1091667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

   (Mark One)

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

      | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________TO _________

                        COMMISSION FILE NUMBER: 000-27927

                          [CHARTER COMMUNICATIONS LOGO]

                          CHARTER COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 43-1857213
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

                             12405 POWERSCOURT DRIVE
                            ST. LOUIS, MISSOURI 63131
           (Address of principal executive offices including zip code)

                                 (314) 965-0555
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO | |

      Number of shares of Class A common stock outstanding as of May 12, 2003:
      294,527,595

      Number of shares of Class B common stock outstanding as of May 12, 2003:
      50,000

                          [CHARTER COMMUNICATIONS LOGO]

                          CHARTER COMMUNICATIONS, INC.
        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I. FINANCIAL INFORMATION

      Item 1.    Independent Accountant's Review Report.................................................        4
                 Financial Statements - Charter Communications, Inc. and Subsidiaries
                 Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.................        5
                 Consolidated Statements of Operations for the three months ended March 31, 2003........        6
                 Consolidated Statements of Cash Flows for the three months ended March 31, 2003........        7
                 Notes to Consolidated Financial Statements.............................................        8

      Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..       21

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................       40

      Item 4.    Controls and Procedures................................................................       40

PART II. OTHER INFORMATION

      Item 1.    Legal Proceedings......................................................................       42

      Item 2.    Changes in Securities and Use of Proceeds..............................................       45

      Item 3.    Defaults Upon Senior Securities........................................................       45

      Item 6.    Exhibits and Reports on Form 8-K.......................................................       45

SIGNATURES .............................................................................................       47

CERTIFICATIONS .......................................................................................         48

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in the "Liquidity and Capital Resources" section under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described under "Certain Trends and Uncertainties" under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the SEC, and include, but are not limited to:

      - our ability to sustain and grow revenues and cash flows from operating activities by offering video and data services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

      - our ability to comply with all covenants in our credit facilities and indentures, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross default provisions;

      - availability of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash from operations, further borrowings or other sources;

      - any adverse consequences arising out of the recent restatement of our financial statements;

      - the results of the pending grand jury investigation by the United States Attorney's Office for the Eastern District of Missouri, the pending SEC investigation and the putative class action and derivative shareholders litigation against us;

      - the cost and availability of funding to refinance the existing debt that becomes due commencing in 2005;

      -     our ability to achieve free cash flow;

      -     our ability to obtain programming at reasonable prices;

      - general business conditions, economic uncertainty or slowdown and potential international conflict;

      - the impact of any armed conflict, including loss of customers in areas with large numbers of military personnel; and

      -     the effects of governmental regulation on our business.

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

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Charter Communications, Inc.:

We have reviewed the accompanying interim consolidated balance sheet of Charter Communications, Inc., and subsidiaries as of March 31, 2003, and the related consolidated statements of operations and cash flows for the three-month period ended March 31, 2003 and 2002. These interim consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the interim consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets."

As discussed in Note 16 to the interim consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."


/s/ KPMG LLP

St. Louis, Missouri
May 14, 2003

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                    UNAUDITED

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2003             2002 *
                                                                                     --------         --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                          $    446         $    321
  Accounts receivable, less allowance for doubtful accounts of
     $18 and $19, respectively                                                            233              259
  Receivables from related party                                                           --                8
  Prepaid expenses and other current assets                                                46               45
                                                                                     --------         --------
       Total current assets                                                               725              633
                                                                                     --------         --------

INVESTMENT IN CABLE PROPERTIES:
  Property, plant and equipment, net of accumulated
     depreciation of $2,998 and $2,634, respectively                                    7,408            7,679
  Franchises, net of accumulated amortization
     of $3,454 and $3,452, respectively                                                13,725           13,727
                                                                                     --------         --------
        Total investment in cable properties, net                                      21,133           21,406
                                                                                     --------         --------

OTHER ASSETS                                                                              337              345
                                                                                     --------         --------

        Total assets                                                                 $ 22,195         $ 22,384
                                                                                     ========         ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                              $  1,253         $  1,405
                                                                                     --------         --------
        Total current liabilities                                                       1,253            1,405
                                                                                     --------         --------

LONG-TERM DEBT                                                                         18,961           18,671
                                                                                     --------         --------
DEFERRED MANAGEMENT FEES - RELATED PARTY                                                   14               14
                                                                                     --------         --------
OTHER LONG-TERM LIABILITIES                                                             1,181            1,177
                                                                                     --------         --------
MINORITY INTEREST                                                                         869            1,025
                                                                                     --------         --------
PREFERRED STOCK - REDEEMABLE; $.001 par value; 1 million
   shares authorized; 545,259 and 505,664 shares issued and outstanding,
   respectively                                                                            55               51
                                                                                     --------         --------

SHAREHOLDERS' EQUITY (DEFICIT):
  Class A Common stock; $.001 par value; 1.75 billion shares authorized;
      294,527,595 and 294,620,408 shares issued and outstanding, respectively              --               --
  Class B Common stock; $.001 par value; 750 million
      shares authorized; 50,000 shares issued and outstanding                              --               --
Preferred stock; $.001 par value; 250 million shares
       authorized; no non-redeemable shares issued and outstanding                         --               --
Additional paid-in capital                                                              4,697            4,697
Accumulated deficit                                                                    (4,791)          (4,609)
Accumulated other comprehensive loss                                                      (44)             (47)
                                                                                     --------         --------

      Total shareholders' equity (deficit)                                               (138)              41
                                                                                     --------         --------

      Total liabilities and shareholders' equity (deficit)                           $ 22,195         $ 22,384
                                                                                     ========         ========

      * Agrees with the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

          See accompanying notes to consolidated financial statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                    UNAUDITED

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                   -----------------------------------
                                                                                      2003                  2002
                                                                                   -------------         -------------
                                                                                                          (RESTATED)
REVENUES                                                                           $       1,178         $       1,074

COSTS AND EXPENSES:
  Operating (excluding depreciation and amortization and
       other items listed below)                                                             485                   426
  Selling, general and administrative                                                        235                   222
  Depreciation and amortization                                                              370                   326
  Option compensation expense, net                                                            --                     2
  Special charges, net                                                                         2                     1
                                                                                   -------------         -------------

                                                                                           1,092                   977
                                                                                   -------------         -------------

       Income from operations                                                                 86                    97

OTHER INCOME (EXPENSE):
  Interest expense, net                                                                     (390)                 (362)
  Other, net                                                                                   3                    31
                                                                                   -------------         -------------

                                                                                            (387)                 (331)
                                                                                   -------------         -------------

       Loss before minority interest, income taxes and cumulative effect of
         accounting change                                                                  (301)                 (234)

MINORITY INTEREST                                                                            160                   124
                                                                                   -------------         -------------

       Loss before income taxes and cumulative effect of accounting change                  (141)                 (110)

INCOME TAX EXPENSE                                                                           (40)                   --
                                                                                   -------------         -------------

      Loss before cumulative effect of accounting change                                    (181)                 (110)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                                            --                  (206)
                                                                                   -------------         -------------

       Net loss                                                                             (181)                 (316)

       Dividends on preferred stock - redeemable                                              (1)                   (1)
                                                                                   -------------         -------------

       Net loss applicable to common stock                                         $        (182)        $        (317)
                                                                                   =============         =============

LOSS PER COMMON SHARE, basic and diluted                                           $       (0.62)        $       (1.08)
                                                                                   =============         =============

Weighted average common shares outstanding, basic and diluted                        294,466,137           294,394,939
                                                                                   =============         =============

          See accompanying notes to consolidated financial statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                    UNAUDITED

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                        ---------------------
                                                                                         2003            2002
                                                                                        -----         -------
                                                                                                     (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $(181)        $  (316)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Minority interest                                                                    (160)           (124)
    Depreciation and amortization                                                         370             326
    Noncash interest expense                                                              106              94
    Gain on derivative instruments and hedging activities, net                            (14)            (33)
    Deferred income taxes                                                                  40              --
    Cumulative effect of accounting change                                                 --             206
    Other, net                                                                             11               4
  Changes in operating assets and liabilities, net of effects from acquisitions:
    Accounts receivable                                                                    26              64
    Prepaid expenses and other assets                                                      (3)             (3)
    Accounts payable and accrued expenses                                                 (41)           (114)
    Receivables from and payables to related party, including deferred
       management fees                                                                      8              (2)
                                                                                        -----         -------

       Net cash flows from operating activities                                           162             102
                                                                                        -----         -------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchases of property, plant and equipment                                             (104)           (435)
  Change in accounts payable and accrued expenses related to capital                     (124)            (87)
       expenditures
  Payments for acquisitions, net of cash acquired                                          --             (78)
  Purchases of investments                                                                 (3)             (4)
                                                                                        -----         -------

       Net cash flows from investing activities                                          (231)           (604)
                                                                                        -----         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt                                                            346           1,868
  Repayments of long-term debt                                                           (152)         (1,311)
  Payments for debt issuance costs                                                         --             (40)
                                                                                        -----         -------

       Net cash flows from financing activities                                           194             517
                                                                                        -----         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 125              15
CASH AND CASH EQUIVALENTS, beginning of period                                            321               2
                                                                                        -----         -------

CASH AND CASH EQUIVALENTS, end of period                                                $ 446         $    17
                                                                                        =====         =======

CASH PAID FOR INTEREST                                                                  $ 160         $   144
                                                                                        =====         =======

          See accompanying notes to consolidated financial statements.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION

Charter Communications, Inc. (Charter) is a holding company whose primary asset at March 31, 2003 is a 46.5% controlling common equity interest in Charter Communications Holding Company, LLC (Charter Holdco), which, in turn, is the sole owner of Charter Communications Holdings, LLC (Charter Holdings). Charter, Charter Holdco, Charter Holdings and its subsidiaries are collectively referred to herein as the "Company." The Company owns and operates cable systems that provide a full range of video, data, telephony and other advanced broadband services. The Company also provides commercial high-speed data, video, telephony and Internet services as well as advertising sales and production services.

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

Reclassifications

Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

3. LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses of $181 million and $316 million for the three months ended March 31, 2003 and 2002, respectively. The Company's net cash flows from operating activities were $162 million and $102 million for the three months ended March 31, 2003 and 2002, respectively. In addition, the Company has historically required significant cash to fund capital expenditures. Historically, the Company has funded capital requirements through cash flows from operating activities, borrowings under the credit facilities of the Company's subsidiaries, and by issuances of debt and equity securities. The mix of funding sources changes from period to period, but for the three months ended March 31, 2003, approximately 70% of the Company's capital funding requirements were from cash flows from operating activities and approximately 30% was from borrowings under the credit facilities of the Company's subsidiaries. For the three months ended March 31, 2003, the Company increased its borrowings under its subsidiaries' credit facilities by $194 million and increased cash on hand by $125 million.

The Company expects that cash on hand, cash flows from operating activities and the funds available under the bank facilities and borrowings under the Vulcan Inc. commitment described below will be adequate to meet its 2003 cash needs. However, the bank facilities are subject to certain restrictive covenants, portions of which are subject to the operating results of the Company's subsidiaries. The Company's 2003 operating plan anticipates maintaining compliance with these covenants. If the Company's actual operating results do not maintain compliance with these covenants, or if other events of noncompliance occur, funding under the bank facilities may not be available and defaults on some or potentially all debt obligations could occur. In addition, no assurances can be given that the Company may not experience liquidity problems because of adverse market conditions or other unfavorable events or if the Company does not obtain sufficient additional financing on a

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

timely basis. In that regard, effective April 14, 2003, the Company's subsidiary entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen. Pursuant to the letter, Vulcan Inc. agreed to lend, or cause an affiliate to lend, initially to Charter Communications VII, LLC an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit, subject to negotiation and execution of definitive documentation. The facility does not commit any party to provide funding to the Company. Under certain circumstances, the Company could utilize (or cause a subsidiary to utilize) the facility to provide funding to the Company to the extent necessary to comply with leverage ratio covenants of its subsidiary's credit facilities in future quarters. However, there can be no assurance that the Company or its subsidiary will have the ability to do so or will choose to do so.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco only if, at the time of distribution, Charter Holdings can meet a leverage ratio of 8.75 to 1.0, there is no default under the indentures and other specified tests are met. Charter Communications Holdings did not meet that leverage ratio for the quarter ended March 31, 2003. The indenture governing the Charter Holdings notes does not prohibit Charter Holdings and its subsidiaries from making payments on its and their outstanding unsubordinated intercompany debt to Charter Holdco, which had an aggregate principal amount of approximately $52 million as of March 31, 2003. That amount is only sufficient to enable Charter to make interest payments on its convertible senior notes through December, 2003, and is not sufficient to enable Charter to make interest payments beginning in April, 2004 or to repay all or any portion of its convertible senior notes at maturity.

Accordingly, Charter will not be able to make interest payments beginning in April, 2004, or principal payments at maturity in 2005 and 2006, with respect to its convertible senior notes unless it can obtain additional financing or it receives distributions or other payments from its subsidiaries.

The Company's long-term financing structure as of March 31, 2003 includes $8.0 billion of credit facility debt, $9.6 billion of high-yield debt and $1.4 billion of convertible subordinated debentures. Approximately $194 million of this financing matures during 2003 and the Company expects to fund this through availability under its credit facilities and cash on hand. Note 7 summarizes the Company's current availability under its credit facilities and its long-term debt.

4. RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS

As discussed in the Company's 2002 Form 10-K, the Company identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and
(vii) other adjustments. These adjustments have been reflected in the accompanying consolidated financial statements and reduced revenues for the three months ended March 31, 2002 by $4 million. The Company's consolidated net loss increased by $142 million for the three months ended March 31, 2002. In addition, as a result of certain of these adjustments, the Company's statement of cash flows for the three months ended March 31, 2002 has been restated. Cash flows from operating activities for the three months ended March 31, 2002 increased by $56 million. The more significant categories of adjustments relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $2 million for the three months ended March 31, 2002. The corresponding amortization of such deferred amounts reduced programming expenses by $12 million for the three months ended March 31, 2002.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $2 million for the three months ended March 31, 2002. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of the Company's rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $1 million for the three months ended March 31, 2002.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $9 million for the three months ended March 31, 2002. The Company discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, the Company initiated a three-year program to replace and upgrade a substantial portion of its network. In connection with this plan, the Company assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that $1 billion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. The Company also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise costs by $627 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $120 million for the three months ended March 31, 2002.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $1.4 billion with a corresponding increase in deferred tax liabilities of $1.2 billion. The balance of the entry was recorded to equity and minority interest. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of the Company's rebuild and upgrade of its network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by $627 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the cumulative effect of accounting change recorded upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 by $199 million before minority interest and tax effects for the three months ended March 31, 2002.

Other Adjustments. In addition to the items described above, other adjustments of expenses include additional amounts charged to special charges related to the 2001 restructuring plan, certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is an increase of $2 million for the three months ended March 31, 2002.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following tables summarize the effects of the adjustments on the consolidated statements of operations and cash flows for the three-month period ended March 31, 2002 (dollars in millions, except share data).

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                 THREE MONTHS ENDED
                                                                                   MARCH 31, 2002
                                                                          ---------------------------------
                                                                          AS PREVIOUSLY
                                                                            REPORTED               RESTATED
                                                                          -------------            --------
      Revenue                                                             $ 1,078                   $ 1,074
      Income (loss) from operations                                           (38)                       97
      Minority interest                                                       197                       124
      Cumulative effect of accounting change, net of tax                       --                      (206)
      Net loss applicable to common stock                                    (175)                     (317)
      Loss per common share                                                 (0.59)                    (1.08)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 THREE MONTHS ENDED
                                                                                   MARCH 31, 2002
                                                                          ---------------------------------
                                                                          AS PREVIOUSLY
                                                                            REPORTED               RESTATED
                                                                          -------------            --------
      Net cash flows from operating activities                            $    46                   $   102
      Net cash flows from investing activities                               (553)                     (604)
      Net cash flows from financing activities                                522                       517

5. FRANCHISES AND GOODWILL

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraiser perform valuations of its franchises as of January 1, 2002. Based on the guidance prescribed in Emerging Issues Task Force (EITF) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clusters of the Company's cable systems, which management believes represents the highest and best use of those assets. Fair value was determined based on estimated discounted future cash flows using reasonable and appropriate assumptions that are consistent with internal forecasts. As a result, the Company determined that franchises were impaired and recorded the cumulative effect of a change in accounting principle of $206 million (approximately $572 million before minority interest effects of $306 million and tax effects of $60 million). The effect of adoption was to increase net loss and loss per share by $206 million and $0.70, respectively. SFAS No. 142 does not permit the recognition of the customer relationship asset not previously recognized. Accordingly, the impairment included approximately $373 million before minority interest and tax effects attributable to customer relationship values as of January 1, 2002.

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

The effect of the adoption of SFAS No. 142 as of March 31, 2003 and December 31, 2002 is presented in the

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

following table (dollars in millions):

                                           MARCH 31, 2003                                DECEMBER 31, 2002
                              ---------------------------------------         ---------------------------------------
                               GROSS                           NET            GROSS                            NET
                             CARRYING        ACCUMULATED     CARRYING        CARRYING       ACCUMULATED      CARRYING
                              AMOUNT        AMORTIZATION      AMOUNT          AMOUNT       AMORTIZATION       AMOUNT
                             --------       ------------     --------        --------      ------------      --------
INDEFINITE-LIVED
INTANGIBLE ASSETS:
   Franchise with
     indefinite lives         $17,076         $ 3,428         $13,648         $17,076         $ 3,428         $13,648
   Goodwill                        54              --              54              54              --              54
                              -------         -------         -------         -------         -------         -------
                              $17,130         $ 3,428         $13,702         $17,130         $ 3,428         $13,702
                              =======         =======         =======         =======         =======         =======
FINITE-LIVED
INTANGIBLE ASSETS:
   Franchises with
     finite lives             $   103         $    26         $    77         $   103         $    24         $    79
                              =======         =======         =======         =======         =======         =======

Franchise amortization expense for each of the three months ended March 31, 2003 and 2002 was $2 million, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $9 million.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of March 31, 2003 and December 31, 2002 (dollars in millions):

                                          MARCH 31,    DECEMBER 31,
                                            2003           2002
                                          ---------    ------------
Accounts payable                           $  162         $  290
Capital expenditures                           17            141
Accrued interest                              368            243
Programming costs                             253            237
Accrued general and administrative            132            126
Franchise fees                                 41             68
State sales tax                                66             67
Other accrued expenses                        214            233
                                           ------         ------
                                           $1,253         $1,405
                                           ======         ======

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. LONG-TERM DEBT

Long-term debt consists of the following as of March 31, 2003 and December 31, 2002 (dollars in millions):

                                                            MARCH 31, 2003               DECEMBER 31, 2002
                                                        ----------------------        ----------------------
                                                         FACE         ACCRETED         FACE         ACCRETED
                                                         VALUE          VALUE          VALUE          VALUE
                                                        -------        -------        -------        -------
      LONG-TERM DEBT
       Charter Communications, Inc.:
        October and November 2000
         5.75% convertible senior notes due 2005        $   750        $   750        $   750        $   750
        May 2001
         4.75% convertible senior notes due 2006            633            633            633            633
       Charter Holdings:
        March 1999
         8.250% senior notes due 2007                       600            599            600            599
         8.625% senior notes due 2009                     1,500          1,497          1,500          1,497
         9.920% senior discount notes due 2011            1,475          1,339          1,475          1,307
        January 2000
         10.000% senior notes due 2009                      675            675            675            675
         10.250% senior notes due 2010                      325            325            325            325
         11.750% senior discount notes due 2010             532            434            532            421
        January 2001
         10.750% senior notes due 2009                      900            900            900            900
         11.125% senior notes due 2011                      500            500            500            500
         13.500% senior discount notes due 2011             675            468            675            454
        May 2001
        9.625% senior notes due 2009                        350            350            350            350
        10.000% senior notes due 2011                       575            575            575            575
        11.750% senior discount notes due 2011            1,018            713          1,018            693
        January 2002
        9.625% senior notes due 2009                        350            348            350            348
        10.000% senior notes due 2011                       300            298            300            298
        12.125% senior discount notes due 2012              450            288            450            280
       Renaissance:
         10.00% senior discount notes due 2008              114            116            114            113
       CC V Holdings:
         11.875% senior discount notes due 2008             180            167            180            163
       Other long-term debt                                   1              1              1              1

      CREDIT FACILITIES
       Charter Operating                                  4,641          4,641          4,542          4,542
       CC VI                                                944            944            926            926
       Falcon Cable                                       1,209          1,209          1,155          1,155
       CC VIII Operating                                  1,191          1,191          1,166          1,166
                                                        -------        -------        -------        -------
                                                        $19,888        $18,961        $19,692        $18,671
                                                        =======        =======        =======        =======

For additional information regarding the Company's long-term debt, refer to Note 10 of the Notes to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The table below presents the unused total potential availability under each of the Company's credit facilities and the availability as limited by financial covenants as of March 31, 2003, which become more restrictive over the term of each facility before becoming fixed (dollars in millions):

                                         UNUSED TOTAL            AVAILABILITY AS
                                          POTENTIAL            LIMITED BY FINANCIAL
                                         AVAILABILITY               COVENANTS
                                         ------------          --------------------
       Charter Operating                    $  526                    $182
       CC VI                                   244                     122
       Falcon Cable                            114                      67
       CC VIII Operating                       281                     281
                                            ------                    ----

      Total                                 $1,165                    $652
                                            ======                    ====

8. MINORITY INTEREST AND EQUITY INTEREST OF CHARTER HOLDCO

The Company is a holding company whose primary asset is a controlling equity interest in Charter Holdco, the indirect owner of the Company's cable systems. Minority interest on the Company's consolidated balance sheets represents the ownership percentages of Charter Holdco not owned by the Company, or 53.5% of total members' equity of Charter Holdco, plus $671 million and $668 million of preferred membership interests in CC VIII, LLC (CC VIII), an indirect subsidiary of Charter Holdco, as of March 31, 2003 and December 31, 2002, respectively. As more fully described in Note 17, this preferred interest arises from the approximately $630 million of preferred units issued by CC VIII in connection with the Bresnan acquisition in February, 2000. Members' equity of Charter Holdco was $363 million and $662 million as of March 31, 2003 and December 31, 2002, respectively. Gains and losses arising from the issuance by Charter Holdco of its membership units are recorded as capital transactions, thereby increasing or decreasing shareholders' equity and decreasing or increasing minority interest on the accompanying consolidated balance sheets. Changes to minority interest consist of the following for the periods presented (dollars in millions):

                                                                 MINORITY
                                                                 INTEREST
                                                                 --------
Balance, December 31, 2002                                        $ 1,025
  Minority interest in loss of a subsidiary                          (160)
  Changes in fair value of interest rate agreements                     4
                                                                  -------
Balance, March 31, 2003                                           $   869
                                                                  =======

9. COMPREHENSIVE LOSS

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in accumulated other comprehensive loss. Comprehensive loss for the three months ended March 31, 2003 and 2002 was $178 million and $309 million, respectively.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended March 31, 2003 and 2002, other expense includes gains of $9 million and losses of $2 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. For the three months ended March 31, 2003 and 2002, a gain of $7 million and a loss of $17 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as a gain or loss on interest rate agreements. For the three months ended March 31, 2003 and 2002, the Company recorded other income of $5 million and $35 million, respectively, for interest rate derivative instruments not designated as hedges.

At both March 31, 2003 and December 31, 2002, the Company had outstanding $3.4 billion and $520 million in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

We do not hold collateral for these instruments and are therefore subject to credit loss in the event of nonperformance by the counterparty to the interest rate exchange agreement. However the counterparties are banks and we do not anticipate nonperformance by any of them on any interest rate exchange agreement.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11. REVENUES

Revenues consist of the following for the three months ended March 31, 2003 and 2002 (dollars in millions):

                                             THREE MONTHS
                                           ENDED MARCH 31,
                                       ----------------------
                                         2003            2002
                                       ------          ------
            Analog video               $  719          $  691
            Digital video                 179             165
            High-speed data               122              64
            Advertising sales              57              58
            Other                         101              96
                                       ------          ------
                                       $1,178          $1,074
                                       ======          ======

12. OPERATING EXPENSES

Operating expenses consist of the following for the three months ended March 31, 2003 and 2002 (dollars in millions):

                                           THREE MONTHS
                                         ENDED MARCH 31,
                                       ------------------
                                       2003          2002
                                       ----          ----
            Programming costs          $314          $283
            Advertising sales            21            19
            Service costs               150           124
                                       ----          ----

                                       $485          $426
                                       ====          ====

The Company has various contracts and other arrangements to obtain basic, premium and digital programming from program suppliers that receive compensation typically based on a monthly flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in the month the programming is available for exhibition.

13. SPECIAL CHARGES

In the fourth quarter of 2002, the Company recorded a special charge of $35 million, of which $31 million was associated with its workforce reduction program and the consolidation of its operations from three divisions and ten regions into five operating divisions, elimination of redundant practices and streamlining its management structure. The remaining $4 million related to legal and other costs associated with the Company's ongoing grand jury investigation, shareholder lawsuits and SEC investigation. The $31 million charge related to realignment activities, included severance costs of $28 million related to approximately 1,400 employees identified for termination as of December 31, 2002 and lease termination costs of $3 million. In the first quarter of 2003, an additional 300 employees were identified for termination, and additional severance costs of $7 million were recorded in special charges. In total, approximately 1,500 employees were terminated in the first quarter of 2003. Severance payments are made over a period of up to twelve months with approximately $7 million paid during the three months ended March 31, 2003. As of March 31, 2003 and December 31, 2002, a liability of approximately $31 million is recorded on the accompanying consolidated balance sheet related to the realignment activities. The additional severance costs were offset by a $5 million settlement from the Internet service provider Excite@Home related to the conversion of approximately 145,000 high-speed data customers to our Charter Pipeline service in 2001, for which costs of $15 million were recorded in the fourth quarter of 2001.

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In December 2001, the Company implemented a restructuring plan to reduce its workforce in certain markets and reorganize its operating divisions from two to three and operating regions from twelve to ten. The restructuring plan was completed during the first quarter of 2002, resulting in the termination of approximately 320 employees and severance costs of $4 million, of which $1 million was recorded in the first quarter of 2002.

14. INCOME TAXES

All operations are held through Charter Holdco and its direct and indirect subsidiaries. Charter Holdco and the majority of its subsidiaries are not subject to income tax. However, certain of these subsidiaries are corporations and are subject to income tax. All of the taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members:
Charter, Charter Investment, Inc., Vulcan Cable III Inc., and certain former owners of acquired companies. Charter is responsible for its share of taxable income or loss of Charter Holdco allocated to it in accordance with the Charter Holdco amended and restated limited liability company agreement and partnership tax rules and regulations.

As of March 31, 2003 and December 31, 2002, the Company has deferred income tax liabilities of approximately $539 million and $499 million, respectively. Approximately $233 million of the deferred tax liabilities recorded in the financial statements at both March 31, 2003 and December 31, 2002 relate to certain indirect subsidiaries of Charter Holdco, which file separate income tax returns.

During the three months ended March 31, 2003, the Company recorded $40 million of income tax expense. The Company recognized an increase in the deferred tax liabilities related to Charter's investment in Charter Holdco, as well as the deferred tax liabilities of certain of Charter's indirect corporate subsidiaries. The Company recorded a deferred tax asset of a comparable amount relating to tax loss carryovers but recorded a valuation allowance with respect to this asset given the uncertainty of its ultimate realization. During the three months ended March 31, 2002, the Company realized $60 million of income tax benefit in the cumulative effect of accounting change as a result of a decrease in the deferred tax liabilities related to the impairment of franchises recorded upon adoption of SFAS No. 142.

The Company has deferred tax assets of $1.6 billion and $1.5 billion as of March 31, 2003 and December 31, 2002, respectively, which primarily relate to the excess of cumulative financial statement losses over cumulative tax losses allocated from Charter Holdco. The deferred tax assets also include $322 million of tax net operating loss carryforwards as of March 31, 2003 and December 31, 2002 (generally expiring in years 2003 through 2022) of Charter and its indirect corporate subsidiaries which are subject to separate return limitations.

The total valuation allowance for deferred tax assets is $1.5 billion and $1.4 billion as of March 31, 2003 and December 31, 2002, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset deferred tax liabilities.

The Company is currently under examination by the Internal Revenue Service for the tax years ending December 31, 1999 and 2000. Management does not expect the results of this examination to have a material adverse effect on the Company's consolidated financial position or results of operations.

15. CONTINGENCIES

Fourteen putative federal class action lawsuits (the "Federal Class Actions") have been filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles
A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. The Company has received a consolidated complaint from lead plaintiff which includes as defendants several former and present officers of the Company, as well as its former outside auditors and a vendor/supplier of digital set-top terminals. The court has not yet permitted the filing of this consolidated complaint. No response from the Company will be due until after the consolidated complaint has been filed.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in Missouri state court against Charter and its current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter and its current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter's securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction by Mr. Allen has been presented.

The lawsuits discussed above are each in preliminary stages and no dispositive motions or other responses to any of the complaints have been filed. No reserves have been established for those matters because the Company believes they are either not estimable or not probable. Charter intends to vigorously defend the lawsuits.

In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, refunds that Charter sought from programmers and its reporting of amounts received from digital set-top terminal suppliers for advertising. Charter has been advised by the U.S. Attorney's Office that no member of the Board of Directors, including its Chief Executive Officer, is a target of the investigation. Charter is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter's prior reports with respect to its determination of the number of customers, and various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter is actively cooperating with the SEC Staff.

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on Charter's results of operations and financial condition.

Charter is generally required to indemnify each of the named individual defendants in connection with these matters

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

pursuant to the terms of its Bylaws and (where applicable) such individual defendants' employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter's current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Charter has directors' and officers' liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies.

16. STOCK-BASED COMPENSATION

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions will result in utilizing a preferable accounting method, as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, the fair value method will be applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. Management believes the adoption of these provisions will not have a material impact on the consolidated results of operations or financial position of the Company. The ongoing effect on consolidated results of operations or financial position will be dependent upon future stock based compensation awards granted by the Company. Had the Company adopted SFAS No. 123 as of January 1, 2002, using the prospective method, option compensation expense for the three months ended March 31, 2002 would have been approximately $1 million.

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company's net loss applicable to common stock and loss per common share as reported and the pro forma amounts that would have been reported using the fair value method under SFAS 123 for the years presented (dollars in millions, except share data):

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ---------------------------
                                                                 2003               2002
                                                               --------           --------
            Net loss applicable to common stock:               $   (182)          $   (317)
              Pro forma                                            (184)              (332)
            Loss per common share, basic and diluted:             (0.62)             (1.08)
              Pro forma                                           (0.62)             (1.13)

17. RELATED PARTIES

As part of the Bresnan acquisition in February 2000, CC VIII, an indirect limited liability company subsidiary of Charter, issued Class A Preferred Membership Interests (collectively, the CC VIII Interest) with a value and an initial capital account of $630 million to certain sellers affiliated with AT&T Broadband, now owned by Comcast

                  CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Corporation (the Comcast Sellers). The CC VIII Interest is entitled to a 2% priority return on its initial capital account, and such priority return is entitled to preferential distributions from available cash and upon liquidation of CC VIII. The CC VIII Interest generally does not share in the profits and losses of CC VIII at present. The Comcast Sellers have the right at their option to exchange the CC VIII Interest for shares of Charter Class A common stock. Charter does not have the right to force such an exchange. In connection with the Bresnan acquisition, Mr. Allen granted the Comcast Sellers the right to sell to Mr. Allen the CC VIII Interest (or any Charter Class A common stock that the Comcast Sellers would receive if they exercised their exchange right) for $630 million plus 4.5% interest annually from February 2000 (the Comcast Put Right). In April 2002, in accordance with such put agreement, the Comcast Sellers notified Mr. Allen of their exercise of the Comcast Put Right in full, and the parties agreed to consummate the sale in April 2003, although the parties also agreed to negotiate in good faith possible alternatives to the closing. The parties have agreed to extend the closing until May 30, 2003, subject to earlier closing on three days notice by either party to the other. If the sale to Mr. Allen is consummated, Mr. Allen would become the holder of the CC VIII Interest (or, if previously exchanged by the current holders, any Charter Class A common stock issued to the current holders upon such exchange). If the CC VIII Interest is transferred to Mr. Allen, then, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter would be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC
VIII. In the event of a liquidation of CC VIII, Mr. Allen would not be entitled to any priority distributions (except with respect to the 2% priority return, as to which such priority would continue), and Mr. Allen's share of any remaining distributions in liquidation would be equal to the initial capital account of the Comcast Sellers of $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII's profits or losses (as computed for capital account purposes) after the date of the transfer of the CC VIII Interest to Mr. Allen.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII Interest following consummation of the Comcast Put Right. Charter's Board of Directors has formed a Special Committee comprised of Messrs. Tory, Wangberg and Nelson to investigate and take any other appropriate action on behalf of the Company with respect to this matter. Specifically, the Special Committee is considering whether it should be the position of Charter that Mr. Allen should be required to contribute the CC VIII Interest to Charter Holdco in exchange for Charter Holdco membership units, immediately after his acquisition of the CC VIII Interest upon consummation of the Comcast Put Right. To the extent it is ultimately determined that Mr. Allen must contribute the CC VIII Interest to Charter Holdco following consummation of the Comcast Put Right, the Special Committee may also consider what additional steps, if any, should be taken with respect to the further disposition of the CC VIII Interest by Charter Holdco. If necessary, following the completion of the Special Committee's investigation of the facts and circumstances relating to this matter, the Special Committee and Mr. Allen have agreed to a non-binding mediation process to resolve any dispute relating to this matter as soon as practicable, but without any prejudice to any rights of the parties if such dispute is not resolved as part of the mediation.

For additional information regarding the Company's related parties, refer to
Note 23 of the Notes to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Charter Communications, Inc. is a holding company whose primary asset as of March 31, 2003 is a 46.5% controlling common equity interest in Charter Communications Holding Company, LLC. We own and operate cable systems serving approximately 6.5 million customers at March 31, 2003. "We," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries. We own and operate cable systems that provide a full range of video, data, telephony and other advanced broadband services. We also provide commercial high-speed data, video, telephony and Internet services as well as advertising sales and production services.

The following table presents various operating statistics as of March 31, 2003, December 31, 2002 and March 31, 2002:

                                                                                       APPROXIMATE AS OF
                                                                         ----------------------------------------------
                                                                          MARCH 31,        DECEMBER 31,       MARCH 31,
                                                                          2003 (a)          2002 (a)          2002 (a)
                                                                         ----------        ----------        ----------
VIDEO SERVICES:
  ANALOG VIDEO:
    Estimated homes passed (b)                                           11,925,300        11,925,000        11,777,300
    Residential (non-bulk) analog video customers (c)                     6,277,300         6,328,900         6,540,800
    Multi-dwelling (bulk) and commercial unit customers (c)                 250,900           249,900           237,900
                                                                         ----------        ----------        ----------
       Total analog video customers (c)                                   6,528,200         6,578,800         6,778,700
                                                                         ==========        ==========        ==========

    Estimated penetration of analog video homes passed (b)(c)(d)                 55%               55%               58%

 DIGITAL VIDEO:
    Estimated digital homes passed (b)                                   11,547,000        11,547,000        10,894,000
    Digital customers (e)                                                 2,651,100         2,682,800         2,208,900
    Estimated penetration of digital homes passed (b)(d)(e)                      23%               23%               20%
    Digital percentage of analog video customers (c)(e)(f)                       41%               41%               33%
    Digital set-top terminals deployed                                    3,749,400         3,772,600         3,055,900
    Estimated video-on-demand homes passed (b)                            3,279,000         3,195,000         1,994,700
 HIGH-SPEED DATA SERVICES:
    Estimated cable modem homes passed (b)                                9,970,000         9,826,000         8,180,300
    Residential cable modem customers (g) (h)                             1,272,300         1,138,100           657,900
    Estimated penetration of cable modem homes passed (b)(d)(g)(h)               13%               12%                8%
    Dial-up customers                                                        12,700            14,200            32,500
 REVENUE GENERATING UNITS (I):
    Analog video customers (c)                                            6,528,200         6,578,800         6,778,700
    Digital customers (e)                                                 2,651,100         2,682,800         2,208,900
    Cable modem customers (g) (h)                                         1,272,300         1,138,100           657,900
    Telephony customers (j)                                                  22,800            22,800            15,700
                                                                         ----------        ----------        ----------

       Total revenue generating units (i)                                10,474,400        10,422,500         9,661,200
                                                                         ==========        ==========        ==========

    Customer relationships (k)                                            6,584,900         6,634,700         6,804,800

      (a) "Customers" include all persons corporate billing records show as receiving service, regardless of their payment status, except for complimentary accounts (such as our employees). The adequacy of previously reported customer reductions, our disconnect policies, the application of those policies and their effect on the customer totals reported by us during 2001 and prior periods are currently under investigation by the United States Attorney's Office for the Eastern District of Missouri and the Securities and Exchange Commission. Those investigations are not complete. Upon the completion of such investigations, and depending on their outcome, we may make additional adjustments in the 2001 or prior periods customer numbers if such adjustments are appropriate. When we publicly announced our 2001 results on February 11, 2002, we also announced that we expected the number of customers to decline by 120,000 during the first quarter of 2002. We ultimately reported a loss of 145,000 customers in that quarter. The customer reduction was primarily the result of eliminating non-paying or delinquent customers from the customer totals.

      (b) Homes passed represents the estimated number of living units, such as single family homes, apartment units and condominium units passed by the cable distribution network in a given area to which we offer the service indicated. Homes passed excludes commercial units passed by the cable distribution network.

      (c) Analog video customers include all customers who purchase video services (including those who also purchase data and telephony services), but excludes approximately 56,700, 55,900 and 26,100 customer relationships, respectively, who pay for cable modem service only and who are only counted as cable modem customers. This represents a change in our methodology from prior reports through September 30, 2002, in which cable modem only customer relationships were included within our analog video customers. We made this change because we determined that most of these customers were unable to receive our most basic level of analog service because this service was physically secured or blocked, was unavailable in certain areas or the customers were unaware that this service was available to them. Commercial and multi-dwelling structures are calculated on an equivalent bulk unit ("EBU") basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers. Our policy is not to count complimentary accounts (such as our employees) as customers.

      (d)   Penetration represents customers as a percentage of homes passed.

      (e) Digital video customers include all households that have one or more digital set-top terminals. Included in digital video customers at March 31, 2003, December 31, 2002 and March 31, 2002 are approximately 15,000, 27,500 and 31,000 customers, respectively, that receive digital video service directly through satellite transmission.

      (f) Represents the number of digital video customers as a percentage of analog video customers.

      (g) As noted above, all of these customers also receive video service and are included in the video statistics above, except that the video statistics do not include approximately 56,700, 55,900 and 26,100 customers at March 31, 2003, December 31, 2002 and March 31, 2002, respectively, who were cable modem only customers.

      (h) During the first three quarters of 2002, commercial cable modem or data customers were calculated on an Equivalent Modem Unit or EMU basis, which involves converting commercial revenues to residential customer counts. Given the growth plans for our commercial data business, we do not believe that converting commercial revenues to residential customer counts is the most meaningful way to disclose or describe this growing business. We, therefore, excluded 63,700 EMUs that were previously reported in our March 31, 2002 customer totals for comparative purposes.

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

RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS

As discussed in our 2002 Form 10-K, we identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs;
(iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments have been reflected in the accompanying consolidated financial statements and reduced revenues for the three months ended March 31, 2002 by $4 million. Our consolidated net loss increased by $142 million for the three months ended March 31, 2002. In addition, as a result of certain of these adjustments, our statement of cash flows for the three months ended March 31, 2002 has been restated. Cash flows from operating activities for the three months ended March 31, 2002 increased by $56 million. The more significant categories of adjustments relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $2 million for the three months ended March 31, 2002. The corresponding amortization of such deferred amounts reduced programming expenses by $12 million for the three months ended March 31, 2002.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $2 million for the three months ended March 31, 2002. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of our rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $1 million for the three months ended March 31, 2002.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $9 million for the three months ended March 31, 2002. We discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, we initiated a three-year program to replace and upgrade a substantial portion of our network. In connection with this plan, we assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that $1 billion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. We also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise costs by $627 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $120 million for the three months ended March 31, 2002.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $1.4 billion with a corresponding increase in deferred tax liabilities of $1.2 billion. The balance of the entry was recorded to equity and minority interest. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of our rebuild and upgrade of its network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by $627 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the cumulative effect of accounting change recorded upon adoption of Statement of Financial Accounting Standards No. 142 by $199 million, before minority interest and tax effects, for the three months ended March 31, 2002.

Other Adjustments. In addition to the items described above, other adjustments of expenses include additional amounts charged to special charges related to the 2001 restructuring plan, certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is an increase of $2 million for the three months ended March 31, 2002.

The following tables summarize the effects of the adjustments on the consolidated statements of operations and cash flows for the three-month period ended March 31, 2002 (dollars in millions, except per share data).

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                             THREE MONTHS ENDED
                                                                              MARCH 31, 2002
                                                                    ---------------------------------
                                                                    AS PREVIOUSLY
                                                                       REPORTED               RESTATED
                                                                    -------------             -------
      Revenue                                                          $ 1,078                $ 1,074
      Income (loss) from operations                                        (38)                    97
      Minority interest                                                    197                    124
      Cumulative effect of accounting change, net of tax                    --                   (206)
      Net loss applicable to common stock                                 (175)                  (317)
      Loss per common share                                              (0.59)                 (1.08)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             THREE MONTHS ENDED
                                                                              MARCH 31, 2002
                                                                    ---------------------------------
                                                                    AS PREVIOUSLY
                                                                       REPORTED               RESTATED
                                                                    -------------             -------
      Net cash flows from operating activities                         $    46                $   102
      Net cash flows from investing activities                            (553)                  (604)
      Net cash flows from financing activities                             522                    517

OVERVIEW

We have had a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. The principal reasons for our prior net losses include our depreciation and amortization expenses and interest costs on borrowed money, which increased in the aggregate by $72 million for the three months ended March 31, 2003 as compared to March 31, 2002. Continued net losses could have a material adverse impact on our ability to access necessary capital, including under our existing credit facilities.

For the three months ended March 31, 2003 and 2002, our income from operations, which includes depreciation and amortization expense but excludes interest expense, was $86 million and $97 million, respectively. These operating margins decreased from 9% for the three months ended March 31, 2002 to 7% for the three months ended March 31, 2003, principally due to an increase in depreciation and amortization of $44 million primarily as a result of our rebuild and upgrade program.

Since our inception and currently, our ability to conduct operations is dependent on our continued access to credit pursuant to our subsidiaries' credit facilities. The occurrence of an event of default under our subsidiaries' credit facilities could result in borrowings from these facilities being unavailable to us and could, in the event of a payment default or acceleration, also trigger events of default under our outstanding public notes and would have a material adverse effect on us. In addition, approximately $194 million of our financing matures during 2003, which we expect to fund through availability under our subsidiaries credit facilities and cash on hand.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We disclosed our critical accounting policies and the means by which we develop estimates therefor in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the periods presented (dollars in millions, except share data):

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------------------------
                                                                            2003                   2002
                                                                   ----------------------   ---------------------
Revenues                                                           $       1,178      100%  $       1,074     100%
                                                                   -------------     ----   -------------    ----

Costs and expenses:
   Operating (excluding depreciation and amortization and other
     items listed below)                                                     485       41%            426      40%
   Selling, general and administrative                                       235       20%            222      21%
   Depreciation and amortization                                             370       31%            326      30%
   Option compensation expense, net                                           --       --               2      --
   Special charges, net                                                        2        1%              1      --
                                                                   -------------     ----   -------------    ----

                                                                           1,092       93%            977      91%
                                                                   -------------     ----   -------------    ----

         Income from operations                                               86        7%             97       9%
                                                                   -------------            -------------

   Interest expense, net                                                    (390)                    (362)
   Other, net                                                                  3                       31
                                                                   -------------            -------------

                                                                            (387)                    (331)
                                                                   -------------            -------------

         Loss before minority interest, income taxes and
           cumulative effect of accounting change                           (301)                    (234)

Minority interest                                                            160                      124
                                                                   -------------            -------------

         Loss before income tax benefit and cumulative effect of
           accounting change
                                                                            (141)                    (110)

Income tax expense                                                           (40)                      --
                                                                   -------------            -------------

         Loss before cumulative effect of accounting change
                                                                            (181)                    (110)

Cumulative effect of accounting change, net of tax                            --                     (206)
                                                                   -------------            -------------

         Net loss                                                           (181)                    (316)

Dividends on preferred stock - redeemable                                     (1)                      (1)
                                                                   -------------            -------------

         Net loss applicable to common stock                       $        (182)           $        (317)
                                                                   =============            =============

Loss per common share, basic and diluted                           $       (0.62)           $       (1.08)
                                                                   =============            =============

Weighted average common shares outstanding, basic and diluted        294,466,137              294,394,939
                                                                   =============            =============

REVENUES. Revenues increased by $104 million, or 10%, from $1.1 billion for the three months ended March 31, 2002 to $1.2 billion for the three months ended March 31, 2003. This increase is principally the result of increases in the number of digital video and high-speed data customers as well as price increases.

Average monthly revenue per customer relationship increased from $52 for the three months ended March 31, 2002 to $59 for the three months ended March 31, 2003. Average monthly revenue per customer relationship represents total revenue for the three months ended March 31, divided by three, divided by the average number of customer relationships.

Revenues by service offering are as follows (dollars in millions):

                                               THREE MONTHS ENDED MARCH 31,
                         -----------------------------------------------------------------------------
                                  2003                        2002                   2003 OVER 2002
                         ----------------------        ---------------------       -------------------
                                         % OF                        % OF                          %
                         AMOUNT        REVENUES        AMOUNT       REVENUES       CHANGE       CHANGE
                         ------        --------        ------       --------       ------       ------
Analog video             $  719             61%        $  691           64%        $  28            4%
Digital  video              179             15%           165           15%           14            8%
High-speed data             122             10%            64            6%           58           91%
Advertising sales            57              5%            58            6%           (1)          (2)%
Other                       101              9%            96            9%            5            5%
                         ------         ------         ------         ----         -----
                         $1,178            100%        $1,074          100%        $ 104           10%
                         ======         ======         ======         ====         =====

Analog video revenues consist primarily of revenues from basic services. Analog video revenues increased by $28 million, or 4%, to $719 million for the three months ended March 31, 2003 as compared to $691 million for the three months ended March 31, 2002. The increase was primarily due to general price increases, offset somewhat by the decline in analog video customers. We do not expect an increase in analog video customers; however, our goal is to sustain revenues by reducing analog customer losses and to grow revenues through price increases on certain services and packages as well as the sale of data services and digital video services.

All of our digital video customers also receive basic analog video service, and digital video revenues consist of the portion of revenues from digital video customers in excess of the amount paid by these customers for analog video service. Additionally, included within digital video revenues are revenues from premium services and pay-per-view services. Digital video revenues increased by $14 million, or 8%, to $179 million for the three months ended March 31, 2003 as compared to $165 million for the three months ended March 31, 2002. The majority of the increase resulted from the addition of approximately 442,200 digital customers. While we expect to increase digital customers as a result of various marketing plans we expect to initiate in upcoming periods, we experienced a loss of digital customers since December 31, 2002. We expect any increase in digital customers and service penetration will be less than levels experienced in prior periods.

High-speed data revenues increased $58 million, or 91%, from $64 million for the three months ended March 31, 2002 to $122 million for the three months ended March 31, 2003. The majority of the increase was primarily due to the addition of 614,400 high-speed data customers. We were able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased from 69% for the three months ended March 31, 2002 to 84% for the three months ended March 31, 2003 as a result of our ongoing system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales decreased $1 million, or 2%, from $58 million for the three months ended March 31, 2002 to $57 million for the three months ended March 31, 2003. For the three months ended March 31, 2003 and 2002, we received $4 million and $12 million, respectively, in advertising revenue from programmers. We expect that advertising provided to programmers will decline substantially in the future. Such advertising purchases are made pursuant to written agreements that are generally consistent with other third-party commercial advertising agreements and at prices that we believe approximate fair value.

Other revenues consist primarily of revenues from franchise fees, commercial high-speed data revenues, late payment fees, customer installations, wire maintenance fees, home shopping, equipment rental, dial-up Internet service and other miscellaneous revenues. Other revenues increased $5 million, or 5%, from $96 million for the three months ended March 31, 2002 to $101 million for the three months ended March 31, 2003. The increase was primarily due to an increase in commercial high-speed data revenues as a result of our internal growth in advanced services offset by decreases in late payment fees charged to customers and other miscellaneous revenues.

OPERATING EXPENSES. Operating expenses increased $59 million, or 14%, from $426 million for the three months ended March 31, 2002 to $485 million for the three months ended March 31, 2003. Total programming costs paid to programmers were $314 million and $283 million, representing 29% of total costs and expenses for the three months ended March 31, 2003 and 2002, respectively. Key expense components as a percentage of revenues are as follows (dollars in millions):

                                               THREE MONTHS ENDED MARCH 31,
                         -----------------------------------------------------------------------------
                                  2003                        2002                   2003 OVER 2002
                         ----------------------        ---------------------       -------------------
                                         % OF                        % OF                          %
                         AMOUNT        REVENUES        AMOUNT       REVENUES       CHANGE       CHANGE
                         ------        --------        ------       --------       ------       ------
Programming costs         $314            26%           $283           26%           $31          11%
Advertising sales           21             2%             19            2%             2          11%
Service costs              150            13%            124           12%            26          21%
                          ----          ----            ----          ---            ---
                          $485            41%           $426           40%           $59          14%
                          ====          ====            ====          ===            ===

Programming costs consist primarily of costs paid to programmers for the provision of basic, premium and digital channels and pay-per-view programs. The increase in programming costs of $31 million, or 11%, was primarily due to price increases, particularly in sports programming, an increased number of channels carried on our systems and an increase in digital customers. The costs were offset by the amortization of launch support against programming costs of $16 million and $13 million for the three months ended March 31, 2003 and 2002, respectively.

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

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits and commissions. Advertising sales expenses increased $2 million, or 11%, primarily due to increased sales commissions. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, internet service provider fees, maintenance and pole rent expense. The increase in service costs of $26 million, or 21%, resulted primarily from an increase in labor costs related to personnel who had previously spent a majority of their time on capitalizable activities, who now as a result of the decrease in rebuild and upgrade activities, are spending their time on non-capitalizable activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $13 million, or 6%, from $222 million for the three months ended March 31, 2002 to $235 million for the three months ended March 31, 2003. Key components of expense as a percentage of revenues are as follows (dollars in millions):

                                                     THREE MONTHS ENDED MARCH 31,
                               -----------------------------------------------------------------------------
                                        2003                        2002                   2003 OVER 2002
                               ----------------------        ---------------------       -------------------
                                               % OF                        % OF                          %
                               AMOUNT        REVENUES        AMOUNT       REVENUES       CHANGE       CHANGE
                               ------        --------        ------       --------       ------       ------
General and administrative       $215           18%           $194            18%         $ 21           11%
Marketing                          20            2%             28             3%           (8)         (29)%
                                 ----         ----            ----           ---          ----
                                 $235           20%           $222            21%         $ 13            6%
                                 ====         ====            ====           ===          ====

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $21 million, or 11%, resulted primarily from increases in salaries and benefits of $9 million, professional fees of $6 million and insurance of $4 million. These increases were partially offset by a decrease in bad debt expense of $10 million as we continue to realize benefits from our strengthened credit policies.

Marketing expenses decreased $8 million, or 29%, due to reduced promotional activity related to our service offerings including advertising, telemarketing and direct sales. However, we expect marketing expenses to increase in subsequent quarters over the first quarter of 2003.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $44 million, or 13%, from $326 million for the three months ended March 31, 2002 to $370 million for the three months ended March 31, 2003. This increase was due primarily to an increase in depreciation expense related to additional capital expenditures in 2003 and 2002.

OPTION COMPENSATION EXPENSE, NET. Option compensation expense decreased by approximately $2 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Option compensation expense represents expense related to exercise prices on certain options that were issued prior to our initial public offering in 1999 that were less than the estimated fair values of our common stock at the time of grant. Compensation expense is being accrued over the vesting period of such options and will continue to be recorded until the last vesting period lapses in April 2004. On January 1, 2003, we adopted SFAS No. 123 "Accounting for Stock-Based Compensation" using the prospective method under which we will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. No new options were granted during the quarter ended March 31, 2003, although we expect to grant options to some of our officers and employees in 2003.

SPECIAL CHARGES, NET. Special charges of $2 million for the three months ended March 31, 2003 represents $7 million of severance and related costs of our on-going initiative to reduce our workforce, partially offset by a $5 million credit from a settlement from the Internet service provider Excite@Home related to the conversion of about 145,000 high-speed data customers to our Charter Pipeline service in 2001. We expect to continue to record additional special charges in 2003 related to the continued reorganization of our operations and costs of litigation.

INTEREST EXPENSE, NET. Net interest expense increased by $28 million, or 8%, from $362 million for the three months ended March 31, 2002 to $390 million for the three months ended March 31, 2003. The increase in net interest expense was a result of a $1.8 billion increase in average debt outstanding to $18.6 billion for the first quarter of 2003 compared to $16.8 billion for the first quarter of 2002, partially offset by a decrease in our average borrowing rate from 8.2% in the first quarter of 2002 to 7.9% in the first quarter of 2003. The increased debt was primarily used for capital expenditures.

OTHER, NET. Other income decreased by $28 million from $31 million for the three months ended March 31, 2002 to $3 million for the three months ended March 31, 2003. This decrease is primarily due to a decrease in gains on interest rate agreements which do not qualify for hedge accounting under SFAS No. 133, which decreased from $33 million for the three months ended March 31, 2002 to $14 million for the three months ended March 31, 2003.


INCOME TAX EXPENSE. Income tax expense of $40 million was recognized for the three months ended March 31, 2003. The income tax expense is realized through increases in deferred tax liabilities related to our investment in Charter Communications Holding Company, as well as the change in the deferred tax liabilities of certain of our indirect corporate subsidiaries.

MINORITY INTEREST. Minority interest increased by $36 million, from $124 million for the three months ended March 31, 2002 to $160 million for the three months ended March 31, 2003. Minority interest represents the allocation of losses to the minority interest based on ownership of Charter Communications Holding Company and the 2% accretion of the preferred membership interests in CC VIII issued to certain former owners of the Bresnan systems acquired by CC VIII in February 2000. The increase is a result of an increase in loss before minority interest.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Cumulative effect of accounting change in 2002 represents the impairment charge recorded as a result of adopting SFAS No. 142.

NET LOSS. Net loss decreased by $135 million, or 43%, from $316 million for the three months ended March 31, 2002 to $181 million for the three months ended March 31, 2003 as a result of the factors described above.

LOSS PER COMMON SHARE. The loss per common share decreased by $0.46, from $1.08 per common share for the three months ended March 31, 2002 to $0.62 per common share for the three months ended March 31, 2003 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

INTRODUCTION

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt. The first part of this section, entitled "Overview" provides an overview of these topics. The second part of this section, entitled "Long-Term Debt" provides an overview of long-term debt. The third part of this section, entitled "Historical Operating, Financing and Investing Activities" provides information regarding the cash provided from or used in our operating, financing and investing activities during the three months ended March 31, 2003 and 2002. The fourth part of this section, entitled "Capital Expenditures" provides more detailed information regarding our historical capital expenditures and our planned capital expenditures going forward.

OVERVIEW

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities through cash flows from operating activities. We have funded capital requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiaries, issuances of debt securities by us and our subsidiaries and our issuances of equity securities. The mix of funding sources changes from period to period, but for the three months ended March 31, 2003, approximately 70% of our capital funding requirements were from cash flows from operating activities and approximately 30% was from borrowings under the credit facilities of our subsidiaries. We expect that our mix of sources of funds will continue to change in the future based on our overall capital needs relative to our cash flow and on the availability under the credit facilities of our subsidiaries, our access to the bond and equity markets and our ability to generate free cash flows. We define free cash flows as net cash flows from operating activities plus net cash flows from investing activities less cost associated with obtaining financing.

We believe that as a result of our significant level of debt, current market conditions and recent downgrades to our debt securities, we have limited access to the debt and equity markets at this time. Accordingly, during 2003, we expect to fund our liquidity and capital requirements principally through cash on hand, cash flows from operating activities, and through borrowings under the credit facilities of our subsidiaries and, subject to negotiation and execution of definitive documentation, the Vulcan Inc. commitment, as discussed more fully in
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report on Form 10-K. As of March 31, 2003, we held $446 million in cash and cash equivalents and we had total potential unused availability of $1.2 billion under the credit facilities of our subsidiaries, although the actual availability at that time was only $652 million because of limits imposed under covenant restrictions. However, continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities.

As the principal amounts owing under our various debt obligations become due, sustaining our liquidity and access to capital will become more difficult over time. In the fourth quarter of 2003, our subsidiary, CC V Holdings, LLC, will be required to repay approximately $66 million in principal amount of the CC V bonds. In 2005, $750 million of Charter Communications Inc.'s outstanding convertible notes will mature. In subsequent years, substantial additional amounts will become due under our remaining obligations. In addition, a default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations.

We expect to remain in compliance with the covenants under the credit facilities of our subsidiaries and indentures, and we expect that our cash on hand, cash flows from operating activities and the amounts available under the credit facilities should be sufficient to satisfy our liquidity needs through the end of 2003. However, it is unclear whether we will have access to sufficient capital to satisfy our principal repayment obligations, which are scheduled to come due in 2005 and thereafter. We do not expect that cash flows from operating activities will be sufficient, on their own, to permit us to satisfy these obligations. Our substantial debt levels and the depressed price of our equity securities limit our access to the debt and equity markets on reasonable terms at this time and for the foreseeable future. In addition, the maximum allowable leverage ratios under our credit facilities will decline over time and the total potential borrowing available under our subsidiaries' current credit facilities (subject to covenant restrictions and limitations) will decrease from approximately $9.0 billion as of the end of 2003 to $8.7 billion and $7.7 billion by the end of 2004 and 2005, respectively. Although Mr. Allen and his affiliates have purchased equity from us and our subsidiaries in the past, except for the commitment of Vulcan Inc., an affiliate of Mr. Allen, described above, there is no obligation for Mr. Allen or his affiliates to purchase equity from or contribute or loan funds to us or to our subsidiaries in the future. We recognize the interim nature of this facility and continue to evaluate our options and to consider steps to address our leverage. We have hired a financial advisor to assist us in evaluating alternatives.

In addition, because of our corporate structure, Charter Communications, Inc. has less access to capital than certain of its operating subsidiaries and therefore Charter Communications, Inc.'s ability to repay its senior notes is subject to additional uncertainties. Charter Communications, Inc. is a holding company and its principal assets are its interest in Charter Communications Holding Company, LLC and the mirror notes payable by Charter Communications Holding Company, LLC to Charter Communications, Inc., which have the same principal amount and terms as those of Charter Communications, Inc.'s convertible senior notes. As a result, Charter Communications, Inc.'s ability to make interest payments, and, in 2005 and 2006, to repay the outstanding principal of its convertible senior notes as they mature, is dependent on Charter Communications, Inc.'s receipt of payments on the mirror notes owing by Charter Communications Holding Company to Charter Communications, Inc., and distributions from Charter Communications Holding Company.

Charter Communications Holding Company's ability to make any such payments or distributions is in turn dependent on its receipt of distributions from, or payments on intercompany loans owing by, its direct and indirect subsidiaries. Charter Communications Holding Company and Charter Communications, Inc. are separate legal entities from these subsidiaries and these subsidiaries are not required to make payments or distributions to Charter Communications Holding Company or Charter Communications, Inc.

The indentures governing the Charter Communications Holdings notes permit Charter Communications Holdings to make distributions to Charter Communications Holding Company only if, at the time of distribution, Charter Communications Holdings can meet a leverage ratio of 8.75 to 1.0, there is no default under the indentures and other specified tests are met. Charter Communications Holdings did not meet that leverage ratio for the quarter ended March 31, 2003. The indenture governing the Charter Holdings notes does not prohibit Charter Holdings and its subsidiaries from making payments on its and their outstanding unsubordinated intercompany debt to Charter Holdco, which had an aggregate principal amount of approximately $52 million as of March 31, 2003. That amount is only sufficient to enable Charter Communications, Inc. to make interest payments on its convertible senior notes through December, 2003, and is not sufficient to enable Charter Communications, Inc. to make interest payments beginning in April, 2004 or to repay all or any portion of its convertible senior notes at maturity.

Accordingly, Charter Communications, Inc. will not be able to make interest payments beginning in April 2004, or principal payments at maturity in 2005 and 2006, with respect to its convertible senior notes unless it can obtain additional financing or it receives distributions or other payments from its subsidiaries.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through existing credit facilities or in traditional debt or equity financings, we would consider:

            - requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions;

            - further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

            -     selling assets;

            - issuing debt securities which may have structural or other priorities over our existing high-yield debt; or

            - issuing equity securities that would be dilutive to existing shareholders.

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

As a means of enhancing our liquidity, we are currently attempting to cut costs, reduce capital expenditures and exploring sales of assets.

LONG-TERM DEBT

As of March 31, 2003 and December 31, 2002, long-term debt totaled approximately $19.0 billion and $18.7 billion, respectively. This debt was comprised of approximately $8.0 billion and $7.8 billion of bank debt, $9.6 billion and $9.5 billion of high-yield bonds and $1.4 billion and $1.4 billion of convertible debt, respectively. As of March 31, 2003 and December 31, 2002, the weighted average rate on the bank debt was approximately 5.7% and 5.6%, respectively, the weighted average rate on the high-yield debt was approximately 10.2%, while the weighted average rate on the convertible debt was approximately 5.3%, resulting in a blended weighted average rate of 7.9%. Approximately 78% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of March 31, 2003 compared to approximately 79% as of December 31, 2002. Traditionally, we have accessed the high-yield bond market as a source of capital for our growth. Moody's Investor Services downgraded our outstanding debt in October, 2002 and again in January, 2003. Moody's also reduced its liquidity rating of Charter Communications, Inc. to its lowest level. In January 2003, Standard & Poor's downgraded our outstanding debt. We believe that as a result of our significant level of debt, current market conditions and these downgrades, we have limited access to the debt market at this time and we expect to fund our cash needs during 2003 from cash on hand, cash from operations and borrowings under the existing credit facilities of our subsidiaries. Effective April 14, 2003, our subsidiary entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen, pursuant to which Vulcan Inc. agreed to lend, or cause an affiliate to lend initially to Charter Communications VII, LLC an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit, subject to negotiation and execution of definitive documentation. The facility does not commit any party to provide funding to us. Under certain circumstances, we could utilize (or cause a subsidiary to utilize) that facility to provide funding to us to the extent necessary to comply with leverage ratio covenants of our subsidiary's credit facilities in future quarters. However, there can be no assurance that we or our subsidiary will have the ability to do so or will choose to do so. We recognize the interim nature of this facility and continue to evaluate our options and to consider steps to address our leverage.

As noted above, our access to capital from the credit facilities of our subsidiaries is contingent on compliance with a number of restrictive covenants, including covenants tied to our operating performance. We may not be able to comply with all of these restrictive covenants. If there is an event of default under our subsidiaries' credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under certain of our debt obligations, if not waived, may result in the acceleration of those debt obligations, which could in turn result in the acceleration of other debt obligations, and could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

Our significant amount of debt and the significant interest charges incurred to service debt may adversely affect our ability to obtain financing in the future and react to changes in our business. We may need additional capital if we do not achieve our projected revenues, or if our operating expenses increase. If we are not able to obtain such capital from increases in our cash flows from operating activities, additional borrowings or other sources, we may not be able to fund customer demand for digital video, data or telephony services, offer certain services in certain of our markets or compete effectively. Consequently, our financial condition and results of operations could suffer materially. See the section "Liquidity and Capital Resources" of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2002 Annual Report on Form 10-K for a description of our credit facilities and other long-term debt, including certain terms, restrictions and covenants.

HISTORICAL OPERATING, FINANCING AND INVESTING ACTIVITIES

We held $446 million in cash and cash equivalents as of March 31, 2003 compared to $321 million as of December 31, 2002. The increase in cash and cash equivalents is primarily a result of our desire to increase our liquid assets.

OPERATING ACTIVITIES. Net cash provided by operating activities for the three months ended March 31, 2003 and 2002 was $162 million and $102 million, respectively. For the three months ended March 31, 2003, net cash provided by operating activities increased primarily due to increased revenues of $104 million and changes in operating assets and liabilities that used $45 million less cash during the three months ended March 31, 2003 compared to the corresponding period in 2002.

INVESTING ACTIVITIES. Net cash used in investing activities for the three months ended March 31, 2003 and 2002 was $231 million and $604 million, respectively. Investing activities used $373 million less cash during the three months ended March 31, 2003 than the corresponding period in 2002 primarily as a result of reductions in capital expenditures and acquisitions. Purchases of property, plant and equipment used $294 million less cash during the three months ended March 31, 2003 than the corresponding period in 2002 as a result of our efforts to reduce capital expenditures. Payments for acquisitions used $78 million less cash during the three months ended March 31, 2003 than the corresponding period in 2002.

FINANCING ACTIVITIES. Net cash provided by financing activities for the three months ended March 31, 2003 and 2002 was $194 million and $517 million, respectively. Financing activities provided $323 million less cash during the three months ended March 31, 2003 than the corresponding period in 2002. The decrease in cash provided during the three months ended March 31, 2003 as compared to the corresponding period in 2002 was primarily due to a decrease in issuances of long-term debt.

CAPITAL EXPENDITURES

We have substantial ongoing capital expenditure requirements. We made purchases of property, plant and equipment, excluding acquisitions of cable systems, of $104 million and $435 million for the three months ended March 31, 2003 and 2002, respectively. The majority of the capital expenditures relates to our customer premise equipment and rebuild and upgrade program. Upgrading our cable systems has enabled us to offer digital television, cable modem high-speed Internet access, video-on-demand, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the three months ended March 31, 2003 and 2002, our liabilities related to capital expenditures decreased $124 million and $87 million, respectively.

During 2003, we expect to spend approximately $1.0 billion to $1.1 billion in the aggregate on capital expenditures. We expect our capital expenditures in 2003 will be lower than 2002 levels because our rebuild and upgrade plans are largely completed.

As first reported in our Form 10-Q for the third quarter of 2002, we adopted capital expenditure disclosure guidance which was recently developed by eleven publicly traded cable system operators, including Charter Communications, Inc., with the support of the National Cable & Telecommunications Association ("NCTA"). The new disclosure is intended to provide more consistency in the reporting of operating statistics in capital expenditures and customer relationships among peer companies in the cable industry. These disclosure guidelines are not required disclosure under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2003 and 2002 (dollars in millions):

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                  2003         2002
                                                  ----         ----
Customer premise equipment (a)                    $ 64         $206
Scalable infrastructure (b)                          8           44
Line extensions (c)                                  8           17
Upgrade/Rebuild (d)                                 15          126
Support capital (e)                                  9           42
                                                  ----         ----

           Total capital expenditures (f)         $104         $435
                                                  ====         ====

      (a) Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes customer installation costs in accordance with SFAS 51 and customer premise equipment (e.g., set-top terminals and cable modems, etc.).

      (b) Scalable infrastructure includes costs, not related to customer premise equipment or our network, to secure growth of new customers, revenue units and additional bandwidth revenues or provide service enhancements (e.g., headend equipment).

      (c) Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).

      (d) Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.

      (e) Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles).

      (f) Represents all capital purchases made during the three months ended March 31, 2003 and 2002, respectively.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report and in the Critical Accounting Policies and Estimates section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report on Form 10-K, that could materially impact our business, results of operations and financial condition.

LIQUIDITY. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiaries, issuances of debt securities by us and our subsidiaries and our issuances of equity securities. We believe, however, that we have limited access to the debt or equity markets at this time in light of general economic conditions, our substantial leverage, the business condition of the cable, telecommunications and technology industry, our current credit rating and recent downgrades of our outstanding debt and liquidity ratings, and pending litigation and investigations. See "-Substantial Leverage" below.

Our ability to conduct operations is dependent on our continued access to credit pursuant to our subsidiaries' credit facilities. Our total potential borrowing availability under the current credit facilities of our subsidiaries totaled $1.2 billion as of March 31, 2003, although the actual availability at that time was only $652 million because of limits imposed by covenant restrictions. Our access to those funds is subject to our satisfaction of the covenants in those credit facilities and the indentures governing our and our subsidiaries' public debt. We may not be able to comply with all of the financial ratios and restrictive covenants in our subsidiaries' credit facilities. If there is an event of default under our subsidiaries' credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under our credit facilities and indentures, if not waived, could result in the acceleration of those debt obligations, which would in turn result in the acceleration of other debt obligations, and could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

In addition, as the principal amounts owing under our various debt obligations become due, sustaining our liquidity and access to capital will become more difficult over time. It is unclear whether we will have access to sufficient capital to satisfy our principal repayment obligations which are scheduled to come due in 2005 and thereafter. We do not expect that cash flows from operating activities will be sufficient, on their own, to permit us to satisfy these obligations. In addition, because of our corporate structure, Charter Communications, Inc., a holding company, has less access to capital than certain of its operating subsidiaries and therefore Charter Communications, Inc.'s ability to repay its senior notes is subject to additional uncertainties.

If our business does not generate sufficient cash flow from operating activities, and sufficient future distributions are not available to us from borrowings under our credit facilities or from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. As a means of enhancing our liquidity, we are currently attempting to cut costs, reduce capital expenditures and are exploring sales of assets.

If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing or that such financing, if available, would not have terms that are materially disadvantageous to our existing debt and equity holders. Although Mr. Allen and his affiliates have purchased equity from us and our subsidiaries in the past, there is no obligation for Mr. Allen or his affiliates to purchase equity or, except as described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2002 Annual Report on Form 10-K under "Funding Commitment of Vulcan Inc.," with respect to the $300 million back-up credit facility commitment, contribute or lend funds to us or to our subsidiaries in the future. We recognize the interim nature of this facility and continue to evaluate our options and to consider steps to address our leverage. We have hired a financial advisor to assist us in evaluating alternatives.

If, at any time, additional capital or capacity is required beyond amounts internally generated or available through existing credit facilities or in traditional debt or equity financings, we would consider:

- requesting waivers or amendments with respect to our credit facilities, which might not be granted on terms favorable to us or at all;

- further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

-     selling assets;

- issuing debt securities which may have structural or other priorities over our existing high-yield debt; or

-     issuing equity securities that would be dilutive to existing shareholders.

Although there are no current plans to do so, we also may consider transactions to reduce our leverage, including seeking to exchange currently outstanding debt for debt with a lower principal amount or, if opportunities arise, acquiring our outstanding debt in the market.

If the above strategies were not successful, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution and our noteholders might not receive all principal and interest payments to which they are contractually entitled. For more information, see the section entitled "Liquidity and Capital Resources."

SUBSTANTIAL LEVERAGE. We and our subsidiaries have a significant amount of debt. As of March 31, 2003, our total debt was approximately $19.0 billion. Our long-term debt begins to mature in the fourth quarter of 2003, when approximately $66 million of principal is due on the CC V bonds, and subsequently in October 2005 when Charter Communications, Inc.'s $750 million of 5.75% convertible senior notes will mature. In subsequent years, substantial additional amounts will become due under our remaining obligations. If current debt levels increase, the related risks that we now face will intensify, including a potential further deterioration of our existing credit ratings. Moody's downgraded our debt once in October 2002, and again in January 2003. Standard & Poor's also downgraded our debt in January 2003. We believe that as a result of our significant levels of debt, current market conditions and recent downgrades to our debt securities, we have limited access to the debt and equity markets at this time. Our difficulty in accessing these markets will impact our ability to obtain future financing for operations, to fund our planned capital expenditures and to react to changes in our business. If our business does not generate sufficient cash flow from operating activities, and sufficient future distributions are not available to us from borrowings under our credit facilities or from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. If we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution and our noteholders might not receive all principal and interest payments to which they are contractually entitled. For more information, see the section above entitled "Liquidity and Capital Resources."

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

      - enter into related party transactions unless certain conditions are met;

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

ACCELERATION OF INDEBTEDNESS OF OUR SUBSIDIARIES. In the event of a default under our subsidiaries' credit facilities or public notes, our subsidiaries' creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, our subsidiaries' credit facilities and indentures will not permit our subsidiaries to distribute funds to Charter Communications Holding Company or Charter Communications, Inc. to pay interest or principal on our public notes. If the amounts outstanding under such credit facilities or public notes are accelerated, all of our subsidiaries' debt and liabilities would be payable from our subsidiaries' assets, prior to any distribution of our subsidiaries' assets to pay the interest and principal amounts on our public notes. In addition, the lenders under our credit facilities could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on our public notes. Additionally, an acceleration or payment default under our credit facilities would cause a cross-default in the indentures governing the Charter Holdings notes and our convertible senior notes and would trigger the cross-default provision of the Charter Operating Credit Agreement. Any default under any of our subsidiaries' credit facilities or public notes might adversely affect the holders of our public notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

CHARTER COMMUNICATIONS, INC.'S PUBLIC NOTES ARE STRUCTURALLY SUBORDINATED TO ALL LIABILITIES OF OUR SUBSIDIARIES. The borrowers and guarantors under the Charter Operating credit facilities, the CC VI Operating credit facilities, the Falcon credit facilities and the CC VIII Operating credit facilities are our indirect subsidiaries. A number of our subsidiaries are also obligors under other debt instruments, including Charter Holdings, which is a co-issuer of senior notes and senior discount notes issued in March 1999, January 2000, January 2001, May 2001 and January 2002. As of March 31, 2003, our total debt was approximately $19.0 billion, $17.6 billion of which would have been structurally senior to the Charter Communications, Inc. public notes. In a liquidation, the lenders under all of our subsidiaries' credit facilities and the holders of the other debt instruments and all other creditors of our subsidiaries will have the right to be paid before us from any of our subsidiaries' assets.

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

In August of 2002, we became aware of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of our accounting and reporting practices focusing on how we reported customer numbers, refunds that we sought from programmers and our reporting of amounts received from digital set-top terminal manufacturers for advertising. We have been advised by the U.S. Attorney's Office that no member of the Board of Directors, including our Chief Executive Officer, is a target of the investigation. We are fully cooperating with the investigation. In November 2002, we received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern our prior reports with respect to the determination of the number of our customers, and various of our other accounting policies and practices, including our capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. We are actively cooperating with the SEC staff.

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

VARIABLE INTEREST RATES. At March 31, 2003, excluding the effects of hedging, approximately 42% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of March 31, 2003 and December 31, 2002, the weighted average rate on the bank debt was approximately 5.7% and 5.6%, respectively, the weighted average rate on the high-yield debt was approximately 10.2%, while the weighted average rate on the convertible debt was approximately 5.3%, resulting in a blended weighted average rate of 7.9%. Approximately 78% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of March 31, 2003 as compared to approximately 79% at December 31, 2002.

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

SERVICES. We expect that a substantial portion of our near term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent other services that take advantage of cable's broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

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

LONG-TERM INDEBTEDNESS -- CHANGE OF CONTROL PAYMENTS. We may not have the ability to raise the funds necessary to fulfill our obligations under the Charter Communications, Inc. convertible senior notes or the public notes and credit facilities of our subsidiaries following a change of control. Under the indentures governing the Charter Communications, Inc. convertible senior notes, upon the occurrence of specified change of control events, including certain specified dispositions of our stock by Mr. Allen, we are required to offer to repurchase all of the outstanding Charter Communications, Inc. convertible senior notes. However, we may not have sufficient funds at the time of the change of control event to make the required repurchase of the Charter Communications, Inc. convertible senior notes and our subsidiaries are limited in their ability to make distributions or other payments to us to fund any required repurchase. In addition, a change of control under our subsidiaries' credit facilities and indentures governing their public notes would require the repayment of borrowings under those credit facilities and indentures. Because such credit facilities and public notes are obligations of our subsidiaries, the credit facilities and the public notes would have to be repaid by our subsidiaries before their assets could be available to us to repurchase the Charter Communications, Inc. convertible senior notes. Our failure to make or complete a change of control offer would place us in default under the Charter Communications, Inc. convertible senior notes. The failure of our subsidiaries to make a change of control offer or repay the amounts outstanding under their credit facilities would place them in default of these agreements and could result in a default under the indentures governing the Charter Communications, Inc. convertible senior notes.

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

The Federal Communications Commission's March 2002 ruling also held that Internet access service provided by cable operators was not subject to franchise fees assessed by local franchising authorities. A number of local franchise authorities and Internet service providers have appealed this decision. The matter is scheduled to be argued in May 2003. As a result of this ruling, we have stopped collecting franchise fees for cable modem service.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes in reported market risks have occurred since the filing of our December 31, 2002 Form 10-K.

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

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, Charter Communications, Inc.'s management believes that its controls do provide such reasonable assurances.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

SECURITIES CLASS ACTIONS AND DERIVATIVE SUITS.

Fourteen putative federal class action lawsuits (the "Federal Class Actions") have been filed against Charter Communications, Inc. and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter Communications, Inc.'s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter Communications, Inc. utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter Communications, Inc.'s operations and prospects.

The Federal Class Actions consist of:

In the United States District Court for the Eastern District of Missouri:

      - Carmen Rodriguez, on behalf of herself and all others similarly situated, v. Charter Communications, Inc., Jerald L. Kent, Carl E. Vogel and Kent D. Kalkwarf, filed on August 5, 2002;

      - Andrew Budman and Krupa Budman, together and on behalf of all others similarly situated, v. Charter Communications, Inc., Paul G. Allen, Jerald L. Kent and Carl Vogel, filed on August 7, 2002;

      - Jill D. Martin, on behalf of herself and all others similarly situated, v. Charter Communications, Inc., Jerald L. Kent, Carl E. Vogel and Kent D. Kalkwarf, filed on August 9, 2002;

      - James L. Gessford, on behalf of himself and all others similarly situated, v. Charter Communications, Inc., Jerald L. Kent, Carl E. Vogel and Kent D. Kalkwarf, filed on August 13, 2002;

      -     Lee Posner, on behalf of himself and all others similarly situated,
            v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on September 9, 2002;

      - Laurence Balfus, on behalf of himself and all others similarly situated, v. Charter Communications, Inc., Paul Allen, Jerald L. Kent, Carl E. Vogel and Kent Kalkwarf, filed on September 12, 2002;

      -     John Dortch, on behalf of himself and all others similarly situated,
            v. Charter Communications, Inc., Jerald L. Kent, Carl E. Vogel and Kent D. Kalkwarf, filed on September 12, 2002; and

      - StoneRidge Investment Partners LLC, by itself and on behalf of all others similarly situated, v. Charter Communications, Inc., Paul G. Allen, Jerald L. Kent, Carl E. Vogel and Kent Kalkwarf, filed on September 30, 2002

            In the United States District Court for the Central District of California

      - Mytien Ngo, individually and on behalf of all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on July 31, 2002;

      - David Birnbaum, individually and on behalf of all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on August 6, 2002;

      - Fred B. Storey, individually and on behalf of all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on August 12, 2002; and

      - Patricia Morrow, individually and on behalf of all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on August 13, 2002

            In the United States District Court for the Southern District of Illinois

      - George Pike, for himself and on behalf of all others similarly situated, v. Charter Communications, Inc., Paul G. Allen, Jerald L. Kent and Carl E. Vogel, filed on August 15, 2002

            In the United States District Court for the District of Columbia

      - Evelyn Gadol, individually and on behalf of all others similarly situated, v. Charter Communications, Inc., Carl E. Vogel and Kent Kalkwarf, filed on August 27, 2002

In October 2002, Charter Communications, Inc. filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. We have received a consolidated complaint from lead plaintiff which includes as defendants several former and present officers of the Company, as well as our former outside auditors and a vendor/supplier of digital set-top terminals. The court has not yet permitted the filing of this consolidated complaint. No response from us will be due until after the consolidated complaint has been filed.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in Missouri state court against Charter Communications, Inc. and its current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on our behalf, are sought by the plaintiffs.

The State Derivative Action is entitled:

      - Kenneth Stacey, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter Communications, Inc. and its current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter Communications, Inc. by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on our behalf, are sought by the plaintiffs.

The Federal Derivative Action is entitled:

      - Arthur Cohn, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter Communications, Inc. and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter Communications, Inc. at an unfair price. The lawsuits were brought on behalf of Charter

Communications, Inc.'s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such purported or threatened transaction by Mr. Allen has been presented.

The Delaware Class Actions consist of:

      - Eleanor Leonard, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 12, 2002;

      - Helene Giarraputo, on behalf of herself and all others similarly situated, v. Paul G. Allen, Carl E. Vogel, Marc B. Nathanson, Ronald
            L. Nelson, Nancy B. Peretsman, William Savoy, John H. Tory, Larry W. Wangberg, and Charter Communications, Inc., filed on August 13, 2002;

      - Ronald D. Wells, Whitney Counsil and Manny Varghese, on behalf of themselves and all others similarly situated, v. Charter Communications, Inc., Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, filed on August 13, 2002;

      - Gilbert Herman, on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 14, 2002;

      - Stephen Noteboom, on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 16, 2002; and

      - John Fillmore on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on October 18, 2002.

All of the lawsuits discussed above are each in preliminary stages, and no dispositive motions or other responses to any of the complaints have been filed. Charter Communications, Inc. intends to vigorously defend the lawsuits.

GOVERNMENT INVESTIGATIONS. In August of 2002, Charter Communications, Inc. became aware of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter Communications, Inc. reported customer numbers, refunds that Charter Communications, Inc. sought from programmers and its reporting of amounts received from digital set-top terminal suppliers for advertising. We have been advised by the U.S. Attorney's Office that no member of the Board of Directors, including our Chief Executive Officer, is a target of the investigation. We are fully cooperating with the investigation.

On November 4, 2002, Charter Communications, Inc. received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission. The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter Communications, Inc.'s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. We are actively cooperating with the SEC Staff.

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

INSURANCE. Charter Communications, Inc. has directors' and officers' liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

As previously reported, on August 31, 2001, in connection with Charter's acquisition of Cable USA, Inc. and certain cable system assets from affiliates of Cable USA, Inc., Charter issued 505,664 shares of Series A Convertible Redeemable Preferred Stock (Preferred Stock) valued at $50.6 million as a portion of the merger consideration and asset purchase price consideration for the acquisition of such assets. On February 28, 2003, Charter issued and released the 39,595 shares of Preferred Stock that then remained subject to indemnity holdback provisions under the transaction documents, which shares have an aggregate liquidation preference of $3,959,500. At March 31, 2003, there were 545,259 shares of Preferred Stock outstanding with an aggregate liquidation preference of $54,525,900. Each share of Preferred Stock is convertible into approximately 4.047 shares of Class A common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Shares of our Series A Convertible Redeemable Preferred Stock are to receive dividends, "when, as and if" declared by our board of directors, at a rate per annum of 5.75% of the liquidation preference. Such dividends are payable quarterly in arrears on each March 31, June 30, September 30 and December 31 of each year with respect to each share of Preferred Stock then outstanding. If for any reason we fail to make payment of all then accrued dividends on any such dividend payment date, the dividend rate with respect to dividends accruing from and after such dividend payment date are increased to 7.75% until such prior dividend payment has been made. Our board did not declare, and we therefore did not pay, the dividends for the quarter ended March 31, 2003 totaling $0.7 million (which represented accruals commencing January 1, 2003 with respect to the 505,664 shares then outstanding and from and after February 28, 2003 with respect to the 39,595 newly issued shares described in Item 2 above). Accordingly, dividends on these shares are accruing at a rate of 7.75% of the liquidation preference per annum for the period from and after March 31, 2003 until the March 31 dividend is declared and paid in full.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

     Exhibit
     Number       Description of Document
     ------       -----------------------
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

* filed herewith

(b) REPORTS ON FORM 8-K

      On March 18, 2003, the registrant filed a current report on Form 8-K dated March 14, 2003 to announce the resignation of Ralph G. Kelly, Senior Vice President and Treasurer.

      On April 1, 2003, the registrant filed a current report on Form 8-K dated March 31, 2003 to furnish 2002 operating results and the restated financial results for 2001 and 2000.

      On May 7, 2003, the registrant filed a current report on Form 8-K dated May 7, 2003 to furnish 2003 first quarter results.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHARTER COMMUNICATIONS, INC.,
                                  Registrant


Dated: May 14, 2003               By: /s/ STEVEN A. SCHUMM
                                      ----------------------------------------
                                      Name:  Steven A. Schumm
                                      Title: Executive Vice President and
                                             Chief Administrative Officer and
                                             Interim Chief Financial Officer
                                             (Principal Financial Officer)


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


/s/ Carl E. Vogel

-----------------------
Carl E. Vogel
Chief Executive Officer

I, Steven A Schumm, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003


/s/ Steven A. Schumm

--------------------------------
Steven A. Schumm
Chief Administrative Officer and
interim Chief Financial Officer