Form 10-Q/A
period 2002-09-30
CHARTER COMMUNICATIONS INC /MO/
filed 2003-06-03
CIK 1091667

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Charter Communications, Inc.
Quarterly Report on Form 10-Q/A for the Period ended September 30, 2002
Table of Contents

Explanatory Note

This quarterly report on Form 10-Q/A is being filed to amend Item 4. "Controls and Procedures." Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Item 4. "Controls and Procedures" as amended. This report continues to speak as of the date of the original filing of the Form 10-Q on November 19, 2002, and the registrant has not updated the disclosures in this report to speak as of a later date (except where necessary to reflect the change in titles of various members of management).

PART I. FINANCIAL INFORMATION.

ITEM 4. CONTROLS AND PROCEDURES.

Within 90 days prior to November 19, 2002 (i.e., the original filing date of the report amended hereby), management, including our Chief Executive Officer, our then Chief Financial Officer and our then Chief Administrative Officer (and current interim Chief Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer, our then Chief Financial Officer and our then Chief Administrative Officer (and current interim Chief Financial Officer) concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC., Registrant

Dated: June 2, 2003

By: /s/ STEVEN A. SCHUMM Name: Steven A. Schumm Title: Executive Vice President, Chief Administrative Officer and Interim Chief Financial Officer (Principal Financial Officer)

By: /s/ PAUL E. MARTIN Name: Paul E. Martin Title: Senior Vice President and Corporate Controller (Principal Accounting Officer)

CERTIFICATIONS

Certification of Chief Executive Officer

I, Carl E. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Charter Communications, Inc. ("Quarterly Report");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. [Omitted];

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the original filing date of the Quarterly Report on Form 10-Q amended by this report (the "Evaluation Date"); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 2, 2003

/s/ Carl E. Vogel
Carl E. Vogel
Chief Executive Officer

Certification of Chief Financial Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Charter Communications, Inc. ("Quarterly Report");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. [Omitted];

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the original filing date of the Quarterly Report on Form 10-Q amended by this report (the "Evaluation Date"); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 2, 2003

/s/ Steven A. Schumm
Steven A. Schumm
Chief Administrative Officer and
Interim Chief Financial Officer