Form 10-Q
period 2003-06-30
CHARTER COMMUNICATIONS INC /MO/
filed 2003-08-05
CIK 1091667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

     Number of shares of Class A common stock outstanding as of July 30, 2003: 294,527,595

     Number of shares of Class B common stock outstanding as of July 30, 2003: 50,000

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independent Accountants’ Review Report
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
SECOND AMENDED AND RESTATED CREDIT AGREEMENT
AMENDED AND RESTATED LIMITED LIABILITY AGREEMENT
COMMITMENT LETTER
LETTER FROM VULCAN INC.
AMENDED AND RESTATED MANAGEMENT AGREEMENT
AMENDED AND RESTATED MUTUAL SERVICES AGREEMENT
LETTER AGREEMENT
LETTER RE UNAUDITED INTERIM FINANCIAL STATEMENTS
CERTIFICATE OF CHIEF EXECUTIVE OFFICER
CERTIFICATE OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended June 30, 2003

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) in this Quarterly Report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) in this Quarterly Report. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the “SEC”, and include, but are not limited to:

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video and data services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our and our subsidiaries’ ability to comply with all covenants in our indentures and their credit facilities and indentures, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross default provisions;

•	our and our subsidiary’s ability to consummate the tender offers for the outstanding notes described in this Quarterly Report, as well as the cost and availability of funding to refinance the remaining debt as it becomes due, commencing in 2005;

•	availability of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	any adverse consequences arising out of our and our subsidiaries’ prior restatement of the financial statements described herein;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, the pending SEC Division of Enforcement investigation and the putative class action and derivative shareholders litigation against us.;

•	our ability to achieve free cash flow;

•	our ability to obtain programming at reasonable prices or pass cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We undertake no duty or obligation to update any of the forward-looking statements after the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.

Independent Accountants’ Review Report

The Board of Directors and Shareholders
Charter Communications, Inc.:

We have reviewed the accompanying interim consolidated balance sheet of Charter Communications, Inc., and subsidiaries as of June 30, 2003, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the interim consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

As discussed in Note 16 to the interim consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

/s/ KPMG LLP

St. Louis, Missouri
July 31, 2003

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$212	$321
Accounts receivable, less allowance for doubtful accounts of $17 and $19, respectively	228	259
Receivables from related party	—	8
Prepaid expenses and other current assets	33	45

Total current assets	473	633

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $3,363 and $2,634, respectively	7,194	7,679
Franchises, net of accumulated amortization of $3,456 and $3,452, respectively	13,723	13,727

Total investment in cable properties, net	20,917	21,406

OTHER ASSETS	340	345

Total assets	$21,730	$22,384

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,180	$1,405

Total current liabilities	1,180	1,405

LONG-TERM DEBT	18,867	18,671

DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14

OTHER LONG-TERM LIABILITIES	1,074	1,177

MINORITY INTEREST	714	1,025

PREFERRED STOCK – REDEEMABLE; $.001 par value; 1 million shares authorized; 545,259 and 505,664 shares issued and outstanding, respectively	55	51

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common stock; $.001 par value; 1.75 billion shares authorized; 294,527,595 and 294,620,408 shares issued and outstanding, respectively	—	—
Class B Common stock; $.001 par value; 750 million shares authorized; 50,000 shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized; no non-redeemable shares issued and outstanding	—	—
Additional paid-in capital	4,697	4,697
Accumulated deficit	(4,829)	(4,609)
Accumulated other comprehensive loss	(42)	(47)

Total shareholders’ equity (deficit)	(174)	41

Total liabilities and shareholders’ equity (deficit)	$21,730	$22,384

See accompanying notes to consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
Unaudited

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

		(restated)		(restated)
REVENUES	$1,217	$1,137	$2,395	$2,211

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization and other items listed below)	488	447	973	873
Selling, general and administrative	232	243	467	465
Depreciation and amortization	377	361	756	687
Option compensation expense, net	—	1	—	3
Special charges, net	8	—	10	1

	1,105	1,052	2,206	2,029

Income from operations	112	85	189	182

OTHER EXPENSE:
Interest expense, net	(386)	(373)	(776)	(735)
Other, net	(12)	(66)	—	(35)

	(398)	(439)	(776)	(770)

Loss before minority interest, income taxes and cumulative effect of accounting change	(286)	(354)	(587)	(588)
MINORITY INTEREST	151	188	311	312

Loss before income taxes and cumulative effect of accounting change	(135)	(166)	(276)	(276)
INCOME TAX BENEFIT	98	6	58	6

Loss before cumulative effect of accounting change	(37)	(160)	(218)	(270)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	—	—	—	(206)

Net loss	(37)	(160)	(218)	(476)
Dividends on preferred stock – redeemable	(1)	(1)	(2)	(2)

Net loss applicable to common stock	$(38)	$(161)	$(220)	$(478)

LOSS PER COMMON SHARE, basic and diluted	$(0.13)	$(0.55)	$(0.75)	$(1.62)

Weighted average common shares outstanding, basic and diluted	294,474,596	294,453,454	294,471,798	294,424,366

See accompanying notes to consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Six Months Ended
	June 30,

	2003	2002

		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(218)	$(476)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	(311)	(312)
Depreciation and amortization	756	687
Noncash interest expense	211	191
Loss (gain) on derivative instruments and hedging activities, net	(4)	30
Deferred income taxes	(58)	(6)
Cumulative effect of accounting change	—	206
Other, net	2	6
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	32	58
Prepaid expenses and other assets	7	(3)
Accounts payable, accrued expenses and other	(140)	(142)
Receivables from and payables to related party, including deferred management fees	8	(2)

Net cash flows from operating activities	285	237

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(264)	(1,038)
Change in accounts payable and accrued expenses related to capital expenditures	(113)	(84)
Payments for acquisitions, net of cash acquired	—	(125)
Purchases of investments	(4)	(8)
Other, net	(5)	1

Net cash flows from investing activities	(386)	(1,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	346	2,453
Repayments of long-term debt	(340)	(1,393)
Payments for debt issuance costs	(14)	(39)
Capital contributions	—	1

Net cash flows from financing activities	(8)	1,022

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(109)	5
CASH AND CASH EQUIVALENTS, beginning of period	321	2

CASH AND CASH EQUIVALENTS, end of period	$212	$7

CASH PAID FOR INTEREST	$562	$534

See accompanying notes to consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization

Charter Communications, Inc. (Charter) is a holding company whose principal assets at June 30, 2003 are the 46.5% controlling common equity interest in Charter Communications Holding Company, LLC (Charter Holdco) and mirror notes that are payable by Charter Holdco to Charter which have the same principal amount and terms as those of Charter’s convertible senior notes. Charter Holdco is the sole owner of Charter Communications Holdings, LLC (Charter Holdings). Charter, Charter Holdco, Charter Holdings and its subsidiaries are collectively referred to herein as the “Company.” The Company owns and operates cable systems that provide a full range of video, data, telephony and other advanced broadband services. The Company also provides commercial high-speed data, video, telephony and Internet services and sells advertising and production services.

2.	Responsibility for Interim Financial Statements

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company’s Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. The accompanying consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

The Company has incurred net losses of $38 million and $220 million for the three and six months ended June 30, 2003, respectively, and $161 million and $478 million for the three and six months ended June 30, 2002, respectively. The Company’s net cash flows from operating activities were $285 million and $237 million for the six months ended June 30, 2003 and 2002, respectively. In addition, the Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under the credit facilities of the Company’s subsidiaries, by issuances of debt and equity securities and through cash on hand. The mix of funding sources changes from period to period, but for the six months ended June 30, 2003, approximately 71% of the Company’s funding requirements were from cash flows from operating activities, approximately 2% was from borrowings under the credit facilities of the Company’s subsidiaries and 27% was from cash on hand. For the six months ended June 30, 2003, the Company increased its borrowings under its subsidiaries’ credit facilities by $8 million and decreased cash on hand by $109 million.

The Company expects that cash on hand, cash flows from operating activities and the funds available under its subsidiaries’ credit facilities will be adequate to meet its 2003 cash needs. However, these credit facilities are subject to certain restrictive covenants, portions of which are subject to the operating results of the Company’s subsidiaries. The Company’s 2003 operating plan anticipates maintaining compliance with these covenants. If the Company’s actual operating results do not maintain compliance with these covenants, or if other events of

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

noncompliance occur, funding under the bank facilities may not be available and defaults on some or potentially all debt obligations could occur. In order to improve the Company’s subsidiaries’ ability to satisfy their leverage ratio covenants under their credit facilities, the Company’s subsidiary, CCO Holdings, LLC, entered into a backup credit facility commitment with Vulcan Inc., which is an affiliate of Paul G. Allen, described in Note 7.

In addition, the Company has engaged in discussions which may result in sales of non-core assets. In particular, the Company has signed a definitive agreement for the sale of its Port Orchard, Washington system, which is valued at approximately $91 million, subject to adjustments. The Company has solicited bids on certain non-core assets and has exchanged contract drafts, but no agreements or letters of intent have been entered into in connection with those bids. No assurances can be given that the Company’s efforts to sell any of these assets will be successful. The Company could experience liquidity problems because of adverse market conditions or other unfavorable events or if the Company does not obtain sufficient additional financing or complete non-core asset sales on a timely basis.

Charter’s ability to make payments on its convertible senior notes is dependent on its ability to obtain additional financing and on Charter Holdings and the Company’s other subsidiaries making distributions, loans, or payments to Charter Holdco, and on Charter Holdco paying or distributing such funds to Charter. The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions up to its formulaic capacity to Charter Holdco only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under the indentures and other specified tests are met. However, in the event that Charter Holdings could not incur any additional debt under the 8.75 to 1.0 leverage ratio, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to its formulaic capacity, if there is no default under the indentures. For the purpose of the leverage test computation, management fees, as defined by the indentures governing the Charter Holdings notes, were $19 million and $39 million for the three months and six months ended June 30, 2003, respectively and $17 million and $32 million for the three months and six months ended June 30, 2002, respectively. Charter Holdings met that leverage ratio test, there were no defaults under the Charter Holdings indentures and other specified tests were met for the quarter ended June 30, 2003.

Accordingly, Charter’s ability to make interest payments, or principal payments at maturity in 2005 and 2006, with respect to its currently outstanding convertible senior notes is contingent upon it obtaining additional financing or receiving distributions or other payments from its subsidiaries. As discussed in Note 7, to address these liquidity concerns, Charter and Charter Holdings have commenced tender offers to purchase a portion of their outstanding convertible senior notes, senior notes and senior discount notes. These tender offers are contingent on, among other things, the successful completion of financing transactions.

The Company’s long-term financing structure as of June 30, 2003 includes $7.8 billion of credit facility debt, $9.7 billion of high-yield debt and $1.4 billion of convertible senior debentures. Approximately $152 million of this financing matures during the remainder of 2003, and the Company expects to fund this through availability under its credit facilities. Note 7 summarizes the Company’s current availability under its credit facilities and its long-term debt.

4.	Restatement of Consolidated Financial Results

As discussed in the Company’s 2002 Form 10-K, the Company identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments have been reflected in the accompanying consolidated financial statements and reduced revenues for the three and six months ended June 30, 2002 by $21 million and $26 million, respectively. The Company’s consolidated net loss decreased by $42 million for the three months ended June 30, 2002 and increased by $100 million for the six months ended June 30, 2002. In addition, as a result of certain of these adjustments, the Company’s statement of cash flows for the six months ended June 30, 2002 has been restated. Cash flows from operating activities for the six months ended June 30, 2002 increased by $10 million. The more significant categories of adjustments relate to the following as outlined below.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $18 million and $20 million for the three and six months ended June 30, 2002, respectively. The corresponding amortization of such deferred amounts reduced programming expenses by $12 million and $23 million for the three and six months ended June 30, 2002, respectively.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $2 million and $3 million for the three and six months ended June 30, 2002, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of the Company’s rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $25 million and $26 million for the three and six months ended June 30, 2002, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $11 million and $19 million for the three and six months ended June 30, 2002, respectively. The Company discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, the Company initiated a three-year program to replace and upgrade a substantial portion of its network. In connection with this plan, the Company assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that $1 billion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. The Company also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise costs by $627 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $118 million and $238 million for the three and six months ended June 30, 2002, respectively.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $1.4 billion with a corresponding increase in deferred tax liabilities of $1.2 billion. The balance of the entry was recorded to equity and minority interest. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of the Company’s rebuild and upgrade of its network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by $627 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the cumulative effect of accounting change recorded upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 by $199 million before minority interest and tax effects for the six months ended June 30, 2002.

Other Adjustments. In addition to the items described above, other adjustments of expenses include additional amounts charged to special charges related to the 2001 restructuring plan, certain tax reclassifications from tax

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is an increase of $3 million and $5 million for the three and six months ended June 30, 2002, respectively.

The following tables summarize the effects of the adjustments on the consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 2002 (dollars in millions, except share data).

Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002

	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated

Revenue	$1,158	$1,137	$2,237	$2,211
Income (loss) from operations	8	85	(30)	182
Minority interest	229	188	427	312
Cumulative effect of accounting change, net of tax	—	—	—	(206)
Net loss applicable to common stock	(203)	(161)	(378)	(478)
Loss per common share	(0.69)	(0.55)	(1.28)	(1.62)

Consolidated Statement of Cash Flows

	Six Months Ended
	June 30, 2002

	As Previously
	Reported	Restated

Net cash flows from operating activities	$227	$237
Net cash flows from investing activities	(1,248)	(1,254)
Net cash flows from financing activities	1,026	1,022

5.	Franchises and Goodwill

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

view to whether or not the Company is in compliance with any technology upgrading requirements. Certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs are amortized on a straight-line basis over 10 years.

The following table presents the Company’s indefinite-lived and finite-lived intangible assets as of June 30, 2003 and December 31, 2002 (dollars in millions):

	June 30, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchise with indefinite lives	$17,076	$3,428	$13,648	$17,076	$3,428	$13,648
Goodwill	54	—	54	54	—	54

	$17,130	$3,428	$13,702	$17,130	$3,428	$13,702

Finite-lived intangible assets:
Franchises with finite lives	$103	$28	$75	$103	$24	$79

Franchise amortization expense for the three and six months ended June 30, 2003 and 2002 was $2 million and $4 million, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $9 million.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2003 and December 31, 2002 (dollars in millions):

	June 30,	December 31,
	2003	2002

Accounts payable	$131	$290
Capital expenditures	28	141
Accrued interest	248	243
Programming costs	301	237
Accrued general and administrative	150	126
Franchise fees	55	68
State sales tax	64	67
Other accrued expenses	203	233

	$1,180	$1,405

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Long-Term Debt

Long-term debt consists of the following as of June 30, 2003 and December 31, 2002 (dollars in millions):

	June 30, 2003		December 31, 2002

	Face	Accreted	Face	Accreted
	Value	Value	Value	Value

Long-Term Debt
Charter Communications, Inc.:
October and November 2000
5.75% convertible senior notes due 2005	$750	$750	$750	$750
May 2001
4.75% convertible senior notes due 2006	633	633	633	633
Charter Holdings:
March 1999
8.250% senior notes due 2007	600	599	600	599
8.625% senior notes due 2009	1,500	1,497	1,500	1,497
9.920% senior discount notes due 2011	1,475	1,372	1,475	1,307
January 2000
10.000% senior notes due 2009	675	675	675	675
10.250% senior notes due 2010	325	325	325	325
11.750% senior discount notes due 2010	532	446	532	421
January 2001
10.750% senior notes due 2009	900	900	900	900
11.125% senior notes due 2011	500	500	500	500
13.500% senior discount notes due 2011	675	484	675	454
May 2001
9.625% senior notes due 2009	350	350	350	350
10.000% senior notes due 2011	575	575	575	575
11.750% senior discount notes due 2011	1,018	733	1,018	693
January 2002
9.625% senior notes due 2009	350	348	350	348
10.000% senior notes due 2011	300	298	300	298
12.125% senior discount notes due 2012	450	297	450	280
Renaissance:
10.00% senior discount notes due 2008	114	116	114	113
CC V Holdings:
11.875% senior discount notes due 2008	180	172	180	163
Other long-term debt	—	—	1	1
Credit Facilities
Charter Operating	4,583	4,583	4,542	4,542
CC VI	931	931	926	926
Falcon Cable	1,161	1,161	1,155	1,155
CC VIII Operating	1,122	1,122	1,166	1,166

	$19,699	$18,867	$19,692	$18,671

Charter Operating Credit Facilities. The Charter Operating credit facilities were amended and restated as of June 19, 2003 to allow for the insertion of intermediate holding companies between Charter Holdings and Charter Communications Operating, LLC (“Charter Operating”). In exchange for the lenders’ consent to the organizational restructuring described below, Charter Operating increased pricing by 50 basis points in the existing Charter Operating pricing grid across all levels. The organizational restructuring consisted of Charter Holdings first forming CCH II, LLC, and then contributing all of the equity interests in all of its subsidiaries (except Charter

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Communications Holdings Capital Corporation, the co-issuer of the Charter Holdings senior notes and senior discount notes, and Charter Operating) to a newly-formed subsidiary (CCO NR Holdings, LLC), and then contributing CCO NR Holdings, LLC to Charter Operating. Charter Holdings then contributed Charter Operating to a newly formed subsidiary (CCO Holdings, LLC), which was then contributed to CCH II, LLC. Thereafter, CCH I, LLC was formed as a new subsidiary of Charter Holdings, and Charter Holdings contributed its interest in CCH II, LLC to CCH I, LLC.

Obligations under the Charter Operating credit facilities are guaranteed by Charter Holdings, CCO Holdings and by Charter Operating’s subsidiaries, other than the non-recourse subsidiaries, subsidiaries precluded from so guaranteeing by reason of the provisions of other indebtedness to which they are subject, and immaterial subsidiaries. The obligations under the Charter Operating credit facilities are secured by pledges of all equity interests owned by Charter Operating in its subsidiaries (other than CCO NR Holdings, LLC and its subsidiaries), all equity interests owned by its guarantor subsidiaries in their respective subsidiaries, and intercompany obligations owing to Charter Operating and/or its guarantor subsidiaries by their affiliates. CCO Holdings, LLC has guaranteed Charter Operating’s obligations under the credit facilities and pledged its equity interest in Charter Operating as collateral.

Tender Offers. Charter publicly announced cash tender offers to purchase up to $350 million in aggregate principal amount of its outstanding convertible senior notes, and Charter Holdings publicly announced tender offers to purchase up to $1.1 billion in aggregate principal amount of certain senior notes and senior discount notes co-issued by Charter Holdings and Charter Communications Holdings Capital Corporation. Charter Holdings may increase the aggregate principal amount tendered for all series of Charter Holdings notes up to $1.775 billion. These tender offers are subject to a number of conditions, including the successful completion of the private placement of debt described in the next paragraph.

Charter and Charter Holdco intend to fund the tender offers with proceeds from private placements of $1.7 billion aggregate principal amount of new senior notes by the Company’s newly-formed subsidiaries. The new senior notes to be issued in the concurrent private placements have not been and will not be registered under the Securities Act of 1933 and may not be offered in the United States absent registration or an applicable exemption from registration requirements. There is no assurance that these offerings will be successful.

Vulcan Inc. Commitment. The Company’s subsidiary entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen. Pursuant to the letter, Vulcan Inc. agreed to lend, or cause an affiliate to lend to CCO Holdings, LLC (“CCO Holdings”), an indirect subsidiary of Charter, an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit, subject to negotiation and execution of definitive documentation, to provide funding to the Company to the extent necessary to comply with leverage ratio covenants of its subsidiaries’ credit facilities in future quarters. However, there can be no assurance that the Company or its subsidiary will choose to draw down funds under such facility or that such facility will prevent a violation of the covenants of our subsidiaries’ credit facilities. In June 2003, Vulcan Inc. agreed to remove the requirement that definitive documentation for the facility be entered into by June 30, 2003, since Charter had determined that it would not need to draw on the facility for the quarter ending June 30, 2003. Vulcan’s commitment will continue until March 31, 2004, subject to the execution and delivery of definitive documents by that date. The revised agreement provides that the $3 million balance of the facility fee provided for in the original commitment letter would be earned as of June 30, 2003, and payable over three years in equal quarterly installments. In addition, the parties agreed that CCO Holdings will pay an extension fee of 0.50% of the commitment amount per annum from June 30, 2003, until the earliest to occur of their termination of the commitment, the expiration of the commitment by its terms or the date of execution of the definitive documentation for the facility.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the unused total potential availability under each of the Company’s credit facilities and the availability as limited by financial covenants as of June 30, 2003, which become more restrictive over the term of each facility before becoming fixed (dollars in millions):

	Unused Total	Availability As
	Potential	Limited By Financial
	Availability	Covenants

Charter Operating	$575	$573
CC VI	244	187
Falcon Cable	157	126
CC VIII Operating	329	323

Total	$1,305	$1,209

8.	Minority Interest and Equity Interest of Charter Holdco

The Company is a holding company whose principal assets are its controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems and mirror notes that are payable by Charter Holdco to the Company which have the same principal amount and terms as those of the Company’s convertible senior notes. Minority interest on the Company’s consolidated balance sheets represents the ownership percentages of Charter Holdco not owned by the Company, or 53.5% of total members’ equity of Charter Holdco, plus $675 million and $668 million of preferred membership interests in CC VIII, LLC (CC VIII), an indirect subsidiary of Charter Holdco, as of June 30, 2003 and December 31, 2002, respectively. As more fully described in Note 17, this preferred interest arises from the approximately $630 million of preferred units issued by CC VIII in connection with the Bresnan acquisition in February 2000. Members’ equity of Charter Holdco was $73 million and $662 million as of June 30, 2003 and December 31, 2002, respectively. Gains and losses arising from the issuance by Charter Holdco of its membership units are recorded as capital transactions, thereby increasing or decreasing shareholders’ equity and decreasing or increasing minority interest on the accompanying consolidated balance sheets. Changes to minority interest consist of the following for the periods presented (dollars in millions):

Minority
Interest

Balance, December 31, 2002	$1,025
Minority interest in loss of a subsidiary	(311)
Changes in fair value of interest rate agreements	5
Other	(5)

Balance, June 30, 2003	$714

9.	Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in accumulated other comprehensive loss. Comprehensive loss for the three months ended June 30, 2003 and 2002 was $37 million and $175 million, respectively, and $216 million and $484 million for the six months ended June 30, 2003 and 2002, respectively.

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

The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended June 30, 2003 and 2002, other expense includes losses of $1 million and $4 million, respectively, and for the six months ended June 30, 2003 and 2002, other expenses includes gains of $8 million and losses of $5 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. For the three and six months ended June 30, 2003 a gain of $2 million and $9 million, respectively, and for the three and six months ended June 30, 2002, a loss of $29 million and $12 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as a gain or loss on interest rate agreements. For the three months ended June 30, 2003 and 2002, the Company recorded other expense of $9 million and $59 million, respectively, and for the six months ended June 30, 2003 and 2002, recorded other expense of $3 million and $24 million, respectively, for interest rate derivative instruments not designated as hedges.

At both June 30, 2003 and December 31, 2002, the Company had outstanding $3.4 billion and $520 million in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The Company does not hold collateral for these instruments and is therefore subject to credit loss in the event of nonperformance by the counterparty to the interest rate exchange agreement. However the counterparties are banks and we do not anticipate nonperformance by any of them on any interest rate exchange agreement.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Revenues

Revenues consist of the following for the three and six months ended June 30, 2003 and 2002 (dollars in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Analog video	$722	$716	$1,441	$1,407
Digital video	185	176	364	341
High-speed data	136	79	258	143
Advertising sales	67	72	124	130
Other	107	94	208	190

	$1,217	$1,137	$2,395	$2,211

12.	Operating Expenses

Operating expenses consist of the following for the three and six months ended June 30, 2003 and 2002 (dollars in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Programming costs	$313	$294	$627	$577
Advertising sales	23	21	44	40
Service costs	152	132	302	256

	$488	$447	$973	$873

The Company has various contracts and other arrangements to obtain basic, premium and digital programming from program suppliers that receive compensation typically based on a monthly flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in the month the programming is available for exhibition.

13.	Special Charges

In the fourth quarter of 2002, the Company recorded a special charge of $35 million, of which $31 million was associated with its workforce reduction program and the consolidation of its operations from three divisions and ten regions into five operating divisions, elimination of redundant practices and streamlining its management structure. The remaining $4 million related to legal and other costs associated with the Company’s ongoing grand jury investigation, shareholder lawsuits and SEC investigation. The $31 million charge related to realignment activities, included severance costs of $28 million related to approximately 1,400 employees identified for termination as of December 31, 2002 and lease termination costs of $3 million. During the three and six months ended June 30, 2003, an additional 400 and 700 employees, respectively, were identified for termination, and additional severance costs of $8 million and $15 million, respectively, were recorded in special charges. In total, approximately 400 and 1,900 employees were terminated during the three and six months ended June 30, 2003, respectively. Severance payments are generally made over a period of up to twelve months with approximately $15 million and $23 million, respectively, paid during the three and six months ended June 30, 2003. As of June 30, 2003 and December 31, 2002, a liability of approximately $22 million and $31 million, respectively, is recorded on the accompanying consolidated balance sheets related to the realignment activities. For the six months ended June 30, 2003, the additional severance costs were offset by a $5 million settlement from the Internet service provider Excite@Home

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

related to the conversion of approximately 145,000 high-speed data customers to Charter Pipeline service in 2001, for which costs of $15 million were recorded in the fourth quarter of 2001.

In December 2001, the Company implemented a restructuring plan to reduce its workforce in certain markets and reorganize its operating divisions from two to three and operating regions from twelve to ten. The restructuring plan was completed during the first quarter of 2002, resulting in the termination of approximately 320 employees and severance costs of $4 million, of which $1 million was recorded in the first half of 2002.

14.	Income Taxes

All operations are held through Charter Holdco and its direct and indirect subsidiaries. Charter Holdco and the majority of its subsidiaries are not subject to income tax. However, certain of these subsidiaries are corporations and are subject to income tax. All of the taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members: Charter, Charter Investment, Inc. (“Charter Investment”), Vulcan Cable III Inc. (“Vulcan Cable”), and certain former owners of acquired companies. Charter is responsible for its share of taxable income or loss of Charter Holdco allocated to it in accordance with the Charter Holdco amended and restated limited liability company agreement and partnership tax rules and regulations.

As of June 30, 2003 and December 31, 2002, the Company has net deferred income tax liabilities of approximately $441 million and $499 million, respectively. Approximately $233 million and $232 million of the deferred tax liabilities recorded in the financial statements at June 30, 2003 and December 31, 2002, respectively, relate to certain indirect subsidiaries of Charter Holdco, which file separate income tax returns.

During the three and six months ended June 30, 2003, the Company recorded $98 million and $58 million of income tax benefit, respectively. The income tax benefits were realized primarily through reductions in the deferred tax liability related to Charter’s investment in Charter Holdco, as a result of Charter receiving tax loss allocations from Charter Holdco in 2003. Previously the tax losses had been allocated to Vulcan Cable and Charter Investment in accordance with the Special Loss Allocations provided under the Charter Holdco amended and restated limited liability company agreement. During the three and six months ended June 30, 2002, the Company recorded $6 million of income tax benefit related to decreases in the deferred tax liabilities of certain of the Company’s indirect corporate subsidiaries.

The Company has deferred tax assets of $1.6 billion and $1.5 billion as of June 30, 2003 and December 31, 2002, respectively, which primarily relate to the excess of cumulative financial statement losses over cumulative tax losses allocated from Charter Holdco. The deferred tax assets also include $522 million and $322 million of tax net operating loss carryforwards as of June 30, 2003 and December 31, 2002, respectively (generally expiring in years 2003 through 2023) of Charter and its indirect corporate subsidiaries which are subject to separate return limitations.

The total valuation allowance for deferred tax assets is $1.4 billion as of June 30, 2003 and December 31, 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset deferred tax liabilities.

The Company is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2000 and 1999. Management does not expect the results of this examination to have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Complaint. The Court subsequently consolidated the Federal Class Actions for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the consolidated class action. In accordance with the Case Management Order, motions to dismiss the Consolidated Complaint are due in August 2003.

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

In August 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers, and various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter is fully cooperating with the SEC Staff.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Charter has directors’ and officers’ liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies.

16.	Stock-based Compensation

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions will result in utilizing a preferable accounting method, as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, the fair value method will be applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. Management believes the adoption of these provisions will not have a material impact on the consolidated results of operations or financial position of the Company. The ongoing effect on consolidated results of operations or financial position will be dependent upon future stock based compensation awards granted by the Company. Had the Company adopted SFAS No. 123 as of January 1, 2002, using the prospective method, option compensation expense for the three and six months ended June 30, 2002 would have been approximately $2 million and $3 million, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net loss applicable to common stock and loss per common share as reported and the pro forma amounts that would have been reported using the fair value method under SFAS 123 for the years presented (dollars in millions, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss applicable to common stock	$(38)	$(161)	$(220)	$(478)
Pro forma	(43)	(172)	(227)	(504)
Loss per common share, basic and diluted	(0.13)	(0.55)	(0.75)	(1.62)
Pro forma	(0.15)	(0.58)	(0.77)	(1.71)

In July 2003, Charter’s shareholders approved an amendment to the Company’s 2001 Stock Incentive Plan to increase by 30,000,000 shares the number of Class A common stock authorized for issuance under the Plan as well as amendments to the 1999 Option Plan and the 2001 Stock Incentive Plan to authorize the repricing of outstanding options.

17.	Related Parties

Comcast Put Right. As part of the acquisition of the cable television systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, our indirect limited liability company subsidiary, issued Class A Preferred Membership Interests (collectively, the “CC VIII Interest”) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, now owned by Comcast Corporation (the “Comcast Sellers”). While held by the Comcast Sellers, the CC VIII Interest was entitled to a 2% priority return on its initial capital amount and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast Sellers, the CC VIII Interest generally did not share in the profits and losses of CC VIII. Paul G. Allen granted the Comcast Sellers the right to sell to him the CC VIII Interest for approximately $630 million plus 4.5% interest annually from February 2000 (the “Comcast Put Right”). In April 2002, the Comcast Sellers exercised the Comcast Put Right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII Interest indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on the number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen will not be entitled to any priority distributions (except with respect to the 2% priority return, as to which such priority will continue to accrete), and Mr. Allen’s share of any remaining distributions in liquidation will be equal to the initial capital account of the Comcast Sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003. At June 30, 2003, the accreted value of the 2% priority return was $45 million. The limited liability company agreement of CC VIII, LLC does not provide for a mandatory redemption of the CC VIII Interest.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII Interest following consummation of the Comcast Put Right. Charter’s Board of Directors formed a Special Committee initially comprised of Messrs. Tory, Wangberg and Nelson to investigate and take any other appropriate action on its behalf with respect to this matter. Charter’s Board of Directors recently appointed David Merritt to the Special Committee to take the place of Mr. Nelson, who is no longer a director of Charter. After conducting an investigation of the facts and circumstances relating to this matter, the Special Committee has reached a preliminary determination that, due to a mistake that occurred in preparing the Bresnan transaction documents, Charter should seek the reformation of certain contractual provisions in such documents and has notified Mr. Allen of this conclusion. The Special Committee also has preliminarily determined that, as part of such contract reformation, Mr. Allen should be required to contribute the CC VIII Interest to Charter Holdco in exchange for Charter Holdco membership units. The Special Committee also has recommended to the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Board of Directors that, to the extent the contract reformation is achieved, the Board should consider whether the CC VIII Interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them. Mr. Allen has notified the Special Committee that he disagrees with the Special Committee’s preliminary determinations. Accordingly, the parties have begun a process of non-binding mediation to seek to resolve this matter as soon as practicable, but without any prejudice to any rights of the parties if such dispute is not resolved as part of the mediation.

Debt Held by Affiliates. Certain related parties, including members of the Board of Directors and management, hold interests in the Company’s senior convertible debt and senior notes and discount notes of the Company’s subsidiary of approximately $66 million of face value at June 30, 2003.

18.	Recently Issued Accounting Standards

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 will be adopted by the Company for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company’s financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 will be adopted by the Company for financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Charter Communications, Inc. is a holding company whose principal assets as of June 30, 2003 are a 46.5% controlling common equity interest in Charter Communications Holding Company, LLC and mirror notes that are payable by Charter Communications Holding Company, LLC to Charter Communications, Inc. which have the same principal amount and terms as those of Charter Communications, Inc.’s convertible senior notes. We own and operate cable systems serving approximately 6.5 million customers at June 30, 2003. “We,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries. We own and operate cable systems that provide a full range of video, data, telephony and other advanced broadband services. We also provide commercial high-speed data, video, telephony and Internet services and sells advertising and production services.

The following table summarizes our approximate customer statistics for analog and digital video, high-speed data, telephony, and advanced services as of June 30, 2003, December 31, 2002 and June 30, 2002:

	Approximate as of

	June 30,	December 31,	June 30,
	2003 (a)	2002 (a)	2002 (a)

	(unaudited)	(unaudited)	(unaudited)
Video services:
Analog video:
Estimated homes passed (b)	12,189,400	11,925,000	11,800,700
Residential (non-bulk) analog video customers (c)	6,234,500	6,328,900	6,496,500
Multi-dwelling (bulk) and commercial unit customers (d)	252,400	249,900	243,600

Total analog video customers (c)(d)	6,486,900	6,578,800	6,740,100

Estimated penetration of analog video homes passed (b)(c)(d)(e)	53%	55%	57%
Digital video:
Estimated digital homes passed (b)	11,958,200	11,547,000	11,222,500
Digital customers (f)	2,603,900	2,682,800	2,380,500
Estimated penetration of digital homes passed (b)(e)(f)	22%	23%	21%
Digital percentage of analog video customers (c)(d)(f)(g)	40%	41%	35%
Digital set-top terminals deployed	3,680,000	3,772,600	3,305,300
Estimated video-on-demand homes passed (b)	3,371,900	3,195,000	1,994,700
High-speed data services:
Estimated high-speed data homes passed (b)	10,013,100	9,826,000	8,795,200
Residential high-speed data customers (h) (i)	1,349,000	1,138,100	830,200
Estimated penetration of high-speed data homes passed (b)(e)(h)(i)	13%	12%	9%
Dial-up customers	11,700	14,200	18,600
Revenue Generating Units (j):
Analog video customers (c)(d)	6,486,900	6,578,800	6,740,100
Digital customers (f)	2,603,900	2,682,800	2,380,500
High-speed data customers (h)(i)	1,349,000	1,138,100	830,200
Telephony customers (k)	23,700	22,800	17,600

Total revenue generating units (j)	10,463,500	10,422,500	9,968,400

Customer relationships (l)	6,538,900	6,634,700	6,783,900

(a)	“Customers” include all persons corporate billing records show as receiving service, regardless of their payment status, except for complimentary accounts (such as our employees).

(b)	Homes passed represents our estimate of the number of living units, such as single family homes, apartment units and condominium units passed by the cable distribution network in the areas in which we offer the service indicated. Homes passed excludes commercial units passed by the cable distribution network. The figures in this table reflect an increase at June 30, 2003 from our estimated homes passed from that previously reported for March 31, 2003. This increase is in part due to a refinement of methods used to estimate homes passed and in part due to increased line mileage within our network that was not previously reflected.

(c)	Analog video customers include all customers who purchase video services (including those who also purchase high-speed data and telephony services), but excludes approximately 52,000, 55,900 and 43,800 customer relationships, respectively, who pay for high-speed data service only and who are only counted as high-speed data customers. This represents a change in our methodology from prior reports through September 30, 2002, in which high-speed data service only customers were included within our analog video customers. We made this change because we determined that most of these customers were unable to receive our most basic level of analog video service because this service was physically secured or blocked, was unavailable in certain areas or the customers were unaware that this service was available to them. However, this year we initiated a detailed study and determined that 11,100 high-speed data customers have been receiving, or were otherwise upgraded to receive, analog video service. These 11,100 customers have been added to the June 30, 2003 analog video customers since our last quarterly filing.

(d)	Commercial and multi-dwelling structures are calculated on an equivalent bulk unit (“EBU”) basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers. Our policy is not to count complimentary accounts (such as our employees) as customers.

(e)	Penetration represents customers as a percentage of homes passed.

(f)	Digital video customers include all households that have one or more digital set-top terminals. Included in digital video customers at June 30, 2003, December 31, 2002 and June 30, 2002 are approximately 13,300, 27,500 and 11,900 customers, respectively, that receive digital video service directly through satellite transmission.

(g)	Represents the number of digital video customers as a percentage of analog video customers.

(h)	As noted above, all of these customers also receive video service and are included in the video statistics above, except that the video statistics do not include approximately 52,000, 55,900 and 43,800 customers at June 30, 2003, December 31, 2002 and June 30, 2002, respectively, who were high-speed data only customers.

(i)	During the first three quarters of 2002, commercial high-speed data customers were calculated on an Equivalent Modem Unit or EMU basis, which involves converting commercial revenues to residential customer counts. Given the growth plans for our commercial data business, we do not believe that converting commercial revenues to residential customer counts is the most meaningful way to disclose or describe this growing business. We, therefore, excluded 75,300 EMUs that were previously reported in our June 30, 2002 customer totals for comparative purposes.

(j)	Revenue generating units represent the sum total of all primary analog video, digital video, high-speed data and telephony customers, not counting additional outlets within one household. For example, a customer who receives two types of services (such as analog video and digital video) would be treated as two revenue generating units, and if that customer added on high-speed data service, the customer would be treated as three revenue generating units. This statistic is computed in accordance with the guidelines of the National Cable & Telecommunications Association that have been adopted by eleven publicly traded cable operators (including Charter Communications, Inc.) as an industry standard.

(k)	Telephony customers include all households purchasing telephone service.

(l)	Customer relationships include the number of customers that receive at least one level of service encompassing video, data and telephony services, without regard to which service(s) such customers purchase. This statistic is computed in accordance with the guidelines of the National Cable & Telecommunications Association that have been adopted by eleven publicly traded cable operators (including Charter Communications, Inc.) as an industry standard.

Restatement of Consolidated Financial Results

As discussed in our 2002 Form 10-K, we identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments have been reflected in the accompanying consolidated financial statements and reduced revenues for the three and six months ended June 30, 2002 by $21 million and $26 million, respectively. Our consolidated net loss decreased by $42 million for the three months ended June 30, 2002 and increased by $100 million for the six months ended June 30, 2002, respectively. In addition, as a result of certain of these adjustments, our statement of cash flows for the three months ended June 30, 2002 has been restated. Cash flows from operating activities for the six months ended June 30, 2002 increased by $10 million. The more significant categories of adjustments relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $18 million and $20 million for the three and six months ended June 30, 2002, respectively. The corresponding amortization of such deferred amounts reduced programming expenses by $12 million and $23 million for the three and six months ended June 30, 2002.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $2 million and $3 million for the three and six months ended June 30, 2002. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of our rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $25 million and $26 million for the three and six months ended June 30, 2002.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $11 million and $19 million for the three and six months ended June 30, 2002. We discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, we initiated a three-year program to replace and upgrade a substantial portion of our network. In connection with this plan, we assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that $1 billion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. We also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise costs by $627 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $118 million and $238 million for the three and six months ended June 30, 2002.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $1.4 billion with a corresponding increase in deferred tax liabilities of $1.2 billion. The balance of the entry was recorded to equity and minority interest. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of our rebuild and upgrade of its network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by $627 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the cumulative effect of accounting change recorded upon adoption of Statement of Financial Accounting Standards No. 142 by $199 million, before minority interest and tax effects, for the six months ended June 30, 2002.

Other Adjustments. In addition to the items described above, other adjustments of expenses include additional amounts charged to special charges related to the 2001 restructuring plan, certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is an increase of $3 million and $5 million for the three and six months ended June 30, 2002.

The following tables summarize the effects of the adjustments on the consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 2002 (dollars in millions, except per share data).

Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002

	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated

Revenue	$1,158	$1,137	$2,237	$2,211
Income (loss) from operations	8	85	(30)	182
Minority interest	229	188	427	312
Cumulative effect of accounting change, net of tax	—	—	—	(206)
Net loss applicable to common stock	(203)	(161)	(378)	(478)
Loss per common share	(0.69)	(0.55)	(1.28)	(1.62)

Consolidated Statement of Cash Flows

	Six Months Ended
	June 30, 2002

	As Previously
	Reported	Restated

Net cash flows from operating activities	$227	$237
Net cash flows from investing activities	(1,248)	(1,254)
Net cash flows from financing activities	1,026	1,022

Overview

We have had a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. The principal reasons for our prior net losses include our depreciation and amortization expenses and interest costs on borrowed money, which increased in the aggregate by $29 million and $110 million for the three and six months ended June 30, 2003 as compared to the same periods ended June 30, 2002. Continued net losses could have a material adverse impact on our ability to access necessary capital, including under our existing credit facilities.

For the three months ended June 30, 2003 and 2002, our income from operations, which includes depreciation and amortization expense but excludes interest expense, was $112 million and $85 million, respectively. For the six months ended June 30, 2003 and 2002, our income from operations was $189 million and $182 million, respectively. These operating margins increased from 8% for the three months ended June 30, 2002 to 9% for the three months ended June 30, 2003, and remained constant at 8% for the six months ended June 30, 2003 and 2002.

Since our inception and currently, our ability to conduct operations is dependent on our continued access to credit pursuant to our subsidiaries’ credit facilities. The occurrence of an event of default under our subsidiaries’ credit facilities could result in borrowings from these facilities being unavailable to us and could, in the event of a payment default or acceleration, also trigger events of default under our outstanding public notes and would have a material adverse effect on us. In addition, approximately $152 million of our financing matures during the remainder of 2003, which we expect to fund through availability under our subsidiaries’ credit facilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We disclosed our critical accounting policies and the means by which we develop estimates therefor in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the periods presented (dollars in millions, except share data):

	Three Months Ended June 30,

	2003		2002

Revenues	$1,217	100%	$1,137	100%

Costs and expenses:
Operating (excluding depreciation and amortization and other items listed below)	488	40%	447	39%
Selling, general and administrative	232	19%	243	21%
Depreciation and amortization	377	31%	361	32%
Option compensation expense, net	—	—	1	—
Special charges, net	8	1%	—	—

	1,105	91%	1,052	92%

Income from operations	112	9%	85	8%

Interest expense, net	(386)		(373)
Other, net	(12)		(66)

	(398)		(439)

Loss before minority interest and income taxes	(286)		(354)
Minority interest	151		188

Loss before income taxes	(135)		(166)
Income tax benefit	98		6

Net loss	(37)		(160)
Dividends on preferred stock – redeemable	(1)		(1)

Net loss applicable to common stock	$(38)		$(161)

Loss per common share, basic and diluted	$(0.13)		$(0.55)

Weighted average common shares outstanding, basic and diluted	294,474,596		294,453,454

Revenues. Revenues increased by $80 million, or 7%, from $1.1 billion for the three months ended June 30, 2002 to $1.2 billion for the three months ended June 30, 2003. This increase is principally the result of increases in the number of digital video and high-speed data customers as well as price increases.

Average monthly revenue per customer relationship increased from $55 for the three months ended June 30, 2002 to $62 for the three months ended June 30, 2003. Average monthly revenue per customer relationship represents total revenue for the three months ended June 30, divided by three, divided by the average number of customer relationships.

Revenues by service offering are as follows (dollars in millions):

	Three Months Ended June 30,

	2003		2002		2003 over 2002

		% of		% of		%
	Amount	Revenues	Amount	Revenues	Change	Change

Analog video	$722	59%	$716	63%	$6	1%
Digital video	185	15%	176	16%	9	5%
High-speed data	136	11%	79	7%	57	72%
Advertising sales	67	6%	72	6%	(5)	(7)%
Other	107	9%	94	8%	13	14%

	$1,217	100%	$1,137	100%	$80	7%

Analog video revenues consist primarily of revenues from basic services. Analog video revenues increased by $6 million, or 1%, to $722 million for the three months ended June 30, 2003 as compared to $716 million for the three months ended June 30, 2002. The increase was primarily due to general price increases, offset somewhat by the decline in analog video customers. Our goal is to sustain revenues by reversing our analog customer losses, implementing limited price increases on certain services and packages and increasing sales of high-speed data services and digital video services. We have continued to experience analog customer losses in the second quarter as a result of competition and planned rate adjustments implemented in the first and second quarter of 2003. We do not expect further analog rate increases to any significant extent for the remainder of the year; however, it is unclear whether or not we can reverse the trend of analog customer loss.

All of our digital video customers also receive basic analog video service, and digital video revenues consist of the portion of revenues from digital video customers in excess of the amount paid by these customers for analog video service. Additionally, included within digital video revenues are revenues from premium services and pay-per-view services. Digital video revenues increased by $9 million, or 5%, to $185 million for the three months ended June 30, 2003 as compared to $176 million for the three months ended June 30, 2002. The majority of the increase resulted from the addition of approximately 223,400 digital customers. We experienced a net loss of digital customers during the three months ended June 30, 2003, a trend we hope to reverse in the second half of the year through various marketing campaigns we expect to deliver to the marketplace. Whether or not these campaigns will be successful is impossible to predict at this time, as we do not know what competitive marketing or discount offers may be employed by our competition.

High-speed data revenues increased $57 million, or 72%, from $79 million for the three months ended June 30, 2002 to $136 million for the three months ended June 30, 2003. The majority of the increase was primarily due to the addition of 518,800 high-speed data customers. We were able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased from 75% as of June 30, 2002 to 82% as of June 30, 2003 as a result of our system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales decreased $5 million, or 7%, from $72 million for the three months ended June 30, 2002 to $67 million for the three months ended June 30, 2003. For the three months ended June 30, 2003 and 2002, we received $3 million and $13 million, respectively, in advertising revenue from programmers and digital set-top terminal suppliers.

Other revenues consist primarily of revenues from franchise fees, commercial high-speed data revenues, late payment fees, customer installations, wire maintenance fees, home shopping, equipment rental, dial-up Internet service and other miscellaneous revenues. Other revenues increased $13 million, or 14%, from $94 million for the three months ended June 30, 2002 to $107 million for the three months ended June 30, 2003. The increase was primarily due to an increase in commercial high-speed data revenues.

Operating Expenses. Operating expenses increased $41 million, or 9%, from $447 million for the three months ended June 30, 2002 to $488 million for the three months ended June 30, 2003. Total programming costs paid to programmers were $313 million and $294 million, representing 28% of total costs and expenses for the three months ended June 30, 2003 and 2002, respectively. Key expense components as a percentage of revenues are as follows (dollars in millions):

	Three Months Ended June 30,

	2003		2002		2003 over 2002

		% of		% of		%
	Amount	Revenues	Amount	Revenues	Change	Change

Programming costs	$313	26%	$294	26%	$19	6%
Advertising sales	23	2%	21	2%	2	10%
Service costs	152	12%	132	11%	20	15%

	$488	40%	$447	39%	$41	9%

Programming costs consist primarily of costs paid to programmers for the provision of basic, premium and digital channels and pay-per-view programs. The increase in programming costs of $19 million, or 6%, was primarily due to price increases, particularly in sports programming, an increased number of channels carried on our systems and an increase in digital customers partially offset by decreases in analog video customers. Programming costs were offset by the amortization of payment received from programmers in support of launches of new channels against programming costs of $15 million and $14 million for the three months ended June 30, 2003 and 2002, respectively.

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

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits and commissions. Advertising sales expenses increased $2 million, or 10%, primarily due to increased sales commissions. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $20 million, or 15%, resulted primarily from a reduced amount of personnel costs associated with the capitalizable activities of rebuild and installation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $11 million, or 5%, from $243 million for the three months ended June 30, 2002 to $232 million for the three months ended June 30, 2003. Key components of expense as a percentage of revenues are as follows (dollars in millions):

	Three Months Ended June 30,

	2003		2002		2003 over 2002

		% of		% of		%
	Amount	Revenues	Amount	Revenues	Change	Change

General and administrative	$203	17%	$200	17%	$3	2%
Marketing	29	2%	$43	4%	$(14)	(33)%

	$232	19%	$243	21%	$(11)	(5)%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $3 million, or 2%, resulted primarily from small increases in several expense categories. These increases were partially offset by a decrease in bad debt expense of $6 million as we continue to realize benefits from our strengthened credit policies.

Marketing expenses decreased $14 million, or 33%, due to reduced promotional activity related to our service offerings including advertising, telemarketing and direct sales. We expect marketing expenses to increase in subsequent quarters.

Depreciation and Amortization. Depreciation and amortization expense increased by $16 million, or 4%, from $361 million for the three months ended June 30, 2002 to $377 million for the three months ended June 30, 2003. This increase was due primarily to an increase in depreciation expense related to additional capital expenditures in 2003 and 2002.

Option Compensation Expense, Net. Option compensation expense decreased by approximately $1 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Option compensation expense represents expense related to exercise prices on certain options that were issued prior to our initial public offering in 1999 that were less than the estimated fair values of our common stock at the time of grant. Compensation expense is being accrued over the vesting period of such options and will continue to be recorded until the last vesting period lapses in April 2004. On January 1, 2003, we adopted SFAS No. 123 “Accounting for Stock-Based Compensation” using the prospective method under which we will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date.

Special Charges, Net. Special charges of $8 million for the three months ended June 30, 2003 primarily represents severance and related costs of our on-going initiative to reduce our workforce. We expect to continue to record additional special charges in 2003 related to the continued reorganization of our operations.

Interest Expense, Net. Net interest expense increased by $13 million, or 3%, from $373 million for the three months ended June 30, 2002 to $386 million for the three months ended June 30, 2003. The increase in net interest expense was a result of a $1.5 billion increase in average debt outstanding to $19.0 billion for the second quarter of 2003 compared to $17.5 billion for the second quarter of 2002, partially offset by a decrease in our average borrowing rate from 8.1% in the second quarter of 2002 to 7.9% in the second quarter of 2003. The increased debt was primarily used for capital expenditures.

Other, Net. Other expense decreased by $54 million from $66 million for the three months ended June 30, 2002 to $12 million for the three months ended June 30, 2003. This decrease is primarily due to a decrease in losses on interest rate agreements under SFAS No. 133, which decreased from $63 million for the three months ended June 30, 2002 to $10 million for the three months ended June 30, 2003.

Minority Interest. Minority interest decreased by $37 million, from $188 million for the three months ended June 30, 2002 to $151 million for the three months ended June 30, 2003. Minority interest represents the allocation of losses to the minority interest based on ownership of Charter Communications Holding Company and the 2% accretion of the preferred membership interests in CC VIII. The decrease is a result of a decrease in loss before minority interest.

Income Tax Benefit. Income tax benefit of $98 million and $6 million was recognized for the three months ended June 30, 2003 and 2002, respectively. The income tax benefit is realized through decreases in certain deferred tax liabilities related to our investment in Charter Communications Holding Company, as well as to the change in the deferred tax liabilities of certain of our indirect corporate subsidiaries. For the second quarter of 2003, Charter started receiving tax loss allocations from Charter Communications Holding Company. Previously, the tax losses had been allocated to Vulcan Cable III Inc. and Charter Investment, Inc. in accordance with the Special Loss Allocations provided under the Charter Communications Holding Company amended and restated limited liability agreement. We do not expect to recognize a similar benefit related to our investment in Charter Communications Holding Company after 2003. However, the actual tax provision calculation in future periods will be the result of current and future temporary differences, as well as future operating results.

Net Loss. Net loss decreased by $123 million, or 77%, from $160 million for the three months ended June 30, 2002 to $37 million for the three months ended June 30, 2003 as a result of the factors described above.

Loss Per Common Share. The loss per common share decreased by $0.42, from $0.55 per common share for the three months ended June 30, 2002 to $0.13 per common share for the three months ended June 30, 2003 as a result of the factors described above.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the periods presented (dollars in millions, except share data):

	Six Months Ended June 30,

	2003		2002

Revenues	$2,395	100%	$2,211	100%

Costs and expenses:
Operating (excluding depreciation and amortization and other items listed below)	973	41%	873	40%
Selling, general and administrative	467	19%	465	21%
Depreciation and amortization	756	32%	687	31%
Option compensation expense, net	—	—	3	—
Special charges, net	10	—	1	—

	2,206	92%	2,029	92%

Income from operations	189	8%	182	8%

Interest expense, net	(776)		(735)
Other, net	—		(35)

	(776)		(770)

Loss before minority interest, income taxes and cumulative effect of accounting change	(587)		(588)
Minority interest	311		312

Loss before income taxes and cumulative effect of accounting change	(276)		(276)
Income tax benefit	58		6

Loss before cumulative effect of accounting change	(218)		(270)
Cumulative effect of accounting change, net of tax	—		(206)

Net loss	(218)		(476)
Dividends on preferred stock – redeemable	(2)		(2)

Net loss applicable to common stock	$(220)		$(478)

Loss per common share, basic and diluted	$(0.75)		$(1.62)

Weighted average common shares outstanding, basic and diluted	294,471,798		294,424,366

Revenues. Revenues increased by $184 million, or 8%, from $2.2 billion for the six months ended June 30, 2002 to $2.4 billion for the six months ended June 30, 2003. This increase is principally the result of increases in the number of digital video and high-speed data customers as well as price increases.

Average monthly revenue per customer relationship increased from $54 for the six months ended June 30, 2002 to $61 for the six months ended June 30, 2003. Average monthly revenue per customer relationship represents total revenue for the six months ended June 30, divided by six, divided by the average number of customer relationships.

Revenues by service offering are as follows (dollars in millions):

	Six Months Ended June 30,

	2003		2002		2003 over 2002

		% of		% of		%
	Amount	Revenues	Amount	Revenues	Change	Change

Analog video	$1,441	60%	$1,407	64%	$34	2%
Digital video	364	15%	341	15%	23	7%
High-speed data	258	11%	143	6%	115	80%
Advertising sales	124	5%	130	6%	(6)	(5)%
Other	208	9%	190	9%	18	9%

	$2,395	100%	$2,211	100%	$184	8%

Analog video revenues consist primarily of revenues from basic services. Analog video revenues increased by $34 million, or 2%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase was primarily due to price increases, offset somewhat by the decline in analog video customers. Our goal is to sustain revenues by reversing our analog customer losses, implementing limited price increases on certain services and packages and increasing sales of high-speed data services and digital video services. We have continued to experience analog customer losses in the second quarter as a result of competition and planned rate adjustments implemented in the first and second quarter of 2003. We do not expect further analog rate increases to any significant extent for the remainder of the year; however, it is unclear whether or not we can reverse the trend of analog customer loss.

All of our digital video customers also receive basic analog video service, and digital video revenues consist of the portion of revenues from digital video customers in excess of the amount paid by these customers for analog video service. Additionally, included within digital video revenues are revenues from premium services and pay-per-view services. Digital video revenues increased by $23 million, or 7%, to $364 million for the six months ended June 30, 2003 as compared to $341 million for the six months ended June 30, 2002. The majority of the increase resulted from the addition of approximately 223,400 digital customers. We experienced a net loss of digital customers during the six months ended June 30, 2003, a trend we hope to reverse in the second half of the year through various marketing campaigns we expect to deliver to the marketplace. Whether or not these campaigns will be successful is impossible to predict at this time, as we do not know what competitive marketing or discount offers may be employed by our competition.

High-speed data revenues increased $115 million, or 80%, from $143 million for the six months ended June 30, 2002 to $258 million for the six months ended June 30, 2003. The majority of the increase was primarily due to the addition of 518,800 high-speed data customers. We were able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased from 75% as of June 30, 2002 to 82% as of June 30, 2003 as a result of our system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales decreased $6 million, or 5%, from $130 million for the six months ended June 30, 2002 to $124 million for the six months ended June 30, 2003. For the six months ended June 30, 2003 and 2002, we received $7 million and $22 million, respectively, in advertising revenue from programmers and digital set-top terminal suppliers.

Other revenues consist primarily of revenues from franchise fees, commercial high-speed data revenues, late payment fees, customer installations, wire maintenance fees, home shopping, equipment rental, dial-up Internet service and other miscellaneous revenues. Other revenues increased $18 million, or 9%, from $190 million for the six months ended June 30, 2002 to $208 million for the six months ended June 30, 2003. The increase was primarily due to an increase in commercial high-speed data revenues.

Operating Expenses. Operating expenses increased $100 million, or 11%, from $873 million for the six months ended June 30, 2002 to $973 million for the six months ended June 30, 2003. Total programming costs paid to programmers were $627 million and $577 million, representing 28% of total costs and expenses for the six months ended June 30, 2003 and 2002, respectively. Key expense components as a percentage of revenues are as follows (dollars in millions):

	Six Months Ended June 30,

	2003		2002		2003 over 2002

		% of		% of		%
	Amount	Revenues	Amount	Revenues	Change	Change

Programming costs	$627	26%	$577	26%	$50	9%
Advertising sales	44	2%	40	2%	4	10%
Service costs	302	13%	256	11%	46	18%

	$973	41%	$873	39%	$100	11%

Programming costs consist primarily of costs paid to programmers for the provision of basic, premium and digital channels and pay-per-view programs. The increase in programming costs of $50 million, or 9%, was due to price increases, particularly in sports programming, an increased number of channels carried on our systems and an increase in digital customers partially offset by decreases in analog video customers. Programming costs were offset by the amortization of payment received from programmers in support of launches of new channels against programming costs of $31 million and $27 million for the six months ended June 30, 2003 and 2002, respectively.

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

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits and commissions. Advertising sales expenses increased $4 million, or 10%, primarily due to increased sales commissions. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $46 million, or 18%, resulted primarily from a reduced amount of personnel costs associated with the capitalizable activities of rebuild and installation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2 million from $465 million for the six months ended June 30, 2002 to $467 million for the six months ended June 30, 2003. Key components of expense as a percentage of revenues are as follows (dollars in millions):

	Six Months Ended June 30,

	2003		2002		2003 over 2002

		% of		% of		%
	Amount	Revenues	Amount	Revenues	Change	Change

General and administrative	$418	17%	$394	18%	$24	6%
Marketing	49	2%	71	3%	(22)	(31)%

	$467	19%	$465	21%	$2	—

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $24 million, or 6%, resulted primarily from increases in salaries and benefits of $12 million and call center costs of $9 million. These increases were partially offset by a decrease in bad debt expense of $16 million as we continue to realize benefits from our strengthened credit policies.

Marketing expenses decreased $22 million, or 31%, due to reduced promotional activity related to our service offerings including advertising, telemarketing and direct sales. However, we expect marketing expenses to increase in subsequent quarters over the first and second quarter of 2003.

Depreciation and Amortization. Depreciation and amortization expense increased by $69 million, or 10%, from $687 million for the six months ended June 30, 2002 to $756 million for the six months ended June 30, 2003. This increase was due primarily to an increase in depreciation expense related to additional capital expenditures in 2003 and 2002.

Option Compensation Expense, Net. Option compensation expense decreased by approximately $3 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Option compensation expense represents expense related to exercise prices on certain options that were issued prior to our initial public offering in 1999 that were less than the estimated fair values of our common stock at the time of grant. Compensation expense is being accrued over the vesting period of such options and will continue to be recorded until the last vesting period lapses in April 2004. On January 1, 2003, we adopted SFAS No. 123 “Accounting for Stock-Based Compensation” using the prospective method under which we will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date.

Special Charges, Net. Special charges of $10 million for the six months ended June 30, 2003 represents $15 million of severance and related costs of our on-going initiative to reduce our workforce partially offset by a $5 million credit from a settlement from the Internet service provider Excite@Home related to the conversion of about 145,000 high-speed data customers to our Charter Pipeline service in 2001. We expect to continue to record additional special charges in 2003 related to the continued reorganization of our operations.

Interest Expense, Net. Net interest expense increased by $41 million, or 6%, from $735 million for the six months ended June 30, 2002 to $776 million for the six months ended June 30, 2003. The increase in net interest expense was a result of a $1.8 billion increase in average debt outstanding to $19.0 billion for the second quarter of 2003 compared to $17.2 billion for the second quarter of 2002, partially offset by a decrease in our average borrowing rate from 8.1% in the second quarter of 2002 to 7.9% in the second quarter of 2003. The increased debt was primarily used for capital expenditures.

Other, Net. Other expense of $35 million for the six months ended June 30, 2002 is primarily due to losses on interest rate agreements under SFAS No. 133 of $29 million.

Minority Interest. Minority interest decreased by $1 million, from $312 million for the six months ended June 30, 2002 to $311 million for the six months ended June 30, 2003. Minority interest represents the allocation of losses to the minority interest based on ownership of Charter Communications Holding Company and the 2% accretion of the preferred membership interests in CC VIII. The decrease is a result of a decrease in loss before minority interest.

Income Tax Benefit. Income tax benefit of $58 million and $6 million was recognized for the six months ended June 30, 2003 and 2002, respectively. The income tax benefit is realized through decreases in certain deferred tax liabilities related to our investment in Charter Communications Holding Company, as well as to the change in the deferred tax liabilities of certain of our indirect corporate subsidiaries. For the second quarter of 2003, Charter started receiving tax loss allocations from Charter Communications Holding Company. Previously, the tax losses had been allocated to Vulcan Cable III Inc. and Charter Investment, Inc. in accordance with the Special Loss Allocations provided under the Charter Communications Holding Company amended and restated limited liability agreement. We do not expect to recognize a similar benefit related to our investment in Charter Communications Holding Company after 2003. However, the actual tax provision calculation in future periods will be the result of current and future temporary differences, as well as future operating results.

Cumulative Effect of Accounting Change, Net of Tax. Cumulative effect of accounting change in 2002 represents the impairment charge recorded as a result of adopting SFAS No. 142.

Net Loss. Net loss decreased by $258 million, or 54%, from $476 million for the six months ended June 30, 2002 to $218 million for the six months ended June 30, 2003 as a result of the factors described above.

Loss Per Common Share. The loss per common share decreased by $0.87, from $1.62 per common share for the six months ended June 30, 2002 to $0.75 per common share for the six months ended June 30, 2003 as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt. The first part of this section, entitled “Overview” provides an overview of these topics. The second part of this section, entitled “Long-Term Debt” provides an overview of long-term debt. The third part of this section, entitled “Historical Operating, Financing and Investing Activities” provides information regarding the cash provided from or used in our operating, financing and investing activities during the six months ended June 30, 2003 and 2002. The fourth part of this section, entitled “Capital Expenditures” provides more detailed information regarding our historical capital expenditures and our planned capital expenditures going forward.

Overview

Our business requires significant cash to fund capital expenditures and debt service costs. We have funded these requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiaries, issuances of debt securities by us and our subsidiaries, our issuances of equity securities and cash on hand. The mix of funding sources changes from period to period, but for the six months ended June 30, 2003, approximately 71% of our funding requirements were from cash flows from operating activities, approximately 2% was from borrowings under the credit facilities of our subsidiaries and 27% was from cash on hand. We expect that our mix of sources of funds will continue to change in the future based on our overall needs relative to our cash flow and on the availability under the credit facilities of our subsidiaries, our access to the debt and equity markets and our ability to generate cash flows from operating activities.

We have a significant level of debt and, as the principal amounts owing under our various debt obligations become due, sustaining our liquidity may depend upon our ability to access additional sources of capital over time. Approximately $152 million of our financing matures during the remainder of 2003, which we expect to fund through availability under our subsidiaries’ credit facilities. In 2005, $750 million of Charter Communications, Inc.’s outstanding convertible notes will mature. However, as discussed below, through our tender offer, we are currently attempting to repurchase a portion of our outstanding convertible senior notes. In subsequent years, substantial additional amounts will become due under our remaining obligations. In addition, a default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations.

We expect to remain in compliance with the covenants under the credit facilities of our subsidiaries and our indentures and those of our subsidiaries throughout 2003. We expect that our cash on hand, cash flows from operating activities and the amounts available under our subsidiaries’ credit facilities should be sufficient to satisfy our liquidity needs through the end of 2003. However, we do not expect that cash flows from operating activities and amounts available under credit facilities will be sufficient, on their own, to permit us to satisfy our principal repayment obligations which are scheduled to come due in 2005 and thereafter. In addition, our debt levels may limit future access to the debt and equity markets. In addition, the maximum allowable leverage ratios under our credit facilities will decline over time and the total potential borrowing available under our subsidiaries’ current credit facilities (subject to covenant restrictions and limitations) will decrease from approximately $9.0 billion as of the end of 2003 to $8.7 billion and $7.7 billion by the end of 2004 and 2005, respectively. Although Mr. Allen and his affiliates have purchased equity from us and our subsidiaries in the past, except for the commitment of Vulcan Inc., an affiliate of Mr. Allen, described below (which is subject to completion and execution of definitive documentation), Mr. Allen and his affiliates are not obligated to purchase equity from or contribute or loan funds to us or to our subsidiaries in the future.

In addition, because of our corporate structure, Charter Communications, Inc. has less access to capital than certain of its operating subsidiaries and therefore Charter Communications, Inc.’s ability to repay its senior notes is subject to additional uncertainties. Charter Communications, Inc. is a holding company and its principal assets are its interest in Charter Communications Holding Company, LLC and the mirror notes payable by Charter Communications Holding Company, LLC to Charter Communications, Inc., which have the same principal amount and terms as those of Charter Communications, Inc.’s convertible senior notes. As a result, if Charter Communications, Inc. is not able to obtain additional financing, its ability to make interest payments, and, in 2005 and 2006, to repay the outstanding principal of its convertible senior notes as they mature, is dependent on the receipt of payments or distributions from Charter Communications Holding Company, LLC or its subsidiaries.

In an effort to address our liquidity issues, we publicly announced cash tender offers to purchase up to $350 million in aggregate principal amount of its outstanding convertible senior notes, and Charter Holdings publicly announced tender offers to purchase up to $1.1 billion in aggregate principal amount of some of the senior notes and senior discount notes issued by Charter Holdings. Charter Holdings may increase the aggregate principal amount tendered for all series of Charter Holdings notes up to $1.775 billion. These tender offers are subject to a number of conditions, including the successful completion of the private placements of debt described in the next paragraph.

We intend to fund the tender offers with proceeds from private placements of $1.7 billion aggregate principal amount of new senior notes by our newly-formed subsidiaries. The new senior notes to be issued in the concurrent private placements have not been and will not be registered under the Securities Act of 1933 and may not be offered in the United States absent registration or an applicable exemption from registration requirements. There is no assurance that these offerings will be successful.

If successful, the tender offers described above should improve our liquidity position by reducing the aggregate amount of our debt outstanding and extending the dates on which we are required to make principal payments. However, the transactions are subject to a number of conditions, and we cannot assure you that they will be successful.

As an additional means of enhancing our liquidity, we are currently attempting to cut costs and reduce capital expenditures. In addition, we have engaged in discussions, which may result in sales of non-core assets. In particular, we have signed a definitive agreement for the sale of our Port Orchard, Washington system, which is valued at approximately $91 million, subject to adjustments. We have solicited bids on certain non-core assets and have exchanged contract drafts, but no agreements or letters of intent have been entered into in connection with those bids. No assurance can be given that our efforts to sell any of these assets will be successful.

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

Long-Term Debt

As of June 30, 2003 and December 31, 2002, long-term debt totaled approximately $18.9 billion and $18.7 billion, respectively. This debt was comprised of approximately $7.8 billion and $7.8 billion of bank debt, $9.7 billion and $9.5 billion of high-yield bonds and $1.4 billion and $1.4 billion of convertible debt, respectively. As of June 30, 2003 and December 31, 2002, the weighted average rate on the bank debt was approximately 5.9% and 5.6%, respectively, the weighted average rate on the high-yield debt was approximately 10.2%, while the weighted average rate on the convertible debt was approximately 5.3%, resulting in a blended weighted average rate of 8.0% and 7.9%, respectively. Approximately 79% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of June 30, 2003 and December 31, 2002. Our outstanding debt, liquidity and corporate credit ratings have been downgraded by Moody’s Investors Service Inc. and Standard and Poor’s Rating Services.

Our subsidiary entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen, pursuant to which Vulcan Inc. agreed to lend, or cause an affiliate to lend to CCO Holdings, LLC an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit, subject to negotiation and execution of definitive documentation, to provide funding to us to the extent necessary to comply with leverage ratio covenants of our subsidiaries’ credit facilities in future quarters. However, there can be no assurance that we will choose to draw down funds under such facility or that such facility will prevent a violation of the covenants of our subsidiaries’ credit facilities. In June 2003, Vulcan Inc. agreed to remove the requirement that definitive documentation for the facility be entered into by June 30, 2003, since we had determined that we would not need to draw on the facility for the quarter ending June 30, 2003. Vulcan’s commitment will continue until March 31, 2004, subject to the execution and delivery of definitive documents by that date. The revised agreement provides that the $3 million balance of the facility fee provided for in the original commitment letter would be earned as of June 30, 2003, and payable over three years in equal quarterly installments. In addition, the parties agreed that CCO Holdings, LLC will pay an extension fee of 0.50% of the commitment amount per annum from June 30, 2003, until the earliest to occur of their termination of the commitment, the expiration of the commitment by its terms or the date of execution of the definitive documentation for the facility.

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

Our significant amount of debt and the significant interest charges incurred to service debt may adversely affect our ability to obtain financing in the future and react to changes in our business. We may need additional capital if we do not achieve our projected revenues, or if our operating expenses increase. If we are not able to obtain such capital from increases in our cash flows from operating activities, additional borrowings or other sources, we may not be able to fund customer demand for digital video, data or telephony services, offer certain services in certain of our markets or compete effectively. Consequently, our financial condition and results of operations could suffer materially. See the section “Liquidity and Capital Resources” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2002 Annual Report on Form 10-K for a description of our credit facilities and other long-term debt, including certain terms, restrictions and covenants.

Historical Operating, Financing and Investing Activities

We held $212 million in cash and cash equivalents as of June 30, 2003 compared to $321 million as of December 31, 2002.

Operating Activities. Net cash provided by operating activities increased 20%, from $237 million for the six months ended June 30, 2002 to $285 million for the six months ended June 30, 2003. For the six months ended June 30, 2003, net cash provided by operating activities increased primarily due to increased revenues of $184 million offset by an increase in operating expenses of $100 million during the six months ended June 30, 2003 compared to the corresponding period in 2002.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2003 and 2002 was $386 million and $1.3 billion, respectively. Investing activities used $868 million less cash during the six months ended June 30, 2003 than the corresponding period in 2002 primarily as a result of reductions in capital expenditures and acquisitions. Purchases of property, plant and equipment used $745 million less cash during the six months ended June 30, 2003 than the corresponding period in 2002 as a result of our efforts to reduce capital expenditures and the completion of the majority of our rebuild plan in fiscal 2002. Payments for acquisitions used $125 million less cash during the six months ended June 30, 2003 than the corresponding period in 2002.

Financing Activities. Net cash used by financing activities for the six months ended June 30, 2003 was $8 million and net cash provided by financing activities for the six months ended June 30, 2002 was $1.0 billion. The decrease in cash provided during the six months ended June 30, 2003 as compared to the corresponding period in 2002 was primarily due to a decrease in issuances of long-term debt.

Capital Expenditures

We have substantial ongoing capital expenditure requirements, however we have experienced a significant decline in such requirements in 2003 as compared to prior years. This decline in 2003 is the result of a substantial reduction in rebuild costs as our network has been upgraded and rebuilt in prior years, consumption of inventories, negotiated savings in contract labor and network components including digital set-top terminals and cable modems, and reduced volume of installation related activities. We made purchases of property, plant and equipment, excluding acquisitions of cable systems, of $160 million and $603 million for the three months ended June 30, 2003 and 2002, respectively, and $264 million and $1.0 billion for the six months ended June 30, 2003 and 2002, respectively. The majority of the capital expenditures relates to our customer premise equipment and rebuild and upgrade program. Upgrading our cable systems has enabled us to offer digital television, high-speed data services, video-on-demand, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the three months ended June 30, 2003 and 2002, our liabilities related to capital expenditures increased $11 million and $3 million, respectively, and decreased $113 million and $84 million, respectively, during the six months ended June 30, 2003 and 2002.

During 2003, we expect to spend approximately $800 million to $925 million in the aggregate on capital expenditures. We expect our capital expenditures in 2003 will be lower than 2002 levels because our rebuild and upgrade activities are largely completed and because of more efficient usage of existing digital set-top terminals and reduced volumes of installation related activities.

As first reported in our Form 10-Q for the third quarter of 2002, we adopted capital expenditure disclosure guidance, which was recently developed by eleven publicly traded cable system operators, including Charter Communications, Inc., with the support of the National Cable & Telecommunications Association (“NCTA”). The new disclosure is intended to provide more consistency in the reporting of operating statistics in capital expenditures and customer relationships among peer companies in the cable industry. These disclosure guidelines are not required disclosure under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and six months ended June 30, 2003 and 2002 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Customer premise equipment (a)	$68	$205	$132	$411
Scalable infrastructure (b)	12	75	20	119
Line extensions (c)	17	26	25	43
Upgrade/Rebuild (d)	37	218	52	344
Support capital (e)	26	79	35	121

Total capital expenditures (f)	$160	$603	$264	$1,038

(a)	Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes customer installation costs in accordance with SFAS 51 and customer premise equipment (e.g., digital set-top terminals and cable modems, etc.).

(b)	Scalable infrastructure includes costs, not related to customer premise equipment or our network, to secure growth of new customers, revenue units and additional bandwidth revenues or provide service enhancements (e.g., headend equipment).

(c)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).

(d)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.

(e)	Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles).

(f)	Represents all capital purchases made during the three and six months ended June 30, 2003 and 2002, respectively.

Certain Trends and Uncertainties

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report and in the Critical Accounting Policies and Estimates section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2002 Annual Report on Form 10-K, that could materially impact our business, results of operations and financial condition.

Liquidity. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiaries, issuances of debt securities by us and our subsidiaries, our issuances of equity securities and cash on hand. As discussed in the “Overview” section above, we and Charter Holdings are attempting to address certain of our liquidity issues by commencing tender offers to purchase a portion of our convertible senior notes and a portion of Charter Holdings’ senior notes and senior discount notes. These tender offers are contingent on, among other things, the success of financing transactions. Even if these tender offers are completed successfully, our ability to access the debt or equity markets would depend on our operating performance, market conditions in light of general economic conditions, our substantial leverage, the business condition of the cable, telecommunications and technology industry, our credit, debt and liquidity ratings, and pending litigation and investigations. See “-Substantial Leverage” below.

Our ability to conduct operations is dependent on our continued access to credit under our subsidiaries’ credit facilities. Our total potential borrowing availability under the current credit facilities of our subsidiaries totaled $1.3 billion as of June 30, 2003, although the actual availability at that time was only $1.2 billion because of limits imposed by covenant restrictions. Our access to those funds is subject to our satisfaction of the covenants in those credit facilities and the indentures governing our and our subsidiaries’ public debt. Although we have entered into a back-up credit facility commitment with Vulcan Inc. to improve our ability to satisfy leverage ratio covenants in our subsidiaries’ credit facilities, we may not be able to comply with all of the financial ratios and restrictive covenants in our subsidiaries’ credit facilities. If there is an event of default under our subsidiaries’ credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under the credit facilities and indentures, if not waived, could result in the acceleration of those debt obligations, which would in turn result in the acceleration of other debt obligations, and could result in the exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

In addition, as the principal amounts owing under our various debt obligations become due, sustaining our liquidity will depend upon our ability to raise capital over time. It is unclear whether we will have access to sufficient capital to satisfy our principal repayment obligations which are scheduled to come due in 2005 and thereafter. We do not expect that cash flows from operating activities will be sufficient, on their own, to permit us to satisfy these obligations. In addition, because of our corporate structure, Charter Communications, Inc., a holding company, may have less access to capital than certain of its operating subsidiaries, and therefore Charter Communications, Inc.’s ability to repay any outstanding convertible senior notes is subject to additional uncertainties. Although the tender offers described above are intended to reduce the amount of outstanding Charter Communications, Inc. senior convertible notes, such offers may not be successful, or, even if successful, Charter Communications, Inc. may not be able to make interest and principal payments on the senior convertible notes remaining outstanding after successful completion of the tender offers.

If our business does not generate sufficient cash flow from operating activities, and sufficient future funds are not available to us from borrowings under our credit facilities or from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. As a means of enhancing our liquidity, we are currently attempting to cut costs and reduce capital expenditures and are exploring sales of non-core assets.

If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing or that such financing, if available, would not have terms that are materially disadvantageous to our existing debt and equity holders. Although Mr. Allen and his affiliates have purchased equity from us and our subsidiaries in the past, Mr. Allen and his affiliates are not obligated to purchase equity or, except as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2002 Annual Report on Form 10-K under “Funding Commitment of Vulcan Inc.,” with respect to the $300 million back-up credit facility commitment, contribute or lend funds to us or to our subsidiaries in the future.

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

If the above strategies were not successful, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution and our noteholders might not receive all principal and interest payments to which they are contractually entitled. For more information, see the section entitled “Liquidity and Capital Resources.”

Substantial Leverage. We and our subsidiaries have a significant amount of debt. As of June 30, 2003, our total debt was approximately $18.9 billion. Our public notes begin to mature in the fourth quarter of 2003, when approximately $66 million of accreted interest is due on the CC V bonds, and subsequently in October 2005 when Charter Communications, Inc.’s $750 million of 5.75% convertible senior notes will mature. While we have commenced tender offers to attempt to partially address our leverage and the upcoming principal payments on the Charter Communications, Inc. convertible senior notes, the tender offers are subject to a number of conditions, and may not be successful. In subsequent years, substantial additional amounts will become due under our remaining obligations. If current debt levels increase, the related risks that we now face will intensify, including a potential further deterioration of our existing credit ratings. We believe that as a result of our significant levels of debt, current market conditions and downgrades to our debt securities and corporate credit rating, our access to the debt and equity markets is limited. Our difficulty in accessing these markets will impact our ability to obtain future financing for operations, to fund our planned capital expenditures and to react to changes in our business. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not available to us from borrowings under our credit facilities or from other sources, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. If we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution and our noteholders might not receive all principal and interest payments to which they are contractually entitled. For more information, see the section above entitled “Liquidity and Capital Resources.”

Restrictive Covenants. The credit facilities of our subsidiaries and the indentures governing the publicly held notes of our subsidiaries contain a number of significant covenants that could adversely impact our business. In particular, the credit facilities and indentures of our subsidiaries restrict our subsidiaries’ ability to:

•	pay dividends or make other distributions;

•	make certain investments or acquisitions;

•	enter into related party transactions;

•	dispose of assets or merge;

•	incur additional debt;

•	issue equity;

•	repurchase or redeem equity interests and debt;

•	grant liens; and

•	pledge assets.

Furthermore, our subsidiaries’ credit facilities require our subsidiaries to maintain specified financial ratios and meet financial tests. These financial ratios tighten and may become more difficult to maintain over time. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants or obligations will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt under the applicable agreement, and in certain cases under other agreements governing our indebtedness. Any default under the credit facilities or indentures applicable to us or our subsidiaries could adversely affect our growth, our financial condition and our results of operations and the ability to make payments on the publicly held notes of Charter Communications, Inc. and our subsidiaries, and on the credit facilities of our subsidiaries.

Acceleration of Indebtedness of Our Subsidiaries. In the event of a default under our subsidiaries’ credit facilities or public notes, our subsidiaries’ creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, our subsidiaries’ credit facilities and indentures will not permit our subsidiaries to distribute funds to Charter Communications Holding Company, LLC or Charter Communications, Inc. to pay interest or principal on our public notes. If the amounts outstanding under such credit facilities or public notes are accelerated, all of our subsidiaries’ debt and liabilities would be payable from our subsidiaries’ assets, prior to any distribution of our subsidiaries’ assets to pay the interest and principal amounts on our public notes. In addition, the lenders under our subsidiaries’ credit facilities could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on our public notes. Additionally, an acceleration or payment default under our subsidiaries’ credit facilities would cause a cross-default in the indentures governing the Charter Holdings notes and our convertible senior notes and would trigger the cross-default provision of the Charter Operating Credit Agreement. Any default under any of our subsidiaries’ credit facilities or public notes might adversely affect the holders of our public notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

Charter Communications, Inc.’s Public Notes are Structurally Subordinated to all Liabilities of our Subsidiaries. The borrowers and guarantors under the Charter Operating credit facilities, the CC VI Operating credit facilities, the Falcon credit facilities and the CC VIII Operating credit facilities are our indirect subsidiaries. A number of our subsidiaries are also obligors under other debt instruments, including Charter Holdings, which is a co-issuer of senior notes and senior discount notes issued in March 1999, January 2000, January 2001, May 2001 and January 2002. As of June 30, 2003, our total debt was approximately $18.9 billion, $17.5 billion of which would have been structurally senior to the Charter Communications, Inc. public notes. In a liquidation, the lenders under all of our subsidiaries’ credit facilities and the holders of the other debt instruments and all other creditors of our subsidiaries will have the right to be paid before us from any of our subsidiaries’ assets.

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

Securities Litigation and Government Investigations. As previously reported, a number of Federal Class Actions were filed against us and certain of our former and present officers and directors alleging violations of securities law. The Federal Class Actions have been consolidated for pretrial purposes into a Consolidated Federal Class Action. In addition, a number of other lawsuits have been filed against us in other jurisdictions. A shareholders derivative suit was filed in the United States District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against us and certain of our directors and officers. Finally, two derivative suits were filed in Missouri state court against us, our current directors and our former independent auditor; these actions were consolidated during the fourth quarter of 2002. The federal derivative suit, the Delaware class actions and the consolidated derivative suit each allege that the defendants breached their fiduciary duties.

In August 2002, we became aware of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of our accounting and reporting practices focusing on how we reported customer numbers and our reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter is fully cooperating with the investigation.

In November 2002, we received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern our prior reports with respect to the determination of the number of our customers, and various of our other accounting policies and practices, including our capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. We are fully cooperating with the SEC staff.

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

Competition. The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing, has had an adverse impact on our ability to retain customers. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on our business.

Mergers, joint ventures and alliances among franchise, wireless or private cable operators, satellite television providers, local exchange carriers and others, and the repeal of certain ownership rules may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

Variable Interest Rates. At June 30, 2003, excluding the effects of hedging, approximately 41% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of June 30, 2003 and December 31, 2002, the weighted average rate on the bank debt was approximately 5.9% and 5.6%, respectively, the weighted average rate on the high-yield debt was approximately 10.2%, while the weighted average rate on the convertible debt was approximately 5.3%, resulting in a blended weighted average rate of 8.0% and 7.9%, respectively. Approximately 79% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of June 30, 2003 and December 31, 2002.

Streamlining of Operations. In the past, we experienced rapid growth from acquisitions of a number of smaller cable operators and the rapid rebuild and rollout of advanced services. Our future success will depend in part on our ability to standardize and streamline our operations. The failure to implement a consistent corporate culture and management, operating or financial systems or procedures necessary to standardize and streamline our operations and effectively operate our enterprise could have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to properly manage our operations will be impacted by our ability to attract, retain and incentivize experienced, qualified, professional management.

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

Class A Common Stock and Public Notes Price Volatility. The market price of our Class A common stock and the publicly-traded notes issued by us and our subsidiaries has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors, which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of our debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; new regulatory legislation adopted in the United States; and any action taken or requirements imposed by Nasdaq if our Class A common stock trades below $1.00 per share for over 30 consecutive trading days.

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

The Federal Communications Commission’s March 2002 ruling also held that Internet access service provided by cable operators was not subject to franchise fees assessed by local franchising authorities. A number of local franchise authorities and Internet service providers have appealed this decision. The matter is scheduled to be argued in May 2003. As a result of this ruling, we have stopped collecting franchise fees for high-speed data service.

A recent court decision concerning the Digital Millenium Copyright Act (“DMCA”) has enabled copyright owners to obtain expedited subpoenas compelling disclosure by Internet service providers of the names of customers that are otherwise known only by an Internet protocol, or IP, address or screen name. This has led to a marked increase in the volume of subpoenas received by us, as copyright owners seek to constrain the use of peer-to-peer networks for unauthorized copying and distribution of copyrighted works. Internet service providers also have a DMCA obligation to adopt and implement a policy of terminating the accounts of repeat copyright infringers. The increased activity and responsibilities in this area pose an additional burden on our operations.

Recently Issued Accounting Standards

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We will adopt SFAS No. 149 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt SFAS No. 150 for financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of SFAS No. 150 to have a material impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

No material changes in reported market risks have occurred since the filing of our December 31, 2002 Form 10-K.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Securities Class Actions and Derivative Suits.

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter Communications, Inc. and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter Communications, Inc.’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter Communications, Inc. utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter Communications, Inc.’s operations and prospects. The Federal Class Actions were specifically and individually identified in prior public filings made by Charter Communications, Inc. In October 2002, Charter Communications, Inc. filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the United States District Court for the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the “Consolidated Federal Class Action”) for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. In accordance with the Case Management Order, motions to dismiss the Consolidated Complaint are due in August 2003.

The Consolidated Federal Class Action is entitled:

•	In re Charter Communications, Inc. Securities Litigation, MDL Docket No. 1506 (All Cases), Stoneridge Investment Partners LLC, Individually and On Behalf Of All Others Similarly Situated, v. Charter Communications, Inc., Paul Allen, Jerald L. Kent, Carl E. Vogel, Kent Kalkwarf, David G Barford, Paul E. Martin, David L. McCall, Bill Shreffler, Chris Fenger, Scientific-Atlanta, Inc. and Arthur Andersen, LLP, Consolidated Case No. 4:02-CV-1186-CAS.

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

Government Investigations. In August of 2002, Charter Communications, Inc. became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how it reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter is fully cooperating with the investigation.

On November 4, 2002, Charter Communications, Inc. received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission. The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter Communications, Inc.’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. We are fully cooperating with the SEC Staff.

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

Insurance. Charter Communications, Inc. has directors’ and officers’ liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies.

Item 6. Exhibits and Reports on Form 8-K.

(a)  EXHIBITS

Exhibit
Number	Description of Document

2.1	Purchase Agreement, dated May 29, 2003, by and between Falcon Video Communications, L.P. and WaveDivision Holdings, LLC (Incorporated by reference to Exhibit 2.1 to Charter Communications, Inc. current report on Form 8-K filed on May 30, 2003 (File No. 000-27927)).

3.1(a)	Restated Certificate of Incorporation of Charter Communications, Inc. (Originally incorporated July 22, 1999) (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation of Charter Communications, Inc. filed May 10, 2001 (Incorporated by reference to Exhibit 3.1(b) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 29, 2002 (File No. 000-27927)).

3.2	Amended and Restated By-laws of Charter Communications, Inc. as of June 6, 2001 (Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.1	Second Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated as of January 3, 2002 and as further amended and restated as of June 19, 2003, among Charter Communications Operating, LLC, Charter Communications Holdings, LLC and several financial institutions or entities named therein*

10.2	Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, dated as of June 19, 2003 *

10.3a	Commitment Letter, dated April 14, 2003, from Vulcan Inc. to Charter Communications VII, LLC *

10.3b	Letter from Vulcan Inc. dated June 30, 2003 amending the Commitment Letter, dated April 14, 2003 *

10.4	Amended and Restated Management Agreement dated as of June 19, 2003 by and between Charter Communications Operating, LLC and Charter Communications, Inc. *

10.5a	Second Amended and Restated Mutual Services Agreement dated as of June 19, 2003 by and between Charter Communications, Inc. and Charter Communications Holding Company, LLC. *

10.5b	Letter Agreement regarding Mutual Services Agreement dated June 19, 2003 between Charter Investment, Inc., Charter Communications, Inc. and Charter Communications Holding Company, LLC. *

15.1	Letter re Unaudited Interim Financial Statements. *

Exhibit
Number	Description of Document

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

*  filed herewith

(b)   REPORTS ON FORM 8-K

     On April 1, 2003, the registrant filed a current report on Form 8-K dated March 31, 2003 to furnish 2002 operating results and the restated financial results for 2001 and 2000.

     On May 7, 2003, the registrant filed a current report on Form 8-K dated May 7, 2003 to furnish 2003 first quarter results.

     On May 30, 2003, the registrant filed a current report on Form 8-K dated May 29, 2003 to announce a signed definitive agreement with WaveDivision Holdings, LLC for the sale of its Port Orchard, Washington system.

     On June 3, 2003, the registrant filed a current report on Form 8-K dated May 30, 2003 to announce that in connection with the sale of the CC VIII Interest to Mr. Allen and the Comcast Put Right, Comcast Sellers have postponed consummation of the sale.

     On June 12, 2003, the registrant filed a current report on Form 8-K dated June 6, 2003 to announce that the sale of the CC VIII Interest to Mr. Allen pursuant to the Comcast Put Right was consummated.

     On June 19, 2003, the registrant filed a current report on Form 8-K dated June 18, 2003 to announce approval form its lenders to amend the Charter Communications Operating, LLC $5.2 billion senior credit facilities agreement.

     On July 1, 2003, the registrant filed a current report on Form 8-K dated June 30, 2003 to announce modifications to the Vulcan Inc. commitment.

     On July 11, 2003, the registrant filed a current report on Form 8-K dated July 10, 2003 to announce the status of the issue as to whether the documentation was correct and complete with regard to the ultimate ownership of the CC VIII Interest following consummation of the Comcast Put Right.

     On July 16, 2003, the registrant filed a current report on Form 8-K dated July 16, 2003 to announce the resignation of Stephen E. Silva, Executive Vice President and Chief Technology Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

Dated: August 4, 2003	By:	/s/ STEVEN A. SCHUMM

		Name:	Steven A. Schumm
		Title:	Executive Vice President and
Chief Administrative Officer and
Interim Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ PAUL E. MARTIN

		Name:	Paul E. Martin
		Title:	Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Purchase Agreement, dated May 29, 2003, by and between Falcon Video Communications, L.P. and WaveDivision Holdings, LLC (Incorporated by reference to Exhibit 2.1 to Charter Communications, Inc. current report on Form 8-K filed on May 30, 2003 (File No. 000-27927)).

3.1(a)	Restated Certificate of Incorporation of Charter Communications, Inc. (Originally incorporated July 22, 1999) (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation of Charter Communications, Inc. filed May 10, 2001 (Incorporated by reference to Exhibit 3.1(b) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 29, 2002 (File No. 000-27927)).

3.2	Amended and Restated By-laws of Charter Communications, Inc. as of June 6, 2001 (Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.1	Second Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated as of January 3, 2002 and as further amended and restated as of June 19, 2003, among Charter Communications Operating, LLC, Charter Communications Holdings, LLC and several financial institutions or entities named therein*

10.2	Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, dated as of June 19, 2003 *

10.3a	Commitment Letter, dated April 14, 2003, from Vulcan Inc. to Charter Communications VII, LLC *

10.3b	Letter from Vulcan Inc. dated June 30, 2003 amending the Commitment Letter, dated April 14, 2003 *

10.4	Amended and Restated Management Agreement dated as of June 19, 2003 by and between Charter Communications Operating, LLC and Charter Communications, Inc. *

10.5a	Second Amended and Restated Mutual Services Agreement dated as of June 19, 2003 by and between Charter Communications, Inc. and Charter Communications Holding Company, LLC. *

10.5b	Letter Agreement regarding Mutual Services Agreement dated June 19, 2003 between Charter Investment, Inc., Charter Communications, Inc. and Charter Communications Holding Company, LLC. *

15.1	Letter re Unaudited Interim Financial Statements. *

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

*  filed herewith