Form 10-Q
period 2003-09-30
CHARTER COMMUNICATIONS INC /MO/
filed 2003-11-03
CIK 1091667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Number of shares of Class A common stock outstanding as of September 30, 2003: 294,716,269 Number of shares of Class B common stock outstanding as of September 30, 2003: 50,000

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Independent Accountants’ Review Report
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-3.3 Fourth Amendment to Amended/Restated Bylaws
EX-3.4 Fifth Amendment to Amended/Restated Bylaws
EX-10.1 Employment Agreement-Margaret A. Bellville
EX-15.1 Letter re Interim Financial Statements
EX-31.1 Certificate of Chief Executive Officer
EX-31.2 Certificate of Chief Financial Officer
EX-32.1 Certificate of Chief Executive Officer
EX-32.2 Certificate of Chief Financial Officer

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended September 30, 2003

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Independent Accountants’ Review Report	4
	Financial Statements - Charter Communications, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	5
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 4.	Controls and Procedures	49
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 4.	Submission of Matters to a Vote of Security Holders	52
Item 6.	Exhibits and Reports on Form 8-K	53
SIGNATURES		56
EXHIBIT INDEX		57

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2003. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows Charter to “incorporate by reference” information that Charter files with it, which means that Charter can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that Charter files with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, “Charter” refers to Charter Communications, Inc. and its subsidiaries, unless the context requires otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) in this Quarterly Report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) in this Quarterly Report. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the “SEC”, and include, but are not limited to:

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video and data services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our and our subsidiaries’ ability to comply with all covenants in our indentures and their credit facilities and indentures, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross default provisions;

•	our and our subsidiaries’ ability to refinance its remaining debt as it becomes due, commencing in 2005;

•	availability of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	any adverse consequences arising out of our and our subsidiaries’ prior restatement of the financial statements described herein;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, the pending SEC Division of Enforcement investigation and the putative class action and derivative shareholders litigation against us;

•	our ability to obtain programming at reasonable prices or pass cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We undertake no duty or obligation to update any of the forward-looking statements after the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

Independent Accountants’ Review Report

The Board of Directors and Shareholders
Charter Communications, Inc.:

We have reviewed the accompanying interim condensed consolidated balance sheet of Charter Communications, Inc., and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the interim condensed consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

As discussed in Note 16 to the interim condensed consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

/s/ KPMG LLP

St. Louis, Missouri
October 31, 2003

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135	$321
Accounts receivable, less allowance for doubtful accounts of $17 and $19, respectively	190	259
Receivables from related party	—	8
Prepaid expenses and other current assets	33	45

Total current assets	358	633

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $3,618 and $2,634, respectively	7,053	7,679
Franchises, net of accumulated amortization of $3,458 and $3,452, respectively	13,721	13,727

Total investment in cable properties, net	20,774	21,406

OTHER NONCURRENT ASSETS	319	345

Total assets	$21,451	$22,384

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,216	$1,345

Total current liabilities	1,216	1,345

LONG-TERM DEBT	18,498	18,671

DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14

OTHER LONG-TERM LIABILITIES	1,032	1,212

MINORITY INTEREST	763	1,050

PREFERRED STOCK – REDEEMABLE; $.001 par value; 1 million shares authorized; 545,259 and 505,664 shares issued and outstanding, respectively	55	51

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common stock; $.001 par value; 1.75 billion shares authorized; 294,716,269 and 294,620,408 shares issued and outstanding, respectively	—	—
Class B Common stock; $.001 par value; 750 million shares authorized; 50,000 shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized; no non-redeemable shares issued and outstanding	—	—
Additional paid-in capital	4,697	4,697
Accumulated deficit	(4,793)	(4,609)
Accumulated other comprehensive loss	(31)	(47)

Total shareholders’ equity (deficit)	(127)	41

Total liabilities and shareholders’ equity (deficit)	$21,451	$22,384

See accompanying notes to condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(restated)		(restated)
REVENUES	$1,207	$1,166	$3,602	$3,377

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization and other items listed below)	484	457	1,457	1,330
Selling, general and administrative	235	243	702	708
Depreciation and amortization	362	374	1,118	1,061
Option compensation expense, net	1	1	1	4
Special charges, net	8	—	18	1

	1,090	1,075	3,296	3,104

Income from operations	117	91	306	273

OTHER INCOME AND EXPENSE:
Interest expense, net	(387)	(379)	(1,163)	(1,114)
Gain (loss) on derivative instruments and hedging activities, net	31	(76)	35	(106)
Gain on debt exchange, net	267	—	267	—
Other, net	(5)	(3)	(9)	(8)

	(94)	(458)	(870)	(1,228)

Income (loss) before minority interest, income taxes and cumulative effect of accounting change	23	(367)	(564)	(955)
MINORITY INTEREST	(14)	195	297	507

Income (loss) before income taxes and cumulative effect of accounting change	9	(172)	(267)	(448)
INCOME TAX BENEFIT	28	6	86	12

Income (loss) before cumulative effect of accounting change	37	(166)	(181)	(436)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	—	—	—	(206)

Net income (loss)	37	(166)	(181)	(642)
Dividends on preferred stock – redeemable	(1)	(1)	(3)	(3)

Net income (loss) applicable to common stock	$36	$(167)	$(184)	$(645)

EARNINGS (LOSS) PER SHARE:
Basic	$0.12	$(0.57)	$(0.62)	$(2.19)

Diluted	$0.07	$(0.57)	$(0.62)	$(2.19)

See accompanying notes to condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)
Unaudited

	Nine Months Ended
	September 30,

	2003	2002

		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(181)	$(642)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	(297)	(507)
Depreciation and amortization	1,118	1,061
Noncash interest expense	319	291
Loss (gain) on derivative instruments and hedging activities, net	(35)	106
Gain on debt exchange, net	(267)	—
Deferred income taxes	(86)	(12)
Cumulative effect of accounting change, net	—	206
Other, net	5	7
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	70	45
Prepaid expenses and other assets	7	7
Accounts payable, accrued expenses and other	(24)	(37)
Receivables from and payables to related party, including deferred management fees	9	(3)

Net cash flows from operating activities	638	522

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(503)	(1,588)
Change in accounts payable and accrued expenses related to capital expenditures	(109)	(89)
Payments for acquisitions, net of cash acquired	—	(139)
Purchases of investments	(8)	(10)
Other, net	(8)	1

Net cash flows from investing activities	(628)	(1,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	452	2,440
Repayments of long-term debt	(646)	(1,487)
Proceeds from issuance of debt	30	895
Payments for debt issuance costs	(32)	(40)
Capital contributions	—	1

Net cash flows from financing activities	(196)	1,809

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(186)	506
CASH AND CASH EQUIVALENTS, beginning of period	321	2

CASH AND CASH EQUIVALENTS, end of period	$135	$508

CASH PAID FOR INTEREST	$756	$696

NONCASH TRANSACTIONS:
Issuance of debt by CCH II, LLC	$1,572	$—

Retirement of debt	$1,866	$—

See accompanying notes to condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Basis of Presentation

Charter Communications, Inc. (Charter) is a holding company whose principal assets at September 30, 2003 are the 46.5% controlling common equity interest in Charter Communications Holding Company, LLC (Charter Holdco) and “mirror” notes that are payable by Charter Holdco to Charter which have the same principal amount and terms as those of Charter’s convertible senior notes. Charter Holdco is the sole owner of Charter Communications Holdings, LLC (Charter Holdings). Charter, Charter Holdco, Charter Holdings and its subsidiaries are collectively referred to herein as the “Company.” The Company owns and operates cable systems that provide a full range of video, data, telephony and other advanced broadband services. The Company also provides commercial high-speed data, video and telephony services and sells advertising and production services. The Company is the nation’s third-largest broadband communication company, serving approximately 6.55 million broadband customers.

In June 2003, the Company commenced an organizational restructuring, which consisted of Charter Holdings first forming CCH II, LLC (CCH II) and then contributing all of the equity interests in all of its subsidiaries (except Charter Communications Holdings Capital Corporation, the co-issuer of the Charter Holdings senior notes and senior discount notes, and Charter Communications Operating, LLC) to a newly-formed subsidiary (CCO NR Holdings, LLC), and then contributing CCO NR Holdings, LLC to Charter Communications Operating, LLC (Charter Operating). Charter Holdings then contributed Charter Operating to a newly formed subsidiary (CCO Holdings, LLC), which was then contributed to CCH II. Thereafter, CCH I, LLC (CCH I) was formed as a new subsidiary of Charter Holdings, and Charter Holdings contributed its interest in CCH II to CCH I.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company’s Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Liquidity and Capital Resources

The Company has achieved net income applicable to common stock of $36 million and incurred net loss applicable to common stock of $184 million for the three and nine months ended September 30, 2003, respectively, and net losses applicable to common stock of $167 million and $645 million for the three and nine months ended September 30, 2002, respectively. The Company’s net cash flows from operating activities were $638 million and $522 million for the nine months ended September 30, 2003 and 2002, respectively. The Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under the credit facilities of the Company’s subsidiaries, by issuances of debt and equity securities and cash on hand. The mix of funding sources changes from period to period, but for the nine months ended September 30, 2003, approximately 77% of the Company’s funding requirements were from cash flows from operating activities and 23% was from cash on hand. For the nine months

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ended September 30, 2003, the Company decreased its borrowings under its subsidiaries’ credit facilities by $193 million and decreased cash on hand by $186 million.

The Company expects that cash on hand, cash flows from operating activities and the funds available under its subsidiaries’ credit facilities will be adequate to meet its 2003 cash needs. However, these credit facilities are subject to certain restrictive covenants, portions of which are subject to the operating results of the Company’s subsidiaries. The Company’s 2003 operating plan anticipates maintaining compliance with these covenants. If the Company’s actual operating results do not maintain compliance with these covenants, or if other events of noncompliance occur, funding under the bank facilities may not be available and defaults on some or potentially all debt obligations could occur. Additionally, no assurances can be given that the Company will not experience liquidity problems because of adverse market conditions or other unfavorable events or if the Company does not obtain sufficient additional financing on a timely basis. In order to improve the Company’s subsidiaries’ ability to satisfy their leverage ratio covenants under their credit facilities, the Company’s subsidiary, CCO Holdings, LLC, entered into a backup credit facility commitment with Vulcan Inc., which is an affiliate of Paul G. Allen, described in Note 6.

On October 1, 2003 the Company closed on the sale of its Port Orchard, Washington system for approximately $91 million, subject to adjustments. On September 3, 2003, the Company signed a definitive agreement with Atlantic Broadband Finance, LLC for the sale of various cable television systems in Florida, Pennsylvania, Maryland, Delaware, New York and West Virginia for approximately $765 million, subject to adjustments. The closing of this transaction is expected to occur in the first half of 2004, but closing is subject to the condition that revenues for the applicable systems, as reported in the audited financial statements for the applicable systems, when issued, be not less than 97% of amounts reported in previously-delivered unaudited financial statements, as well as other customary closing conditions.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions up to its formulaic capacity to Charter Holdco for payment of interest on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under the indentures and other specified tests are met. However, in the event that Charter Holdings could not incur any additional debt under the 8.75 to 1.0 leverage ratio, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to its formulaic capacity, if there is no default under the indentures. For the purpose of the leverage test computation, management fees, as defined by the indentures governing the Charter Holdings notes, were $17 million and $56 million for the three months and nine months ended September 30, 2003, respectively and $15 million and $48 million for the three months and nine months ended September 30, 2002, respectively. There were no defaults under the Charter Holdings indentures and other specified tests were met for the quarter ended September 30, 2003. However, Charter Holdings did not meet the leverage ratio test at September 30, 2003, and as a result, distributions from Charter Holdings to Charter will be restricted until that test is met. Charter’s ability to make payments on its convertible senior notes is dependent on Charter Holdco’s liquidity or on the ability for it to obtain distributions from Charter Holdings and the Company’s other subsidiaries making distributions, loans, or payments to Charter Holdco, and on Charter Holdco paying or distributing such funds to Charter. As of September 30, 2003, Charter Holdco had $39 million in cash on hand and is owed $37 million in intercompany loans, which are available to Charter Holdco to service interest on the convertible senior notes.

Accordingly, Charter’s ability to make interest payments, or principal payments at maturity in 2005 and 2006, with respect to its currently outstanding convertible senior notes is contingent upon it obtaining additional financing or receiving distributions or other payments from its subsidiaries. In September 2003, Charter and its indirect subsidiary, CCH II completed the purchase of an aggregate of $609 million principal amount of Charter’s convertible senior notes and $1.3 billion principal amount of the senior notes and senior discount notes issued by Charter Holdings from institutional investors in a small number of privately negotiated transactions. In consideration for these securities, CCH II issued an aggregate of $1.6 billion principal amount of 10.25% notes due 2010. CCH II also issued an additional $30 million principal amount of 10.25% notes for an equivalent amount of cash and used the proceeds for transaction costs and for general corporate purposes.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s long-term financing structure as of September 30, 2003 includes $7.6 billion of credit facility debt, $10.1 billion of high-yield notes and $774 million of convertible senior debentures. Approximately $108 million of this financing matures during the remainder of 2003, and the Company expects to fund this through availability under its credit facilities. Note 6 summarizes the Company’s current availability under its credit facilities and its long-term debt.

3. Restatement of Consolidated Financial Results

As discussed in the Company’s 2002 Form 10-K, the Company identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments have been reflected in the accompanying condensed consolidated financial statements and reduced revenues for the three and nine months ended September 30, 2002 by $13 million and $38 million, respectively. The Company’s consolidated net loss decreased by $73 million and $11 million for the three and nine months ended September 30, 2002, respectively. In addition, as a result of certain of these adjustments, the Company’s statement of cash flows for the nine months ended September 30, 2002 has been restated. Cash flows from operating activities for the nine months ended September 30, 2002 decreased by $20 million. The more significant categories of adjustments relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $10 million and $30 million for the three and nine months ended September 30, 2002, respectively. The corresponding amortization of such deferred amounts reduced programming expenses by $12 million and $35 million for the three and nine months ended September 30, 2002, respectively.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $2 million and $5 million for the three and nine months ended September 30, 2002, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of the Company’s rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $13 million and $39 million for the three and nine months ended September 30, 2002, respectively.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $13 million and $32 million for the three and nine months ended September 30, 2002, respectively. The Company discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, the Company initiated a three-year program to replace and upgrade a substantial portion of its network. In connection with this plan, the Company assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that $1 billion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

but were to be upgraded and have remained in service. The Company also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise costs by $627 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $115 million and $353 million for the three and nine months ended September 30, 2002, respectively.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $1.4 billion with a corresponding increase in deferred tax liabilities of $1.2 billion. The balance of the entry was recorded to equity and minority interest. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of the Company’s rebuild and upgrade of its network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by $627 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the cumulative effect of accounting change recorded upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 by $199 million before minority interest and tax effects for the nine months ended September 30, 2002.

Other Adjustments. In addition to the items described above, other adjustments of expenses include additional amounts charged to special charges related to the 2001 restructuring plan, certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is a decrease of $1 million and an increase of $4 million for the three and nine months ended September 30, 2002, respectively.

The following tables summarize the effects of the adjustments on the condensed consolidated statements of operations and cash flows for the three and nine month ended September 30, 2002 (dollars in millions, except per share data).

Condensed Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002

	As Previously		As Previously
	Reported	Restated	Reported	Restated

Revenues	$1,179	$1,166	$3,415	$3,377
Income (loss) from operations	(17)	91	(48)	273
Minority interest	255	195	681	507
Cumulative effect of accounting change, net of tax	—	—	(38)	(206)
Net loss applicable to common stock	(240)	(167)	(656)	(645)
Loss per common share	(0.81)	(0.57)	(2.23)	(2.19)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30, 2002

	As Previously
	Reported	Restated

Net cash flows from operating activities	$542	$522
Net cash flows from investing activities	(1,850)	(1,825)
Net cash flows from financing activities	1,815	1,809

4. Franchises and Goodwill

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s indefinite-lived and finite-lived intangible assets as of September 30, 2003 and December 31, 2002 (dollars in millions):

	September 30, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchise with indefinite lives	$17,076	$3,428	$13,648	$17,076	$3,428	$13,648
Goodwill	54	—	54	54	—	54

	$17,130	$3,428	$13,702	$17,130	$3,428	$13,702

Finite-lived intangible assets:
Franchises with finite lives	$103	$30	$73	$103	$24	$79

Franchise amortization expense for the three and nine months ended September 30, 2003 and 2002 was $2 million and $6 million, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $9 million. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2003 and December 31, 2002 (dollars in millions):

	September 30,	December 31,
	2003	2002

Accounts payable	$140	$185
Capital expenditures	32	141
Accrued interest	332	243
Programming costs	254	282
Accrued general and administrative	138	126
Franchise fees	58	68
State sales tax	65	68
Other accrued expenses	197	232

	$1,216	$1,345

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Long-Term Debt

Long-term debt consists of the following as of September 30, 2003 and December 31, 2002 (dollars in millions):

	September 30, 2003		December 31, 2002

	Face	Accreted	Face	Accreted
	Value	Value	Value	Value

Long-Term Debt
Charter Communications, Inc.:
October and November 2000
5.75% convertible senior notes due 2005	$618	$618	$750	$750
May 2001
4.75% convertible senior notes due 2006	156	156	633	633
Charter Holdings:
March 1999
8.250% senior notes due 2007	451	450	600	599
8.625% senior notes due 2009	1,244	1,242	1,500	1,497
9.920% senior discount notes due 2011	1,108	1,056	1,475	1,307
January 2000
10.000% senior notes due 2009	640	640	675	675
10.250% senior notes due 2010	318	318	325	325
11.750% senior discount notes due 2010	450	388	532	421
January 2001
10.750% senior notes due 2009	874	873	900	900
11.125% senior notes due 2011	500	500	500	500
13.500% senior discount notes due 2011	675	501	675	454
May 2001
9.625% senior notes due 2009	290	290	350	350
10.000% senior notes due 2011	410	410	575	575
11.750% senior discount notes due 2011	939	696	1,018	693
January 2002
9.625% senior notes due 2009	350	348	350	348
10.000% senior notes due 2011	300	298	300	298
12.125% senior discount notes due 2012	330	224	450	280
CCH II:
10.250% senior notes due 2010	1,601	1,601	—	—
Renaissance:
10.00% senior discount notes due 2008	114	116	114	113
CC V Holdings:
11.875% senior discount notes due 2008	180	177	180	163
Other long-term debt	—	—	1	1
Credit Facilities
Charter Operating	4,483	4,483	4,542	4,542
CC VI	880	880	926	926
Falcon Cable	1,133	1,133	1,155	1,155
CC VIII Operating	1,100	1,100	1,166	1,166

	$19,144	$18,498	$19,692	$18,671

Charter Operating Credit Facilities. The Charter Operating credit facilities were amended and restated as of June 19, 2003 to allow for the insertion of intermediate holding companies between Charter Holdings and Charter Communications Operating, LLC (“Charter Operating”). In exchange for the lenders’ consent to the organizational

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

restructuring described below, Charter Operating increased pricing by 50 basis points in the existing Charter Operating pricing grid across all levels.

Obligations under the Charter Operating credit facilities are guaranteed by Charter Holdings, CCO Holdings, LLC and by Charter Operating’s subsidiaries, other than the non-recourse subsidiaries, subsidiaries precluded from so guaranteeing by reason of the provisions of other indebtedness to which they are subject, and immaterial subsidiaries. The obligations under the Charter Operating credit facilities are secured by pledges of all equity interests owned by Charter Operating in its direct subsidiaries, all equity interests owned by its guarantor subsidiaries in their respective subsidiaries, and intercompany obligations owing to Charter Operating and/or its guarantor subsidiaries by their affiliates. CCO Holdings, LLC has guaranteed Charter Operating’s obligations under the credit facilities and pledged its equity interest in all of its direct subsidiaries, including Charter Operating, as collateral.

Exchange of Indebtedness. In September 2003, the Company and its indirect subsidiary, CCH II, completed the purchase of an aggregate of $609 million principal amount of Charter’s convertible senior notes and $1.3 billion principal amount of the senior notes and senior discount notes issued by Charter Holdings from institutional investors in a small number of privately negotiated transactions. In consideration for these securities, CCH II issued an aggregate of $1.6 billion principal amount of 10.25% notes due 2010. CCH II also issued an additional $30 million principal amount of 10.25% notes for an equivalent amount of cash and used the proceeds for transaction costs and general corporate purposes. This transaction resulted in a gain on debt exchange of $267 million which is net of the write-off of deferred financing costs of $27 million associated with the retired debt.

Vulcan Inc. Commitment. The Company’s subsidiary entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen. Pursuant to the letter, Vulcan Inc. agreed to lend, or cause an affiliate to lend to CCO Holdings, LLC (“CCO Holdings”), an indirect subsidiary of Charter, an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit, subject to negotiation and execution of definitive documentation, to provide funding to the Company to the extent necessary to comply with leverage ratio covenants of its subsidiaries’ credit facilities in future quarters. However, there can be no assurance that the Company or its subsidiary will choose to draw down funds under such facility or that such facility will prevent a violation of the covenants of its subsidiaries’ credit facilities. In June 2003, Vulcan Inc. agreed to remove the requirement that definitive documentation for the facility be entered into by June 30, 2003, since Charter had determined that it would not need to draw on the facility for the quarter ending June 30, 2003. Vulcan’s commitment will continue until March 31, 2004, subject to the execution and delivery of definitive documents by that date. The revised agreement provides that the $3 million balance of the facility fee provided for in the original commitment letter would be earned as of June 30, 2003, and payable over three years in equal quarterly installments. In addition, the parties agreed that CCO Holdings will pay an extension fee of 0.50% of the commitment amount per annum from June 30, 2003, until the earliest to occur of their termination of the commitment, the expiration of the commitment by its terms or the date of execution of the definitive documentation for the facility. As of September 30, 2003, the Company has not drawn on the facility.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the unused total potential availability under each of the Company’s credit facilities and the availability as limited by financial covenants as of September 30, 2003, which become more restrictive over the term of each facility before becoming fixed (dollars in millions):

	Unused Total	Availability As
	Potential	Limited By Financial
	Availability	Covenants

Charter Operating	$666	$210
CC VI	234	75
Falcon Cable	181	133
CC VIII Operating	328	317

Total	$1,409	$735

7.     Minority Interest and Equity Interest of Charter Holdco

The Company is a holding company whose principal assets are its controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems and mirror notes that are payable by Charter Holdco to the Company which have the same principal amount and terms as those of the Company’s convertible senior notes. Minority interest on the Company’s condensed consolidated balance sheets represents the ownership percentages of Charter Holdco not owned by the Company, or 53.5% of total members’ equity of Charter Holdco, plus $678 million and $668 million of preferred membership interests in CC VIII, LLC (CC VIII), an indirect subsidiary of Charter Holdco, as of September 30, 2003 and December 31, 2002, respectively. As more fully described in Note 17, this preferred interest arises from the approximately $630 million of preferred units issued by CC VIII in connection with the Bresnan acquisition in February 2000. As of September 30, 2003 and December 31, 2002, minority interest also includes $25 million of preferred interest in Charter Helicon, LLC issued in connection with the Helicon acquisition. Members’ equity of Charter Holdco was $113 million and $662 million as of September 30, 2003 and December 31, 2002, respectively. Gains and losses arising from the issuance by Charter Holdco of its membership units are recorded as capital transactions, thereby increasing or decreasing shareholders’ equity and decreasing or increasing minority interest on the accompanying condensed consolidated balance sheets. Changes to minority interest consist of the following for the periods presented (dollars in millions):

Minority
Interest

Balance, December 31, 2002	$1,050
Minority interest in loss of a subsidiary	(297)
Changes in fair value of interest rate agreements	14
Other	(4)

Balance, September 30, 2003	$763

8.     Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets. The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in accumulated other comprehensive loss. Comprehensive income for the three months ended September 30, 2003 was $48 million and comprehensive loss for the three months ended September 30, 2002 was $193 million, respectively. Comprehensive loss for the nine months ended September 30, 2003 and 2002 was $168 million and $677 million, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.     Accounting for Derivative Instruments and Hedging Activities

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

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the condensed consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended September 30, 2003 and 2002, other income and expense includes gains of $0 and $2 million, respectively, and for the nine months ended September 30, 2003 and 2002, other expenses includes gains of $8 million and losses of $3 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss and minority interest. For the three and nine months ended September 30, 2003 a gain of $21 million and $30 million, respectively, and for the three and nine months ended September 30, 2002, a loss of $58 million and $70 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as a gain or loss on interest rate agreements. For the three months ended September 30, 2003 and 2002, the Company recorded, within other income and expense, income of $31 million and expense of $79 million, respectively, and for the nine months ended September 30, 2003 and 2002, recorded other income of $27 million and other expense of $103 million, respectively, for interest rate derivative instruments not designated as hedges.

At September 30, 2003 and December 31, 2002, the Company had outstanding $3.3 billion and $3.4 billion, respectively, and $520 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The Company does not hold collateral for these instruments and is therefore subject to credit loss in the event of nonperformance by the counterparty to the interest rate exchange agreement. However the counterparties are banks and we do not anticipate nonperformance by any of them on any interest rate exchange agreement.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.     Revenues

Revenues consist of the following for the three and nine months ended September 30, 2003 and 2002 (dollars in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Video	$866	$862	$2,607	$2,553
High-speed data	145	91	403	231
Advertising sales	64	86	188	216
Commercial	52	41	149	117
Other	80	86	255	260

	$1,207	$1,166	$3,602	$3,377

11.     Operating Expenses

Operating expenses consist of the following for the three and nine months ended September 30, 2003 and 2002 (dollars in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Programming costs	$307	$296	$934	$873
Advertising sales	21	23	65	63
Service costs	156	138	458	394

	$484	$457	$1,457	$1,330

The Company has various contracts and other arrangements to obtain basic, premium and digital programming from program suppliers that receive compensation typically based on a monthly flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in the month the programming is available for exhibition.

12.     Special Charges

In the fourth quarter of 2002, the Company recorded a special charge of $35 million, of which $31 million was associated with its workforce reduction program and the consolidation of its operations from three divisions and ten regions into five operating divisions, elimination of redundant practices and streamlining its management structure. The remaining $4 million related to legal and other costs associated with the Company’s ongoing grand jury investigation, shareholder lawsuits and SEC investigation. The $31 million charge related to realignment activities, included severance costs of $28 million related to approximately 1,400 employees identified for termination as of December 31, 2002 and lease termination costs of $3 million. During the three and nine months ended September 30, 2003, an additional 400 and 1,100 employees, respectively, were identified for termination, and additional severance costs of $8 million and $23 million, respectively, were recorded in special charges. In total, approximately 400 and 2,300 employees were terminated during the three and nine months ended September 30, 2003, respectively. Severance payments are generally made over a period of up to twelve months with approximately $11 million and $34 million, respectively, paid during the three and nine months ended September 30, 2003. As of September 30, 2003 and December 31, 2002, a liability of approximately $19 million and $31 million, respectively, is recorded on the accompanying condensed consolidated balance sheets related to the realignment activities. For the nine months ended September 30, 2003, the additional severance costs were offset by a $5 million

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

settlement from the Internet service provider Excite@Home related to the conversion of approximately 145,000 high-speed data customers to Charter Pipeline service in 2001, for which costs of $15 million were recorded in the fourth quarter of 2001.

In December 2001, the Company implemented a restructuring plan to reduce its workforce in certain markets and reorganize its operating divisions from two to three and operating regions from twelve to ten. The restructuring plan was completed during the first quarter of 2002, resulting in the termination of approximately 320 employees and severance costs of $4 million, of which $1 million was recorded during the nine months ended September 30, 2002.

13.     Income Taxes

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

As of September 30, 2003 and December 31, 2002, the Company has net deferred income tax liabilities of approximately $437 million and $519 million, respectively. Approximately $257 million and $253 million of the deferred tax liabilities recorded in the financial statements at September 30, 2003 and December 31, 2002, respectively, relate to certain indirect subsidiaries of Charter Holdco, which file separate income tax returns.

During the three and nine months ended September 30, 2003, the Company recorded $28 million and $86 million of income tax benefit, respectively. The income tax benefits were realized primarily through reductions in the deferred tax liability related to Charter’s investment in Charter Holdco, as a result of Charter receiving tax loss allocations from Charter Holdco in 2003. Previously the tax losses had been allocated to Vulcan Cable and Charter Investment in accordance with the Special Loss Allocations provided under the Charter Holdco amended and restated limited liability company agreement. Charter does not expect to recognize a similar benefit related to its investment in Charter Holdco after 2003 due to limitations on Charter’s ability to offset future tax benefits against the remaining deferred tax liabilities. However, the actual tax provision calculation in the future periods will be the result of current and future temporary differences, as well as future operating results. During the three and nine months ended September 30, 2002, the Company recorded $6 million and $12 million, respectively, of income tax benefit related to decreases in the deferred tax liabilities of certain of the Company’s indirect corporate subsidiaries.

The Company has deferred tax assets of $1.6 billion and $1.5 billion as of September 30, 2003 and December 31, 2002, respectively, which primarily relate to the excess of cumulative financial statement losses over cumulative tax losses allocated from Charter Holdco. The deferred tax assets also include $772 million and $322 million of tax net operating loss carryforwards as of September 30, 2003 and December 31, 2002, respectively (generally expiring in years 2003 through 2023) of Charter and its indirect corporate subsidiaries which are subject to separate return limitations.

The total valuation allowance for deferred tax assets is $1.4 billion as of September 30, 2003 and December 31, 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset deferred tax liabilities.

The Company is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2000 and 1999. Management does not expect the results of this examination to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.     Contingencies

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

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the consolidated class action. Motions to dismiss the Consolidated Amended Complaint have been filed.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in Missouri state court against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction by Mr. Allen has been presented.

The lawsuits discussed above are each in preliminary stages. No reserves have been established for those matters because the Company believes they are either not estimable or not probable. Charter intends to vigorously defend the lawsuits.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

15.     Earnings Per Share

Basic earnings per share is based on the average number of shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, convertible debt, convertible redeemable preferred stock and exchangeable membership units. Basic earnings per share equals diluted earnings per share for the three months ended September 30, 2002 and the nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30, 2003

	Earnings	Shares	Earnings Per Share

Basic earnings per share	$36	295	$0.12
Effect of stock options	—	4	—
Effect of Charter Investment Class B Common Stock	7	223	(0.04)
Effect of Vulcan Cable III Inc. Class B Common Stock	4	116	(0.01)

Diluted earnings per share	$47	638	$0.07

The effect of stock options represents the shares resulting from the assumed exercise of outstanding stock options calculated using the treasury stock method for all options whose exercise price was less than the average market price of the common shares. Charter Investment Class B common stock and Vulcan Cable III, Inc. Class B common stock represent membership units in Charter Holdco that are exchangeable at any time on a one-for-one basis for shares of

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Charter Class B common stock, which are in turn convertible on a one-for-one basis into shares of Charter Class A common stock. Their effect on earnings represents their allocation of gains to minority interest based on their ownership of Charter Holdco.

Certain options to purchase common stock, which were outstanding during the three months ended September 30, 2003, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. The Company’s 5.75% and 4.75% convertible senior notes, series A convertible redeemable preferred stock and CC VIII, LLC exchangeable membership units also were not included in the computation of diluted earnings per share because the effect of the conversions would be antidilutive.

16.     Stock Compensation Plans

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company recognizes compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions resulted in utilizing a preferable accounting method, as the consolidated financial statements presents the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, the fair value method is applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date continue to be accounted for under APB No. 25, unless they are modified or settled in cash. The adoption of these provisions did not have a material impact on the consolidated results of operations or financial position of the Company. The ongoing effect on consolidated results of operations or financial position will be dependent upon future stock based compensation awards granted by the Company. Had the Company adopted SFAS No. 123 as of January 1, 2002, using the prospective method, option compensation expense for the three and nine months ended September 30, 2002 would have been approximately $7 million and $10 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) applicable to common stock	$36	$(167)	$(184)	$(645)
Pro forma	38	(179)	(194)	(683)
Basic income (loss) per common share	0.12	(0.57)	(0.62)	(2.19)
Pro forma	0.13	(0.61)	(0.66)	(2.32)
Diluted income (loss) per common share	0.07	(0.57)	(0.62)	(2.19)
Pro forma	0.07	(0.61)	(0.66)	(2.32)

In July 2003, Charter’s shareholders approved an amendment to the Company’s 2001 Stock Incentive Plan to increase by 30,000,000 shares the number of Class A common stock authorized for issuance under the Plan as well as amendments to the 1999 Option Plan and the 2001 Stock Incentive Plan to authorize the repricing of outstanding options.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.     Related Parties

Comcast Put Right. As part of the acquisition of the cable television systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC (CC VIII), the Company’s indirect limited liability company subsidiary, issued Class A Preferred Membership Interests (collectively, the “CC VIII Interest”) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, now owned by Comcast Corporation (the “Comcast Sellers”). While held by the Comcast Sellers, the CC VIII Interest was entitled to a 2% priority return on its initial capital amount and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast Sellers, the CC VIII Interest generally did not share in the profits and losses of CC VIII. Paul Allen granted the Comcast Sellers the right to sell to him the CC VIII Interest for approximately $630 million plus 4.5% interest annually from February 2000 (the “Comcast Put Right”). In April 2002, the Comcast Sellers exercised the Comcast Put Right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII Interest indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on the number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen will not be entitled to any priority distributions (except with respect to the 2% priority return, as to which such priority will continue to accrete), and Mr. Allen’s share of any remaining distributions in liquidation will be equal to the initial capital account of the Comcast Sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003. At September 30, 2003, Mr. Allen’s CC VIII Interest was $678 million. The limited liability company agreement of CC VIII does not provide for a mandatory redemption of the CC VIII Interest.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII Interest following consummation of the Comcast Put Right. Charter’s Board of Directors formed a Special Committee initially comprised of Messrs. Tory, Wangberg and Nelson to investigate and take any other appropriate action on its behalf with respect to this matter. Charter’s Board of Directors recently appointed David Merritt to the Special Committee to take the place of Mr. Nelson, who is no longer a director of Charter. After conducting an investigation of the facts and circumstances relating to this matter, the Special Committee has reached a preliminary determination that, due to a mistake that occurred in preparing the Bresnan transaction documents, Charter should seek the reformation of certain contractual provisions in such documents and has notified Mr. Allen of this conclusion. The Special Committee also has preliminarily determined that, as part of such contract reformation, Mr. Allen should be required to contribute the CC VIII Interest to Charter Holdco in exchange for Charter Holdco membership units. The Special Committee also has recommended to the Board of Directors that, to the extent the contract reformation is achieved, the Board should consider whether the CC VIII Interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them. Mr. Allen has notified the Special Committee that he disagrees with the Special Committee’s preliminary determinations. The parties engaged in a process of non-binding mediation to seek to resolve this matter, without success. The Special Committee is evaluating what further actions or processes it may undertake to resolve this dispute, which may include alternative dispute resolution proceedings or the initiation of judicial proceedings in the Delaware Court of Chancery.

Debt Held by Affiliates. Certain related parties, including members of the Board of Directors and management, hold interests in the Company’s senior convertible debt and senior notes and discount notes of the Company’s subsidiary of approximately $65 million of face value at September 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Charter Communications, Inc. is a holding company whose principal assets as of September 30, 2003 are a 46.5% controlling common equity interest in Charter Communications Holding Company, LLC and “mirror” notes that are payable by Charter Communications Holding Company, LLC to Charter Communications, Inc. which have the same principal amount and terms as those of Charter Communications, Inc.’s convertible senior notes. “We,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries. We own and operate cable systems that provide a full range of video, data, telephony and other advanced broadband services. We also provide commercial high-speed data, video and telephony services and sell advertising and production services.

The following table summarizes our approximate customer statistics for analog and digital video, high-speed data, telephony, and advanced services as of September 30, 2003, June 30, 2003 and September 30, 2002:

	Approximate as of

	September 30,	June 30,	September 30,
	2003 (a)	2003 (a)	2002 (a)

Customer Summary:
Customer Relationships:
Video customers (b)(c)	6,498,100	6,486,900	6,647,600
Non-video customers (b)	54,800	52,000	50,300

Total customer relationships (d)	6,552,900	6,538,900	6,697,900

Average monthly revenue per customer relationship (e)	$61.46	$61.82	$57.66
Bundled customers (f)	1,434,900	1,297,000	919,600
Revenue Generating Units:
Analog video customers (b)(c)	6,498,100	6,486,900	6,647,600
Digital video customers (g)	2,664,800	2,603,900	2,527,700
High-speed data customers (h)(i)	1,489,700	1,349,000	969,900
Telephony customers (j)	24,100	23,700	19,700

Total revenue generating units (k)	10,676,700	10,463,500	10,164,900

Video Services:
Analog Video:
Estimated homes passed (l)	12,403,400	12,189,400	11,972,600
Analog video customers (b)(c)	6,498,100	6,486,900	6,647,600
Estimated penetration of analog video homes passed (b)(c)(l)(m)	52%	53%	56%
Average monthly analog revenue per analog video customer (n)	$36.66	$36.98	$35.75
Digital Video:
Estimated digital homes passed (l)	12,243,300	11,958,200	11,492,800
Digital video customers (g)	2,664,800	2,603,900	2,527,700
Estimated penetration of digital homes passed (g)(l)(m)	22%	22%	22%
Digital percentage of analog video customers (b)(c)(g)(o)	41%	40%	38%
Digital set-top terminals deployed	3,749,200	3,680,000	3,537,800
Average incremental monthly digital revenue per digital video customer (n)	$23.41	$23.47	$23.77
Estimated video on demand homes passed (l)	3,948,700	3,371,900	1,994,700

	Approximate as of

	September 30,	June 30,	September 30,
	2003 (a)	2003 (a)	2002 (a)

Non-Video Services:
High-Speed Data Services:
Estimated high-speed data homes passed (l)	10,496,900	10,013,100	8,973,200
Residential high-speed data customers (h) (i)	1,489,700	1,349,000	969,900
Estimated penetration of high-speed data homes passed (h)(i)(l)(m)	14%	13%	11%
Average incremental monthly high-speed data revenue per high-speed data customer (n)	$34.05	$34.59	$33.70
Dial-up customers	10,900	11,700	15,800
Telephony customers (j)	24,100	23,700	19,700

(a)	“Customers” include all persons corporate billing records show as receiving service, regardless of their payment status, except for complimentary accounts (such as our employees).

(b)	Analog video customers include all customers who purchase video services (including those who also purchase high-speed data and telephony services), but excludes approximately 54,800, 52,000 and 50,300 customer relationships, respectively, who pay for high-speed data service only and who are only counted as high-speed data customers (and therefore are shown as “non-video” customers). This represents a change in our methodology from prior reports through September 30, 2002, in which high-speed data service only customers were included within our analog video customers. We made this change because we determined that most of these customers were unable to receive our most basic level of analog video service because this service was physically secured or blocked, was unavailable in certain areas or the customers were unaware that this service was available to them. However, this year through an ongoing study, we have determined that 13,400 of these high-speed data customers have been receiving or were otherwise upgraded to receive, analog video services. This resulted in 11,100 customers being added to the June 30, 2003 analog video customers and an additional 2,300 being added to the September 30, 2003 analog video customers. Additionally, 135,200 of our analog video customers have been added during this quarter pursuant to promotional programs, which include the initial two months of service for free. There is no assurance that they will remain as customers once the period of free service expires.

(c)	Included within video customers are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit (“EBU”) basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers. Our policy is not to count complimentary accounts (such as our employees) as customers.

(d)	Customer relationships include the number of customers that receive at least one level of service encompassing video and data services, without regard to which service(s) such customers purchase. This statistic is computed in accordance with the guidelines of the National Cable & Telecommunications Association (NCTA) that have been adopted by eleven publicly traded cable operators (including Charter) as an industry standard.

(e)	Average monthly revenue per customer relationship is calculated as total quarterly revenue divided by three divided by the average number of customer relationships during the respective quarter.

(f)	Bundled customers include customers subscribing to Charter’s video service and data service. Bundled customers do not include customers who only subscribe to video service.

(g)	Digital video customers include all households that have one or more digital set-top terminals. Included in digital video customers at September 30, 2003, June 30, 2003 and September 30, 2002 are approximately

12,600, 13,300 and 13,400 customers, respectively, that receive digital video service directly through satellite transmission. Additionally, 121,000 of our digital video customers have been added during this quarter pursuant to promotional programs which include the initial two months of service for free. There is no assurance that they will remain as customers once the period of free service expires.

(h)	As noted above, all of these customers also receive video service and are included in the video statistics above, except that the video statistics do not include approximately 54,800, 52,000 and 50,300 of these customers at September 30, 2003, June 30, 2003 and September 30, 2002, respectively, who were high-speed data only customers. Additionally, 103,800 of our high-speed data customers have been added during this quarter pursuant to promotional programs, which include the initial two months of service for free. There is no assurance that they will remain as customers once the period of free service expires.

(i)	During the first three quarters of 2002, commercial high-speed data customers were calculated on an Equivalent Modem Unit or EMU basis, which involves converting commercial revenues to residential customer counts. Given the growth plans for our commercial data business, we do not believe that converting commercial revenues to residential customer counts is the most meaningful way to disclose or describe this growing business. We, therefore, excluded 85,500 EMUs that were previously reported in our September 30, 2002 customer totals for comparative purposes.

(j)	Telephony customers include all households purchasing telephone service.

(k)	Revenue generating units represent the sum total of all primary analog video, digital video, high-speed data and telephony customers (including those under promotional pricing programs that may not generate cash revenues initially or at all), not counting additional outlets within one household. For example, a customer who receives two types of services (such as analog video and digital video) would be treated as two revenue generating units, and if that customer added on high-speed data service, the customer would be treated as three revenue generating units. This statistic is computed in accordance with the guidelines of the NCTA that have been adopted by eleven publicly traded cable operators (including Charter) as an industry standard.

(l)	Homes passed represents our estimate of the number of living units, such as single family homes, apartment units and condominium units passed by the cable distribution network in the areas in which we offer the service indicated. Homes passed excludes commercial units passed by the cable distribution network. The figures in this table reflect an increase at September 30, 2003 in our estimated homes passed from that previously reported for June 30, 2003. This increase is in part due to a refinement of methods used to estimate homes passed and in part due to line mileage within our network that was not previously reflected.

(m)	Penetration represents customers as a percentage of homes passed.

(n)	Average monthly revenue represents quarterly revenue for the service indicated divided by three divided by average number of customers for the service indicated during the respective quarter.

(o)	Represents the number of digital video customers as a percentage of analog video customers.

Restatement of Consolidated Financial Results

As discussed in our 2002 Form 10-K, we identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments have been reflected in the accompanying condensed consolidated financial statements and reduced revenues for the three and nine months ended September 30, 2002 by $13 million and $38 million, respectively. Our consolidated net loss decreased by $73 million and $11 million for the three and nine months ended September 30, 2002, respectively. In addition, as a result of certain of these adjustments, our statement of cash flows for the nine months ended September

30, 2002 has been restated. Cash flows from operating activities for the nine months ended September 30, 2002 decreased by $20 million. The more significant categories of adjustments relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $10 million and $30 million for the three and nine months ended September 30, 2002, respectively. The corresponding amortization of such deferred amounts reduced programming expenses by $12 million and $35 million for the three and nine months ended September 30, 2002.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $2 million and $5 million for the three and nine months ended September 30, 2002. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of our rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $13 million and $39 million for the three and nine months ended September 30, 2002.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $13 million and $32 million for the three and nine months ended September 30, 2002. We discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, we initiated a three-year program to replace and upgrade a substantial portion of our network. In connection with this plan, we assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that $1 billion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. We also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise costs by $627 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $115 million and $353 million for the three and nine months ended September 30, 2002.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $1.4 billion with a corresponding increase in deferred tax liabilities of $1.2 billion. The balance of the entry was recorded to equity and minority interest. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of our rebuild and upgrade of its network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by $627 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the cumulative effect of accounting change recorded upon adoption of Statement of Financial Accounting Standards No. 142 by $199 million, before minority interest and tax effects, for the nine months ended September 30, 2002.

Other Adjustments. In addition to the items described above, other adjustments of expenses include additional amounts charged to special charges related to the 2001 restructuring plan, certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is a decrease of $1 million and an increase of $4 million for the three and nine months ended September 30, 2002.

The following tables summarize the effects of the adjustments on the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2002 (dollars in millions, except per share data).

Condensed Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002

	As Previously		As Previously
	Reported	Restated	Reported	Restated

Revenues	$1,179	$1,166	$3,415	$3,377
Income (loss) from operations	(17)	91	(48)	273
Minority interest	255	195	681	507
Cumulative effect of accounting change, net of tax	—	—	(38)	(206)
Net loss applicable to common stock	(240)	(167)	(656)	(645)
Loss per common share	(0.81)	(0.57)	(2.23)	(2.19)

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30, 2002

	As Previously
	Reported	Restated

Net cash flows from operating activities	$542	$522
Net cash flows from investing activities	(1,850)	(1,825)
Net cash flows from financing activities	1,815	1,809

Overview

We have had a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. We reported net income for the three months ended September 30, 2003, primarily due to the $267 million gain on our debt exchange coupled with a $31 million gain on derivative instruments and hedging activities. The principal reasons for our prior net losses include our depreciation and amortization expenses and interest costs, which decreased in the aggregate by $4 million for the three months ended September 30, 2003, as compared to the same prior year period and increased in the aggregate by $106 million for the nine months ended September 30, 2003 as compared to the same prior year period. Continued net losses could have a material adverse impact on our ability to access necessary capital and to fund ongoing operations.

For the three months ended September 30, 2003 and 2002, our income from operations, which includes depreciation and amortization expense but excludes interest expense, was $117 million and $91 million, respectively. For the nine months ended September 30, 2003 and 2002, our income from operations was $306 million and $273 million, respectively. These operating margins increased from 8% for the three months ended September 30, 2002 to 10% for the three months ended September 30, 2003, and remained constant at 8% for the nine months ended September 30, 2003 and 2002.

Since our inception and currently, our ability to conduct operations is dependent on our continued access to credit pursuant to our subsidiaries’ credit facilities. The occurrence of an event of default under our subsidiaries’ credit facilities could result in borrowings from these facilities being unavailable to us and could, in the event of a payment default or acceleration, also trigger events of default under our and our subsidiaries’ outstanding public notes and would have a material adverse effect on us. In addition, approximately $108 million of our financing matures during the remainder of 2003, which we expect to fund through availability under our subsidiaries’ credit facilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We disclosed our critical accounting policies and the means by which we develop estimates therefor in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constitute for the periods presented (dollars in millions, except share data):

	Three Months Ended September 30,

	2003		2002

			(restated)
Revenues	$1,207	100%	$1,166	100%

Costs and expenses:
Operating (excluding depreciation and amortization and other items listed below)	484	40%	457	39%
Selling, general and administrative	235	19%	243	21%
Depreciation and amortization	362	30%	374	32%
Option compensation expense, net	1	—	1	—
Special charges, net	8	1%	—	—

	1,090	90%	1,075	92%

Operating income	117	10%	91	8%

Interest expense, net	(387)		(379)
Gain (loss) on derivative instruments and hedging activities, net	31		(76)
Gain on debt exchange, net	267		—
Other, net	(5)		(3)

	(94)		(458)

Income (loss) before minority interest and income taxes	23		(367)
Minority interest	(14)		195

Income (loss) before income taxes	9		(172)
Income tax benefit	28		6

Net income (loss)	37		(166)
Dividends on preferred stock – redeemable	(1)		(1)

Net income (loss) applicable to common stock	$36		$(167)

Earnings (loss) per share:
Basic	$0.12		$(0.57)

Diluted	$0.07		$(0.57)

Weighted average common shares outstanding, basic	294,566,878		294,454,659

Weighted average common shares outstanding, diluted	637,822,843		294,454,659

Revenues. Revenues increased by $41 million, or 4%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase is principally the result of increases in the number of high-speed data and digital video customers as well as price increases for video and data services, and is offset somewhat by the decline in analog customers. At September 30, 2003, we had approximately 135,200 analog video customers, 121,000 digital video customers and 103,800 high-speed data customers that were obtained through promotional programs and are in free service periods. These free service periods generally expire in November 2003. We believe this strategy will reposition Charter’s services to these consumers and build a foundation for expected increases in revenues in the future. We have instituted specific retention programs in the fourth quarter for customers added from these promotional offers which include offering additional incremental services such as video on demand, subscription video on demand and increased speed and broadband content for our high-speed data platform. Our goal is to increase revenues by reversing our analog customer losses, implementing limited price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and commercial services to new and existing customers.

Average monthly revenue per customer relationship increased from $57.66 for the three months ended September 30, 2002 to $61.46 for the three months ended September 30, 2003. Average monthly revenue per customer relationship represents total revenue for the three months ended September 30, divided by three, divided by the average number of customer relationships.

Revenues by service offering are as follows (dollars in millions):

	Three Months Ended September 30,

	2003		2002		2003 over 2002

		% of		% of
	Amount	Revenues	Amount	Revenues	Change	% Change

Video	$866	72%	$862	74%	$4	—
High-speed data	145	12%	91	8%	54	59%
Advertising sales	64	5%	86	7%	(22)	(26)%
Commercial	52	4%	41	4%	11	27%
Other	80	7%	86	7%	(6)	(7)%

	$1,207	100%	$1,166	100%	$41	4%

Video revenues consist primarily of revenues from analog and digital services. Video revenues increased by $4 million, to $866 million for the three months ended September 30, 2003 as compared to $862 million for the three months ended September 30, 2002. The increase was primarily due to rate increases and the addition of digital video customers, offset somewhat by the decline in analog video customers.

High-speed data revenues increased $54 million, or 59%, from $91 million for the three months ended September 30, 2002 to $145 million for the three months ended September 30, 2003. The increase was primarily due to the addition of high-speed data customers. We increased the number of our high-speed data customers within our existing service areas. We were also able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased from 75% as of September 30, 2002 to 85% as of September 30, 2003 as a result of our system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales decreased $22 million, or 26%, from $86 million for the three months ended September 30, 2002 to $64 million for the three months ended September 30, 2003. For the three months ended September 30, 2003 and 2002, we received $3 million and $27 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from commercial video and high-speed data services. Commercial revenues increased $11 million, or 27%, from $41 million for the three months ended September 2002 to $52 million for the three months ended September 30, 2003 primarily due to an increase in commercial high-speed data revenues.

Other revenues consist primarily of revenues from franchise fees, late payment fees, customer installations, wire maintenance fees, home shopping, equipment rental, dial-up Internet service and other miscellaneous revenues. Other revenues decreased $6 million, or 7%, from $86 million for the three months ended September 30, 2002 to $80 million for the three months ended September 30, 2003. The decrease was primarily due to a decrease in processing fees and installation revenue.

Operating Expenses. Operating expenses increased $27 million, or 6%, from $457 million for the three months ended September 30, 2002 to $484 million for the three months ended September 30, 2003. Total programming costs paid to programmers were $307 million and $296 million, representing 28% of total costs and expenses for the three months ended September 30, 2003 and 2002, respectively. Key expense components as a percentage of revenues are as follows (dollars in millions):

	Three Months Ended September 30,

	2003		2002		2003 over 2002

		% of		% of
	Amount	Revenues	Amount	Revenues	Change	% Change

Programming costs	$307	25%	$296	25%	$11	4%
Advertising sales	21	2%	23	2%	(2)	(9)%
Service costs	156	13%	138	12%	18	13%

	$484	40%	$457	39%	$27	6%

Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. The increase in programming costs of $11 million, or 4%, was primarily due to price increases, particularly in sports programming, and an increased number of channels carried on our systems and an increase in digital customers, partially offset by decreases in analog video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels against programming costs of $16 million and $15 million for the three months ended September 30, 2003 and 2002, respectively. Programming costs for the three months ended September 30, 2003 also include a $9 million reduction related to changes in estimates of programmer-related disputes, which represented 3% of quarterly programming costs.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases, and they are expected to continue to increase due to a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase cable programming, increased costs from certain previously discounted programming, and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional core services with revenue from other video services, increased incremental high-speed data revenues, advertising revenues and commercial services revenues.

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits and commissions. Advertising sales expenses decreased $2 million, or 9%, primarily due to decreased sales commissions. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $18 million, or 13%, resulted primarily from additional activity associated with on-going infrastructure maintenance and customer service including activities associated with our promotional program.

\

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $8 million, or 3%, from $243 million for the three months ended September 30, 2002 to $235 million for the three months ended September 30, 2003. Key components of expense as a percentage of revenues are as follows (dollars in millions):

	Three Months Ended September 30,

	2003		2002		2003 over 2002

		% of		% of
	Amount	Revenues	Amount	Revenues	Change	% Change

General and administrative	$204	17%	$201	17%	$3	1%
Marketing	31	2%	42	4%	(11)	(26)%

	$235	19%	$243	21%	$(8)	(3)%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $3 million, or 1%, resulted primarily from small increases in several expense categories. These increases were partially offset by a decrease in bad debt expense of $7 million as we continue to realize benefits from our strengthened credit policies.

Marketing expenses decreased $11 million, or 26%, due to reduced promotional activity related to our service offerings including reductions in advertising, telemarketing and direct sales activities. We expect marketing expenses to increase in subsequent quarters.

Depreciation and Amortization. Depreciation and amortization expense decreased by $12 million, or 3%, from $374 million for the three months ended September 30, 2002 to $362 million for the three months ended September 30, 2003. This decrease was due primarily to a decrease in depreciation expense related to the recording of a gain on sales of certain assets.

Option Compensation Expense, Net. Option compensation expense remained constant at approximately $1 million for the three months ended September 30, 2003 and 2002. Option compensation expense represents expense related to exercise prices on certain options that were issued prior to our initial public offering in 1999 that were less than the estimated fair values of our common stock at the time of grant. Compensation expense is being accrued over the vesting period of such options and will continue to be recorded until the last vesting period lapses in April 2004. On January 1, 2003, we adopted SFAS No. 123 “Accounting for Stock-Based Compensation” using the prospective method under which we recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date.

Special Charges, Net. Special charges of $8 million for the three months ended September 30, 2003 primarily represents severance, lease costs and other related costs of our on-going initiative to reduce our workforce. We expect to continue to record additional special charges in 2003 related to the continued reorganization of our operations.

Interest Expense, Net. Net interest expense increased by $8 million, or 2%, from $379 million for the three months ended September 30, 2002 to $387 million for the three months ended September 30, 2003. The increase in net interest expense was a result of a $0.6 billion increase in average debt outstanding to $18.8 billion for the third quarter of 2003 compared to $18.2 billion for the third quarter of 2002, partially offset by a decrease in our average borrowing rate from 8.07% in the third quarter of 2002 to 8.02% in the third quarter of 2003. The increased debt was primarily used for capital expenditures.

Gain (Loss) on Derivative Instruments and Hedging Activities, Net. Net gain on derivative instruments and hedging activities increased $107 million from a loss of $76 million for the three months ended September 30, 2002 to a gain of $31 million for the three months ended September 30, 2003. The increase is primarily due to an increase in gains on interest rate agreements, which do not qualify for hedge accounting under SFAS No. 133, which increased from a loss of $79 million for the three months ended September 30, 2002 to a gain of $31 million for the three months ended September 30, 2003.

Gain on Debt Exchange, Net. Net gain on debt exchange of $267 million for the three months ended September 30, 2003 represents the gain realized on the purchase of an aggregate of $609 million principal amount of our convertible senior notes and $1.3 billion principal amount of Charter Holdings’ senior notes and senior discount notes in consideration for an aggregate of $1.6 billion principal amount of 10.25% notes due 2010 issued by CCH II. The gain is net of the write-off of deferred financing costs associated with the retired debt of $27 million.

Other, Net. Net other expense increased by $2 million from $3 million for the three months ended September 30, 2002 to $5 million for the three months ended September 30, 2003. This increase is primarily due to an increase in loss on investments.

Minority Interest. Minority interest represents the allocation of losses or gains to the minority interest based on ownership of Charter Communications Holding Company, the 2% accretion of the preferred membership interests in CC VIII and since June 6, 2003, the pro rata share of the profits of CC VIII. The change is a result of a decrease in loss before minority interest to a gain primarily as a result of the debt exchange.

Income Tax Benefit. Income tax benefit of $28 million and $6 million was recognized for the three months ended September 30, 2003 and 2002, respectively. The income tax benefit was realized through decreases in certain deferred tax liabilities related to our investment in Charter Communications Holding Company, as well as to the change in the deferred tax liabilities of certain of our indirect corporate subsidiaries. In the second quarter of 2003, Charter started receiving tax loss allocations from Charter Communications Holding Company. Previously, the tax losses had been allocated to Vulcan Cable III, Inc. and Charter Investment, Inc. in accordance with the Special Loss Allocations provided under the Charter Communications Holding Company amended and restated limited liability company agreement. We do not expect to recognize a similar benefit related to our investment in Charter Communications Holding Company after 2003 due to limitations on our ability to offset future tax benefits against the remaining deferred tax liabilities. However, the actual tax provision calculation in future periods will be the result of current and future temporary differences, as well as future operating results.

Net Income (Loss). Net loss decreased by $203 million, from a net loss of $167 million for the three months ended September 30, 2002 to net income of $36 million for the three months ended September 30, 2003 as a result of the factors described above.

Income (loss) Per Common Share. The loss per common share decreased by $0.69, from a loss of $0.57 per common share for the three months ended September 30, 2002 to income of $0.12 per common share for the three months ended September 30, 2003 as a result of the factors described above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constitute for the periods presented (dollars in millions, except share data):

	Nine Months Ended September 30,

	2003		2002

			(restated)
Revenues	$3,602	100%	$3,377	100%

Costs and expenses:
Operating (excluding depreciation and amortization and other items listed below)	1,457	41%	1,330	39%
Selling, general and administrative	702	19%	708	21%
Depreciation and amortization	1,118	31%	1,061	32%
Option compensation expense, net	1	—	4	—
Special charges, net	18	1%	1	—

	3,296	92%	3,104	92%

Operating income	306	8%	273	8%

Interest expense, net	(1,163)		(1,114)
Gain (loss) on derivative instruments and hedging activities, net	35		(106)
Gain on debt exchange, net	267		—
Other, net	(9)		(8)

	(870)		(1,228)

Loss before minority interest, income taxes and cumulative effect of accounting change	(564)		(955)
Minority interest	297		507

Loss before income taxes and cumulative effect of accounting change	(267)		(448)
Income tax benefit	86		12

Loss before cumulative effect of accounting change	(181)		(436)
Cumulative effect of accounting change, net of tax	—		(206)

Net loss	(181)		(642)
Dividends on preferred stock – redeemable	(3)		(3)

Net loss applicable to common stock	$(184)		$(645)

Loss per common share, basic and diluted	$(0.62)		$(2.19)

Weighted average common shares outstanding, basic and diluted	294,503,840		294,434,575

Revenues. Revenues increased by $225 million, or 7%, from $3.4 billion for the nine months ended September 30, 2002 to $3.6 billion for the nine months ended September 30, 2003. This increase is principally the result of increases in the number of high-speed data and digital video customers as well as price increases for video and data services, and is offset somewhat by the decline in analog customers. At September 30, 2003, we had approximately

135,200 analog video customers, 121,000 digital video customers and 103,800 high-speed data customers that were obtained through promotional programs and are in free service periods. These free service periods generally expire in November 2003. We believe this strategy will reposition Charter’s services to these consumers and build a foundation for expected increases in revenues in the future. We have instituted specific retention programs in the fourth quarter for customers added from these promotional offers which include offering additional incremental services such as video on demand, subscription video on demand and increased speed and broadband content for our high-speed data platform. Our goal is to increase revenues by reversing our analog customer losses, implementing limited price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and commercial services to new and existing customers.

Average monthly revenue per customer relationship increased from $55.49 for the nine months ended September 30, 2002 to $61.02 for the nine months ended September 30, 2003. Average monthly revenue per customer relationship represents total revenue for the nine months ended September 30, divided by nine, divided by the average number of customer relationships.

Revenues by service offering are as follows (dollars in millions):

	Nine Months Ended September 30,

	2003		2002		2003 over 2002

		% of		% of
	Amount	Revenues	Amount	Revenues	Change	% Change

Video	$2,607	73%	$2,553	76%	$54	2%
High-speed data	403	11%	231	7%	172	74%
Advertising sales	188	5%	216	6%	(28)	(13)%
Commercial	149	4%	117	3%	32	27%
Other	255	7%	260	8%	(5)	(2)%

	$3,602	100%	$3,377	100%	$225	7%

Video revenues consist primarily of revenues from analog and digital services. Video revenues increased by $54 million, or 2%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase was primarily due to rate increases and the addition of digital video customers, offset somewhat by the decline in analog video customers.

High-speed data revenues increased $172 million, or 74%, from $231 million for the nine months ended September 30, 2002 to $403 million for the nine months ended September 30, 2003. The increase was primarily due to the addition of high-speed data customers. We increased the number of our high-speed data customers within our existing service areas. We were also able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased from 75% as of September 30, 2002 to 85% as of September 30, 2003 as a result of our system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales decreased $28 million, or 13%, from $216 million for the nine months ended September 30, 2002 to $188 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2003 and 2002, we received $10 million and $49 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from commercial video and high-speed data services. Commercial revenues increased $32 million, or 27%, from $117 million for the nine months ended September 30, 2002 to $149 million for the nine months ended September 30, 2003 primarily due to an increase in commercial high-speed data revenues.

Other revenues consist primarily of revenues from franchise fees, late payment fees, customer installations, wire maintenance fees, home shopping, equipment rental, dial-up Internet service and other miscellaneous revenues. Other revenues decreased $5 million, or 2%, from $260 million for the nine months ended September 30, 2002 to $255 million for the nine months ended September 30, 2003. The decrease was primarily due to a decrease in franchise fees due to a Federal Communications Commission ruling in March 2002, no longer requiring the collection of franchise fees for high-speed data services.

Operating Expenses. Operating expenses increased $127 million, or 10%, from approximately $1.3 billion for the nine months ended September 30, 2002 to approximately $1.5 billion for the nine months ended September 30, 2003. Total programming costs paid to programmers were $934 million and $873 million, representing 28% of total costs and expenses for the nine months ended September 30, 2003 and 2002, respectively. Key expense components as a percentage of revenues are as follows (dollars in millions):

	Nine Months Ended September 30,

	2003		2002		2003 over 2002

		% of		% of
	Amount	Revenues	Amount	Revenues	Change	% Change

Programming costs	$934	26%	$873	26%	$61	7%
Advertising sales	65	2%	63	2%	2	3%
Service costs	458	13%	394	11%	64	16%

	$1,457	41%	$1,330	39%	$127	10%

Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. The increase in programming costs of $61 million, or 7%, was due to price increases, particularly in sports programming, and an increased number of channels carried on our systems and an increase in digital video customers, partially offset by decreases in analog video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels against programming costs of $47 million and $42 million for the nine months ended September 30, 2003 and 2002, respectively. Programming costs for the nine months ended September 30, 2003 also include a $9 million reduction related to changes in estimates of programmer-related disputes, which represented 1% of the nine months programming costs.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases, and they are expected to continue to increase due to a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase cable programming, increased costs from certain previously discounted programming, and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional core services with revenue from other video services, increased incremental high-speed data revenues, advertising revenues and commercial services revenue.

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits and commissions. Advertising sales expenses increased $2 million, or 3%, primarily due to increased sales commissions. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $64 million, or 16%, resulted primarily from additional activity associated with on-going infrastructure maintenance and customer service including activities associated with our promotional program.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $6 million from $708 million for the nine months ended September 30, 2002 to $702 million for the nine months ended September 30, 2003. Key components of expense as a percentage of revenues are as follows (dollars in millions):

	Nine Months Ended September 30,

	2003		2002		2003 over 2002

		% of		% of
	Amount	Revenues	Amount	Revenues	Change	% Change

General and administrative	$622	17%	$595	18%	$27	5%
Marketing	80	2%	113	3%	(33)	(29)%

	$702	19%	$708	21%	$(6)	1%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $27 million, or 5%, resulted primarily from increases in salaries and benefits of $13 million, call center costs of $16 million and legal fees of $6 million. These increases were partially offset by a decrease in bad debt expense of $22 million as we continue to realize benefits from our strengthened credit policies.

Marketing expenses decreased $33 million, or 29%, due to reduced promotional activity related to our service offerings including reductions in advertising, telemarketing and direct sales activities. However, we expect marketing expenses to increase in subsequent quarters.

Depreciation and Amortization. Depreciation and amortization expense increased by $57 million, or 5%, primarily due to an increase in depreciation expense related to additional capital expenditures in 2003 and 2002.

Option Compensation Expense, Net. Option compensation expense decreased by approximately $3 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Option compensation expense represents expense related to exercise prices on certain options that were issued prior to our initial public offering in 1999 that were less than the estimated fair values of our common stock at the time of grant. Compensation expense is being accrued over the vesting period of such options and will continue to be recorded until the last vesting period lapses in April 2004. On January 1, 2003, we adopted SFAS No. 123 “Accounting for Stock-Based Compensation” using the prospective method under which we recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date.

Special Charges, Net. Special charges of $18 million for the nine months ended September 30, 2003 represents $23 million of severance and related costs of our on-going initiative to reduce our workforce partially offset by a $5 million credit from a settlement from the Internet service provider Excite@Home related to the conversion of about 145,000 high-speed data customers to our Charter Pipeline service in 2001. We expect to continue to record additional special charges in 2003 related to the continued reorganization of our operations.

Interest Expense, Net. Net interest expense increased by $49 million, or 4%, from $1.1 billion for the nine months ended September 30, 2002 to $1.2 billion for the nine months ended September 30, 2003. The increase in net interest expense was a result of a $1.6 billion increase in average debt outstanding to $18.9 billion for the nine months ended September 30, 2003 compared to $17.3 billion for the nine months ended September 30, 2002, partially offset by a decrease in our average borrowing rate from 8.09% in the nine months ended September 30, 2002 to 7.95% in the nine months ended September 30, 2003. The increased debt was primarily used for capital expenditures.

Gain (Loss) on Derivative Instruments and Hedging Activities, Net. Net gain on derivative instruments and hedging activities increased $141 million from a loss of $106 million for the nine months ended September 30, 2002 to a gain of $35 million for the nine months ended September 30, 2003. The increase is primarily due to an increase in gains on interest rate agreements which do not qualify for hedge accounting under SFAS No. 133, which increased from a loss of $103 million for the nine months ended September 30, 2002 to a gain of $27 million for the nine months ended September 30, 2003.

Gain on Debt Exchange, Net. Net gain on debt exchange of $267 million for the nine months ended September 30, 2003 represents the gain realized on the purchase of an aggregate of $609 million principal amount of our convertible senior notes and $1.3 billion principal amount of Charter Holdings’ senior notes and senior discount notes in consideration for an aggregate of $1.6 billion principal amount of 10.25% notes due 2010 issued by CCH II. The gain is net of the write-off of deferred financing costs associated with the retired debt of $27 million.

Other, Net. Net other expense increased by $1 million from $8 million for the nine months ended September 30, 2002 to $9 million for the nine months ended September 30, 2003. This increase is primarily due to an increase in loss on investments.

Minority Interest. Minority interest decreased by $210 million, from $507 million for the nine months ended September 30, 2002 to $297 million for the nine months ended September 30, 2003. Minority interest represents the allocation of losses to the minority interest based on ownership of Charter Communications Holding Company, the 2% accretion of the preferred membership interests in CC VIII and since June 6, 2003, the pro rata share of the profits of CC VIII. The decrease is a result of a decrease in loss before minority interest.

Income Tax Benefit. Income tax benefit of $86 million and $12 million was recognized for the nine months ended September 30, 2003 and 2002, respectively. The income tax benefit was realized through decreases in certain deferred tax liabilities related to our investment in Charter Communications Holding Company, as well as to the change in the deferred tax liabilities of certain of our indirect corporate subsidiaries. In the second quarter of 2003, Charter started receiving tax loss allocations from Charter Communications Holding Company. Previously, the tax losses had been allocated to Vulcan Cable III, Inc. and Charter Investment, Inc. in accordance with the Special Loss Allocations provided under the Charter Communications Holding Company amended and restated limited liability company agreement. We do not expect to recognize a similar benefit related to our investment in Charter Communications Holding Company after 2003 due to limitations on our ability to offset future tax benefits against the remaining deferred tax liabilities. However, the actual tax provision calculation in future periods will be the result of current and future temporary differences, as well as future operating results.

Cumulative Effect of Accounting Change, Net of Tax. Cumulative effect of accounting change in 2002 represents the impairment charge recorded as a result of adopting SFAS No. 142.

Net Loss. Net loss decreased by $461 million, or 71%, from $645 million for the nine months ended September 30, 2002 to $184 million for the nine months ended September 30, 2003 as a result of the factors described above.

Loss Per Common Share. The loss per common share decreased by $1.57, from $2.19 per common share for the nine months ended September 30, 2002 to $0.62 per common share for the nine months ended September 30, 2003 as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt. The first part of this section, entitled “Overview” provides an overview of these topics. The second part of this section, entitled “Long-Term Debt” provides an overview of long-term debt. The third part of this section, entitled “Historical Operating, Financing and Investing Activities” provides information regarding the cash provided from or used in our operating, financing and investing activities during the nine months ended September 30, 2003 and 2002. The fourth part of this section, entitled “Capital Expenditures” provides more detailed information regarding our historical capital expenditures and our planned capital expenditures going forward.

Overview

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have funded these requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiaries, issuances of debt securities by us and our subsidiaries, our issuances of equity securities and cash on hand. The mix of funding sources changes from period to period, but for the nine months ended September 30, 2003, approximately 77% of our funding requirements was from cash flows from operating activities and 23% was from cash on hand. We expect that our mix of sources of funds will continue to change in the future based on our overall needs relative to our cash flow and on the availability under the credit facilities of our subsidiaries, our access to the debt and equity markets and our ability to generate cash flows from operating activities.

We have a significant level of debt, which will begin to mature in 2005. As the principal amounts owing under our various debt obligations become due, sustaining our liquidity may depend upon our ability to access additional sources of capital over time. Approximately $108 million of our financing matures during the remainder of 2003, which we expect to fund through availability under our subsidiaries’ credit facilities. In subsequent years, substantial additional amounts will become due under our remaining obligations. In addition, a default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations.

In September 2003, we and our indirect subsidiary, CCH II completed the purchase of an aggregate of approximately $609 million principal amount of our convertible senior notes and $1.3 billion principal amount of the senior notes and senior discount notes issued by Charter Holdings from institutional investors in a small number of privately negotiated transactions. In consideration for these securities, CCH II issued an aggregate of $1.6 billion principal amount of 10.25% notes due 2010. CCH II also sold an additional $30 million principal amount of 10.25% notes for an equivalent amount of cash and used the proceeds for transaction costs and general corporate purposes. As a result of the transaction, a $267 million gain was recorded and maturities were extended for a majority of the debt exchanged.

As an additional means of enhancing our liquidity, on October 1, 2003 we closed on the sale of our Port Orchard, Washington system for approximately $91 million, subject to adjustments. On September 3, 2003, we signed a definitive agreement with Atlantic Broadband Finance, LLC for the sale of various cable television systems in Florida, Pennsylvania, Maryland, Delaware, New York and West Virginia for approximately $765 million, subject to adjustments. The closing of this transaction is expected to occur in the first half of 2004, but closing is subject to the condition that revenues for the applicable systems, as reported in the audited financial statements for the applicable systems, when issued, be not less than 97% of amounts reported in previously-delivered unaudited financial statements, as well as other customary closing conditions.

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

In addition, because of our corporate structure, Charter Communications, Inc. has less access to capital than certain of its operating subsidiaries and therefore Charter Communications, Inc.’s ability to repay its convertible senior notes is subject to additional uncertainties. Charter Communications, Inc. is a holding company and its principal assets are its interest in Charter Communications Holding Company, LLC and the mirror notes payable by Charter Communications Holding Company, LLC to Charter Communications, Inc., which have the same principal amount and terms as those of Charter Communications, Inc.’s convertible senior notes. As a result, if Charter Communications, Inc. is not able to obtain additional financing, its ability to make interest payments, and, in 2005 and 2006, to repay the outstanding principal of its remaining convertible senior notes as they mature, is dependent on the receipt of payments or distributions from Charter Communications Holding Company, LLC or its subsidiaries.

No assurances can be given that we will not experience liquidity problems because of adverse market conditions or other unfavorable events or if we do not obtain sufficient additional financing on a timely basis. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through existing credit facilities or in traditional debt or equity financings, we would consider:

•	requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions;

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

•	selling assets;

•	issuing debt securities which may have structural or other priorities over our existing notes; or

•	issuing equity securities that would be dilutive to existing shareholders.

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

Long-Term Debt

As of September 30, 2003 and December 31, 2002, long-term debt totaled approximately $18.5 billion and $18.7 billion, respectively. This debt was comprised of approximately $7.6 billion and $7.8 billion of bank debt, $10.1 billion and $9.5 billion of high-yield bonds and $774 million and $1.4 billion of convertible debt, respectively. As of September 30, 2003 and December 31, 2002, the weighted average rate on the bank debt was approximately 5.6%, the weighted average rate on the high-yield debt was approximately 10.3% and 10.2%, respectively, while the weighted average rate on the convertible debt was approximately 5.5%, resulting in a blended weighted average rate of 8.1% and 7.9%, respectively. Approximately 79% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of September 30, 2003 and December 31, 2002. Our outstanding debt, liquidity and corporate credit ratings have been downgraded by Moody’s Investors Service Inc. and Standard and Poor’s Rating Services.

Our subsidiary entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen, pursuant to which Vulcan Inc. agreed to lend, or cause an affiliate to lend to CCO Holdings, LLC an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit, subject to negotiation and execution of definitive documentation, to provide funding to us to the extent necessary to comply with leverage ratio covenants of our subsidiaries’ credit facilities in future quarters. However, there can be no assurance that we will choose to draw down funds under such facility or that such facility will prevent a violation of the covenants of our subsidiaries’ credit facilities. In June 2003, Vulcan Inc. agreed to remove the requirement that definitive documentation for the facility be entered into by June 30, 2003, since we had determined that we would not need to draw on the facility for the quarter ending June 30, 2003. Vulcan’s commitment will continue until March 31, 2004, subject to the execution and delivery of definitive documents by that date. The revised agreement provides that the $3 million balance of the facility fee provided for in the original commitment letter would be earned as of June 30, 2003, and payable over three years in equal quarterly installments. In addition, the parties agreed that CCO Holdings, LLC will pay an extension fee of 0.50% of the commitment amount per annum from June 30, 2003, until the earliest to occur of their termination of the commitment, the expiration of the commitment by its terms or the date of execution of the definitive documentation for the facility. As of September 30, 2003, we have not drawn on the facility.

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

Our significant amount of debt and the interest charges incurred to service debt may adversely affect our ability to obtain financing in the future and react to changes in our business. We may need additional capital if we do not achieve our projected revenues, or if our operating expenses increase. If we are not able to obtain such capital from increases in our cash flows from operating activities, additional borrowings or other sources, we may not be able to fund customer demand for digital video, data or telephony services, offer certain services in certain of our markets or compete effectively. Consequently, our financial condition and results of operations could suffer materially. See the section “Liquidity and Capital Resources” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2002 Annual Report on Form 10-K for a description of our credit facilities and other long-term debt, including certain terms, restrictions and covenants.

Historical Operating, Financing and Investing Activities

We held $135 million in cash and cash equivalents as of September 30, 2003 compared to $321 million as of December 31, 2002.

Operating Activities. Net cash provided by operating activities increased 22%, from $522 million for the nine months ended September 30, 2002 to $638 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2003, net cash provided by operating activities increased primarily due to increased revenues of $225 million offset by an increase in operating expenses of $127 million during the nine months ended September 30, 2003 compared to the corresponding period in 2002.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2003 and 2002 was $628 million and $1.8 billion, respectively. Investing activities used $1.2 billion less cash during the nine months ended September 30, 2003 than the corresponding period in 2002 primarily as a result of reductions in capital expenditures and acquisitions. Expenditures for property, plant and equipment including capitalized labor and overhead used $1.1 billion less cash during the nine months ended September 30, 2003 than the corresponding period in 2002 as a result of our efforts to reduce capital expenditures and the completion of the majority of our rebuild plan in fiscal 2002. Payments for acquisitions used $139 million less cash during the nine months ended September 30, 2003 than the corresponding period in 2002.

Financing Activities. Net cash used by financing activities for the nine months ended September 30, 2003 was $196 million and net cash provided by financing activities for the nine months ended September 30, 2002 was $1.8 billion. The decrease in cash provided during the nine months ended September 30, 2003 as compared to the corresponding period in 2002 was primarily due to a decrease in borrowings of long-term debt and in issuances of debt.

Capital Expenditures

We have substantial ongoing capital expenditure requirements; however, we have experienced a significant decline in such requirements in 2003 as compared to prior years. This decline in 2003 is the result of a substantial reduction in rebuild costs as our network has been upgraded and rebuilt in prior years, consumption of inventories, negotiated savings in contract labor and network components including digital set-top terminals and cable modems, reduced capitalized labor and overhead and reduced volume of installation related activities. Additions to property, plant and equipment, excluding acquisitions of cable systems, totaled $239 million and $550 million for the three months ended September 30, 2003 and 2002, respectively, and $503 million and $1.6 billion for the nine months ended September 30, 2003 and 2002, respectively. The majority of the capital expenditures relates to our customer premise equipment and rebuild and upgrade program. Upgrading our cable systems has enabled us to offer digital television, high-speed data services, video on demand, high definition television, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures have been funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. During the three months ended September 30, 2003 and 2002, our liabilities related to capital expenditures decreased $4 million and increased $5 million, respectively, and decreased $109 million and $89 million, respectively, during the nine months ended September 30, 2003 and 2002.

During 2003, we expect to spend approximately $800 million to $925 million in the aggregate on capital expenditures. We expect our capital expenditures in 2003 will be lower than 2002 levels because our rebuild and upgrade activities are largely completed, a greater portion of our workforce is focused on maintenance and period related activities, our purchases of digital set-top terminals have declined and the volume of installation related activities has declined.

As first reported in our Form 10-Q for the third quarter of 2002, we adopted capital expenditure disclosure guidance, which was developed by eleven publicly traded cable system operators, including Charter Communications, Inc., with the support of the National Cable & Telecommunications Association (“NCTA”). The new disclosure is intended to provide more consistency in the reporting of operating statistics in capital expenditures and customer relationships among peer companies in the cable industry. These disclosure guidelines are not required disclosure under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2003 and 2002 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Customer premise equipment (a)	$118	$182	$253	$593
Scalable infrastructure (b)	15	60	35	179
Line extensions (c)	38	26	69	69
Upgrade/Rebuild (d)	33	214	76	558
Support capital (e)	35	68	70	189

Total capital expenditures (f)	$239	$550	$503	$1,588

(a)	Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes customer installation costs in accordance with SFAS 51 and customer premise equipment (e.g., digital set-top terminals and cable modems, etc.).

(b)	Scalable infrastructure includes costs, not related to customer premise equipment or our network, to secure growth of new customers, revenue units and additional bandwidth revenues or provide service enhancements (e.g., headend equipment).

(c)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).

(d)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.

(e)	Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles).

(f)	Represents all capital expenditures made during the three and nine months ended September 30, 2003 and 2002, respectively.

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

Our ability to conduct operations is dependent on our continued access to credit under our subsidiaries’ credit facilities. Our total potential borrowing availability under the current credit facilities of our subsidiaries totaled $1.4 billion as of September 30, 2003, although the actual availability per the covenant restrictions at that time was only $735 million. Our access to those funds is subject to our satisfaction of the covenants in those credit facilities and the indentures governing our and our subsidiaries’ public debt. Although we have entered into a back-up credit facility commitment with Vulcan Inc. to improve our ability to satisfy leverage ratio covenants in our subsidaries’ credit facilities, we may not be able to comply with all of the financial ratios and restrictive covenants in our subsidiaries’ credit facilities. If there is an event of default under our subsidiaries’ credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under the credit facilities and indentures, if not waived, could result in the acceleration of those debt obligations, which would in turn result in the acceleration of other debt obligations, and could result in the exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

In addition, as the principal amounts owing under our various debt obligations become due, sustaining our liquidity will depend upon our ability to raise capital over time. It is unclear whether we will have access to sufficient capital to satisfy our principal repayment obligations which are scheduled to come due in 2005 and thereafter. We do not expect that cash flows from operating activities will be sufficient, on their own, to permit us to satisfy these obligations. In addition, because of our corporate structure, Charter Communications, Inc., a holding company, may have less access to capital than certain of its operating subsidiaries, and therefore Charter Communications, Inc.’s ability to repay any outstanding convertible senior notes is subject to additional uncertainties. Although the debt exchange described above reduced the amount of outstanding Charter Communications, Inc. senior convertible notes, Charter Communications, Inc. may not be able to make interest and principal payments on the senior convertible notes remaining outstanding.

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

If, at any time, additional capital or capacity is required beyond amounts internally generated or available through existing credit facilities or in traditional debt or equity financings, we would consider:

•	requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions;

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

•	selling assets;

•	issuing debt securities which may have structural or other priorities over our existing notes; or

•	issuing equity securities that would be dilutive to existing shareholders.

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

Substantial Leverage. We and our subsidiaries have a significant amount of debt. As of September 30, 2003, our total debt was approximately $18.5 billion. In the fourth quarter of 2003, we will be required to repay approximately $66 million of accreted interest on the CC V bonds. In October 2005, $618 million of our 5.75% convertible senior notes will mature, and in May 2006, $156 million of our 4.75% convertible senior notes will mature. In subsequent years, substantial additional amounts will become due under our subsidiaries’ remaining obligations. If current debt levels increase, the related risks that we now face will intensify, including a potential further deterioration of our existing credit ratings. We believe that as a result of our significant levels of debt, current market conditions and downgrades to our debt securities and corporate credit rating, our access to the debt and equity markets is limited. Our difficulty in accessing these markets will impact our ability to obtain future financing for operations, to fund our planned capital expenditures and to react to changes in our business. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not available to us from borrowings under our credit facilities or from other sources, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. If we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution and our noteholders might not receive all principal and interest payments to which they are contractually entitled. For more information, see the section above entitled “Liquidity and Capital Resources.”

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

Acceleration of Indebtedness of Our Subsidiaries. In the event of a default under our subsidiaries’ credit facilities or public notes, our subsidiaries’ creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, our subsidiaries’ credit facilities and indentures will not permit our subsidiaries to distribute funds to Charter Communications Holding Company, LLC or Charter Communications, Inc. to pay interest or principal on its or our public notes. If the amounts outstanding under such credit facilities or public notes are accelerated, all of our subsidiaries’ debt and liabilities would be payable from our subsidiaries’ assets, prior to any distribution of our subsidiaries’ assets to pay the interest and principal amounts on our public notes. In addition, the lenders under our subsidiaries’ credit facilities could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on our public notes. Additionally, an acceleration or payment default under our subsidiaries’ credit facilities would cause a cross-default in the indentures governing the Charter Holdings notes and our convertible senior notes and would trigger the cross-default provision of the Charter Operating Credit Agreement. Any default under any of our subsidiaries’ credit facilities or public notes might adversely affect the holders of our public notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

Charter Communications, Inc.’s Public Notes are Structurally Subordinated to all Liabilities of our Subsidiaries. The borrowers and guarantors under the Charter Operating credit facilities, the CC VI Operating credit facilities, the Falcon credit facilities and the CC VIII Operating credit facilities are our indirect subsidiaries. A number of our subsidiaries are also obligors under other debt instruments, including Charter Holdings and CCH II, which are each a co-issuer of senior notes and/or senior discount notes. As of September 30, 2003, our total debt was approximately $18.5 billion, $17.7 billion of which would have been structurally senior to the Charter Communications, Inc. public notes. In a liquidation, the lenders under all of our subsidiaries’ credit facilities and the holders of the other debt instruments and all other creditors of our subsidiaries will have the right to be paid before us from any of our subsidiaries’ assets.

If we caused a subsidiary to make a distribution to enable us to make payments in respect of our public notes, and such transfer were deemed a fraudulent transfer or an unlawful distribution, the holders of our public notes could be required to return the payment to (or for the benefit of) the creditors of our subsidiaries. In the event of the bankruptcy, liquidation or dissolution of a subsidiary, following payment by such subsidiary of its liabilities, such subsidiary may not have sufficient assets remaining to make any payments to us as an equity holder or otherwise and may be restricted by bankruptcy and insolvency laws from making any such payments. This would affect our ability to make payments to the holders of our public notes.

Securities Litigation and Government Investigations. A number of Federal Class Actions were filed against us and certain of our former and present officers and directors alleging violations of securities law. The Federal Class Actions have been consolidated for pretrial purposes into a Consolidated Federal Class Action. In addition, a number of other lawsuits have been filed against us in other jurisdictions. A shareholders derivative suit was filed in the United States District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against us and certain of our directors and officers. Finally, two derivative suits were filed in Missouri state court against us, our then current directors and our former independent auditor; these actions were consolidated during the fourth quarter of 2002. The federal derivative suit, the Delaware class actions and the consolidated derivative suit each allege that the defendants breached their fiduciary duties.

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

Variable Interest Rates. At September 30, 2003, excluding the effects of hedging, approximately 41% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of September 30, 2003 and December 31, 2002, the weighted average rate on the bank debt was approximately 5.6%, the weighted average rate on the high-yield debt was approximately 10.3% and 10.2%, respectively, while the weighted average rate on the convertible debt was approximately 5.5%, resulting in a blended weighted average rate of 8.1% and 7.9%, respectively. Approximately 79% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of September 30, 2003 and December 31, 2002.

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

Services. We expect that a substantial portion of our near term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent various commerical services that take advantage of cable’s broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

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

Economic Slowdown; Global Conflict. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and could continue to result in reduced spending by customers and advertisers, which could reduce our revenues, and also could affect our ability to collect accounts receivable and maintain customers. In addition, any prolonged military conflict would materially and adversely affect our revenues from our systems providing services to military installations. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

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

There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part a Federal Communications Commission ruling defining cable modem service as an “information service” and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service” but is part “telecommunications service” and part “information service.” The decision will likely be appealed, but it may possibly lead to cable operators having to contribute to the federal government’s universal service fund, to open access requirements, and to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Securities Class Actions and Derivative Suits.

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter Communications, Inc. and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter Communications, Inc.’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter Communications, Inc. utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter Communications, Inc.’s operations and prospects. The Federal Class Actions were specifically and individually identified in prior public filings made by Charter Communications, Inc. In October 2002, Charter Communications, Inc. filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the United States District Court for the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the “Consolidated Federal Class Action”) for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint have been filed.

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

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in Missouri state court against Charter Communications, Inc. and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on our behalf, are sought by the plaintiffs.

The State Derivative Action is entitled:

•	Kenneth Stacey, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter Communications, Inc. and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter Communications, Inc. by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on our behalf, are sought by the plaintiffs.

The Federal Derivative Action is entitled:

•	Arthur Cohn, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter Communications, Inc. and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter Communications, Inc. at an unfair price. The lawsuits were brought on behalf of Charter Communications, Inc.’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such purported or threatened transaction by Mr. Allen has been presented.

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

All of the lawsuits discussed above are each in preliminary stages. Charter Communications, Inc. intends to vigorously defend the lawsuits.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Charter Communications, Inc. was held on July 23, 2003. Of the total 294,527,595 shares of Class A common stock issued, outstanding and eligible to be voted at the meeting, 275,759,771 shares, representing the same number of votes, were represented in person or by proxy at the meeting. Of the total 50,000 shares of Class B common stock issued, outstanding and eligible to be voted at the meeting, 50,000 shares, representing 3,391,820,310 votes, were represented in person or by proxy at the meeting. Five matters were submitted to a vote of the shareholders at the meeting.

ELECTION OF ONE CLASS A/CLASS B DIRECTOR. The holders of the Class A common stock and the Class B common stock voting together elected Nancy B. Peretsman as the Class A/Class B director, to hold office for a term of one year. The voting results are set forth below:

NOMINEE	FOR	WITHHELD	BROKER NON-VOTE

Nancy B. Peretsman	3,647,730,174	19,849,907	N/A

ELECTION OF SEVEN CLASS B DIRECTORS. The holder of the Class B common stock elected seven Class B directors to the Board of Directors, each to hold office for a term of one year. The voting results are set forth below:

NOMINEE	FOR	WITHHELD

Paul G. Allen	3,391,820,310	0
Marc B. Nathanson	3,391,820,310	0
David C. Merritt	3,391,820,310	0
William D. Savoy	3,391,820,310	0
John H. Tory	3,391,820,310	0
Carl E. Vogel	3,391,820,310	0
Larry W. Wangberg	3,391,820,310	0

AMENDMENT FOR INCREASE IN STOCK AUTHORIZED FOR ISSUANCE. The holders of the Class A common stock and the Class B common stock voting together increased by 30,000,000 shares the number of shares of Class A common stock authorized for issuance under the Company’s 2001 Stock Incentive Plan. The voting results are set forth below:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

3,476,860,147	33,148,402	589,899	N/A

AMENDMENT TO AUTHORIZE REPRICING. The holders of the Class A common stock and the Class B common stock voting together authorized the repricing of outstanding stock options, including the exchange of options to reduce the exercise price under the Company’s 1999 Option Plan and 2001 Stock Incentive Plan. The voting results are set forth below:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

3,476,147,135	33,670,068	781,245	N/A

RATIFICATION OF KPMG LLP AS INDEPENDENT PUBLIC ACCOUNTANTS. The holders of the Class A common stock and the Class B common stock voting together ratified KPMG LLP as Charter Communications, Inc.’s independent public accountants for the year ended December 31, 2003. The voting results are set forth below:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

3,658,338,984	8,652,907	588,190	N/A

Under the Certificate of Incorporation and Bylaws of Charter Communications, Inc. for purposes of determining whether votes have been cast, abstentions and broker “non-votes” are not counted and therefore do not have an effect on the proposals.

Item 6. Exhibits and Reports on Form 8-K.

(a) EXHIBITS

Exhibit Number	Description of Document

2.1	Purchase Agreement, dated May 29, 2003, by and between Falcon Video Communications, L.P. and WaveDivision Holdings, LLC (Incorporated by reference to Exhibit 2.1 to Charter Communications, Inc.’s current report on Form 8-K filed on May 30, 2003 (File No. 000-27927)).

2.2	Asset Purchase Agreement, dated September 3, 2003, by and between Charter Communications VI, LLC, The Helicon Group, L.P., Hornell Television Service, Inc., Interlink Communications Partners, LLC, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC (Incorporated by reference to Exhibit 2.1 to Charter Communications, Inc.’s current report on Form 8-K/A filed on September 3, 2003 (File No. 000-27927)).

3.1(a)	Restated Certificate of Incorporation of Charter Communications, Inc. (Originally incorporated July 22, 1999) (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation of Charter Communications, Inc. filed May 10, 2001 (Incorporated by reference to Exhibit 3.1(b) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 29, 2002 (File No. 000-27927)).

3.2	Amended and Restated By-laws of Charter Communications, Inc. as of June 6, 2001 (Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

Exhibit Number	Description of Document

3.3	Fourth Amendment to Amended and Restated By-laws of Charter Communications, Inc. adopted as of October 3, 2003. *

3.4	Fifth Amendment to Amended and Restated By-laws of Charter Communications, Inc. adopted as of October 28, 2003. *

4.1	Indenture, dated as of September 23, 2003, by and among CCH II, LLC, CCH II Capital Corp. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 10.1 to Charter Communications, Inc.’s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

4.2	Exchange and Registration Rights Agreement, dated as of September 23, 2003, by and between CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.2 to Charter Communications, Inc.’s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

4.3	CCH II Note Purchase Agreement, dated as of September 18, 2003, by and between CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.3 to Charter Communications, Inc.’s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

4.4	CCI Senior Notes Exchange Agreement, dated as of September 18, 2003, by and between Charter Communications, Inc., CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.4 to Charter Communications, Inc.’s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

4.5	Holdings Senior Notes Exchange Agreement, dated as of September 18, 2003, by CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.5 to Charter Communications, Inc.’s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

+10.1	Employment Agreement between Charter Communications, Inc. and Margaret A. “Maggie” Bellville, entered into as of April 27, 2003. *

+10.2	Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K filed by Charter Communications, Inc. on April 14, 2003 (File No. 000-27927)).

+10.3	Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K filed by Charter Communications, Inc. on April 14, 2003 (File No. 000-27927)).

15.1	Letter re Unaudited Interim Financial Statements. *

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

* filed herewith

+ Management compensatory plan or arrangement

(b) REPORTS ON FORM 8-K

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

     On July 31, 2003, the registrant filed a current report on Form 8-K dated July 31, 2003 to furnish 2003 second quarter results.

     On September 4, 2003, the registrant filed a current report on Form 8-K dated September 3, 2003 to announce the signing of a definitive agreement with Atlantic Broadband, LLC for the sale of various cable television systems.

     On September 4, 2003, the registrant filed a current report on Form 8-K/A dated September 3, 2003 to correct an error in the purchase agreement included in the current report on Form 8-K dated September 3, 2003.

     On September 19, 2003, the registrant furnished a current report on Form 8-K dated September 19, 2003 to announce that it and its indirect subsidiary, CCH II, LLC have entered into agreements to exchange certain indebtedness.

     On September 26, 2003, the registrant filed a current report on Form 8-K dated September 23, 2003 to announce that it and its indirect subsidiary, CCH II, LLC have closed on the exchange of certain indebtedness.

     On October 1, 2003, the registrant filed a current report on Form 8-K dated October 1, 2003 to announce that it had closed on the sale of the Port Orchard, Washington cable television systems with WaveDivision Holdings, LLC.

     On October 7, 2003, the registrant filed a current report on Form 8-K dated October 7, 2003 to announce the election of Charles M. Lillis to its board of directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

Dated: November 3, 2003	By: /s/ STEVEN A. SCHUMM
	Name:	Steven A. Schumm
	Title:	Executive Vice President and
Chief Administrative Officer and
Interim Chief Financial Officer
(Principal Financial Officer)

By: /s/ PAUL E. MARTIN
	Name:	Paul E. Martin
	Title:	Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Purchase Agreement, dated May 29, 2003, by and between Falcon Video Communications, L.P. and WaveDivision Holdings, LLC (Incorporated by reference to Exhibit 2.1 to Charter Communications, Inc.’s current report on Form 8-K filed on May 30, 2003 (File No. 000-27927)).

2.2	Asset Purchase Agreement, dated September 3, 2003, by and between Charter Communications VI, LLC, The Helicon Group, L.P., Hornell Television Service, Inc., Interlink Communications Partners, LLC, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC (Incorporated by reference to Exhibit 2.1 to Charter Communications, Inc.’s current report on Form 8-K/A filed on September 3, 2003 (File No. 000-27927)).

3.1(a)	Restated Certificate of Incorporation of Charter Communications, Inc. (Originally incorporated July 22, 1999) (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation of Charter Communications, Inc. filed May 10, 2001 (Incorporated by reference to Exhibit 3.1(b) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 29, 2002 (File No. 000-27927)).

3.2	Amended and Restated By-laws of Charter Communications, Inc. as of June 6, 2001 (Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

3.3	Fourth Amendment to Amended and Restated By-laws of Charter Communications, Inc. as of October 3, 2003. *

3.4	Fifth Amendment to Amended and Restated By-laws of Charter Communications, Inc. as of October 28, 2003. *

4.1	Indenture, dated as of September 23, 2003, by and among CCH II, LLC, CCH II Capital Corp. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 10.1 to Charter Communications, Inc.’s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

4.2	Exchange and Registration Rights Agreement, dated as of September 23, 2003, by and between CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.2 to Charter Communications, Inc.’s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

4.3	CCH II Note Purchase Agreement, dated as of September 18, 2003, by and between CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.3 to Charter Communications, Inc.’s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

4.4	CCI Senior Notes Exchange Agreement, dated as of September 18, 2003, by and between Charter Communications, Inc., CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.4 to Charter Communications, Inc.’s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

4.5	Holdings Senior Notes Exchange Agreement, dated as of September 18, 2003, by CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.5 to Charter Communications, Inc.’s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

+10.1	Employment Agreement between Charter Communications, Inc. and Margaret A. “Maggie” Bellville, entered into as of April 27, 2003. *

+10.2	Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K filed by Charter Communications, Inc. on April 14, 2003 (File No. 000-27927)).

+10.3	Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K filed by Charter Communications, Inc. on April 14, 2003 (File No. 000-27927)).

15.1	Letter re Unaudited Interim Financial Statements. *

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

Exhibit Number	Description of Document

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

* filed herewith

+ Management compensatory plan or arrangement