Form 10-K
period 2003-12-31
CHARTER COMMUNICATIONS INC /MO/
filed 2004-03-15
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003
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

The aggregate market value of the registrant of outstanding Class A Common Stock held by non-affiliates of the registrant at June 30, 2003 was approximately $877 million, computed based on the closing sale price as quoted on the Nasdaq National Market on that date. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder or entities controlled by such controlling shareholder of the registrant are deemed to be affiliates of the registrant.

There were 295,136,831 shares of Class A Common Stock outstanding as of February 29, 2004. There were 50,000 shares of Class B Common Stock outstanding as of the same date.

Documents Incorporated By Reference
The following documents are incorporated into this Report by reference: None

CHARTER COMMUNICATIONS, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2003

This annual report on Form 10-K is for the year ended December 31, 2003. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us” and “our” refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in the “Focus for 2004” section under Part I, Item 1. “Business,” “Overview of Operations” and the “Liquidity and Capital Resources” sections under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the SEC, and include, but are not limited to:

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed data and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our and our subsidiaries’ ability to comply with all covenants in indentures and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross default provisions;

•	our and our subsidiaries’ ability to pay or refinance debt as it becomes due, commencing in 2005;

•	availability of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	any adverse consequences arising out of our and our subsidiaries’ restatement of our 2000, 2001 and 2002 financial statements;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, the pending SEC Division of Enforcement investigation and the putative class action and derivative shareholders litigation against us;

•	our ability to obtain programming at reasonable prices or pass cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward-looking statements after the date of this annual report.

ii

PART I

Item 1. Business.

Introduction

Charter Communications, Inc. (“Charter”) is a broadband communications company operating in the United States, with approximately 12.4 million homes passed and approximately 6.54 million customers. Through our broadband network of coaxial and fiber optic cable, we offer our customers traditional cable video programming (analog and digital, which we refer to as “video” service), high-speed cable Internet access (which we refer to as “high-speed data service”), advanced broadband cable services (such as video on demand (“VOD”), high definition television service and interactive television) and, in some of our markets, we offer telephone service (which we refer to as “telephony”). (“Homes passed” represents our estimate of the number of living units, such as single family homes, apartment units and condominium units passed by our cable distribution network. Homes passed excludes commercial units passed by the cable distribution network.)

We offer analog video service to all of our homes passed and we offer digital video service to approximately 99% of our homes passed. At December 31, 2003, we served approximately 6.43 million analog video customers, of which approximately 2.67 million are also digital video customers. We offer high-speed data service to approximately 87% of our homes passed and we serve approximately 1.57 million high-speed data customers (including approximately 105,800 who receive high-speed data only services). At December 31, 2003, we offered voice-over-Internet protocol (“VOIP”) telephony to approximately 33,000 homes passed in one market and traditional switch-based telephony to approximately 86,600 homes passed in another market. We provided telephony service to approximately 24,900 customers in these two markets as of that date. See “— Products and Services.”

At December 31, 2003, our investment in cable properties, long-term debt, accumulated deficit and total shareholders’ deficit were $20.7 billion, $18.6 billion, $4.9 billion and $175 million, respectively. Our working capital deficit was $885 million at December 31, 2003. For the year ended December 31, 2003, our revenues, net loss applicable to common stock and loss per common share were approximately $4.8 billion, $242 million and $0.82, respectively.

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover our interest costs we incur because of our high level of debt, the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties, and the amortization and impairment of our franchise intangibles. We expect that these expenses (other than amortization and impairment of franchises) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future. Additionally, reported losses allocated to minority interest on the statement of operations will be limited to the extent of any remaining minority interest on the balance sheet related to Charter Communications Holding Company, LLC (“Charter Holdco”). Accordingly, commencing in 2004, Charter expects to absorb all, or substantially all, future losses before income taxes because minority interest in Charter Holdco was substantially eliminated at December 31, 2003. For the year ended December 31, 2003, 53.5% of our losses before income taxes were classified as minority interest.

Charter was organized as a Delaware corporation in 1999 and completed an initial public offering of its Class A common stock in November 1999. Charter is a holding company whose principal assets are an approximate 46% equity interest and a 100% voting interest in Charter Holdco, the direct parent of Charter Communications Holdings, LLC (“Charter Holdings”). Charter also holds certain preferred equity and indebtedness of Charter Holdco that mirror the terms of securities issued by Charter. Charter’s only business is to act as the sole manager of Charter Holdco and its subsidiaries. As sole manager, Charter controls the affairs of Charter Holdco and its subsidiaries. Certain of our subsidiaries commenced operations under the “Charter Communications” name in 1994, and our growth to date has been primarily due to acquisitions and business combinations, most notably acquisitions completed from 1999 through 2001, pursuant to which we acquired a total of approximately 5.5 million customers. We do not expect to make any significant acquisitions in the foreseeable future, but plan to evaluate opportunities to consolidate our operations through exchanges of cable systems with other cable operators, as they arise. We may also sell certain assets from time to time. Paul G. Allen controls Charter with an as-converted common equity interest of 58% and a beneficial voting control interest of 93%.

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

Adoption of New Policies

Commencing in January 2002 and continuing through the first quarter of 2003, our management elected to implement a number of new policies described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Adoption of New Polices.”

Restatement of Prior Results

There were no restatements in 2003 of prior results. However, certain reclassifications have been made to 2002 and 2001 amounts to conform to 2003 presentation. Also, as discussed in our annual report on Form 10-K for the year ended December 31, 2002, as part of a re-audit performed by KPMG LLP, we concluded that it was appropriate to make certain adjustments to previously reported results. In the restatement of our results, adjustments were made, among other things, to previous interpretations and applications of generally accepted accounting principles that had been consistently followed by us since 2000 and throughout the restatement period.

These adjustments reduced revenues reported in our 2002 quarterly reports on Form 10-Q for the first three quarters of 2002 by a total of $38 million, and in our 2001 annual report on Form 10-K for the years ended December 31, 2001 and 2000 by $146 million and $108 million, respectively. Such adjustments represent approximately 1%, 4% and 3% of previously reported revenues for the respective periods in 2002, 2001 and 2000. Our previously reported consolidated net loss increased by a total of $26 million for the first three quarters of 2002 and decreased by $11 million for the year ended December 31, 2001. Our previously reported net loss increased by $29 million for the year ended December 31, 2000, primarily due to adjustments related to the original accounting for acquisitions and elements of our rebuild and upgrade activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Prior Results” for a more detailed discussion of the restatement.

Certain Significant Developments in 2003 and Early 2004

In 2003, we substantially completed the upgrade of our cable systems that we had commenced in 2000. Our systems upgrade increased our bandwidth capacity, enabling us to offer digital video service, two-way communication capability and other advanced services. In addition, our upgrade has enabled us to reduce the number of headend control centers, or “headends,” which house the equipment to receive broadcast and satellite signals, transmit signals to customers and connect customers for data services. In 2003, we invested approximately $132 million to upgrade our systems. At December 31, 2003, approximately 92% of our customers were served by bandwidth of 550 megahertz or greater, approximately 87% are served by bandwidth of 750 megahertz or greater and approximately 87% of our plant was two-way enabled. See “— Our Network Technology.”

During 2003, we undertook a number of transition activities including reorganizing our workforce, adjusting our video pricing and packages, completing call center consolidations and implementing billing conversions. Due to the focus on such activities and certain financial constraints, we reduced spending on marketing our products and services. We believe that the reduction in marketing activities and other necessary operational changes negatively impacted customer retention and acquisition, primarily during the first half of the year. During the second half of 2003, we increased our marketing efforts and implemented promotional campaigns to slow the loss of analog video customers, and to accelerate advanced services penetration, specifically in high-speed data. In 2003, we had a net decline in analog video customers from approximately 6.58 million to approximately 6.41 million. During the same period, our number of high-speed data customers increased by approximately 427,500, contributing to a revenue increase of approximately 6% in 2003. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At December 31, 2003, we offered digital video service to approximately 99% of our estimated homes passed and the estimated penetration rate (i.e., the percentage of digital-enabled estimated homes passed that received the service) was 22%. We also offered high-speed data service to approximately 923,500 additional homes passed in 2003, bringing estimated high-speed data enabled homes passed at December 31, 2003, to approximately 10.7 million, and increased our number of high-speed data customers during 2003 from approximately 1,138,100 to approximately 1,565,600, a penetration rate of 15% of high-speed data homes passed. In 2003, revenues from high-

speed data services increased 65%. See “— Products and Services” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Asset Sales

On October 1, 2003, our subsidiaries closed the sale of cable systems serving approximately 25,000 customers in Port Orchard, Washington, for a total price of approximately $91 million, subject to adjustments.

On March 1, 2004, our subsidiary, Charter Holdings, and several of its subsidiaries closed the sale of cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia with Atlantic Broadband Finance, LLC. We anticipate that an additional closing for a cable system in New York will occur during the first quarter of 2004. After giving effect to the sale of the New York system, net proceeds will be approximately $735 million, subject to post-closing adjustments. We will use these proceeds to repay bank debt. At December 31, 2003, the systems sold in this transaction, including the New York system, served approximately 230,800 analog video customers, 83,300 digital video customers and 37,800 high-speed data customers.

CCH II Debt Exchanges

On September 23, 2003, we and our subsidiaries, CCH II, LLC (“CCH II”) and Charter Holdings, purchased, in a non-monetary transaction, a total of approximately $609 million principal amount of our outstanding convertible senior notes and approximately $1.3 billion principal amount of the senior notes and senior discount notes issued by Charter Holdings from institutional investors in a small number of privately negotiated transactions. As consideration for these securities, CCH II issued approximately $1.6 billion principal amount of 10.25% senior notes due 2010, achieving approximately $294 million of debt discount. CCH II also issued an additional $30 million principal amount of 10.25% senior notes for an equivalent amount of cash and used the net proceeds for transaction costs and general corporate purposes.

November 2003 CCO Holdings Sale of Senior Notes

In November 2003, our subsidiary, CCO Holdings, LLC (“CCO Holdings”), sold $500 million total principal amount of 8¾% senior notes and used the net proceeds of such sale to repay approximately $486 million principal amount of bank debt of our subsidiaries. In November 2003, we terminated our previously announced commitment for a secured loan facility with Vulcan Inc. as a result of this transaction.

Focus for 2004

Our principal financial goal is to maximize our return on invested capital. To do so, we will focus on increasing revenues, improving customer retention and enhancing customer satisfaction by providing reliable, high-quality service offerings, superior customer service and attractive bundled offerings.

Specifically, we are focusing in 2004 on:

•	increasing our sales and marketing efforts, especially through our national “Get Hooked” campaign, to grow revenues through promoting our advanced services and emphasizing what we believe to be competitive advantages over satellite, including one-stop shopping for video, voice, high-speed data and interactive services;

•	enhancing our digital service with new content and continued deployment of advanced products such as digital video recorder (“DVR”) service, high definition television service, VOD and subscription video on demand (“SVOD,” VOD service for selected programming categories);

•	implementing what we believe is an attractive and competitive price point strategy for various levels and bundled packages of digital services;

•	continuing to improve customer service and satisfaction;

•	managing our operating costs by exercising discipline in capital and operational spending; and

•	identifying opportunities to continue to improve our balance sheet and liquidity.

We believe that our high-speed data service has the potential to continue to provide a substantial portion of our revenue growth in the near future. We also plan to continue to expand our marketing of our high-speed data service to the business community, which we believe has shown an increasing interest in high-speed data service and private network services.

We believe we offer our customers an excellent choice of services through an increased variety of bundled packages, particularly with respect to our digital video and high-speed data services. Our digital platform enables us to offer a significant number and variety of channels, and we offer customers the opportunity to choose among groups of channel offerings, including premium channels, and to combine chosen programming with other services such as high-speed data, high definition television (in selected markets) and VOD (in selected markets).

We plan to continue our efforts to improve customer satisfaction through consolidation of customer contact centers, which we have reduced from over 300 at December 31, 2000 to 53 at December 31, 2003. Our 20 largest customer contact centers now serve approximately 93% of our customers. We anticipate that this initiative will assist us in reducing customer contact rates and call abandonment rates, thereby improving customer satisfaction while reducing costs. We believe that consolidation and standardization of call centers enable us to provide a more consistent experience for our customers and to improve sales through the use of better trained, more efficient and sales-oriented customer service representatives.

Summary Organizational Chart

The chart below sets forth our organizational structure and that of our principal direct and indirect subsidiaries. Equity ownership and voting percentages are actual percentages as of December 31, 2003 and do not give effect to any exercise, conversion or exchange of options, performed and in the climate of the countries in which the work

Public common stock and other equity
Paul G. Allen and affiliated entities
90% common equity interest, 7% voting interest
10% common equity interest, 93% voting interest
Charter Communications, Inc. ("Charter") (1) (Issuer of $774 million of convertible senior notes)
46% common equity interest and mirror senior securities
54% common equity interest (2)
Charter Communications Holding Company, LLC ("Charter Holdco")
100%
Charter Communications Holdings, LLC ("Charter Holdings") (co-issuer of $5.4 billion of senior notes and $2.9 billion accreted value of senior discount notes)
100%
CCH I, LLC
100%
CCH II, LLC ("CCH II") (co-issuer of $1.6 billion senior notes)
100%
CCO Holdings, LLC ("CCO Holdings") (co-issuer of $500 million senior notes)
100%
Charter Communications Operating, LLC ("Charter Operating") ($4.5 billion of bank debt)
100%
Charter Operating Subsidiaries (including Renaissance notes issuers) ($116 million accreted value of senior discount notes)
CCO NR Holdings, LLC
100%
100%
100% common equity
100% preferred equity in CC VIII, LLC (3)
CC VII companies (including Falcon bank borrower and operating companies) ($856 million of bank debt)
CC VI companies (including CC VI bank borrower and operating companies) ($868 million of bank debt
CC V and CC VIII companies (including CC V Holdings notes issuers, CC VIII Operating bank borrower and operating companies) ($1.0 billion of bank debt and $113 million accreted value of senior discount notes) (4)

(1)	Charter acts as the sole manager of Charter Holdco and most of its limited liability company subsidiaries.

(2)	These membership units are held by Charter Investment, Inc. and Vulcan Cable III, Inc., each of which is 100% owned by Mr. Allen. They are exchangeable at any time on a one-for-one basis for shares of Charter common stock.

(3)	Represents 100% of the preferred membership interests in CC VIII, LLC, a subsidiary of CC V Holdings. An issue has arisen regarding the ultimate ownership of such CC VIII, LLC membership interests following Mr. Allen’s acquisition of those interests on June 6, 2003. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter and Its Subsidiaries — Equity Put Rights — CC VIII.”

(4)	CC V Holdings, LLC, the issuer of $113 million accreted value of senior discount notes, is a direct wholly owned subsidiary of CCO NR Holdings, LLC, and holds 100% of the common membership units of CC VIII, LLC. Mr. Allen, through Charter Investment, Inc., holds 100% of the preferred membership units in CC VIII, LLC. CC VIII, LLC holds 100% of the equity of CC VIII Operating, LLC (a borrower of $1.0 billion of bank debt), which in turn holds 100% of the equity of a number of operating subsidiaries. One such operating subsidiary (CC Michigan, LLC) is a guarantor of the CC V Holdings senior discount notes.

Charter Communications, Inc. Charter’s principal assets are an approximate 46% common equity interest and a 100% voting interest in Charter Holdco and “mirror” notes that are payable by Charter Holdco to Charter which have the same principal amount and terms as Charter’s convertible senior notes. Charter Holdco, through its subsidiaries, owns cable systems and certain strategic investments. As sole manager under the applicable operating agreements, Charter controls the affairs of Charter Holdco and most of its subsidiaries. In addition, Charter also provides management services to Charter Holdco and its subsidiaries under a management services agreement.

The following table sets forth information as of December 31, 2003 with respect to the shares of common stock of Charter on an actual outstanding, “as converted” and “fully diluted” basis:

	Charter Communications Inc.
				As Converted Shares Outstanding		Fully Diluted Shares Outstanding
				(assuming only the exchange of all		(assuming exchange/conversion of all
	Actual Shares Outstanding(a)			one-for-one exchangeable units)(a)(b)		exchangeable/convertible securities)(c)
						Number	Percentage
				Number of	Percentage of	of Fully	of Fully
	Number of	Percentage		As Converted	As Converted	Diluted	Diluted
	Common	of Common		Common	Common	Common	Common
	Shares	Shares	Voting	Shares	Shares	Shares	Shares
	Outstanding	Outstanding	Percentage	Outstanding	Outstanding	Outstanding	Outstanding
Class A Common Stock	295,038,606	99.98%	8.00%	295,038,606	46.52%	295,038,606	41.04%
Class B Common Stock	50,000	0.02%	92.00%	50,000	00.01%	50,000	*

Total Common Shares Outstanding	295,088,606	100.00%	100.00%

One-for-One Exchangeable Equity in Subsidiaries:
Charter Investment, Inc.				222,818,858	35.13%	222,818,858	30.99%
Vulcan Cable III, Inc.				116,313,173	18.34%	116,313,173	16.18%

Total As Converted Shares Outstanding				634,220,637	100.00%

Other Convertible Securities in Charter Communications, Inc.
Convertible Preferred Stock (e)						2,206,633 (d)	0.31%
Convertible Debt
5.75% Convertible Senior Notes (f)						28,665,631 (d)	3.99%
4.75% Convertible Senior Notes (g)						5,939,276 (d)	0.83%
Employee, Director and Consultant Stock Options (h)						47,882,365 (d)	6.66%

Fully Diluted Common Shares Outstanding						718,914,542	100.00%

(a)	Paul G. Allen owns approximately 10% of the outstanding common stock of Charter (approximately 58% assuming exchange of all units in Charter Holdco held by him and his affiliates) and beneficially controls approximately 93% of the voting power of Charter’s capital stock. Mr. Allen, as sole holder of the shares of Class B common stock, is entitled to ten votes for each share of Class B common stock held by him and his affiliates and for each membership unit in Charter Holdco held by him and his affiliates. The amounts exclude any shares of Charter Class A common stock that would be issuable upon exchange of membership units in Charter Holdco, which may be issued in exchange for preferred membership units in CC VIII, LLC held by an entity controlled by Mr. Allen. An issue has arisen regarding the ultimate ownership of these CC VIII membership units following the consummation of this put right. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII.”

(b)	Represents “as converted" shares outstanding, assuming only the exchange of membership units in a Charter subsidiary (Charter Holdco), which units are exchangeable by the current holders for shares of Charter Class A common stock on a one-for-one basis at any time pursuant to exchange agreements between the holders of such units and Charter.

(c)	Represents “fully diluted” common shares outstanding, assuming exercise, exchange or conversion of all outstanding options and other convertible securities, including the exchangeable membership units described in note (b) above, all shares of Series A convertible redeemable preferred stock of Charter, all outstanding 5.75% convertible senior notes and 4.75% convertible senior notes of Charter, and all employee, director and consultant stock options.

(d)	The weighted average exercise or conversion price of these securities is $16.73.

(e)	Reflects common shares issuable upon conversion of the 545,259 shares of Series A convertible redeemable preferred stock issued to certain sellers at the closing of the Cable USA acquisition in 2001. Such shares have a current liquidation preference of approximately $55 million and are convertible at any time into shares of Class A common stock at an initial conversion price of $24.71 per share (or 4.0469446 shares of Class A common stock for each share of convertible redeemable preferred stock), subject to certain adjustments.

(f)	Reflects shares issuable upon conversion of all outstanding 5.75% convertible senior notes ($618 million total principal amount), which are convertible into shares of Class A common stock at an initial conversion rate of 46.3822 shares of Class A common stock per $1,000 principal amount of notes (or approximately $21.56 per share), subject to certain adjustments.

(g)	Reflects shares issuable upon conversion of all outstanding 4.75% convertible senior notes ($156 million total principal amount), which are convertible into shares of Class A common stock at an initial conversion rate of 38.0952 shares of Class A common stock per $1,000 principal amount of notes (or approximately $26.25 per share), subject to certain adjustments.

(h)	In January 2004, Charter commenced an option exchange program in which employees of Charter and its subsidiaries were offered the right to exchange all stock options (vested and unvested) issued under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. In the closing of the exchange offer on February 20, 2004, Charter accepted for cancellation eligible options to purchase approximately 18,137,664 shares of its Class A common stock. In exchange, Charter granted 1,966,686 shares of restricted stock, including 460,777 performance shares to eligible employees of the rank of senior vice president and above, and paid a total cash amount of approximately $4 million (which amount includes applicable withholding taxes) to those employees who received cash rather than shares of restricted stock. The grants of restricted stock were effective as of February 25, 2004. See “Item 10. Directors and Executive Officers of the Registrant — Option/Stock Incentive Plans — February 2004 Option Exchange.”

Charter Communications Holding Company, LLC. Charter Holdco, a Delaware limited liability company that was formed on May 25, 1999, is the direct 100% parent of Charter Holdings. The common membership units of Charter Holdco are owned 46% by Charter, 19% by Vulcan Cable III, Inc. and 35% by Charter Investment, Inc. All of the outstanding common membership units in Charter Holdco held by Vulcan Cable III, Inc. and Charter Investment, Inc. are controlled by Mr. Allen and are exchangeable on a one-for-one basis at any time for shares of high vote Class B common stock of Charter, which are in turn convertible into Class A common stock of Charter. Charter controls 100% of the voting power of Charter Holdco and is its sole manager.

The following table sets forth the information as of December 31, 2003 with respect to the common units of Charter Holdco on an actual outstanding and “fully diluted” basis.

Charter Communications Holding Company, LLC (a)
				Fully Diluted Units Outstanding (assuming
				exchange or conversion of all
	Actual Units Outstanding			exchangeable and convertible securities)
	Number of	Percentage		Number	Percentage
	Common	of Common		of Fully	of Fully
	Units	Units	Voting	Diluted Common	Diluted Common
	Outstanding	Outstanding	Percentage	Units Outstanding	Units Outstanding
Common Units Outstanding
Charter Communications, Inc.	295,038,606	46.52%	100%	295,038,606	41.05%
Vulcan Cable III, Inc. (b)	116,313,173	18.34%	—	116,313,173	16.18%
Charter Investment, Inc. (c)	222,818,858	35.14%	—	222,818,858	30.99%

Total Common Units Outstanding	634,170,637	100%	100%

Units Issuable on Conversion of Mirror Convertible Securities held by Charter Communications, Inc.
Mirror Convertible Preferred units (d)				2,206,633	0.31%
Mirror Convertible Debt
5.75% Convertible Senior Notes(d)				28,665,631	3.99%
4.75% Convertible Senior Notes(d)				5,939,276	0.82%
Mirror Employee, Director and Consultant Stock Options (c)				47,882,365	6.66%

Fully Diluted Common Units Outstanding				718,864,542	100.00%

(a)	These amounts do not include any membership units in Charter Holdco, which may be issued in exchange for preferred membership units in CC VIII, LLC held by an entity controlled by Mr. Allen. An issue has arisen regarding the ultimate ownership of these CC VIII membership units following the consummation of this put right. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII.”

(b)	Includes 106,715,233 non-voting Class B common units and 9,597,940 non-voting Class C common units.

(c)	Includes 217,585,246 non-voting Class B common units and 5,233,612 non-voting Class C common units.

(d)	Certain provisions of Charter’s certificate of incorporation and Charter Holdco’s limited liability company agreement effectively require that Charter’s investment in Charter Holdco replicate, on a “mirror” basis, Charter’s outstanding equity and debt structure. As a result of these coordinating provisions, whenever Charter issues equity or debt, Charter transfers the proceeds from such issuance to Charter Holdco, and Charter Holdco issues a “mirror” security to Charter that replicates the characteristics of the security issued by Charter. As a result, in addition to its equity interest in common units of Charter Holdco, Charter also holds 100% of the 5.75% and 4.75% mirror convertible notes of Charter Holdco that automatically convert into common membership units upon the conversion of any Charter 5.75% and 4.75% convertible senior notes and 100% of the mirror preferred membership units of Charter Holdco that automatically convert into common membership units upon the conversion of the Series A convertible redeemable preferred stock of Charter. The table reflects the common equity issuable on exercise or conversion of these mirror securities. However, their weighted average exercise or conversion price is approximately $16.73.

Preferred Equity in CC VIII, LLC. Upon the closing of the acquisition of certain cable systems by our subsidiary, CC VIII, in 2000, some of the former owners received a portion of their purchase price in the form of preferred membership units in CC VIII, LLC, which were exchangeable for shares of Charter Class A common stock. In April 2002, these former owners exercised their right to put their preferred CC VIII membership interests to

Mr. Allen and this transaction closed on June 6, 2003. An issue has arisen regarding the ultimate ownership of these CC VIII membership units following the consummation of this put right. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII.”

Charter Communications Holdings, LLC. Charter Holdings, a Delaware limited liability company formed on February 9, 1999, is a co-issuer of the publicly held Charter Holdings notes that consist of $2.8 billion total principal amount at maturity of notes issued in March 1999, $1.4 billion total principal amount at maturity of notes issued in January 2000, $2.0 billion total principal amount at maturity of notes issued in January 2001, $2.3 billion total principal amount at maturity of notes issued in May 2001 (includes additional issuance in January 2002) and $330 million total principal amount at maturity of notes issued in January 2002. Charter Holdings owns 100% of Charter Communications Holdings Capital, the co-issuer of these notes. Charter Holdings also owns CCH II, CCO Holdings and the subsidiaries that conduct all of our cable operations, including the Charter Operating, CC V/CC VIII, CC VI and CC VII Companies described below in “Operating Subsidiaries.”

CCH II, LLC. CCH II, a Delaware limited liability company formed on March 20, 2003, is a co-issuer of the CCH II notes that consist of $1.6 billion principal amount of notes issued in September 2003. CCH II owns 100% of CCH II Capital Corp., the co-issuer of these notes. CCH II also owns CCO Holdings and the subsidiaries that conduct all of our cable operations, including the Charter Operating, CC V/CC VIII, CC VI and CC VII Companies described below in “Operating Subsidiaries.”

CCO Holdings, LLC. CCO Holdings, a Delaware limited liability company formed on June 12, 2003, is a co-issuer of the CCO Holdings notes that consist of $500 million principal amount of notes issued in November 2003. CCO Holdings owns 100% of CCO Holdings Capital Corp., the co-issuer of these notes. CCO Holdings also owns the subsidiaries that conduct all of our cable operations, including the Charter Operating, CC V/CC VIII, CC VI and CC VII Companies described below in “Operating Subsidiaries.”

Operating Subsidiaries. These companies own or operate all of our cable systems. There are four groups of these operating subsidiaries, identified as follows: the Charter Operating companies, the CC V/CC VIII companies, the CC VI companies, and the CC VII companies. Each group of operating subsidiaries has a separate credit facility, and the public notes issued by Renaissance Media Group and CC V Holdings are within two of these subsidiary groups. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Products and Services

We offer our customers traditional cable video programming (analog and digital video) as well as high-speed data services and in some areas advanced broadband services such as high definition television, VOD and interactive television. We sell our video programming and high-speed data services on a subscription basis, with prices and related charges, that vary primarily based on the types of service selected, whether the services are sold as a “bundle” versus on an "à la carte” basis, and the equipment necessary to receive the services, with some variation in prices depending on geographic location. In addition, we offer telephony service to a limited number of customers.

The following table summarizes our customer statistics for analog and digital video, high-speed data and telephony as of December 31, 2003 and December 31, 2002.

	Approximate as of
	December 31,	December 31,
	2003 (a)	2002 (a)
Cable Video Services:
Analog Video:
Estimated homes passed (b)	12,406,800	11,925,000

Residential (non-bulk) analog video customers (c)	6,173,400	6,328,900
Multi-dwelling (bulk) and commercial unit customers (d)	257,900	249,900

Analog video customers (c)(d)	6,431,300	6,578,800
Estimated penetration of analog video homes passed (b)(c)(d)(e)	52%	55%
Average monthly analog revenue per analog video customer (f)	$36.72	$35.46
Digital Video:
Estimated digital homes passed (b)	12,292,300	11,547,000
Digital video customers (g)	2,671,900	2,682,800
Estimated penetration of digital homes passed (b)(e)(g)	22%	23%
Digital percentage of analog video customers (c)(d)(g)(h)	42%	41%
Digital set-top terminals deployed	3,751,600	3,772,600
Average incremental monthly digital revenue per digital video customer (f)	$23.12	$23.65
Estimated video on demand homes passed (b)	4,476,000	3,195,000
Non-Video Cable Services:
High-Speed Data Services:
Estimated high-speed data homes passed (b)	10,749,500	9,826,000
Residential high-speed data customers (i)	1,565,600	1,138,100
Estimated penetration of high-speed data homes passed (b)(e)(i)	15%	12%
Average monthly high-speed data revenue per high-speed data customer (f)	$32.67	$31.55
Dial-up customers	9,600	14,200
Telephony Customers (j)	24,900	22,800

Pro forma for the effects of the Port Orchard, Washington sale on October 1, 2003, analog video customers, digital video customers and high-speed data customers would have been 6,552,200, 2,669,800 and 1,128,200, respectively as of December 31, 2002.

On March 1, 2004, our subsidiary, Charter Holdings, and several of its subsidiaries closed on the sale of cable systems with Atlantic Broadband Finance, LLC with an anticipated additional closing in the first quarter of 2004 for a cable system in New York. At December 31, 2003, the systems sold in this transaction, including the New York system, served approximately 230,800 analog video customers, 83,300 digital video customers and 37,800 high-speed data customers.

(a)	“Customers” include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). Further, “customers” include persons receiving service under promotional programs that offered up to two months of service for free, some of whom had not requested to be disconnected, but had not become paying customers as of December 31, 2003. If such persons do not become paying customers, we do not believe this would have a material impact on our consolidated financial condition or consolidated results of operations. In addition, at December 31, 2003 and 2002, “customers” include approximately 6,500 and 5,400 persons, whose accounts were over 90 days past due in payment and approximately 2,000 and 1,300 of which were over 120 days past due in payment, respectively.

(b)	“Homes passed” represent our estimate of the number of living units, such as single family homes, apartment units and condominium units passed by the cable distribution network in the areas where we offer the service indicated. Homes passed exclude commercial units passed by the cable distribution network.

(c)	“Analog video customers” include all customers who receive video services, except for complementary accounts (such as our employees).

(d)	Included within video customers are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit (“EBU”) basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(e)	Penetration represents customers as a percentage of homes passed.

(f)	“Average monthly revenue” represents annual revenue for the service indicated divided by twelve divided by average number of customers for the service indicated during the respective year.

(g)	“Digital video customers” include all households that have one or more digital set-top terminals. Included in digital video customers on December 31, 2003 and December 31, 2002 are approximately 12,200 and 27,500 customers, respectively, that receive digital video service directly through satellite transmission.

(h)	Represents the number of digital video customers as a percentage of analog video customers.

(i)	All of these customers also receive video service and are included in the video statistics above, except that the video statistics do not include approximately 105,800 and 55,900 of these customers at December 31, 2003 and December 31, 2002, respectively, who were high-speed data only customers. Our September 30, 2003, high-speed data only customer total was increased by 20,400 from previously reported amounts which related to additional high-speed data customers who had been inadvertently excluded.

(j)	“Telephony customers” include all households receiving telephone service.

Video Services

Our video service offerings include the following:

•	Basic Analog Video. All of our video customers receive a package of basic programming which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite-delivered or non-broadcast channels, such as weather, shopping and religious services. Our basic channel line-up generally has between 15 and 30 channels.

•	Expanded Basic Video. This expanded programming level includes a package of satellite-delivered or non-broadcast channels and generally has between 30 and 50 channels in addition to the basic channel line-up.

•	Premium Channels. These channels provide commercial-free movies, sports and other special event entertainment programming. Although we offer subscriptions to premium channels on an individual basis, we offer an increasing number of premium channel packages and offer premium channels with our advanced services.

•	Pay-Per-View. These channels allow customers to pay on a per event basis to view a single showing of a recently released movie, a one-time special sporting event or music concert on a commercial-free basis.

•	Digital Video. We offer digital video to our customers in several different service combination packages. All of our digital packages include a digital set-top terminal, an interactive electronic programming guide, up to 45 channels of digital music, an expanded menu of pay-per-view channels and the option to also receive digital packages which range from 4 to 30 additional video channels. We also offer our customers certain digital packages with one or more premium channels of their choice with “multiplexes.” Multiplexes give customers access to several different versions of the same premium channel, which are varied as to time of airing (such as east and west coast time slots) or programming content theme (such as westerns or romance). Some digital tier packages focus on the interests of a particular customer demographic and emphasize, for example, sports, movies, family or ethnic programming. In addition to video programming, digital video service enables customers to receive our advanced services such as VOD and high definition television. Other digital packages bundle digital television with our advanced services, such as high-speed data services.

High-Speed Data Services

We offer high-speed data services to our residential and commercial customers primarily via cable modems attached to personal computers. We generally offer our high-speed data services as Charter High-Speed Internet™, although in certain markets we offer this service in conjunction with a third-party provider. For our Charter High-Speed Internet service customers, we have a custom start page that is co-branded with Microsoft Corporation’s network of websites, known as MSN®, with content modules that we provide, including, among other things, movie trailers, previews of movies on pay-per-view and VOD, and television listings. We also offer traditional dial-up Internet access in a very limited number of our markets.

In the fall of 2003, we re-priced our high-speed data service, offering faster speed and additional features both as part of a service bundle and as an “à la carte” offering. We ended 2003 with 15% penetration of high-speed data homes passed, up from the 12% penetration of high-speed data homes passed at year-end 2002. This gave us an annual percentage increase in high-speed data customers of 38% and an increase in high-speed data revenues of 65% in 2003 compared to year-end 2002. As of September 30, 2003, in most of our systems, we migrated high-speed data customers to the fastest residential speed available at no additional charge to our existing high-speed data customers. These customers will remain at that speed without additional charge through March 2004. At that time, we expect to begin migrating customers to our two-tier offerings with new pricing and new choices of connection speed.

Advanced Broadband Services

We continue to test, evaluate and deploy new advanced services that we believe will provide new revenue streams to offset overall increasing programming costs or enhance our appeal to consumers to counter competition. These advanced services include:

•	Video On Demand and Subscription Video on Demand. We offer VOD service, which allows customers to access hundreds of movies and other programming at any time with digital picture quality. In some systems we also offer SVOD for a single monthly fee. As of December 31, 2003, we offered VOD in systems serving approximately 850,000 digital video customers. During 2004, we expect to deploy VOD service in additional systems increasing VOD availability to approximately 1 million digital video customers, or 40% of our digital video customers at year-end 2003. SVOD service was available in systems serving 680,200 digital video customers at year-end 2003 and we expect to make it available in systems serving an additional 421,200 digital video customers in the first half of 2004.

•	High Definition Television. High definition television offers our digital video customers video programming at a higher resolution than the standard analog or digital video image. As of December 31, 2003, we offered high definition television in systems serving approximately 1.3 million digital video customers. We anticipate increasing high definition service availability during 2004 to systems serving nearly 2 million digital video customers, or approximately 75% of our digital video customers at year-end 2003. Our objective for 2004 is to provide at least 8-10 broadcast and cable network high definition channels per system, focusing on providing at least two local high definition broadcast channels per system.

•	Telephony Services. We continue to explore development and deployment of voice communications services using VOIP to transmit digital voice signals over our systems. At December 31, 2003, our VOIP telephony service was available to approximately 33,000 homes passed in one market and traditional switch-based telephony was available to approximately 86,600 homes passed in another market. We have identified systems in key markets to expand our VOIP telephony offerings, and we anticipate a growth in our telephony service from just over 120,000 homes passed on January 1, 2004 to nearly 1 million homes passed by year-end.

•	i-TV Service. We ended 2003 with interactive television service (“i-TV”) available to over 1 million digital video customers. In 2004, we expect to increase availability in strategic competitive markets and we are working on making our i-TV channels local-content oriented. Although we do not charge our customers for this service, we believe our ability to enhance our interactive content with local information such as local movie times, local sports and local weather provides us with an important advantage over satellite competition.

•	Commercial Services. We offer integrated network solutions to commercial and institutional customers. These solutions include high-speed data and video services. In addition, we offer high-speed data services to local businesses.

Digital Video Recorder

In December 2003, we launched digital video recording capabilities service in four Los Angeles systems serving 121,000 digital video customers at year-end. We expect to further expand DVR deployment in 2004 and we expect to end 2004 with DVR deployment in systems serving approximately 1.38 million digital video customers, which would be approximately 52% of our digital video customers as of December 31, 2003.

Sale of Advertising

We receive revenue from the sale of local advertising on satellite-delivered networks such as MTV®, CNN® and ESPN®. In any particular market, we generally insert local advertising on a minimum of four networks, and have covered up to 45 channels. Our system rebuild and digital service launches have increased the number of available channels on which we are able to insert local advertising. We also provide cross-channel advertising to some programmers.

From time to time, certain of our equipment vendors have purchased advertising from us. For the years ending December 31, 2003, 2002 and 2001, advertising revenues from equipment vendors was recognized in the amounts of $0, $13 million, and $14 million, respectively. These revenues resulted from purchases at market rates pursuant to executed binding agreements. However, in connection with our restatement announced in April 2003, we reversed all advertising revenues, approximately $17 million, from two set-top terminal manufacturers recognized in 2000. Based on a reassessment of the underlying structure of the arrangements during 2000, the prices paid for the set-top terminals and the advertising revenue recognized were determined to be in excess of fair value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Prior Results.”

Pricing for Our Products and Services

Our revenues are derived principally from the monthly fees our customers pay for the services we offer. A one-time installation fee, which is often waived during certain promotional periods for a standard installation, is charged to new customers. The prices we charge vary based on the level of service the customer chooses and the particular geographic market. Most of our pricing is reviewed and adjusted on an annual basis.

In accordance with the Federal Communications Commission’s rules, the prices we charge for cable-related equipment, such as set-top terminals and remote control devices, and for installation services are based on actual costs plus a permitted rate of return.

Although our cable service offerings vary across the markets we serve because of various factors including competition and regulatory factors, our services, when offered on a stand-alone basis, are typically offered at monthly price ranges, excluding franchise fees and other taxes, as follows:

Price Range as of
Service	December 31, 2003
Analog video packages	$8.00 - $54.00
Premium channel	$10.00 - $15.00
Pay-per-view (per movie or event)	$3.95 - $179.00
Digital video packages (including high-speed data service for higher tiers)	$34.00 - $106.00
High-speed data service	$29.99 - $39.99
Video on demand (per selection)	$0.99 - $12.99
High definition television	$3.99 - $6.99

In addition, from time to time we offer free service or reduced-price service during promotional periods in order to attract new customers. There is no assurance that these customers will remain as customers when the period of free service expires.

Our Network Technology

We have substantially completed the build-out of our systems to a minimum bandwidth of 550 megahertz or greater, which enables us to:

•	offer digital television, high-speed data services and other advanced services;

•	offer up to 82 analog channels, and even more channels when our bandwidth is used for digital signal transmission; and

•	permit two-way communication for Internet access and interactive services, and potentially, telephony services.

As part of the upgrade of our systems during the last several years, we reduced the number of headends that serve our customers from 1,138 at January 1, 2001 to 748 at December 31, 2003. Because headends are the control centers of a cable system, where incoming signals are amplified, converted, processed and combined for transmission to the customer, reducing the number of headends reduces related equipment, service personnel and maintenance expenditures. We expect that headend consolidation, together with our other upgrades, will allow us to provide enhanced picture quality and greater system reliability. As a result of the upgrade, approximately 88% of our customers were served by headends serving at least 10,000 customers as of December 31, 2003.

The following table sets forth the technological capacity of our systems as of December 31, 2003:

	550 megahertz
Less than 550	to	750	870	Two-way	Two-way
megahertz	660 megahertz	megahertz	megahertz	capability	enabled
8%	5%	42%	45%	92%	87%

See “— Products and Services” for statistics regarding the approximate number of our customers who purchase the various services enabled by these upgrades.

As of December 31, 2003 our cable systems consisted of approximately 219,400 strand miles, including approximately 48,300 strand miles of fiber optic cable, passing approximately 12.4 million households and serving approximately 6.5 million customers.

We adopted the hybrid fiber coaxial cable (“HFC”) architecture as the standard for our systems upgrades. HFC architecture combines the use of fiber optic cable with coaxial cable. Fiber optic cable is a communication medium that uses glass fibers to transmit signals over long distances with minimum signal loss or distortion. Fiber optic cable has excellent broadband frequency characteristics, noise immunity and physical durability and can carry hundreds of video, data and voice channels over extended distances. Coaxial cable is less expensive and requires a more extensive signal amplification in order to obtain the desired transmission levels for delivering channels. In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes passed served by that node. Our system design enables a maximum of 500 homes passed to be served by a single node. Currently, our average node serves approximately 385 homes passed. Our system design provides for six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services. We believe that this hybrid network design provides high capacity and superior signal quality. The design also provides reserve capacity for the addition of future services.

The primary advantages of HFC architecture over traditional coaxial-only cable networks include:

•	increased bandwidth capacity, for more channels and other services;

•	dedicated bandwidth for two-way services, which avoids reverse signal interference problems that can occur with two-way communication capability; and

•	improved picture quality and service reliability.

We currently maintain a national network operations center to monitor our data networks and to further our strategy of providing high quality service. Monitoring previously done by our regional operations centers has been migrated to our national network operations center. Centralized monitoring becomes increasingly important as we increase the number of customers utilizing two-way high-speed data service. Our local dispatch centers focus primarily on monitoring the HFC plant, also replacing our existing regional operating centers.

Management of Our Systems

Many of the functions associated with our financial management are centralized, including accounting, billing, finance and acquisitions, payroll and benefit administration, information system design and support, internal audit, purchasing, marketing, programming contract administration and Internet service, network and circuits administration.

To improve efficiency and operational consistency throughout our systems, we have consolidated from three divisions and ten regions to five operating divisions, eliminating certain layers of middle management. Each division is supported by operational, financial, marketing and engineering functions. The reorganization has facilitated the establishment of and adherence to standard practices, Charter branding throughout our systems and improved internal communication. We believe these improvements enhance consistency of service delivery.

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

In an effort to better serve our customers, we are consolidating our local customer care functions by operating technologically advanced, high-volume customer contact centers, and as a result we have closed and expect to continue to close a number of local payment and customer service centers. By establishing regional customer contact centers, we are able to service our customers 24 hours a day, seven days a week and utilize technologically advanced equipment that we believe enhances interactions with our customers. Our customer care specialists receive specialized training to develop customer contact skills and product knowledge that are targeted towards prompt and responsive resolution of customer complaints and customer retention, as well as towards selling additional and higher levels of service to our customers. As of December 31, 2003, we had 53 customer service locations, and our 20 largest customer service locations serviced approximately 93% of our customers.

Sales and Marketing

Charter and its subsidiaries have a single team responsible for overseeing the sales and marketing strategies of our individual systems. For most of our systems with over 60,000 customers, an assigned marketing manager implements our marketing decisions, while smaller systems are handled at the divisional level. Due to our focus in 2003 on certain other operational matters and due to certain financial constraints, we reduced spending in 2003 on marketing our products and services. For the year ended December 31, 2003, we had marketing expenditures of $107 million. We expect to increase our spending on marketing in 2004.

Our marketing efforts are intended to promote good interaction, quick information flow and sharing of best practices between our corporate office, which handles programs and administration, and our field offices, which implement our various marketing programs. We monitor government regulation, customer perception, competition, pricing and product preferences, among other factors, to increase our responsiveness to our customers. Our coordinated marketing techniques include door-to-door solicitation, telemarketing, media advertising, e-marketing, direct mail solicitation and retail locations. We also market and sell our services through consumer electronics retailers and other retailers that sell televisions or cable modems.

In January 2004, we introduced the first national branding campaign in Charter’s history. The “Get Hooked” branding initiative will be a key focal point of our national marketing campaigns throughout the year, designed to promote our long-term objective of increasing our cash flow through deeper market penetration and growth in revenue per customer. Our goal for 2004 is for our corporate team to produce six to eight national marketing campaigns employing our new national “Get Hooked” Charter branding to:

•	Promote customer awareness and loyalty;

•	Attract former customers and households that have never subscribed to our services;

•	Promote our advanced services (such as DVR, high definition television, VOD and SVOD) with the goal that our customers will view their cable connection as one-stop shopping for video, voice, high-speed data and interactive services;

•	Promote our bundling of digital video and high-speed data services and pricing strategies; and

•	Announce the launch of our advanced services as they become available in our systems.

Programming

General

We believe that offering a wide variety of programming is an important factor that influences a customer’s decision to subscribe to and retain our cable services. We rely on market research, customer demographics and local programming preferences to determine channel offerings in each of our markets. We obtain basic and premium programming from a number of suppliers, usually pursuant to a written contract. Our programming contracts generally continue for a fixed period of time, usually from three to ten years, and are subject to negotiated renewal. Some program suppliers offer financial incentives to support the launch of a channel and ongoing marketing support or launch fees. We also negotiate volume discount pricing structures. Programming costs are usually payable each month based on calculations performed by us and are subject to adjustment based on the results of periodic audits by the programmers.

Costs

Programming tends to be made available to us for a license fee, which is generally paid based on the number of customers to whom we make such programming available. Such license fees may include “volume” discounts available for higher numbers of customers, channel placement or service penetration. Some channels are available without cost to us for a limited period of time, after which we pay for the programming. For home shopping channels, we receive a percentage of the amount our customers spend on home shopping purchases.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases. We expect them to continue to increase due to a variety of factors, including:

•	annual increases imposed by programmers;

•	additional programming being provided to customers as a result of system rebuilds and bandwidth reallocation, both of which increase channel capacity; and

•	increased cost for certain previously discounted programming.

In particular, sports programming costs have increased significantly over the past several years. In addition, contracts to purchase sports programming sometimes contain built-in cost increases for programming added during the term of the contract.

Historically, we have been able to absorb increased programming costs through increased prices to our customers. However, with the impact of competition and other marketplace factors, there is no assurance that we will be able to continue to do so. In order to maintain margins despite increasing programming costs, we plan to continue to migrate certain program services from our analog level of service to our digital tiers. We expect that this migration will result in enhanced quality of programming offered on digital tiers and provide our video customers more value and more choice. Additionally, as we migrate our programming to our digital tier packages, certain programming that was previously available to all of our customers via an analog signal, may be part of an elective digital tier package. As a result, the customer base upon which we pay programming fees will proportionately decrease, and the overall expense for providing that service would likewise decrease. Reductions in the size of certain programming customer bases may result in the loss of specific volume discount benefits. We plan to seek to renegotiate the terms of our agreements with certain programmers as these agreements come due for renewal.

As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of February 18, 2004 approximately 34% of our current programming contracts are scheduled to expire by the end of 2004, and approximately another 11% by the end of 2005. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we may be forced to remove such programming channels from our line-up by the programmers, which could result in a further loss of customers. In addition, our inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

Franchises

As of December 31, 2003, our systems operated pursuant to a total of approximately 4,400 franchises, permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and such governmental authority often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. We are entitled to and generally do pass this fee through to the customer.

Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the granting authorities. This process usually takes three years but can take a longer period of time. The Communications Act provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments. Historically we have been able to renew our franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. Our failure to obtain renewals of our franchises, especially those in the major metropolitan areas where we have the most customers, would have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants. Approximately 28% of our franchises covering approximately 26% of our video customers expire on or before December 31, 2005. We expect to renew substantially all of these franchises.

Under the Telecommunications Act of 1996 (the “1996 Telecom Act”), state and local authorities are prohibited from limiting, restricting or conditioning the provision of telecommunications services. They may, however, impose “competitively neutral” requirements and manage the public rights-of-way. Granting authorities may not require a cable operator to provide telecommunications services or facilities, other than institutional networks, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also limits franchise fees to an operator’s cable-related revenues and clarifies that they do not apply to revenues that a cable operator derives from providing new telecommunications services. In a March 2002 decision, the Federal Communications Commission (“FCC”) held that revenue derived from the provision of cable modem service should not be added to franchise fee payments already limited by federal law to 5% of traditional cable service revenue. The same decision tentatively limited local franchising authority regulation of cable modem service. On October 6, 2003, the United States Court of Appeals for the Ninth Circuit vacated in part the FCC’s March 2002 decision and remanded for further proceedings. The Ninth Circuit affirmed the portion of the FCC’s March 2002 decision holding that cable modem service is not a “cable service.” Although the Ninth Circuit’s decision should not subject cable operators to additional cable franchise fee requirements for the provision of cable modem service, it could possibly result in other telecommunications regulation.

Competition

We face competition in the areas of price, services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. In addition, as we continue to expand into additional services such as high-speed Internet access and telephony, we face competition from other providers of each type of service. We operate in a very competitive business environment, which can adversely affect our business and operations.

In terms of competition for customers, we view ourselves as a member of the broadband communications industry, which encompasses multi-channel video for television and related broadband services, such as high-speed data and other interactive video services. In the broadband industry, our principal competitor for video services throughout our territory is direct broadcast satellite (“DBS”), and in markets where it is available, our principal competitor for data services is digital subscriber line (“DSL”). We do not consider other cable operators to be significant one-on-one competitors in the market overall, as traditional overbuilds are infrequent and spotty geographically (although in a particular market, a cable operator overbuilder would likely be a significant competitor at the local level). As of December 31, 2003, we are aware of traditional overbuild situations impacting approximately 5% of our total homes passed.

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

Our key competitors include:

DBS

Direct broadcast satellite is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 20 million subscribers nationwide. DBS service allows the subscriber to receive video and high-speed Internet access services directly via satellite using a relatively small dish antenna. Consistent with increasing consolidation in the communications industry, News Corp., one of the world’s largest media companies, recently acquired a controlling interest in DIRECTV, Inc. (“DirecTV”), the largest domestic DBS company. This business combination could significantly strengthen DirecTV’s competitive posture, particularly through favorable programming arrangements with various News Corp. affiliates and subsidiaries, such as the Fox television network. In addition to the two established DBS providers, DirecTV and EchoStar Communications Corporation (“EchoStar”), Cablevision Systems Corp. launched a satellite enabling a third DBS provider, R/L DBS Company, LLC, which commenced offering service in the fall of 2003. Additionally, EchoStar and DirecTV both have entered into joint marketing agreements with major telecommunications companies to offer bundled packages combining phone service, DSL and DBS services.

Video compression technology and high powered satellites allow DBS providers to offer more than 200 digital channels from a single 32 transponder satellite, thereby surpassing the typical analog cable system. In 2003, major DBS competitors offered a greater variety of channel packages, and were especially competitive at the lower end pricing, such as a monthly price of approximately $30 for 75 channels compared to approximately $40 for the closest comparable package in most of our markets. In addition, while we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation and multiple units. DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues and property tax, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that most consumers continue to prefer our stronger local presence in our markets. We believe that cable-delivered VOD and SVOD service are superior to DBS service because cable headends can store thousands of titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control. We also believe that our higher tier products, particularly our bundled premium packages, are price-competitive with DBS packages and that many consumers prefer our ability to economically bundle video packages with data packages. Further, cable providers have the potential in some areas to provide a more complete “whole house” communications package when combining video, high-speed data and voice. We believe that this, combined with the introduction of more new products that DBS cannot offer (local high definition television and local interactive television) differentiates us from DBS competitors and could enable us to win back some of our former customers who migrated to satellite. Recent joint marketing arrangements between DBS providers and telecommunications carriers allow similar bundling of services in certain areas.

DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in 1999 eliminated this legal impediment. As a result, DBS companies now may retransmit such programming, once they have secured retransmission consent from the popular broadcast stations they wish to carry, and honor mandatory carriage obligations of less popular broadcast stations in the same television markets. In response to the legislation, DirecTV and EchoStar have begun carrying the major network stations in the nation’s top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology. DBS companies currently offer local broadcast programming only in the larger U.S. markets, although the number of markets covered is increasing.

DirecTV is now providing two-way high-speed Internet access services. Another satellite company called WildBlue Communications, Inc. (formerly iSKY, Inc.) reports that it plans to deliver two-way high-speed Internet access to residential and small business markets in the contiguous United States and portions of Canada in 2004 using the Ka-band and spot beam technology. EchoStar is offering its video programming services with the Internet services provided by EarthLink, an Internet service provider, using digital subscriber line technology. In addition, EchoStar is using a recently launched satellite to test a dish-based broadband service and Hughes Network Systems is developing a new Ka-band broadband service for enterprise markets.

DSL

The deployment of DSL allows Internet access to subscribers at data transmission speeds greater than those available over conventional telephone lines. DSL service therefore is competitive with high-speed Internet access over cable systems. Several telephone companies which already have plant, an existing customer base, and other operational functions in place (such as, billing, service personnel, etc.) and other companies offer DSL service. DSL actively markets its service and many providers have offered promotional pricing with a one-year service agreement. The FCC has initiated a rulemaking proceeding that could materially reduce existing regulation of DSL service, essentially freeing such service from traditional telecommunications regulation. It is also possible that federal legislation could reduce regulation of Internet services offered by incumbent telephone companies. Legislative action and the FCC’s decisions and policies in this area are subject to change. We expect DSL to remain a significant competitor to our data services.

DSL and other forms of high-speed Internet access provide competition to our own provision of Internet access. For example, as discussed above, satellite-based delivery options are in development. In addition, local wireless Internet services have recently begun to operate in many markets using available unlicensed radio spectrum. This service option, popularly known as “wi-fi”, offers another alternative to cable-based Internet access.

High-speed Internet access facilitates the streaming of video into homes and businesses. As the quality and availability of video streaming over the Internet improves, video streaming may compete with the traditional delivery of video programming services over cable systems. It is possible that programming suppliers will consider bypassing cable operators and market their services directly to the consumer through video streaming over the Internet.

We believe that pricing for residential and commercial data services on our system is generally comparable to that for similar DSL services and that some residential customers prefer our ability to bundle data services with video services. However, DSL providers may currently be in a better position to offer data services to businesses since their networks tend to be more complete in commercial areas. They also have the ability to bundle telephony with data services for a higher percentage of their customers, and that ability is appealing to many consumers. Recent joint marketing arrangements between DSL providers and DBS providers may allow some additional bundling of services.

Broadcast Television

Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an “off-air” antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through “off-air” reception compared to the services provided by the local cable system. Traditionally, cable television has provided a higher picture quality and more channel offerings than broadcast television. However, the recent licensing of digital spectrum by the FCC will provide traditional broadcasters with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission. Walt Disney Co. recently announced the launching of a movie service that bypasses cable through direct access to homes by data streams sent over the television broadcast spectrum.

Traditional Overbuilds

Cable systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. It is possible that a franchising authority might grant a second franchise to another cable operator and that such a franchise might contain terms and conditions more favorable than those afforded us. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system’s cable system, may be able to avoid local franchising requirements. Well-financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, may over time become competitors. There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There also has been interest in traditional overbuilds by private companies. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes and businesses in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

As of December 31, 2003, we are aware of overbuild situations impacting approximately 5% of our total homes passed and potential overbuild situations in areas servicing approximately 1% of our total homes passed, together representing a total of approximately 6% of our homes passed. Additional overbuild situations may occur in other systems. In response to such overbuilds, these systems have been designated priorities for the upgrade of cable plant and the launch of new and enhanced services. As of December 31, 2003, we have upgraded many of these systems to at least 750 megahertz two-way HFC architecture.

Telephone Companies and Utilities

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

As we expand our offerings to include Internet access and other telecommunications services, we will be subject to competition from other telecommunications providers. The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, who have brand name recognition and long-standing relationships with regulatory authorities and customers. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable operators, local exchange carriers and others may result in providers capable of offering cable television, Internet, and telecommunications services in direct competition with us. For example, major local exchange carriers have entered into arrangements with EchoStar and DirecTV in which they will market packages combining phone service, DSL and DBS services.

Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion. Utilities are also developing broadband over power line technology, which will allow the provision of Internet and other broadband services to homes and offices.

Private Cable

Additional competition is posed by satellite master antenna television systems, or SMATV systems, serving multiple dwelling units, or MDUs, such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services that are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors. The FCC ruled in 1998 that private cable operators can lease video distribution capacity from local telephone companies and distribute cable programming services over public rights-of-way without obtaining a cable franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeals upheld this FCC policy.

Wireless Distribution

Cable systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or “wireless cable,” known as MMDS, which uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology increases significantly the channel capacity of their systems. Both analog and digital MMDS services, however, require unobstructed “line of sight” transmission paths and MMDS ventures have been quite limited to date.

The FCC recently completed its auction of Multichannel Video Distribution & Data Service (“MVDDS”) licenses. MVDDS is a new terrestrial video and data fixed wireless service that the FCC hopes will spur competition in the cable and DBS industries.

Regulation and Legislation

The following summary addresses the key regulatory and legislative developments affecting the cable industry.

Cable system operations are extensively regulated by the FCC, some state governments and most local governments. A failure to comply with these regulations could subject us to substantial penalties.

Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have expressed a particular interest in increasing competition in the communications field generally and in the cable television field specifically. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. At the same time, the FCC has pursued spectrum licensing options designed to increase competition to the cable industry by wireless multichannel video programming distributors. We could be materially disadvantaged in the future if we are subject to new regulations that do not equally impact our key competitors.

Congress and the FCC have frequently revisited the subject of communications regulation, and they are likely to do so in the future. In addition, franchise agreements with local governments must be periodically renewed, and new operating terms may be imposed. Future legislative, regulatory, or judicial changes could adversely affect our operations. We can provide no assurance that the already extensive regulation of our business will not be expanded in the future.

Cable Rate Regulation

The cable industry has operated under a federal rate regulation regime for more than a decade. The regulations currently restrict the prices that cable systems charge for basic service and associated equipment. All other cable offerings are now universally exempt from rate regulation. Although rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. The majority of our local franchising authorities have never certified to regulate basic cable rates, but they retain the right to do so (and order rate reductions and refunds), except in those specific communities facing “effective competition.” Federal law defines effective competition as existing in a variety of circumstances that historically were rarely satisfied, but are increasingly likely to be satisfied with the recent increase in DBS competition.

There have been frequent calls to impose expanded rate regulation on the cable industry. Confronted with rapidly increasing cable programming costs, it is possible that Congress may adopt new constraints on the retail pricing or packaging of cable programming. Such constraints could adversely affect our operations.

The federal rate regulations also require cable operators to maintain a “geographically uniform” rate within each community, except in those communities facing effective competition. As we attempt to respond to a changing marketplace with competitive pricing practices, we may face legal restraints and challenges that impede our ability to compete.

Must Carry/Retransmission Consent

Federal law currently includes “must carry” regulations, which require cable systems to carry certain local broadcast television stations that the cable operator would not select voluntarily. Alternatively, popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry could increase significantly if the FCC requires cable systems to simultaneously carry both the analog and digital signals of each television station, as the broadcast industry transitions from an analog to a digital format. The burden could also increase significantly if the FCC requires cable systems to carry multiple program streams included within a single digital broadcast transmission. Although the FCC tentatively ruled against this expansion in a 2001 ruling, it is reviewing the issue and could reach a contrary result in the near future. If these expanded must-carry requirements were adopted, we would have less freedom over our distribution capacity.

Access Channels

Local franchise agreements often require cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. Increased activity in this area could further burden the channel capacity of our cable systems.

Access to Programming

The FCC recently extended a regulation prohibiting video programmers affiliated with cable companies from favoring cable operators over new competitors and requiring such programmers to sell their satellite-delivered programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. DBS providers traditionally had no similar restriction on exclusive programming, but the FCC recently imposed that restriction as part of its approval of the DirecTV-News Corp. merger.

The FCC has also adopted regulations to avoid unreasonable conduct in retransmission consent negotiations between broadcasters and multichannel video programming distributors, including cable and DBS. It recently imposed special conditions on the DirectTV-News Corp. merger, including a requirement that Fox affiliated broadcast stations enter into commercial arbitration for disputes over retransmission consent. Given the heightened competition and media consolidation that Charter faces, it is possible that we will find it increasingly difficult to gain access to popular programming at favorable terms. Such difficulty could adversely impact our business.

Ownership Restrictions

Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises. Through a series of legislative, regulatory, and judicial actions, most of these restrictions recently were eliminated or substantially relaxed. For example, historic restrictions on local exchange carriers offering cable service within their telephone service area, as well as those prohibiting broadcast stations from owning cable systems within their broadcast service area, no longer exist. Changes in this regulatory area, including some still subject to judicial review, could alter the business landscape in which we operate, as formidable new competitors (including electric utilities, local exchange carriers, and broadcast/media companies) may increasingly choose to offer cable services. The relaxation of ownership restrictions could, for example, simplify Comcast Corporation’s recent bid for Walt Disney Company, notwithstanding overlapping cable and broadcast properties.

The FCC previously adopted regulations precluding any cable operator from serving more than 30% of all domestic multichannel video subscribers and from devoting more than 40% of the activated channel capacity of any cable system to the carriage of affiliated national video programming services. These cable ownership restrictions were invalidated by the courts, and the FCC is now considering adoption of replacement regulations.

Internet Service

Over the past several years, proposals have been advanced at the FCC and Congress that would require cable operators offering Internet service to provide non-discriminatory access to unaffiliated Internet service providers. Several local franchising authorities actually adopted mandatory “open access” requirements, but various federal courts rejected each of these actions, relying on different legal theories.

It remains unclear today precisely what regulatory regime ultimately will be applied to the cable industry’s high-speed Internet service. The FCC has ruled that cable modem service is an interstate information service, rather than a cable or telecommunications service. This classification left cable modem service exempt from the burdens associated with traditional cable and telecommunications regulation. However, the United States Court of Appeals for the Ninth Circuit recently vacated in part the FCC’s ruling and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service,” but is part “telecommunications service” and part “information service.” Various parties have sought en banc review of this Ninth Circuit decision.

Although the FCC previously suggested that regulatory forbearance of cable modem service would be appropriate, regardless of the technical classification ultimately assigned to it, a number of technology companies continue to press the FCC to subject cable modem service to certain “nondiscrimination principles.” The final regulatory status of cable modem service remains uncertain. Its outcome could materially affect our business. It could also affect whether local franchising authorities can collect franchise fees on cable modem service and whether cable systems will have any payment obligations to the federal government’s universal service fund.

As the Internet has matured, it has become the subject of increasing regulatory interest. There is now a host of federal laws affecting Internet service, including the Digital Millennium Copyright Act, which affords copyright owners certain rights against us that could adversely affect our relationship with any customer accused of violating copyright laws. Recently enacted Anti-Spam legislation also imposes new obligations on our operations. Moreover, Congress has not yet extended the five-year moratorium on state and local taxation of Internet access, which expired in late 2003. Taxation of Internet access or the adoption of new Internet regulations could adversely affect our business.

Phone Service

The 1996 Telecom Act created a more favorable regulatory environment for us to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities and established requirements ensuring that we could interconnect with other telephone companies to provide a viable service. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, our primary telecommunications competitors and our own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified and how new alternative technologies, like VOIP, should be regulated. It is unclear how these proceedings will be resolved and how they will affect Charter’s potential expansion into phone service.

Pole Attachments

The Communications Act requires most utilities to provide cable systems with access to poles and conduits and simultaneously regulates the rates charged for this access. The Act specifies that significantly higher rates apply if the cable plant is providing telecommunications service, as well as traditional cable service. The FCC has clarified that a cable operator’s favorable pole rates are not endangered by the provision of Internet access. Although that determination was upheld by the United States Supreme Court, a subsequent decision by the United States Court of Appeals for the Ninth Circuit regarding the proper regulatory classification of Internet service has once again created controversy in this area. It remains possible that the underlying pole attachment formula, or its application to Internet and telecommunications offerings, will be modified in a manner that substantially increases our pole attachment costs.

Cable Equipment

The FCC has undertaken several steps to promote competition in the delivery of cable equipment and compatibility with new digital technology. The FCC has expressly ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator’s exclusive control) would be unbundled from the basic converter functions, which could then be provided by third party vendors. The first phase of implementation has already passed. A prohibition on cable operators leasing digital set-top terminals that integrate security and basic navigation functions is currently scheduled to go into effect as of July 1, 2006.

The FCC recently adopted rules implementing an agreement between major cable operators and manufacturers of consumer electronics on “plug and play” specifications for one-way digital televisions. The rules require cable operators to provide “CableCard” security modules and support to customer owned digital televisions and similar devices already equipped with built-in set-top terminal functionality. Cable operators must support basic home recording rights and copy protection rules for digital programming content. The FCC has adopted companion “broadcast flag” rules, requiring cable carriage of a code embedded in digital broadcast programming that will regulate the further use of copyright programming. The FCC is conducting additional related rulemakings, and the cable and consumer electronics industries are currently negotiating an agreement that would establish additional “plug and play” specifications for two-way digital televisions.

The FCC rules are subject to challenge and inter-industry negotiations are ongoing. It is unclear how this process will develop and how it will affect our offering of cable equipment and our relationship with our customers.

Other Communications Act Provisions and FCC Regulatory Matters

In addition to the Communications Act provisions and FCC regulations noted above, there are other statutory provisions and FCC regulations affecting our business. The Communications Act, for example, includes cable-specific privacy obligations. The Act carefully limits our ability to collect and disclose personal information.

FCC regulations include a variety of additional areas, including, among other things: (1) equal employment opportunity obligations; (2) customer service standards; (3) technical service standards; (4) mandatory blackouts of certain network, syndicated and sports programming; (5) restrictions on political advertising; (6) restrictions on advertising in children’s programming; (7) restrictions on origination cablecasting; (8) restrictions on carriage of lottery programming; (9) sponsorship identification obligations; (10) closed captioning of video programming; (11) licensing of systems and facilities; and (12) maintenance of public files.

It is possible that the FCC will expand or modify its regulation of cable systems in the future, and we cannot predict at this time how that might impact our business.

Copyright

Cable systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Moreover, the Copyright Office has not yet provided any guidance as to the how the compulsory copyright license should apply to newly offered digital broadcast signals.

Copyright clearances for non-broadcast programming services are arranged through private negotiations. Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

Franchise Matters

Cable systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions.

The specific terms and conditions of cable franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, and customer service standards. A number of states subject cable systems to the jurisdiction of centralized state government agencies, such as public utility commissions.

Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal protections. For example, federal law caps local franchise fees and includes renewal procedures designed to protect incumbent franchisees from arbitrary denials of renewal. Even if a franchise is renewed, however, the local franchising authority may seek to impose new and more onerous requirements as a condition of renewal. Similarly, if a local franchising authority’s consent is required for the purchase or sale of a cable system, the local franchising authority may attempt to impose more burdensome requirements as a condition for providing its consent.

Employees

As of December 31, 2003, we had approximately 15,500 full-time equivalent employees, approximately 300 of which were represented by collective bargaining agreements. We have never experienced a work stoppage. At December 31, 2002, these numbers were approximately 18,600 and approximately 300, respectively.

The corporate office, which includes employees of Charter and Charter Holdco, is responsible for coordinating and overseeing our operations. The corporate office performs certain financial and administrative functions on a centralized basis such as accounting, billing, finance and acquisitions, payroll and benefit administration, information system design and support, internal audit, purchasing, marketing and programming contract administration. The corporate office performs these services on a cost reimbursement basis pursuant to a management services agreement. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter and Its Subsidiaries — Intercompany Management Agreements” and “— Mutual Services Agreements.”

Item 2. Properties.

Our principal physical assets consist of cable distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable systems.

Our cable plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches. We own or lease real property for signal reception sites and own most of our service vehicles.

Historically our subsidiaries have owned the real property and buildings for our data centers, customer contact centers and our divisional administrative offices. However, for the foreseeable future, we plan to reduce our number of administrative offices and lease the space, where possible, while attempting to sell those existing locations that we believe are no longer required. Our subsidiaries generally have leased space for business offices throughout our operating divisions. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located. Charter Holdco owns the real property and building for our principal executive offices.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce. See “Item 1. Business – Our Network Technology.” We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3. Legal Proceedings.

Securities Class Actions and Derivative Suits

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this annual report. In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the “Consolidated Federal Class Action”) for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint have been filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions are stayed for ninety (90) days.

The Consolidated Federal Class Action is entitled:

•	In re Charter Communications, Inc. Securities Litigation, MDL Docket No. 1506 (All Cases), StoneRidge Investments Partners, LLC, Individually and On Behalf of All Others Similarly Situated, v. Charter Communications, Inc., Paul Allen, Jerald L. Kent, Carl E. Vogel, Kent Kalkwarf, David G. Barford, Paul E. Martin, David L. McCall, Bill Shreffler, Chris Fenger, James H. Smith, III, Scientific-Atlanta, Inc., Motorola, Inc. and Arthur Andersen, LLP, Consolidated Case No. 4:02-CV-1186-CAS.

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

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The lawsuits were filed after the filing of a 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. We believe the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. The Delaware Class Actions are substantively identical. No such transaction by Mr. Allen has been presented. Plaintiffs’ counsel has granted the defendants an indefinite extension of time to respond to the only complaint that has been served in the Delaware Class Actions.

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

All of the lawsuits discussed above are each in preliminary stages. No reserves have been established for potential losses or related insurance recoveries on these matters because we are unable to predict the outcome. Charter intends to vigorously defend the lawsuits.

Government Investigations

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U. S. Attorney’s office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003 one of the former officers who was indicted entered a guilty plea. We are fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the SEC. The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. We are fully cooperating with the SEC Staff.

Indemnification

We are generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of our bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, some of our current and former directors and our current and former officers have been advanced certain costs and expenses incurred in connection with their defense. See “Item 13. Certain Relationships and Related Transactions – Indemnification Advances” for greater detail.

Insurance

Charter has liability insurance coverage that we believe is available for the matters described above, where applicable, subject to the terms, conditions and limitations of the respective policies. There is no assurance that current coverage will be sufficient for all claims described above or any future claims that may arise.

Other Litigation

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter in South Carolina Court of Common Pleas (“South Carolina Class Action”), purportedly on behalf of a class of Charter customers, alleging that Charter improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” Charter removed this case to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter should have but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter’s objection in September 2002. Charter immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts have ruled that until a final judgment is entered against Charter, they lack jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter’s motion to dismiss for failure to state a claim. It also took under advisement Charter’s motion to set aside the default judgment.

The South Carolina Class Action is entitled:

•	Nikki Nicholls and Geraldine M. Barber, on behalf of themselves and all others similarly situated v. Charter Communications Holding Company, LLC and City of Spartanburg filed on October 29, 2001.

Outcome

We are unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in any of these lawsuits or the government investigations could have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants.

In addition to the matters set forth above, we are also party to other lawsuits and claims that arose in the ordinary course of conducting our business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(A) Market Information

Our Class A common stock is quoted on the Nasdaq National Market under the ticker symbol “CHTR.” The Class B common stock has no established public trading market.

	Class A Common Stock
	High	Low
2003
First quarter	$1.73	$0.76
Second quarter	$4.18	$0.94
Third quarter	$5.50	$3.32
Fourth quarter	$4.71	$3.72
2002
First quarter	$16.85	$9.10
Second quarter	$11.53	$2.96
Third quarter	$4.65	$1.81
Fourth quarter	$2.27	$0.76

(B) Holders

As of February 29, 2004, there were approximately 3,800 holders of record of our Class A common stock and one holder of record of our Class B common stock.

(C) Dividends

Charter has not paid stock or cash dividends on any of its common stock, and we do not intend to pay cash dividends on common stock for the foreseeable future. Except for the cash dividends on preferred stock issued from time to time, we intend to retain future earnings, if any, to finance our business. Additionally, Charter is prohibited from declaring or paying cash dividends on any class of stock on par with or junior to the Series A convertible redeemable preferred stock, including the common stock, unless the cumulative dividends on the preferred stock and any accrued dividends on stock on par with the preferred stock for any past or current period have been paid or set aside in full.

Charter Holdco may make pro rata distributions to all holders of its common membership units, including Charter. Covenants in the indentures and credit agreements governing the debt obligations of Charter Communications Holdings and its subsidiaries restrict their ability to make distributions to us, and accordingly, limit our ability to declare or pay cash dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(D) Recent Sales of Unregistered Securities

No unregistered equity securities of Charter were sold by Charter or its subsidiaries during the fourth quarter of the year ended December 31, 2003. For information regarding securities issued under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management — Securities Authorized for Issuance under Equity Compensation Plans.”

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions, except share data):

	Charter Communications, Inc.
	Year Ended December 31,
	2003	2002 (a)	2001 (a)	2000 (a)	1999 (a)
Statement of Operations Data:
Revenues	$4,819	$4,566	$3,807	$3,141	$1,428

Costs and Expenses:
Operating (excluding depreciation and amortization)	1,952	1,807	1,486	1,187	460
Selling, general and administrative	940	963	826	606	329
Depreciation and amortization	1,479	1,439	2,693	2,398	745
Impairment of franchises	—	4,638	—	—	—
Gain on sale of system	(21)	—	—	—	—
Option compensation expense (income), net	4	5	(5)	38	80
Special charges, net	21	36	18	—	—
Unfavorable contracts and other settlements	(72)	—	—	—	—

	4,303	8,888	5,018	4,229	1,614

Income (loss) from operations	516	(4,322)	(1,211)	(1,088)	(186)
Interest expense, net	(1,557)	(1,503)	(1,310)	(1,040)	(444)
Gain (loss) on derivative instruments and hedging activities, net	65	(115)	(50)	—	—
Gain on debt exchange, net	267	—	—	—	—
Loss on equity investments	(3)	(3)	(54)	(19)	—
Other, net	(13)	(1)	(5)	(1)	(8)

Loss before minority interest, income taxes and cumulative effect of accounting change	(725)	(5,944)	(2,630)	(2,148)	(638)
Minority interest	377	3,176	1,461	1,280	573

Loss before income taxes and cumulative effect of accounting change	(348)	(2,768)	(1,169)	(868)	(65)
Income tax benefit (expense)	110	460	12	10	(1)

Loss before cumulative effect of accounting change	(238)	(2,308)	(1,157)	(858)	(66)
Cumulative effect of accounting change, net of tax	—	(206)	(10)	—	—

Net loss	(238)	(2,514)	(1,167)	(858)	(66)
Dividends on preferred stock - redeemable	(4)	(3)	(1)	—	—

Net loss applicable to common stock	$(242)	$(2,517)	$(1,168)	$(858)	$(66)

Loss per common share, basic and diluted	$(0.82)	$(8.55)	$(4.33)	$(3.80)	$(2.22)

Weighted-average common shares outstanding	294,597,519	294,440,261	269,594,386	225,697,775	29,811,202

Balance Sheet Data (end of period):
Total assets	$21,364	$22,384	$26,463	$24,352	$18,967
Long-term debt	18,647	18,671	16,343	13,061	8,937
Minority interest	689	1,050	4,434	4,571	5,381
Redeemable securities	—	—	—	1,104	751
Preferred stock — redeemable	55	51	51	—	—
Shareholders’ equity (deficit)	(175)	41	2,585	2,767	3,011

(a) Certain prior year amounts have been reclassified to conform with the 2003 presentation.

Comparability of the above information from year to year is affected by acquisitions and dispositions completed by us. See note 4 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Certain Trends and Uncertainties” of this section and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of Charter Communications, Inc. and subsidiaries as of and for the years ended December 31, 2003, 2002 and 2001.

Introduction

During 2003, we undertook a number of transition activities including reorganizing our workforce, adjusting our video pricing and packages, completing call center consolidations and implementing billing conversions. Due to the focus on such activities and certain financial constraints, we reduced spending on marketing our products and services. The reduced marketing activities and other necessary operational changes negatively impacted customer retention and acquisition, primarily during the first half of the year. During the second half of 2003, we increased our marketing efforts and implemented promotional campaigns to slow the loss of analog video customers, and to accelerate advanced service penetration, specifically in high-speed data.

In 2003, we took a series of steps intended to improve our balance sheet and liquidity:

•	We and our subsidiaries exchanged $1.9 billion of indebtedness for $1.6 billion of indebtedness while extending maturities and achieving approximately $294 million of debt discount.

•	Our subsidiary, CCO Holdings, sold $500 million total principal amount of 83/4% senior notes and used the net proceeds to repay approximately $486 million principal amount of bank debt of our subsidiaries, providing additional financial flexibility for use of our subsidiaries credit facilities.

•	Our subsidiaries completed the sale of cable systems in Port Orchard, Washington, for a total price of approximately $91 million, subject to adjustments.

•	Our subsidiary, Charter Holdings, and several of its subsidiaries closed the sale of cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia with Atlantic Broadband Finance, LLC. We anticipate that an additional closing for a cable system in New York will occur during the first quarter of 2004. After giving effect to the sale of the New York system, net proceeds will be approximately $735 million, subject to post-closing adjustments. We will use these proceeds to repay bank debt.

•	We significantly reduced capital spending from approximately $2.2 billion for the year ended December 31, 2002 to approximately $854 million for the year ended December 31, 2003, primarily due to the substantial completion of our network rebuild and upgrade.

During the years 1999 through 2001, we grew significantly, principally through acquisitions of other cable businesses financed by debt and, to a lesser extent, equity. We do not anticipate that we will engage in significant merger or acquisition activity for the foreseeable future other than exchanges of non-strategic assets or divestitures, such as the sale of cable systems to Atlantic Broadband Finance, LLC discussed above. We therefore do not believe that our historical growth rates are accurate indicators of future growth.

Historically, our ability to fund operations and investing activities has depended on our continued access to credit under our subsidiaries’ credit facilities. While our use of cash has changed over time such that the substantial majority of our cash now comes from cash flows from operating activities, we expect we will continue to borrow under our subsidiaries’ credit facilities from time to time to fund cash needs. The occurrence of an event of default under our subsidiaries’ credit facilities could result in borrowings from these facilities being unavailable to us and could, in the event of a payment default or acceleration, also trigger events of default under our notes and our subsidiaries’ outstanding notes and would have a material adverse effect on us. Approximately $188 million of indebtedness under our subsidiaries’ credit facilities is scheduled to mature during 2004. We expect to fund payment of such indebtedness through availability under our subsidiaries’ revolving credit facilities.

Adoption of New Policies

Commencing in January 2002 and continuing through the first quarter of 2003, our management elected to implement a number of new policies including:

Change in Disconnect and Bad Debt Policies. Our estimated customer count is intended to include those people receiving cable service (regardless of payment status), except for complementary accounts (such as our employees). Our disconnect and bad debt guidelines for slow or nonpaying customers provide that, in general, customers are to be terminated for non-payment after approximately 60-75 days, and written off/referred to collection at approximately 90-110 days. We initially began implementing this policy in January 2002 after we decided to change our past practice under which we did not promptly disconnect these customers on a uniform basis. Effective year-end 2001, we also increased our allowance for doubtful accounts. The number of our customers who are presently more than 90 days overdue and our bad debt expense associated with such customers are lower than they were prior to the institution of these policies.

Procedures to ensure adherence to Disconnect and Customer Count Policies. During our review of internal audit findings and in the course of internal investigations, and subsequently in the course of responding to governmental investigations, we became concerned that certain employees either were not or had not previously been complying with our customer count and disconnect policies. We have since announced to our employees that a failure to follow these polices will be met with disciplinary action including, in appropriate cases, termination. We have terminated and disciplined employees who have not followed the policies. We have instituted regular review of customer reports by senior employees in an effort to ensure adherence to our policies and consistency of application throughout our various operating divisions, and we have established a telephone hotline number for employees to call and report misconduct relating to the reporting of customer numbers. We have also elected not to provide guidance on expected customer numbers in our public disclosures.

Corporate Compliance Program. Prior to 2002, we did not have a formal compliance program. We have since established a corporate compliance program, pursuant to which we provide a revised Code of Conduct to our employees that is incorporated into our Employee Handbook. The Code and Handbook require that employees report violations of the Code or other behavior which they believe might be unethical or illegal. Employees can report matters to their supervisor, to the Human Resources Department, through a hotline or through a secure website, and may do so anonymously. The compliance program is overseen by a compliance committee comprised of our high-ranking officers, which meets on a quarterly basis. The head of the committee in turn reports to the Audit Committee.

Treatment of Data Only Customers. We have changed our methodology for reporting analog cable video customers to exclude those customers who receive high-speed data service only. This represents a change in our methodology from prior reports through September 30, 2002, in which high-speed data service only customers (which numbered approximately 55,900 at September 30, 2002) were included within our analog cable video customers. We made this change because we determined that a substantial number of those customers who only received high-speed data service were unable to receive our most basic level of analog video service because this service was physically secured or blocked, was unavailable in certain areas or the customers were unaware that this service was available to them. In addition, in light of our decision to begin marketing of our high-speed data services as a separate product, we believed that separate disclosure of this information would assist investors in understanding our current business and in monitoring what we expected to be an increasing number of data only customers. See “Item 1. Business – Products and Services.”

Disclosure Committee. We established a Disclosure Committee, consisting of senior personnel from the business units, our internal audit group, and the finance and legal groups, and we now follow an extensive review and certification process in connection with our filings with the SEC and other disclosure documents.

Audit Committee. We modified our Audit Committee’s charter to expand the role of the committee and to comply with the Sarbanes-Oxley Act of 2002 and the rules issued thereunder (including Nasdaq rules).

Accounting Policy Changes. Consistent with the description of the restatement, we have revised a number of our accounting policies, including treatment of launch incentives received from programmers. For a complete discussion of accounting changes and adjustments brought about as a result of the re-audit or restatement, see “Item 7. — Restatement of Prior Results.”

Restatement of Prior Results

There were no restatements in 2003 of prior results. However, certain reclassifications have been made to 2002 and 2001 amounts to conform to 2003 presentation. Also, as discussed in our annual report on Form 10-K for the year ended December 31, 2002, on November 19, 2002, we announced that we had determined that additional franchise costs and deferred income tax liability should have been recorded for the differences between the financial statement and tax basis of assets we acquired in connection with certain cable businesses acquired throughout 1999 and 2000. As a result of this restatement, we engaged KPMG LLP to perform audits as of and for the years ended December 31, 2001 and 2000 because our former accountants, Arthur Andersen LLP, were no longer available to provide an opinion as to restated financial statements. In connection with these audits, we concluded that it was appropriate to make certain additional adjustments to previously reported results. Among other things, adjustments were made to previous interpretations and applications of generally accepted accounting principles (“GAAP”) that had been consistently followed by us since 2000 and throughout the restatement period.

These adjustments reduced revenues reported in our 2002 quarterly reports on Form 10-Q for the first three quarters of 2002 by a total of $38 million, and in our 2001 annual report on Form 10-K for the year ended December 31, 2001 and 2000 by $146 million and $108 million, respectively. Such adjustments represent approximately 1%, 4% and 3% of previously reported revenues for the respective periods in 2002, 2001 and 2000. Our previously reported consolidated net loss increased by a total of $26 million for the first three quarters of 2002 and decreased by $11 million for the year ended December 31, 2001. Our previously reported net loss increased by $29 million for the year ended December 31, 2000, primarily due to adjustments related to the original accounting for acquisitions and elements of our rebuild and upgrade activities. Net cash flows from operating activities for the years ended December 31, 2001 and 2000 were reduced by $30 million and $303 million, respectively. The most significant categories of adjustments related to the following items outlined below.

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

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter-branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenue in the period such inducements were paid. Revenue declined a total of $5 million for the first three quarters of 2002, and $19 million and $2 million for the years ended December 31, 2001 and 2000, respectively. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

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

Furthermore, we reduced the value of assets subject to replacement by a total of approximately $1.2 billion to record the assets at estimated depreciated replacement cost at the date of acquisition. This includes a $598 million reduction originally recorded in our previously issued financial statements and a $627 million adjustment identified as part of the restatement.

As a result of the items identified above, we determined that depreciation expense was overstated by a total of $413 million for the first three quarters of 2002, and $330 million and $119 million in the years ended 2001 and 2000, respectively. This resulted in net loss being overstated by a total of $192 million for the first three quarters of 2002, and $146 million and $48 million for the years ended 2001 and 2000, respectively.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $1.4 billion with a corresponding increase in deferred tax liabilities of $1.2 billion. The balance of the entry was recorded to equity and minority interest. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of our rebuild and upgrade of our network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by approximately $627 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the impairment of franchises recognized in the first quarter of 2002 by $199 million (before minority interest) and increased amortization expense by $130 million and $121 million for the years ended December 31, 2001 and 2000, respectively. This resulted in net loss being understated by a total of $71 million for the first three quarters of 2002, and $57 million and $49 million for the years ended 2001 and 2000, respectively.

Other Adjustments. In addition to the items described above, certain other adjustments were made that increased net loss by $38 million and decreased net loss by $10 million, respectively, for the years ended December 31, 2001 and 2000. These adjustments were as follows:

•	During 2000, advertising revenue was recognized in conjunction with the promotion of equipment offered by two set-top terminal manufacturers from which we purchased digital set-top terminals. However, in connection with our restatement announced in April 2003, we reversed all advertising revenues from the set-top terminal manufacturers recognized in 2000. Based on a reassessment of the underlying structure of the arrangements during 2000, the prices paid for set-top terminals and the advertising revenues recognized were determined to be in excess of fair value. We therefore reduced our advertising revenue and decreased our related property, plant and equipment associated with the purchase of set-top terminals.

•	During 2001 and 2000, certain post-acquisition marketing and customer acquisition costs were charged against purchase accounting reserves in the financial statements. These costs have been reclassified to record them as period cost in the appropriate fiscal year.

•	During 2002, 2001 and 2000, certain state taxes, which are equity-based taxes and not based on income, were reclassified as operating expenses, rather than as taxes recorded in “other expenses” on our consolidated statements of operations.

•	During 2000, we received management fees from a joint venture pursuant to the terms of the joint venture agreement and recognized revenue. Based on the limited amount of operational management activities performed on behalf of the joint venture, we determined this amount should be reclassified from revenue and recorded as investment income within “other expense” on our consolidated statements of operations.

•	During 2000 and 2001, we accounted for the outstanding and unexercised portion of separated employees’ options by reversing all (both vested and unvested) previously recorded compensation expense for separated employees who forfeited stock-based awards. Compensation related to vested awards should not have been reversed at the time of separation, as the employee did not “fail to fulfill an obligation” associated with such vested awards. Stock compensation expense was increased to eliminate the effect of such reversal during 2000 and 2001. In addition, the computation of the compensation expense was adjusted during 2000 to reverse a miscalculation recorded during such years.

The tables below set forth our condensed consolidated balance sheets as of December 31, 2001 and December 31, 2000, and condensed consolidated statement of operations and condensed consolidated statement of cash flows information for the years ended December 31, 2001 and 2000.

Controls. The major adjustments discussed above, including for the rebuild and upgrade of cable systems and deferred tax matters/franchise, generally relate to non-routine items and did not result from control deficiencies in our core accounting operations. Since our period of rapid growth in 2000 and early 2001, in which we were rapidly acquiring cable systems, we have integrated the various accounting processes of our acquired cable systems. We have also substantially improved the quantity and, we believe, the quality of our accounting and internal audit staff. In addition, we are developing better interactions between our accounting and internal audit staff and the other elements of our organization. These changes in our staff have been supplemented with changes in accounting and internal controls processes and systems which we believe result in an improved ability of management to understand and analyze underlying business data. As part of our acquisitions integration process, we have, among other things, standardized our data and put in place a data warehouse, which has enhanced our abilities to analyze our operating data. Budgeting has been integrated into our financial systems, through the use of specialized commercial software rather than spreadsheet programs. Additionally, we have implemented in the first quarter 2004, a job costing system, that tracks capital at the project level. These changes have given us the ability to better understand, analyze and manage our business data. The role of our internal audit staff has also been expanded, particularly with respect to capitalization and depreciation. We believe that these changes have improved our controls over both recurring transactions and non-recurring transactions.

The following table sets forth selected consolidated balance sheet information, showing previously reported and restated amounts, as of December 31, 2001 (in millions):

	As previously
	reported	As restated
Property, plant and equipment, net	$7,150	$6,914
Franchises, net	17,139	18,911
Total assets	24,962	26,463
Long-term debt	16,343	16,343
Other long-term liabilities	341	1,725
Minority interest	3,976	4,434
Total shareholders’ equity	2,862	2,585

The following table sets forth selected consolidated statement of operations information, showing previously reported and restated amounts, for the year ended December 31, 2001 (in millions, except per share and share data):

	As previously
	reported	As restated
Revenues	$3,953	$3,807
Costs and expenses:
Operating (excluding depreciation and amortization)	1,326	1,486
Selling, general and administrative	841	826
Depreciation and amortization	3,010	2,693
Option compensation income	(46)	(5)
Special charges	18	18

	5,149	5,018

Loss from operations	(1,196)	(1,211)
Loss before minority interest, income taxes and cumulative effect of accounting change	(2,656)	(2,630)
Loss before cumulative effect of accounting change	(1,178)	(1,157)
Net loss applicable to common stock	$(1,179)	$(1,168)

Loss per common share, basic and diluted	$(4.37)	$(4.33)

Weighted average common shares outstanding, basic and diluted	269,594,386	269,594,386

The following table sets forth selected consolidated balance sheet information, showing previously reported and restated amounts, as of December 31, 2000 (in millions):

	As previously
	reported	As restated
Property, plant and equipment, net	$5,267	$4,829
Franchises, net	17,069	18,835
Total assets	23,044	24,352
Long-term debt	13,061	13,061
Other long-term liabilities	285	1,568
Minority interest	4,090	4,571
Total shareholders’ equity	3,123	2,767

The following table sets forth selected consolidated statement of operations information, showing previously reported and restated amounts, for the year ended December 31, 2000 (in millions, except per share and share data):

	As previously
	reported	As restated
Revenues	$3,249	$3,141
Costs and expenses:
Operating (excluding depreciation and amortization)	1,036	1,187
Selling, general and administrative	670	606
Depreciation and amortization	2,473	2,398
Stock compensation expense	41	38

	4,220	4,229

Loss from operations	(971)	(1,088)
Loss before minority interest and income taxes	(2,055)	(2,148)
Net loss	$(829)	$(858)

Loss per common share, basic and diluted	$(3.67)	$(3.80)

Weighted average common shares outstanding, basic and diluted	225,697,775	225,697,775

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

Acquisitions

The following table sets forth information regarding our acquisitions from January 1, 2001 to December 31, 2002 (none in 2003):

	Purchase Price (Dollars in Millions)
			Securities
	Acquisition	Cash	Issued/Other	Total	Acquired
	Date	Paid	Consideration	Price	Customers
AT&T Systems	6/01	1,711	25	1,736 (a)	551,100
Cable USA	8/01	45	55 (b)	100	30,600

Total 2001 Acquisitions		1,756	80	1,836	581,700
High Speed Access Corp.	2/02	78	—	78	N/A
Enstar Limited Partnership Systems	4/02	48	—	48	21,600
Enstar Income Program II-1, L.P.	9/02	15	—	15	6,400

Total 2002 Acquisitions		141	—	141	28,000

Total 2001-2002 Acquisitions		$1,897	$80	$1,977	609,700

(a)	Comprised of $1.7 billion, as adjusted, in cash and a cable system located in Florida valued at $25 million, as adjusted.

(b)	In connection with this transaction, at the closing we and Charter Holdco acquired all of the outstanding stock of Cable USA and the assets of related affiliates in exchange for cash and 505,664 shares of Charter Series A convertible redeemable preferred stock. In the first quarter of 2003, an additional $0.34 million in cash was paid and 39,595 additional shares of Charter Series A convertible redeemable preferred stock were issued to certain sellers.

All acquisitions were accounted for under the purchase method of accounting and results of operations were included in our consolidated financial statements from their respective dates of acquisition.

We have no current plans to pursue any significant acquisitions. However, we will continue to evaluate opportunities to consolidate our operations through the sale of cable systems to, or exchange of like-kind assets with, other cable operators as such opportunities arise, and on a very limited basis, consider strategic new acquisitions. Our primary criteria in considering these opportunities are the rationalization of our operations into geographic clusters and the potential financial benefits we expect to ultimately realize as a result of the sale, exchange, or acquisition.

Overview of Operations

Approximately 86% and 84% of our revenues for the years ended December 31, 2003 and 2002, respectively, are attributable to monthly subscription fees charged to customers for our video, high-speed data, telephone and commercial services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time. The remaining 14% and 16%, respectively, of revenue is derived primarily from pay-per-view and VOD programming where users are charged a fee for individual programs viewed, advertising revenues, installation or reconnection fees charged to customers to commence or reinstate service, commissions related to the sale of merchandise by home shopping services and franchise fee revenues, which are collected by us but then paid to local franchising authorities. We have generated increased revenues during the past three years, primarily through the sale of digital video and high-speed data services to new and existing customers, price increases on video services and customer growth from acquisitions. Going forward, our strategy is to grow revenues and improve margins by seeking to stabilize our analog video customer base and increase revenues per customer. To accomplish this, we are increasing prices for certain services and we are offering new bundling of services combining digital video and our advanced services (such as high-speed data service and high definition television) at what we believe are attractive price points. In addition, we are increasing our marketing efforts and budget in 2004 to promote our high-speed data services, digital video services and advanced products and services such as digital video recorders, high definition television and telephony using VOIP to our existing customer base and to commercial customers. See “Business — Sales and Marketing” for more details.

Our success in our efforts to grow revenues and improve margins will be impacted by our ability to compete against companies with often fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Additionally, controlling our cost of operations is critical, particularly cable programming costs, which have historically increased at rates in excess of inflation and are expected to continue to increase. See “Business — Programming” for more details. We are attempting to control our costs of operations by maintaining strict controls on expenses. More specifically, we are focused on managing our cost structure by renegotiating programming agreements to reduce the rate of historical increases in programming cost, managing our workforce to control increases and improve productivity, and leveraging our size in purchasing activities.

Our expenses primarily consist of operating costs, selling, general and administrative expenses, depreciation and amortization expense and interest expense. Operating costs primarily include programming costs, the cost of our workforce, cable service related expenses, advertising sales costs, franchise fees and expenses related to customer billings. For the year ended December 31, 2003, income from operations was $516 million and for the years ended December 31, 2002 and 2001, our loss from operations was $4.3 billion and $1.2 billion, respectively. Operating margin, which is defined as income (loss) from operations divided by revenues, was 11% for the year ended December 31, 2003, whereas for the years ending December 31, 2002 and 2001, we had negative operating margins of 95% and 32%, respectively. The improvement in income from operations and operating margin from 2002 to 2003 was principally due to a $4.6 billion franchise impairment charge in the fourth quarter of 2002 which did not recur in 2003 and the recognition of gains in 2003 of $93 million related to unfavorable contracts and other settlements and gain on sale of system. The increase in loss from operations and negative operating margins from 2001 to 2002 was primarily as a result of a $4.6 billion franchise impairment charge in the fourth quarter of 2002, partially offset by a decrease in amortization expense of $1.5 billion as a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of franchises determined to have an indefinite life. Although we do not expect charges for impairment in the future of comparable magnitude to the fourth quarter 2002 impairment charge, potential charges could occur due to changes in market conditions.

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover our interest costs we incur because of our high level of debt, the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties, and the amortization and impairment of our franchise intangibles. We expect that these expenses (other than amortization and impairment of franchises) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future. Additionally, reported losses allocated to minority interest on the statement of operations will be limited to the extent of any remaining minority interest on the balance sheet related to Charter Holdco. Accordingly, commencing in 2004, we expect to absorb all, or substantially all, future losses before income taxes because minority interest in Charter Holdco was substantially eliminated at December 31, 2003. For the year ended December 31, 2003, 53.5% of our losses before income taxes were classified as minority interest.

Critical Accounting Policies and Estimates

Certain of our accounting policies require our management to make difficult, subjective or complex judgments. Management has discussed these policies with the Audit Committee of Charter’s board of directors and the Audit Committee has reviewed the following disclosure. We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows:

•	Capitalization of labor and overhead costs;

•	Useful lives of property, plant and equipment;

•	Impairment of property, plant, and equipment, franchises, and goodwill;

•	Income taxes; and

•	Litigation.

In addition, there are other items within our financial statements that require estimates or judgment but are not deemed critical, such as the allowance for doubtful accounts, but changes in judgment, or estimates in these other items could also have a material impact on our financial statements.

Capitalization of labor and overhead costs. The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2003 and 2002, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $7.0 billion (representing 33% of total assets) and $7.7 billion (representing 34% of total assets), respectively. Total capital expenditures for the years ended December 31, 2003, 2002 and 2001 were approximately $854 million, $2.2 billion and $2.9 billion, respectively.

Costs associated with network construction, initial customer installations, installation refurbishments and the addition of network equipment necessary to provide advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

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

We capitalized internal direct labor costs of $88 million, $173 million and $171 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Capitalized internal direct labor costs decreased in 2003 compared to 2002 primarily due to the substantial completion of the upgrade of our systems and a decrease in the amount of capitalizable installation costs.

Judgment is required to determine the extent to which indirect costs (“overhead”) are incurred as a result of specific capital activities, and therefore should be capitalized. We capitalize overhead using an overhead rate applied to the amount of direct labor capitalized. We have established the overhead rates based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs that is directly attributable to capitalizable activities. The primary costs that are included in the determination of the overhead rate are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as dispatch, that directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future. We monitor the appropriateness of our capitalization policies, and perform updates to our internal overhead study on a periodic basis to determine whether facts or circumstances warrant a change to our capitalization policies. We capitalized overhead of $86 million, $162 million and $134 million, respectively, for the years ended December 31, 2003, 2002 and 2001.

Useful lives of property, plant and equipment. We evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, and revise such lives to the extent warranted by changing facts and circumstances. Beginning in January 2000, we commenced a significant initiative to rebuild and upgrade portions of our cable network. We reduced the useful lives of certain assets with a book value of $1.1 billion in 2000 and an additional $125 million in 2001. These assets were expected to be replaced and retired through that process in approximately one to three years, representing management’s best estimate of the expected pattern of the retirement from service of such assets. A significant change in assumptions about the extent or timing of future asset usage or retirements could materially affect future depreciation expense.

Depreciation expense related to property, plant and equipment totaled $1.5 billion, $1.4 billion and $1.2 billion, representing approximately 34%, 16% and 24% of costs and expenses, for the years ended December 31, 2003, 2002 and 2001, respectively. Of these amounts, approximately $183 million and $352 million for the years ended December 31, 2002 and 2001, respectively, relates to network assets which were replaced and retired over the three-year period of the rebuild initiative. Depreciation is recorded using the straight-line method over management’s estimate of the estimated useful lives of the related assets as follows:

Cable distribution systems	7-15 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture and fixtures	5 years

Impairment of property, plant and equipment, franchises and goodwill. As discussed above, the net carrying value of our property, plant and equipment is significant. We also have recorded a significant amount of cost related to franchises, pursuant to which we are granted the right to operate our cable distribution network throughout our service areas. The net carrying value of franchises as of December 31, 2003 and 2002 was approximately $13.7 billion (representing 64% of total assets) and $13.7 billion (representing 61% of total assets), respectively. Furthermore, we recorded approximately $52 million of goodwill as a result of the acquisition of High Speed Access in February 2002.

We adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that franchise intangible assets that meet the indefinite life criteria no longer be amortized against earnings but instead must be tested for impairment annually or more frequently as warranted by events or changes in circumstances. In determining whether our franchises have an indefinite life, we considered the exclusivity of the franchise, the expected costs of franchise renewals, and the technological state of the associated cable systems with a view to whether or not we are in compliance with any technology upgrading requirements. We have concluded that as of January 1, 2002, December 31, 2002 and December 31, 2003 more than 99% of our franchises qualify for indefinite life treatment under SFAS No. 142, and that less than one percent of our franchises do not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. Costs of finite-lived franchises, along with costs associated with franchise renewals, will be amortized on a straight-line basis over 10 years, which represents management’s best estimate of the average remaining useful lives of such franchises. Prior to the adoption of SFAS No. 142, our franchises were amortized over an average useful life of 15 years. Franchise amortization expense related to franchises not qualifying for indefinite life treatment totaled $9 million for each of the years ended December 31, 2003 and 2002. Franchise amortization expense was $1.5 billion, representing approximately 29% of costs and expenses, for the year ended December 31, 2001. We expect amortization expense on franchise assets will decrease to approximately $4 million annually based on our ability in 2003 to renew franchise agreements we previously classified as having finite lives without substantial costs. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors. Our goodwill is also deemed to have an indefinite life under SFAS No. 142.

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, requires that we evaluate the recoverability of our property, plant and equipment and franchise assets which did not qualify for indefinite life treatment under SFAS No. 142 upon the occurrence of events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. Under SFAS No. 144, a long-lived asset is deemed impaired when the carrying amount of the asset exceeds the projected undiscounted future cash flows associated with the asset. Furthermore, we were required to evaluate the recoverability of our indefinite life franchises, as well as goodwill, as of January 1, 2002 upon adoption of SFAS No. 142, and on an annual basis or more frequently as deemed necessary.

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

During the first quarter of 2002, we had an independent appraiser perform valuations of our franchises as of January 1, 2002. Based on the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clusters of our cable systems, which management believes represent the highest and best use of those assets. We determined that our franchises were impaired and as a result recorded the cumulative effect of a change in accounting principle of $206 million (approximately $572 million before minority interest effects of $306 million and tax effects of $60 million). As required by SFAS No. 142, the standard has not been retroactively applied to results for the period prior to adoption.

We performed our annual impairment assessment as of October 1, 2002 using an independent third-party appraiser and following the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which was issued in October 2002 and requires the consideration of assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset. Revised estimates of future cash flows and the use of a lower projected long-term growth rate in our valuation, led to recognition of a $4.6 billion impairment charge in the fourth quarter of 2002.

The independent third party appraiser’s valuations as of January 1, 2002, October 1, 2002 and October 1, 2003, yielded total enterprise values of approximately $30 billion, $25 billion and $25 billion, respectively, which included approximately $2.4 billion, $3.1 billion and $3.2 billion, respectively, assigned to customer relationships. SFAS No. 142 does not permit the recognition of intangible assets not previously recognized. Accordingly, the impairment included approximately $572 million and $3.1 billion, before tax effects, attributable to customer relationships as of January 1, 2002 and October 1, 2002, respectively. The valuation completed at October 1, 2003 showed franchise values in excess of book value and thus resulted in no impairment. Additionally, as a result of the sale of Port Orchard, Washington cable system on October 1, 2003, net carrying values of franchises were reduced by $42 million.

The valuations involve numerous assumptions as noted above. While the economic conditions at the time of each valuation indicate that the combination of assumptions utilized in the appraisals are reasonable, as market conditions change so will the assumptions with a resulting impact on the valuation.

Income Taxes. All operations are held through Charter Holdco and its direct and indirect subsidiaries. Charter Holdco and the majority of its subsidiaries are not subject to income tax. However, certain of these subsidiaries are corporations and are subject to income tax. All of the taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members: Charter, Charter Investment, Inc. and Vulcan Cable III, Inc. Charter is responsible for its share of taxable income or loss of Charter Holdco allocated to it in accordance with the Charter Holdco limited liability company agreement (“LLC Agreement”) and partnership tax rules and regulations.

The LLC Agreement provides for certain special allocations of net tax profits and net tax losses (such net tax profits and net tax losses being determined under the applicable federal income tax rules for determining capital accounts). Pursuant to the LLC Agreement, through the end of 2003, net tax losses of Charter Holdco that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common units were allocated instead to membership units held by Vulcan Cable III, Inc. and Charter Investment, Inc. (the “Special Loss Allocations”) to the extent of their respective capital account balances. After 2003, pursuant to the LLC Agreement, net tax losses of Charter Holdco are to be allocated to Charter, Vulcan Cable III, Inc. and Charter Investment, Inc. based generally on their respective percentage ownership of outstanding common units to the extent of their respective capital account balances. The LLC Agreement further provides that, beginning at the time Charter Holdco generates net tax profits, the net tax profits that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common membership units will instead generally be allocated to Vulcan Cable III, Inc. and Charter Investment, Inc. (the “Special Profit Allocations”). The Special Profit Allocations to Vulcan Cable III, Inc. and Charter Investment, Inc. will generally continue until the cumulative amount of the Special Profit Allocations offsets the cumulative amount of the Special Loss Allocations. The amount and timing of the Special Profit Allocations are subject to the potential application of, and interaction with, the

Curative Allocation Provisions described in the following paragraph. The LLC Agreement generally provides that any additional net tax profits are to be allocated among the members of Charter Holdco based generally on their respective percentage ownership of Charter Holdco common membership units.

Because the respective capital account balance of each of Vulcan Cable III, Inc. and Charter Investment, Inc. was reduced to zero by December 31, 2002, certain net tax losses of Charter Holdco that were to be allocated for 2002, 2003 (subject to resolution of the issue described in “Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter and Its Subsidiaries — Equity Put Rights — CC VIII”) and possibly later years to Vulcan Cable III, Inc. and Charter Investment, Inc. will instead be allocated to Charter (the “Regulatory Allocations”). The LLC Agreement further provides that, to the extent possible, the effect of the Regulatory Allocations is to be offset over time pursuant to certain curative allocation provisions (the “Curative Allocation Provisions”) so that, after certain offsetting adjustments are made, each member’s capital account balance is equal to the capital account balance such member would have had if the Regulatory Allocations had not been part of the LLC Agreement. The cumulative amount of the actual tax losses allocated to Charter as a result of the Regulatory Allocations through the year ended December 31, 2003 is approximately $2.0 billion to $2.6 billion pending the resolution of the issue described in “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter and Its Subsidiaries — Equity Put Rights — CC VIII.”

As a result of the Special Loss Allocations and the Regulatory Allocations referred to above, the cumulative amount of losses of Charter Holdco allocated to Vulcan Cable III, Inc. and Charter Investment, Inc. is in excess of the amount that would have been allocated to such entities if the losses of Charter Holdco had been allocated among its members in proportion to their respective percentage ownership of Charter Holdco common membership units. The cumulative amount of such excess losses was approximately $3.1 billion through December 31, 2002 and $2.0 billion to $2.5 billion through December 31, 2003, depending upon the resolution of the issue described in “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter and Its Subsidiaries — Equity Put Rights — CC VIII.”

In certain situations, the Special Loss Allocations, Special Profit Allocations, Regulatory Allocations and Curative Allocation Provisions described above could result in Charter paying taxes in an amount that is more or less than if Charter Holdco had allocated net tax profits and net tax losses among its members based generally on the number of common membership units owned by such members. This could occur due to differences in (i) the character of the allocated income (e.g., ordinary versus capital), (ii) the allocated amount and timing of tax depreciation and tax amortization expense due to the application of section 704(c) under the Internal Revenue Code, (iii) the potential interaction between the Special Profit Allocations and the Curative Allocation Provisions, (iv) the amount and timing of alternative minimum taxes paid by Charter, if any, (v) the apportionment of the allocated income or loss among the states in which Charter Holdco does business, and (vi) future federal and state tax laws. Further, in the event of new capital contributions to Charter Holdco, it is possible that the tax effects of the Special Profit Allocations, Special Loss Allocations, Regulatory Allocations and Curative Allocation Provisions will change significantly pursuant to the provisions of the income tax regulations. Such change could defer the actual tax benefits to be derived by Charter with respect to the net tax losses allocated to it or accelerate the actual taxable income to Charter with respect to the net tax profits allocated to it. As a result, it is possible under certain circumstances, that Charter could receive future allocations of taxable income in excess of its currently allocated tax deductions and available tax loss carryforwards.

In addition, under their exchange agreement with Charter, Vulcan Cable III, Inc. and Charter Investment, Inc. may exchange some or all of their membership units in Charter Holdco for Charter’s Class B common stock, be merged with Charter, or be acquired by Charter in a non-taxable reorganization. If such an exchange were to take place prior to the date that the Special Profit Allocation provisions had fully offset the Special Loss Allocations, Vulcan Cable III, Inc. and Charter Investment, Inc. could elect to cause Charter Holdco to make the remaining Special Profit Allocations to Vulcan Cable III, Inc. and Charter Investment, Inc. immediately prior to the consummation of the exchange. In the event Vulcan Cable III, Inc. and Charter Investment, Inc. choose not to make such election or to the extent such allocations are not possible, Charter would then be allocated tax profits attributable to the membership units received in such exchange pursuant to the Special Profit Allocation provisions. Mr. Allen has generally agreed to reimburse Charter for any incremental income taxes that Charter would owe as a result of such an exchange and any resulting future Special Profit Allocations to Charter.

As of December 31, 2003 and 2002, we have recorded net deferred income tax liabilities of $417 million and $519 million, respectively. Additionally, as of December 31, 2003 and 2002, we have deferred tax assets of $1.7 billion and $1.5 billion, respectively, which primarily relate to financial and tax losses allocated to Charter from Charter

Holdco. We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Given the uncertainty surrounding our ability to utilize our deferred tax assets, these items have been offset with a corresponding valuation allowance of $1.3 billion and $1.4 billion at December 31, 2003 and 2002, respectively.

We are currently under examination by the Internal Revenue Service for the tax years ending December 31, 1999 and 2000. Management does not expect the results of this examination to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants.

Litigation. As described in “Item 3. Legal Proceedings,” numerous allegations have been made against us. These legal contingencies have a high degree of uncertainty. No reserves have been established for these matters because we are unable to predict the outcome. When a contingency becomes estimable and probable, a reserve is established. We have established reserves for certain other matters. If any of the litigation matters described in “Item 3. Legal Proceedings” is resolved unfavorably, such resolution could have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions, except per share and share data):

	Year Ended December 31,
	2003		2002		2001
Revenues	$4,819	100%	$4,566	100%	$3,807	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	1,952	40%	1,807	40%	1,486	39%
Selling, general and administrative	940	19%	963	21%	826	22%
Depreciation and amortization	1,479	31%	1,439	31%	2,693	71%
Impairment of franchises	—	—	4,638	102%	—	—
Gain on sale of system	(21)	—	—	—	—	—
Option compensation expense (income), net	4	—	5	—	(5)	—
Special charges, net	21	—	36	1%	18	—
Unfavorable contracts and other settlements	(72)	(1)%	—	—	—	—

	4,303	89%	8,888	195%	5,018	132%

Income (loss) from operations	516	11%	(4,322)	(95)%	(1,211)	(32)%
Interest expense, net	(1,557)		(1,503)		(1,310)
Gain (loss) on derivative instruments and hedging activities, net	65		(115)		(50)
Gain on debt exchange, net	267		—		—
Loss on equity investments	(3)		(3)		(54)
Other, net	(13)		(1)		(5)

Loss before minority interest, income taxes and cumulative effect of accounting change	(725)		(5,944)		(2,630)
Minority interest	377		3,176		1,461

Loss before income taxes and cumulative effect of accounting change	(348)		(2,768)		(1,169)
Income tax benefit	110		460		12

Loss before cumulative effect of accounting change	(238)		(2,308)		(1,157)
Cumulative effect of accounting change, net of tax	—		(206)		(10)

Net loss	(238)		(2,514)		(1,167)
Dividends on preferred stock - redeemable	(4)		(3)		(1)

Net loss applicable to common stock	$(242)		$(2,517)		$(1,168)

Loss per common share, basic and diluted	$(0.82)		$(8.55)		$(4.33)

Weighted average common shares outstanding	294,597,519		294,440,261		269,594,386

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Revenues increased by $253 million, or 6%, from $4.6 billion for the year ended December 31, 2002 to $4.8 billion for the year ended December 31, 2003. This increase is principally the result of an increase of 427,500 high-speed data customers, as well as price increases for video and high-speed data services, and is offset partially by a decrease of 147,500 and 10,900 in analog and digital video customers, respectively. Included within the decrease of analog and digital video customers and reducing the increase of high-speed data customers are 25,500 analog video customers, 12,500 digital video customers and 12,200 high-speed data customers sold in the Port Orchard, Washington sale on October 1, 2003. Our goal is to increase revenues by mitigating our past analog video customer losses, implementing limited price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and advanced products and services such as digital video recorders, high definition television, VOD and telephony using VOIP to our existing customer base and commercial customers.

Average monthly revenue per analog video customer increased from $56.91 for the year ended December 31, 2002 to $61.92 for the year ended December 31, 2003. Average monthly revenue per analog video customer represents total annual revenue, divided by twelve, divided by the average number of analog video customers.

Revenues by service offering are as follows (dollars in millions):

	Year Ended December 31,
	2003		2002		2003 over 2002
		% of		% of
	Revenues	Revenues	Revenues	Revenues	Change	% Change
Video	$3,461	72%	$3,420	75%	$41	1%
High-speed data	556	12%	337	7%	219	65%
Advertising sales	263	5%	302	7%	(39)	(13)%
Commercial	204	4%	161	3%	43	27%
Other	335	7%	346	8%	(11)	(3)%

	$4,819	100%	$4,566	100%	$253	6%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by $41 million, or 1%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase was primarily due to price increases partially offset by a decline in analog and digital video customers.

Revenues from high-speed data services provided to our non-commercial customers increased $219 million, or 65%, from $337 million for the year ended December 31, 2002 to $556 million for the year ended December 31, 2003. Approximately 93% of the increase related to the increase in the average number of customers, whereas approximately 7% related to the increase in average price of the service. The increase was primarily due to the addition of high-speed data customers within our existing service areas. We were also able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased from 82% as of December 31, 2002 to 87% as of December 31, 2003 as a result of our system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales decreased $39 million, or 13%, from $302 million for the year ended December 31, 2002, to $263 million for the year ended December 31, 2003 primarily as a result of a decrease in advertising from vendors offset partially by an increase in local advertising sales revenues. For the years ended December 31, 2003 and 2002, we received $15 million and $79 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from video and high-speed data services to our commercial customers. Commercial revenues increased $43 million, or 27%, from $161 million for the year ended December 31, 2002, to $204 million for the year ended December 31, 2003, primarily due to an increase in commercial high-speed data revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the year ended December 31, 2003 and 2002, franchise fees represented approximately 48% and 46%, respectively, of total other revenues. Other revenues decreased $11 million, or 3%, from $346 million for the year ended December 31, 2002 to $335 million for the year ended December 31, 2003. The decrease was due primarily to a decrease in franchise fees after an FCC ruling in March 2002, no longer requiring the collection of franchise fees for high-speed data services. Franchise fee revenues are collected from customers and remitted to franchise authorities.

The decrease in accounts receivable of 27% compared to the increase in revenues of 6% is primarily due to the timing of collection of receivables from programmers for fees associated with the launching of their networks coupled with our tightened credit and collections policy. These fees from programmers are not recorded as revenue but, rather, are recorded as reductions of programming expense on a straight-line basis over the term of the contract. Programmer receivables decreased $40 million, or 57%, from $70 million as of December 31, 2002 to $30 million as of December 31, 2003.

Operating expenses. Operating expenses increased $145 million, or 8%, from $1.8 billion for the year ended December 31, 2002 to $2.0 billion for the year ended December 31, 2003. Programming costs included in the accompanying consolidated statements of operations were $1.2 billion and $1.2 billion, representing 64% and 65% of total operating expenses for the years ended December 31, 2003 and 2002, respectively. Key expense components as a percentage of revenues are as follows (dollars in millions):

	Year Ended December 31,
	2003		2002		2003 over 2002
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change
Programming	$1,249	26%	$1,166	26%	$83	7%
Advertising sales	88	2%	87	2%	1	1%
Service	615	12%	554	12%	61	11%

	$1,952	40%	$1,807	40%	$145	8%

Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. The increase in programming costs of $83 million, or 7%, was due to price increases, particularly in sports programming, and due to an increased number of channels carried on our systems, partially offset by decreases in analog and digital video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels against programming costs of $62 million and $57 million for the year ended December 31, 2003 and 2002, respectively.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases, and we expect them to continue to increase due to a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase cable programming and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased incremental high-speed data revenues, advertising revenues and commercial services revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries and benefits and commissions. Advertising sales expenses increased $1 million, or 1%, primarily due to increased sales commissions, taxes and benefits. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $61 million, or 11%, resulted primarily from additional activity associated with ongoing infrastructure maintenance and customer service, including activities associated with our promotional program.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $23 million, or 2%, from $963 million for the year ended December 31, 2002 to $940 million for the year ended December 31, 2003. Key components of expense as a percentage of revenues are as follows (dollars in millions):

	Year Ended December 31,
	2003		2002		2003 over 2002
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change
General and administrative	$833	17%	$810	18%	$23	3%
Marketing	107	2%	153	3%	(46)	(30)%

	$940	19%	$963	21%	$(23)	(2)%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $23 million, or 3%, resulted primarily from increases in salaries and benefits of $4 million, call center costs of $25 million and internal network costs of $16 million. These increases were partially offset by a decrease in bad debt and collection expense of $27 million as we continue to realize benefits from our strengthened credit policies.

Marketing expenses decreased $46 million, or 30%, due to reduced promotional activity related to our service offerings including reductions in advertising, telemarketing and direct sales activities. However, we expect marketing expenses to increase in 2004.

Depreciation and amortization. Depreciation and amortization expense increased by $40 million, or 3%, from $1.4 billion in 2002 to $1.5 billion in 2003 due primarily to an increase in depreciation expense related to additional capital expenditures in 2003 and 2002.

Impairment of franchises. We performed our annual impairment assessments on October 1, 2002 and 2003 using an independent third-party appraiser. Revised estimates of future cash flows and the use of a lower projected long-term growth rate in our valuation led to a $4.6 billion impairment charge in the fourth quarter of 2002. Our 2003 assessment performed on October 1, 2003 did not result in an impairment. We do not expect to incur impairment charges of comparable magnitude to the 2002 charge in the future.

Gain on sale of system. Gain on sale of system of $21 million for the year ended December 31, 2003 represents the gain recognized on the sale of cable systems in Port Orchard, Washington which closed on October 1, 2003.

Option compensation expense (income), net. Option compensation expense decreased by $1 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Option compensation expense includes expense related to exercise prices on certain options that were issued prior to our initial public offering in 1999 that were less than the estimated fair values of our common stock at the time of grant. Compensation expense is being recognized over the vesting period of such options and will continue to be recorded until the last vesting period lapses in April 2004. On January 1, 2003, we adopted SFAS No. 123, Accounting for Stock-Based Compensation, using the prospective method under which we will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date.

Special charges, net. Special charges of $21 million for the year ended December 31, 2003 represent approximately $26 million of severance and related costs of our ongoing initiative to reduce our workforce partially offset by a $5 million credit from a settlement from the Internet service provider Excite@Home related to the conversion of about 145,000 high-speed data customers to our Charter Pipeline service in 2001. In the fourth quarter of 2002, we recorded a special charge of $35 million, of which $31 million is associated with our workforce reduction program. The remaining $4 million is related to legal and other costs associated with our shareholder lawsuits and governmental investigations. We expect to continue to record additional special charges in 2004 related to the reorganization of our operations and costs of litigation.

Unfavorable contracts and other settlements. Unfavorable contracts and other settlements of $72 million for the year ended December 31, 2003 represents the settlement of estimated liabilities recorded in connection with prior business combinations. The majority of this benefit (approximately $52 million) is due to the renegotiation in 2003 of a major programming contract, for which a liability had been recorded for the above market portion of that agreement in conjunction with the Falcon acquisition in 1999 and the Bresnan acquisition in 2000. The remaining benefit relates to the reversal of previously recorded liabilities, which, based on an evaluation of current facts and circumstances, are no longer required.

Interest expense, net. Net interest expense increased by $54 million, or 4%, from $1.5 billion for the year ended December 31, 2002 to $1.6 billion for the year ended December 31, 2003. The increase in net interest expense was a result of increased average debt outstanding in 2003 of $18.9 billion compared to $17.8 billion in 2002, partially offset by a decrease in our average borrowing rate from 8.02% in 2002 to 7.99% in 2003. The increased debt was primarily used for capital expenditures.

Gain (loss) on derivative instruments and hedging activities, net. Net gain on derivative instruments and hedging activities increased $180 million from a loss of $115 million for the year ended December 31, 2002 to a gain of $65 million for the year ended December 31, 2003. The increase is primarily due to an increase in gains on interest rate agreements, which do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which increased from a loss of $101 million for the year ended December 31, 2002 to a gain of $57 million for the year ended December 31, 2003.

Gain on debt exchange, net. Net gain on debt exchange of $267 million for the year ended December 31, 2003 represents the gain realized on the purchase, in a non-monetary transaction, of a total of $609 million principal amount of our outstanding convertible senior notes and $1.3 billion principal amount of Charter Holdings’ senior notes and senior discount notes in consideration for a total of $1.6 billion principal amount of 10.25% notes due 2010 issued by our indirect subsidiary, CCH II. The gain is net of the write-off of deferred financing costs associated with the retired debt of $27 million.

Loss on equity investments. Loss on equity investments remained constant at $3 million for the years ended December 31, 2003 and 2002. Loss on equity investments is primarily due to losses on investments carried under the equity method of accounting offset by realized gains on marketable securities.

Other expense, net. Other expense increased by $12 million from $1 million in 2002 to $13 million in 2003. This increase is primarily due to increases in costs associated with amending a revolving credit facility of our subsidiaries and costs associated with terminated debt transactions.

Minority interest. Minority interest represents the allocation of losses to the minority interest based on ownership of Charter Holdco, the 10% dividend on preferred membership units in our indirect subsidiary, Charter Helicon, LLC and the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, LLC, and since June 6, 2003, the pro rata share of the profits of CC VIII, LLC. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII.” Additionally, reported losses allocated to minority interest on the statement of operations will be limited to the extent of any remaining minority interest on the balance sheet related to Charter Holdco. Accordingly, commencing in 2004, Charter expects to absorb all, or substantially all, future losses before income taxes because minority interest in Charter Holdco was substantially eliminated at December 31, 2003. For the year ended December 31, 2003, 53.5% of our losses before income taxes were classified as minority interest.

Income Tax Benefit. Income tax benefit of $110 million and $460 million was recognized for the years ended December 31, 2003 and 2002, respectively. The income tax benefit was realized through decreases in certain deferred tax liabilities related to our investment in Charter Holdco, as well as to the change in the deferred tax liabilities of certain of our indirect corporate subsidiaries. In 2003, Charter received tax loss allocations from Charter Holdco. Previously, the tax losses had been allocated to Vulcan Cable III, Inc. and Charter Investment, Inc. in accordance with the Special Loss Allocations provided under the Charter Holdco limited liability company agreement. We do not expect to recognize a similar benefit related to our investment in Charter Holdco after 2003 due to limitations on our ability to offset future tax benefits against the remaining deferred tax liabilities. However, the actual tax provision calculation in future periods will be the result of current and future temporary differences, as well as future operating results.

Cumulative effect of accounting change, net of tax. Cumulative effect of accounting change in 2002 represents the impairment charge recorded as a result of adopting SFAS No. 142.

Net loss. Net loss decreased by $2.3 billion, or 91%, from $2.5 billion in 2002 to $238 million in 2003 as a result of the factors described above. The impact of the gain on sale of system, unfavorable contracts and settlements and gain on debt exchange, net of minority interest and income tax impacts, was to decrease net loss by $168 million in 2003. The impact of the impairment of franchises and the cumulative effect of accounting change, net of minority interest and income tax impacts, was to increase net loss by $1.6 billion in 2002.

Preferred stock dividends. On August 31, 2001, Charter issued 505,664 shares (and on February 28, 2003 issued an additional 39,595 shares) of Series A Convertible Redeemable Preferred Stock in connection with the Cable USA acquisition in August 2001, on which it pays a quarterly cumulative cash dividends at an annual rate of 5.75% on a liquidation preference of $100 per share.

Loss per common share. The loss per common share decreased by $7.73, from $8.55 per common share for the year ended December 31, 2002 to $0.82 per common share for the year ended December 31, 2003 as a result of the factors described above.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Revenues increased by $759 million, or 20%, from $3.8 billion in 2001 to $4.6 billion in 2002. This increase is principally the result of an increase of 538,000 and 585,200 in the number of digital video and high-speed data customers, respectively, as well as price increases, and is offset by a decrease of 357,400 in analog video customers. Average monthly revenue per analog video customer increased from $45.68 in 2001 to $56.91 in 2002. Average monthly revenue per analog video customer represents total annual revenue, divided by twelve, divided by the average number of analog video customers.

Revenues by service offering are as follows (dollars in millions):

	Year Ended December 31,
	2002		2001		2002 over 2001
		% of		% of
	Revenues	Revenues	Revenues	Revenues	Change	% Change
Video	$3,420	75%	$2,971	78%	$449	15%
High-speed data	337	7%	148	4%	189	128%
Advertising sales	302	7%	197	5%	105	53%
Commercial	161	3%	123	3%	38	31%
Other	346	8%	368	10%	(22)	(6)%

	$4,566	100%	$3,807	100%	$759	20%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by $449 million, or 15%, to $3.4 billion in 2002 compared to $3.0 billion in 2001. The increase was due to a full year of revenue from the AT&T Broadband systems acquired in June 2001, general price increases and the addition of approximately 538,000 digital video customers partially offset by a reduction of approximately 357,400 analog video customers. Overall, the net increase in the average number of customers resulted in approximately 7% of the increase in video revenue, whereas approximately 93% resulted from the increase in average price of our video products.

Revenues from high-speed data services provided to our non-commercial customers increased $189 million, or 128%, from $148 million for the year ended December 31, 2001 to $337 million for the year ended December 31, 2002. Approximately 73% of the increase related to the increase in the average number of customers, whereas approximately 27% related to the increase in average price of the service. The increase was primarily due to the addition of 585,200 high-speed data customers. Between 2001 and 2002, we were able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased from 66% to 82% as a result of our ongoing system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $105 million, or 53%, from $197 million in 2001 to $302 million in 2002. The increase was due to an increase of $53 million, from $13 million in 2001 to $66 million in 2002, in advertising contracts with programmers, $40 million of additional sales primarily due to the increased advertising capacity as a result of an increased number of channels carried by our systems and $14 million related to the acquisition of AT&T Broadband systems in June 2001. For the years ended December 31, 2002 and 2001, we received $13 million and $14 million, respectively, in advertising revenues from our two largest suppliers of digital set-top terminals representing 0.3% and 0.4% of total revenues, respectively. Revenues from advertising provided to vendors and programmers are recognized based upon the fair value of advertising. Vendor advertising purchases are made pursuant to written agreements that are generally consistent with other third-party commercial advertising agreements and at prices that we believe approximate fair value. In some cases we purchased equipment from the vendors at the same time.

Commercial revenues consist primarily of revenues from video and high-speed data services to our commercial customers. Commercial revenues increased $38 million, or 31%, from $123 million for the year ended December 31, 2001, to $161 million for the year ended December 31, 2002, primarily due to an increase in commercial high-speed data revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the years ended December 31, 2002 and 2001, franchise fees represented approximately 46% and 39%, respectively, of total other revenues. Other revenues decreased $22 million, or 6%, from $368 million for the year ended December 31, 2001 to $346 million for the year ended December 31, 2002. The decrease was due to decreases in late payment fees charged to customers and other miscellaneous revenues. Franchise fee revenues are collected from customers and remitted to franchise authorities.

The decrease in accounts receivable of 11% compared to the increase in revenues of 20% is primarily due to the timing of collection of receivables from programmers for fees associated with the launching of their networks, coupled with our tightened credit and collections policy. These fees from programmers are not recorded as revenue but, rather, are recorded as reductions of programming expense on a straight-line basis over the term of the contract. Programmer receivables decreased $27 million, or 28%, from $97 million as of December 31, 2001 to $70 million as of December 31, 2002.

Operating expenses. Operating expenses increased $321 million, or 22%, from $1.5 billion in 2001 to $1.8 billion in 2002. Programming costs included in the accompanying consolidated statements of operations were $1.2 billion and $963 million, representing 65% of total operating expenses for the years ended December 31, 2002 and 2001, respectively. Key expense components as a percentage of revenues are as follows (dollars in millions):

	Year Ended December 31,
	2002		2001		2002 over 2001
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
Programming	$1,166	26%	$963	25%	$203	21%
Advertising sales	87	2%	64	2%	23	36%
Service	554	12%	459	12%	95	21%

	$1,807	40%	$1,486	39%	$321	22%

Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. The increase in programming costs of $203 million, or 21%, was primarily due to price increases, particularly in sports programming, an increased number of channels carried on our systems and an increase in digital video customers. In addition, approximately $51 million of the increase results from a full year of costs related to the acquisition of AT&T Broadband systems in June 2001. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels against programming costs of $57 million and $35 million for the years ended December 31, 2002 and 2001, respectively.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries and benefits and commissions. Advertising sales expenses increased $23 million, or 36%, primarily due to increased sales commissions resulting from the increase in advertising revenues. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $95 million, or 21%, resulted primarily from our growth in digital video and high-speed data services.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $137 million, or 17%, from $826 million for the year ended December 31, 2001 to $963 million for the year ended December 31, 2002. Key components of expense as a percentage of revenues are as follows (dollars in millions):

	Year Ended December 31,
	2002		2001		2002 over 2001
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change
General and administrative	$810	18%	$689	18%	$121	18%
Marketing	153	3%	137	4%	16	12%

	$963	21%	$826	22%	$137	17%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $121 million, or 18%, resulted primarily from increases in salaries and benefits of $66 million, bad debt and collection expense of $24 million and insurance of $13 million. The increase in bad debt expense resulted primarily from continuing effects of our aggressive discounting of our analog video service during late 2000 and most of 2001 in an effort to grow our customer base and respond to price competition from satellite providers. This practice led to an increase in customers during the discounted period whose service was subsequently disconnected for non-payment or who subsequently cancelled their service without payment for services provided. We also lengthened the period during which we extended credit to customers, which increased exposure to customers whose accounts were subject to cancellation and increased bad debt expense. These increases were partially offset by a decrease in billing expenses of $12 million as a result of renegotiated contracts with third-party billing providers.

Marketing expenses increased $16 million, or 12%, due to increased costs associated with promotions of our service offerings including advertising, telemarketing and direct sales.

Depreciation and amortization. Depreciation and amortization expense decreased by $1.3 billion, or 47%, from $2.7 billion in 2001 to $1.4 billion in 2002. This decrease was due primarily to the adoption on January 1, 2002 of SFAS No. 142, which requires that franchise intangible assets that meet the indefinite life criteria of SFAS No. 142 no longer be amortized against earnings but instead be tested for impairment on an annual basis. As a result of this change, total amortization of franchise assets decreased from $1.5 billion in 2001 to $9 million in 2002. The decrease was partially offset by the increase in depreciation expense related to additional capital expenditures in 2002.

Impairment of franchises. We performed our annual impairment assessment on October 1, 2002 using an independent third-party appraiser. Revised estimates of future cash flows and the use of a lower projected long-term growth rate in our valuation led to a $4.6 billion impairment charge in the fourth quarter of 2002. We do not expect to incur impairment charges of comparable magnitude in the future.

Option compensation expense (income), net. Option compensation expense increased by $10 million from $5 million of net benefit in 2001 to $5 million of expense in 2002. The net benefit in 2001 was primarily the result of the reversal of $22 million of expense previously recorded in connection with approximately 7 million options for which the rights were waived by our former President and Chief Executive Officer as part of his September 2001 separation agreement. Option compensation expense was recorded in 2002 because exercise prices on certain options issued prior to our initial public offering in 1999 were less than the estimated fair values of our common stock at the time of grant. Compensation expense is being recognized over the vesting period of such options, which ends in April 2004. On January 1, 2003, we adopted SFAS No. 123 using the prospective method under which we recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. For more information, see Note 19 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Special charges, net. In the fourth quarter of 2002, we recorded a special charge of $35 million, of which $31 million is associated with our workforce reduction program. The remaining $4 million is related to legal and other costs associated with our shareholder lawsuits and governmental investigations. Special charges of $18 million in 2001 represent charges associated with the transition of approximately 145,000 data customers from the Excite@Home Internet service to our Charter Pipeline service, as well as employee severance costs.

Interest expense, net. Net interest expense increased by $193 million, or 15%, from $1.3 billion in 2001 to $1.5 billion in 2002. The increase in net interest expense was a result of increased average debt outstanding in 2002 of $17.8 billion compared to $15.7 billion in 2001, partially offset by a decrease in our average borrowing rate from 8.40% in 2001 to 8.02% in 2002. The increased debt was used for capital expenditures.

Gain (loss) on derivative instruments and hedging activities, net. Loss on derivative instruments and hedging activities increased $65 million from $50 million for the year ended December 31, 2001 to $115 million for the year ended December 31, 2002. The increase is primarily due to an increase in losses on interest rate agreements, which do not qualify for hedge accounting under SFAS No. 133, which increased from $48 million for the year ended December 31, 2001 to $101 million for the year ended December 31, 2002.

Loss on equity investments. Loss on equity investments decreased by $51 million, or 94%, from $54 million for the year ended December 31, 2001 to $3 million for the year ended December 31, 2002. This decrease is primarily due to a decrease of $38 million in our investment in High Speed Access, a related party until our acquisition of certain of its assets by Charter, as described more fully in “Item 13. Certain Relationships and Related Transactions.”

Minority interest. Minority interest increased by $1.7 billion, from $1.5 billion in 2001 to $3.2 billion in 2002. Minority interest represents the allocation of losses to the minority interest based on ownership of Charter Holdco, the 10% dividend on preferred membership units in our indirect subsidiary, Charter Helicon, LLC, and the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, LLC issued to certain sellers of the Bresnan systems acquired by CC VIII systems in February 2000. The increase is a result of an increase in loss before minority interest. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII.”

Income tax benefit. Income tax benefit of $460 million and $12 million were recognized for the years ended December 31, 2002 and 2001, respectively. The income tax benefits are realized through reductions in deferred tax liabilities related to our investment in Charter Holdco, as well as the change in the deferred tax liabilities of certain of our indirect corporate subsidiaries.

Cumulative effect of accounting change, net of tax. Cumulative effect of accounting change in 2002 represents the impairment charge recorded as a result of adopting SFAS No. 142. Cumulative effect of accounting change in 2001 represents losses incurred upon adoption of SFAS No. 133.

Net loss. Net loss increased by $1.3 billion, or 115%, from $1.2 billion in 2001 to $2.5 billion in 2002 as a result of the combination of factors described above. The impact of the impairment of franchises and the cumulative effect of accounting change, net of minority interest and income tax impacts, was to increase net loss by $1.6 billion in 2002. This was offset somewhat by the decrease in amortization expense, net of minority interest and income tax impacts, in 2002 verses 2001 of $645 million as a result of the adoption of SFAS No. 142 on January 1, 2002.

Preferred stock dividends. On August 31, 2001, Charter issued 505,664 shares (and on February 28, 2003 issued an additional 39,595 shares) of Series A Convertible Redeemable Preferred Stock in connection with the Cable USA acquisition in August 2001, on which it pays a quarterly cumulative cash dividends at an annual rate of 5.75% on a liquidation preference of $100 per share.

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

Overview

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities and capital requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiaries, issuances of debt securities by us and our subsidiaries and our issuances of equity securities. The mix of funding sources changes from period to period, but for the year ended December 31, 2003, approximately 80% of our funding requirements were from cash flows from operating activities and 20% was from cash on hand. In 2003, net cash flows used in financing activities were $142 million, reflecting a net repayment of debt. We expect that our mix of sources of funds will continue to change in the future based on our overall needs relative to our cash flow and on the availability under the credit facilities of our subsidiaries, our access to the debt and equity markets and our ability to generate cash flows from operating activities.

We have a significant level of debt. In 2004, $188 million of our debt matures, and in 2005 and 2006, an additional $1.0 billion and $1.2 billion matures, respectively. In subsequent years, substantial additional amounts will become due under our remaining obligations. As the principal amounts owing under our various debt obligations become due, sustaining our liquidity will likely depend upon our ability to access additional sources of capital over time. A default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which would have a material adverse effect on our consolidated financial condition or results of operations.

As part of our plan to sell certain non-strategic assets, on October 1, 2003, we completed the sale of our Port Orchard, Washington system for approximately $91 million, subject to adjustments. Additionally, on March 1, 2004, Charter Holdings and several of its subsidiaries closed the sale of cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia. We anticipate that an additional closing for a cable system in New York will occur during the first quarter of 2004. After giving effect to the sale of the New York system, net proceeds will be approximately $735 million, subject to post-closing adjustments. We will use these proceeds to repay bank debt.

In September 2003, CCH II, Charter and Charter Holdings purchased, in a non-monetary transaction, a total of approximately $609 million principal amount of Charter’s convertible senior notes and approximately $1.3 billion principal amount of the senior notes and senior discount notes issued by Charter Holdings from institutional investors in a small number of privately negotiated transactions. As consideration for these securities, CCH II issued approximately $1.6 billion principal amount of 10.25% senior notes due 2010, achieving approximately $294 million of debt discount. The transactions were effected through a distribution of equity by CCH II to Charter and Charter Holdings. CCH II also issued an additional $30 million principal amount of 10.25% senior notes for cash and used the proceeds for transaction costs and for general corporate purposes. As a result of the transaction, a $267 million gain was recorded and maturities were extended for a majority of the debt exchanged. Also, in November 2003, CCO Holdings sold $500 million total principal amount of 83/4% senior notes due 2013, the proceeds of which were used to repay (but not to reduce permanently) amounts outstanding under our subsidiaries’ bank credit facilities.

We are currently in compliance with the covenants under the credit facilities of our subsidiaries and our indentures and those of our subsidiaries, and we expect to remain in compliance with those covenants throughout 2004. If our actual operating results do not result in compliance with these covenants, or if other events of noncompliance occur, funding under the credit facilities may not be available and defaults on some or potentially all debt obligations could occur. However, we expect that our cash on hand, cash flows from operating activities, proceeds from the completion of the sale of certain non-strategic assets in the first quarter of 2004 and the amounts available under our subsidiaries’ credit facilities should be sufficient to satisfy our liquidity needs through 2004. As of December 31, 2003, we held $127 million in cash and cash equivalents and we had total potential unused availability of $1.7 billion under the credit facilities of our subsidiaries, although the actual unused availability at year-end was $828 million because of limits imposed under covenant restrictions. However, cash flows from operating activities and amounts available under credit facilities may not be sufficient to permit us to satisfy our principal repayment obligations scheduled to come due in 2005 and thereafter. Our significant amount of debt may negatively affect our ability to access additional capital in the future. In addition, the maximum allowable leverage ratios under our credit facilities will decline over time and the total potential borrowing available under our subsidiaries’ current credit facilities (subject to covenant restrictions and limitations) will decrease from approximately $9.0 billion as of the end of 2003 to approximately $8.7 billion and approximately $7.7 billion by the end of 2004 and 2005, respectively. Continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities, including covenants tied to our operating performance. If there is an event of default under our subsidiaries’ credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.

Although Mr. Allen and his affiliates have purchased equity from us and our subsidiaries in the past, Mr. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to us or to our subsidiaries in the future.

In addition, because of our corporate structure, we may have less access to capital than certain of our operating subsidiaries. Therefore our ability to repay any of our existing convertible senior notes is subject to additional uncertainties. Charter is a holding company and its principal assets are its interest in Charter Holdco and the mirror notes payable by Charter Holdco to Charter, which have the same principal amount and terms as those of Charter’s existing convertible senior notes. As a result, if Charter is not able to obtain additional financing, its ability to make interest payments on its existing convertible senior notes, and, in 2005 and 2006, to repay the outstanding principal of its existing convertible senior notes as they mature, will depend on the receipt of payments or distributions from Charter Holdco or its subsidiaries.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions up to its formulaic capacity to Charter Holdco for payment of interest on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under the indentures and other specified tests are met. However, in the event that Charter Holdings could not incur any additional debt under the 8.75 to 1.0 leverage ratio, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to its formulaic capacity, if there is no default under the indentures. There were no defaults under the Charter Holdings indentures and other specified tests were met for the quarter ended December 31, 2003. However, Charter Holdings did not meet the leverage ratio test at December 31, 2003, and as a result, distributions from Charter Holdings to us will be restricted until that test is met. Our ability to make payments on our convertible senior notes is dependent on Charter Holdco’s liquidity or on the ability for it to obtain distributions from Charter Holdings and our other subsidiaries making distributions, loans, or payments to Charter Holdco, and on Charter Holdco paying or distributing such funds to us. As of December 31, 2003, Charter Holdco had $41 million in cash on hand and is owed $37 million in intercompany loans, which are available to Charter Holdco to service interest on the convertible senior notes. Accordingly, our ability to make interest payments, or principal payments at maturity in 2005 and 2006, with respect to our currently outstanding convertible senior notes is contingent upon us obtaining additional financing or receiving distributions or other payments from our subsidiaries.

No assurances can be given that we will not experience liquidity problems because of adverse market conditions or other unfavorable events or if we do not obtain sufficient additional financing on a timely basis. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through existing credit facilities or in traditional debt or equity financings, we would consider:

•	requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions;

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

•	selling assets;

•	issuing debt securities which may have structural or other priorities over our existing notes; or

•	issuing equity that would be dilutive to existing shareholders.

If the above strategies are not successful, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution and our noteholders might not receive all principal and interest payments to which they are contractually entitled.

Summary of Outstanding Contractual Obligations

The following table summarizes our payment obligations as of December 31, 2003 under our long-term debt and certain other contractual obligations and commitments (dollars in millions).

	Payments by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations
Long-Term Debt (1)	$19,208	$188	$2,199	$6,293	$10,528
Capital and Operating Lease Obligations (1)	80	19	29	14	18
Programming Minimum Commitments (2)	1,949	320	684	703	242
Other (3)	282	63	86	49	84

Total	$21,519	$590	$2,998	$7,059	$10,872

(1)	The tables present maturities of long-term debt outstanding as of December 31, 2003. Refer to Notes 9 and 23 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

(2)	We pay programming fees under multi-year contracts ranging from three to six years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statement of operations were $1.2 billion, $1.2 billion and $963 million for the years ended December 31, 2003, 2002 and 2001, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(3)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to our billing services vendors.

The following items are not included in the contractual obligations table due to various factors discussed below. However, we incur these costs as part of our operations:

•	We also rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2003, 2002 and 2001, was $40 million, $41 million and $33 million, respectively.

•	We pay franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. We also pay other franchise related costs, such as public education grants under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $162 million, $160 million and $144 million for the years ended December 31, 2003, 2002 and 2001, respectively.

•	We also have $153 million in letters of credit, primarily to our various worker’s compensation, property casualty and general liability carriers as collateral for reimbursement of claims. These letters of credit reduce the amount we may borrow under our credit facilities.

Historical Operating, Financing and Investing Activities

We held $127 million in cash and cash equivalents as of December 31, 2003 compared to $321 million as of December 31, 2002. The decrease in cash and cash equivalents reflects the use of cash in funding operations, capital expenditures and debt service cost.

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2003, 2002 and 2001 was $765 million, $748 million and $489 million, respectively. Operating activities provided $17 million more cash in 2003 than in 2002 primarily due to an increase in revenue over cash costs year over year partially offset by changes in operating assets and liabilities that provided $82 million less cash in 2003 than in 2002.

Operating activities provided $259 million more cash in 2002 than in 2001 primarily due to increased revenues of $759 million over 2001 and changes in operating assets and liabilities that provided $65 million more cash in 2002 than in 2001 offset in part by increases in operating expenses and cash interest expense.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2003, 2002 and 2001 was $817 million, $2.4 billion and $4.8 billion, respectively. Investing activities used $1.5 billion less cash in 2003 than in 2002 primarily as a result of reductions in capital expenditures and acquisitions. Purchases of property, plant and equipment used $1.3 billion less cash in 2003 than in 2002 as a result of reduced rebuild and upgrade activities and our efforts to reduce capital expenditures. Payments for acquisitions used $139 million less cash in 2003 than in 2002.

Investing activities used $2.4 billion less cash in 2002 than in 2001 primarily as a result of reductions in capital expenditures and acquisitions. Purchases of property, plant and equipment used $746 million less cash in 2002 than in 2001 as a result of our efforts to reduce capital expenditures. Payments for acquisitions used $1.6 billion less cash in 2002 than in 2001.

Financing Activities. Net cash used in financing activities was $142 million for the year ended December 31, 2003, whereas net cash provided by financing activities for the year ended December 31, 2002 and 2001 was $1.9 billion and $4.2 billion, respectively. Financing activities provided $2.1 billion less cash in 2003 than in 2002. The decrease in cash provided in 2003 compared to 2002 was primarily due to a decrease in borrowings of long-term debt.

Financing activities provided $2.2 billion less cash in 2002 than in 2001. The decrease in cash provided in 2002 compared to 2001 was primarily due to a decrease in borrowings of long-term debt. In addition, in 2001 we received proceeds from the issuance of Class A common stock of $1.2 billion which did not recur in 2002. These decreases in cash provided were offset partially by decreases in cash used for repayments of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements. However, we experienced a significant decline in such requirements in 2003, compared to prior years. This decline in 2003 was primarily the result of a substantial reduction in rebuild costs as our network had been largely upgraded and rebuilt in prior years, consumption of inventories, negotiated savings in contract labor and network components including digital set-top terminals and cable modems and reduced volume of installation related activities. Capitalized labor and overhead declined $161 million in 2003 compared to 2002. Capital expenditures, excluding acquisitions of cable systems, were $854 million, $2.2 billion and $2.9 billion for the years ended December 31, 2003, 2002 and 2001, respectively. The majority of the capital expenditures in 2003 related to our customer premise equipment. The majority of the capital expenditures in 2002 related to our rebuild and upgrade program and purchases of customer premise equipment. See table below for more details.

Upgrading our cable systems has enabled us to offer digital television, high-speed data services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the years ended December 31, 2003, 2002 and 2001, our liabilities related to capital expenditures decreased $33 million, $55 million and $88 million, respectively.

During 2004, we expect to spend a total of $850 million to $950 million on capital expenditures. The nature of these expenditures is expected to continue to migrate from upgrade/rebuild to customer premise equipment and scalable infrastructure. Expected capital expenditures for 2004 are consistent with our total capital expenditures for 2003 and significantly lower than 2002 levels because our rebuild and upgrade plans are largely completed, a greater portion of our work force is focused on maintenance and period related activities, our purchases of digital set-top terminals have declined and the volume of installation related activities has declined. We expect to fund capital expenditures for 2004 primarily from cash flows from operating activities and borrowings under our subsidiaries’ credit facilities.

We have adopted capital expenditure disclosure guidance, which was developed by eleven publicly traded cable system operators, including Charter, with the support of the National Cable & Telecommunications Association (“NCTA”). The new disclosure is intended to provide more consistency in the reporting of operating statistics in capital expenditures and customers among peer companies in the cable industry. These disclosure guidelines are not required disclosure under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2003 and 2002 (dollars in millions):

	For the years ended December 31,
	2003	2002
Customer premise equipment (a)	$380	$748
Scalable infrastructure (b)	67	261
Line extensions (c)	131	101
Upgrade/Rebuild (d)	132	777
Support capital (e)	144	280

Total capital expenditures (f)	$854	$2,167

(a)	Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes customer installation costs in accordance with SFAS 51 and customer premise equipment (e.g., set-top terminals and cable modems, etc.).

(b)	Scalable infrastructure includes costs, not related to customer premise equipment or our network, to secure growth of new customers, revenue units and additional bandwidth revenues or provide service enhancements (e.g., headend equipment).

(c)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).

(d)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.

(e)	Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles).

(f)	Represents all capital expenditures made in 2003 and 2002, respectively.

Description of Our Outstanding Debt

As of December 31, 2003, our total debt was approximately $18.6 billion, as summarized below (dollars in millions):

	December 31, 2003
			Semi-Annual	Start Date for
	Face	Accreted	Interest Payment	Interest Payment	Maturity
	Value	Value(a)	Dates	on Discount Notes	Date(b)
Long-Term Debt
Charter Communications, Inc.:
October and November 2000
5.750% convertible senior notes due 2005(c)	$618	$618	4/15 & 10/15		10/15/05
May 2001
4.750% convertible senior notes due 2006(c)	156	156	12/1 & 6/1		6/1/06
Charter Holdings:
March 1999
8.250% senior notes due 2007	451	450	4/1 & 10/1		4/1/07
8.625% senior notes due 2009	1,244	1,242	4/1 & 10/1		4/1/09
9.920% senior discount notes due 2011	1,108	1,082	4/1 & 10/1	10/1/04	4/1/11
January 2000
10.000% senior notes due 2009	640	640	4/1 & 10/1		4/1/09
10.250% senior notes due 2010	318	318	1/15 & 7/15		1/15/10
11.750% senior discount notes due 2010	450	400	1/15 & 7/15	7/15/05	1/15/10
January 2001
10.750% senior notes due 2009	874	873	4/1 & 10/1		10/1/09
11.125% senior notes due 2011	500	500	1/15 & 7/15		1/15/11
13.500% senior discount notes due 2011	675	517	1/15 & 7/15	7/15/06	1/15/11
May 2001
9.625% senior notes due 2009 (includes the
January 2002 additional bond issue)	640	638	5/15&11/15		11/15/09

	December 31, 2003
			Semi-Annual	Start Date for
	Face	Accreted	Interest Payment	Interest Payment	Maturity
	Value	Value(a)	Dates	on Discount Notes	Date(b)
10.000% senior notes due 2011 (includes the January 2002 additional bond issue)	710	708	5/15 & 11/15		5/15/11
11.750% senior discount notes due 2011	939	717	5/15 & 11/15	11/15/06	5/15/11
January 2002
12.125% senior discount notes due 2012	330	231	1/15 & 7/15	7/15/07	1/15/12
CCH II, LLC
10.250% senior notes due 2010	1,601	1,601	3/15 & 9/15		9/15/10
CCO Holdings, LLC
8¾% senior notes due 2013	500	500	5/15 & 11/15		11/15/13
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	114	116	4/15 & 10/15	10/15/03	4/15/08
CC V Holdings, LLC:
11.875% senior discount notes due 2008	113	113	6/1 & 12/1	6/1/04	12/1/08
Credit Facilities
Charter Operating	4,459	4,459
CC VI Operating	868	868
Falcon Cable	856	856
CC VIII Operating	1,044	1,044

	$19,208	$18,647

(a)	The accreted value presented above represents the face value of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

(b)	In general, the obligors have the right to redeem all of the notes set forth (except the Charter Holdings notes with terms of eight years) in the above tables in whole or part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest. We currently have no intention of redeeming any of these notes prior to their stated maturity dates. For additional information, see Note 9 to our consolidated financial statements contained in Item 8. “Financial Statements and Supplementary Data.”

(c)	The 5.75% convertible senior notes and the 4.75% convertible senior notes are convertible at the option of the holders into shares of Class A common stock at a conversion rate of 46.3822 and 38.0952 shares, respectively, per $1,000 principal amount of notes, which is equivalent to a price of $21.56 and $26.25 per share, respectively, subject to certain adjustments. Specifically, the adjustments include anti-dilutive provisions, which cause adjustments to occur automatically based on the occurrence of specified events to provide protection rights to holders of the notes. Additionally, the conversion ratio may be adjusted by us when deemed appropriate.

As of December 31, 2003, we had unused total potential availability of $1.7 billion under our subsidiaries’ credit facilities, although our financial covenants limited our availability to $828 million at December 31, 2003. Continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities.

As of December 31, 2003 and 2002, the weighted average interest rate on our bank debt was approximately 5.4%, the weighted average interest rate on our high-yield debt was approximately 10.3%, and the weighted average rate on the convertible debt was approximately 5.5% and 5.3%, respectively, resulting in a blended weighted average interest rate of 8.2% and 7.9%, respectively. Approximately 80% of our debt effectively bore fixed interest rates including the effects of our interest rate hedge agreements as of December 31, 2003 compared to approximately 79% at December 31, 2002. The fair value of our high-yield debt was $10.6 billion and $4.4 billion at December 31, 2003 and 2002, respectively. The fair value of bank debt was $6.9 billion and $6.4 billion at December 31, 2003 and 2002, respectively. The fair value of high-yield debt and bank debt is based on quoted market prices.

Credit Facility and Existing Notes Terms, Restrictions and Covenants

The following table presents information relative to borrowing and covenant compliance under our credit facilities as of December 31, 2003 (dollars in millions):

	Charter	CC VI	Falcon Cable	CC VIII
	Operating	Operating	Communications	Operating	Total
Credit facilities outstanding	$4,459	$868	$856	$1,044	$7,227
Other debt (1)	233	21	—	23	277
Intercompany debt (2)	37	—	—	—	37

Total defined bank debt (3)	$4,729	$889	$856	$1,067	$7,541

Adjusted EBITDA (4)	$1,235	$183	$272	$299	N/A

Bank Compliance Leverage Ratio
(Total Debt/Adjusted EBITDA) (5)	3.83	4.85	3.15	3.56	N/A

Maximum Allowable Leverage Ratio (6)	4.00	5.50	4.50	4.00	N/A

Total Credit Facilities (7)	$5,140	$1,102	$1,310	$1,407	$8,959

Potential Bank Availability (8)	$213	$119	$366	$130	$828

(1)	Includes other permitted bank level debt, capitalized leases and letters of credit, which are classified as debt by the respective credit facility agreements for the calculation of maximum allowable leverage. For Charter Operating, this includes the Renaissance Media Group LLC senior discount notes with an accreted value of $116 million as of December 31, 2003.

(2)	Includes permitted intercompany loans between Charter Holdings or Charter Communications Holding Company to the respective bank group entities. These amounts eliminate in consolidation.

(3)	This represents our subsidiaries’ total debt as defined for purposes of the covenants in their respective credit agreements.

(4)	Adjusted EBITDA in our credit facilities is not defined the same for all of our borrowing entities. Generally, however, Adjusted EBITDA approximates EBITDA (net income (loss) before interest, taxes, depreciation and amortization and minority interest) adjusted for certain non-cash items including impairment of franchises, option compensation expense and gain/loss on derivative instruments and in some cases non-recurring charges such as special charges and certain other expense or income items. Adjusted EBITDA as defined in our credit facilities also excludes certain corporate costs, as defined.

(5)	Bank Compliance Leverage Ratio represents total debt as of such date determined as defined in the applicable credit agreement, including intercompany debt, divided by Adjusted EBITDA, annualized.

(6)	Maximum Allowable Leverage Ratio represents the maximum bank compliance leverage ratio permitted under the respective bank agreements. This is the most restrictive of the financial covenants.

(7)	Total Credit Facilities represents the total borrowing capacity of the credit facilities.

(8)	Potential Bank Availability represents the Total Credit Facilities capacity less Credit Facilities Outstanding, adjusted for any limitations due to covenant restrictions.

The maximum allowable leverage ratio declines over the term of each credit facility before becoming fixed until the credit facility matures as follows:

Charter Operating:	CC VI Operating:
4.00 until maturity	5.50 through June 30, 2004
4.50 through June 30, 2005
4.00 thereafter until maturity

Falcon Cable Communications:	CC VIII Operating:
4.50 through June 29, 2004	4.00 until maturity
3.50 through June 29, 2005
3.00 thereafter until maturity

Based on outstanding indebtedness as of December 31, 2003, total future principal payments on borrowings under our credit facilities as of December 31, 2003 are presented below (dollars in millions). While current maturities of debt in 2004 are presented in the table below, current maturities are not presented on the balance sheet as we intend to refinance the amounts due in 2004 with availability under the revolving portions of our credit facilities.

	Charter	CC VI	Falcon Cable	CC VIII
	Operating	Operating	Communications	Operating	Total
2004	$36	$67	$5	$80	$188
2005	249	67	5	105	426
2006	640	89	122	148	999
2007	942	173	724	241	2,080
Thereafter	2,592	472	—	470	3,534

	$4,459	$868	$856	$1,044	$7,227

The table below presents the total future principal payments on outstanding borrowings under our subsidiaries bank credit facilities, assuming that the maximum potential borrowings under such facilities were outstanding as of December 31, 2003 (dollars in millions):

	Charter	CC VI	Falcon Cable	CC VIII
	Operating	Operating	Communications	Operating	Total
2004	$43	$102	$29	$84	$258
2005	513	120	170	215	1,018
2006	1,050	193	387	397	2,027
2007	942	214	724	241	2,121
Thereafter	2,592	473	—	470	3,535

	$5,140	$1,102	$1,310	$1,407	$8,959

The following description is merely a summary of certain material provisions of our and our subsidiaries’ existing notes and the credit facilities of our subsidiaries (collectively, the “Debt Agreements”). The summary does not restate the terms of the Debt Agreements in their entirety, nor does it describe all terms of the Debt Agreements. The agreements and instruments governing each of the Debt Agreements are complicated and you should consult such agreements and instruments for more detailed information regarding our Debt Agreements. Our Debt Agreements are listed as exhibits to this annual report and are incorporated by reference to this annual report from other SEC filings of Charter or its subsidiaries as indicated in the list of exhibits.

Charter Operating Credit Facilities

The Charter Operating credit facilities were amended and restated as of June 19, 2003 to allow for the insertion of intermediate holding companies between Charter Holdings and Charter Operating. In exchange for the lenders’ consent to the organizational restructuring, Charter Operating’s pricing increased by 50 basis points across all levels in the pricing grid then in effect under the Charter Operating credit facilities.

Obligations under the Charter Operating credit facilities are guaranteed by Charter Holdings, CCO Holdings and by Charter Operating’s subsidiaries, other than the non-recourse subsidiaries, subsidiaries precluded from so guaranteeing by reason of the provisions of other indebtedness to which they are subject, and immaterial subsidiaries. The non-recourse subsidiaries include CCO NR Holdings, LLC, and subsidiaries contributed to CCO NR Holdings, LLC by Charter Holdings in the recent organizational restructuring that occurred in June and July of 2003, including the CC V/CC VIII Companies, the CC VI Companies and the CC VII Companies and their respective subsidiaries. The obligations under the Charter Operating credit facilities are secured by pledges of all equity interests in Charter Operating’s direct subsidiaries, all equity interests owned by its guarantor subsidiaries in their respective subsidiaries, and intercompany obligations owing to Charter Operating and/or its guarantor subsidiaries by their affiliates. The obligations are also secured by a pledge of CCO Holdings’ equity interests in all of its direct subsidiaries (including Charter Operating) as collateral under these credit facilities.

The Charter Operating credit facilities provide for borrowings of up to $5.1 billion and provide for four term facilities: two Term A facilities with a total principal amount of $1.1 billion that matures in September 2007, each with different amortization schedules, one that began in June 2002 and one beginning in September 2005; and two Term B facilities with a total principal amount of $2.7 billion, of which $1.8 billion matures in March 2008 and $884 million matures in September 2008. The amortization of the principal amount of the Term B term loan facilities is substantially “back-ended,” with more than 90% of the principal balance due in the year of maturity. The Charter Operating credit facilities also provide for two revolving credit facilities, in a total amount of $1.3 billion, one which will reduce annually beginning in March 2004 and one which will reduce quarterly beginning in September 2005, with a maturity date in September 2007. Supplemental credit facilities in the amount of approximately $100 million may be available from lenders within or outside the lending group that agree to provide it. Amounts under the Charter Operating credit facilities bear interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 3.0% for Eurodollar loans (3.15% to 3.92% as of December 31, 2003) and 2.0% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving credit facilities.

As of December 31, 2003, outstanding borrowings under the Charter Operating credit facilities were approximately $4.5 billion and the unused total potential availability was $681 million, although our financial covenants limited the availability under these facilities to $213 million as of December 31, 2003.

CC VI Operating Credit Facilities

The obligations under the CC VI Operating credit facilities are guaranteed by CC VI Operating’s parent, CC VI Holdings, LLC, and by the subsidiaries of CC VI Operating other than immaterial subsidiaries. The obligations under the CC VI Operating credit facilities are secured by pledges of all equity interests owned by CC VI Operating and its guarantor subsidiaries in other persons, and by intercompany obligations owing CC VI Operating and/or its guarantor subsidiaries by their affiliates, but are not secured by other assets of CC VI Operating or its subsidiaries. The obligations under the CC VI Operating credit facilities are also secured by pledges by CC VI Holdings of all equity interests it holds in other persons, and intercompany obligations owing to it by its affiliates, but are not secured by the other assets of CC VI Holdings.

The CC VI Operating credit facilities provide for two term facilities, one with a principal amount of $380 million that matures May 2008 (Term A), and the other with a principal amount of $372 million that matures November 2008 (Term B). The CC VI Operating credit facilities also provide for a $350 million reducing revolving credit facility with a maturity date in May 2008. Supplemental credit facilities in the amount of approximately $300 million may be available until December 31, 2004 from lenders within or outside the lending group that agree to provide it. Amounts under the CC VI Operating credit facilities bear interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 2.5% for Eurodollar loans (2.40% to 3.66% as of December 31, 2003) and 1.5% for base rate loans. A quarterly commitment fee of 0.25% per year is payable on the unborrowed balance of the Term A facility and the revolving facility.

As of December 31, 2003, outstanding borrowings under the CC VI Operating credit facilities were $868 million and unused availability was $234 million, although our financial covenants limited the availability under these facilities to $119 million as of December 31, 2003.

Falcon Cable Credit Facilities

The obligations under the Falcon credit facilities are guaranteed by the direct parent of Falcon Cable Communications, Charter Communications VII, LLC, and by the subsidiaries of Falcon Cable Communications (except for certain excluded subsidiaries). The obligations under the Falcon credit facilities are secured by pledges of all of the equity interests in the guarantor subsidiaries of Falcon Cable Communications, but are not secured by other assets of Falcon Cable Communications or its subsidiaries. The obligations under the Falcon credit facilities are also secured by a pledge of the equity interests of Charter Communications VII in Falcon Cable Communications and intercompany obligations owing to Charter Communications VII by Falcon Cable Communications and its guarantor subsidiaries, but are not secured by the other assets of Charter Communications VII.

The Falcon credit facilities provide for two term facilities, one with a principal amount of $190 million that matures June 2007 (Term B), and the other with the principal amount of $285 million that matures December 2007 (Term C). The Falcon credit facilities also provide for a reducing revolving facility of up to approximately $60 million (maturing in December 2006), a reducing supplemental facility of up to approximately $105 million (maturing in December 2007) and a second reducing revolving facility of up to $670 million (maturing in June 2007). Supplemental credit facilities in the amount of up to $486 million may also be available from lenders within or outside the lending group that agree to provide it. Amounts under the Falcon Cable credit facilities bear interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 2.25% for Eurodollar loans (2.40% to 3.42% as of December 31, 2003) and up to 1.25% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per year is payable on the unborrowed balance of the revolving facilities.

As of December 31, 2003, outstanding borrowings were $856 million and unused availability was $454 million, although our financial covenants limited the availability under these facilities to $366 million as of December 31, 2003.

CC VIII Operating Credit Facilities

The obligations under the CC VIII Operating credit facilities are guaranteed by the parent company of CC VIII Operating, CC VIII Holdings, LLC, and by the subsidiaries of CC VIII Operating other than immaterial subsidiaries. The obligations under the CC VIII Operating credit facilities are secured by pledges of all equity interests owned by CC VIII Operating and its guarantor subsidiaries in other persons, and by intercompany obligations owing to CC VIII Operating and/or its guarantor subsidiaries by their affiliates, but are not secured by other assets of CC VIII Operating or its subsidiaries. The obligations under the CC VIII Operating credit facilities are also secured by pledges of equity interests owned by CC VIII Holdings in other persons, and by intercompany obligations owing to CC VIII Holdings by its affiliates, but are not secured by the other assets of CC VIII Holdings.

The CC VIII Operating credit facilities provide for borrowings of up $1.4 billion as of December 31, 2003. The CC VIII Operating credit facilities provide for two term facilities, a Term A facility with a reduced current total principal amount of $375 million, that continues reducing quarterly until it reaches maturity in June 2007, and a Term B facility with a principal amount of $490 million, that continues reducing quarterly until it reaches maturity in February 2008. The amortization of the principal amount of the Term B term loan facilities is substantially “back-ended,” with more than 90% of the principal balance due in the year of maturity. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the total amount of $542 million, which reduce quarterly beginning in June 2002 and September 2005, respectively, with maturity dates in June 2007. Supplemental facilities in the amount of approximately $300 million may be available from lenders within or outside the lending group that agree to provide it. Amounts under the CC VIII Operating credit facilities bear interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 2.50% for Eurodollar loans (2.15% to 3.66% as of December 31, 2003) and up to 1.50% for base rate loans. A quarterly commitment fee of 0.25% is payable on the unborrowed balance of the revolving credit facilities.

As of December 31, 2003, outstanding borrowings were $1.0 billion, and unused availability was $363 million although our financial covenants limited the availability under these facilities to $130 million.

Credit Facilities — Restrictive Covenants

Each of the credit facilities of our subsidiaries contains representations and warranties, affirmative and negative covenants similar to those described below with respect to the indentures governing our public notes and the notes of our subsidiaries, information requirements, events of default and financial covenants. The financial covenants measure performance against standards set for leverage, debt service coverage, and operating cash flow coverage of cash interest expense on a quarterly basis or as applicable. Additionally, the credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including when significant amounts of assets are sold and the proceeds are not reinvested in assets useful in the business of the borrower within a specified period. The Charter Operating credit facility also provides that in the event that any indebtedness of CCO Holdings remains outstanding on the date, which is six months prior to its scheduled final maturity, the term loans under the Charter Operating credit facility will mature and the revolving credit facilities will terminate on such date. As of December 31, 2003, we were in compliance with the covenants of our credit facilities. See “— Certain Trends and Uncertainties — Restrictive Covenants.”

The Charter Operating, CC VIII Operating, Falcon and CC VI Operating credit facilities generally permit our subsidiaries to make distributions to pay interest on the CCH II notes, the CCO Holdings notes and the convertible senior notes of Charter and the senior notes of Charter Holdings, in each case provided the respective borrower’s interest coverage ratio (as defined in the relevant credit agreement) for the most recent fiscal quarter preceding the distribution exceeds 1.75, including the amount of such distribution. In addition, distributions for interest or other purposes are permitted if the relevant borrower meets specified conditions and financial ratios. In each case, such distributions are not permitted during the existence of a default under the related credit facilities. See “- Certain Trends and Uncertainties — Restrictive Covenants.”

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

Guarantor/Borrower	Principal Amount
Charter Holdings and CCO Holdings/Charter Operating	$50 million
CC VI Holdings/CC VI Operating	$25 million
Charter Communications VII/Falcon Cable Communications	$10 million
CC VIII Holdings/CC VIII Operating	$25 million

Although there are no direct cross-defaults between our subsidiaries’ separate credit facilities, an event of default resulting in the acceleration of the debt under any of our subsidiaries’ credit facilities would cause an event of default under the indentures governing the Charter Holdings notes, CCH II notes, CCO Holdings notes and our other notes, which would in turn trigger the cross-default provision of the Charter Operating credit facilities. See “— Certain Trends and Uncertainties — Acceleration of Indebtedness of Subsidiaries.” Further, while intermediate holding companies between Charter Holdings and CCO Holdings are not guarantors under the Charter Operating credit facilities, their defaults on certain indebtedness of $50 million or more is an event of default under the Charter Operating credit facilities.

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

Existing Notes

On September 23, 2003, we and our subsidiaries, CCH II and Charter Holdings, purchased, in a non-monetary transaction, a total of approximately $609 million principal amount of our outstanding convertible senior notes and approximately $1.3 billion principal amount of the senior notes and senior discount notes issued by Charter Holdings from institutional investors in a small number of privately negotiated transactions. As consideration for these securities, CCH II issued approximately $1.6 billion principal amount of 10.25% senior notes due 2010, achieving approximately $294 million of debt discount. CCH II also issued an additional $30 million principal amount of 10.25% senior notes for an equivalent amount of cash and used the net proceeds for transaction costs and general corporate purposes. See discussion of the CCH II notes below for more details.

5.75% Charter Convertible Notes

In October and November 2000, we issued 5.75% convertible senior notes with a total principal amount at maturity of $750 million. As of December 31, 2003, there was $618 million in total principal amount of these notes outstanding. The 5.75% Charter convertible notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 46.3822 shares per $1,000 principal amount of notes, which is equivalent to a price of $21.56 per share, subject to certain adjustments. Specifically, the adjustments include anti-dilutive provisions, which cause adjustments to occur automatically based on the occurrence of specified events to provide protection rights to holders of the notes. Additionally, we may adjust the conversion ratio under certain circumstances when deemed appropriate. These notes are redeemable at our option at amounts decreasing from 102.3% to 100% of the principal amount plus accrued and unpaid interest beginning on October 15, 2003, to the date of redemption.

The 5.75% Charter convertible notes rank equally with any of our future unsubordinated and unsecured indebtedness, but are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries. Upon a change of control, subject to certain conditions and restrictions, we may be required to repurchase the notes, in whole or in part, at 100% of their principal amount plus accrued interest at the repurchase date.

4.75% Charter Convertible Notes

In May 2001, we issued 4.75% convertible senior notes with a total principal amount at maturity of $633 million. As of December 31, 2003, there was $156 million in total principal amount of these notes outstanding. The 4.75% Charter convertible notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 38.0952 shares per $1,000 principal amount of notes, which is equivalent to a price of $26.25 per share, subject to certain adjustments. Specifically, the adjustments include anti-dilutive provisions, which automatically occur based on the occurrence of specified events to provide protection rights to holders of the notes. Additionally, we may adjust the conversion ratio under certain circumstances when deemed appropriate. These notes are redeemable at our option at amounts decreasing from 101.9% to 100% of the principal amount, plus accrued and unpaid interest beginning on June 4, 2004, to the date of redemption.

The 4.75% Charter convertible notes rank equally with any of our future unsubordinated and unsecured indebtedness, but are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries. Upon a change of control, subject to certain conditions and restrictions, we may be required to repurchase the notes, in whole or in part, at 100% of their principal amount plus accrued interest at the repurchase date.

March 1999 Charter Holdings Notes

The March 1999 Charter Holdings notes were issued under three separate indentures, each dated as of March 17, 1999, among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee. Charter Holdings and Charter Capital exchanged these notes for new March 1999 Charter Holdings notes with substantially similar terms, except that the new March 1999 Charter Holdings notes are registered under the Securities Act and, therefore, do not bear legends restricting their transfer and are not subject to further registration or special interest obligations.

The March 1999 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. Cash interest on the March 1999 9.920% Charter Holdings notes will not accrue prior to April 1, 2004.

The March 1999 Charter Holdings notes are senior debts of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital, including the January 2000, January 2001, May 2001 and January 2002 Charter Holdings notes. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, and the credit facilities.

Charter Holdings and Charter Capital will not have the right to redeem the March 1999 8.250% Charter Holdings notes prior to their maturity date on April 1, 2007. On or after April 1, 2004, Charter Holdings and Charter Capital may redeem some or all of the March 1999 8.625% Charter Holdings notes and the March 1999 9.920% Charter Holdings notes at any time, in each case, at a premium. The optional redemption price declines to 100% of the principal amount of March 1999 Charter Holdings notes redeemed, plus accrued and unpaid interest, if any, for redemption on or after April 1, 2007.

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding March 1999 Charter Holdings notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

The indentures governing the March 1999 Charter Holdings senior notes contain restrictive covenants that limit certain transactions or activities by Charter Holdings and its restricted subsidiaries. See “— Summary of Restrictive Covenants under Charter Holdings High-Yield Note Indentures.” All but two of Charter Holdings’ direct and indirect subsidiaries are currently restricted subsidiaries.

January 2000 Charter Holdings Notes

The January 2000 Charter Holdings notes were issued under three separate indentures, each dated as of January 12, 2000, among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee. In June 2000, Charter Holdings and Charter Capital exchanged these notes for new January 2000 Charter Holdings notes, with substantially similar terms, except that the new January 2000 Charter Holdings notes are registered under the Securities Act and, therefore, do not bear legends restricting their transfer and are not subject to further registration or special interest obligations.

The January 2000 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. Cash interest on the January 2000 11.75% Charter Holdings notes will not accrue prior to January 15, 2005.

The January 2000 Charter Holdings notes are senior debts of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital, including the March 1999, January 2001, May 2001 and January 2002 Charter Holdings notes. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, and the credit facilities.

Charter Holdings and Charter Capital will not have the right to redeem the January 2000 10.00% Charter Holdings notes prior to their maturity date on April 1, 2009. On or after January 15, 2005, Charter Holdings and Charter Capital may redeem some or all of the January 2000 10.25% Charter Holdings notes and the January 2000 11.75% Charter Holdings notes at any time, in each case, at a premium. The optional redemption price declines to 100% of the principal amount of the January 2000 Charter Holdings notes redeemed, plus accrued and unpaid interest, if any, for redemption on or after January 15, 2008.

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding January 2000 Charter Holdings notes at 101% of their total principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

The indentures governing the January 2000 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999 Charter Holdings notes. See “— Summary of Restrictive Covenants under Charter Holdings High-Yield Note Indentures.”

January 2001 Charter Holdings Notes

The January 2001 Charter Holdings notes were issued under three separate indentures, each dated as of January 10, 2001, each among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee. In March 2001, Charter Holdings and Charter Capital exchanged these notes for new January 2001 Charter Holdings notes, with substantially similar terms, except that the new January 2001 Charter Holdings notes are registered under the Securities Act and, therefore, do not bear legends restricting their transfer, and are not subject to further registration or special interest obligations.

The January 2001 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. Cash interest on the January 2001 13.500% Charter Holdings notes will not accrue prior to January 15, 2006.

The January 2001 Charter Holdings notes are senior debts of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital, including the March 1999, January 2000, May 2001 and January 2002 Charter Holdings notes. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, and the credit facilities.

Charter Holdings and Charter Capital will not have the right to redeem the January 2001 10.750% Charter Holdings notes prior to their maturity date on October 1, 2009. On or after January 15, 2006, Charter Holdings and Charter Capital may redeem some or all of the January 2001 11.125% Charter Holdings notes and the January 2001 13.500% Charter Holdings notes at any time, in each case, at a premium. The optional redemption price declines to 100% of the principal amount of the January 2001 Charter Holdings notes redeemed, plus accrued and unpaid interest, if any, for redemption on or after January 15, 2009.

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding January 2001 Charter Holdings notes at 101% of their total principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

The indentures governing the January 2001 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999 and January 2000 Charter Holdings notes. See “— Summary of Restrictive Covenants under Charter Holdings High-Yield Note Indentures.”

May 2001 Charter Holdings Notes

The May 2001 Charter Holdings notes were issued under three separate indentures, each among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee. In September 2001, Charter Holdings and Charter Capital exchanged substantially all of these notes for new May 2001 Charter Holdings notes, with substantially similar terms, except that the new May 2001 Charter Holdings notes are registered under the Securities Act and, therefore, do not bear legends restricting their transfer, and are not subject to further registration or special interest obligations.

The May 2001 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. Cash interest on the May 2001 11.750% Charter Holdings notes will not accrue prior to May 15, 2006.

The May 2001 Charter Holdings notes are senior debts of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital, including the March 1999, January 2000, January 2001 and January 2002 Charter Holdings notes. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, and the credit facilities.

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

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding May 2001 Charter Holdings notes at 101% of their total principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

The indentures governing the May 2001 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999, January 2000 and January 2001 Charter Holdings notes. See “— Summary of Restrictive Covenants under Charter Holdings High-Yield Note Indentures.”

January 2002 Charter Holdings Notes

The January 2002 Charter Holdings notes were issued under three separate indentures, each among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee, two of which were supplements to the indentures for the May 2001 Charter Holdings notes. In July 2002, Charter Holdings and Charter

Capital exchanged substantially all of these notes for new January 2002 Charter Holdings notes, with substantially similar terms, except that the new January 2002 notes are registered under the Securities Act and, therefore, do not bear legends restricting their transfer and are not subject to further registration or special interest obligations.

The January 2002 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. Cash interest on the January 2002 12.125% Charter Holdings notes will not accrue prior to January 15, 2007.

The January 2002 Charter Holdings notes are senior debts of Charter Holdings and Charter Capital. They rank equally with the current and future unsecured and unsubordinated debt of Charter Holdings, including the March 1999, January 2000, January 2001 and May 2001 Charter Holdings notes. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, and the credit facilities.

The Charter Holdings 12.125% senior discount notes are redeemable at the option of the issuers at amounts decreasing from 106.063% to 100% of accreted value beginning January 15, 2007. At any time prior to January 15, 2005, the issuers may redeem up to 35% of the total principal amount of the 12.125% senior discount notes at a redemption price of 112.125% of the accreted value under certain conditions.

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding January 2002 Charter Holdings notes at 101% of their total principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

The indentures governing the January 2002 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999, January 2000, January 2001 and May 2001 Charter Holdings notes. See “— Summary of Restrictive Covenants under Charter Holdings High-Yield Note Indentures.”

Summary of Restrictive Covenants under Charter Holdings High-Yield Notes.

The limitations on incurrence of debt and issuance of preferred stock contained in Charter Holdings’ indentures permit Charter Holdings and its subsidiaries to incur additional debt or issue preferred stock, so long as there is no default under the Charter Holdings indentures. Except as provided below, these limitations restrict the incurrence of debt unless, after giving pro forma effect to the incurrence, Charter Holdings could meet a leverage ratio (ratio of consolidated debt to four times EBITDA, as defined, from the most recent quarter for which internal financial reports are available) of 8.75 to 1.0. In addition, regardless of whether the leverage ratio could be met, so long as no default exists or would result from the incurrence or issuance, Charter Holdings and its restricted subsidiaries are permitted to issue:

•	up to $3.5 billion of debt under credit facilities,

•	up to $75 million of debt incurred to finance the purchase or capital lease of new assets,

•	up to $300 million of additional debt for any purpose,

•	additional debt in an amount equal to 200% of proceeds of new cash equity proceeds received by Charter Holdings and its restricted subsidiaries since March 1999, the date of our first indenture, and not allocated for restricted payments or permitted investments, and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt, and interest rate swaps to provide protection against fluctuation in interest rates.

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

Generally, under Charter Holdings’ high-yield indentures:

•	Charter Holdings and its restricted subsidiaries are generally permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if Charter Holdings can incur $1.00 of new debt under the leverage ratio test, which requires that Charter Holdings meet an 8.75 to 1.0 leverage ratio after giving pro forma effect to the transaction and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments in a total amount of up to 100% of Charter Holding’s consolidated EBITDA, as defined, minus 1.2 times its consolidated interest expense, plus 100% of new cash and non-cash equity proceeds received by Charter Holdings and not allocated to the debt incurrence covenant or to permitted investments, all cumulatively from March 1999, the date of the first Charter Holdings indenture, plus $100 million.

In addition, Charter Holdings may make distributions or restricted payments, so long as no default exists or would be caused by transactions:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year,

•	regardless of the existence of any default, to pay pass-through tax liabilities in respect of ownership of equity interests in Charter Holdings or its restricted subsidiaries, or

•	to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

•	Charter Holdings and its restricted subsidiaries may not make investments except permitted investments if there is a default under the indentures or if Charter Holdings could not incur $1.00 of new debt under the 8.75 to 1.0 leverage ratio test described above after giving effect to the transaction.

Permitted investments include:

•	investments by Charter Holdings in restricted subsidiaries or by restricted subsidiaries in Charter Holdings,

•	investments in productive assets (including through equity investments) up to $150 million,

•	investments aggregating up to 100% of new cash equity proceeds received by Charter Holdings since March 1999 and not allocated to the debt incurrence or restricted payments covenant, and

•	other investments up to $50 million.

Charter Holdings is not permitted to grant liens on its assets other than specified permitted liens. Permitted liens include liens securing debt and other obligations incurred under our subsidiaries’ credit facilities, liens securing the purchase price of new assets, other liens securing indebtedness up to $50 million and specified liens incurred in the ordinary course of business. The lien covenant does not restrict liens on assets of subsidiaries of Charter Holdings.

Charter Holdings and Charter Capital, its co-issuer, are generally not permitted to sell all or substantially all of their assets or merge with or into other companies unless their leverage ratio after any such transaction would be no greater than their leverage ratio immediately prior to the transaction, or unless Charter Holdings and its subsidiaries could incur $1.00 of new debt under the 8.75 to 1.0 leverage ratio test described above after giving effect to the transaction, no default exists, and the surviving entity is a U.S. entity that assumes the Charter Holdings notes.

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

Charter Holdings and its restricted subsidiaries may generally not engage in sale and leaseback transactions unless, at the time of the transaction, Charter Holdings could have incurred secured indebtedness in an amount equal to the present value of the net rental payments to be made under the lease, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

Charter Holdings’ restricted subsidiaries may generally not enter into restrictions on their ability to make dividends or distributions or transfer assets to Charter Holdings on terms that are materially more restrictive than those governing their debt, lien, asset sale, lease and similar agreements existing when they entered into the indentures, unless those restrictions are on customary terms that will not materially impair Charter Holdings’ ability to repay the high-yield notes.

The restricted subsidiaries of Charter Holdings are generally not permitted to guarantee or pledge assets to secure debt of Charter Holdings, unless the guarantying subsidiary issues a guarantee of the notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

The indentures also restrict the ability of Charter Holdings and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million without a determination by the board of directors of Charter Holdings that the transaction is on terms no less favorable than arms length, or transactions with affiliates involving over $50 million without receiving an independent opinion as to the fairness of the transaction to the holders of the Charter Holdings notes.

CCH II Notes

In September 2003, CCH II and CCH II Capital Corp. jointly issued approximately $1.6 billion total principal amount of 10.25% senior notes due 2010. The CCH II notes are general unsecured obligations of CCH II and CCH II Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCH II and CCH II Capital Corp. The CCH II notes are structurally subordinated to all obligations of subsidiaries of CCH II, including the CCO Holdings notes and the credit facilities.

Interest on the CCH II notes accrues at 10.25% per annum, from September 23, 2003 or, if interest already has been paid, from the date it was most recently paid. Interest is payable semi-annually in arrears on each March 15 and September 15, commencing on March 15, 2004.

At any time prior to September 15, 2006, the issuers of the CCH II notes may redeem up to 35% of the total principal amount of the CCH II notes on a pro rata basis at a redemption price equal to 110.25% of the principal amount of CCH II notes redeemed, plus any accrued and unpaid interest.

On or after September 15, 2008, the issuers of the CCH II notes may redeem all or a part of the notes at a redemption price that declines ratably from the initial redemption price of 105.125% to a redemption price on or after September 15, 2009 of 100.0% of the principal amount of the CCH II notes redeemed, plus, in each case, any accrued and unpaid interest.

In the event of specified change of control events, CCH II must offer to purchase the outstanding CCH II notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

The indenture governing the CCH II notes contains restrictive covenants that limit certain transactions or activities by CCH II and its restricted subsidiaries, including the covenants summarized below. As of the issue date, all but two of CCH II’s direct and indirect subsidiaries were restricted subsidiaries.

The covenant in the indenture governing the CCH II notes that restricts incurrence of debt and issuance of preferred stock permits CCH II and its subsidiaries to incur or issue specified amounts of debt or preferred stock, if, after giving effect to the incurrence, CCH II could meet a leverage ratio (ratio of consolidated debt to four times EBITDA from the most recent fiscal quarter for which internal financial reports are available) of 5.5 to 1.0.

In addition, regardless of whether the leverage ratio could be met, so long as no default exists or would result from the incurrence or issuance, CCH II and its restricted subsidiaries are permitted to incur or issue:

•	up to $9.75 billion of debt under credit facilities, including debt under credit facilities outstanding on the issue date of the CCH II notes,

•	up to $75 million of debt incurred to finance the purchase or capital lease of new assets,

•	up to $300 million of additional debt for any purpose, and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt, and interest rate swaps to provide protection against fluctuation in interest rates.

The restricted subsidiaries of CCH II are generally not permitted to issue debt securities contractually subordinated to other debt of the issuing subsidiary or preferred stock, in either case in any public or Rule 144A offering.

The CCH II indenture permits CCH II and its restricted subsidiaries to incur debt under one category, and later reclassify that debt into another category. Our subsidiaries’ credit agreements generally impose more restrictive limitations on incurring new debt than the CCH II indenture, so our subsidiaries that are subject to credit agreements are not permitted to utilize the full debt incurrence that would otherwise be available under the CCH II indenture covenants.

Generally, under the CCH II indenture, CCH II and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if CCH II can incur $1.00 of new debt under the leverage ratio test, which requires that CCH II meet a 5.5 to 1.0 leverage ratio after giving effect to the transaction, and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments in a total amount of up to 100% of CCH II’s consolidated EBITDA, as defined, minus 1.3 times its consolidated interest expense, plus 100% of new cash and non-cash equity proceeds received by CCH II and not allocated to the debt incurrence covenant, all cumulatively from the fiscal quarter commenced July 1, 2003, plus $100 million.

In addition, CCH II may make distributions or restricted payments, so long as no default exists or would be caused by transactions:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year,

•	regardless of the existence of any default, to pay pass-through tax liabilities in respect of ownership of equity interests in CCH II or its restricted subsidiaries,

•	regardless of the existence of any default, to pay interest when due on Charter Holdings notes, to pay, so long as there is no default, interest on the convertible senior notes (including the Notes) of Charter, to purchase, redeem or refinance, so long as CCH II could incur $1.00 of indebtedness under the 5.5 to 1.0 leverage ratio test referred to above and there is no default, Charter Holdings notes, Charter notes, and other direct or indirect parent company notes (including the CCH II notes),

•	to make distributions in connection with the private exchanges pursuant to which the CCH II notes were issued, and

•	other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

The indenture governing the CCH II notes restricts CCH II and its restricted subsidiaries from making investments, except specified permitted investments, or creating new unrestricted subsidiaries, if there is a default under the indenture or if CCH II could not incur $1.00 of new debt under the 5.5 to 1.0 leverage ratio test described above after giving effect to the transaction.

Permitted investments include:

•	investments by CCH II and its restricted subsidiaries in CCH II and in other restricted subsidiaries, or entities that become restricted subsidiaries as a result of the investment,

•	investments aggregating up to 100% of new cash equity proceeds received by CCH II since September 23, 2003 to the extent the proceeds have not been allocated to the restricted payments covenant described above,

•	investments resulting from the private exchanges pursuant to which the CCH II notes were issued,

•	other investments up to $750 million outstanding at any time, and

•	certain specified additional investments, such as investments in customers and suppliers in the ordinary course of business and investments received in connection with permitted asset sales.

CCH II is not permitted to grant liens on its assets other than specified permitted liens. Permitted liens include liens securing debt and other obligations incurred under our subsidiaries’ credit facilities, liens securing the purchase price of new assets, other liens securing indebtedness up to $50 million and specified liens incurred in the ordinary course of business. The lien covenant does not restrict liens on assets of subsidiaries of CCH II.

CCH II and CCH II Capital Corp., its co-issuer, are generally not permitted to sell all or substantially all of their assets or merge with or into other companies unless their leverage ratio after any such transaction would be no greater than their leverage ratio immediately prior to the transaction, or unless CCH II and its subsidiaries could incur $1.00 of new debt under the 5.50 to 1.0 debt incurrence test described above after giving effect to the transaction, no default exists, and the surviving entity is a U.S. entity that assumes the CCH II notes.

CCH II and its restricted subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, issue equity interests, unless they receive consideration at least equal to the fair market value of the assets or equity interests, consisting of at least 75% in cash, assumption of liabilities, securities converted into cash within 60 days or productive assets. CCH II and its restricted subsidiaries are then required within 365 days after any asset sale either to commit to use the net cash proceeds over a specified threshold to acquire assets, including current assets, used or useful in their businesses or use the net cash proceeds to repay debt, or to offer to repurchase the CCH II notes with any remaining proceeds.

CCH II and its restricted subsidiaries may generally not engage in sale and leaseback transactions unless, at the time of the transaction, CCH II could have incurred secured indebtedness in an amount equal to the present value of the net rental payments to be made under the lease, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

CCH II’s restricted subsidiaries may generally not enter into restrictions on their ability to make dividends or distributions or transfer assets to CCH II on terms that are materially more restrictive than those governing their debt, lien, asset sale, lease and similar agreements existing when they entered into the indentures, unless those restrictions are on customary terms that will not materially impair CCH II’s ability to repay the CCH II notes.

The restricted subsidiaries of CCH II are generally not permitted to guarantee or pledge assets to secure debt of CCH II, unless the guarantying subsidiary issues a guarantee of the CCH II notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

The indentures also restrict the ability of CCH II and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million without a determination by the board of directors that the transaction is on terms no less favorable than arm’s length, or transactions with affiliates involving over $50 million without receiving an independent opinion as to the fairness of the transaction to the holders of the CCH II notes.

CCO Holdings Senior Notes

In November 2003, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million total principal amount of 83/4% senior notes due 2013. The CCO Holdings notes are general unsecured obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of subsidiaries of CCH II, including the credit facilities.

Interest on the CCO Holdings senior notes accrues at 83/4% per year, from November 10, 2003 or, if interest already has been paid, from the date it was most recently paid. Interest is payable semi-annually in arrears on each May 15 and November 15, commencing on May 15, 2004.

At any time prior to November 15, 2006, the issuers of the CCO Holdings senior notes may redeem up to 35% of the total principal amount of the CCO Holdings senior notes to the extent of public equity proceeds they have received on a pro rata basis at a redemption price equal to 108.75% of the principal amount of CCO Holdings senior notes redeemed, plus any accrued and unpaid interest.

On or after November 15, 2008, the issuers of the CCO Holdings senior notes may redeem all or a part of the notes at a redemption price that declines ratably from the initial redemption price of 104.375% to a redemption price on or after November 15, 2011 of 100.0% of the principal amount of the CCO Holdings senior notes redeemed, plus, in each case, any accrued and unpaid interest.

In the event of specified change of control events, CCO Holdings senior must offer to purchase the outstanding CCO Holdings senior notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

The indenture governing the CCO Holdings senior notes contains restrictive covenants that limit certain transactions or activities by CCO Holdings and its restricted subsidiaries, including the covenants summarized below. As of the issue date, all but two of CCO Holdings’ direct and indirect subsidiaries were restricted subsidiaries.

The covenant in the indenture governing the CCO Holdings senior notes that restricts incurrence of debt and issuance of preferred stock permits CCO Holdings and its subsidiaries to incur or issue specified amounts of debt or preferred stock, if, after giving pro forma effect to the incurrence or issuance, CCO Holdings could meet a leverage ratio (ratio of consolidated debt to four times EBITDA, as defined, from the most recent fiscal quarter for which internal financial reports are available) of 4.5 to 1.0.

In addition, regardless of whether the leverage ratio could be met, so long as no default exists or would result from the incurrence or issuance, CCO Holdings and its restricted subsidiaries are permitted to incur or issue:

•	up to $9.75 billion of debt under credit facilities, including debt under credit facilities outstanding on the issue date of the CCO Holdings senior notes,

•	up to $75 million of debt incurred to finance the purchase or capital lease of new assets,

•	up to $300 million of additional debt for any purpose, and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt, and interest rate swaps to provide protection against fluctuation in interest rates.

The restricted subsidiaries of CCO Holdings are generally not permitted to issue debt securities contractually subordinated to other debt of the issuing subsidiary or preferred stock, in either case in any public or Rule 144A offering.

The CCO Holdings indenture permits CCO Holdings and its restricted subsidiaries to incur debt under one category, and later reclassify that debt into another category. Our subsidiaries’ credit agreements generally impose more restrictive limitations on incurring new debt than CCO Holdings’ indenture, so our subsidiaries that are subject to credit agreements are not permitted to utilize the full debt incurrence that would otherwise be available under the CCO Holdings indenture covenants.

Generally, under CCO Holdings’ indenture:

•	CCO Holdings and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if CCO Holdings can incur $1.00 of new debt under the leverage ratio test, which requires that CCO Holdings meet a 4.5 to 1.0 leverage ratio after giving effect to the transaction, and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments in a total amount of up to 100% of CCO Holdings’ consolidated EBITDA, as defined, minus 1.3 times its consolidated interest expense, plus 100% of new cash and appraised non-cash equity proceeds received by CCO Holdings and not allocated to the debt incurrence covenant, all cumulatively from the fiscal quarter commenced October 1, 2003, plus $100 million.

In addition, CCO Holdings may make distributions or restricted payments, so long as no default exists or would be caused by the transaction:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year;

•	regardless of the existence of any default, to pay pass-through tax liabilities in respect of ownership of equity interests in Charter Holdings or its restricted subsidiaries;

•	to pay, regardless of the existence of any default, interest when due on Charter Holdings notes and CCH II notes;

•	to pay, so long as there is no default, interest on the Charter convertible notes;

•	to purchase, redeem or refinance Charter Holdings notes, CCH II notes, Charter notes, and other direct or indirect parent company notes, so long as CCO Holdings could incur $1.00 of indebtedness under the 4.5 to 1.0 leverage ratio test referred to above and there is no default; or

•	to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

The indenture governing the CCO Holdings senior notes restricts CCO Holdings and its restricted subsidiaries from making investments, except specified permitted investments, or creating new unrestricted subsidiaries, if there is a default under the indenture or if CCO Holdings could not incur $1.00 of new debt under the 4.5 to 1.0 leverage ratio test described above after giving effect to the transaction.

Permitted investments include:

•	investments by CCO Holdings and its restricted subsidiaries in CCO Holdings and in other restricted subsidiaries, or entities that become restricted subsidiaries as a result of the investment,

•	investments aggregating up to 100% of new cash equity proceeds received by CCO Holdings since November 10, 2003 to the extent the proceeds have not been allocated to the restricted payments covenant described above,

•	other investments up to $750 million outstanding at any time, and

•	certain specified additional investments, such as investments in customers and suppliers in the ordinary course of business and investments received in connection with permitted asset sales.

CCO Holdings is not permitted to grant liens on its assets other than specified permitted liens. Permitted liens include liens securing debt and other obligations incurred under our subsidiaries’ credit facilities, liens securing the purchase price of new assets, other liens securing indebtedness up to $50 million and specified liens incurred in the ordinary course of business. The lien covenant does not restrict liens on assets of subsidiaries of CCO Holdings.

CCO Holdings and CCO Holdings Capital, its co-issuer, are generally not permitted to sell all or substantially all of their assets or merge with or into other companies unless their leverage ratio after any such transaction would be no greater than their leverage ratio immediately prior to the transaction, or unless CCO Holdings and its subsidiaries could incur $1.00 of new debt under the 4.50 to 1.0 leverage ratio test described above after giving effect to the transaction, no default exists, and the surviving entity is a U.S. entity that assumes the CCO Holdings senior notes.

CCO Holdings and its restricted subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, issue equity interests, unless they receive consideration at least equal to the fair market value of the assets or equity interests, consisting of at least 75% in cash, assumption of liabilities, securities converted into cash within 60 days or productive assets. CCO Holdings and its restricted subsidiaries are then required within 365 days after any asset sale either to commit to use the net cash proceeds over a specified threshold to acquire assets, including current assets, used or useful in their businesses or use the net cash proceeds to repay debt, or to offer to repurchase the CCO Holdings senior notes with any remaining proceeds.

CCO Holdings and its restricted subsidiaries may generally not engage in sale and leaseback transactions unless, at the time of the transaction, CCO Holdings could have incurred secured indebtedness in an amount equal to the present value of the net rental payments to be made under the lease, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

CCO Holdings’ restricted subsidiaries may generally not enter into restrictions on their ability to make dividends or distributions or transfer assets to CCO Holdings on terms that are materially more restrictive than those governing their debt, lien, asset sale, lease and similar agreements existing when they entered into the indentures, unless those restrictions are on customary terms that will not materially impair CCO Holdings’ ability to repay the high-yield notes.

The restricted subsidiaries of CCO Holdings are generally not permitted to guarantee or pledge assets to secure debt of CCO Holdings, unless the guarantying subsidiary issues a guarantee of the notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

The indenture also restricts the ability of CCO Holdings and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million without a determination by the board of directors that the transaction is on terms no less favorable than arms length, or transactions with affiliates involving over $50 million without receiving an independent opinion as to the fairness of the transaction to the holders of the CCO Holdings notes.

CC V Holdings Notes

On December 10, 1998, CC V Holdings, LLC, formerly known as Avalon Cable LLC, and CC V Holdings Finance, Inc. (formerly Avalon Cable Holdings Finance, Inc.) jointly issued $196.0 million total principal amount at maturity of 11.875% senior discount notes due 2008. On July 22, 1999, the issuers exchanged $196.0 million of the original issued and outstanding Avalon notes for an equivalent amount of new Avalon notes. The form and terms of the new Avalon notes are substantially identical to the original Avalon notes except that they are registered under the Securities Act and, therefore, are not subject to the same transfer restrictions.

The Avalon notes are guaranteed by certain subsidiaries of CC V Holdings.

In the event of specified change of control events, holders of the Avalon notes have the right to sell their Avalon notes to the issuers of the Avalon notes at 101% of the total principal amount of the Avalon notes, plus accrued and unpaid interest, if any, to the date of purchase.

Our acquisition of Avalon triggered this right. In January 2000, we completed change of control offers in which we repurchased $16.3 million total accreted value of the 11.875% notes at a purchase price of 101% of accreted value as of January 28, 2000. The repurchase price of $11 million was funded with proceeds of the sale of the January 2000 Charter Holdings notes.

On December 1, 2003, the issuers redeemed at par value an amount equal to $369.79 per $1,000 in principal amount at maturity of each senior discount note then outstanding. Based on the amount outstanding on December 1, 2003, the redemption amount was $67 million.

There were no current payments of cash interest on the Avalon notes before December 1, 2003. The Avalon notes accreted in value at a rate of 11.875% per year, compounded semi-annually, to a total principal amount of $180 million on December 1, 2003. At December 31, 2003, after principal repayments in the fourth quarter of 2003, the total principal amount outstanding was $113 million. Since December 1, 2003, cash interest on the Avalon notes:

•	accrues at the rate of 11.875% per year on the principal amount at maturity; and

•	is payable semi-annually in arrears on June 1 and December 1 of each year, commencing June 1, 2004.

After December 1, 2003, the issuers of the Avalon notes may redeem the Avalon notes, in whole or in part, at a specified premium. The optional redemption price declines to 100% of the principal amount of the Avalon notes redeemed, plus accrued and unpaid interest, if any, for redemptions on or after December 1, 2006.

The limitations on incurrence of debt contained in the indenture governing the CC V notes permit the CC V issuers and their restricted subsidiaries to incur additional debt or issue shares of preferred stock, so long as we are not in default under the CC V indenture:

•	if, after giving effect to the incurrence, the CC V issuers could meet a leverage ratio (ratio of consolidated debt to four times consolidated cash flow from the most recent quarter) of 6.5 to 1.0, and, regardless of whether the leverage ratio could be met,

•	up to approximately $346 million of debt under a credit facility,

•	up to $10 million of debt incurred to finance the purchase of new assets,

•	up to $15 million of additional debt, and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt and interest rate swaps to provide protection against fluctuation in interest rates.

The indenture governing the CC V notes permits the CC V issuers to incur debt under one of the categories above, and reclassify the debt into a different category. The CC VIII, LLC credit agreement generally imposes more restrictive limitations on incurring new debt, so CC VIII Operating and its subsidiaries are not permitted to utilize the full debt incurrence capability provided by the indenture covenants provided for in the CC V notes.

•	Under the indenture governing the CC V notes, the CC V issuers and their restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, make restricted investments, or make other specified restricted payments only if CC V could, after giving effect thereto, incur $1.00 of additional debt under the leverage ratio test, which would require that the CC V issuers meet the 6.5 to 1.0 leverage ratio of the indebtedness covenant and no default would exist or result as a consequence thereof. If those conditions are met, the CC V issuers and their restricted subsidiaries are permitted to make restricted payments in a total amount not to exceed the result of 100% of the CC V issuers’ consolidated cash flow, minus 1.4 times their consolidated interest expense, plus 100% of new equity proceeds received by the CC V issuers, plus returns on certain investments, all cumulatively from January 1, 1999. The CC V issuers and their restricted subsidiaries may make permitted investments up to $10 million and other specified permitted investments, restricted payments up to $5 million, and other specified restricted payments without meeting the foregoing test.

•	The CC V issuers and their restricted subsidiaries are not permitted to grant liens on their assets other than specified permitted liens. Permitted liens include liens securing debt permitted by the covenant limiting incurrence of debt, liens securing amounts up to the greater of $15 million or 5% of total assets, certain existing liens and specified liens incurred in the ordinary course of business.

•	The CC V issuers are generally not permitted to sell or otherwise dispose of all or substantially all of their assets or merge with or into other companies unless the CC V issuers and their subsidiaries could incur $1.00 of additional debt under the leverage ratio test described above, after giving effect to the transaction.

•	The CC V issuers and their subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, equity interests, unless they receive consideration at least equal to the fair market value of the assets or equity interests, with at least 75% of the consideration for such sale consisting of a controlling interest in a permitted business or assets useful in a permitted business or cash, assumption of liabilities or securities promptly converted into cash. The CC V issuers and their restricted subsidiaries are then required within 360 days after any asset sale either to commit to use the net cash proceeds over a specified threshold either to acquire assets, including controlling assets in permitted businesses, make capital expenditures or use the net cash proceeds to repay debt, or to offer to repurchase the CC V notes with any remaining proceeds.

•	The CC V issuers and their restricted subsidiaries may not engage in sale and leaseback transactions unless, at the time of the transaction, the applicable CC V issuer or restricted subsidiary could have incurred indebtedness under the leverage ratio test described above in an amount equal to the present value of the net rental payments to be made under the lease, the gross proceeds of the sale are at least equal to the fair market value of the subject property, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

•	The CC V issuers’ restricted subsidiaries may not enter into restrictions on their abilities to make dividends or distributions or transfer assets to the CC V issuers except under documents governing debt, asset sales, leases and like transactions permitted by the indenture.

•	The restricted subsidiaries of the CC V issuers are generally not permitted to guarantee or pledge assets to secure debt of the CC V issuers, unless the guarantying subsidiary issues a guarantee of the CC V notes, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

•	The CC V issuers and their restricted subsidiaries are generally not permitted to transfer equity interests in restricted subsidiaries unless the transfer is of all of the equity interests in the restricted subsidiary or the restricted subsidiary remains a restricted subsidiary and net proceeds of the equity sale are applied in accordance with the asset sales covenant. Restricted subsidiaries of the CC V issuers are not permitted to issue equity interests if as a result, the issuing subsidiary would no longer be a restricted subsidiary.

•	The indenture governing the CC V notes also restricts the ability of the CC V issuers and their restricted subsidiaries to enter into certain transactions with affiliates involving over $2.5 million without a determination by the board of directors that the transaction is on terms no less favorable than arms length, or transactions with affiliates involving consideration in excess of $10 million with affiliates without receiving an independent opinion as to the fairness of the transaction to the holders of the CC V notes.

Renaissance Notes

The 10% senior discount notes due 2008 were issued by Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Holdings Capital Corporation, with Renaissance Media Group LLC as guarantor and the United States Trust Company of New York as trustee. Renaissance Media Group LLC, which is the direct or indirect parent company of these issuers, is now a subsidiary of Charter Operating. The Renaissance 10% notes and the Renaissance guarantee are unsecured, unsubordinated debt of the issuers and the guarantor, respectively. In October 1998, the issuers of the Renaissance notes exchanged $163 million of the original issued and outstanding Renaissance notes for an equivalent value of new Renaissance notes. The form and terms of the new Renaissance notes are the same in all material respects as the form and terms of the original Renaissance notes except that the issuance of the new Renaissance notes was registered under the Securities Act.

There was no payment of any interest in respect of the Renaissance notes prior to October 15, 2003. Since October 15, 2003, interest on the Renaissance notes is payable semi-annually in arrears in cash at a rate of 10% per year. On April 15, 2003, the Renaissance notes became redeemable at the option of the issuers thereof, in whole or in part, initially at 105% of their principal amount at maturity, plus accrued interest, declining to 100% of the principal amount at maturity, plus accrued interest, on or after April 15, 2006.

Our acquisition of Renaissance triggered change of control provisions of the Renaissance notes that required us to offer to purchase the Renaissance notes at a purchase price equal to 101% of their accreted value on the date of the purchase, plus accrued interest, if any. In May 1999, we made an offer to repurchase the Renaissance notes, and holders of Renaissance notes representing 30% of the total principal amount outstanding at maturity tendered their Renaissance notes for repurchase.

The limitations on incurrence of debt contained in the indenture governing the Renaissance notes permit Renaissance Media Group and its restricted subsidiaries to incur additional debt, so long as they are not in default under the indenture:

•	if, after giving effect to the incurrence, Renaissance Media Group could meet a leverage ratio (ratio of consolidated debt to four times consolidated EBITDA, as defined, from the most recent quarter) of 6.75 to 1.0, and, regardless of whether the leverage ratio could be met,

•	up to the greater of $200 million or 4.5 times Renaissance Media Group’s consolidated annualized EBITDA, as defined,

•	up to an amount equal to 5% of Renaissance Media Group’s consolidated total assets to finance the purchase of new assets,

•	up to two times the sum of (a) the net cash proceeds of new equity issuances and capital contributions, and (b) 80% of the fair market value of property received by Renaissance Media Group or an issuer as a capital contribution, in each case received after the issue date of the Renaissance notes and not allocated to make restricted payments, and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt and interest rate swaps to provide protection against fluctuation in interest rates.

The indenture governing the Renaissance notes permits us to incur debt under one of the categories above, and reclassify the debt into a different category.

•	Under the indenture governing the Renaissance notes, Renaissance Media Group and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, make restricted investments, or make other specified restricted payments only if Renaissance Media Group could incur $1.00 of additional debt under the debt incurrence test, which requires that Renaissance Media Group meet the 6.75 to 1.0 leverage ratio after giving effect to the transaction of the indebtedness covenant and that no default exists or would occur as a consequence thereof. If those conditions are met, Renaissance Media Group and its restricted subsidiaries are permitted to make restricted payments in a total amount not to exceed the result of 100% of Renaissance Media Group’s consolidated EBITDA, as defined, minus 130% of its consolidated interest expense, plus 100% of new cash equity proceeds received by Renaissance Media Group and not allocated to the indebtedness covenant, plus returns on certain investments, all cumulatively from June 1998. Renaissance Media Group and its restricted subsidiaries may make permitted investments up to $2 million in related businesses and other specified permitted investments, restricted payments up to $10 million, dividends up to 6% each year of the net cash proceeds of public equity offerings, and other specified restricted payments without meeting the foregoing test.

•	Renaissance Media Group and its restricted subsidiaries are not permitted to grant liens on their assets other than specified permitted liens, unless corresponding liens are granted to secure the Renaissance notes. Permitted liens include liens securing debt permitted to be incurred under credit facilities, liens securing debt incurred under the incurrence of indebtedness test, in amounts up to the greater of $200 million or 4.5 times Renaissance Media Group’s consolidated EBITDA, as defined, liens as deposits for acquisitions up to 10% of the estimated purchase price, liens securing permitted financings of new assets, liens securing debt permitted to be incurred by restricted subsidiaries, and specified liens incurred in the ordinary course of business.

•	Renaissance Media Group and the issuers of the Renaissance notes are generally not permitted to sell or otherwise dispose of all or substantially all of their assets or merge with or into other companies unless their consolidated net worth after any such transaction would be no greater than their consolidated net worth immediately prior to the transaction, or unless Renaissance Media Group could incur $1.00 of additional debt under the debt incurrence test, which would require them to meet a leverage ratio of 6.75 to 1.00 after giving effect to the transaction.

•	Renaissance Media Group and its subsidiaries may generally not otherwise sell assets or, in the case of subsidiaries, equity interests, unless they receive consideration at least equal to the fair market value of the assets, consisting of at least 75% cash, temporary cash investments or assumption of debt. Charter Holdings and its restricted subsidiaries are then required within 12 months after any asset sale either to commit to use the net cash proceeds over a specified threshold either to acquire assets used in their own or related businesses or use the net cash proceeds to repay debt, or to offer to repurchase the Renaissance notes with any remaining proceeds.

•	Renaissance Media Group and its restricted subsidiaries may generally not engage in sale and leaseback transactions unless the lease term does not exceed three years or the proceeds are applied in accordance with the covenant limiting asset sales.

•	Renaissance Media Group’s restricted subsidiaries may generally not enter into restrictions on their abilities to make dividends or distributions or transfer assets to Renaissance Media Group except those not more restrictive than is customary in comparable financings.

•	The restricted subsidiaries of Renaissance Media Group are not permitted to guarantee or pledge assets to secure debt of the Renaissance Media Group or its restricted subsidiaries, unless the guarantying subsidiary issues a guarantee of the Renaissance notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

•	Renaissance Media Group and its restricted subsidiaries are generally not permitted to issue or sell equity interests in restricted subsidiaries, except sales of common stock of restricted subsidiaries so long as the proceeds of the sale are applied in accordance with the asset sale covenant, and issuances as a result of which the restricted subsidiary is no longer a restricted subsidiary and any remaining investment in that subsidiary is permitted by the covenant limiting restricted payments.

•	The indenture governing the Renaissance Notes also restricts the ability of Renaissance Media Group and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $2 million without a determination by the disinterested members of the board of directors that the transaction is on terms no less favorable than arms length, or transactions with affiliates involving over $4 million with affiliates without receiving an independent opinion as to the fairness of the transaction to Renaissance Media Group.

All of these covenants are subject to additional specified exceptions. In general, the covenants of our subsidiaries’ credit agreements are more restrictive than those of our indentures.

Our indentures include various events of default, including cross-default provisions. Under these provisions, a failure by any of the issuers or any of their restricted subsidiaries to pay at the final maturity thereof the principal amount of other indebtedness having a principal amount of $100 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the indenture governing the applicable notes. As a result, an event of default related to the failure to repay principal at maturity or the acceleration of the indebtedness under the credit facilities of our subsidiaries or the CC V and Renaissance indentures could cause a cross-default under our indentures.

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

Substantial Leverage. We and our subsidiaries have a significant amount of debt. As of December 31, 2003, our total debt was approximately $18.6 billion. In 2004, $188 million of our debt matures, and in 2005 and 2006, an additional $1.0 billion and $1.2 billion matures, respectively. In subsequent years, substantial additional amounts will become due under our remaining obligations. We believe that as a result of our significant levels of debt, our access to the debt markets could be limited when substantial amounts of our current indebtedness become due. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not available to us from borrowings under our credit facilities or from other sources, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. Further, if we are unable to refinance that debt, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. If we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution and our noteholders might not receive all principal and interest payments to which they are contractually entitled. For more information, see the section above entitled “Liquidity and Capital Resources.”

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

Furthermore, our subsidiaries’ credit facilities require our subsidiaries to maintain specified financial ratios and meet financial tests. These financial ratios tighten and may become more difficult to maintain over time. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt under the applicable agreement, and in certain cases under other agreements governing our indebtedness. Any default under the credit facilities or indentures applicable to us or our subsidiaries could adversely affect our growth, our financial condition and our results of operations and the ability to make payments on the publicly held notes of Charter and our subsidiaries, and the credit facilities of our subsidiaries. For more information, see the section above entitled “Liquidity and Capital Resources.”

Liquidity. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiaries, issuances of debt securities by us or our subsidiaries, our issuances of equity securities and cash on hand.

Our ability to operate depends on our continued access to credit under our subsidiaries’ credit facilities. Our total potential borrowing availability under the current credit facilities of our subsidiaries totaled $1.7 billion as of December 31, 2003, although the actual availability under the covenant restrictions at that time was only $828 million. Our access to those funds is subject to our satisfaction of the covenants in those credit facilities and the indentures governing our and our subsidiaries’ debt. In addition, an event of default under the credit facilities and indentures, if not waived, could result in the acceleration of those debt obligations, which would in turn result in the acceleration of other debt obligations, and could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.

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

Acceleration of Indebtedness of Our Subsidiaries. In the event of a default under our subsidiaries’ credit facilities or notes, our subsidiaries’ creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, our subsidiaries’ credit facilities and indentures will not permit our subsidiaries to distribute funds to Charter Holdco or Charter to pay interest or principal on our notes. If the amounts outstanding under such credit facilities or notes are accelerated, all of our subsidiaries’ debt and liabilities would be payable from our subsidiaries’ assets, prior to any distribution of our subsidiaries’ assets to pay the interest and principal amounts on our notes. In addition, the lenders under our subsidiaries’ credit facilities could foreclose on their collateral, which includes equity interests in our subsidiaries, and they could exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on our notes. Additionally, an acceleration or payment default under our subsidiaries’ credit facilities would cause a cross-default in the indentures governing the Charter Holdings notes, CCH II notes, CCO Holdings notes and our convertible senior notes and would trigger the cross-default provision of the Charter Operating credit agreement. Any default under any of our subsidiaries’ credit facilities or notes might adversely affect the holders of our notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

Charter Communications, Inc.’s Public Notes are Subordinated in Right of Payment to all Liabilities of our Subsidiaries. The borrowers and guarantors under the Charter Operating credit facilities, the CC VI Operating credit facilities, the Falcon credit facilities and the CC VIII Operating credit facilities are our indirect subsidiaries. A number of our subsidiaries are also obligors under other debt instruments, including Charter Holdings, CCH II and CCO Holdings, which are each a co-issuer of senior notes and/or senior discount notes. As of December 31, 2003, our total debt was approximately $18.6 billion, $17.9 billion of which would have been senior in right of payment to the Charter public notes. In a liquidation, the lenders under all of our subsidiaries’ credit facilities and the holders of the other debt instruments and all other creditors of our subsidiaries will have the right to be paid before us from any of our subsidiaries’ assets.

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

Securities Litigation and Government Investigations. A number of putative federal class action lawsuits have been filed against us and certain of our former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of other lawsuits have been filed against us in other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against us and certain of our directors and officers. Finally, two shareholders derivative suits were filed in Missouri state court against us, our then current directors and our former independent auditor; these actions were consolidated during the fourth quarter of 2002. The federal shareholders derivative suit, the Delaware class actions and the consolidated derivative suit each allege that the defendants breached their fiduciary duties.

In August 2002, we became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of our accounting and reporting practices focusing on how we reported customer numbers, and our reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that we are not currently a target of the investigation. We have also been advised by the U.S. Attorney’s Office that no member of our board of directors, including our Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. We are fully cooperating with the investigation.

On November 4, 2002, we received an informal, non-public inquiry from the staff of the SEC. The SEC subsequently issued a formal order of investigation dated January 23, 2003, and subsequent related document and testimony subpoenas. The investigation and subpoenas generally concern our prior reports with respect to our determination of the number of customers and various of our accounting policies and practices including our capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. We are fully cooperating with the SEC Staff.

Due to the inherent uncertainties of litigation and investigations, Charter cannot predict the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants.

In addition, the restatement of our 2000, 2001 and 2002 financial statements may lead to additional allegations in the pending securities class and shareholders derivative actions against us, or to additional claims being filed or to investigations being expanded or commenced. These proceedings, and our actions in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management’s attention, and could adversely affect our ability to execute our business and financial strategies.

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

Mergers, joint ventures and alliances among franchised, wireless or private cable operators, satellite television providers, local exchange carriers and others, and the repeal of certain ownership rules may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

Variable Interest Rates. At December 31, 2003, excluding the effects of hedging, approximately 39% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of December 31, 2003 and December 31, 2002, the weighted average interest rate on the bank debt was approximately 5.4%, respectively, the weighted average interest rate on the high-yield debt was approximately 10.3%, and the weighted average interest rate on the convertible debt was approximately 5.5% and 5.3%, respectively, resulting in a blended weighted average interest rate of 8.2% and 7.9%, respectively. Approximately 80% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of December 31, 2003 compared to approximately 79% at December 31, 2002.

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

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent various commercial services that take advantage of cable’s broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of February 18, 2004, approximately 34% of our current programming contracts are scheduled to expire by the end of 2004, and approximately another 11% by the end of 2005. There can be no assurance that these agreements will be renewed on favorable or comparable terms. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

Class A Common Stock and Notes Price Volatility. The market price of our Class A common stock and the publicly-traded notes issued by us and our subsidiaries has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors, which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of our debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; new regulatory legislation adopted in the United States; and any action taken or requirements imposed by Nasdaq if our Class A common stock trades below $1.00 per share for over 30 consecutive trading days.

In addition, the securities market in general, and the Nasdaq National Market and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our Class A common stock and our subsidiaries’ notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company’s securities, and several purported class action lawsuits were filed against us in 2001 and 2002, following a decline in our stock price.

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

Long-Term Indebtedness — Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under the Charter convertible senior notes or the notes and credit facilities of our subsidiaries following a change of control. Under the indentures governing the Charter convertible senior notes, upon the occurrence of specified change of control events, including certain specified dispositions of our stock by Mr. Allen, we are required to offer to repurchase all of the outstanding Charter convertible senior notes. However, we may not have sufficient funds at the time of the change of control event to make the required repurchase of the Charter convertible senior notes and our subsidiaries are limited in their ability to make distributions or other payments to us to fund any required repurchase. In addition, a change of control under our subsidiaries’ credit facilities and indentures governing their notes would require the repayment of borrowings under those credit facilities and indentures. Because such credit facilities and notes are obligations of our subsidiaries, the credit facilities and the notes would have to be repaid by our subsidiaries before their assets could be available to us to repurchase the Charter convertible senior notes. Our failure to make or complete a change of control offer would place us in default under the Charter convertible senior notes. The failure of our subsidiaries to make a change of control offer or repay the amounts outstanding under their credit facilities would place them in default of these agreements and could result in a default under the indentures governing the Charter convertible senior notes.

Regulation and Legislation. Cable systems are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the FCC were to require cable systems to carry both the analog and digital versions of local broadcast signals or multiple channels added by digital broadcasters. The FCC is currently conducting a proceeding in which it is considering this channel usage possibility, although it recently issued a tentative decision against such dual carriage. In addition, the carriage of new high definition broadcast and satellite programming services over the next few years may consume significant amounts of system capacity without contributing to proportionate increases in system revenue.

There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part a FCC ruling defining cable modem service as an “information service” and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service” but is part “telecommunications service” and part “information service.” The decision will likely be appealed, but it may possibly lead to cable operators having to contribute to the federal government’s universal service fund, to open access requirements, and to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

A recent court decision concerning the Digital Millennium Copyright Act (“DMCA”) has enabled copyright owners to obtain expedited subpoenas compelling disclosure by Internet service providers of the names of customers that are otherwise known only by an Internet protocol, or IP, address or screen name. This has led to a marked increase in the volume of subpoenas received by us, as copyright owners seek to constrain the use of peer-to-peer networks for unauthorized copying and distribution of copyrighted works. Internet service providers also have a DMCA obligation to adopt and implement a policy of terminating the accounts of repeat copyright infringers. The increased activity and responsibilities in this area pose an additional burden on our operations.

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

At December 31, 2003 and 2002, we had outstanding $3.0 billion and $3.4 billion and $520 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” for further information regarding the fair values and contract terms of our interest rate agreements.

Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before December 31, 2003, the FIN 46R will be applied beginning on March 31, 2004. For any variable interest entities that must be consolidated under FIN 46R that were created before December 31, 2003, the assets, liabilities and noncontrolling interests of the variable interest entity initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entity. We have identified DBroadband Holdings, LLC as a variable interest entity in accordance with FIN 46R. As we are not the primary beneficiary of the variable interest entity (as defined by FIN 46R), DBroadband Holdings, LLC has not been included in our consolidated financial statements. In future periods, we will continue to reassess our relationship with DBroadband Holdings, LLC to ensure proper recognition of the relationship in accordance with FIN 46R. See “Item 13. Certain Relationships and Related Transactions — Third Party Business Relationships in which Mr. Allen has an Interest — Digeo, Inc.”

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of interpretative guidance on revenue recognition. SAB No. 104 became effective immediately upon release and requires registrants to either restate prior financial statements or report a change in accounting principle. The adoption of SAB No. 104 did not have a material impact on our consolidated financial statements.

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

As of December 31, 2003 and 2002, long-term debt totaled approximately $18.6 billion and $18.7 billion, respectively. This debt was comprised of approximately $7.2 billion and $7.8 billion of debt under our subsidiaries’ credit facilities, $10.6 billion and $9.5 billion of high-yield debt and approximately $774 million and $1.4 billion of debt related to our convertible senior notes at December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the weighted average rate on the bank debt was approximately 5.4%, the weighted average rate on the high-yield debt was approximately 10.3%, and the weighted average rate on the convertible debt was approximately 5.5% and 5.3%, respectively, resulting in a blended weighted average interest rate of 8.2% and 7.9%, respectively. Approximately 80% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of December 31, 2003 compared to approximately 79% at December 31, 2002. The fair value of our total high-yield debt was $10.6 billion and $4.4 billion at December 31, 2003 and 2002, respectively. The fair value of bank debt was $6.9 billion and $6.4 billion at December 31, 2003 and 2002, respectively. The fair value of high-yield debt and bank debt is based on quoted market prices.

We have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those which effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2003, 2002 and 2001, net gain (loss) on derivative instruments and hedging activities includes gains of $8 million and losses of $14 million and $2 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. For the years ended December 31, 2003, 2002 and 2001, a gain of $48 million and losses of $65 million and $39 million, respectively, related to derivative instruments designated as cash flow hedges were recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges, as they do not meet the effectiveness criteria specified by SFAS No. 133. However, we believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as gain (loss) on derivative instruments and hedging activities in our statements of operations. For the years ended December 31, 2003, 2002 and 2001, net gain (loss) on derivative instruments and hedging activities includes gains of $57 million and losses of $101 million and $48 million, respectively, for interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2003 (dollars in millions):

								Fair Value at
	2004	2005	2006	2007	2008	Thereafter	Total	December 31, 2003
Debt
Fixed Rate	$—	$618	$156	$451	$227	$10,529	$11,981	$10,590
Average Interest Rate	—	5.75%	4.75%	8.25%	10.93%	10.43%	10.04%
Variable Rate	$188	$426	$999	$2,080	$3,534	$—	$7,227	$6,949
Average Interest Rate	3.40%	4.99%	6.12%	6.85%	7.91%	—	7.07%
Interest Rate Instruments
Variable to Fixed Swaps	$715	$990	$873	$400	$—	$—	$2,978	$171
Average Pay Rate	7.36%	7.10%	7.30%	7.35%	—	—	7.25%
Average Receive Rate	3.68%	5.28%	6.43%	7.00%	—	—	5.46%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 2003.

At December 31, 2003 and 2002, we had outstanding $3.0 billion and $3.4 billion and $520 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The collar agreements are structured so that if LIBOR falls below 5.3%, we pay 6.7%. If the LIBOR rate is between 5.3% and 8.0%, we pay LIBOR. If LIBOR falls between 8.0% and 9.9%, the LIBOR rate is capped at 8.0%. If rates go above 9.9%, the cap is removed. The fair value of the collar agreements is a liability of $8 million at December 31, 2003.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previously reported in our Current Report on Form 8-K, dated April 22, 2002 and filed on April 26, 2002.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this annual report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, Charter’s management believes that its controls do provide such reasonable assurances.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

The persons listed below are directors of Charter. All of our directors are elected annually.

Name	Position(s)
Paul G. Allen	Chairman of the board of directors
Charles M. Lillis	Director
David C. Merritt	Director
Marc B. Nathanson	Director
Nancy B. Peretsman	Director
John H. Tory	Director
William D. Savoy	Director
Carl E. Vogel	Director, President and Chief Executive Officer
Larry W. Wangberg	Director

The following sets forth certain biographical information as of December 31, 2003 with respect to the directors listed above.

Paul G. Allen, 50, has been Chairman of the board of directors of Charter since July 1999, and Chairman of the board of directors of Charter Investment, Inc. (a predecessor to, and currently an affiliate of, Charter) since December 1998. Mr. Allen, co-founder of Microsoft Corporation, has been a private investor for more than 15 years, with interests in over 50 technology, telecommunications, content and biotech companies. Mr. Allen’s investments include Vulcan Inc., Vulcan Productions, Inc., the Portland Trail Blazers NBA and Seattle Seahawks NFL franchises, and investments in TechTV L.L.C., DreamWorks LLC, and Oxygen Media. In addition, he is a director of TechTV L.L.C., Vulcan Programming Inc., Vulcan Ventures, Vulcan Inc. (f/k/a Vulcan Northwest), Vulcan Cable III, Inc. and numerous privately held companies.

Charles M. Lillis, 62, was elected to the board of directors of Charter in October 2003. Presently, he is the Managing Partner of Lone Tree Capital, which he co-founded in 2002. Mr. Lillis served as Chairman and Chief Executive Officer of MediaOne Group, Inc. from June 1998 to May 2000. He served as Chief Executive Officer of MediaOne while it was a tracking stock company from November 1995 to May 1997. Prior to that, he held various senior management positions at US WEST, MediaOne’s predecessor. Before joining US WEST, he served as Dean of the University of Colorado’s College of Business and as a professor at Washington State University. In addition, he is a director and serves on the audit committees of SuperValu, Inc. and Williams Companies. Mr. Lillis is also Chairman of the University of Washington Business Advisory Board, a member of the University of Washington Foundation Board, and a former member of the University of Colorado Foundation Board. Mr. Lillis is a graduate of the University of Washington, Seattle, with an M.B.A., and he holds a doctorate of Philosophy in Business from the University of Oregon, in Eugene.

David C. Merritt, 49, was elected to the board of directors of Charter in July 2003, and was also appointed as Chairman of the Audit Committee at that time. Since October 2003, Mr. Merritt has been a Managing Director of Salem Partners, LLC, an investment banking firm. He was a Managing Director in the Entertainment Media Advisory Group at Gerard Klauer Mattison & Co., Inc., a company that provides financial advisory services to the entertainment and media industries from January 2001 through April 2003. Prior to that, he served as Chief Financial Officer of CKE Associates, Ltd., a privately held company with interests in talent management, film production, television production, music and new media from July 1999 to November 2001. He also served as a director of Laser-Pacific Media Corporation from January 2001 until October 2003 and served as Chairman of its audit committee. During December 2003, he became a director of Outdoor Channel Holdings, Inc. Mr. Merritt joined KPMG LLP in 1975 and served in a variety of capacities during his years with the firm, including national partner in charge of the media and entertainment practice and before joining CKE Associates, Mr. Merritt was an audit and consulting partner of KPMG LLP for 14 years. Mr. Merritt holds a B.S. degree in Business and Accounting from California State University - Northridge.

Marc B. Nathanson, 58, has been a director of Charter since January 2000. Mr. Nathanson is the Chairman of Mapleton Investments LLC, an investment vehicle formed in 1999. He also founded and served as Chairman and

Chief Executive Officer of Falcon Holding Group, Inc., a cable operator, and its predecessors, from 1975 until 1999. He served as Chairman and Chief Executive Officer of Enstar Communications Corporation, a cable operator, from 1988 until November 1999. Prior to 1975, Mr. Nathanson held executive positions with Teleprompter Corporation, Warner Cable and Cypress Communications Corporation. In 1995, he was appointed by the President of the United States to the Broadcasting Board of Governors, and from 1998 through September 2002, served as its Chairman. Mr. Nathanson served as Vice-Chairman and as a director of Charter pursuant to a letter agreement that expired in November 2002. See “Item 11. Executive Compensation — Employment Arrangements.”

Nancy B. Peretsman, 49, has been a director of Charter since November 1999. Ms. Peretsman has been a Managing Director and Executive Vice President of Allen & Company, LLC (formerly known as Allen & Company Incorporated), an investment bank unrelated to Paul G. Allen, since 1995. From 1983 to 1995, she was an investment banker at Salomon Brothers Inc., where she was a Managing Director since 1990. She is a director of Priceline.com Incorporated and several privately held companies. She has a B.A. degree from Princeton University and an M.B.A. degree from Yale University.

William D. Savoy, 39, has been a director of Charter since July 1999 and a director of Charter Investment, Inc. since December 1998. From 1990 to September 2003, Mr. Savoy served as an officer and a director of many affiliates of Mr. Allen, including President and a director of Vulcan Ventures Incorporated, and President of Vulcan Inc., Vulcan Programming Inc. and Vulcan Cable III, Inc., each of which is an investment vehicle owned by Mr. Allen. He currently serves as a consultant to Vulcan Inc. In connection with the termination of his employment with these affiliates of Mr. Allen, Mr. Savoy agreed to resign from Charter’s board of directors if Mr. Allen so requests. Mr. Savoy holds a B.S. degree in Computer Science, Accounting and Finance from Atlantic Union College.

John H. Tory, 49, has been a director of Charter since December 2001. Mr. Tory served as the Chief Executive Officer of Rogers Cable Inc., Canada’s largest broadband cable operator, from 1999 until 2003. From 1995 to 1999 Mr. Tory was President and Chief Executive Officer of Rogers Media Inc., a broadcasting and publishing company. Prior to joining Rogers, Mr. Tory was a Managing Partner and member of the executive committee at Tory Tory DesLauriers & Binnington, one of Canada’s largest law firms. Mr. Tory serves on the board of directors of a number of Canadian companies, including Cara Operations Limited. Mr. Tory was educated at University of Toronto Schools, Trinity College (University of Toronto) and Osgoode Hall Law School.

Carl E. Vogel, 46, has been a director, President and Chief Executive Officer of Charter since October 2001. Mr. Vogel has more than 20 years experience in telecommunications and the subscription television business. Prior to joining Charter, he was a Senior Vice President of Liberty Media Corp. from November 1999 until October 2001, and Chief Executive Officer of Liberty Satellite and Technology, a distributor of Internet data and other content via satellite, from April 2000 until October 2001. Prior to joining Liberty, Mr. Vogel was an Executive Vice President and Chief Operating Officer of Field Operations for AT&T Broadband and Internet Services with responsibility for managing operations of all of AT&T’s cable broadband properties from June 1999 until November 1999. From June 1998 to June 1999, when the business of Primestar Inc. was sold, Mr. Vogel served as Chief Executive Officer of Primestar Inc., a national provider of subscription television services, and from 1997 to 1998, he served as Chief Executive Officer of Star Choice Communications. From 1994 through 1997, Mr. Vogel served as the President and Chief Operating Officer of EchoStar Communications. He began his career at Jones Intercable in 1983. Mr. Vogel serves as a director and member of the Executive Committee of the National Cable & Telecommunications Association, CableLabs and Digeo, Inc. and serves as a director of Women in Cable and Telecommunications. Mr. Vogel holds a B.S. degree in Finance and Accounting from St. Norbert College. His employment agreement provides that he will serve on the board of directors of Charter. See “Item 11. Executive Compensation — Employment Arrangements.”

Larry W. Wangberg, 61, has been a director of Charter since January 2002. Mr. Wangberg has been a director of TechTV L.L.C., a cable television network controlled by Paul Allen, since August 1997, and also served as its Chairman and Chief Executive Officer from August 1997 through July 2002. Prior to joining TechTV L.L.C., Mr. Wangberg was Chairman and Chief Executive Officer of StarSight Telecast Inc., an interactive navigation and program guide company which later merged with Gemstar International, from 1994 to 1997. Mr. Wangberg was Chairman and Chief Executive Officer of Times Mirror Cable Television and Senior Vice President of its corporate parent, Times Mirror Co., from 1983 to 1994. He currently serves on the boards of TechTV L.L.C., Autodesk Inc., and ADC Telecommunications. Mr. Wangberg holds a bachelor’s degree in Mechanical Engineering and a master’s degree in Industrial Engineering, both from the University of Minnesota.

Board of Directors and Committees of the Board of Directors

Charter’s board of directors meets regularly throughout the year on a set schedule. The board may also hold special meetings and act by written consent from time to time if necessary. Meetings of the independent members of the board occur on the same day as regularly scheduled meetings of the full board. Management is not present at these meetings.

The board of directors delegates authority to act with respect to certain matters to board committees whose members are appointed by the board. The following are the committees of Charter’s board of directors: Audit Committee, Financing Committee, Option Plan Committee, Compensation Committee, Executive Committee and a Special Committee for matters related to the CC VIII put dispute. In addition, during 2003, there was a Special Committee related to a financing commitment letter issued by a company controlled by Paul Allen. That committee ceased to exist when the commitment letter was terminated in November 2003.

The Audit Committee, which has a written charter approved by the board, consists of three directors: Charles Lillis, John Tory and David Merritt, all of whom are believed to be independent in accordance with the applicable corporate governance listing standards of the Nasdaq National Market. Charter’s board of directors has determined that, in its judgment, David Merritt is an audit committee financial expert within the meaning of the applicable federal regulations.

Director Compensation

Commencing in July 2003, each member of the board receives an annual retainer of $40,000 in cash plus restricted stock vesting one year after date of grant with a value on the date of grant of $50,000. In addition, the Audit Committee chair receives $25,000, and each chair of each other committee receives $10,000 per year. All committee members also receive $1,000 for attendance at each committee meeting.

Each director of Charter is entitled to reimbursement for costs incurred in connection with attendance at board and committee meetings. Except as set forth below with respect to Mr. Nathanson, directors who were not employees did not receive additional compensation in 2002 or the first half of 2003. Mr. Vogel, who was President and Chief Executive Officer of Charter in 2003, was the only director who was also an employee during 2003. He did not receive any additional compensation for serving as a director or attending any meeting of the board of directors during 2003. Charter’s bylaws provide that all directors are entitled to indemnification from Charter to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses incurred in connection with or arising out of the performance by them of their duties for Charter and/or its subsidiaries.

Mr. Vogel is party to an employment agreement with Charter, which is summarized in “— Employment Arrangements.”

Marc B. Nathanson entered into a letter agreement with Charter for a term that expired in November 2002. Under this agreement, Mr. Nathanson served as Vice-Chairman and as a director of Charter. During the term of this agreement, Mr. Nathanson received a benefit equal to approximately $200,000 per year, which Charter paid to a company controlled by Mr. Nathanson. Mr. Nathanson continues to hold the title of Vice-Chairman, a non-salaried non-executive position with Charter.

Executive Officers

The following persons are executive officers of Charter Communications, Inc.:

Executive Officers	Position
Paul G. Allen	Chairman of the board of directors
Carl E. Vogel	President and Chief Executive Officer
Margaret “Maggie” A. Bellville	Executive Vice President – Chief Operating Officer
Derek Chang	Executive Vice President of Finance and Strategy
Thomas A. Cullen	Senior Vice President of Advanced Services and Business Development
Wayne H. Davis	Senior Vice President, Engineering and Technical Operations
Michael P. Huseby	Executive Vice President – Chief Financial Officer
Michael J. Lovett	Senior Vice President, Operations Support
Paul E. Martin	Senior Vice President and Principal Accounting Officer
Steven A. Schumm	Executive Vice President – Chief Administrative Officer
Curtis S. Shaw	Executive Vice President, General Counsel and Secretary

The following sets forth certain biographical information as of December 31, 2003 with respect to the officers listed above (excluding those who also serve as directors of Charter).

Margaret “Maggie” A. Bellville, 50, Executive Vice President and Chief Operating Officer. Before joining Charter in December, 2002, Ms. Bellville was President and Chief Executive Officer of Incanta Inc., a technology-based streaming content company from 2001 to 2002. Incanta Inc. filed for bankruptcy in April 2002. Prior to that, she worked for six years at Cox Communications, beginning in 1995 as Vice President of Operations, she advanced to Executive Vice President of Operations. Ms. Bellville joined Cox from Century Communications, where she served as Senior Vice President. Before that, Ms. Bellville served seven years with GTE Wireless in a variety of management and executive-level roles. A graduate of the State University of New York in Binghamton, Ms. Bellville is also a graduate of Harvard Business School’s Advanced Management Program. She currently serves on the Cable and Television Association for Marketing Education Foundation.

Derek Chang, 35, Executive Vice President of Finance and Strategy. Prior to joining Charter, Mr. Chang was Executive Vice President of the Yankees Entertainment and Sports (YES) Network, a regional sports programming network in New York where he headed corporate development and financing activities from the company’s inception in 2001 until January 2003. Prior to joining YES, he was the Chief Financial Officer and Co-Chief Operating Officer of GlobalCenter, the web hosting subsidiary of Global Crossing. Mr. Chang worked for TCI Communications/AT&T Broadband in Denver from 1997 to 2000, ultimately as Executive Vice President of Corporate Development, where he directed mergers and acquisitions activities and managed a multibillion dollar portfolio of cable joint ventures. He was with InterMedia Partners in San Francisco from 1994 to 1997 where he held a number of positions and was ultimately Treasurer. Mr. Chang received a B.A. degree from Yale University and an M.B.A. from the Stanford University Graduate School of Business.

Thomas A. Cullen, 44, Senior Vice President of Advanced Services and Business Development. From January 2001 to October 2002, Mr. Cullen was General Partner of Lone Tree Capital, a private equity partnership focused on investment opportunities in the technology and communications sector. From March 1997 to June 2000, Mr. Cullen was President of MediaOne Ventures. Prior to that, Mr. Cullen served in several capacities with MediaOne Internet Services including Vice President from April 1998 to June 2000 and Vice President of Business Development from September 1995 to March 1997. Mr. Cullen is a member of the board of directors of SportsLine USA, and a member of the Colorado State University Global Leadership Council. Mr. Cullen is a graduate of Northern Arizona University with a B.S. degree in Business Administration. He earned a Master of Business Administration from the University of Colorado, and he participated in a University of Pennsylvania, Wharton School Executive Program.

Wayne H. Davis, 50, Senior Vice President, Engineering and Technical Operations. Prior to becoming Senior Vice President, Engineering and Technical Operations, Mr. Davis was Assistant to the President/Vice President of Management Services since July 2002 and prior to that, he was Vice President of Engineering/Operations for Charter’s National Region from December 2001. Before joining Charter Mr. Davis held the position of Vice President of Engineering for Comcast Corporation, Inc. Prior to that, the held various engineering positions including Vice President of Engineering for Jones Intercable Inc. He began his career in the cable industry in 1980. He attended the State University of New York at Albany. Mr. Davis serves as an advisory board member of Cedar Point Communications, and as a board member of @Security Broadband Corp., a company in which Charter owns an equity investment interest. Mr. Davis is also a member of the Society of Cable Telecommunications Engineers.

Michael P. Huseby, 49, Executive Vice President and Chief Financial Officer. Mr. Huseby was Executive Vice President of Finance and Administration and Chief Financial Officer of AT&T Broadband from 1999 until its merger with Comcast in 2002. Prior to joining Charter in January 2004, he served as a consultant to Comcast and to Charter as President and founder of MPH Associates Inc., a privately held management and information technology firm providing consulting services to broadband industry clients. For ten years prior to joining AT&T, Mr. Huseby was a partner in the professional services firm of Andersen Worldwide. Mr. Huseby graduated from the University of Colorado at Boulder with a degree in Business Administration.

Michael J, Lovett, 42, Senior Vice President, Operations Support. Mr. Lovett joined Charter in August of 2003. Prior to joining Charter, Mr. Lovett was Chief Operating Officer of Voyant Technologies, Inc., a voice conferencing hardware/software solutions provider, from December 2001 to August 2003. From November 2000 to December 2001, he was Executive Vice President of Operations for OneSource, Inc., a startup delivering management/monitoring of firewalls and virtual private networks. Prior to that, Mr. Lovett was Regional Vice President at AT&T from June 1999 to November 2000 where he was responsible for operations. Mr. Lovett was Senior Vice President at Jones Intercable from October 1989 to June 1999 where he was responsible for operations in nine states. Mr. Lovett began his career in cable television at Centel Corporation where he held a number of positions.

Paul E. Martin, 43, Senior Vice President — Principal Accounting Officer. Prior to his promotion to his current position in April 2002, Mr. Martin was Vice President and Corporate Controller of Charter from March 2000. Prior to joining Charter in March 2000, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin received a B.S. degree with honors in Accounting from the University of Missouri — St. Louis.

Steven A. Schumm, 51, Executive Vice President and Chief Administrative Officer. Prior to joining Charter Investment, Inc. in 1998, Mr. Schumm was a partner of Ernst & Young LLP for 14 years where he was Managing Partner of Ernst & Young’s St. Louis office and a member of the Ernst & Young National Tax Committee. Mr. Schumm joined Ernst & Young in 1974 and served in a variety of capacities during his years with the firm. Mr. Schumm earned a B.S. degree in Business Administration from Saint Louis University. Mr. Schumm served as Interim Chief Financial Officer of Charter from December 2002 to January 2004.

Curtis S. Shaw, 55, Executive Vice President, General Counsel and Secretary. Mr. Shaw was promoted to Executive Vice President in October 2003. Prior to joining Charter Investment as Senior Vice President, General Counsel and Secretary in 1997, Mr. Shaw served as corporate counsel to NYNEX from 1988 through 1996. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree with honors in Economics from Trinity College and a J.D. degree from Columbia University School of Law.

Compensation Committee Interlocks and Insider Participation

In 2003, the Compensation Committee of Charter was comprised of Messrs. Paul G. Allen, William D. Savoy, and Marc B. Nathanson. In 2003, Nancy B. Peretsman and Ronald L. Nelson served as the Option Plan Committee that administered the 1999 Charter Communications Option Plan and the Charter Communications, Inc. 2001 Stock Incentive Plan until July 2003 when Mr. Nelson was replaced by David C. Merritt.

No member of the Compensation Committee or the Option Plan Committee was an officer or employee of Charter or any of its subsidiaries during 2003 except for Mr. Allen, who served as a non-employee chairman. Also, Mr. Nathanson was an officer of certain subsidiaries of Charter prior to their acquisition by Charter in 1999 and held the title of Vice-Chairman, a non-executive, non-salaried position in 2003. Mr. Allen is the 100% owner and a director of Vulcan Inc. and certain of its affiliates, which have employed Mr. Savoy as an executive officer in the past. Mr. Allen also is a director of and indirectly owns 98% of TechTV, of which Mr. Wangberg, one of our directors, is a director. Transactions between Charter and members of the Compensation Committee are more fully described in “—Director Compensation” and in “Item 13. Certain Relationships and Related Transactions — Other Miscellaneous Relationships.”

During 2003, (1) none of the executive officers of Charter served on the compensation committee of any other company that has an executive officer currently serving on the board of directors, Compensation Committee or Option Plan Committee of Charter and (2) none of the executive officers of Charter served as a director of another entity, one of whose executive officers served on the Compensation Committee or Option Plan Committee of Charter.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements were met during the year ended December 31, 2003.

Code of Ethics

In January 2003, we adopted a Code of Conduct that constitutes a Code of Ethics within the meaning of federal securities regulations for our employees, including all executive officers, and established a hotline and website for reporting alleged violations of the code of conduct, established procedures for processing complaints and implemented educational programs to inform our employees regarding the Code of Conduct. A copy of our Code of Conduct is attached as Exhibit 14.1 to this annual report.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding the compensation to those executive officers listed below for services rendered for the fiscal years ended December 31, 2001, 2002 and 2003. These officers consist of the Chief Executive Officer, each of the other four most highly compensated executive officers as of December 31, 2003, and one other highly compensated executive officer who served during 2003 but was not an executive officer on December 31, 2003.

							Long-Term
		Annual Compensation					Compensation Award
	Year				Other		Restricted	Securities	All Other
	Ended				Annual		Stock	Underlying	Compensation
Name and Principal Position	Dec. 31	Salary ($)	Bonus ($)(1)		Compensation ($)		Awards ($)(2)	Options (#)	($)(3)
Carl E. Vogel (4)	2003	1,000,000	150,000		30,345	(14)	—	750,000	12,639	(16)
President and Chief	2002	980,769	330,000	(9)	214,961	(14)	—	1,000,000	10,255	(16)
Executive Officer	2001	207,692	546,000	(9)	—		513,000	3,400,000	8,996	(16)
Margaret A. Bellville (5)	2003	581,730	203,125		30,810	(15)	—	—	109,139	(17)
Executive Vice President,	2002	9,615	150,000	(10)	—		—	500,000
Chief Operating Officer
Steven A. Schumm	2003	448,077	45,000		—		—	250,000	9,889
Executive Vice President,	2002	436,058	588,000	(11)	—		—	300,000	5,255
Chief Administrative	2001	435,000	402,000	(11)	—		—	165,000	5,250
Officer
Curtis S. Shaw (6)	2003	275,782	37,500		—		—	250,000	9,411	(18)
Executive Vice President,	2002	249,711	281,500	(12)	—		—	100,000	3,096
General Counsel and	2001	245,000	236,000	(12)	—		—	149,000	5,250
Secretary
Wayne H. Davis (7)	2003	212,885	47,500		—		—	225,000	581	(19)
Senior Vice President,
Engineering and Technical
Operations
Stephen E. Silva (8)	2003	213,005	—		—		—	—	134,345	(20)
Former Executive	2002	294,231	196,000	(13)	—		—	150,000	5,255
Vice President	2001	235,385	380,000	(13)	—		347,760	290,000	5,250
Corporate Development and
Chief Technology Officer

(1)	Includes senior management bonuses for the year 2003 under the 2003 senior management incentive plan. Mr. Vogel’s and Ms. Bellville’s bonuses are determined in accordance with the terms of their respective employment agreements. The bonus amounts for Messrs. Vogel and Silva for 2001 include the value of the vested portion of grants of restricted stock during 2001 under the Charter Communications 2001 Stock Incentive Plan, calculated based on the fair market values of the vested shares on the grant date, which pursuant to the terms of the plan is the average of the high and low trading price on the grant date. These restricted stock grants made in 2001 were immediately vested as to twenty-five percent (25%) of the shares, with the remaining shares vesting in 36 equal monthly installments commencing approximately 15 months from the grant date. Also, where indicated in the footnotes below, the bonuses for 2002 and 2001 include “stay” bonuses in the form of principal and interest forgiven under the employee’s promissory note. In 2002, all the remaining principal and accrued interest on these notes was forgiven as provided by the terms of the notes, so that at December 31, 2002, these notes were no longer outstanding.

(2)	Includes the grants of Charter restricted stock made during 2001 under the Charter Communications 2001 Stock Incentive Plan, calculated based on the closing market price of the vested shares on the grant date. The total grant amounts, including both vested and unvested portions, were as follows: (i) Carl E. Vogel, 50,000 shares as of October 8, 2001 and (ii) Stephen E. Silva, 36,000 shares as of October 18, 2001. The restricted shares were immediately vested as to twenty-five percent (25%) of the shares, with the remaining shares vesting in 36 equal monthly installments commencing approximately 15 months from the grant date. Pursuant to the terms of these employees’ restricted stock agreement, each is entitled to any cash and/or stock dividends on the unvested restricted shares. The value as of the date of grant based on the closing market price of those shares that were vested immediately is disclosed in the “Bonus” column of the table. At December 31, 2003, based on a per share closing market price of $4.02 for Charter Class A common stock, the total number (and value) of Mr. Vogel’s outstanding unvested restricted stock was 23,959 shares ($96,315). Mr. Silva’s shares of unvested restricted stock were cancelled upon his resignation, effective July 1, 2003.

(3)	Except as noted for Mr. Vogel, Ms. Bellville, Mr. Shaw, Mr. Davis and Mr. Silva in notes 16, 17, 18, 19 and 20 below respectively, these amounts consist of matching contributions under Charter’s 401(k) plan. The 2002 amounts also include premiums for supplemental life insurance available to executives, and the 2003 amounts include long-term disability available to executives.

(4)	Mr. Vogel became the Chief Executive Officer of Charter in October 2001.

(5)	Ms. Bellville became the Chief Operating Officer of Charter in December 2002.

(6)	Mr. Shaw was promoted to Executive Vice President in October 2003.

(7)	Mr. Davis was promoted to Senior Vice President, Engineering and Technical Operations in March 2003.

(8)	Mr. Silva terminated his employment, effective July 1, 2003. See “— Employment Arrangements” for additional information.

(9)	Includes: (i) for 2001, $171,000, representing the value based on the fair market value on October 8, 2001, the original grant date, of 12,500 shares of Charter Class A common stock, the vested portion of Mr. Vogel’s restricted stock grant; (ii) for 2001, a one-time signing bonus of $250,000; and (iii) $330,000 and $125,000 awarded as a bonus for services performed in 2002 and 2001, respectively.

(10)	Includes a one-time signing bonus of $150,000 pursuant to an employment agreement.

(11)	Includes a “stay” bonus representing the principal and interest forgiven under employee’s promissory note, amounting to $363,000 and $342,000, respectively, for 2002 and 2001; and $225,000 and $60,000 awarded as a bonus for services performed in 2002 and 2001, respectively.

(12)	Includes a “stay” bonus representing the principal and interest forgiven under employee’s promissory note, amounting to $181,500 and $171,000, respectively, for 2002 and 2001; and $100,000 and $65,000 awarded as a bonus for services performed in 2002 and 2001, respectively.

(13)	Includes: (i) $116,000 for 2001, representing the value based on the fair market value on October 18, 2001, the original grant date, of 9,000 shares of Charter Class A common stock, the vested portion of Mr. Silva’s restricted stock grant; (ii) a “stay” bonus representing the principal and interest forgiven under employee’s promissory note, amounting to $121,000 and $114,000, respectively for 2002 and 2001; and (iii) $75,000 and $150,000 awarded as a bonus for services performed in 2002 and 2001, respectively.

(14)	Amount attributed to personal use of the corporate airplane in 2003 and $100,000 attributed to personal use and commuting in the corporate airplane in 2002 and $114,961 for purchase of a car in 2002.

(15)	Includes $26,010 attributed to personal use of the corporate airplane and $4,800 for car allowance.

(16)	Includes (i) for 2003, $2,639 paid as premium for long-term disability available for executives and $10,000 as reimbursement for tax advisory services; (ii) for 2002, $255 paid as premiums for supplemental life insurance available for executives and $10,000 as reimbursement for tax advisory services; and (iii) for 2001, $7,500 as reimbursement for legal expenses and $1,496 for COBRA expenses.

(17)	Includes for 2003, $2,955 paid as premium for long-term disability insurance available to executives, $5,000 as reimbursement for tax advisory services, $7,500 for legal services and $93,684 paid in relation to relocation expenses.

(18)	Includes for 2003, $2,287 attributed to personal use of the corporate airplane.

(19)	Includes for 2003, $581 attributed to personal use of the corporate airplane.

(20)	Includes for 2003, $128,769 paid in severance, $5,000 paid in matching contributions under Charter 401(k) plan, $576 paid as premium for long-term disability insurance available to executives.

2003 Aggregated Option Exercises and 2003 Option Value Table

The following table sets forth, for the individuals named in the Summary Compensation Table, (i) information concerning options exercised during 2003, (ii) the number of shares of our Class A common stock underlying unexercised options at year-end 2003, and (iii) the value of unexercised “in-the-money” options (i.e., the positive spread between the exercise price of outstanding options and the market value of Charter Class A common stock) on December 31, 2003.

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
	Shares Acquired on	Value	December 31, 2003 (#)(1)		December 31, 2003 ($)(2)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Carl E. Vogel	—	—	1,970,833	3,179,167	200,000	800,000
Margaret A. Bellville	—	—	250,000	250,000	250,000	250,000
Steven A. Schumm	—	—	912,136	585,545	60,000	240,000
Curtis S. Shaw	—	—	310,332	413,668	20,000	80,000
Wayne H. Davis	—	—	20,000	295,000	10,000	265,000
Stephen E. Silva	—	—	367,916	277,084	30,000	120,000

(1)	Options granted prior to 2001 and under the 1999 Charter Communications Option Plan, when vested, are exercisable for membership units of Charter Holdco, which are immediately exchanged on a one-for-one basis for shares of Charter Class A common stock upon exercise of the option. Options granted under the 2001 Stock Incentive Plan and after 2000 are exercisable for shares of Charter Class A common stock.

(2)	Based on a per share market value (closing price) of $4.02 as of December 31, 2003, for Charter Class A common stock.

2003 Option Grants

The following table shows individual grants of options made to individuals named in the Summary Compensation Table during 2003. All such grants were made under the 2001 Stock Incentive Plan and the exercise price was based upon the fair market value of Charter’s Class A common stock.

	Number of	% of			Potential Realizable Value at
	Securities	Total			Assumed Annual Rate of
	Underlying	Options			Stock Price Appreciation
	Options	Granted to	Exercise		For Option Term (2)
	Granted	Employees	Price	Expiration
Name	(#)(1)	in 2003	($/Sh)	Date	5% ($)	10% ($)
Carl E. Vogel	750,000	9.39%	4.30	10/28/13	2,025,827	5,133,843
Margaret A. Bellville	—	—	—	—	—	—
Steven A. Schumm	250,000	3.13%	4.13	12/19/13	648,548	1,643,547
Curtis S. Shaw	250,000	3.13%	4.30	10/28/13	675,276	1,711,281
Wayne H. Davis	225,000	2.82%	1.60	04/29/13	225,695	571,954
Stephen E. Silva (3)	—	—	—	—	—	—

(1)	Options are transferable under limited conditions, primarily to accommodate estate planning purposes. These options generally vest in four equal installments commencing on the first anniversary following the grant date.

(2)	This column shows the hypothetical gains on the options granted based on assumed annual compound price appreciation of 5% and 10% over the full ten-year term of the options. The assumed rates of 5% and 10% appreciation are mandated by the and do not represent our estimate or projection of future prices.

(3)	Mr. Silva terminated employment in 2003 and received no options in 2003.

Option/Stock Incentive Plans

The Plans. Charter has granted stock options, restricted stock and other incentive compensation pursuant to two plans — the 1999 Charter Communications Option Plan and the 2001 Stock Incentive Plan. The 1999 Charter Communications Option Plan provided for the grant of options to purchase membership units in Charter Holdco to current and prospective employees and consultants of Charter Holdco and its affiliates and current and prospective non-employee directors of Charter. Membership units received upon exercise of any options are immediately exchanged for shares of Charter Class A common stock on a one-for-one basis.

The 2001 Stock Incentive Plan provides for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 3,000,000 shares) as each term is defined in the 2001 Stock Incentive Plan. Employees, officers, consultants and directors of Charter and its subsidiaries and affiliates are eligible to receive grants under the 2001 Stock Incentive Plan. Generally, options expire 10 years from the grant date. Unless sooner terminated by the board of directors of Charter, the 2001 Stock Incentive Plan will terminate on February 12, 2011, and no option or award can be granted thereafter.

Together, the plans allow for the issuance of up to a total of 90,000,000 shares of Charter Class A common stock (or units exchangeable for Charter Class A common stock). Any shares covered by options that are terminated under the 1999 Charter Communications Option Plan will be transferred to the 2001 Stock Incentive Plan, and no new options will be granted under the 1999 Charter Communications Option Plan. At December 31, 2003, 460,572 shares had been issued under the plans upon exercise of options, 91,978 had been issued upon vesting of restricted stock granted under the plans, and 154,562 shares were subject to future vesting under restricted stock agreements. Of the remaining 89,292,888 shares covered by the plans, as of December 31, 2003, 47,882,365 were subject to outstanding options (22,860,936 of which were vested) and 41,410,523 remain eligible for future grant.

In July 2003, we amended the plans to authorize the repricing of options, which could include reducing the exercise price per share of any outstanding option, permitting the cancellation, forfeiture or tender of outstanding options in exchange for other awards or for new options with a lower exercise price per share, or repricing or replacing any outstanding options by any other method.

In January 2004, the Compensation Committee of the board of directors of Charter approved Charter’s Long-Term Incentive Program (“LTIP”), which is a program administered under the 2001 Stock Incentive Plan. Employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees are eligible to receive stock options and performance shares. Under the LTIP, the stock options vest 25% on each of the first four anniversaries of the date of grant. The performance shares are earned on the third anniversary of the grant date, conditional upon Charter’s performance against financial performance measures and customer growth targets established by Charter’s management and approved by its board of directors as of the time of the award. No awards were made under the LTIP in 2003.

The Option Plan Committee of the board of directors of Charter administers and authorizes grants and awards under the 2001 Stock Incentive Plan to any eligible individuals. The Option Plan Committee will determine the terms of each stock option grant, restricted stock grant or other award at the time of grant, including the exercise price to be paid for the shares, the vesting schedule for each option, the price, if any, to be paid by the grantee for the restricted stock, the restrictions placed on the shares, and the time or times when the restrictions will lapse. The Option Plan Committee also has the power to accelerate the vesting of any grant or extend the term thereof.

Upon a change of control of Charter, the Option Plan Committee can shorten the exercise period of any option, have the survivor or successor entity assume the options with appropriate adjustments, or cancel options and pay out in cash. If an optionee’s or grantee’s employment is terminated without “cause” or for “good reason” following a “change in control” (as those terms are defined in the plans), unless otherwise provided in an agreement, with respect to such optionee’s or grantee’s awards under the plans, all outstanding options will become immediately and fully exercisable, all outstanding stock appreciation rights will become immediately and fully exercisable, the restrictions on the outstanding restricted stock will lapse, and all of the outstanding performance shares will vest and the restrictions on all of the outstanding performance shares will lapse as if all performance objectives had been satisfied at the maximum level.

February 2004 Option Exchange. In January 2004, Charter commenced an option exchange program in which employees of Charter and its subsidiaries were offered the right to exchange all stock options (vested and unvested) under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. Based on a sliding exchange ratio, which varied depending on the exercise price of an employee’s outstanding options, if an employee would have received more than 400 shares of restricted stock in exchange for tendered options, Charter issued to that employee shares of restricted stock in the exchange. If, based on the exchange ratios, an employee would have received 400 or fewer shares of restricted stock in exchange for tendered options, Charter instead paid to the employee cash in an amount equal to the number of shares the employee would have received multiplied by $5.00. The offer applied to options to purchase a total of 22,929,573 shares of Class A common stock, or approximately 48% of Charter’s 47,882,365 total options (vested and unvested) issued and outstanding as of December 31, 2003. Participation by employees was voluntary. Those members of Charter’s board of directors who were not also employees of Charter or any of its subsidiaries were not eligible to participate in the exchange offer.

In the closing of the exchange offer on February 20, 2004, Charter accepted for cancellation eligible options to purchase approximately 18,137,664 shares of its Class A common stock. In exchange, Charter granted approximately 1,966,686 shares of restricted stock, including 460,777 performance shares to eligible employees of the rank of senior vice president and above, and paid a total cash amount of approximately $4 million (which amount includes applicable withholding taxes) to those employees who received cash rather than shares of restricted stock. The grants of restricted stock will be effective as of February 25, 2004. Employees tendered approximately 79% of the options eligible to be exchanged under the program.

Based on the results above, the cost to Charter of the Stock Option Exchange Program was approximately $12 million, with a 2004 cash compensation expense of approximately $4 million and a non-cash compensation expense of approximately $8 million to be expensed ratably over the three-year vesting period of the restricted stock in the exchange.

Employment Arrangements

Employment Agreements. Mr. Vogel is currently employed by Charter under an employment agreement that was signed in 2001 and terminates on December 31, 2005. Ms. Bellville is employed by Charter under an employment agreement that terminates in September 2007. Of the other individuals named in the Summary Compensation Table, Mr. Silva is no longer an employee of Charter, but served in 2003 under the terms of an employment agreement signed in 2001.

Mr. Vogel is employed as President and Chief Executive Officer, earning a base annual salary of $1,000,000 and is eligible to receive an annual bonus of up to $500,000, a portion based on personal performance goals and a portion based on company performance measured against criteria established by the Board with Mr. Vogel. Pursuant to his employment agreement, Mr. Vogel was granted 3,400,000 options to purchase Charter Class A common stock and 50,000 shares of restricted stock under the Charter Communications, Inc. 2001 Stock Incentive Plan. Both the options and restricted shares vested 25% on the grant date, with the remainder vesting in 36 equal monthly installments beginning December 2002. Mr. Vogel’s agreement provides that if Mr. Vogel is terminated without cause or by Mr. Vogel for good reason (including, in the event Mr. Vogel is required to report, directly or indirectly, to persons other than the Board), he is entitled to his aggregate base salary due during the remainder of the term and full prorated benefits for the year in which termination occurs. Mr. Vogel’s agreement includes a covenant not to compete for the balance of the initial term or any renewal term, but no more than one year in the event of termination without cause or by employee with good reason. Mr. Vogel’s agreement entitles him to participate in any disability insurance, pensions or other benefit plans afforded to employees generally or to executives of Charter, including Charter’s Long-Term Incentive Program. Charter agreed to reimburse Mr. Vogel annually for the cost of term life insurance in the amount of $5 million, although he declined this reimbursement in 2001, 2002 and 2003. Mr. Vogel is entitled to reimbursement of fees and dues for his membership in a country club of his choice, which he declined in 2001, 2002 and 2003 and reimbursement for up to $10,000 per year for tax, legal and financial planning services. His agreement also provides for a car and associated expenses for Mr. Vogel’s use. Mr. Vogel’s agreement provides for automatic one-year renewals and also provides that Charter will cause him to be elected to the Charter board of directors without any additional compensation.

Ms. Bellville is currently employed by Charter under an employment agreement that was entered into as of April 27, 2003 and terminates on September 1, 2007. Her annual base salary is $625,000 and she is eligible to receive an annual bonus in an amount to be determined by the board of directors of Charter, with a contractual minimum for 2003 of $203,125. Commencing in 2004, Ms. Bellville is eligible to receive a target annual bonus equal to 100% of her base salary for the applicable year at the discretion of the board of directors, 50% to be based on personal performance goals and 50% to be based on overall company performance. Under a prior offer letter dated December 3, 2002, Ms. Bellville was granted 500,000 options to purchase share of Charter Class A common stock, which vested 25% on the date of the grant (December 9, 2002), with the balance to vest in 36 equal installments commencing January 2003. Ms. Bellville’s employment agreement provides that if she is terminated by Charter without cause or if she terminates the agreement for good reason (including due to a change in control of Charter or if Ms. Bellville is required to report, directly or indirectly, to persons other than the Chief Executive Officer), Charter will pay Ms. Bellville an amount equal to the aggregate base salary due to Ms. Bellville during the remainder of the term, or renewal term and a full prorated bonus for the year in which the termination occurs, within thirty days of termination. Ms. Bellville’s agreement includes a covenant not to compete for the balance of the initial term or any renewal term, but no more than one year, in the event of termination without cause or by employee with good reason. Her agreement further provides that she is entitled to participate in any disability insurance, pension or other benefit plan afforded to employees generally or to executives of Charter, including Charter’s Long-Term Incentive Program. Ms. Bellville is entitled to a monthly car allowance and reimbursement for all business expenses associated with the use of such car. Ms. Bellville’s agreement provides that she is entitled to the reimbursement of dues for her membership in a country club of her choice, and reimbursement for up to $5,000 per year for tax, legal and financial planning services. Her base salary may be increased at the discretion of the board of directors of Charter. Ms. Bellville’s agreement provides for automatic one-year renewals.

Mr. Silva was employed as Executive Vice President – Corporate Development and Chief Technology Officer. Until his resignation in July 2003, he received a base salary of $300,000 and was eligible to receive an annual bonus of up to 50% of base, according to Charter’s Executive Bonus Policy in accordance with past practices, and additional bonuses at the discretion of the Board. Pursuant to his employment agreement, Mr. Silva received 36,000 shares of restricted stock under the Charter Communications, Inc. 2001 Stock Incentive Plan. Under his agreement, Mr. Silva’s restricted shares vested 25% on the grant date, with the remainder to vest in 36 equal monthly installments beginning December 2002. Mr. Silva’s agreement provided that he was eligible for any disability insurance, pension or other benefit plan offered to employees generally or to executives of Charter. Mr. Silva’s agreement also provided that, to the extent Charter does not provide life insurance in an amount at least equal to the unpaid amount of the employee’s base salary through the end of the term of his agreement, Charter would continue to pay his estate an amount equal to his base salary in installments through the end of the term.

In addition to the indemnification provisions which apply to all employees under our bylaws, each of these agreements provides that Charter will indemnify and hold harmless each employee to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses in connection with or arising out of the performance by the applicable employee of his or her duties. Each of the above agreements also contains confidentiality and non-solicitation provisions.

Mr. Chang and Mr. Huseby are employed by Charter under the terms contained in offer letters effective December 2, 2003 and January 5, 2004, respectively, each providing for an annual base salary of $400,000 and eligibility for an annual incentive target of 100% of the base salary (based on a combination of personal performance goals and overall company performance). Mr. Chang and Mr. Huseby are also eligible to participate in the Charter Communications 2001 Stock Incentive Plan. Under this plan, Mr. Chang and Mr. Huseby were each granted 350,000 options to purchase Class A common stock of Charter in December and January, respectively, and 50,000 restricted shares on December 9, 2003 and January 5, 2004, respectively. Mr. Chang and Mr. Huseby are also entitled to participate in Charter’s Long-Term Incentive Program. Mr. Huseby’s and Mr. Chang’s agreements provide that one half of each of their unvested restricted shares would immediately vest, and one half of each of their unvested options of the initial option grant would vest if (1) there is a change in Charter’s current Chief Executive Officer, (2) there is a change in reporting relationship to anyone other than the Chief Executive Officer, (3) there is a requirement that the employee relocate, (4) there is a change of control of Charter or (5) if terminated without cause. In addition, Mr. Chang and Mr. Huseby would be entitled to eighteen months of full severance benefits at their current compensation rate, plus the pro rata portion of their bonus amounts within thirty days after termination because of any of these events.

Limitation of Directors’ Liability and Indemnification Matters

Charter’s certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. The Delaware General Corporation Law provides that a corporation may eliminate or limit the personal liability of a director for monetary damages for breach of fiduciary duty as a director, except for liability for:

(1)	any breach of the director’s duty of loyalty to the corporation and its shareholders;

(2)	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

(3)	unlawful payments of dividends or unlawful stock purchases or redemptions; or

(4)	any transaction from which the director derived an improper personal benefit.

Charter’s bylaws provide that it will indemnify all persons whom it may indemnify pursuant thereto to the fullest extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling Charter pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Charter has reimbursed certain of its current and former directors, officers and employees in connection with their defense of certain legal actions. See “Item 13. Certain Relationships and Related Transactions — Other Miscellaneous Relationships — Indemnification Advances.’’

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Beneficial Ownership of Securities

The following table sets forth certain information regarding beneficial ownership of Charter’s Class A common stock as of February 29, 2004 by:

•	each person serving as a director of Charter;

•	the current chief executive officer and the other individuals named in the Summary Compensation Table;

•	all persons serving as directors and officers of Charter as a group; and

•	each person known by us to own beneficially 5% or more of the outstanding Charter Class A common stock.

     With respect to the percentage of voting power set forth in the following table:

•	each holder of Charter Class A common stock is entitled to one vote per share; and

•	each holder of Charter Class B common stock is entitled to (i) ten votes per share of Class B common stock held by such holder and its affiliates and (ii) ten votes per share of Class B Common Stock for which membership units in Charter Holdco held by such holder and its affiliates are exchangeable.

			Class A
			Shares
		Unvested	Receivable			Class B
	Number of	Restricted	on Exercise	Class A		Shares
	Class A	Class A	of Vested	Shares		Issuable
	Shares	Shares	Options or	Receivable on	Number of	upon		% of
	(Voting and	(Voting	Other	Exercise of	Class B	Exchange or	% of	Voting
Name and Address of	Investment	Power Only)	Convertible	Convertible	Shares	Conversion of	Equity	Power
Beneficial Owner	Power)(1)	(2)	Securities (3)	Sr. Notes	Owned	Units (4)	(4)(5)	(5)(6)
Paul G. Allen (7)	29,110,640	9,882	10,000		50,000	339,132,031	58.1%	92.8%
Charter Investment, Inc. (8)						222,818,858	43.0%	*
Vulcan Cable III, Inc. (9)						116,313,173	28.3%	*
Carl E. Vogel	80,208	699,792	200,000	34,786			*	*
John H. Tory	4,300	9,882	40,000				*	*
Marc B. Nathanson	370,000	9,882	50,000	46,382			*	*
Charles M. Lillis (10)		11,429					*	*
David C. Merritt		9,882					*	*
Nancy B. Peretsman	60,000	9,882	50,000				*	*
William D. Savoy		9,882	50,000				*	*
Larry W. Wangberg	3,000	9,882	40,000				*	*
Margaret A. Bellville			291,666
Curtis S. Shaw	5,000		331,583
Steven A. Schumm (11)	12,440	108,768	60,000	4,638			*	*
Wayne H. Davis	250	8,000	66,250				*	*
All current directors and executive officers as a group (18 persons)	29,669,338	1,014,377	1,261,999	88,125	50,000	339,132,031	58.3%	92.8%
Stephen E. Silva (12)			395,833				*	*
Mark Cuban (13)	19,000,000						6.4%	*
Wallace R. Weitz & Company (14)	34,100,000						11.6%	*
UBS Americas, Inc. (15)	19,520,000						6.6%	*

*	Less than 1%.

(1)	Includes shares for which the named person has:

•	sole voting and investment power; or

•	shared voting and investment power with a spouse.

Does not include shares that may be acquired through exercise of options.

(2)	Includes unvested shares of restricted stock issued under the 2001 Stock Incentive Plan (including those issued in the February 2004 option exchange for those eligible employees who elected to participate), as to which the applicable director or employee has sole voting power but not investment power.

(3)	Includes shares of Charter Class A common stock issuable upon exercise of options that have vested or will vest on or before April 29, 2004 under the 1999 Charter Communications Option Plan and the 2001 Stock Incentive Plan.

(4)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. The beneficial owners at February 29, 2004 of Charter Class B common stock, Charter Holdco membership units and convertible senior notes of Charter are deemed to be beneficial owners of an equal number of shares of Charter Class A common stock because such holdings are either convertible into Class A shares (in the case of Class B shares and convertible senior notes) or exchangeable (directly or indirectly) for Class A shares (in the case of the membership units) on a one-for-one basis. Unless otherwise noted, the named holders have sole investment and voting power with respect to the shares listed as beneficially owned. An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII, LLC membership interests following the consummation of the Bresnan put transaction on June 6, 2003. See footnote (7) below and see “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights – CC VIII.”

(5)	The calculation of this percentage assumes for each person that:

•	295,136,831 shares of Class A common stock are issued and outstanding as of February 29, 2004;

•	50,000 shares of Class B common stock held by Mr. Allen have been converted into shares of Class A common stock;

•	the acquisition by such person of all shares of Class A common stock that such person or affiliates of such person has the right to acquire upon exchange of membership units in subsidiaries or conversion of Series A Convertible Redeemable Preferred Stock or 5.75% or 4.75% convertible senior notes;

•	the acquisition by such person of all shares that may be acquired upon exercise of options to purchase shares or exchangeable membership units that have vested or will vest by February 29, 2004; and

•	that none of the other listed persons or entities has received any shares of Class A common stock that are issuable to any of such persons pursuant to the exercise of options or otherwise.

A person is deemed to have the right to acquire shares of Class A common stock with respect to options vested under the 1999 Charter Communications Option Plan. When vested, these options are exercisable for membership units of Charter Holdco, which are immediately exchanged on a one-for-one basis for shares of Charter Class A common stock. A person is also deemed to have the right to acquire shares of Class A common stock issuable upon the exercise of vested options under the 2001 Stock Incentive Plan.

(6)	The calculation of this percentage assumes that Mr. Allen’s equity interests are retained in the form that maximizes voting power (i.e., the 50,000 shares of Class B common stock held by Mr. Allen have not been converted into shares of Class A common stock; that the membership units of Charter Holdco owned by each of Vulcan Cable III, Inc. and Charter Investment, Inc. have not been exchanged for shares of Class A common stock).

(7)	The total listed includes:

•	222,818,858 membership units in Charter Holdco held by Charter Investment, Inc.; and

•	116,313,173 membership units in Charter Holdco held by Vulcan Cable III, Inc.

The listed total excludes 24,273,943 shares of Class A common stock issuable upon exchange of units of Charter Holdco, which may be issuable to Charter Investment, Inc. (which is owned by Mr. Allen) as a consequence of the closing of its acquisition of the membership interests in CC VIII, LLC that were put to Mr. Allen and were purchased by him on June 6, 2003. An issue has arisen regarding the ultimate ownership of such CC VIII, LLC membership interests following the consummation of such put transaction. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII.”

The address of this person is: 505 Fifth Avenue South, Suite 900, Seattle, WA 98104.

(8)	Includes 222,818,858 membership units in Charter Holdco, which are exchangeable for shares of Class B common stock on a one-for-one basis, which are convertible to shares of Class A common stock on a one-for-one basis. The address of this person is Charter Plaza, 12405 Powerscourt Drive, St. Louis, MO 63131.

(9)	Includes 116,313,173 membership units in Charter Holdco, which are exchangeable for shares of Class B common stock on a one-for-one basis, which are convertible to shares of Class A common stock on a one-for-one basis. The address of this person is: 505 Fifth Avenue South, Suite 900, Seattle, WA 98104.

(10)	Mr. Lillis was granted 11,429 shares of restricted Class A common stock on October 3, 2003, which shares will vest fully on the one year anniversary of the grant date.

(11)	Includes 1,000 shares for which Mr. Schumm has shared investment and voting power.

(12)	Under the terms of Mr. Silva’s severance, his options will continue to vest until October 15, 2004, and all vested options will be exercisable until 60 days thereafter.

(13)	The equity ownership reported in this table is based upon holder’s Form 13G filed with the SEC May 19, 2003. The address of this person is: 5424 Deloache, Dallas, Texas 75220.

(14)	The equity ownership reported in this table, for both the named holder and its president and primary owner, Wallace R. Weitz, is based upon holders’ Form 13G/A filed with the SEC on January 23, 2004, and reflects the holders’ ownership in its capacity as an investment advisor and not ownership for its own account. The address of this person is: 1125 South 103rd Street, Suite 600, Omaha, Nebraska 68124-6008.

(15)	The equity ownership reported in this table is based upon holder’s Form 13G filed with the SEC February 19, 2004. The address of this person is: 677 Washington Blvd., Stamford, Connecticut 06901.

Securities authorized for issuance under equity compensation plans

The following information is provided as of December 31, 2003 with respect to equity compensation plans:

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options, warrants	outstanding options,	under equity
Plan Category	and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	47,882,365 (1)	$12.48	41,410,523
Equity compensation plans not approved by security holders	186,385 (2)	$20.46	—

TOTAL	48,068,750	$12.51	41,410,523

(1)	This total does not include 154,562 shares issued pursuant to restricted stock grants made under our 2001 Stock Incentive Plan, which were subject to vesting based on continued employment.

(2)	Includes shares of Class A common stock to be issued upon exercise of options granted pursuant to an individual compensation agreement with a consultant. In addition, in December 2003, subject to certain conditions, Charter agreed (1) to exchange the 186,385 options listed above for 18,638 shares of Class A common stock, and (2) to issue to the holder options to purchase an additional 289,268 shares of Class A common stock for an exercise price of $3.905 per share.

Item 13. Certain Relationships and Related Transactions.

The following sets forth certain transactions in which we are involved in which our directors, executive officers and affiliates have or may have a material interest. The transactions fall generally into three broad categories:

•	Transactions in which Mr. Allen has an interest that arise directly out of Mr. Allen’s investment in Charter Communications, Inc. and Charter Communications Holding Company, LLC. A large number of the transactions described below arise out of Mr. Allen’s direct and indirect (through Charter Investment Inc., or the Vulcan entities, each of which Mr. Allen controls) investment in Charter and its subsidiaries as well as commitments made as consideration for the investments themselves.

•	Transactions with third party providers of products, services and content in which Mr. Allen has a material interest. Mr. Allen has numerous investments in the areas of technology and media. We have a number of commercial relationships with third parties in which Mr. Allen has an interest.

•	Other Miscellaneous Transactions. We have a limited number of transactions in which certain of the officers, directors and principal shareholders of Charter and its subsidiaries, other than Mr. Allen, have an interest.

A number of the debt instruments of our subsidiaries require delivery of fairness opinions for transactions with Mr. Allen or his affiliates involving more than $50 million. Such fairness opinions have been obtained whenever required. All of our transactions with Mr. Allen or his affiliates have been considered for approval either by the board of directors of Charter or a committee of the board of directors and, in compliance with corporate governance requirements, all related party transactions are considered by the

Audit Committee comprised entirely of independent directors. All of our transactions with Mr. Allen or his affiliates have been deemed by the board of directors or a committee of the board of directors to be in our best interest. Except where noted below, we do not believe that these transactions present any unusual risks for us that would not be present in any similar commercial transaction.

The chart below summarizes certain information with respect to these transactions. Additional information regarding these transactions is provided following the chart.

Interested
Transaction	Related Party	Description of Transaction
Intercompany Management Arrangements	Paul G. Allen	The subsidiaries of Charter Holdco paid Charter approximately $84 million for management services rendered in 2003.

Mutual Services Agreement	Paul G. Allen	Charter paid Charter Holdco $73 million for services rendered in 2003.

Management Agreement	Paul G. Allen	No fees were paid in 2003, although total management fees payable to Charter Investment, Inc., exclusive of interest, were approximately $14 million at December 31, 2003.

Tax Provisions of Charter Holdco’s Operating Agreement	Paul G. Allen	In the 2003, the operating agreement of Charter Holdco allocated certain of our tax losses to entities controlled by Paul Allen.

Channel Access Agreement	Paul G. Allen	At Vulcan Ventures’ request, we will provide Vulcan Ventures with exclusive rights for carriage on eight of our digital cable channels as partial consideration for a prior capital contribution of $1.3 billion.

Equity Put Rights	Paul G. Allen	Certain sellers of cable systems that we acquired were granted, or previously had, the right, as described below, to put to Paul Allen equity in us (in the case of Rifkin and Falcon), Charter Holdco (in the case of Rifkin) and CC VIII, LLC (in the case of Bresnan) issued to such sellers in connection with such acquisitions.

Funding Commitment of Vulcan Inc.	Paul G. Allen	Pursuant to a commitment letter dated April 14, 2003, Vulcan Inc., which is an affiliate of Paul Allen, agreed to lend, under certain circumstances, or cause an affiliate to lend to Charter Holdings or any of its subsidiaries a total amount of up to $300 million, which amount included a subfacility of up to $100 million for the issuance of letters of credit. In November 2003, we terminated the commitment. We incurred expenses to Vulcan Inc. totaling $5 million in connection with the commitment prior to termination.

TechTV Affiliation Agreement	Paul G. Allen William D. Savoy Larry W. Wangberg	We recorded approximately $1 million from TechTV under the affiliation agreement in 2003 related to launch incentives as a reduction of programming expense and paid TechTV approximately $80,600.

Oxygen Media Corporation Carriage Agreement	Paul G. Allen	We paid Oxygen Media approximately $9 million under a Carriage Agreement in exchange for programming in 2003. We recorded approximately $1 million in 2003 from Oxygen Media related to launch incentives as a

Interested
Transaction	Related Party	Description of Transaction
reduction of programming expense. We hold warrants to purchase 2.4 million shares of Oxygen Media common stock and received the rights to receive unregistered shares of Oxygen Media common stock to be issued on or prior to February 2, 2005 at a guaranteed fair market value of $34 million. We recognized approximately $9 million as a reduction of programming expense in 2003, in recognition of the guaranteed value of the investment.

Portland Trail Blazers Carriage Agreement	Paul G. Allen	We paid approximately $135,200 for rights to carry the cable broadcast of certain Trail Blazers basketball games in 2003.

Click2learn, Inc. Software License Agreement	Paul G. Allen	We paid approximately $57,100 under a Software License Agreement in 2003.

Digeo, Inc. Broadband Carriage Agreement	Paul G. Allen William D. Savoy Carl E. Vogel	We paid Digeo approximately $4 million for customized development of the i-channels and the local content tool kit in 2003.

HDNet and HDNet Movies Network	Mark Cuban	We are party to an agreement to carry two around-the-clock, high definition networks, HDNet and HDNet Movies. We paid HDNet and HDNet Movies approximately $21,900 in 2003.

Office lease agreement	David L. McCall	We paid approximately $189,200 in 2003 under an office lease agreement to a partnership controlled by Mr. McCall.

Construction Services	David L. McCall	In 2003, we paid approximately $381,300 to a construction company controlled by Mr. McCall’s brother and approximately $373,800 to a construction company controlled by Mr. McCall’s son.

Lease Arrangements	Marc B. Nathanson	We paid approximately $16,600 in 2003 to companies controlled by Mr. Nathanson under a warehouse lease agreement.

Enstar Limited Partnership Systems Purchase and Management Services	Charter officers who were appointed by a Charter Subsidiary (as general partner) to serve as officers of Enstar limited partnerships	We earned approximately $469,300 in 2003 by providing management services to the Enstar limited partnerships.

Indemnification Advances	Current and former directors and current and former officers named in certain legal proceedings	We reimbursed certain of our current and former directors and executive officers a total of approximately $8 million and $3 million for costs incurred in connection with certain litigation matters in 2003 and 2002, respectively.

The following sets forth more details regarding the transactions summarized above.

Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter and Its Subsidiaries

As noted above, a number of our related party transactions arise out of Mr. Allen’s investment in Charter and its subsidiaries. Some of these transactions are with Charter Investment, Inc. and Vulcan Ventures (both owned 100% by Mr. Allen), Charter (controlled by Mr. Allen) and Charter Holdco (approximately 46% owned by us and

54% owned by other affiliates of Mr. Allen). See “Item 1. Business – Organizational Chart” for more information regarding the ownership by Mr. Allen and certain of his affiliates.

Intercompany Management Arrangements.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries. Under these agreements, Charter provides management services for the cable systems owned or operated by its subsidiaries. These management agreements provide for reimbursement to Charter for all costs and expenses incurred by it attributable to the ownership and operation of the managed cable systems (referred to as “company expenses”), plus an additional management fee to cover additional costs incurred by Charter that are not in the nature of company expenses (such as corporate overhead, administration and salary expense). The management agreements covering the CC VI and CC VII companies limit the management fee portion payable to Charter to 5% of their respective gross revenues. Under the arrangement covering all of our other operating subsidiaries, there is no limit on the dollar amount or percentage of revenues payable as management fees, except for CC VIII, LLC, where the operating agreement limits management fees payable to amounts allowed under the CC VIII Credit Agreement. However, the total amount paid by Charter Holdco and all of its subsidiaries is limited to the amount necessary to reimburse Charter for all of its expenses, costs, losses, liabilities and damages paid or incurred by it in connection with the performance of its services under the various management agreements and in connection with its corporate overhead, administration, salary expense and similar items. The expenses subject to reimbursement include fees Charter is obligated to pay under the mutual services agreement with Charter Investment, Inc. Payment of management fees by Charter’s operating subsidiaries is subject to certain restrictions under the credit facilities and indentures of such subsidiaries and the indentures governing the Charter Holdings public debt. If any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries. Any deferred amount of the management fee will bear interest at the rate of 10% per year, compounded annually, from the date it was due and payable until the date it is paid. For the year ended December 31, 2003, the subsidiaries of Charter Holdings paid a total of $84 million in management fees to Charter.

Mutual Services Agreement

Charter, Charter Holdco and Charter Investment, Inc. are parties to a mutual services agreement whereby each party shall provide rights and services to the other parties as may be reasonably requested for the management of the entities involved and their subsidiaries, including the cable systems owned by their subsidiaries all on a cost-reimbursement basis. The officers and employees of each party are available to the other parties to provide these rights and services, and all expenses and costs incurred in providing these rights and services are paid by Charter. Each of the parties will indemnify and hold harmless the other parties and their directors, officers and employees from and against any and all claims that may be made against any of them in connection with the mutual services agreement except due to its or their gross negligence or willful misconduct. The mutual services agreement expires on November 12, 2009, and may be terminated at any time by any party upon thirty days’ written notice to the other. For the year ended December 31, 2003, Charter paid approximately $73 million to Charter Holdco for services rendered pursuant to the mutual services agreement. All such amounts are reimbursable to Charter pursuant to a management arrangement with our subsidiaries. See “ — Intercompany Management Arrangements.” The accounts and balances related to these services eliminate in consolidation. Charter Investment, Inc. no longer provides services pursuant to this agreement.

Previous Management Agreement with Charter Investment, Inc.

Prior to November 12, 1999, Charter Investment, Inc. provided management and consulting services to our operating subsidiaries for a fee equal to 3.5% of the gross revenues of the systems then owned, plus reimbursement of expenses. The balance of management fees payable under the previous management agreement was accrued with payment at the discretion of Charter Investment, Inc., with interest payable on unpaid amounts. For the year ended December 31, 2003, Charter’s subsidiaries did not pay any fees to Charter Investment, Inc. to reduce management fees payable. As of December 31, 2003, total management fees payable to Charter Investment, Inc. were approximately $14 million, exclusive of any interest that may be charged.

Charter Communications Holding Company, LLC Limited Liability Agreement — Taxes

The limited liability company agreement of Charter Holdco contains special provisions regarding the allocation of tax losses and profits among its members — Vulcan Cable III, Inc., Charter Investment, Inc. and us. In some situations, these provisions may cause us to pay more tax than would otherwise be due if Charter Holdco had allocated profits and losses among its members based generally on the number of common membership units. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes.”

Vulcan Ventures Channel Access Agreement

Vulcan Ventures, an entity controlled by Mr. Allen, Charter, Charter Investment, Inc. and Charter Holdco are parties to an agreement dated September 21, 1999 granting to Vulcan Ventures the right to use up to eight of our digital cable channels as partial consideration for a prior capital contribution of $1.325 billion. Specifically, at Vulcan Ventures’ request, we will provide Vulcan Ventures with exclusive rights for carriage of up to eight digital cable television programming services or channels on each of the digital cable systems with local and to the extent available, national control of the digital product owned, operated, controlled or managed by Charter or its subsidiaries now or in the future of 550 megahertz or more. If the system offers digital services but has less than 550 megahertz of capacity, then the programming services will be equitably reduced. Upon request of Vulcan Ventures, we will attempt to reach a comprehensive programming agreement pursuant to which it will pay the programmer, if possible, a fee per digital video customer. If such fee arrangement is not achieved, then we and the programmer shall enter into a standard programming agreement. The initial term of the channel access agreement was 10 years, and the term extends by one additional year (such that the remaining term continues to be 10 years) on each anniversary date of the agreement unless either party provides the other with notice to the contrary at least 60 days prior to such anniversary date. To date, Vulcan Ventures has not requested to use any of these channels. However, in the future it is possible that Vulcan Ventures could require us to carry programming that is less profitable to us than the programming that we would otherwise carry and our results would suffer accordingly.

Equity Put Rights

CC VIII. As part of our acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC, our indirect limited liability company subsidiary, issued, after adjustments, 24,279,943 Class A preferred membership units (collectively, the “CC VIII interest”) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the “Comcast sellers”). While held by the Comcast sellers, the CC VIII interest was entitled to a 2% priority return on its initial capital account and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII, LLC. While held by the Comcast sellers, the CC VIII interest generally did not share in the profits and losses of CC VIII, LLC. Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the “Comcast put right”). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII interest, indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII, LLC. In the event of a liquidation of CC VIII, LLC, Mr. Allen would be entitled to a priority distribution with respect to the 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC’s capital account and Mr. Allen’s capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII, LLC’s profits or losses (as computed for capital account purposes) after June 6, 2003). The limited liability company agreement of CC VIII, LLC does not provide for a mandatory redemption of the CC VIII interest.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII interest following consummation of the Comcast put right. Specifically, under the terms of the Bresnan transaction documents that were entered into in June 1999, the Comcast sellers originally would have received, after adjustments, 24,273,943 Charter Holdco membership units, but due to an FCC regulatory issue raised by the Comcast sellers shortly before closing, the Bresnan transaction was modified to provide that the Comcast sellers instead would receive the preferred equity interests in CC VIII, LLC represented by the CC VIII interest. As part of the last-minute changes to the Bresnan transaction documents, a draft amended version of the Charter Holdco limited liability company agreement was prepared, and contract provisions were drafted for that agreement that would have required an automatic exchange of the CC VIII interest for 24,273,943 Charter Holdco membership units if the Comcast sellers exercised the Comcast put right and sold the CC VIII interest to Mr. Allen or his affiliates. However, the provisions that would have required this automatic exchange did not appear in the final version of the Charter Holdco limited liability company agreement that was delivered and executed at the closing of the Bresnan transaction. The law firm that prepared the documents for the Bresnan transaction brought this matter to the attention of Charter and representatives of Mr. Allen in 2002.

Thereafter, the board of directors of Charter formed a Special Committee (currently comprised of Messrs. Tory, Wangberg and Merritt) to investigate the matter and take any other appropriate action on behalf of Charter with respect to this matter. After conducting an investigation of the relevant facts and circumstances, the Special

Committee determined that a “scrivener’s error” had occurred in February 2000 in connection with the preparation of the last-minute revisions to the Bresnan transaction documents and that, as a result, Charter should seek the reformation of the Charter Holdco limited liability company agreement, or alternative relief, in order to restore and ensure the obligation that the CC VIII interest be automatically exchanged for Charter Holdco units. The Special Committee further determined that, as part of such contract reformation or alternative relief, Mr. Allen should be required to contribute the CC VIII interest to Charter Holdco in exchange for 24,273,943 Charter Holdco membership units. The Special Committee also recommended to the board of directors of Charter that, to the extent the contract reformation is achieved, the board of directors should consider whether the CC VIII interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them.

Mr. Allen disagrees with the Special Committee’s determinations described above and has so notified the Special Committee. Mr. Allen contends that the transaction is accurately reflected in the transaction documentation and contemporaneous and subsequent company public disclosures.

The parties engaged in a process of non-binding mediation to seek to resolve this matter, without success. The Special Committee is evaluating what further actions or processes it may undertake to resolve this dispute. To accommodate further deliberation, each party has agreed to refrain from initiating legal proceedings over this matter until it has given at least ten days’ prior notice to the other. In addition, the Special Committee and Mr. Allen have determined to utilize the Delaware Court of Chancery’s program for mediation of complex business disputes in an effort to resolve the CC VIII interest dispute. If the Special Committee and Mr. Allen are unable to reach a resolution through that mediation process or to agree on an alternative dispute resolution process, the Special Committee intends to seek resolution of this dispute through judicial proceedings in an action that would be commenced, after appropriate notice, in the Delaware Court of Chancery against Mr. Allen and his affiliates seeking contract reformation, declaratory relief as to the respective rights of the parties regarding this dispute and alternative forms of legal and equitable relief. The ultimate resolution and financial impact of the dispute are not determinable at this time.

Rifkin. On September 14, 1999, Mr. Allen and Charter Holdco entered into a put agreement with certain sellers of the Rifkin cable systems that received a portion of their purchase price in the form of 3,006,202 Class A preferred membership units of Charter Holdco. This put agreement allowed these holders to compel Charter Holdco to redeem their Class A preferred membership units at any time before September 14, 2004 at $1.00 per unit, plus accretion thereon at 8% per year from September 14, 1999. Mr. Allen had guaranteed the redemption obligation of Charter Holdco. These units were put to Charter Holdco for redemption, and were redeemed on April 18, 2003 for a total price of approximately $3.9 million.

Mr. Allen also was a party to a put agreement with certain sellers of the Rifkin cable systems that received a portion of their purchase price in the form of shares of Class A common stock of Charter. Under this put agreement, such holders have the right to sell to Mr. Allen any or all of such shares of Class A common stock at $19 per share (subject to adjustments for stock splits, reorganizations and similar events), plus interest at a rate of 4.5% per year, compounded annually from November 12, 1999. Approximately 4.6 million shares were put to Mr. Allen under these agreements prior to their expiration on November 12, 2003.

Falcon. Mr. Allen also was a party to a put agreement with certain sellers of the Falcon cable systems (including Mr. Nathanson, one of our directors) that received a portion of their purchase price in the form of shares of Class A common stock of Charter. Under the Falcon put agreement, such holders had the right to sell to Mr. Allen any or all shares of Class A common stock received in the Falcon acquisition at $25.8548 per share (subject to adjustments for stock splits, reorganizations and similar events), plus interest at a rate of 4.5% per year, compounded annually from November 12, 1999. Approximately 19.4 million shares were put to Mr. Allen under these agreements prior to their expiration on November 12, 2003.

Previous Funding Commitment of Vulcan Inc.

Effective April 14, 2003, our subsidiary, Charter Communications VII, LLC, entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen, under which Vulcan Inc. agreed to lend, under certain circumstances, or cause an affiliate to lend initially to Charter Communications VII, LLC, or another subsidiary of Charter Holdings, up to $300 million, which amount included a subfacility of up to $100 million for the issuance of letters of credit. No amounts were ever drawn under the commitment letter. In November 2003, we terminated the commitment. We incurred expenses to Vulcan Inc. totaling $5 million in connection with the commitment (including an extension fee) prior to termination.

Allocation of Business Opportunities with Mr. Allen

As described under “ — Third Party Business Relationships in which Mr. Allen has an Interest” in this section, Mr. Allen and a number of his affiliates have interests in various entities that provide services or programming to our subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter and Charter Holdco, under the terms of their respective organizational documents, may not, and may not allow their subsidiaries, to engage in any business transaction outside the cable transmission business except for the Digeo, Inc. joint venture; a joint venture to develop a digital video recorder set-top terminal; an existing investment in Cable Sports Southeast, LLC, a provider of regional sports programming; as an owner of the business of Interactive Broadcaster Services Corporation or, Chat TV, an investment in @Security Broadband Corp., a company developing broadband security applications; and incidental businesses engaged in as of the closing of Charter’s initial public offering in November 1999. This restriction will remain in effect until all of the shares of Charter’s high-vote Class B common stock have been converted into shares of Class A common stock due to Mr. Allen’s equity ownership falling below specified thresholds.

Should Charter or Charter Holdco or any of their subsidiaries wish to pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to pursue the business transaction and consents to Charter or its subsidiaries engaging in the business transaction, they will be able to do so. In any such case, the restated certificate of incorporation of Charter and the limited liability company agreement of Charter Holdco would need to be amended accordingly to modify the current restrictions on the ability of such entities to engage in any business other than the cable transmission business. The cable transmission business means the business of transmitting video, audio, including telephony, and data over cable systems owned, operated or managed by Charter, Charter Holdco or any of their subsidiaries from time to time.

Under Delaware corporate law, each director of Charter, including Mr. Allen, is generally required to present to Charter, any opportunity he or she may have to acquire any cable transmission business or any company whose principal business is the ownership, operation or management of cable transmission businesses, so that we may determine whether we wish to pursue such opportunities. However, Mr. Allen and the other directors generally will not have an obligation to present other types of business opportunities to Charter and they may exploit such opportunities for their own account.

Also, conflicts could arise with respect to the allocation of corporate opportunities between us and Mr. Allen and his affiliates in connection with his investments in businesses in which we are permitted to engage under Charter’s restated certificate of incorporation and our subsidiaries’ limited liability company agreement. Certain of the indentures of our subsidiaries require the applicable issuer of notes to obtain, under certain circumstances, approval of the board of directors of Charter and, where a transaction is valued at or in excess of $50 million, a fairness opinion with respect to transactions in which Mr. Allen has an interest. We have not instituted any other formal plan or arrangement to address potential conflicts of interest.

The restrictive provisions of the organizational documents described above may limit our ability to take advantage of attractive business opportunities. Consequently, our ability to offer new products and services outside of the cable transmission business and enter into new businesses could be adversely affected, resulting in an adverse effect on our growth, financial condition and results of operations.

Mirror Notes

Charter is a holding company and its principal assets are its equity interest in Charter Holdco and certain mirror notes payable by Charter Holdco to Charter, which have the same principal amount and terms as those of Charter’s convertible senior notes. In 2003, Charter Holdco paid to Charter $68 million related to interest on the mirror notes. In connection with our repurchase of approximately $477 million of our outstanding 4.75% senior convertible notes due 2006 and approximately $132 million of our outstanding 5.75% senior convertible notes due 2005, $520 million of CCH II 10.25% senior notes were transferred (through a series of distributions) by CCH II to Charter Holdco, which in turn assigned those CCH II senior notes to us in exchange for the cancellation of mirror notes of each series having a principal amount equal to the amount of convertible notes of that series repurchased by us. As part of the closing of that transaction, Charter Holdco also paid to Charter cash in the amount of $10 million, which represented the sum of (a) all accrued and unpaid interest on the portions of the mirror notes transferred by Charter to Charter Holdco, to, but not including, the date of the closing, on the basis set forth in the mirror notes, (b) an amount equal to the total amount of cash payable by Charter in lieu of fractional interests in the 10.25% CCH II senior notes which would have otherwise been due to the holders as a consequence of the exchange and (c) the costs and expenses relating to such transactions.

Third Party Business Relationships in which Mr. Allen has an Interest

As previously noted, Mr. Allen has extensive investments in the areas of media and technology. We have a number of commercial relationships with third parties in which Mr. Allen has an interest. Mr. Allen or his affiliates own equity interests or warrants to purchase equity interests in various entities with which we do business or which provide us with products, services or programming. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated and Vulcan Inc. and is the president of Vulcan Ventures. Mr. Savoy serves as a consultant to, and is a former vice president and director of Vulcan Ventures. The various cable, media, Internet and telephony companies in which Mr. Allen has invested may mutually benefit one another. We can give no assurance, nor should you expect, that any of these business relationships will be successful, that we will realize any benefits from these relationships or that we will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

Mr. Allen and his affiliates have made, and in the future likely will make, numerous investments outside of us and our business. We cannot assure you that, in the event that we or any of our subsidiaries enter into transactions in the future with any affiliate of Mr. Allen, such transactions will be on terms as favorable to us as terms we might have obtained from an unrelated third party.

TechTV, L.L.C.

TechTV, L.L.C. (“TechTV”) operates a cable television network that offers programming related to technology. Pursuant to an affiliation agreement that originated in 1998 and that terminates in 2008, TechTV has provided us with programming for distribution via our cable systems. The affiliation agreement provides, among other things, that TechTV must offer Charter certain terms and conditions that are no less favorable in the affiliation agreement than are given to any other distributor that serves the same number of or fewer TechTV viewing customers. Additionally, pursuant to the affiliation agreement, we are entitled to incentive payments for channel launches through December 31, 2003. For the year ended December 31, 2003, we recorded approximately $1 million from TechTV related to launch incentives as a reduction of programming expense and paid approximately $80,600 to TechTV in license fees under the affiliation agreement.

Charter believes that TechTV has breached the TechTV affiliation agreement, and is involved in discussions with TechTV representatives in an effort to reach a settlement regarding the damages owed to Charter for such breach. To date, no settlement has been reached and no formal legal proceedings have been commenced. In the event the parties are not able to reach a settlement, we intend to pursue our contractual and legal rights for relief.

We believe that Vulcan Programming, which is 100% owned by Mr. Allen, owned an approximate 98% equity interest in TechTV as of December 31, 2003. Until September 2003, Mr. Savoy was the president and director of Vulcan Programming and was a director of TechTV. Mr. Wangberg, one of our directors, was the chairman, chief executive officer and a director of TechTV. Although Mr. Wangberg resigned as the chief executive officer of TechTV in July 2002, he remains a director of TechTV. Mr. Allen is a director of TechTV.

Oxygen Media Corporation

Oxygen Media LLC (“Oxygen”) provides programming content aimed at the female audience for distribution over cable systems and satellite. On July 22, 2002, Charter Holdco entered into a carriage agreement with Oxygen, whereby Charter Holdco agreed to carry programming content from Oxygen, pursuant to which we currently make Oxygen programming available to approximately 5 million of our customers. The term of the carriage agreement is retroactive to February 1, 2000, the date of launch of Oxygen programming by Charter Holdco and runs for a period of five years from that date. As the number of customers receiving the Oxygen programming increases, Charter Holdco receives volume discounts. For the year ended December 31, 2003, we paid Oxygen approximately $9 million for programming content.

In addition, Oxygen pays Charter Holdco marketing support fees for customers launched after the first year of the term of the carriage agreement up to an amount of $4 million. We recorded approximately $1 million related to launch incentives as a reduction of programming expense for the year ended December 31, 2003.

Concurrently with the execution of the programming agreement, we entered into an equity issuance agreement pursuant to which Oxygen’s parent company, Oxygen Media Corporation (“Oxygen Media”), granted a subsidiary of Charter Holdco a warrant to purchase 2.4 million shares of common stock of Oxygen Media for an exercise price of $22.00 per share. Charter Holdco will also receive unregistered shares of Oxygen Media common stock with a guaranteed fair market value on the date of issuance of $34 million, on or prior to February 2, 2005, with the exact date to be determined by Oxygen Media. We currently recognize the guaranteed value of the investment over the life of the programming agreement as a reduction of programming expense. For the year ended December 31, 2003, we recorded approximately $9 million as a reduction of programming expense. The carrying value of our investment in Oxygen was approximately $19 million as of December 31, 2003.

Mr. William Savoy, a director of Charter, Charter Holdco, and Charter Holdings, served on the board of directors of Oxygen until September 2003. As of December 31, 2003, through Vulcan Programming, Mr. Allen owned an approximate 31% interest in Oxygen assuming no exercises of outstanding warrants.

Marc Nathanson has an indirect beneficial interest of less than 1% in Oxygen.

Portland Trail Blazers

On October 7, 1996, the former owner of our Falcon cable systems entered into a letter agreement and a cable television agreement with Trail Blazers Inc. for the cable broadcast in the metropolitan area surrounding Portland, Oregon of pre-season, regular season and playoff basketball games of the Portland Trail Blazers, a National Basketball Association basketball team. Mr. Allen is the 100% owner of the Portland Trail Blazers and Trail Blazers Inc. After the acquisition of the Falcon cable systems in November 1999, we continued to operate under the terms of these agreements until their termination on September 30, 2001. Under the letter agreement, Trail Blazers Inc. was paid a fixed fee for each customer in areas directly served by the Falcon cable systems. Under the cable television agreement, we shared subscription revenues with Trail Blazers Inc. We paid approximately $135,200 for the year ended December 31, 2003 in connection with the cable broadcast of Portland Trail Blazers basketball games under the October 1996 cable television agreement.

Click2learn, Inc.

Charter Holdco executed a Software License Agreement with Click2learn, Inc. (“Click2Learn”) effective June 30, 2002. Since October 1999 Charter Holdco has purchased professional services, software and maintenance from Click2learn, a company which provides enterprise software for organizations seeking to capture, manage and disseminate knowledge throughout their extended enterprise. Mr. Allen is the founder of Click2learn. As of December 31, 2003, Mr. Allen owned an approximate 21% interest in Click2learn through 616,120 shares held of record by Vulcan Ventures and 387,096 shares issuable upon exercise of a warrant issued to Vulcan Ventures. Mr. Allen owns 100% of Vulcan Ventures. For the year ended December 31, 2003, we paid approximately $57,100 to Click2learn.

Digeo, Inc.

On March 2, 2001, a subsidiary of Charter, Charter Communications Ventures, LLC (“Charter Ventures”) entered into a broadband carriage agreement with Digeo Interactive, LLC (“Digeo Interactive”), a wholly owned subsidiary of Digeo, Inc. (“Digeo”), an entity controlled by Paul Allen. The carriage agreement provided that Digeo Interactive would provide to Charter a “portal” product, which would function as the television-based Internet portal (the initial point of entry to the Internet) for Charter’s customers who received Internet access from Charter. The agreement term was for 25 years and Charter agreed to use the Digeo portal exclusively for six years. Before the portal product was delivered to Charter, Digeo terminated development of the portal product.

On September 27, 2001, Charter and Digeo Interactive amended the broadband carriage agreement. According to the amendment, Digeo Interactive would provide to Charter the content for enhanced “Wink” interactive television services, known as Charter Interactive Channels (“i-channels”). In order to provide the i-channels, Digeo Interactive sublicensed certain Wink technologies to Charter. Charter is entitled to share in the revenues generated by the i-channels. Currently, our digital video customers who receive i-channels receive the service at no additional charge.

On September 28, 2002, Charter entered into a second amendment to its broadband carriage agreement with Digeo Interactive. This amendment supersedes the amendment of September 27, 2001. It provides for the development by Digeo Interactive of future features to be included in the Basic i-TV service provided by Digeo and for Digeo’s development of an interactive “toolkit” to enable Charter to develop interactive local content. Furthermore, Charter may request that Digeo Interactive manage local content for a fee. The amendment provides for Charter to pay for development of the Basic i-TV service as well as license fees for customers who receive the service, and for Charter and Digeo to split certain revenues earned from the service. In 2003, we paid Digeo Interactive approximately $4 million for customized development of the i-channels and the local content tool kit. We received no revenues under the broadband carriage agreement in 2003.

We are now working with Digeo Interactive on the deployment of a broadband media center for our customers that will include an integrated set-top terminal that includes a cable converter and a DVR hard drive with connectivity to other consumer electronics devices (such as stereos, MP3 players, and digital cameras). The DVR capability will enable customers to store video and audio files, and to pause, schedule, rewind and store television programs. We began an initial trial of the first version of Digeo’s media center in the third quarter of 2002 in St. Louis.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola for the purchase of 100,000 of these broadband media centers, subject to Charter’s testing and approval of product performance and functionality. It is contemplated that the software for these set-top terminals would be supplied to Motorola by Digeo. License fees for Digeo to license such software to Charter and support fees for the broadband media center and relevant content and support servers are currently under negotiation.

In March 2001, Charter Ventures and Vulcan Ventures Incorporated formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo. In connection with the execution of the broadband carriage agreement, DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from Vulcan Ventures Incorporated. The equity interest is subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. Charter Ventures has a 100% profit interest in DBroadband Holdings, LLC. Vulcan Ventures also agreed to make, through January 24, 2004, certain additional contributions through DBroadband Holdings, LLC to acquire additional equity in Digeo as necessary to maintain Charter Ventures’ pro rata interest in Digeo in the event of certain future Digeo equity financings by the founders of Digeo. These additional equity interests are also subject to a priority return of capital to Vulcan Ventures up to amounts contributed by Vulcan Ventures on Charter Ventures’ behalf. DBroadband Holdings, LLC is therefore not included in our consolidated financial statements. Pursuant to an amended version of this arrangement, in 2003, Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan Ventures aforementioned priority return. Since the formation of DBroadband Holdings, LLC, Vulcan Ventures has contributed approximately $224 million to Digeo, of which approximately $56 million was contributed on Charter Ventures’ behalf.

We believe that Vulcan Ventures, an entity controlled by Mr. Allen, owns an approximate 60% equity interest in Digeo, Inc. Messrs. Allen and Vogel are directors of Digeo. Mr. Savoy was a director and served on the compensation committee of Digeo until September 2003. Mr. Vogel owns options to purchase 10,000 shares of Digeo common stock.

Other Miscellaneous Relationships

HDNet and HDNet Movies Network

On January 10, 2003, we signed an agreement to carry two around-the-clock, high definition networks, HDNet and HDNet Movies. HDNet Movies delivers a commercial-free schedule of full-length feature films converted from 35mm to high definition, including titles from an extensive library of Warner Bros. Films. HDNet Movies will feature a mix of theatrical releases, made-for-TV movies, independent films and shorts. The HDNet channel features a variety of HDTV programming, including live sports, sitcoms, dramas, action series, documentaries, travel programs, music concerts and shows, special events, and news features including the popular HDNet World Report. HDNet also offers a selection of classic and recent television series. We paid HDNet and HDNet Movies approximately $21,900 in 2003. We believe that entities controlled by Mark Cuban owned approximately 85% of HDNet as of December 31, 2003. As of December 31, 2003, Mr. Cuban, co-founder and president of HDNet, owned approximately 6.4% of the outstanding Class A common stock of Charter.

Affiliate Leases and Agreements

David L. McCall, who served as Senior Vice President — Operations — Eastern Division during 2002 and through January 2003, is a partner in a partnership that leases office space to us under a lease agreement, which expires December 31, 2010. The partnership received approximately $189,200 pursuant to such lease and related agreements for the year ended December 31, 2003. In addition, during 2003 we paid approximately $381,300 for construction services to a construction company controlled by Mr. McCall’s brother under a construction agreement, which expired December 31, 2003. We also paid approximately $373,800 during 2003 for construction services to a construction company controlled by Mr. McCall’s son under several agreements, the last of which expired January 31, 2004.

Companies controlled by Mr. Nathanson, a director of Charter, leased certain warehouse space in Riverside, California, to our subsidiaries. For the year ended December 31, 2003, total rent paid for the Riverside warehouse space was approximately $16,600, under a lease agreement, which expired March 15, 2003.

Management Fees of Enstar Limited Partnerships

Enstar Cable Corporation, the manager of the Enstar limited partnerships through a management agreement, engaged Charter Holdco to manage the Enstar limited partnerships. Pursuant to the management agreement, Charter Holdco provides management services to the Enstar limited partnerships in exchange for management fees. The Enstar limited partnerships also purchase basic and premium programming for their systems at cost from Charter Holdco. For the year ended December 31, 2003, Charter Holdco earned approximately $469,300 by providing management services to the Enstar limited partnerships.

All of the executive officers of Charter, Charter Holdco and Charter Holdings act as officers of Enstar Communications Corporation.

Indemnification Advances

Pursuant to Charter’s by-laws (and the employment agreements of certain of our current and former officers), Charter is obligated (subject to certain limitations) to indemnify and hold harmless, to the fullest extent permitted by law, any officer, director or employee against all expense, liability and loss (including, among other things, attorneys’ fees) reasonably incurred or suffered by such officer, director or employee as a result of the fact that he or she is a party or is threatened to be made a party or is otherwise involved in any action, suit or proceeding by reason of the fact that he or she is or was a director, officer or employee of Charter. In addition, Charter is obligated to pay, as an advancement of its indemnification obligation, the expenses (including attorneys’ fees) incurred by any officer, director or employee in defending any such action, suit or proceeding in advance of its final disposition, subject to an obligation to repay those amounts under certain circumstances. Pursuant to these indemnification arrangements and as an advancement of costs, Charter has reimbursed certain of its current and former directors and executive officers a total of approximately $8 million and $3 million in respect of invoices received in 2003 and 2002, respectively, in connection with their defense of certain legal actions described herein. See “Item 3. Legal Proceedings.” Those current and former directors and officers include: Paul G. Allen, David C. Andersen, David G. Barford, Margaret A. Bellville, Mary Pat Blake, J. Christian Fenger, Kent D. Kalkwarf, Ralph G. Kelly, Jerald L. Kent, Paul E. Martin, David L. McCall, Ronald L. Nelson, Nancy B. Peretsman, John C. Pietri, William D. Savoy, Steven A. Schumm, Curtis S. Shaw, William J. Shreffler, Stephen E. Silva, James Trey Smith and Carl E. Vogel. These amounts have been submitted to Charter’s director and officer insurance carrier for reimbursement. The carrier has raised various objections to portions of these amounts, and Charter is in negotiations with the carrier regarding their reimbursement.

PART IV

Item 14. Principal Accounting Fees and Services

Audit Fees

During the years ended December 31, 2003 and 2002, we incurred fees and related expenses to KPMG LLP (“KPMG”) for the audits of our and our subsidiaries financial statements, for the review of our and our subsidiaries interim financial statements and registration statement filings for the applicable year totaling approximately $3.2 million and $6.1 million, respectively.

Audit-Related Fees

We incurred fees to KPMG of approximately $0.4 million and $0.3 million during the years ended December 31, 2003 and 2002, respectively. In 2003, these services primarily related to the audit of cable systems sold to Atlantic Broadband Finance, LLC and advisory services associated with our Sarbanes-Oxley Section 404 implementation. In 2002, these services primarily related to due diligence related to acquisitions.

All Other Fees

We incurred fees for other professional services rendered by KPMG of approximately $0 and $0.3 million during the years ended December 31, 2003 and 2002, respectively. In 2002, these services primarily related to a review of the accounts payable process and litigation support.

The Audit Committee appoints, retains, compensates and oversees the registered public accountants (subject, if applicable, to board of director and/or shareholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where non-audit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended with registered public accountants. Pre-approvals of non-audit services are sometimes delegated to a single member of the Audit Committee. However, any pre-approvals made by the Audit Committee’s designee are presented at the Audit Committee’s next regularly scheduled meeting. The Audit Committee has an obligation to consult with management on these matters. The Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2003 and 2002. Each year, including 2003, with respect to the proposed audit engagement, the Audit Committee reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

In its capacity as a committee of the Board, the Audit Committee oversees the work of the registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The registered public accounting firm reports directly to the Audit Committee. In performing its functions, the Audit Committee undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of the Audit Committee charter. For more detail of the Audit Committee’s authority and responsibilities, see Charter’s Audit Committee charter set forth in Appendix A of our 2003 Proxy Statement filed with the SEC on June 24, 2003.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements.

A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of this annual report.

(2)	Financial Statement Schedules

No financial statement schedules are required to be filed by Items 8 and 15(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	The index to the Exhibits begins on page 123 of this annual report.

We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Charter and its subsidiaries on a consolidated basis.

(b)	Reports on Form 8-K

With respect to any information furnished under Item 9 of any Report on Form 8-K listed below, the reference to such report in this Item 15(b) is not intended to, and shall not, cause such information to be deemed “filed” under the Exchange Act.

         On October 1, 2003, the registrant filed a current report on Form 8-K dated October 1, 2003 to announce that it had closed on the sale of the Port Orchard, Washington cable systems.

         On October 7, 2003, the registrant filed a current report on Form 8-K dated October 7, 2003 to announce the election of Charles M. Lillis to its board of directors.

         On November 3, 2003, the registrant filed a current report on Form 8-K dated November 3, 2003 to furnish 2003 third quarter results.

         On November 4, 2003, the registrant filed a current report on Form 8-K dated November 3, 2003 to announce that its subsidiaries, CCO Holdings, LLC and CCO Holdings Capital Corp. intended to offer senior notes due 2013 for estimated proceeds of $500 million in a private transaction.

         On November 4, 2003, the registrant filed a current report on Form 8-K dated November 4, 2003 to announce it had changed its revenue classifications in the third quarter of 2003.

         On November 6, 2003, the registrant filed a current report on Form 8-K dated November 5, 2003 to announce that its subsidiaries, CCO Holdings, LLC and CCO Holdings Capital Corp. had agreed to issue and sell $500 million 8-3/4% senior notes due 2013 in a private transaction.

         On November 12, 2003, the registrant filed a current report on Form 8-K dated November 10, 2003 to announce that its subsidiaries, CCO Holdings, LLC and CCO Holdings Capital Corp. had completed a private placement of $500 million total principal amount of 8-3/4% senior notes due 2013.

         On December 2, 2003, the registrant filed a current report on Form 8-K dated December 2, 2003 to announce the appointment of Derek Chang to the newly-created position of Executive Vice President of Finance and Strategy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Charter Communications, Inc. has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC., Registrant
By:	/s/ Carl E. Vogel
Carl E. Vogel
President and Chief Executive Officer

Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul G. Allen Paul G. Allen	Chairman of the Board of Directors	March 15, 2004
/s/ Carl E. Vogel Carl E. Vogel	President, Chief Executive Officer, Director (Principal Executive Officer)	March 15, 2004
/s/ Michael P. Huseby Michael P. Huseby	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004
/s/ Paul E. Martin Paul E. Martin	Senior Vice President and Controller (Principal Accounting Officer)	March 15, 2004
/s/ Charles M. Lillis Charles M. Lillis	Director	March 15, 2004
/s/ David C. Merritt David C. Merritt	Director	March 15, 2004
/s/ Marc B. Nathanson Marc B. Nathanson	Director	March 15, 2004
/s/ Nancy B. Peretsman Nancy B. Peretsman	Director	March 15, 2004
/s/ William D. Savoy William D. Savoy	Director	March 15, 2004
/s/ John H. Tory John H. Tory	Director	March 15, 2004
/s/ Larry W. Wangberg Larry W. Wangberg	Director	March 15, 2004

Exhibit Index

(Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit	Description
2.1(a)	Purchase and Contribution Agreement, entered into as of June 1999, by and among BCI (USA), LLC, William Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners L.P., Blackstone Family Investment Partnership III L.P., TCID of Michigan, Inc. and TCI Bresnan LLC and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 2.11 to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc. filed on September 28, 1999 (File No. 333-83887)).

2.1(b)	First Amendment to Purchase and Contribution Agreement dated as of February 14, 2000, by and among BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners, L.P., Blackstone Family Media III L.P. (as assignee of Blackstone Family Investment III, L.P.), TCID of Michigan, Inc., TCI Bresnan, LLC and Charter Communications Holding Company, LLC. (Incorporated by reference to Exhibit 2.11(a) to the current report on Form 8-K filed by Charter Communications, Inc. on February 29, 2000 (File No. 000-27927)).

2.2	Asset Purchase Agreement, dated as of September 28, 2001, between High Speed Access Corp. and Charter Communications Holding Company, LLC (including as Exhibit A, the Form of Voting Agreement, as Exhibit B, the form of Management Agreement, as Exhibit C, the form of License Agreement, and as Exhibit D, the Form of Billing Letter Agreement) (Incorporated by reference to Exhibit 10.1 to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

2.3(a)	Asset Purchase Agreement, dated August 29, 2001, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County (Incorporated by reference to Exhibit 2.1 to the current report of Form 8-K filed by Enstar IV-2, L.P. on September 13, 2001 (File No. 000-15706)).

2.3(b)	Letter of Amendment, dated September 10, 2001, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisition Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County (Incorporated by reference to Exhibit 2.1 to the current report of Form 8-K filed by Enstar IV-2, L.P. on September 13, 2001 (File No. 000-15706)).

2.3(c)	Letter of Amendment, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisition Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by Enstar Income Program IV-1, L.P. on April 22, 2002 (File No. 000-15705)).

2.4	Asset Purchase Agreement, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, and Enstar Income Program II-1, L.P. (Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K filed by Enstar Income Program II-1, L.P. on April 26, 2002 (File No. 000-14508)).

3.1(a)	Restated Certificate of Incorporation of Charter Communications, Inc. (Originally incorporated July 22, 1999) (Incorporated by reference to Exhibit 3.1 to Amendment No. 3

Exhibit	Description
to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation of Charter Communications, Inc. filed May 10, 2001 (Incorporated by reference to Exhibit 3.1(b) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927).

3.2(a)	Amended and Restated By-laws of Charter Communications, Inc. as of November 5, 1999 (Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

3.2(b)	Fourth Amendment to Amended and Restated By-Laws of Charter Communications, Inc. adopted as of October 3, 2003 (Incorporated by reference to Exhibit No. 3.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 3, 2003 (File No. 000-27927)).

3.2(c)	Fifth Amendment to Amended and Restated By-Laws of Charter Communications, Inc. adopted as of October 28, 2003 (Incorporated by reference to Exhibit No. 3.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 3, 2003 (File No. 000-27927)).

4.1	Certificate of Designation of Series A Convertible Redeemable Preferred Stock of Charter Communications, Inc. and related Certificate of Correction of Certificate of Designation (Incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

4.2	Indenture, dated as of April 9, 1998, by and among Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media Capital Corporation, Renaissance Media Group LLC and United States Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the registration statement on Forms S-4 of Renaissance Media Group LLC, Renaissance Media (Tennessee) LLC, Renaissance Media (Louisiana) LLC and Renaissance Media Capital Corporation filed on June 12, 1998 (File No. 333-56679)).

4.3(a)	Indenture, dated as of December 10, 1998, by and among Avalon Cable of Michigan Holdings, Inc., Avalon Cable LLC and Avalon Cable Holdings Finance, Inc., as issuers and The Bank of New York, as trustee for the Notes (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registration statement on Form S-4 of Avalon Cable LLC, Avalon Cable Holdings Finance, Inc., Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. filed on May 28, 1999 (File Nos. 333-75415 and 333-75453)).

4.3(b)	Supplemental Indenture, dated as of March 26, 1999, by and among Avalon Cable of Michigan Holdings, Inc., Avalon Cable LLC and Avalon Cable Holdings Finance, Inc., as issuers, Avalon Cable of Michigan, Inc., as guarantor, and The Bank of New York, as trustee for the Notes (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the registration statement on Form S-4 of Avalon Cable LLC, Avalon Cable Holdings Finance, Inc., Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. filed on May 28, 1999 (File No. 333-75415 and 333-75453)).

4.4	Indenture relating to the 8.250% Senior Notes due 2007, dated as of March 17, 1999, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.1(a) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

4.5	Indenture relating to the 8.625% Senior Notes due 2009, dated as of March 17, 1999, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.2(a) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications

Exhibit	Description
Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

4.6	Indenture relating to the 9.920% Senior Discount Notes due 2011, dated as of March 17, 1999, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.3(a) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

4.7	Indenture relating to the 10.00% Senior Notes due 2009, dated as of January 12, 2000, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.1(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

4.8	Indenture relating to the 10.25% Senior Notes due 2010, dated as of January 12, 2000, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.2(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

4.9	Indenture relating to the 11.75% Senior Discount Notes due 2010, dated as of January 12, 2000, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.3(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

4.10	Indenture relating to 5.75% Convertible Senior Notes due 2005, dated as of October 30, 2000, among Charter Communications, Inc. and BNY Midwest Trust Company as trustee (Incorporated by reference to Exhibit 10.35 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2000 (File No. 000-27927)).

4.11	Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.750% senior notes due 2009 (Incorporated by reference to Exhibit 4.2(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

4.12	Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.125% senior notes due 2011 (Incorporated by reference to Exhibit 4.2(b) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

4.13	Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 13.500% senior discount notes due 2011 (Incorporated by reference to Exhibit 4.2(c) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

4.14(a)	Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009. (Incorporated by reference to

Exhibit	Description
Exhibit 10.2(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

4.14(b)	First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (Incorporated by reference to Exhibit 10.2(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

4.14(c)	Second Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (Incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

4.15(a)	Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011. (Incorporated by reference to Exhibit 10.3(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

4.15(b)	First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (Incorporated by reference to Exhibit 10.3(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

4.15(c)	Second Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

4.16	Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.750% Senior Discount Notes due 2011. (Incorporated by reference to Exhibit 10.4(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

4.17	Indenture dated May 30, 2001 between Charter Communications, Inc. and BNY Midwest Trust Company as Trustee governing 4.75% Convertible Senior Notes due 2006. (Incorporated by reference to Exhibit 4.1(b) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

4.18(a)	Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012 (Incorporated by reference to Exhibit 10.4(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

4.18(b)	First Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012 (Incorporated by reference to Exhibit 4.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

4.19(a)	5.75% Mirror Note in the principal amount of $650 million dated as of October 30, 2000 made by Charter Communications Holding Company, LLC, a Delaware limited liability company, in favor of Charter Communications, inc., a Delaware corporation (Incorporated by reference to Exhibit 4.4(a) to the quarterly report on Form 10-Q filed by Charter

Exhibit	Description
Communications, Inc. on August 6, 2002 (File No. 000-27927)).

4.19(b)	5.75% Mirror Note in the principal amount of $100 million dated as of November 3, 2000 made by Charter Communications Holding Company, LLC, a Delaware limited liability company, in favor of Charter Communications, inc., a Delaware corporation (Incorporated by reference to Exhibit 4.4(b) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

4.20	4.75% Mirror Note in the principal amount of $632.5 million dated as of May 30, 2001, made by Charter Communications Holding Company, LLC, a Delaware limited liability company, in favor of Charter Communications, inc., a Delaware corporation (Incorporated by reference to Exhibit 4.5 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

4.21	Indenture relating to the 10.25% Senior Notes due 2010, dated as of September 23, 2003, among CCH II, LLC, CCH II Capital Corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications Inc. filed on September 26, 2003 (File No. 000-27927)).

4.22	Exchange and Registration Rights Agreement relating to 10.25% Senior Notes due 2010, dated as of September 23, 2003, among CCH II, LLC, CCH II Capital Corp., and the purchasers set forth on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on September 26, 2003 (File No. 000-27927)).

4.23	CCI Senior Notes Exchange Agreement, dated as of September 18, 2003, by and between Charter Communications, Inc., CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.4 to Charter Communications, Inc.’s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

4.24	Holdings Senior Notes Exchange Agreement, dated as of September 18, 2003, by CCH II, LLC and CCH II Capital Corp. (Incorporated by reference to Exhibit 10.5 to Charter Communications, Inc.’s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

4.25	Indenture relating to the 83/4% Senior Notes due 2013, dated as of November 10, 2003, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.’s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

4.26	Exchange and Registration Rights Agreement, dated as of November 10, 2003, by and between CCO Holdings, LLC and CCO Holdings Capital Corp. (Incorporated by reference to Exhibit 4.2 to Charter Communications, Inc.’s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

10.1	Consulting Agreement, dated as of March 10, 1999, by and between Vulcan Northwest Inc., Charter Communications, Inc. (now called Charter Investment, Inc.) and Charter Communications Holdings, LLC (Incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.2	Letter Agreement, dated September 21, 1999, by and among Charter Communications, Inc., Charter Investment, Inc., Charter Communications Holding Company, Inc. and Vulcan Ventures Inc. (Incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

10.3(a)	First Amended and Restated Mutual Services Agreement, dated as of December 21, 2000, by and between Charter Communications, Inc., Charter Investment, Inc. and Charter

Exhibit	Description
Communications Holding Company, LLC (Incorporated by reference to Exhibit 10.2(b) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

10.3(b)	Letter Agreement, dated June 19, 2003, by and among Charter Communications, Inc., Charter Communications Holding Company, LLC and Charter Investment, Inc. regarding Mutual Services Agreement (Incorporated by reference to Exhibit No. 10.5(b) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.3(c)	Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (Incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.4	Form of Management Agreement, dated as of November 9, 1999, by and between Charter Communications Holding Company, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.2(d) to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

10.5	Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.6	Management Agreement, dated as of November 12, 1999, by and between CC VI Operating Company, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.2(d) to Amendment No. 1 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on April 18, 2000 (File No. 333-77499)).

10.7	Management Agreement, dated as of November 12, 1999 by and between Falcon Cable Communications, LLC and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.2(e) to Amendment No. 1 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on April 18, 2000 (File No. 333-77499)).

10.8	Form of Exchange Agreement, dated as of November 12, 1999 by and among Charter Investment, Inc., Charter Communications, Inc., Vulcan Cable III, Inc. and Paul G. Allen (Incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

10.9	Exchange Agreement, dated as of February 14, 2000, by and among Charter Communications, Inc., BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners L.P., Blackstone Family Media, III L.P. (as assignee of Blackstone Family Investment III L.P.), TCID of Michigan, Inc., and TCI Bresnan LLC (Incorporated by reference to Exhibit 10.40 to the current report on Form 8-K of Charter Communications, Inc. filed on February 29, 2000 (File No. 000-27927)).

10.10(a)+	Charter Communications Holdings, LLC 1999 Option Plan (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.10(b)+	Assumption Agreement regarding Option Plan, dated as of May 25, 1999, by and between Charter Communications Holdings, LLC and Charter Communications Holding Company,

Exhibit	Description
LLC (Incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).

10.10(c)+	Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (Incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.10(d)+	Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (Incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.10(e)+	Amendment No. 3 to the Charter Communications 1999 Option Plan (Incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927).

10.10(f)+	Amendment No. 4 to the Charter Communications 1999 Option Plan (Incorporated by reference to Exhibit 10.10(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.11(a)+	Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).

10.11(b) +	Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.11(c)+	Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927).

10.11(d)+	Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002 (Incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927).

10.11(e)+	Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.11(f)+	Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.11(g)+*	Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan.

10.12(a)+	Letter Agreement, dated May 25, 1999, between Charter Communications, Inc. and Marc Nathanson (Incorporated by reference to Exhibit 10.36 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

10.12(b) +	Letter Agreement, dated March 27, 2000, between CC VII Holdings, LLC and Marc Nathanson, amending the Letter Agreement dated May 25, 1999 (Incorporated by reference to Exhibit 10.13(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

Exhibit	Description
10.13+	Employment Agreement between Charter Communications, Inc. and Margaret A. “Maggie” Bellville, entered into as of April 27, 2003 (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 3, 2003 (File No. 000-27927)).

10.14+	Employment Agreement, dated as of October 8, 2001, by and between Carl E. Vogel and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.15+	Employment Agreement, dated as of October 18 2001, by and between Stephen E. Silva and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.16(a)	First Amendment to Credit Agreement, among Charter Communications Operating, LLC, Charter Communications Holdings LLC and certain lenders and agents named therein, dated as of June 28, 1999 (Incorporated by reference to Exhibit 10.1(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

10.16(b)	Second Amendment to Credit Agreement, among Charter Communications Operating, LLC, Charter Communications Holdings, LLC and certain lenders and agents named therein dated as of December 14, 1999 (Incorporated by reference to Exhibit 10.1(b) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

10.16(c)	Third Amendment to Credit Agreement, among Charter Communications Operating, LLC, Charter Communications Holdings, LLC and certain lenders and agents named therein, dated as of March 18, 2000 (Incorporated by reference to Exhibit 10.1(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.16(d)	Second Amended and Restated Credit Agreement, among Charter Communications Operating, LLC, Charter Communications Holdings, LLC and certain lenders and agents named therein, dated as of June 19, 2003 (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.17(a)	Form of Credit Agreement, among Falcon Cable Communications, LLC, certain guarantors and several financial institutions or entities named therein, dated as of June 30, 1998, as amended and restated as of November 12, 1999, (Incorporated by reference to Exhibit 10.36 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

10.17(b)	Credit Agreement, dated as of June 30, 1998, as amended and restated as of November 12, 1999, as further amended and restated as of September 26, 2001, among Falcon Cable Communications, LLC, certain guarantors, and several financial institutions or entities named therein. (Incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.18(a)	Amended and Restated Credit Agreement dated as of February 2, 1999, as amended and restated as of February 14, 2000 by and among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and several financial institutions or entities named therein (Incorporated by reference to Exhibit 10.18(a) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

Exhibit	Description
10.18(b)	Second Amended and Restated Credit Agreement, among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and several financial institutions or entities named therein, dated as of February 2, 1999, as amended and restated as of January 2, 2001 (Incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K filed by Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation on April 2, 2001 (File No. 333-77499)).

10.18(c)	Third Amended and Restated Credit Agreement, among CC VIII Operating, LLC, as borrower, CC VIII Holdings, LLC, as guarantor, and certain lenders and agents named therein, dated as of February 2, 1999, as amended and restated as of January 3, 2002 (Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by Charter Communications, Inc. on January 24, 2002 (File No. 000-27927)).

10.19	Credit Agreement, among CC VI Holdings, LLC, CC VI Operating Company, LLC and several financial institutions or entities named therein, dated as of November 12, 1999 (Incorporated by reference to Exhibit 10.41 to the report on Form 8-K of Charter Communications, Inc. filed on November 29, 1999 (File No. 000-27927)).

10.20	Amended and Restated Limited Liability Company Agreement for Charter Communications Holding Company, LLC made as of August 31, 2001 (Incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.21	Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of March 31, 2003 (Incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.22	Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, dated as of June 19, 2003 (Incorporated by reference to Exhibit No. 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.23(a)	Commitment letter, dated April 14, 2003, from Vulcan Inc. to Charter Communications VII, LLC (Incorporated by reference to Exhibit No. 10.28 to the annual report on Form 10-K filed by Charter Communications, Inc. on April 15, 2003 (File No. 000-27927)).

10.23(b)	Letter from Vulcan Inc. dated June 30, 2003 amending the Commitment Letter, dated April 14, 2003 (Incorporated by reference to Exhibit No. 10.3(b) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.23(c)	Notice of Termination of Commitment, dated November 14, 2003 (Incorporated by reference to Exhibit 10.8(c) to the registration statement on Form S-4 of CCO Holdings, LLC filed on February 6, 2004 (File No. 333-112593)).

10.24+*	Employment Offer Letter, dated December 2, 2003 by and between Charter Communications, Inc. and Derek Chang.

10.25+*	Employment Offer Letter, dated December 17, 2003 by and between Charter Communications, Inc. and Michael Huseby.

14.1	Code of Conduct adopted January 28, 2003 (Incorporated by reference to Exhibit 14.1 to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

21.1*	Subsidiaries of Charter Communications, Inc.

23.1*	Consent of KPMG LLP.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit	Description
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Document attached

+	Management compensatory plan or arrangement

Independent Auditors’ Report

To the Board of Directors
Charter Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Note 19 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.

/s/ KPMG LLP

St. Louis, Missouri March 1, 2004

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127	$321
Accounts receivable, less allowance for doubtful accounts of $17 and $19, respectively	189	259
Receivables from related party	—	8
Prepaid expenses and other current assets	34	45

Total current assets	350	633

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $3,950 and $2,634, respectively	7,014	7,679
Franchises, net of accumulated amortization of $3,445 and $3,452, respectively	13,680	13,727

Total investment in cable properties, net	20,694	21,406

OTHER NONCURRENT ASSETS	320	345

Total assets	$21,364	$22,384

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,235	$1,345

Total current liabilities	1,235	1,345

LONG-TERM DEBT	18,647	18,671

DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14

OTHER LONG-TERM LIABILITIES	899	1,212

MINORITY INTEREST	689	1,050

PREFERRED STOCK – REDEEMABLE; $.001 par value; 1 million shares authorized; 545,259 and 505,664 shares issued and outstanding, respectively	55	51

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A Common stock; $.001 par value; 1.75 billion shares authorized; 295,038,606, and 294,536,830 shares issued and outstanding, respectively	—	—
Class B Common stock; $.001 par value; 750 million shares authorized; 50,000 shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized; no non-redeemable shares issued and outstanding	—	—
Additional paid-in capital	4,700	4,697
Accumulated deficit	(4,851)	(4,609)
Accumulated other comprehensive loss	(24)	(47)

Total shareholders’ equity (deficit)	(175)	41

Total liabilities and shareholders’ equity (deficit)	$21,364	$22,384

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)

	Year Ended December 31,
	2003	2002	2001
REVENUES	$4,819	$4,566	$3,807

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	1,952	1,807	1,486
Selling, general and administrative	940	963	826
Depreciation and amortization	1,479	1,439	2,693
Impairment of franchises	—	4,638	—
Gain on sale of system	(21)	—	—
Option compensation expense (income), net	4	5	(5)
Special charges, net	21	36	18
Unfavorable contracts and other settlements	(72)	—	—

	4,303	8,888	5,018

Income (loss) from operations	516	(4,322)	(1,211)

OTHER INCOME AND EXPENSES:
Interest expense, net	(1,557)	(1,503)	(1,310)
Gain (loss) on derivative instruments and hedging activities, net	65	(115)	(50)
Gain on debt exchange, net	267	—	—
Loss on equity investments	(3)	(3)	(54)
Other, net	(13)	(1)	(5)

	(1,241)	(1,622)	(1,419)

Loss before minority interest, income taxes and cumulative effect of accounting change	(725)	(5,944)	(2,630)
MINORITY INTEREST	377	3,176	1,461

Loss before income taxes and cumulative effect of accounting change	(348)	(2,768)	(1,169)
INCOME TAX BENEFIT	110	460	12

Loss before cumulative effect of accounting change	(238)	(2,308)	(1,157)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	—	(206)	(10)

Net loss	(238)	(2,514)	(1,167)
Dividends on preferred stock – redeemable	(4)	(3)	(1)

Net loss applicable to common stock	$(242)	$(2,517)	$(1,168)

LOSS PER COMMON SHARE, basic and diluted	$(0.82)	$(8.55)	$(4.33)

Weighted average common shares outstanding, basic and diluted	294,597,519	294,440,261	269,594,386

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(dollars in millions)

					Accumulated	Total
	Class A	Class B	Additional		Other	Shareholders’
	Common	Common	Paid-In	Accumulated	Comprehensive	Equity
	Stock	Stock	Capital	Deficit	Income (Loss)	(Deficit)
BALANCE, December 31, 2000	$—	$—	$3,691	$(924)	$—	$2,767
Issuance of common stock related to acquisitions	—	—	2	—	—	2
Net proceeds from issuance of common stock	—	—	1,218	—	—	1,218
Redeemable securities reclassified as equity	—	—	9	—	—	9
Contributions from Charter Investment, Inc.	—	—	25	—	—	25
Changes in fair value of interest rate agreements	—	—	—	—	(17)	(17)
Option compensation expense, net	—	—	(3)	—	—	(3)
Loss on issuance of equity by subsidiary	—	—	(253)	—	—	(253)
Stock options exercised	—	—	5	—	—	5
Dividends on preferred stock — redeemable	—	—	—	(1)	—	(1)
Net loss	—	—	—	(1,167)	—	(1,167)

BALANCE, December 31, 2001	—	—	4,694	(2,092)	(17)	2,585
Issuance of common stock related to acquisitions	—	—	2	—	—	2
Changes in fair value of interest rate agreements	—	—	—	—	(30)	(30)
Option compensation expense, net	—	—	2	—	—	2
Loss on issuance of equity by subsidiary	—	—	(1)	—	—	(1)
Dividends on preferred stock — redeemable	—	—	—	(3)	—	(3)
Net loss	—	—	—	(2,514)	—	(2,514)

BALANCE, December 31, 2002	—	—	4,697	(4,609)	(47)	41
Changes in fair value of interest rate agreements	—	—	—	—	23	23
Option compensation expense, net	—	—	2	—	—	2
Issuance of common stock related to acquisitions	—	—	2	—	—	2
Loss on issuance of equity by subsidiary	—	—	(1)	—	—	(1)
Dividends on preferred stock — redeemable	—	—	—	(4)	—	(4)
Net loss	—	—	—	(238)	—	(238)

BALANCE, December 31, 2003	$—	$—	$4,700	$(4,851)	$(24)	$(175)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(238)	$(2,514)	$(1,167)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	(377)	(3,176)	(1,461)
Depreciation and amortization	1,479	1,439	2,693
Impairment of franchises	—	4,638	—
Option compensation expense (income), net	4	5	(5)
Noncash interest expense	414	395	295
Loss on equity investments	3	3	54
Loss (gain) on derivative instruments and hedging activities, net	(65)	115	50
Gain on debt exchange, net	(267)	—	—
Gain on sale of system	(21)	—	—
Deferred income taxes	(110)	(460)	(12)
Cumulative effect of accounting change, net	—	206	10
Unfavorable contracts and other settlements	(72)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	70	27	(73)
Prepaid expenses and other current assets	5	26	(11)
Accounts payable and accrued expenses and other	(69)	47	111
Receivables from and payables to related party, including deferred management fees	9	(3)	—
Other operating activities	—	—	5

Net cash flows from operating activities	765	748	489

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(854)	(2,167)	(2,913)
Change in accounts payable and accrued expenses related to capital expenditures	(33)	(55)	(88)
Proceeds from sale of system	91	—	—
Payments for acquisitions, net of cash acquired	—	(139)	(1,755)
Purchases of investments	(11)	(12)	(3)
Other investing activities	(10)	10	(15)

Net cash flows from investing activities	(817)	(2,363)	(4,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	2	1,223
Borrowings of long-term debt	738	4,106	7,310
Repayments of long-term debt	(1,368)	(2,134)	(4,290)
Proceeds from issuance of debt	529	—	—
Payments for debt issuance costs	(41)	(40)	(87)

Net cash flows from financing activities	(142)	1,934	4,156

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(194)	319	(129)
CASH AND CASH EQUIVALENTS, beginning of period	321	2	131

CASH AND CASH EQUIVALENTS, end of period	$127	$321	$2

CASH PAID FOR INTEREST	$1,111	$1,103	$994

NONCASH TRANSACTIONS:
Issuance of debt by CCH II, LLC	$1,572	$—	$—
Retirement of debt	1,866	—	—
Reclassification of redeemable securities to equity and minority interest	—	—	1,105
Exchange of cable system for acquisition	—	—	25
Issuances of preferred stock – redeemable, as payment for acquisitions	4	—	51
Issuances of equity as partial payments for acquisitions	2	—	2

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

1. Organization and Basis of Presentation

Charter Communications, Inc. (“Charter”) is a holding company whose principal assets at December 31, 2003 are the 46% controlling common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”) and “mirror” notes that are payable by Charter Holdco to Charter which have the same principal amount and terms as those of Charter’s convertible senior notes. Charter Holdco is the sole owner of Charter Communications Holdings, LLC (“Charter Holdings”). The consolidated financial statements include the accounts of Charter, Charter Holdco, Charter Holdings and all of their wholly owned subsidiaries where the underlying operations reside, collectively referred to herein as the “Company.” The Company consolidates Charter Holdco on the basis of voting control. Charter Holdco’s limited liability agreement provides that so long as Charter’s Class B common stock retains its special voting rights, Charter will maintain 100% voting interest in Charter Holdco. Voting control gives Charter full authority and control over the operations of Charter Holdco. All significant intercompany accounts and transactions among consolidated entities have been eliminated. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional video programming (analog and digital video) as well as high-speed data services and in some areas advanced broadband services such as high definition television, video on demand, telephony and interactive television. The Company sells its video programming, high-speed data and advanced broadband services on a subscription basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment, franchises and goodwill; income taxes; and contingencies. Actual results could differ from those estimates.

Restatement of 2001 Results. In 2002, the Company restated its consolidated financial statements for 2001 and prior. The restatements were primarily related to the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments reduced revenue by $146 million and decreased consolidated net loss by $11 million for the year ended December 31, 2001 and decreased shareholders’ equity by $356 million as of January 1, 2001. In addition, as a result of certain of these adjustments, the Company’s statement of cash flow was also restated at the time. Net cash flows from operating activities for the year ended December 31, 2001 was reduced by $30 million.

Reclassifications. Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation.

2. Liquidity and Capital Resources

The Company recognized income from operations of $516 million in 2003 and incurred losses from operations of $4.3 billion and $1.2 billion in 2002 and 2001, respectively. The Company’s net cash flows from operating activities were $765 million, $748 million and $489 million for the years ending December 31, 2003, 2002 and 2001, respectively. The Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities, borrowing under the credit facilities of the Company’s subsidiaries, by issuances of debt and equity securities and by cash on hand. The mix of funding sources changes from period to period, but for the year ended December 31, 2003, approximately 80% of the Company’s funding requirements were satisfied from cash flows from operating activities and 20% was from cash on hand. For the year ended December 31, 2003, the Company received $91 million from the sale of the Port Orchard, Washington cable system. Additionally, the Company had net cash flows used in financing activities of $142 million, reflecting a net repayment of debt, and reduced cash on hand by $194 million.

The Company expects that cash on hand, cash flows from operating activities and the funds available under its subsidiaries’ credit facilities will be adequate to meet its 2004 cash needs. However, these credit facilities are subject to certain restrictive covenants, portions of which are subject to the operating results of the Company’s

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

subsidiaries. The Company expects to maintain compliance with these covenants in 2004. If the Company’s actual operating results do not result in compliance with these covenants, or if other events of noncompliance occur, funding under the credit facilities may not be available and defaults on some or potentially all debt obligations could occur. Additionally, no assurances can be given that the Company will not experience liquidity problems because of adverse market conditions or other unfavorable events. Further, cash flows from operating activities and amounts available under credit facilities may not be sufficient to permit the Company to satisfy its principal repayment obligations that come due in 2005 and thereafter.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions up to its formulaic capacity to Charter Holdco for payment of interest on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under the indentures and other specified tests are met. However, in the event that Charter Holdings could not incur any additional debt under the 8.75 to 1.0 leverage ratio, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to its formulaic capacity, if there is no default under the indentures. There were no defaults under the Charter Holdings indentures and other specified tests were met for the quarter ended December 31, 2003. However, Charter Holdings did not meet the leverage ratio test at December 31, 2003, and as a result, distributions from Charter Holdings to Charter will be restricted until that test is met. Charter’s ability to make payments on its convertible senior notes is dependent on Charter Holdco’s liquidity or on the ability for it to obtain distributions from Charter Holdings and the Company’s other subsidiaries making distributions, loans, or payments to Charter Holdco, and on Charter Holdco paying or distributing such funds to Charter. As of December 31, 2003, Charter Holdco had $41 million in cash on hand and is owed $37 million in intercompany loans, which are available to Charter Holdco to service interest on Charter’s convertible senior notes, which is scheduled to be approximately $43 million in 2004. Accordingly, Charter’s ability to make interest payments, or principal payments at maturity in 2005 and 2006, with respect to its currently outstanding convertible senior notes is contingent upon it obtaining additional financing or receiving distributions or other payments from its subsidiaries.

On October 1, 2003 the Company closed on the sale of its Port Orchard, Washington system for approximately $91 million, resulting in a $21 million gain recorded as gain on sale of system in the Company’s consolidated statement of operations. On March 1, 2004, the Company closed the sale of cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia with Atlantic Broadband Finance, LLC. The Company anticipates that an additional closing for a cable system in New York will occur during the first quarter of 2004. After giving effect to the sale of the New York system, net proceeds will be approximately $735 million, subject to post-closing adjustments. The Company will use these proceeds to repay bank debt.

The Company’s long-term financing structure as of December 31, 2003 includes $7.2 billion of credit facility debt, $10.6 billion of high-yield notes and $774 million of convertible senior debentures. Approximately $188 million of this financing matures during 2004, and the Company expects to fund this through availability under its credit facilities. Note 9 summarizes the Company’s current availability under its credit facilities and its long-term debt.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

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

Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually as of October 1, or more frequently as warranted by events or changes in circumstances (See Note 7). The Company concluded that 99% of its franchises qualify for indefinite-life treatment; however, certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs are amortized on a straight-line basis over 10 years. Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

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

Other Noncurrent Assets

Other noncurrent assets primarily include goodwill, deferred financing costs and investments in equity securities. Costs related to borrowings are deferred and amortized to interest expense using the effective interest method over the terms of the related borrowings. As of December 31, 2003 and 2002, other noncurrent assets include $203 million and $231 million of deferred financing costs, net of accumulated amortization of $128 million and $106 million, respectively.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

The following summarizes investment information as of and for the years ended December 31, 2003 and 2002:

			Gain (loss) for the
	Carrying Value at		Years Ended
	December 31,		December 31,
	2003	2002	2003	2002
Equity investments, under the cost method	$30	$17	$(2)	$—
Equity investments, under the equity method	11	16	(1)	(5)
Marketable securities, at market value	—	—	—	2

	$41	$33	$(3)	$(3)

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairment of property, plant and equipment occurred in 2003, 2002 and 2001.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective for the Company on January 1, 2001. The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements, interest rate cap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of the Company’s subsidiaries. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable the Company to otherwise pay lower market rates. Interest rate collar agreements are used to limit exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. The Company does not hold or issue any derivative financial instruments for trading purposes.

Revenue Recognition

Revenues from residential and commercial video and high-speed data services are recognized when the related services are provided. Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5% of gross revenues as defined in the franchise agreement. Such fees are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues on a gross basis with a corresponding expense pursuant to Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

Programming Costs

The Company has various contracts to obtain analog, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to adjustment based on periodic audits performed by the programmers. Additionally, certain programming contracts contain launch incentives to be paid by the programmers. The Company receives these payments related to the promotion and activation of the programmer’s cable television channel and recognizes the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. This offset to programming expense was $62 million, $57 million and $35 million for the years ended December 31, 2003, 2002 and 2001, respectively. Programming costs included in the accompanying statement of operations were $1.2 billion, $1.2 billion and $963 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, the deferred amount of launch incentives, included in other long-term liabilities, totaled $148 million and $210 million, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred. Such advertising expense was $62 million, $60 million and $43 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions resulted in utilizing a preferable accounting method as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the fair value method will be applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. Management believes the adoption of these provisions will not have a material impact on the consolidated results of operations or financial condition of the Company. The ongoing effect on consolidated results of operations or financial condition will be dependent upon future stock-based compensation awards granted by the Company.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net loss and loss per share as reported and the pro forma amounts that would have been reported using the fair value method under SFAS No. 123 for the years presented:

	Year Ended December 31,
	2003	2002	2001
Net loss applicable to common stock	$(242)	$(2,517)	$(1,168)
Add back stock-based compensation expense (income) related to stock options included in reported net loss (net of minority interest)	2	2	(2)
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards (net of minority interest)	(14)	(56)	(56)

Pro forma	$(254)	$(2,571)	$(1,226)

Loss per common shares, basic and diluted	$(0.82)	$(8.55)	$(4.33)
Add back stock-based compensation expense (income) related to stock options included in reported net loss (net of minority interest)	0.01	0.01	(0.01)
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards (net of minority interest)	(0.05)	(0.19)	(0.21)

Pro forma	$(0.86)	$(8.73)	$(4.55)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31, 2003, 2002 and 2001, respectively: risk-free interest rates of 3.0%, 3.6%, and 4.7%; expected volatility of 93.6%, 64.2% and 56.2%; and expected lives of 3.5 years, 3.3 years and 3.7 years, respectively. The valuations assume no dividends are paid.

Unfavorable Contracts and Other Settlements

The Company recognized $72 million of benefit for the year ended December 31, 2003 as a result of the settlement of estimated liabilities recorded in connection with prior business combinations. The majority of this benefit (approximately $52 million) is due to the renegotiation of a major programming contract, for which a liability had been recorded for the above market portion of the agreement in conjunction with the Falcon acquisition in 1999 and the Bresnan acquisition in 2000. The remaining benefit relates to the reversal of previously recorded liabilities, which, based on an evaluation of current facts and circumstances, are no longer required.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 21).

Minority Interest

Minority interest on the consolidated balance sheets represents the portion of members’ equity of Charter Holdco not owned by Charter, plus preferred membership interests in two indirect subsidiaries of Charter held by Mr. Paul G. Allen and certain sellers of the Helicon systems. Minority interest totaled $689 million and $1.0 billion as of December 31, 2003 and 2002, respectively, on the accompanying consolidated balance sheets. Gains or losses arising from issuances by Charter Holdco of its membership units are recorded as capital transactions thereby

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

increasing or decreasing shareholders’ equity and decreasing or increasing minority interest on the consolidated balance sheets. These losses totaled $1 million, $1 million and $253 million for the years ended December 31, 2003, 2002 and 2001, respectively, on the accompanying consolidated statements of changes in shareholders’ equity. Operating losses are allocated to the minority owners based on their ownership percentage, thereby reducing the Company’s net loss.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss applicable to common stock by 294,597,519 shares, 294,440,261 shares and 269,594,386 shares for the years ended December 31, 2003, 2002 and 2001, representing the weighted-average common shares outstanding during the respective periods. Diluted loss per common share equals basic loss per common share for the periods presented, as the effect of stock options is antidilutive because the Company incurred net losses. All membership units of Charter Holdco are exchangeable on a one-for-one basis into common stock of Charter at the option of the holders. Should the holders exchange units for shares, the effect would not be dilutive.

Segments

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decisionmaker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company’s operations are managed on the basis of geographic divisional operating segments. The Company has evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No. 131 and believes it meets each of the respective criteria set forth. The Company delivers similar products and services within each of its geographic divisional operations. Each geographic and divisional service area utilizes similar means for delivering the programming of the Company’s services; have similarity in the type or class of customer receiving the products and services; distributes the Company’s services over a unified network; and operates within a consistent regulatory environment. In addition, each of the geographic divisional operating segments has similar economic characteristics. In light of the Company’s similar services, means for delivery, similarity in type of customers, the use of a unified network and other considerations across its geographic divisional operating structure, management has determined that the Company has one reportable segment, broadband services.

4. Acquisitions

On February 28, 2002, CC Systems, LLC, a subsidiary of the Company, and High Speed Access Corp. (“HSA”) closed the Company’s acquisition from HSA of the contracts and associated assets, and assumed related liabilities, that served certain of the Company’s high-speed data customers. At closing, the Company paid approximately $78 million in cash and delivered 37,000 shares of HSA’s Series D convertible preferred stock and all the warrants to buy HSA common stock owned by the Company. An additional $2 million of purchase price was retained to secure indemnity claims. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values as determined in the fourth quarter of 2002 by a third-party valuation expert, including approximately $8 million assigned to intangible assets and amortized over an average useful life of three years and approximately $54 million assigned to goodwill. In 2003, as part of the finalization of the HSA acquisition, goodwill was reduced to $52 million. The finalization of the purchase price did not have a material effect on amortization expense previously reported. During the period from 1997 to 2000, certain subsidiaries of the Company entered into Internet-access related service agreements with HSA, and both Vulcan Ventures and certain of the Company’s subsidiaries made equity investments in HSA. (See Note 22 for additional information).

In April 2002, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Holdings, completed the purchase of certain assets of Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

Income/Growth Program Six-A, L.P., Enstar Cable of Macoupin County and Enstar IV/PBD Systems Venture, serving approximately 21,600 (unaudited) customers, for a total cash purchase price of $48 million. In September 2002, Charter Communications Entertainment I, LLC purchased all of Enstar Income Program II-1, L.P.’s Illinois cable systems, serving approximately 6,400 (unaudited) customers, for a cash purchase price of $15 million. Enstar Communications Corporation, a direct subsidiary of Charter Holdco, is a general partner of the Enstar limited partnerships but does not exercise control over them. The purchase prices were allocated to assets acquired based on fair values, including $41 million assigned to franchises and $4 million assigned to other intangible assets amortized over a useful life of three years.

The 2002 acquisitions were funded primarily from borrowings under the credit facilities of the Company’s subsidiaries.

During the second and third quarters in 2001, the Company acquired cable systems in two separate transactions. In connection with the acquisitions, the Company paid a total cash consideration of $1.8 billion, transferred a cable system valued at $25 million, issued 505,664 shares of Charter Series A Convertible Redeemable Preferred Stock valued at $51 million, and in the first quarter of 2003 issued 39,595 additional shares of Series A Convertible Redeemable Preferred Stock to certain sellers subject to certain holdback provisions of the acquisition agreement valued at $4 million. The purchase prices were allocated to assets acquired and liabilities assumed based on fair values, including amounts assigned to franchises of $1.5 billion.

The transactions described above were accounted for using the purchase method of accounting, and, accordingly, the results of operations of the acquired assets and assumed liabilities have been included in the consolidated financial statements from their respective dates of acquisition. The purchase prices were allocated to assets acquired and liabilities assumed based on fair values.

The summarized operating results of the Company that follow are presented on a pro forma basis as if the following had occurred on January 1, 2001: all acquisitions and dispositions completed during 2001; the issuance of Charter Holdings senior notes and senior discount notes in January 2002 and 2001; the issuance of Charter Holdings senior notes and senior discount notes in May 2001; and the issuance of and sale by Charter of convertible senior notes and Class A common stock in May 2001. Adjustments have been made to give effect to amortization of franchises acquired prior to July 1, 2001, interest expense, minority interest, and certain other adjustments. Pro forma results for the year ended December 31, 2003 and 2002 would not differ significantly from historical results.

Year Ended December 31, 2001
(in millions, except per share data)
Revenues	$3,969
Loss from operations	(1,211)
Loss before minority interest, income taxes and cumulative effect of accounting change	(2,724)
Net loss	(1,251)
Loss per common share, basic and diluted	(4.64)

The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

5. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2003	2002	2001
Balance, beginning of year	$19	$33	$12
Acquisitions of cable systems	—	—	1
Charged to expense	79	108	95
Uncollected balances written off, net of recoveries	(81)	(122)	(75)

Balance, end of year	$17	$19	$33

6. Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2003 and 2002:

	2003	2002
Cable distribution systems	$9,507	$8,950
Land, buildings and leasehold improvements	583	580
Vehicles and equipment	874	783

	10,964	10,313
Less: accumulated depreciation	(3,950)	(2,634)

	$7,014	$7,679

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $1.5 billion, $1.4 billion and $1.2 billion, respectively.

7. Franchises and Goodwill

The Company constructs and operates its cable systems under non-exclusive franchises that are granted by state or local government authorities for varying lengths of time. As of December 31, 2003, the Company had approximately 4,400 franchises in areas located throughout the United States. The Company obtained these franchises primarily through acquisitions of cable systems accounted for as purchase business combinations. These acquisitions have primarily been for the purpose of acquiring existing franchises and related infrastructure and, as such, the primary asset acquired by the Company has historically been cable franchises.

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraiser perform valuations of its franchises as of January 1, 2002. Based on the guidance prescribed in EITF Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represented geographic clusters of the Company’s cable systems, which management then believed

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

represented the highest and best use of those assets. Fair value was determined based on estimated discounted future cash flows using assumptions that are consistent with internal forecasts. As a result, the Company determined that franchises were impaired and recorded the cumulative effect of a change in accounting principle of $206 million (approximately $572 million before minority interest effects of $306 million and tax effects of $60 million). The effect of adoption was to increase net loss and loss per share by $206 million and $0.70, respectively. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption.

The Company performed its annual impairment assessment as of October 1, 2002 using an independent third-party appraiser and following the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which was issued in October 2002 and requires the consideration of assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset. Revised estimates of future cash flows and the use of a lower projected long-term growth rate in the Company’s valuation, led to recognition of a $4.6 billion impairment charge in the fourth quarter of 2002.

The independent third-party appraiser’s valuations as of January 1, 2002, October 1, 2002 and October 1, 2003 yielded total enterprise values of approximately $30 billion, $25 billion and $25 billion, respectively, which included approximately $2.4 billion, $3.1 billion and $3.2 billion, respectively, assigned to customer relationships. SFAS No. 142 does not permit the recognition of intangible assets not previously recognized. Accordingly, the impairment included approximately $572 million and $3.1 billion, before tax effects, attributable to customer relationships as of January 1, 2002 and October 1, 2002, respectively. The valuation completed at October 1, 2003 showed franchise values in excess of book value and thus resulted in no impairment. Additionally, as a result of the sale of the Port Orchard, Washington cable system on October 1, 2003, net carrying value of franchises were reduced by $42 million.

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

The effect of the adoption of SFAS No. 142 as of December 31, 2003 and 2002 is presented in the following table:

	December 31,
	2003			2002
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$17,018	$3,412	$13,606	$17,076	$3,428	$13,648
Goodwill	52	—	52	54	—	54

	$17,070	$3,412	$13,658	$17,130	$3,428	$13,702

Finite-lived intangible assets:
Franchises with finite lives	$107	$33	$74	$103	$24	$79

Franchise amortization expense for each of the years ended December 31, 2003 and 2002 was $9 million which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects amortization expense on franchise assets will decrease to approximately $4 million annually based on its ability in 2003 to renew franchise agreements the Company previously classified as having finite lives without substantial costs. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

acquisitions or divestitures, changes in useful lives and other relevant factors. Franchise amortization expense for the year ended December 31, 2001 was $1.5 billion.

As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. A reconciliation of net loss for the years ended December 31, 2003, 2002 and 2001, as if SFAS No. 142 had been adopted as of January 1, 2001, is presented below:

	Year Ended December 31,
	2003	2002	2001
NET LOSS:
Reported net loss applicable to common stock	$(242)	$(2,517)	$(1,168)
Add back: amortization of indefinite-lived franchises	—	—	1,453
Less: minority interest impact	—	—	(808)

Adjusted net loss applicable to common stock	$(242)	$(2,517)	$(523)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Reported net loss per share	$(0.82)	$(8.55)	$(4.33)
Add back: amortization of indefinite-lived franchises	—	—	5.39
Less: minority interest impact	—	—	(3.00)

Adjusted net loss per share	$(0.82)	$(8.55)	$(1.94)

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2003 and 2002:

	2003	2002
Accounts payable	$163	$185
Capital expenditures	108	141
Accrued interest	277	243
Programming costs	268	282
Franchise related fees	70	70
State sales tax	61	67
Other accrued expenses	288	357

	$1,235	$1,345

9. Long-Term Debt

Long-term debt consists of the following as of December 31, 2003 and 2002:

	2003		2002
	Face	Accreted	Face	Accreted
	Value	Value	Value	Value
Long-Term Debt
Charter Communications, Inc.:
October and November 2000
5.75% convertible senior notes due 2005	$618	$618	$750	$750
May 2001
4.75% convertible senior notes due 2006	156	156	633	633

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

	2003		2002
	Face	Accreted	Face	Accreted
	Value	Value	Value	Value
Charter Holdings:
March 1999
8.250% senior notes due 2007	451	450	600	599
8.625% senior notes due 2009	1,244	1,242	1,500	1,497
9.920% senior discount notes due 2011	1,108	1,082	1,475	1,307
January 2000
10.000% senior notes due 2009	640	640	675	675
10.250% senior notes due 2010	318	318	325	325
11.750% senior discount notes due 2010	450	400	532	421
January 2001
10.750% senior notes due 2009	874	873	900	900
11.125% senior notes due 2011	500	500	500	500
13.500% senior discount notes due 2011	675	517	675	454
May 2001
9.625% senior notes due 2009 (includes January 2002 additional bond issue)	640	638	700	698
10.000% senior notes due 2011 (includes January 2002 additional bond issue)	710	708	875	873
11.750% senior discount notes due 2011	939	717	1,018	693
January 2002
12.125% senior discount notes due 2012	330	231	450	280
CCH II:
10.250% senior notes due 2010	1,601	1,601	—	—
CCO Holdings:
8 ¾% senior notes due 2013	500	500	—	—
Renaissance:
10.00% senior discount notes due 2008	114	116	114	113
CC V Holdings:
11.875% senior discount notes due 2008	113	113	180	163
Other long-term debt	—	—	1	1
Credit Facilities
Charter Operating	4,459	4,459	4,542	4,542
CC VI	868	868	926	926
Falcon Cable	856	856	1,155	1,155
CC VIII Operating	1,044	1,044	1,166	1,166

	$19,208	$18,647	$19,692	$18,671

The accreted values presented above represent the face value of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

In September 2003, Charter, Charter Holdings and their indirect subsidiary, CCH II, LLC (“CCH II”) purchased, in a non-monetary transaction, a total of approximately $609 million principal amount of Charter’s outstanding convertible senior notes and approximately $1.3 billion principal amount of the senior notes and senior discount notes issued by Charter Holdings from institutional investors in a small number of privately negotiated transactions. As consideration for these securities, CCH II issued approximately $1.6 billion principal amount of 10.25% notes due 2010, achieving approximately $294 million of debt discount. CCH II also issued an additional $30 million principal amount of 10.25% notes for an equivalent amount of cash and used the proceeds for transaction costs and for general corporate purposes. See discussion of the CCH II notes below for more details.

5.75% Charter Convertible Notes. In October and November 2000, Charter issued 5.75% convertible senior notes with a total principal amount at maturity of $750 million. As of December 31, 2003, there was $618 million in total principal amount of these notes outstanding. The 5.75% Charter convertible notes are convertible at the option of

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

the holder into shares of Class A common stock at a conversion rate of 46.3822 shares per $1,000 principal amount of notes, which is equivalent to a price of $21.56 per share, subject to certain adjustments. Specifically, the adjustments include anti-dilutive provisions, which cause adjustments to occur automatically based on the occurrence of specified events to provide protection rights to holders of the notes. Additionally, Charter may adjust the conversion ratio under certain circumstances when deemed appropriate. These notes are redeemable at Charter’s option at amounts decreasing from 102.3% to 100% of the principal amount plus accrued and unpaid interest beginning on October 15, 2003, to the date of redemption. Interest is payable semiannually on April 15 and October 15, beginning April 15, 2001, until maturity on October 15, 2005.

The 5.75% Charter convertible notes rank equally with any of Charter’s future unsubordinated and unsecured indebtedness, but are structurally subordinated to all existing and future indebtedness and other liabilities of Charter’s subsidiaries. Upon a change of control, subject to certain conditions and restrictions, Charter may be required to repurchase the notes, in whole or in part, at 100% of their principal amount plus accrued interest at the repurchase date.

4.75% Charter Convertible Notes. In May 2001, Charter issued 4.75% convertible senior notes with a total principal amount at maturity of $633 million. As of December 31, 2003, there was $156 million in total principal amount of these notes outstanding. The 4.75% Charter convertible notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 38.0952 shares per $1,000 principal amount of notes, which is equivalent to a price of $26.25 per share, subject to certain adjustments. Specifically, the adjustments include anti-dilutive provisions, which automatically occur based on the occurrence of specified events to provide protection rights to holders of the notes. Additionally, Charter may adjust the conversion ratio under certain circumstances when deemed appropriate. These notes are redeemable at Charter’s option at amounts decreasing from 101.9% to 100% of the principal amount, plus accrued and unpaid interest beginning on June 4, 2004, to the date of redemption. Interest is payable semiannually on December 1 and June 1, beginning December 1, 2001, until maturity on June 1, 2006.

The 4.75% Charter convertible notes rank equally with any of Charter’s future unsubordinated and unsecured indebtedness, but are structurally subordinated to all existing and future indebtedness and other liabilities of Charter’s subsidiaries. Upon a change of control, subject to certain conditions and restrictions, Charter may be required to repurchase the notes, in whole or in part, at 100% of their principal amount plus accrued interest at the repurchase date.

March 1999 Charter Holdings Notes. The March 1999 Charter Holdings notes were issued under three separate indentures, each dated as of March 17, 1999, among Charter Holdings and Charter Communications Capital Corporation (“Charter Capital”), as the issuers, and BNY Midwest Trust Company, as trustee. Charter Holdings and Charter Capital exchanged these notes for new March 1999 Charter Holdings notes with substantially similar terms, except that the new March 1999 Charter Holdings notes are registered under the Securities Act and, therefore, do not bear legends restricting their transfer and are not subject to further registration or special interest obligations.

The March 1999 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. The March 1999 8.250% Charter Holdings notes mature on April 1, 2007, and as of December 31, 2003, there was $451 million in total principal amount outstanding. The March 1999 8.625% Charter Holdings notes mature on April 1, 2009 and as of December 31, 2003, there was $1.2 billion in total principal amount outstanding. The March 1999 9.920% Charter Holdings notes mature on April 1, 2011 and as of December 31, 2003, the total principal amount outstanding and accreted value was $1.1 billion. Cash interest on the March 1999 9.920% Charter Holdings notes will not accrue prior to April 1, 2004.

The March 1999 Charter Holdings notes are senior debts of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital, including the January 2000, January 2001, May 2001 and January 2002 Charter Holdings notes. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings, LLC (“CCO Holdings”) notes, and the credit facilities.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

Charter Holdings and Charter Capital will not have the right to redeem the March 1999 8.250% Charter Holdings notes prior to their maturity date on April 1, 2007. On or after April 1, 2004, Charter Holdings and Charter Capital may redeem some or all of the March 1999 8.625% Charter Holdings notes and the March 1999 9.920% Charter Holdings notes at any time, in each case, at a premium. The optional redemption price declines to 100% of the principal amount of March 1999 Charter Holdings notes redeemed, plus accrued and unpaid interest, if any, for redemption on or after April 1, 2007.

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding March 1999 Charter Holdings notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

The indentures governing the March 1999 Charter Holdings senior notes contain restrictive covenants that limit certain transactions or activities by Charter Holdings and its restricted subsidiaries. All but two of Charter Holdings’ direct and indirect subsidiaries are currently restricted subsidiaries.

January 2000 Charter Holdings Notes. The January 2000 Charter Holdings notes were issued under three separate indentures, each dated as of January 12, 2000, among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee. In June 2000, Charter Holdings and Charter Capital exchanged these notes for new January 2000 Charter Holdings notes, with substantially similar terms, except that the new January 2000 Charter Holdings notes are registered under the Securities Act and, therefore, do not bear legends restricting their transfer and are not subject to further registration or special interest obligations.

The January 2000 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. The January 2000 10.00% Charter Holdings notes mature on April 1, 2009, and as of December 31, 2003, there was $640 million in total principal amount of these notes outstanding. The January 2000 10.25% Charter Holdings notes mature on January 15, 2010 and as of December 31, 2003, there was $318 million in total principal amount of these notes outstanding. The January 2000 11.75% Charter Holdings notes mature on January 15, 2010 and as of December 31, 2003, the total principal amount outstanding was $450 million and the total accreted value of these notes was approximately $400 million. Cash interest on the January 2000 11.75% Charter Holdings notes will not accrue prior to January 15, 2005.

The January 2000 Charter Holdings notes are senior debts of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital, including the March 1999, January 2001, May 2001 and January 2002 Charter Holdings notes. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, and the credit facilities.

Charter Holdings and Charter Capital will not have the right to redeem the January 2000 10.00% Charter Holdings notes prior to their maturity date on April 1, 2009. On or after January 15, 2005, Charter Holdings and Charter Capital may redeem some or all of the January 2000 10.25% Charter Holdings notes and the January 2000 11.75% Charter Holdings notes at any time, in each case, at a premium. The optional redemption price declines to 100% of the principal amount of the January 2000 Charter Holdings notes redeemed, plus accrued and unpaid interest, if any, for redemption on or after January 15, 2008.

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding January 2000 Charter Holdings notes at 101% of their total principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

The indentures governing the January 2000 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999 Charter Holdings notes.

January 2001 Charter Holdings Notes. The January 2001 Charter Holdings notes were issued under three separate

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

indentures, each dated as of January 10, 2001, each among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee. In March 2001, Charter Holdings and Charter Capital exchanged these notes for new January 2001 Charter Holdings notes, with substantially similar terms, except that the new January 2001 Charter Holdings notes are registered under the Securities Act and, therefore, do not bear legends restricting their transfer, and are not subject to further registration or special interest obligations.

The January 2001 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. The January 2001 10.750% Charter Holdings notes mature on October 1, 2009, and as of December 31, 2003, there was $874 million in total principal amount of these notes outstanding. The January 2001 11.125% Charter Holdings notes mature on January 15, 2011 and as of December 31, 2003, there was $500 million in total principal amount outstanding. The January 2001 13.500% Charter Holdings notes mature on January 15, 2011 with a total principal amount at maturity of $675 million. As of December 31, 2003, the total accreted value of these 13.500% notes was approximately $517 million. Cash interest on the January 2001 13.500% Charter Holdings notes will not accrue prior to January 15, 2006.

The January 2001 Charter Holdings notes are senior debts of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital, including the March 1999, January 2000, May 2001 and January 2002 Charter Holdings notes. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, and the credit facilities.

Charter Holdings and Charter Capital will not have the right to redeem the January 2001 10.750% Charter Holdings notes prior to their maturity date on October 1, 2009. On or after January 15, 2006, Charter Holdings and Charter Capital may redeem some or all of the January 2001 11.125% Charter Holdings notes and the January 2001 13.500% Charter Holdings notes at any time, in each case, at a premium. The optional redemption price declines to 100% of the principal amount of the January 2001 Charter Holdings notes redeemed, plus accrued and unpaid interest, if any, for redemption on or after January 15, 2009.

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding January 2001 Charter Holdings notes at 101% of their total principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

The indentures governing the January 2001 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999 and January 2000 Charter Holdings notes.

May 2001 Charter Holdings Notes. The May 2001 Charter Holdings notes were issued under three separate indentures, each among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee. In September 2001, Charter Holdings and Charter Capital exchanged substantially all of these notes for new May 2001 Charter Holdings notes, with substantially similar terms, except that the new May 2001 Charter Holdings notes are registered under the Securities Act and, therefore, do not bear legends restricting their transfer, and are not subject to further registration or special interest obligations.

The May 2001 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. The May 2001 9.625% Charter Holdings notes mature on November 15, 2009, and as of December 31, 2003, combined with the January 2002 additional bond issue discussed below, there was $640 million in total principal amount outstanding. The May 2001 10.000% Charter Holdings notes mature on May 15, 2011 and as of December 31, 2003, combined with the January 2002 additional bond issue discussed below, there was $710 million in total principal amount outstanding. The May 2001 11.750% Charter Holdings notes issued in the total principal amount at maturity of $1.0 billion mature on May 15, 2011 and as of December 31, 2003, the total principal amount outstanding was $939 million and the total accreted value of the 11.750% notes was approximately $717 million. Cash interest on the May 2001 11.750% Charter Holdings notes will not accrue prior to May 15, 2006.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

The May 2001 Charter Holdings notes are senior debts of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital, including the March 1999, January 2000, January 2001 and January 2002 Charter Holdings notes. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, and the credit facilities.

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

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding May 2001 Charter Holdings notes at 101% of their total principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

The indentures governing the May 2001 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999, January 2000 and January 2001 Charter Holdings notes.

January 2002 Charter Holdings Notes. The January 2002 Charter Holdings notes were issued under three separate indentures, each among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee, two of which were supplements to the indentures for the May 2001 Charter Holdings notes. In July 2002, Charter Holdings and Charter Capital exchanged substantially all of these notes for new January 2002 Charter Holdings notes, with substantially similar terms, except that the new January 2002 notes are registered under the Securities Act and, therefore, do not bear legends restricting their transfer and are not subject to further registration or special interest obligations.

The January 2002 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. The January 2002 Charter Holdings notes consisted of $350 million in total principal amount of 9.625% senior notes due 2009, $300 million in total principal amount of 10.000% senior notes due 2011 (both combined with their respective May 2001 issue in the tabular presentation above) and $330 million in total principal amount at maturity of 12.125% senior discount notes due 2012.

The January 2002 12.125% senior discount notes mature on January 15, 2012, and as of December 31, 2003, the total principal amount outstanding was $330 million and the total accreted value of these notes was approximately $231 million. Cash interest on the January 2002 12.125% Charter Holdings notes will not accrue prior to January 15, 2007.

The January 2002 Charter Holdings notes are senior debts of Charter Holdings and Charter Capital. They rank equally with the current and future unsecured and unsubordinated debt of Charter Holdings, including the March 1999, January 2000, January 2001 and May 2001 Charter Holdings notes. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, and the credit facilities.

The Charter Holdings 12.125% senior discount notes are redeemable at the option of the issuers at amounts decreasing from 106.063% to 100% of accreted value beginning January 15, 2007. At any time prior to January 15, 2005, the issuers may redeem up to 35% of the total principal amount of the 12.125% senior discount notes at a redemption price of 112.125% of the accreted value under certain conditions.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding January 2002 Charter Holdings notes at 101% of their total principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

The indentures governing the January 2002 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999, January 2000, January 2001 and May 2001 Charter Holdings notes.

CCH II Notes. In September 2003, CCH II and CCH II Capital Corp. jointly issued $1.6 billion total principal amount of 10.25% senior notes due 2010. The CCH II notes are general unsecured obligations of CCH II and CCH II Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCH II and CCH II Capital Corp. The CCH II notes are structurally subordinated to all obligations of subsidiaries of CCH II, including the CCO Holdings notes and the credit facilities.

Interest on the CCH II notes accrues at 10.25% per annum, from September 23, 2003 or, if interest already has been paid, from the date it was most recently paid. Interest is payable semi-annually in arrears on each March 15 and September 15, commencing on March 15, 2004.

At any time prior to September 15, 2006, the issuers of the CCH II notes may redeem up to 35% of the total principal amount of the CCH II notes on a pro rata basis at a redemption price equal to 110.25% of the principal amount of CCH II notes redeemed, plus any accrued and unpaid interest.

On or after September 15, 2008, the issuers of the CCH II notes may redeem all or a part of the notes at a redemption price that declines ratably from the initial redemption price of 105.125% to a redemption price on or after September 15, 2009 of 100.0% of the principal amount of the CCH II notes redeemed, plus, in each case, any accrued and unpaid interest.

In the event of specified change of control events, CCH II must offer to purchase the outstanding CCH II notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

CCO Holdings Notes. In November 2003, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million total principal amount of 8-3/4% senior notes due 2013. The CCO Holdings notes are general unsecured obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of its subsidiaries, including the credit facilities.

Interest on the CCO Holdings senior notes accrues at 8-3/4% per year, from November 10, 2003 or, if interest already has been paid, from the date it was most recently paid. Interest is payable semi-annually in arrears on each May 15 and November 15, commencing on May 15, 2004.

At any time prior to November 15, 2006, the issuers of the CCO Holdings senior notes may redeem up to 35% of the total principal amount of the CCO Holdings senior notes to the extent of public equity proceeds they have received on a pro rata basis at a redemption price equal to 108.75% of the principal amount of CCO Holdings senior notes redeemed, plus any accrued and unpaid interest.

On or after November 15, 2008, the issuers of the CCO Holdings senior notes may redeem all or a part of the notes at a redemption price that declines ratably from the initial redemption price of 104.375% to a redemption price on or after November 15, 2011 of 100.0% of the principal amount of the CCO Holdings senior notes redeemed, plus, in each case, any accrued and unpaid interest.

In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings senior notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

Renaissance Notes. In connection with the acquisition of Renaissance in April 1999, the Company assumed $163 million principal amount at maturity of 10.000% senior discount notes due 2008 of which $49 million was repurchased in May 1999. The Renaissance notes did not require the payment of interest until April 15, 2003. From and after April 15, 2003, the Renaissance notes bear interest, payable semi-annually in cash, on April 15 and October 15, commencing on October 15, 2003. The Renaissance notes are due on April 15, 2008.

CC V Holdings Notes. Charter Holdco acquired CC V Holdings in November 1999 and assumed CC V Holdings’ outstanding 11.875% senior discount notes due 2008 with an accreted value of $113 million as of December 31, 2003. Commencing December 1, 2003, cash interest on the CC V Holdings 11.875% notes will be payable semi-annually on June 1 and December 1 of each year.

High-Yield Restrictive Covenants; Limitation on Indebtedness. The indentures governing the notes of the Company’s subsidiaries contain certain covenants that restrict the ability of Charter Holdings, Charter Capital, CCH II, CCH II Capital Corp., CCO Holdings, CCO Holdings Capital Corp., the CCV Holdings notes issuers, Renaissance Media Group, and all of their restricted subsidiaries to:

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

Charter Operating Credit Facilities. The Charter Communications Operating, LLC (“Charter Operating”) credit facilities were amended and restated as of June 19, 2003 to allow for the insertion of intermediate holding companies between Charter Holdings and Charter Operating. In exchange for the lenders’ consent to the organizational restructuring, Charter Operating’s pricing increased by 50 basis points across all levels in the pricing grid then in effect under the Charter Operating credit facilities.

Obligations under the Charter Operating credit facilities are guaranteed by Charter Holdings, CCO Holdings and by Charter Operating’s subsidiaries, other than the non-recourse subsidiaries, subsidiaries precluded from so guaranteeing by reason of the provisions of other indebtedness to which they are subject, and immaterial subsidiaries. The non-recourse subsidiaries include CCO NR Holdings, LLC, and subsidiaries contributed to CCO NR Holdings, LLC by Charter Holdings in the recent organizational restructuring that occurred in June and July of 2003, including the CC V/CC VIII Companies, the CC VI Companies and the CC VII Companies and their respective subsidiaries. The obligations under the Charter Operating credit facilities are secured by pledges of all equity interests in Charter Operating’s direct subsidiaries, all equity interests owned by its guarantor subsidiaries in their respective subsidiaries, and intercompany obligations owing to Charter Operating and/or its guarantor subsidiaries by their affiliates. The obligations are also secured by a pledge of CCO Holdings’ equity interests in all of its direct subsidiaries (including Charter Operating) as collateral under these credit facilities.

The Charter Operating credit facilities provide for borrowings of up to $5.1 billion and provide for four term facilities: two Term A facilities with a total principal amount of $1.1 billion that matures in September 2007, each with different amortization schedules, one that began in June 2002 and one beginning in September 2005; and two Term B facilities with a total principal amount of $2.7 billion, of which $1.8 billion matures in March 2008 and $884 million matures in September 2008. The amortization of the principal amount of the Term B term loan facilities is substantially “back-ended,” with more than 90% of the principal balance due in the year of maturity. The Charter Operating credit facilities also provide for two revolving credit facilities, in a total amount of $1.3 billion, one which will reduce annually beginning in March 2004 and one which will reduce quarterly

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

beginning in September 2005, with a maturity date in September 2007. Supplemental credit facilities in the amount of $100 million may be available from lenders within or outside the lending group that agree to provide it. Amounts under the Charter Operating credit facilities bear interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 3.0% for Eurodollar loans (3.15% to 3.92% as of December 31, 2003 and 3.13% to 4.58% as of December 31, 2002) and 2.0% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum is payable on the unborrowed balance of the revolving credit facilities.

As of December 31, 2003, outstanding borrowings under the Charter Operating credit facilities were approximately $4.5 billion and the unused total potential availability was $681 million, although financial covenants limited the availability under these facilities to $213 million as of December 31, 2003.

CC VI Operating Credit Facilities. The obligations under the CC VI Operating credit facilities are guaranteed by CC VI Operating’s parent, CC VI Holdings, LLC, and by the subsidiaries of CC VI Operating other than immaterial subsidiaries. The obligations under the CC VI Operating credit facilities are secured by pledges of all equity interests owned by CC VI Operating and its guarantor subsidiaries in other persons, and by intercompany obligations owing CC VI Operating and/or its guarantor subsidiaries by their affiliates, but are not secured by other assets of CC VI Operating or its subsidiaries. The obligations under the CC VI Operating credit facilities are also secured by pledges by CC VI Holdings of all equity interests it holds in other persons, and intercompany obligations owing to it by its affiliates, but are not secured by the other assets of CC VI Holdings.

The CC VI Operating credit facilities provide for two term facilities, one with a principal amount of $380 million that matures May 2008 (Term A), and the other with a principal amount of $372 million that matures November 2008 (Term B). The CC VI Operating credit facilities also provide for a $350 million reducing revolving credit facility with a maturity date in May 2008. Supplemental credit facilities in the amount of approximately $300 million may be available until December 31, 2004 from lenders within or outside the lending group that agree to provide it. Amounts under the CC VI Operating credit facilities bear interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 2.5% for Eurodollar loans (2.40% to 3.66% as of December 31, 2003 and 2.62% to 4.31% as of December 31, 2002) and 1.5% for base rate loans. A quarterly commitment fee of 0.25% per year is payable on the unborrowed balance of the Term A facility and the revolving facility.

As of December 31, 2003, outstanding borrowings under the CC VI Operating credit facilities were $868 million and unused total potential availability was $234 million, although financial covenants limited the availability under these facilities to $119 million as of December 31, 2003.

Falcon Cable Credit Facilities. The obligations under the Falcon credit facilities are guaranteed by the direct parent of Falcon Cable Communications, Charter Communications VII, LLC, and by the subsidiaries of Falcon Cable Communications (except for certain excluded subsidiaries). The obligations under the Falcon credit facilities are secured by pledges of all of the equity interests in the guarantor subsidiaries of Falcon Cable Communications, but are not secured by other assets of Falcon Cable Communications or its subsidiaries. The obligations under the Falcon credit facilities are also secured by a pledge of the equity interests of Charter Communications VII in Falcon Cable Communications and intercompany obligations owing to Charter Communications VII by Falcon Cable Communications and its guarantor subsidiaries, but are not secured by the other assets of Charter Communications VII.

The Falcon credit facilities provide for two term facilities, one with a principal amount of $190 million that matures June 2007 (Term B), and the other with the principal amount of $285 million that matures December 2007 (Term C). The Falcon credit facilities also provide for a reducing revolving facility of up to approximately $60 million (maturing in December 2006), a reducing supplemental facility of up to approximately $105 million (maturing in December 2007) and a second reducing revolving facility of up to $670 million (maturing in June 2007). Supplemental credit facilities in the amount of up to $486 million may also be available from lenders within or outside the lending group that agree to provide it. Amounts under the Falcon Cable credit facilities bear interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 2.25% for Eurodollar loans (2.40% to 3.42% as of December 31, 2003 and 2.69% to 4.07% as of December 31, 2002) and up to 1.25% for base rate loans.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

A quarterly commitment fee of between 0.25% and 0.375% per year is payable on the unborrowed balance of the revolving facilities.

As of December 31, 2003, outstanding borrowings were $856 million and unused total potential availability was $454 million, although financial covenants limited the availability under these facilities to $366 million as of December 31, 2003.

CC VIII Operating Credit Facilities. The obligations under the CC VIII Operating credit facilities are guaranteed by the parent company of CC VIII Operating, CC VIII Holdings, LLC, and by the subsidiaries of CC VIII Operating other than immaterial subsidiaries. The obligations under the CC VIII Operating credit facilities are secured by pledges of all equity interests owned by CC VIII Operating and its guarantor subsidiaries in other persons, and by intercompany obligations owing to CC VIII Operating and/or its guarantor subsidiaries by their affiliates, but are not secured by other assets of CC VIII Operating or its subsidiaries. The obligations under the CC VIII Operating credit facilities are also secured by pledges of equity interests owned by CC VIII Holdings in other persons, and by intercompany obligations owing to CC VIII Holdings by its affiliates, but are not secured by the other assets of CC VIII Holdings.

The CC VIII Operating credit facilities provide for borrowings of up $1.4 billion as of December 31, 2003. The CC VIII Operating credit facilities provide for two term facilities, a Term A facility with a reduced current total principal amount of $375 million, that continues reducing quarterly until it reaches maturity in June 2007, and a Term B facility with a principal amount of $490 million, that continues reducing quarterly until it reaches maturity in February 2008. The amortization of the principal amount of the Term B term loan facilities is substantially “back-ended,” with more than 90% of the principal balance due in the year of maturity. The CC VIII Operating credit facilities also provide for two reducing revolving credit facilities, in the total amount of $542 million, which reduce quarterly beginning in June 2002 and September 2005, respectively, with maturity dates in June 2007. Supplemental facilities in the amount of approximately $300 million may be available from lenders within or outside the lending group that agree to provide it. Amounts under the CC VIII Operating credit facilities bear interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 2.50% for Eurodollar loans (2.15% to 3.66% as of December 31, 2003 and 2.89% to 4.54% as of December 31, 2002) and up to 1.50% for base rate loans. A quarterly commitment fee of 0.25% is payable on the unborrowed balance of the revolving credit facilities.

As of December 31, 2003, outstanding borrowings were $1.0 billion, and unused total potential availability was $363 million although financial covenants limited the availability under these facilities to $130 million.

Credit Facility Restrictive Covenants. Each of the credit facilities of the Company’s subsidiaries contain representations and warranties, affirmative and negative covenants similar to those described above with respect to the indentures governing the Company’s notes and the notes of the Company’s subsidiaries, information requirements, events of default and financial covenants. The financial covenants, as defined, measure performance against standards set for leverage, debt service coverage, and operating cash flow coverage of cash interest expense on a quarterly basis or as applicable. Additionally, the credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including when significant amounts of assets are sold and the proceeds are not promptly reinvested in assets useful in the business of the borrower within a specified period. The Charter Operating credit facility also provides that in the event that any indebtedness of CCO Holdings remains outstanding on the date, which is six months prior to the scheduled final maturity, the term loans under the Charter Operating credit facility will mature and the revolving credit facilities will terminate on such date.

In the event of a default under the Company’s subsidiaries’ credit facilities or notes, the subsidiaries’ creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, the subsidiaries’ credit facilities and indentures that were so accelerated or were otherwise in default will not permit the Company’s subsidiaries to distribute funds to Charter Holdco or the Company to pay interest or principal on the notes. A default under the covenants governing any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under the Company’s other debt obligations, which would have a material adverse effect on the Company’s

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

consolidated financial condition or results of operations. In addition, the lenders under the Company’s credit facilities could foreclose on their collateral, which includes equity interests in the Company’s subsidiaries, and exercise other rights of secured creditors. In any such case, the Company might not be able to repay or make any payments on its notes. Additionally, such a default would cause a cross-default in the indentures governing the Charter Holdings notes and the convertible senior notes and would trigger the cross-default provision of the Charter Operating Credit Agreement. Any default under any of the subsidiaries’ credit facilities or notes might adversely affect the holders of the Company’s notes and the Company’s growth, financial condition and results of operations and could force the Company to examine all options, including seeking the protection of the bankruptcy laws.

Based upon outstanding indebtedness as of December 31, 2003, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, total future principal payments on the total borrowings under all debt agreements as of December 31, 2003, are as follows:

Year	Amount
2004	$188
2005	1,044
2006	1,155
2007	2,531
2008	3,762
Thereafter	10,528

$19,208

For the amounts of debt scheduled to mature during 2004, it is management’s intent to fund the repayments from borrowings on the Company’s revolving credit facility. The accompanying consolidated balance sheet reflects this intent by presenting all debt balances as long-term while the table above reflects actual debt maturities as of the stated date.

10. Minority Interest and Equity Interest of Charter Holdco

The Company is a holding company whose primary asset is a controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems and mirror notes that are payable by Charter Holdco to the Company which have the same principal amount and terms as those of Charter’s convertible senior notes. Minority interest on the Company’s consolidated balance sheets represents the ownership percentages of Charter Holdco not owned by the Company, or 54% of total members’ equity of Charter Holdco, plus $694 million, $668 million and $655 million of preferred membership interests in CC VIII, LLC (CC VIII), an indirect subsidiary of Charter Holdco, as of December 31, 2003, 2002 and 2001, respectively. As more fully described in Note 22, this preferred interest arises from the approximately $630 million of preferred membership units issued by CC VIII in connection with the Bresnan acquisition in February, 2000. As of December 31, 2003 and December 31, 2002, minority interest also includes $25 million of preferred interest in Charter Helicon, LLC issued in connection with the Helicon acquisition.

Members’ equity of Charter Holdco was ($57) million, $662 million and $7.0 billion as of December 31, 2003, 2002 and 2001, respectively. Gains and losses arising from the issuance by Charter Holdco of its membership units are recorded as capital transactions, thereby increasing or decreasing shareholders’ equity and decreasing or increasing minority interest on the accompanying consolidated balance sheets. Minority interest was 53.5% as of December 31, 2003, 2002 and 2001. Minority interest includes the proportionate share of changes in fair value of interest rate risk management derivative agreements. Such amounts are temporary as they are contractually scheduled to reverse over the life of the underlying instrument. Additionally, reported losses allocated to minority interest on the statement of operations will be limited to the extent of any remaining minority interest on the balance sheet related to Charter Holdco. Accordingly, commencing in 2004, the Company expects to absorb all, or substantially all, future losses before income taxes, since the minority interest in Charter Holdco was substantially eliminated

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

at December 31, 2003, subject to any changes in Charter Holdco’s capital structure. Changes to minority interest consist of the following for the periods presented:

Minority
Interest
Balance, December 31, 2000	$4,571
Equity reclassified from redeemable securities (26,539,746 shares of Class A common stock)	1,096
Minority interest in loss of a subsidiary	(1,461)
Minority interest in change in accounting principle	(14)
Minority interest in income tax benefit	16
Changes in fair value of interest rate agreements	(22)
Gain on issuance of equity by Charter Holdco	253
Other	(5)

Balance, December 31, 2001	4,434
Minority interest in loss of a subsidiary	(3,176)
Minority interest in change in accounting principle	(306)
Minority interest in income tax benefit	132
Changes in fair value of interest rate agreements	(35)
Other	1

Balance, December 31, 2002	1,050
Minority interest in loss of a subsidiary	(377)
Minority interest in income tax benefit	(8)
Changes in fair value of interest rate agreements	25
Other	(1)

Balance, December 31, 2003	$689

11. Preferred Stock – Redeemable

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

12. Common Stock

The Company’s Class A common stock and Class B common stock are identical except with respect to certain voting, transfer and conversion rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. The Class B common stock is subject to significant transfer restrictions and is convertible on a share for share basis into Class A common stock at the option of the holder.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

13. Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss, after giving effect to the minority interest share of such gains and losses. Comprehensive loss for the years ended December 31, 2003, 2002 and 2001 was $219 million, $2.5 billion and $1.2 billion, respectively.

14. Accounting for Derivative Instruments and Hedging Activities

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

Effective January 1, 2001, the Company adopted SFAS No. 133. Interest rate agreements are recorded in the consolidated balance sheet at December 31, 2003 and 2002 as either an asset or liability measured at fair value. In connection with the adoption of SFAS No. 133, the Company recorded a loss of $10 million (approximately $24 million before minority interest effects) as the cumulative effect of change in accounting principle. The effect of adoption was to increase net loss and loss per share by $10 million and $0.04 per share, respectively, for the year ended December 31, 2001.

The Company does not hold or issue derivative instruments for trading purposes. The Company does however have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2003, 2002 and 2001, net gain (loss) on derivative instruments and hedging activities includes gains of $8 million and losses of $14 million and $2 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. For the years ended December 31, 2003, 2002 and 2001, a gain of $48 million and losses of $65 million and $39 million, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as gain (loss) on derivative instruments and hedging activities in the Company’s statement of operations. For the years ended December 31, 2003, 2002 and 2001, net gain (loss) on derivative instruments and hedging activities includes gains of $57 million and losses of $101 million and $48 million, respectively, for interest rate derivative instruments not designated as hedges.

As of December 31, 2003, 2002 and 2001, the Company had outstanding $3.0 billion, $3.4 billion and $3.3 billion and $520 million, $520 million and $520 million, respectively, in notional amounts of interest rate swaps and

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

15. Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2003 and 2002 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The Company is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities.

The fair value of interest rate agreements represents the estimated amount the Company would receive or pay upon termination of the agreements. Management believes that the sellers of the interest rate agreements will be able to meet their obligations under the agreements. In addition, some of the interest rate agreements are with certain of the participating banks under the Company’s credit facilities, thereby reducing the exposure to credit loss. The Company has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The estimated fair value of the Company’s notes, credit facilities and interest rate agreements at December 31, 2003 and 2002 are based on quoted market prices or a discounted cash flow analysis using the Company’s incremental borrowing rate for similar types of borrowing arrangements and dealer quotations.

A summary of the carrying value and fair value of the Company’s debt and related interest rate agreements at December 31, 2003 and 2002 is as follows:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
Charter convertible notes	$774	$732	$1,383	$295
Charter Holdings debt	8,316	7,431	9,222	3,867
CCH II debt	1,601	1,680	—	—
CCO Holdings debt	500	510	—	—
Credit facilities	7,227	6,949	7,789	6,367
Other	229	238	277	212
Interest Rate Agreements
Assets (Liabilities)
Swaps	(171)	(171)	(258)	(258)
Collars	(8)	(8)	(34)	(34)

The weighted average interest pay rate for the Company’s interest rate swap agreements was 7.25% and 7.40% at December 31, 2003 and 2002, respectively. The Company’s interest rate collar agreements are structured so that if LIBOR falls below 5.3%, the Company pays 6.7%. If the LIBOR rate is between 5.3% and 8.0%, the Company pays LIBOR. The LIBOR rate is capped at 8.0%, if LIBOR is between 8.0% and 9.9%. If the LIBOR rate rises above 9.9%, the cap is removed.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

16. Revenues

Revenues consist of the following for the years presented:

	Year Ended December 31,
	2003	2002	2001
Video	$3,461	$3,420	$2,971
High-speed data	556	337	148
Advertising sales	263	302	197
Commercial	204	161	123
Other	335	346	368

	$4,819	$4,566	$3,807

17. Operating Expenses

Operating expenses consist of the following for the years presented:

	Year Ended December 31,
	2003	2002	2001
Programming	$1,249	$1,166	$963
Advertising sales	88	87	64
Service	615	554	459

	$1,952	$1,807	$1,486

18. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the years presented:

	Year Ended December 31,
	2003	2002	2001
General and administrative	$833	$810	$689
Marketing	107	153	137

	$940	$963	$826

19. Stock Compensation Plans

The Company grants stock options, restricted stock and other incentive compensation pursuant to the 2001 Stock Incentive Plan of Charter (the “2001 Plan”). Prior to 2001, options were granted under the 1999 Option Plan of Charter Holdco (the “1999 Plan”).

The 1999 Plan provided for the grant of options to purchase membership units in Charter Holdco to current and prospective employees and consultants of Charter Holdco and its affiliates and current and prospective non-employee directors of Charter. Options granted generally vest over five years from the grant date, with 25% vesting 15 months after the anniversary of the grant date and ratably thereafter. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than 10 years from the date of grant. Membership units received upon exercise of the options are automatically exchanged into Class A common stock of Charter on a one-for-one basis.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

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

The 2001 Plan allows for the issuance of up to a total of 90,000,000 shares of Charter Class A common stock (or units convertible into Charter Class A common stock). The total shares available reflect a July 2003 amendment to the 2001 Plan approved by the board of directors and the shareholders of Charter to increase available shares by 30,000,000 shares. In 2001, any shares covered by options that terminated under the 1999 Plan were transferred to the 2001 Plan, and no new options can be granted under the 1999 Plan.

During July and October 2003, in connection with new employment agreements and related option agreements entered into by the Company, certain executives and directors were awarded a total of 80,603 shares of restricted Class A common stock. The shares vest monthly over a twelve-month period beginning on the date of grant. During September and October 2001, in connection with new employment agreements and related option agreements entered into by the Company, certain executives of the Company were awarded a total of 256,000 shares of restricted Class A common stock, of which 140,063 shares had been cancelled as of December 31, 2003. The shares vested 25% upon grant, with the remaining shares vesting monthly over a three-year period beginning after the first anniversary of the date of grant. As of December 31, 2003, deferred compensation remaining to be recognized in future periods totaled $0.2 million.

A summary of the activity for the Company’s stock options, excluding granted shares of restricted Class A common stock, for the years ended December 31, 2003, 2002 and 2001, is as follows (amounts in thousands, except per share data):

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of period	53,632	$14.22	46,558	$17.10	28,482	$19.24
Granted	7,983	3.53	13,122	4.88	29,395	16.01
Exercised	(165)	3.96	—	—	(278)	19.23
Cancelled	(13,568)	14.10	(6,048)	16.32	(11,041)	19.59

Options outstanding, end of period	47,882	$12.48	53,632	$14.22	46,558	$17.10

Weighted average remaining contractual life	8 years		8 years		9 years

Options exercisable, end of period	22,861	$16.36	17,844	$17.93	9,994	$18.51

Weighted average fair value of options granted	$2.71		$2.89		$9.15

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
	(in thousands)			(in thousands)
$1.11 — $ 2.85	9,809	9 years	$2.31	1,718	9 years	$2.49
$3.91 — $ 9.13	6,309	9 years	5.52	319	8 years	9.13
$11.99 — $19.47	20,243	7 years	14.65	12,191	7 years	15.34
$20.00 — $23.09	11,521	6 years	21.19	8,633	6 years	20.83

On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123, under which the Company recognizes compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. Adoption of these provisions resulted in utilizing a preferable accounting method as the consolidated financial statements present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 123, the fair value method will be applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. The ongoing effect on consolidated results of operations or financial condition will be dependent upon future stock based compensation awards granted. The Company recorded $4 million of option compensation expense for the year ended December 31, 2003.

Prior to the adoption of SFAS No. 123, the Company used the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, to account for the option plans. Option compensation expense of $5 million and net option compensation benefit of $5 million for the years ended December 31, 2002 and 2001, respectively, was recorded in the consolidated statements of operations since the exercise prices of certain options were less than the estimated fair values of the underlying membership interests on the date of grant. A reversal of previously recognized option compensation expense of $22 million for the year ended December 31, 2001 was recorded in the consolidated statements of operations primarily in connection with the waiver of the right to approximately seven million options by the Company’s former President and Chief Executive Officer as part of his September 2001 separation agreement. This was partially offset by expense recorded because exercise prices on certain options were less than the estimated fair values of the Company’s stock at the time of grant. Estimated fair values were determined by the Company using the valuation inherent in the companies acquired by Paul G. Allen in 1998 and valuations of public companies in the cable television industry adjusted for factors specific to the Company. Compensation expense is being recorded with the method described in FASB Interpretation No. 28 over the vesting period of the individual options that varies between four and five years. As of December 31, 2003, no deferred compensation remained to be recognized in future periods. No stock option compensation expense was recorded for the options granted after November 8, 1999, since the exercise price was equal to the estimated fair value of the underlying membership interests or shares of Class A common stock on the date of grant. Since the membership units are exchangeable into Class A common stock of Charter on a one-for-one basis, the estimated fair value was equal to the quoted market values of Class A common stock.

In January 2004, the Company commenced an option exchange program in which employees of the Company and its subsidiaries were offered the right to exchange all stock options (vested and unvested) issued under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. Based on a sliding exchange ratio, which varied depending on the exercise price of an employees outstanding options, if an employee would have received more than 400 shares of restricted stock in exchange for tendered options, Charter issued that employee

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

shares of restricted stock in the exchange. If, based on the exchange ratios, an employee would have received 400 or fewer shares of restricted stock in exchange for tendered options, Charter instead paid the employee cash in an amount equal to the number of shares the employee would have received multiplied by $5.00. The offer applied to options (vested and unvested) to purchase a total of 22,929,573 shares of Class A common stock, or approximately 48% of the Company’s 47,882,365 total options issued and outstanding as of December 31, 2003. Participation by employees was voluntary. Those members of the Company’s board of directors who were not also employees of the Company or any of its subsidiaries were not eligible to participate in the exchange offer.

In the closing of the exchange offer on February 20, 2004, the Company accepted for cancellation eligible options to purchase approximately 18,137,664 shares of its Class A common stock. In exchange, the Company granted 1,966,686 shares of restricted stock, including 460,777 performance shares to eligible employees of the rank of senior vice president and above, and paid a total cash amount of approximately $4 million (which amount includes applicable withholding taxes) to those employees who received cash rather than shares of restricted stock. The grants of restricted stock were effective as of February 25, 2004. Employees tendered approximately 79% of the options eligible to be exchanged under the program.

Based on the results above, the cost to the Company of the Stock Option Exchange Program was approximately $12 million, with a 2004 cash compensation expense of approximately $4 million and a non-cash compensation expense of approximately $8 million to be expensed ratably over the three-year vesting period of the restricted stock in the exchange.

In January 2004, the Compensation Committee of the board of directors of Charter approved Charter’s Long-Term Incentive Program (“LTIP”), which is a program administered under the 2001 Stock Incentive Plan. Employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees are eligible to receive stock options and performance shares. Under the LTIP, the stock options vest 25% on each of the first four anniversaries of the date of grant. The performance shares are earned on the third anniversary of the grant date, conditional upon Charter’s performance against financial performance measures and customer growth targets established by Charter’s management and approved by its board of directors as of the time of the award. No awards were made under the LTIP in 2003

20. Special Charges

In the fourth quarter of 2002, the Company recorded a special charge of $35 million, of which $31 million was associated with its workforce reduction program and the consolidation of its operations from three divisions and ten regions into five operating divisions, elimination of redundant practices and streamlining its management structure. The remaining $4 million related to legal and other costs associated with the Company’s ongoing grand jury investigation, shareholder lawsuits and SEC investigation. The $31 million charge related to realignment activities, included severance costs of $28 million related to approximately 1,400 employees identified for termination as of December 31, 2002 and lease termination costs of $3 million. During the year ended December 31, 2003, an additional 1,400 employees were identified for termination and additional severance costs of $20 million and additional lease costs of $6 million were recorded in special charges. In total, approximately 2,600 employees were terminated during the year ended December 31, 2003. Severance payments are generally made over a period of up to twelve months with approximately $39 million paid during the year ended December 31, 2003. The Company paid $4 million in lease termination costs during the year ended December 31, 2003. As of December 31, 2003 and December 31, 2002, a liability of approximately $14 million and $31 million, respectively, is recorded on the accompanying consolidated balance sheets related to the realignment activities. For the year ended December 31, 2003, the additional severance costs were offset by a $5 million settlement from the Internet service provider Excite@Home related to the conversion of high-speed data customers to Charter Pipeline service in 2001.

During the year ended December 31, 2001, the Company recorded $18 million in special charges that represent $15 million of costs associated with the transition of approximately 145,000 (unaudited) data customers from the Excite@Home Internet service to the Charter Pipeline Internet service.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

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

21. Income Taxes

All operations are held through Charter Holdco and its direct and indirect subsidiaries. Charter Holdco and the majority of its subsidiaries are not subject to income tax. However, certain of these subsidiaries are corporations and are subject to income tax. All of the taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members: Charter, Charter Investment, Inc. and Vulcan Cable III, Inc. Charter is responsible for its share of taxable income or loss of Charter Holdco allocated to it in accordance with the Charter Holdco limited liability company agreement (“LLC Agreement”) and partnership tax rules and regulations.

The LLC Agreement provides for certain special allocations of net tax profits and net tax losses (such net tax profits and net tax losses being determined under the applicable federal income tax rules for determining capital accounts). Pursuant to the LLC Agreement, through the end of 2003, net tax losses of Charter Holdco that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common units were allocated instead to membership units held by Vulcan Cable III, Inc. and Charter Investment, Inc. (the “Special Loss Allocations”) to the extent of their respective capital account balances. After 2003, pursuant to the LLC Agreement, net tax losses of Charter Holdco are to be allocated to Charter, Vulcan Cable III, Inc. and Charter Investment, Inc. based generally on their respective percentage ownership of outstanding common units to the extent of their respective capital account balances. The LLC Agreement further provides that, beginning at the time Charter Holdco generates net tax profits, the net tax profits that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common membership units will instead generally be allocated to Vulcan Cable III, Inc. and Charter Investment, Inc. (the “Special Profit Allocations”). The Special Profit Allocations to Vulcan Cable III, Inc. and Charter Investment, Inc. will generally continue until the cumulative amount of the Special Profit Allocations offsets the cumulative amount of the Special Loss Allocations. The amount and timing of the Special Profit Allocations are subject to the potential application of, and interaction with, the Curative Allocation Provisions described in the following paragraph. The LLC Agreement generally provides that any additional net tax profits are to be allocated among the members of Charter Holdco based generally on their respective percentage ownership of Charter Holdco common membership units.

Because the respective capital account balance of each of Vulcan Cable III, Inc. and Charter Investment, Inc. was reduced to zero by December 31, 2002, certain net tax losses of Charter Holdco that were to be allocated for 2002, 2003 (subject to resolution of the issue described in Note 22) and possibly later years to Vulcan Cable III, Inc. and Charter Investment, Inc. will instead be allocated to Charter (the “Regulatory Allocations”). The LLC Agreement further provides that, to the extent possible, the effect of the Regulatory Allocations is to be offset over time pursuant to certain curative allocation provisions (the “Curative Allocation Provisions”) so that, after certain offsetting adjustments are made, each member’s capital account balance is equal to the capital account balance such member would have had if the Regulatory Allocations had not been part of the LLC Agreement. The cumulative amount of the actual tax losses allocated to Charter as a result of the Regulatory Allocations through the year ended December 31, 2003 is approximately $2.0 billion to $2.6 billion pending the resolution of the issue described in Note 22.

As a result of the Special Loss Allocations and the Regulatory Allocations referred to above, the cumulative amount of losses of Charter Holdco allocated to Vulcan Cable III, Inc. and Charter Investment, Inc. is in excess of the amount that would have been allocated to such entities if the losses of Charter Holdco had been allocated among its members in proportion to their respective percentage ownership of Charter Holdco common membership units. The cumulative amount of such excess losses was approximately $3.1 billion through December 31, 2002 and $2.0 billion to $2.5 billion through December 31, 2003, depending upon the resolution of the issue described in Note 22.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

In certain situations, the Special Loss Allocations, Special Profit Allocations, Regulatory Allocations and Curative Allocation Provisions described above could result in Charter paying taxes in an amount that is more or less than if Charter Holdco had allocated net tax profits and net tax losses among its members based generally on the number of common membership units owned by such members. This could occur due to differences in (i) the character of the allocated income (e.g., ordinary versus capital), (ii) the allocated amount and timing of tax depreciation and tax amortization expense due to the application of section 704(c) under the Internal Revenue Code, (iii) the potential interaction between the Special Profit Allocations and the Curative Allocation Provisions, (iv) the amount and timing of alternative minimum taxes paid by Charter, if any, (v) the apportionment of the allocated income or loss among the states in which Charter Holdco does business, and (vi) future federal and state tax laws. Further, in the event of new capital contributions to Charter Holdco, it is possible that the tax effects of the Special Profit Allocations, Special Loss Allocations, Regulatory Allocations and Curative Allocation Provisions will change significantly pursuant to the provisions of the income tax regulations. Such change could defer the actual tax benefits to be derived by Charter with respect to the net tax losses allocated to it or accelerate the actual taxable income to Charter with respect to the net tax profits allocated to it. As a result, it is possible under certain circumstances, that Charter could receive future allocations of taxable income in excess of its currently allocated tax deductions and available tax loss carryforwards.

In addition, under their exchange agreement with Charter, Vulcan Cable III, Inc. and Charter Investment, Inc. may exchange some or all of their membership units in Charter Holdco for Charter’s Class B common stock, be merged with Charter, or be acquired by Charter in a non-taxable reorganization. If such an exchange were to take place prior to the date that the Special Profit Allocation provisions had fully offset the Special Loss Allocations, Vulcan Cable III, Inc. and Charter Investment, Inc. could elect to cause Charter Holdco to make the remaining Special Profit Allocations to Vulcan Cable III, Inc. and Charter Investment, Inc. immediately prior to the consummation of the exchange. In the event Vulcan Cable III, Inc. and Charter Investment, Inc. choose not to make such election or to the extent such allocations are not possible, Charter would then be allocated tax profits attributable to the membership units received in such exchange pursuant to the Special Profit Allocation provisions. Mr. Allen has generally agreed to reimburse Charter for any incremental income taxes that Charter would owe as a result of such an exchange and any resulting future Special Profit Allocations to Charter.

For the years ended December 31, 2003, 2002 and 2001, the Company recorded deferred income tax benefits as shown below. The income tax benefits were realized through reductions in the deferred tax liabilities related to Charter’s investment in Charter Holdco, as well as the deferred tax liabilities of certain of Charter’s indirect corporate subsidiaries. In 2003, Charter received tax loss allocations from Charter Holdco. Previously, the tax losses had been allocated to Vulcan Cable III, Inc. and Charter Investment, Inc. in accordance with the Special Loss Allocations provided under the Charter Holdco amended and restated limited liability company agreement. The Company does not expect to recognize a similar benefit related to its investment in Charter Holdco after 2003 due to limitations on its ability to offset future tax benefits against the remaining deferred tax liabilities. However, the actual tax provision calculation in future periods will be the result of current and future temporary differences, as well as future operating results.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

Current and deferred income tax expense (benefit) is as follows:

	December 31,
	2003	2002	2001
Current expense:
Federal income taxes	$1	$—	$—
State income taxes	1	2	—

Current income tax expense	2	2	—

Deferred benefit:
Federal income taxes	(98)	(456)	(11)
State income taxes	(14)	(66)	(1)

Deferred income tax benefit:	(112)	(522)	(12)

Total income benefit	$(110)	$(520)	$(12)

The Company recorded the portion of the income tax benefit associated with the adoption of SFAS No.142 as a $60 million reduction of the cumulative effect of accounting change on the accompanying statement of operations for the year ended December 31, 2002.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35%, and average state income tax rate of 5% for the years ended December 31, 2003, 2002 and 2001 as follows:

	December 31,
	2003	2002	2001
Statutory federal income taxes	$(122)	$(969)	$(409)
State income taxes, net of federal benefit	(17)	(138)	(58)
Valuation allowance provided	29	587	455

Provision for income taxes	$(110)	$(520)	$(12)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 which are included in long-term liabilities are presented below.

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforward	$1,723	$1,489
Other	6	9

Total gross deferred tax assets	1,729	1,498
Less: valuation allowance	(1,291)	(1,444)

Net deferred tax assets	$438	$54

Deferred tax liabilities:
Investment in Charter Holdco	$(553)	$(266)
Property, plant & equipment	(42)	(67)
Franchises	(260)	(240)

Gross deferred tax liabilities	(855)	(573)

Net deferred tax liabilities	$(417)	$(519)

As of December 31, 2003, the Company has deferred tax assets of $1.7 billion, which primarily relate to financial and tax losses allocated to Charter from Charter Holdco. The deferred tax assets also include $912 million of tax net operating loss carryforwards (generally expiring in years 2004 through 2023) of Charter and its indirect corporate subsidiaries, which are subject to certain limitations. Valuation allowances of $480 million exist with respect to these carryforwards.

The total valuation allowance for deferred tax assets as of December 31, 2003 and 2002 was $1.3 billion and $1.4 billion, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities.

The Company is currently under examination by the Internal Revenue Service for the tax years ending December 31, 1999 and 2000. Management does not expect the results of this examination to have a material adverse effect on the Company’s consolidated financial condition or results of operation.

22. Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

Charter has entered into management arrangements with Charter Holdco and certain of its subsidiaries. Under these agreements, Charter provides management services for the cable systems owned or operated by its subsidiaries. The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are billed and charged directly to the Company’s operating subsidiaries and are included within operating costs in the accompanying consolidated statements of operations. Such costs totaled $210 million, $176 million and $119 million for the years

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

ended December 31, 2003, 2002 and 2001, respectively. All other costs incurred on the behalf of the Company’s operating subsidiaries are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements. For the years ended December 31, 2003, 2002 and 2001, the management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries. The credit facilities of the Company’s operating subsidiaries prohibit payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness. In the event any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries. Any deferred amount of the management fee will bear interest at the rate of 10% per annum, compounded annually, from the date it was due and payable until the date it is paid.

Mr. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to Charter’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter may not, and may not allow its subsidiaries to, engage in any business transaction outside the cable transmission business except for certain existing approved investments. Should Charter or its subsidiaries wish to pursue a business transaction outside of this scope, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to pursue the business transaction and consents to Charter or its subsidiaries to engage in the business transaction, they will be able to do so. The cable transmission business means the business of transmitting video, audio, including telephony, and data over cable systems owned, operated or managed by Charter or its subsidiaries from time to time.

Mr. Allen or his affiliates own equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming. Among these entities are TechTV L.L.C. (“TechTV”), Oxygen Media Corporation (“Oxygen Media”), Digeo, Inc., Click2learn, Inc., Trail Blazer Inc., Action Sports Cable Network (“Action Sports”) and Microsoft Corporation. In addition, Mr. Allen and Mr. Savoy were directors of USA Networks, Inc. (“USA Networks”), who operates the USA Network, The Sci-Fi Channel, Trio, World News International and Home Shopping Network, owning approximately 5% and less than 1%, respectively, of the common stock of USA Networks. In 2002, Mr. Allen and Mr. Savoy sold their common stock and are no longer directors of the USA Network. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (“Vulcan Ventures”) and Vulcan Inc. and is the president of Vulcan Ventures. Mr. Savoy was a vice president and a director of Vulcan Ventures until his resignation in September 2003. Mr. Savoy will remain as a member of the board of directors of Charter. The various cable, media, Internet and telephony companies in which Mr. Allen has invested may mutually benefit one another. The agreements governing the Company’s relationship with Digeo, Inc. (“Digeo”) are an example of a cooperative business relationship among Mr. Allen’s affiliated companies. The Company can give no assurance that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

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

High Speed Access Corp. (“High Speed Access”) was a provider of high-speed Internet access services over cable modems. During the period from 1997 to 2000, certain Charter entities entered into Internet-access related service agreements, and both Vulcan Ventures and certain of Charter’s subsidiaries made equity investments in High Speed Access.

On February 28, 2002, Charter’s subsidiary, CC Systems, purchased from High Speed Access the contracts and associated assets, and assumed related liabilities, that served the Company’s customers, including a customer contact center, network operations center and provisioning software. Immediately prior to the asset purchase, Vulcan

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

Ventures beneficially owned approximately 37%, and the Company beneficially owned approximately 13%, of the common stock of High Speed Access (including the shares of common stock which could be acquired upon conversion of the Series D preferred stock, and upon exercise of the warrants owned by Charter Holdco). Following the consummation of the asset purchase, neither the Company nor Vulcan Ventures beneficially owned any securities of, or were otherwise affiliated with, High Speed Access.

The Company receives or will receive programming for broadcast via its cable systems from TechTV, USA Networks, Oxygen Media and Action Sports. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2003, 2002 and 2001 were each less than 1% of total operating expenses with the exception of USA Networks which was 2%, 2% and 3% of total operating expenses for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Company receives commissions from USA Networks for home shopping sales generated by its customers. Such revenues for the years ended December 31, 2003, 2002 and 2001 were less than 1% of total revenues. On November 5, 2002, Action Sports announced that it was discontinuing its business. The Company believes that the failure of Action Sports will not materially affect the Company’s business or results of operations.

The Company entered into an equity issuance agreement pursuant to which Oxygen Media granted a subsidiary of Charter Holdco a warrant to purchase 2.4 million shares of common stock of Oxygen Media for an exercise price of $22.00 per share. Charter Holdco will also receive unregistered shares of Oxygen Media common stock with a guaranteed fair market value on the date of issuance of $34 million, on or prior to February 2, 2005 with the exact date to be determined by Oxygen Media. The Company currently recognizes the guaranteed value of the investment over the life of the programming agreement as a reduction of programming expense. For the year ended December 31, 2003, the Company recorded approximately $9 million as a reduction of programming expense. The carrying value of the Company’s investment in Oxygen was approximately $19 million as of December 31, 2003.

The Company receives from TechTV programming for distribution via its cable system pursuant to an affiliation agreement. The affiliation agreement provides, among other things, that TechTV must offer the Company certain terms and conditions that are no less favorable in the affiliation agreement than are given to any other distributor that serves the same number of or fewer TechTV viewing customers. The Company believes that TechTV has breached the TechTV affiliation agreement, and is involved in discussions with TechTV representatives in an effort to reach a settlement regarding the damages owed to the Company for such breach. To date, no settlement has been reached and no formal legal proceedings have been commenced. In the event the parties are not able to reach a settlement, the Company intends to pursue its contractual and legal rights for relief.

As discussed in Note 4, in April 2002, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of the Company, completed the cash purchase of certain assets of Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar Cable of Macoupin County and Enstar Income IV/PBD Systems Venture, serving approximately 21,600 (unaudited) customers, for a total cash sale price of approximately $48 million. In September 2002, Charter Communications Entertainment I, LLC purchased all of Enstar Income Program II-1, L.P.’s Illinois cable systems, serving approximately 6,400 (unaudited) customers, for a cash sale price of $15 million. Enstar Communications Corporation, a direct subsidiary of Charter Holdco, is a general partner of the Enstar limited partnerships but does not exercise control over them. All of the executive officers of Charter and Charter Holdco act as officers of Enstar Communications Corporation.

The Company entered into various broadband carriage agreements with Digeo Interactive, LLC (“Digeo Interactive”), a wholly-owned subsidiary of Digeo. These agreements provide for the development by Digeo Interactive of future features to be included in the Basic i-TV service provided by Digeo and for Digeo’s development of an interactive “toolkit” to enable the Company to develop interactive local content. Furthermore, the Company may request that Digeo Interactive manage local content for a fee. The agreement provides for the Company to pay for development of the Basic i-TV service as well as license fees for customers who receive the service, and for the Company and Digeo to split certain revenues earned from the service. In 2003, the Company paid Digeo Interactive approximately $4 million for customized development of the i-channels and the local content tool kit. The Company received no revenues under the broadband carriage agreement in 2003.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

On June 30, 2003, Charter Holdco entered into an agreement with Motorola for the purchase of 100,000 broadband media centers, subject to the Company’s testing and approval of product performance and functionality. It is contemplated that the software for these broadband media centers would be supplied to Motorola by Digeo. License fees for Digeo to license such software to the Company and support fees for the broadband media centers and relevant content and support services are currently under negotiation.

In March 2001, Charter Communications Ventures, LLC (“Charter Ventures”), the Company’s indirect subsidiary, and Vulcan Ventures formed DBroadband Holdings, LLC (“DBroadband”) for the sole purpose of purchasing equity interests in Digeo. In connection with the execution of the broadband carriage agreement, DBroadband purchased an equity interest in Digeo funded by contributions from Vulcan Ventures. The equity interest is subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. Charter Ventures has a 100% profit interest in DBroadband. Vulcan Ventures also agreed to make, through January 24, 2004, certain additional contributions through DBroadband to acquire additional equity in Digeo as necessary to maintain Charter Ventures’ pro rata interest in Digeo in the event of certain future Digeo equity financings by the founders of Digeo. These additional equity interests are also subject to a priority return of capital to Vulcan Ventures up to amounts contributed by Vulcan Ventures on Charter Ventures’ behalf. DBroadband is therefore not included in the Company’s consolidated financial statements.

The Company believes that Vulcan Ventures, an entity controlled by Mr. Allen, owns an approximate 60% equity interest in Digeo, Inc. Messrs. Allen and Vogel are directors of Digeo. Mr. Savoy was a director and served on the compensation committee of Digeo until September 2003. Mr. Vogel owns options to purchase 10,000 shares of Digeo common stock.

On January 10, 2003, Charter signed an agreement to carry two around-the-clock, high definition networks, HDNet and HDNet Movies. The Company believes that entities controlled by Mr. Mark Cuban, co-founder and president of HDNet, owns 85% of HDNet and HDNet Movies as of December 31, 2003. As of December 31, 2003 Mr. Cuban, owns an approximate 6.4% equity interest in Charter.

Certain related parties, including members of the board of directors and management, hold interests in the Company’s senior convertible debt and senior notes and discount notes of the Company’s subsidiary of approximately $61.5 million of face value at December 31, 2003.

As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC, Charter’s indirect limited liability company subsidiary, issued, after adjustments, 24,279,943 Class A preferred membership units (collectively, the “CC VIII interest”) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the “Comcast sellers”). While held by the Comcast sellers, the CC VIII interest was entitled to a 2% priority return on its initial capital account and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII, LLC. While held by the Comcast sellers, the CC VIII interest generally did not share in the profits and losses of CC VIII, LLC. Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the “Comcast put right”). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII interest, indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII, LLC. In the event of a liquidation of CC VIII, LLC, Mr. Allen would be entitled to a priority distribution with respect to the 2% priority return (which will continue to accrete).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC’s capital account and Mr. Allen’s capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII, LLC’s profits or losses (as computed for capital account purposes) after June 6, 2003). The limited liability company agreement of CC VIII, LLC does not provide for a mandatory redemption of the CC VIII interest.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII interest following consummation of the Comcast put right. Specifically, under the terms of the Bresnan transaction documents that were entered into in June 1999, the Comcast sellers originally would have received, after adjustments, 24,273,943 Charter Holdco membership units, but due to an FCC regulatory issue raised by the Comcast sellers shortly before closing, the Bresnan transaction was modified to provide that the Comcast sellers instead would receive the preferred equity interests in CC VIII, LLC represented by the CC VIII interest. As part of the last-minute changes to the Bresnan transaction documents, a draft amended version of the Charter Holdco limited liability company agreement was prepared, and contract provisions were drafted for that agreement that would have required an automatic exchange of the CC VIII interest for 24,273,943 Charter Holdco membership units if the Comcast sellers exercised the Comcast put right and sold the CC VIII interest to Mr. Allen or his affiliates. However, the provisions that would have required this automatic exchange did not appear in the final version of the Charter Holdco limited liability company agreement that was delivered and executed at the closing of the Bresnan transaction. The law firm that prepared the documents for the Bresnan transaction brought this matter to the attention of Charter and representatives of Mr. Allen in 2002.

Thereafter, the board of directors of Charter formed a Special Committee (currently comprised of Messrs. Tory, Wangberg and Merritt) to investigate the matter and take any other appropriate action on behalf of Charter with respect to this matter. After conducting an investigation of the relevant facts and circumstances, the Special Committee determined that a “scrivener’s error” had occurred in February 2000 in connection with the preparation of the last-minute revisions to the Bresnan transaction documents and that, as a result, Charter should seek the reformation of the Charter Holdco limited liability company agreement, or alternative relief, in order to restore and ensure the obligation that the CC VIII interest be automatically exchanged for Charter Holdco units. The Special Committee further determined that, as part of such contract reformation or alternative relief, Mr. Allen should be required to contribute the CC VIII interest to Charter Holdco in exchange for 24,273,943 Charter Holdco membership units. The Special Committee also recommended to the board of directors of Charter that, to the extent the contract reformation is achieved, the board of directors should consider whether the CC VIII interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them.

Mr. Allen disagrees with the Special Committee’s determinations described above and has so notified the Special Committee. Mr. Allen contends that the transaction is accurately reflected in the transaction documentation and contemporaneous and subsequent company public disclosures.

The parties engaged in a process of non-binding mediation to seek to resolve this matter, without success. The Special Committee is evaluating what further actions or processes it may undertake to resolve this dispute. To accommodate further deliberation, each party has agreed to refrain from initiating legal proceedings over this matter until it has given at least ten days’ prior notice to the other. In addition, the Special Committee and Mr. Allen have determined to utilize the Delaware Court of Chancery’s program for mediation of complex business disputes in an effort to resolve the CC VIII interest dispute. If the Special Committee and Mr. Allen are unable to reach a resolution through that mediation process or to agree on an alternative dispute resolution process, the Special Committee intends to seek resolution of this dispute through judicial proceedings in an action that would be commenced, after appropriate notice, in the Delaware Court of Chancery against Mr. Allen and his affiliates seeking contract reformation, declaratory relief as to the respective rights of the parties regarding this dispute and alternative forms of legal and equitable relief. The ultimate resolution and financial impact of the dispute are not determinable at this time.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

23. Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2003 for its contractual obligations.

	Total	2004	2005	2006	2007	2008	Thereafter
Contractual Obligations
Operating Lease Obligations (1)	$70	$17	$14	$11	$7	$5	$16
Programming Minimum Commitments (2)	1,949	320	329	355	386	317	242
Other (3)	282	63	47	39	24	25	84

Total	$2,301	$400	$390	$405	$417	$347	$342

(1)	The Company leases certain facilities and equipment under noncancellable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2003, 2002 and 2001, were $30 million, $31 million and $25 million, respectively.

(2)	The Company pays programming fees under multi-year contracts ranging from three to six years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statement of operations were $1.2 billion, $1.2 billion and $963 million for the years ended December 31, 2003, 2002 and 2001, respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company’s billing services vendors.

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•	The Company also rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2003, 2002 and 2001, was $40 million, $41 million and $33 million, respectively.

•	The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. The Company also pays other franchise related costs, such as public education grants under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $162 million, $160 million and $144 million for the years ended December 31, 2003, 2002 and 2001, respectively.

•	The Company also has $153 million in letters of credit, primarily to its various worker’s compensation, property casualty and general liability carriers as collateral for reimbursement of claims. These letters of credit reduce the amount the Company may borrow under its credit facilities.

Litigation

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this annual report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the consolidated class action. Motions to dismiss the Consolidated Amended Complaint have been filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions are stayed for ninety (90) days.

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

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The lawsuits were filed after the filing of a 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. The Delaware Class Actions are substantively identical. No such transaction by Mr. Allen has been presented. Plaintiffs’ counsel has granted the defendants an indefinite extension of time to respond to the only complaint that has been served in the Delaware Class Actions.

The lawsuits discussed above are each in preliminary stages. No reserves have been established for potential losses or related insurance recoveries on these matters because the Company is unable to predict the outcome. Charter intends to vigorously defend the lawsuits.

In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the Securities and Exchange Commission (“SEC”). The SEC subsequently issued a formal order of investigation dated January 23, 2003, and subsequent related document and testimony subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers, and various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter is fully cooperating with the SEC Staff.

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

Charter has liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies. There is no assurance that current coverage will be sufficient for all claims described above or any future claims that may arise.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter in South Carolina Court of Common Pleas (“South Carolina Class Action”), purportedly on behalf of a class of Charter customers, alleging that Charter improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” Charter removed this case to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter should have but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter’s objection in September 2002. Charter immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts have ruled that until a final judgment is entered against Charter, they lack jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter’s motion to dismiss for failure to state a claim. It also took under advisement Charter’s motion to set aside the default judgment.

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on the Company’s consolidated financial condition, results of operations or its liquidity, including its ability to comply with the Company’s debt covenants.

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (“FCC”), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecom Act required the FCC to undertake a number of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company’s operations.

24. Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) plan totaling $7 million, $8 million and $9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

25. Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before December 31, 2003, the FIN 46R will be applied beginning on March 31, 2004. For any variable interest entities that must be consolidated under FIN 46R that were created before December 31, 2003, the assets, liabilities and noncontrolling interests of the variable interest entity initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entity. The Company has identified DBroadband Holdings, LLC as a variable interest entity in accordance with FIN 46R. As the Company is not the primary beneficiary of the variable interest entity (as defined by FIN 46R), DBroadband Holdings, LLC has not been included in the Company’s consolidated financial statements. In future periods, the Company will continue to reassess its relationship with DBroadband Holdings, LLC to ensure proper recognition of the relationship in accordance with FIN 46R. See Note 22 for additional information.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of interpretative guidance on revenue recognition. SAB No. 104 became effective immediately upon release and requires registrants to either restate prior financial statements or report a change in accounting principle. The adoption of SAB No. 104 did not have a material impact on the Company’s consolidated financial statements.

26. Parent Company Only Financial Statements

As the result of limitations on, and prohibitions of, distributions, substantially all of the net assets of the consolidated subsidiaries are restricted for distribution to Charter, the parent company. The following condensed parent-only

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

financial statements of Charter account for the investment in Charter Holdco under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto.

Charter Communications, Inc. (Parent Company Only)
Condensed Balance Sheet

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$1	$10
Receivable from related party	9	3
Investment in Charter Holdco	—	308
Notes receivable from Charter Holdco	803	1,433

	$813	$1,754

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$10	$13
Convertible notes	774	1,383
Deferred income taxes	149	266
Preferred stock — redeemable	55	51
Shareholders’ equity (deficit)	(175)	41

Total liabilities and shareholders’ equity (deficit)	$813	$1,754

Condensed Statement of Operations

	Year Ended December 31,
	2003	2002	2001
REVENUES
Interest income	$69	$76	$61
Management fees	11	9	6

Total revenues	80	85	67

EXPENSES
Equity in losses of Charter Holdco	(359)	(2,922)	(1,168)
General and administrative expenses	(11)	(9)	(6)
Interest expense	(65)	(73)	(60)

Total expenses	(435)	(3,004)	(1,234)

Net loss before income taxes	(355)	(2,919)	(1,167)
Income taxes	117	405	—

Net loss	(238)	(2,514)	(1,167)
Dividend on preferred equity	(4)	(3)	(1)

Net loss after preferred dividends	$(242)	$(2,517)	$(1,168)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

Condensed Statements of Cash Flows

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss after preferred dividends	$(242)	$(2,517)	$(1,168)
Equity in losses of Charter Holdco	359	2,922	1,168
Changes in operating assets and liabilities	(9)	10	—
Deferred income taxes	(117)	(405)	—

Net cash flows from operating activities	(9)	10	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in and receivables from Charter Holdco	—	—	(633)
Investment in Charter Holdco	—	—	(1,224)

Net cash flows from investing activities	—	—	(1,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes	—	—	633
Net proceeds from issuance of common stock	—	—	1,218
Other	—	—	6

Net cash flows from financing activities	—	—	1,857

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9)	10	—
CASH AND CASH EQUIVALENTS, beginning of year	10	—	—

CASH AND CASH EQUIVALENTS, end of year	$1	$10	$—

27. Unaudited Quarterly Financial Data

The following table presents quarterly data for the periods presented on the consolidated statement of operations:

	Year Ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$1,178	$1,217	$1,207	$1,217
Income from operations	86	112	117	210
Income (loss) before minority interest and income taxes	(301)	(286)	23	(161)
Net income (loss) applicable to common stock	(182)	(38)	36	(58)
Basic income (loss) per common share	(0.62)	(0.13)	0.12	(0.20)
Diluted Income (loss) per common share	(0.62)	(0.13)	0.07	(0.20)
Weighted-average shares outstanding, basic	294,466,137	294,474,596	294,566,878	294,875,504
Weighted-average shares outstanding, diluted	294,466,137	294,474,596	637,822,843	294,875,504

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(dollars in millions, except where indicated)

	Year Ended December 31, 2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$1,074	$1,137	$1,166	$1,189
Income (loss) from operations	97	85	91	(4,595)
Loss before minority interest, income taxes and cumulative effect of accounting change	(234)	(354)	(367)	(4,989)
Net loss applicable to common stock	(317)	(161)	(167)	(1,872)
Basic and diluted loss per common share before cumulative effect of accounting change	(0.38)	(0.55)	(0.57)	(6.36)
Basic and diluted loss per common share	(1.08)	(0.55)	(0.57)	(6.36)
Weighted-average shares outstanding	294,394,939	294,453,454	294,454,659	294,457,134