Form 10-K
period 2004-12-31
CHARTER COMMUNICATIONS INC /MO/
filed 2005-03-03
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
Class A Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the registrant of outstanding Class A Common Stock held by non-affiliates of the registrant at June 30, 2004 was approximately $1.1 billion, computed based on the closing sale price as quoted on the NASDAQ National Market on that date. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder or entities controlled by such controlling shareholder of the registrant are deemed to be affiliates of the registrant.

There were 304,795,728 shares of Class A Common Stock outstanding as of January 31, 2005. There were 50,000 shares of Class B Common Stock outstanding as of the same date.

Documents Incorporated By Reference

The following documents are incorporated into this Report by reference: None

CHARTER COMMUNICATIONS, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2004

This annual report on Form 10-K is for the year ended December 31, 2004. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us” and “our” refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in the “Focus for 2005” section under Part I, Item 1. “Business,” “Overview of Operations” and the “Liquidity and Capital Resources” sections under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or SEC, and include, but are not limited to:

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed data, telephony and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	the availability of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	our ability to comply with all covenants in our indentures and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross-default provisions;

•	our ability to pay or refinance debt as it becomes due;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, and our ability to reach a final approved settlement with respect to the putative class action, the unconsolidated class action, and derivative shareholders litigation against us on the terms of the stipulations of settlement described herein;

•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this annual report.

ii

PART I

Item 1. Business.

Introduction

Charter Communications, Inc. (“Charter”) is a broadband communications company operating in the United States, with approximately 6.22 million customers at December 31, 2004. Through our broadband network of coaxial and fiber optic cable, we offer our customers traditional cable video programming (analog and digital, which we refer to as “video” service), high-speed cable Internet access (which we refer to as “high-speed data service”), advanced broadband cable services (such as video on demand (“VOD”), high definition television service and interactive television) and, in some of our markets, we offer telephone service (which we refer to as “telephony”). See “Business — Products and Services” for further description of these terms, including “customers.”

At December 31, 2004, we served approximately 5.99 million analog video customers, of which approximately 2.67 million were also digital video customers. We also served approximately 1.88 million high-speed data customers (including approximately 217,400 who received only high-speed data services). We also provided telephony service to approximately 45,400 customers as of that date.

At December 31, 2004, our investment in cable properties, long-term debt, accumulated deficit and total shareholders’ deficit were $16.2 billion, $19.5 billion, $9.2 billion and $4.4 billion, respectively. Our working capital deficit was $295 million at December 31, 2004. For the year ended December 31, 2004, our revenues, net loss applicable to common stock and loss per common share were approximately $5.0 billion, $4.3 billion and $14.47, respectively.

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the interest costs we incur because of our high level of debt, the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties, and the amortization and impairment of our franchise intangibles. We expect that these expenses (other than impairment of franchises) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future. Additionally, because minority interest in Charter Communications Holding Company, LLC (“Charter Holdco”) was substantially eliminated at December 31, 2003, beginning in the first quarter of 2004, we absorb substantially all future losses before income taxes that otherwise would have been allocated to minority interest. This resulted in an additional $2.4 billion of net loss for the year ended December 31, 2004. Under our existing capital structure, future losses will continue to be absorbed by Charter.

Charter was organized as a Delaware corporation in 1999 and completed an initial public offering of its Class A common stock in November 1999. Charter is a holding company whose principal assets are an approximate 47% equity interest and a 100% voting interest in Charter Holdco, the direct parent of Charter Communications Holdings, LLC (“Charter Holdings”). Charter also holds certain preferred equity and indebtedness of Charter Holdco that mirror the terms of securities issued by Charter. Charter’s only business is to act as the sole manager of Charter Holdco and its subsidiaries. As sole manager, Charter controls the affairs of Charter Holdco and its subsidiaries. Certain of our subsidiaries commenced operations under the “Charter Communications” name in 1994, and our growth to date has been primarily due to acquisitions and business combinations, most notably acquisitions completed from 1999 through 2001, pursuant to which we acquired a total of approximately 5.5 million customers. We do not expect to make any significant acquisitions in the foreseeable future, but plan to evaluate opportunities to consolidate our operations through exchanges of cable systems with other cable operators, as they arise. We may also sell certain assets from time to time. Paul G. Allen owns 53% of Charter Holdco through affiliated entities. His membership units are convertible at any time for shares of our Class A common stock on a one-for-one basis. Paul G. Allen controls Charter with an as-converted common equity interest of approximately 57% and a voting control interest of 93% as of December 31, 2004.

Our principal executive offices are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, Missouri 63131. Our telephone number is (314) 965-0555 and we have a website accessible at www.charter.com. Since January 1, 2002, our annual reports, quarterly reports and current reports on Form 8-K, and all amendments thereto, have been made available on our website free of charge as soon as reasonably practicable after they have been filed. The information posted on our website is not incorporated into this annual report.

Certain Significant Developments in 2004

In 2004, we completed several transactions that improved our liquidity. Our efforts in this regard have resulted in the completion of a number of transactions in 2004, as follows:

•	the December 2004 sale by our subsidiaries, CCO Holdings, LLC and CCO Holdings Capital Corp., of $550 million of senior floating rate notes due 2010;

•	the November 2004 sale by Charter of $862.5 million of 5.875% convertible senior notes due 2009;

•	the December 2004 redemption of all of our 5.75% convertible senior notes due 2005 ($588 million principal amount);

•	the April 2004 sale of $1.5 billion of senior second-lien notes by our subsidiary, Charter Communications Operating, LLC (“Charter Operating”), together with the concurrent refinancing of its credit facilities; and

•	the sale in the first half of 2004 of non-core cable systems for a total of $733 million, the proceeds of which were used to reduce indebtedness.

Recent Events

CC V Holdings, LLC Notes

In February 2005, CC V Holdings, LLC called for redemption all of its outstanding notes, at 103.958% of principal amount, plus accrued and unpaid interest to the anticipated date of redemption, on March 14, 2005. The total cost of redemption is expected to be approximately $122 million and is expected to be funded through borrowings under our credit facilities.

Management Changes

On January 17, 2005, Robert P. May was appointed as Interim President and Chief Executive Officer of Charter, replacing Carl E. Vogel who, effective on the same date, resigned his position as President, Chief Executive Officer and a member of the board of directors of Charter and each of Charter’s subsidiaries for which Mr. Vogel served as a director and officer. Additionally, Mr. May was appointed to the Executive Committee and the Finance Committee of Charter’s board of directors and will continue to serve on the Board’s Strategic Planning Committee. He was also appointed as an officer and director of Charter’s subsidiaries for which Mr. Vogel was an officer and director.

Charter’s board of directors has formed an Executive Search Committee to oversee Charter’s search for a permanent President and Chief Executive Officer.

Derek Chang, our Executive Vice President of Finance and Strategy and Interim co-Chief Financial Officer, has informed Charter of his intention to resign effective April 15, 2005.

Sale of CCO Holdings, LLC Senior Floating Rate Notes

On December 15, 2004, our subsidiaries, CCO Holdings, LLC and CCO Holdings Capital Corp., issued and sold $550 million senior floating rate notes due 2010 in a private transaction to qualified institutional buyers in reliance on Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S. The notes have an annual interest rate of LIBOR plus 4.125%, reset and payable quarterly. The net proceeds from the sale of the notes were used to pay down bank debt and for general corporate purposes.

Sale of 5.875% Convertible Senior Notes

On November 22, 2004, we issued $862.5 million original principal amount of 5.875% convertible senior notes due 2009, which are convertible into shares of our Class A common stock, par value $.001 per share, at a rate of 413.2231 shares per $1,000 principal amount of notes (or approximately $2.42 per share), subject to adjustment in certain circumstances. On December 23, 2004, we used a portion of the proceeds from the sale of the notes to redeem all of our outstanding 5.75% convertible senior notes due 2005 (total principal amount of $588 million). We also used a portion of the proceeds from the sale of the notes to purchase certain U.S. government securities which were pledged as security for the notes and which we expect to use to fund the first six interest payments on the notes.

For additional terms of the notes, see “Description of Certain Indebtedness — Outstanding Notes — Charter Communications, Inc. Notes — 5.875% Convertible Senior Notes due 2009.’’

Focus for 2005

Our principal financial goal is to maximize our return on invested capital. To do so, we will focus on increasing revenues, growing our customer base, improving customer retention and enhancing customer satisfaction by providing reliable, high-quality service offerings, superior customer service and attractive bundled offerings.

Specifically, in the near term, we are focusing on:

•	generating improvements in the overall customer experience in such critical areas as service delivery, customer care, and new product offerings;

•	developing more sophisticated customer management capabilities through investment in our customer care and marketing infrastructure, including targeted marketing capabilities;

•	executing growth strategies for new services, including digital simulcast, VOD, telephony, and digital video recorder service (“DVR”);

•	managing our operating costs by exercising discipline in capital and operational spending; and

•	identifying opportunities to continue to improve our balance sheet and liquidity.

We have begun an internal operational improvement initiative aimed at helping us gain new customers and retain existing customers, which is focused on customer care, technical operations and sales. We intend to increase efforts to focus management attention on instilling a customer service oriented culture throughout the company and to give those areas of our operations increased priority of resources for staffing levels, training budgets and financial incentives for employee performance in those areas.

We believe that our high-speed data service will continue to provide a substantial portion of our revenue growth in the near future. We also plan to continue to expand our marketing of high-speed data service to the business community, which we believe has shown an increasing interest in high-speed data service and private network services. Additionally, we plan to continue to prepare additional markets for telephony launches in 2005.

We believe we offer our customers an excellent choice of services through a variety of bundled packages, particularly with respect to our digital video and high-speed data services, as well as telephony in certain markets. Our digital platform enables us to offer a significant number and variety of channels, and we offer customers the opportunity to choose among groups of channel offerings, including premium channels, and to combine selected programming with other services such as high-speed data, high definition television (in selected markets) and VOD (in selected markets).

Organizational Structure

The chart below sets forth our organizational structure and that of our principal direct and indirect subsidiaries. Equity ownership and voting percentages are actual percentages as of December 31, 2004 and do not give effect to any exercise, conversion or exchange of options, preferred stock, convertible notes or other convertible or exchangeable securities.

Public common stock and other equity
Paul G. Allen and affiliated entities
90% common equity interest, 7% voting interest
10% common equity interest, 93% voting interest
Charter Communications, Inc. ("Charter") (1) (Issuer of $1.0 billion of convertible senior notes)
100% voting interest
47% common equity interest and mirror senior securities (3)
53% common equity interest (2)(3)
Charter Communications Holding Company, LLC ("Charter Holdco")
100%
Charter Communications Holdings, LLC ("Charter Holdings") (Co-issuer of $5.4 billion of senior notes and $3.2 billion accreted value of senior discount notes)
100%
CCH I, LLC
100%
CCH II, LLC ("CCH II") (Co-issuer of $1.6 billion senior notes)
100%
CCO Holdings, LLC ("CCO Holdings") (Co-issuer of $1.1 billion senior notes)
100%
Charter Communications Operating, LLC ("Charter Operating") ($5.5 billion of credit facilities) (Co-issuer of $1.5 billion senior second lien notes)
100%
Charter Operating Subsidiaries (including Renaissance notes issuers) ($116 million accreted value of senior discount notes)
CCO NR Holdings, LLC
100%
100%
100% common equity
100% preferred equity in CC VIII, LLC (4)
CC VII companies (including Falcon and operating companies)
CC VI companies (including CC VI and operating companies)
CC V and CC VIII companies (including CC V Holdings notes issuers, CC VIII Operating and operating companies) ($113 million accreted value of senior discount notes) (5)

(1)	Charter acts as the sole manager of Charter Holdco and its direct and indirect limited liability company subsidiaries. Charter’s certificate of incorporation requires that its principal assets be securities of Charter Holdco, the terms of which mirror the terms of securities issued by Charter. See “Charter Communications, Inc.” below.

(2)	These membership units are held by Charter Investment, Inc. and Vulcan Cable III Inc., each of which is 100% owned by Paul G. Allen, our chairman and controlling shareholder. They are exchangeable at any time on a one-for-one basis for shares of Charter Class A common stock.

(3)	Charter is a party to a share lending agreement with Citigroup Global Markets (“Citigroup”) pursuant to which we expect to issue and lend to Citigroup up to 150 million shares of Class A common stock. The ownership percentages in this table do not reflect the issuance of those 150 million shares of Class A common stock and the corresponding expected issuance of an equal number of mirror membership units by Charter Holdco to Charter. Further, if such shares are issued, we expect that, for accounting purposes, Charter’s common equity interest in Charter Holdco will nonetheless remain at 47%, and Paul G. Allen’s ownership of Charter Holdco will remain at 53%, because the 150 million shares are expected to be returned to Charter under the terms of the share lending agreement and, upon such return, the mirror membership units would be returned to Charter Holdco.

(4)	Represents 100% of the preferred membership interests in CC VIII, LLC, a subsidiary of CC V Holdings, LLC. An issue has arisen regarding the ultimate ownership of such CC VIII, LLC membership interests following Mr. Allen’s acquisition of those interests on June 6, 2003. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII.”

(5)	CC V Holdings, LLC, the issuer of $113 million accreted value of senior discount notes, is a direct wholly owned subsidiary of CCO NR Holdings, LLC, and holds 100% of the common membership units of CC VIII, LLC. Mr. Allen, through Charter Investment, Inc., holds 100% of the preferred membership units in CC VIII, LLC. CC VIII, LLC holds 100% of the equity of CC VIII Operating, LLC, which in turn holds 100% of the equity of a number of operating subsidiaries. One such operating subsidiary (CC Michigan, LLC) is a guarantor of the CC V Holdings senior discount notes. The Charter Operating credit facilities require us to redeem the CC V Holdings notes within 45 days after the first date that the Charter Holdings leverage ratio is less than 8.75 to 1.0. In satisfaction of this requirement, CC V Holdings, LLC has called for redemption all of its outstanding notes, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption, which is anticipated to be March 14, 2005.

Charter Communications, Inc. Certain provisions of Charter’s certification of incorporation and Charter Holdco’s limited liability company agreement effectively require that Charter’s investment in Charter Holdco replicate, on a “mirror” basis, Charter’s outstanding equity and debt structure. As a result of these coordinating provisions, whenever Charter issues equity or debt, Charter transfers the proceeds from such issuance to Charter Holdco, and Charter Holdco issues a “mirror” security to Charter that replicates the characteristics of the security issued by Charter. Consequently, Charter’s principal assets are an approximate 47% common equity interest and a 100% voting interest in Charter Holdco, “mirror” notes that are payable by Charter Holdco to Charter that have the same principal amount and terms as Charter’s convertible senior notes and preferred units in Charter Holdco that mirror the terms and liquidation preferences of Charter’s outstanding preferred stock. Charter Holdco, through its subsidiaries, owns cable systems and certain strategic investments. As sole manager under applicable operating agreements, Charter controls the affairs of Charter Holdco and most of its subsidiaries. In addition, Charter also provides management services to Charter Holdco and its subsidiaries under a management services agreement.

The following table sets forth information as of December 31, 2004 with respect to the shares of common stock of Charter on an actual outstanding, “as converted” and “fully diluted” basis:

	Charter Communications, Inc.
				Assuming Exchange of
	Actual Shares Outstanding(a)			Charter Holdco Membership Units (b)		Fully Diluted Shares Outstanding (c)
						Number	Percentage
				Number of	Percentage of	of Fully	of Fully
	Number of	Percentage		As Converted	As Converted	Diluted	Diluted
	Common	of Common		Common	Common	Common	Common
	Shares	Shares	Voting	Shares	Shares	Shares	Shares
	Outstanding	Outstanding	Percentage	Outstanding	Outstanding	Outstanding	Outstanding
Class A Common Stock	305,203,770	99.98%	8.26%	305,203,770	47.36%	305,203,770	29.52%
Class B Common Stock	50,000	0.02%	91.74%	50,000	00.01%	50,000	*

Total Common Shares Outstanding	305,253,770	100.00%	100.00%

One-for-One Exchangeable Equity in Subsidiaries:
Charter Investment, Inc.				222,818,858	34.58%	222,818,858	21.54%
Vulcan Cable III Inc.				116,313,173	18.05%	116,313,173	11.25%

Total As Converted Shares Outstanding				644,385,801	100.00%

Other Convertible Securities in Charter Communications, Inc.
Convertible Preferred Stock (d)						2,206,633	0.21%
Convertible Debt
4.75% Convertible Senior Notes (e)						5,939,276	0.57%
5.875% Convertible Senior Notes (f)						356,404,924	34.46%
Employee, Director and Consultant Stock Options (g)						25,310,166	2.45%

Fully Diluted Common Shares Outstanding						1,034,246,800	100.00%

(a)	Paul G. Allen owns approximately 10% of the outstanding common stock of Charter (approximately 57% assuming the exchange by Mr. Allen of all units in Charter Holdco held by him and his affiliates for shares of Charter common stock) and beneficially controls approximately 93% of the voting power of Charter’s capital stock. Mr. Allen is entitled to ten votes for each share of Class B common stock held by him and his affiliates and for each membership unit in Charter Holdco held by him and his affiliates. These percentages exclude any shares of Charter Class A common stock that would be issuable upon exchange of membership units in Charter Holdco, which may be issued in exchange for preferred membership units in CC VIII, LLC held by an entity controlled by Mr. Allen. An issue has arisen regarding the ultimate ownership of these CC VIII membership units following the consummation of this put right. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII.” In addition, the percentages do not reflect the 150 million shares of Class A common stock that may be issued under the share lending agreements.

(b)	Assumes only the exchange of Charter Holdco membership units held by Mr. Allen and his affiliates for shares of Charter Class A common stock on a one-for-one basis pursuant to exchange agreements between the holders of such units and Charter. Does not include shares issuable on conversion or exercise of any other convertible securities, including stock options, convertible notes and convertible preferred stock.

(c)	Represents “fully diluted” common shares outstanding, assuming exercise, exchange or conversion of all outstanding options and exchangeable or convertible securities, including the exchangeable membership units described in note (b) above, all shares of Series A convertible redeemable preferred stock of Charter, all outstanding 4.75% convertible senior notes and 5.875% convertible senior notes of Charter, and all employee, director and consultant stock options.

(d)	Reflects common shares issuable upon conversion of the 545,259 shares of Series A convertible redeemable preferred stock. Such shares have a current liquidation preference of approximately $55 million and are convertible at any time into shares of Class A common stock at an initial conversion price of $24.71 per share (or 4.0469446 shares of Class A common stock for each share of convertible redeemable preferred stock), subject to certain adjustments.

(e)	Reflects shares issuable upon conversion of all outstanding 4.75% convertible senior notes ($156 million total principal amount), which are convertible into shares of Class A common stock at an initial conversion rate of 38.0952 shares of Class A common stock per $1,000 principal amount of notes (or approximately $26.25 per share), subject to certain adjustments.

(f)	Reflects shares issuable upon conversion of all outstanding 5.875% convertible senior notes ($862.5 million total principal amount), which are convertible into shares of Class A common stock at an initial conversion rate of 413.2231 shares of Class A common stock per $1,000 principal amount of notes (or approximately $2.42 per share), subject to certain adjustments.

(g)	The weighted average exercise or conversion price of outstanding stock options is $6.64.

Charter Communications Holding Company, LLC. Charter Holdco, a Delaware limited liability company formed on May 25, 1999, is the direct 100% parent of Charter Holdings. The common membership units of Charter Holdco are owned 47% by Charter, 18% by Vulcan Cable III Inc. and 35% by Charter Investment, Inc. All of the outstanding common membership units in Charter Holdco held by Vulcan Cable III Inc. and Charter Investment, Inc. are controlled by Mr. Allen and are exchangeable on a one-for-one basis at any time for shares of high vote Class B common stock of Charter, which are in turn convertible into Class A common stock of Charter. Charter controls 100% of the voting power of Charter Holdco and is its sole manager.

The following table sets forth the information as of December 31, 2004 with respect to the common units of Charter Holdco on an actual outstanding and “fully diluted” basis.

Charter Communications Holding Company, LLC (a)
				Fully Diluted Units Outstanding (assuming
				exchange or conversion of all
	Actual Units Outstanding			exchangeable and convertible securities)
	Number of	Percentage		Number	Percentage
	Common	of Common		of Fully	of Fully
	Units	Units	Voting	Diluted Common	Diluted Common
	Outstanding	Outstanding	Percentage	Units Outstanding	Units Outstanding
Common Units Outstanding
Charter Communications, Inc.	305,253,770	47.37%	100%	305,253,770	29.52%
Vulcan Cable III Inc. (b)	116,313,173	18.05%	—	116,313,173	11.25%
Charter Investment, Inc. (c)	222,818,858	34.58%	—	222,818,858	21.54%

Total Common Units Outstanding	644,385,801	100%	100%

Units Issuable on Conversion of Mirror Convertible Securities held by Charter Communications, Inc.
Mirror Convertible Preferred units (d)				2,206,633	0.21%
Mirror Convertible Debt
4.75% Convertible Senior Notes(d)				5,939,276	0.57%
5.875% Convertible Senior Notes(d)				356,404,924	34.46%
Mirror Employee, Director and Consultant Stock Options (d)				25,310,166	2.45%

Fully Diluted Common Units Outstanding				1,034,246,800	100.00%

(a)	These amounts do not include any membership units in Charter Holdco, which could be issued in exchange for preferred membership units in CC VIII, LLC held by an entity controlled by Mr. Allen. An issue has arisen regarding the ultimate ownership of these CC VIII membership units following the consummation of this put right. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII.”

(b)	Includes 106,715,233 non-voting Class B common units and 9,597,940 non-voting Class C common units.

(c)	Includes 217,585,246 non-voting Class B common units and 5,233,612 non-voting Class C common units.

(d)	Certain provisions of Charter’s certificate of incorporation and Charter Holdco’s limited liability company agreement effectively require that Charter’s investment in Charter Holdco replicate, on a “mirror” basis, Charter’s outstanding equity and debt structure. As a result, in addition to its equity interest in common units of Charter Holdco, Charter also holds 100% of the 4.75% and 5.875% mirror convertible notes of Charter Holdco that automatically convert into common membership units upon the conversion of any Charter 4.75% and 5.875% convertible senior notes and 100% of the mirror preferred membership units of Charter Holdco that automatically convert into common membership units upon the conversion of the Series A convertible redeemable preferred stock of Charter. The table reflects the common equity issuable on exercise or conversion of these mirror securities.

Charter Communications Holdings, LLC. Charter Holdings, a Delaware limited liability company formed on February 9, 1999, is a co-issuer of the publicly held Charter Holdings notes. These notes consist of $2.8 billion total principal amount at maturity of notes issued in March 1999, $1.4 billion total principal amount at maturity of notes issued in January 2000, $2.0 billion total principal amount at maturity of notes issued in January 2001, $2.3 billion total principal amount at maturity of notes issued in May 2001 (includes additional issuance in January 2002) and $330 million total principal amount at maturity of notes issued in January 2002. Charter Holdings owns 100% of Charter Communications Holdings Capital, the co-issuer of these notes. Charter Holdings also owns CCH II, CCO Holdings and the subsidiaries that conduct all of our cable operations, including Charter Operating.

CCH II, LLC. CCH II, a Delaware limited liability company formed on March 20, 2003, is a co-issuer of $1.6 billion principal amount of notes issued in September 2003. CCH II owns 100% of CCH II Capital Corp., the co-issuer of these notes. CCH II also owns CCO Holdings and the subsidiaries that conduct all of our cable operations, including Charter Operating.

CCO Holdings, LLC. CCO Holdings, a Delaware limited liability company formed on June 12, 2003, is a co-issuer of $500 million principal amount of notes issued in November 2003 and $550 million principal amount of notes issued in December 2004. CCO Holdings owns 100% of CCO Holdings Capital Corp., the co-issuer of these notes. CCO Holdings also owns the subsidiaries that conduct all of our cable operations, including Charter Operating.

Charter Operating. Charter Operating owns the subsidiaries that own or operate all of our cable systems, subject to a minority interest held by Mr. Allen as described below. There are four groups of these operating subsidiaries, identified as follows: the Charter Operating subsidiaries, the CC V/CC VIII companies, the CC VI companies, and the CC VII companies. The public notes issuers, Renaissance Media Group and CC V Holdings, are within two of these groups and prior to April 2004, each group of operating subsidiaries had a separate credit facility. The credit facilities for the CC V/CC VIII companies, the CC VI companies and the CC VII companies were all refinanced in April 2004 in connection with the amendment and restatement of the CCO credit facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Preferred Equity in CC VIII, LLC. Upon the closing of the acquisition of certain cable systems by our subsidiary, CC VIII, LLC, in 2000, some of the former owners received a portion of their purchase price in the form of preferred membership units in CC VIII, LLC, which were exchangeable for shares of Charter Class A common stock. In April 2002, these former owners exercised their right to put their preferred CC VIII membership interests to Mr. Allen and this transaction closed on June 6, 2003. An issue has arisen regarding the ultimate ownership of these CC VIII membership units following the consummation of this put right. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII.”

Products and Services

We offer our customers traditional cable video programming (analog and digital video) as well as high-speed data services and in some areas advanced broadband services such as high definition television, VOD and interactive television. We sell our video programming and high-speed data services on a subscription basis, with prices and related charges, that vary primarily based on the types of service selected, whether the services are sold as a “bundle” versus on an “à la carte” basis, and the equipment necessary to receive the services, with some variation in prices depending on geographic location. In addition, we offer telephony service to a limited number of customers.

The following table summarizes our customer statistics for analog and digital video, residential high-speed data and residential telephony as of December 31, 2004 and December 31, 2003.

	Approximate as of
	December 31,	December 31,
	2004 (a)	2003 (a)
Cable Video Services:
Analog Video:

Residential (non-bulk) analog video customers (b)	5,739,900	6,173,400
Multi-dwelling (bulk) and commercial unit customers (c)	251,600	257,900

Analog video customers (b)(c)	5,991,500	6,431,300

Digital Video:
Digital video customers (d)	2,674,700	2,671,900

Non-Video Cable Services:
Residential high-speed data customers (e)	1,884,400	1,565,600
Dial-up customers	3,800	9,600
Telephony customers (f)	45,400	24,900

Pro forma for the sale of systems to Atlantic Broadband Finance, LLC in March and April 2004 as if these sales had occurred as of December 31, 2003, analog video customers, digital video customers and residential high-speed data customers would have been 6,200,500, 2,588,600 and 1,527,800, respectively, as of December 31, 2003.

(a)	“Customers” include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). In addition, at December 31, 2004 and 2003, “customers” include approximately 44,700 and 72,700 persons whose accounts were over 60 days past due in payment, approximately 5,200 and 6,500 persons, whose accounts were over 90 days past due in payment and approximately 2,300 and 2,000 of which were over 120 days past due in payment, respectively.

(b)	“Residential (non-bulk) analog video customers” include all customers who receive video services, except for complimentary accounts (such as our employees).

(c)	Included within “video customers” are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit (“EBU”) basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(d)	“Digital video customers” include all households that have one or more digital set-top terminals. Included in “digital video customers” on December 31, 2004 and 2003 are approximately 10,100 and 12,200 customers, respectively, that receive digital video service directly through satellite transmission.

(e)	All of these customers also receive video service and are included in the video statistics above, except for approximately 217,400 and 105,700 of these customers at December 31, 2004 and 2003, respectively, who were residential high-speed data only customers.

(f)	“Telephony customers” include all households receiving telephone service.

Video Services

Our video service offerings include the following:

•	Basic Analog Video. All of our video customers receive a package of basic programming which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite-delivered or non-broadcast channels, such as weather, shopping and religious services. Our basic channel line-up generally has between 15 and 30 channels.

•	Expanded Basic Video. This expanded programming level includes a package of satellite-delivered or non-broadcast channels and generally has between 30 and 50 channels in addition to the basic channel line-up.

•	Premium Channels. These channels provide commercial-free movies, sports and other special event entertainment programming. Although we offer subscriptions to premium channels on an individual basis, we offer an increasing number of premium channel packages and we offer premium channels with our advanced services.

•	Pay-Per-View. These channels allow customers to pay on a per event basis to view a single showing of a recently released movie, a one-time special sporting event, music concert or similar event on a commercial-free basis.

•	Digital Video. We offer digital video service to our customers in several different service combination packages. All of our digital packages include a digital set-top terminal, an interactive electronic programming guide, an expanded menu of pay-per-view channels and the option to also receive digital packages which range from 4 to 30 additional video channels. We also offer our customers certain digital packages with one or more premium channels that give customers access to several different versions of the same premium channel. Some digital tier packages focus on the interests of a particular customer demographic and emphasize, for example, sports, movies, family or ethnic programming. In addition to video programming, digital video service enables customers to receive our advanced services such as VOD and high definition television. Other digital packages bundle digital television with our advanced services, such as high-speed data services.

•	Video On Demand and Subscription Video on Demand. We offer VOD service, which allows customers to access hundreds of movies and other programming at any time with digital picture quality. In some systems we also offer subscription VOD (SVOD) for a monthly fee or included in a digital tier premium channel subscription.

•	High Definition Television. High definition television offers our digital customers video programming at a higher resolution than the standard analog or digital video image.

•	Digital Video Recorder. DVR service enables customers to digitally record programming and to pause and rewind live programming.

High-Speed Data Services

We offer high-speed data services to our residential and commercial customers primarily via cable modems attached to personal computers. We generally offer our high-speed data service as Charter High-Speed InternetTM. We also offer traditional dial-up Internet access in a very limited number of our markets.

We ended 2004 with 18% penetration of high-speed data homes passed, up from the 15% penetration of high-speed data homes passed at year-end 2003. This gave us an annual percentage increase in high-speed data customers of 20% and an increase in high-speed data revenues of 33% in the year ended December 31, 2004.

Telephony Services

We continue to deploy voice communications services using VOIP to transmit digital voice signals over our systems. At December 31, 2004, telephone service was available to approximately 900,000 homes, and we were marketing to approximately two-thirds of those homes. We will continue to prepare additional markets for VOIP launches in 2005.

Commercial Services

We offer integrated network solutions to commercial and institutional customers. These solutions include high-speed data and video services. In addition, we offer high-speed data services to small businesses.

Sale of Advertising

We receive revenues from the sale of local advertising on satellite-delivered networks such as MTV®, CNN® and ESPN®. In any particular market, we generally insert local advertising on up to 39 channels. Our system rebuilds have increased the number of available channels on which we are able to insert local advertising. We also provide cross-channel advertising to some programmers.

From time to time, certain of our vendors, including equipment vendors, have purchased advertising from us. For the years ending December 31, 2004, 2003 and 2002, we had advertising revenues from vendors of approximately $16 million, $15 million, and $79 million, respectively. These revenues resulted from purchases at market rates pursuant to binding agreements.

Pricing of Our Products and Services

Our revenues are derived principally from the monthly fees our customers pay for the services we offer. A one-time installation fee, which is sometimes waived or discounted during certain promotional periods, is charged to new customers. The prices we charge vary based on the level of service the customer chooses and the geographic market. Most of our pricing is reviewed and adjusted on an annual basis.

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

Although our cable service offerings vary across the markets we serve because of various factors including competition and regulatory factors, our services, when offered on a stand-alone basis, are typically offered at monthly price ranges, excluding franchise fees and other taxes, as follows:

	Price Range as of
Service	December 31, 2004
Analog video packages	$7.00	—	$54.00
Premium channels	$10.00	—	$15.00
Pay-per-view events	$2.99	—	$179.00
Digital video packages (including high-speed data service for higher tiers)	$34.00	—	$112.00
High-speed data service	$21.95	—	$49.99
Video on demand (per selection)	$0.99	—	$29.99
High definition television	$3.99	—	$6.99
Digital video recorder (DVR)	$6.99	—	$9.99

In addition, from time to time we offer free service or reduced-price service during promotional periods in order to attract new customers. There is no assurance that these customers will remain as customers when the period of free service expires.

Our Network Technology

The following table sets forth the technological capacity of our systems as of December 31, 2004 based on a percentage of homes passed:

	550 megahertz
Less than 550	to	750	870	Two-way	Two-way
megahertz	660 megahertz	megahertz	megahertz	capability	enabled
8%	5%	42%	45%	92%	87%

As a result of the upgrade of our systems over the past several years, approximately 92% of our homes passed are served by systems that have bandwidth of 550 megahertz or greater. This bandwidth capacity enables us to offer digital television, high-speed data services and other advanced services. It also enables us to offer up to 82 analog channels, and even more channels when our bandwidth is used for digital signal transmissions. Our increased bandwidth also permits two-way communication for Internet access, interactive services, and potentially, telephony services.

As part of our systems upgrade and partly as a result of system sales, we reduced the number of headends that serve our customers from 1,138 at January 1, 2001 to 744 at December 31, 2004. Because headends are the control centers of a cable system, where incoming signals are amplified, converted, processed and combined for transmission to the customer, reducing the number of headends reduces related equipment, service personnel and maintenance expenditures. We believe that the headend consolidation, together with our other upgrades, allows us to provide enhanced picture quality and greater system reliability. As a result of the upgrade, approximately 84% of our customers were served by headends serving at least 10,000 customers as of December 31, 2004.

As of December 31, 2004, our cable systems consisted of approximately 222,100 strand miles, including approximately 53,600 strand miles of fiber optic cable, passing approximately 12.1 million households and served approximately 6.2 million customers.

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

We currently maintain a national network operations center to monitor our data networks and to further our strategy of providing high quality service. Centralized monitoring is increasingly important as we increase the number of high-speed data customers utilizing two-way high-speed data service. Our local dispatch centers focus primarily on monitoring the HFC plant.

Management of Our Systems

Many of the functions associated with our financial management are centralized, including accounting, billing, finance and acquisitions, payroll, accounts payable and benefit administration, information system design and support, internal audit, purchasing, marketing, programming contract administration and Internet service, network and circuits administration. We operate with four divisions. Each division is supported by operational, financial, marketing and engineering functions.

Customer Care

We have 36 customer service locations, including 14 divisional contact centers that serve approximately 97% of our customers. Our customer care centers are managed divisionally by a Vice President of Customer Care and are supported by a corporate care team, which oversees and supports deployment and execution of care strategies and initiatives on a company-wide basis. This reflects a substantial consolidation of our customer care function from over 300 service centers in 2001. We believe that this consolidation will allow us to improve the consistency of our service delivery and customer satisfaction by reducing or eliminating the logistical challenges and poor economies of scale inherent in maintaining and supervising a larger number of separately managed service centers.

Specifically, through this consolidation, we are now able to service our customers 24 hours a day, seven days a week and utilize technologically advanced equipment that we believe enhances interactions with our customers through more intelligent call routing, data management, and forecasting and scheduling capabilities. We believe this consolidation also allows us to more effectively provide our customer care specialists with ongoing training intended to improve complaint resolution, equipment troubleshooting, sales of new and additional services, and customer retention.

We believe that, despite our consolidation, we have not yet sufficiently improved in the area of customer care, and that this lack of improvement has in part led to a continued net loss of customers. Accordingly, we have begun an internal operational improvement initiative aimed at helping us gain new customers and retain existing customers, which is focused on customer care, among other areas. We intend to increase our efforts to focus management attention on instilling a customer service oriented culture throughout the company and to give those areas of our operations increased priority of resources for staffing levels, training budgets and financial incentives for employee performance in those areas.

In a further effort to better serve our customers, we have also entered into outsource partnership agreements with two key outsource providers. We believe the establishment of these relationships expands our ability to achieve our service objectives and increases our ability to support marketing activities by providing additional capacity available to support customer inquiries.

We also utilize our website to enhance customer care by enabling customers to view and pay their bills online, obtain useful information and perform various equipment troubleshooting procedures.

Sales and Marketing

In the third quarter of 2004, Charter shifted primary responsibility for implementing sales and marketing strategies to the divisional and system level, with a single corporate team to ensure compliance with guidelines established by the corporate marketing department designed to promote national branding consistency. Our marketing infrastructure is intended to promote interaction, information flow and sharing of best practices between our corporate office and our field offices, which make strategic decisions as to when and how marketing programs will be implemented.

Due to our focus in 2003 on certain other operational matters and due to certain financial constraints, we reduced spending in 2003 on marketing our products and services. Marketing expenditures increased 14% for the year ended December 31, 2004 to $122 million. We expect to increase our spending on marketing in 2005.

We monitor government regulation, customer perception, competition, pricing and product preferences, among other factors, to increase our responsiveness to our customers. Our coordinated marketing strategies include door-to-door solicitation, telemarketing, media advertising, e-marketing, direct mail solicitation and retail locations. In 2004, we increased our focus on marketing and selling our services through consumer electronics retailers and other retailers that sell televisions or cable modems.

In January 2004, we introduced the first national branding campaign in Charter’s history. The “Get Hooked” branding initiative was a key focal point of our national marketing campaigns in 2004 with the aim of promoting deeper market penetration and increased revenue per customer. In 2004, our corporate team produced eight national “Get Hooked” marketing campaigns designed to:

•	Promote awareness and loyalty among existing customers and attract new customers;

•	Announce the availability of our advanced services as we roll them out in our systems;

•	Promote our advanced services (such as DVR, high definition television, telephony, VOD and SVOD) with the goal that our customers will view their cable connection as one-stop shopping for video, voice, high-speed data and interactive services; and

•	Promote our bundling of digital video and high-speed data services and pricing strategies.

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

Costs

Programming tends to be made available to us for a license fee, which is generally paid based on the number of customers to whom we make such programming available. Such license fees may include “volume” discounts available for higher numbers of customers, as well as discounts for channel placement or service penetration. Some channels are available without cost to us for a limited period of time, after which we pay for the programming. For home shopping channels, we receive a percentage of the amount our customers spend on home shopping purchases.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases. We expect them to continue to increase due to a variety of factors, including: annual increases imposed by programmers and additional programming being provided to customers as a result of system rebuilds and bandwidth reallocation, both of which increase channel capacity.

In particular, sports programming costs have increased significantly over the past several years. In addition, contracts to purchase sports programming sometimes contain built-in cost increases for programming added during the term of the contract.

Historically, we have absorbed increased programming costs in large part through increased prices to our customers. However, with the impact of competition and other marketplace factors, there is no assurance that we will be able to continue to do so. In order to maintain or mitigate reductions of margins despite increasing programming costs, we plan to continue to migrate certain program services from our analog level of service to our digital tiers. As we migrate our programming to our digital tier packages, certain programming that was previously available to all of our customers via an analog signal, may be part of an elective digital tier package. As a result, the customer base upon which we pay programming fees will proportionately decrease, and the overall expense for providing that service would likewise decrease. Reductions in the size of certain programming customer bases may result in the loss of specific volume discount benefits.

As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of December 31, 2004 approximately 10% of our current programming contracts were expired, and approximately another 34% are scheduled to expire by the end of 2005. We plan to seek to renegotiate the terms of our agreements with certain programmers as these agreements come due for renewal. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers. In addition, our inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

Franchises

As of December 31, 2004, our systems operated pursuant to a total of approximately 4,200 franchises, permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and such governmental authority often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. We are entitled to and generally do pass this fee through to the customer.

Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the granting authorities. This process usually takes three years but can take a longer period of time. The Communications Act provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments. Historically we have been able to renew our franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. Our failure to obtain renewals of our franchises, especially those in the major metropolitan areas where we have the most customers, could have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants. Approximately 11% of our franchises, covering approximately 10% of our analog video customers were expired at December 31, 2004. Approximately 8% of additional franchises, covering approximately 9% of additional analog video customers will expire on or before December 31, 2005, if not renewed prior to expiration. We expect to renew substantially all of these franchises.

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

Competition

We face competition in the areas of price, service offerings, and service reliability. We compete with other providers of television signals and other sources of home entertainment. In addition, as we continue to expand into additional services such as high-speed Internet access and telephony, we face competition from other providers of each type of service. We operate in a very competitive business environment, which can adversely affect our business and operations.

In terms of competition for customers, we view ourselves as a member of the broadband communications industry, which encompasses multi-channel video for television and related broadband services, such as high-speed data and other interactive video services. In the broadband industry, our principal competitor for video services throughout our territory is direct broadcast satellite (“DBS”), and in markets where it is available, our principal competitor for data services is digital subscriber line (“DSL”). We do not consider other cable operators to be significant one-on-one competitors in the market overall, as traditional overbuilds are infrequent and spotty geographically (although in a particular market, a cable operator overbuilder would likely be a significant competitor at the local level). As of December 31, 2004, we are aware of traditional overbuild situations in service areas covering approximately 5% of our total homes passed and potential overbuilds in areas servicing approximately 2% of our total homes passed.

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

Our key competitors include:

DBS

Direct broadcast satellite is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 24 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. Consistent with increasing consolidation in the communications industry, News Corp., one of the world’s largest media companies, acquired a controlling interest in DIRECTV, Inc. (“DirecTV”) in 2003, the largest domestic DBS company. This business combination could further strengthen

DirecTV’s competitive posture, particularly through favorable programming arrangements with various News Corp. affiliates and subsidiaries, such as the Fox television network. Additionally, EchoStar and DirecTV both have entered into joint marketing agreements with major telecommunications companies to offer bundled packages combining phone service, DSL and DBS services.

Video compression technology and high powered satellites allow DBS providers to offer more than 200 digital channels from a single transponder satellite, thereby surpassing the typical analog cable system. In 2003, major DBS competitors offered a greater variety of channel packages, and were especially competitive at the lower end pricing, such as a monthly price of approximately $30 for 75 channels compared to approximately $40 for the closest comparable package in most of our markets. In addition, while we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation and multiple units. DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues and property tax, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that most consumers continue to prefer our stronger local presence in our markets. We believe that cable-delivered VOD and SVOD service are superior to DBS service because cable headends can store thousands of titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control. We also believe that our higher tier products, particularly our bundled premium packages, are price-competitive with DBS packages and that many consumers prefer our ability to economically bundle video packages with data packages. Further, cable providers have the potential in some areas to provide a more complete “whole house” communications package when combining video, high-speed data and voice. We believe that this, combined with the introduction of more new products that DBS cannot offer (local high definition television and local interactive television) differentiates us from DBS competitors and could enable us to win back some of our former customers who migrated to satellite. Recent joint marketing arrangements between DBS providers and telecommunications carriers allow similar bundling of services in certain areas.

DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in 1999, which was continued in 2004, eliminated this legal impediment. As a result, DBS companies now may retransmit such programming, once they have secured retransmission consent from the popular broadcast stations they wish to carry, and honor mandatory carriage obligations of less popular broadcast stations in the same television markets. In response to the legislation, DirecTV and EchoStar have been carrying the major network stations in many of the nation’s television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology. DBS companies do not offer local broadcast programming in every U.S. market, although the number of markets covered is increasing.

DBS providers have made attempts at widespread deployment of high-speed Internet access services via satellite but those services have been technically constrained and of limited appeal. However, DBS providers have entered into joint marketing arrangements with telecommunications carriers allowing them to offer terrestrial DSL services in many markets.

DSL and other Broadband Services

Digital subscriber line service allows Internet access to subscribers at data transmission speeds greater than those available over conventional telephone lines. DSL service therefore is competitive with high-speed Internet access over cable systems. Most telephone companies which already have plant, an existing customer base, and other operational functions in place (such as, billing, service personnel, etc.) offer DSL service. DSL actively markets its service and many providers have offered promotional pricing with a one-year service agreement. The FCC has initiated a rulemaking proceeding that could materially reduce existing regulation of DSL service, essentially freeing such service from traditional telecommunications regulation. It is also possible that federal legislation could reduce regulation of Internet services offered by incumbent telephone companies. Legislative action and the FCC’s decisions and policies in this area are subject to change. We expect DSL to remain a significant competitor to our data services. In addition, the further deployment of fiber by telephone companies into their networks will enable them to provide higher bandwidth Internet service than provided over traditional DSL lines.

DSL and other forms of high-speed Internet access provide competition to our high-speed data service. For example, as discussed above, satellite-based delivery options are in development. In addition, local wireless Internet services have recently begun to operate in many markets using available unlicensed radio spectrum. This service option, popularly known as “wi-fi”, offers another alternative to cable-based Internet access.

High-speed Internet access facilitates the streaming of video into homes and businesses. As the quality and availability of video streaming over the Internet improves, video streaming likely will compete with the traditional delivery of video programming services over cable systems. It is possible that programming suppliers will consider bypassing cable operators and market their services directly to the consumer through video streaming over the Internet.

We believe that pricing for residential and commercial data services on our system is generally comparable to that for similar DSL services and that some residential customers prefer our ability to bundle data services with video services. However, DSL providers may currently be in a better position to offer data services to businesses since their networks tend to be more complete in commercial areas. They also have the ability to bundle telephony with data services for a higher percentage of their customers, and that ability is appealing to many consumers. Joint marketing arrangements between DSL providers and DBS providers may allow some additional bundling of services. Moreover, major telephone companies, such as SBC and Verizon, are now deploying fiber deep into their networks that will enable them to offer high bandwidth video services over their networks, in addition to established voice and Internet services.

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

Traditional Overbuilds

Cable systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. It is possible that a franchising authority might grant a second franchise to another cable operator and that such a franchise might contain terms and conditions more favorable than those afforded us. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system’s cable system, may be able to avoid local franchising requirements. Well financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, may over time become competitors. There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There also has been interest in traditional overbuilds by private companies. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes and businesses in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

As of December 31, 2004, we are aware of overbuild situations impacting approximately 5% of our total homes passed and potential overbuild situations in areas servicing approximately 2% of our total homes passed. Additional overbuild situations may occur in other systems. In response to such overbuilds, these systems have been designated priorities for the upgrade of cable plant and the launch of new and enhanced services. As of December 31, 2004, we have upgraded many of these systems to at least 750 megahertz two-way HFC architecture.

Telephone Companies and Utilities

The competitive environment has been significantly affected by technological developments and regulatory changes enacted under the 1996 Telecom Act, which is designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable business. The 1996 Telecom Act modified this cross-ownership restriction, making it possible for local exchange carriers, who have considerable resources, to provide a wide variety of video services competitive with services offered by cable systems.

Telephone companies can lawfully enter the cable television business, and although activity in this area historically has been quite limited, recent announcements by telephone companies indicate a growing interest in offering a video product. Local exchange carriers do already provide facilities for the transmission and distribution of voice and data services, including Internet services, in competition with our existing or potential interactive services ventures and businesses. In addition, major telephone companies, such as SBC and Verizon, are now deploying fiber into their networks that will enable them to offer video services over their networks, in addition to established voice and Internet services. Some telephone companies have begun more extensive deployment of fiber in their networks that will enable them to begin providing video services, as well as telephony and Internet access service. At least one major telephone company, SBC, plans to provide Internet protocol video over its upgraded network. SBC contends that its use of this technology should allow it to provide video service without a cable franchise as required under Title VI of the Communications Act. Other telephone companies deploying fiber more extensively are attempting through various means to weaken or streamline the franchising requirements applicable to them. If telephone companies are successful in avoiding or weakening the franchise and other regulatory requirements applicable to Charter, their competitive posture would be enhanced. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. The large scale entry of major telephone companies as direct competitors in the video marketplace could adversely affect the profitability and valuation of established cable systems.

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

The FCC has completed its auction of Multichannel Video Distribution & Data Service (“MVDDS”) licenses. MVDDS is a new terrestrial video and data fixed wireless service that the FCC hopes will spur competition in the cable and DBS industries.

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

Must Carry/Retransmission Consent

Federal law currently includes “must carry” regulations, which require cable systems to carry certain local broadcast television stations that the cable operator would not select voluntarily. Alternatively, popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry could increase significantly if cable systems were required to simultaneously carry both the analog and digital signals of each television station (dual carriage), as the broadcast industry transitions from an analog to a digital format.

The burden could also increase significantly if cable systems become required to carry multiple program streams included within a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision on February 10, 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision could be appealed or Congress could legislate additional carriage obligations.

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

The FCC has also adopted regulations to avoid unreasonable conduct in retransmission consent negotiations between broadcasters and multichannel video programming distributors, including cable and DBS. It imposed special conditions on the DirectTV-News Corp. merger, including a requirement that Fox affiliated broadcast stations enter into commercial arbitration for disputes over retransmission consent. Given the heightened competition and media consolidation that Charter faces, it is possible that we will find it increasingly difficult to gain access to popular programming at favorable terms. Such difficulty could adversely impact our business.

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

Internet Service

Over the past several years, proposals have been advanced at the FCC and Congress that would require cable operators offering Internet service to provide non-discriminatory access to unaffiliated Internet service providers. Several local franchising authorities actually adopted mandatory “open access” requirements, but various federal courts rejected each of these actions, relying on different legal theories. It remains unclear today precisely what regulatory regime ultimately will be applied to the cable industry’s high-speed Internet service. The FCC has ruled that cable modem service is an interstate “information service,” rather than a “cable” or “telecommunications service.” This classification left cable modem service exempt from the burdens associated with traditional cable and telecommunications regulation. The United States Court of Appeals for the Ninth Circuit however, vacated in part the FCC’s ruling and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service,” but is part “telecommunications service” and part “information service.” That decision has been appealed to the Supreme Court, which has agreed to hear the case. The Ninth Circuit decision, if not overturned, could potentially result in adverse regulatory treatment, including the imposition of “open access” requirements on the cable industry’s Internet access service.

Although the FCC previously suggested that regulatory forbearance of cable modem service would be appropriate, regardless of the technical classification ultimately assigned to it, a number of technology companies continue to press the FCC to subject cable modem service to certain “nondiscrimination principles.” The final regulatory status of cable modem service remains uncertain. Its outcome could materially affect our business. It could also affect whether local franchising authorities can collect franchise fees on cable modem service and whether cable systems will have any payment obligations to the federal government’s universal service fund and be subject to other common carrier regulations.

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

Phone Service

The 1996 Telecom Act created a more favorable regulatory environment for us to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities and established requirements ensuring that we could interconnect with other telephone companies to provide a viable service. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, our primary telecommunications competitors and our own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC recently decided that alternative voice technologies, like certain types of VOIP, should be regulated only at the federal level, rather than by individual states. As the FCC generally does not favor extensive regulation of such services, this decision appears to be a positive development for VOIP offerings. It is unclear how these regulatory matters ultimately will be resolved and how they will affect our potential expansion into phone service.

Pole Attachments

The Communications Act requires most utilities to provide cable systems with access to poles and conduits and simultaneously regulates the rates charged for this access. The Act specifies that significantly higher rates apply if the cable plant is providing telecommunications service, as well as traditional cable service. The FCC has clarified that a cable operator’s favorable pole rates are not endangered by the provision of Internet access. Although that determination was upheld by the United States Supreme Court, a subsequent decision by the United States Court of Appeals for the Ninth Circuit regarding the proper regulatory classification of Internet service has once again created controversy in this area. The U.S. Supreme Court has agreed to hear an appeal of that decision. It remains possible that the underlying pole attachment formula, or its application to Internet and telecommunications offerings, will be modified in a manner that substantially increases our pole attachment costs.

Cable Equipment

The FCC has undertaken several steps to promote competition in the delivery of cable equipment and compatibility with new digital technology. The FCC has expressly ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator’s exclusive control) would be unbundled from the basic converter functions, which could then be provided by third party vendors. The first phase of implementation has already passed. A prohibition on cable operators leasing digital set-top terminals that integrate security and basic navigation functions is currently scheduled to go into effect as of July 1, 2006, although the FCC may extend the deadline.

The FCC has adopted rules implementing an agreement between major cable operators and manufacturers of consumer electronics on “plug and play” specifications for one-way digital televisions. The rules require cable operators to provide “CableCard” security modules and support to customer owned digital televisions and similar devices already equipped with built-in set-top terminal functionality. Cable operators must support basic home recording rights and copy protection rules for digital programming content. The FCC has adopted companion “broadcast flag” rules, requiring cable carriage of a code embedded in digital broadcast programming that will regulate the further use of copyright programming, although the FCC’s jurisdiction to impose broadcast flag rules is currently being challenged in court.

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

FCC regulations include a variety of additional areas, including, among other things: (1) equal employment opportunity obligations; (2) customer service standards; (3) technical service standards; (4) mandatory blackouts of certain network, syndicated and sports programming; (5) restrictions on political advertising; (6) restrictions on advertising in children’s programming; (7) restrictions on origination cablecasting; (8) restrictions on carriage of lottery programming; (9) sponsorship identification obligations; (10) closed captioning of video programming; (11) licensing of systems and facilities; and (12) maintenance of public files; and (13) emergency alert systems.

It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and we cannot predict at this time how that might impact our business. For example, there have been recent discussions about imposing “indecency” restrictions directly on cable programming.

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

Employees

As of December 31, 2004, we had approximately 15,500 full-time equivalent employees. At December 31, 2004, approximately 100 of our employees were represented by collective bargaining agreements. We have never experienced a work stoppage. At December 31, 2003, these numbers were approximately 15,500 and approximately 300, respectively.

The corporate office, which includes employees of Charter and Charter Holdco, is responsible for coordinating and overseeing our operations. The corporate office performs certain financial and administrative functions on a centralized basis such as accounting, taxes, billing, finance and acquisitions, payroll and benefit administration, information system design and support, internal audit, purchasing, marketing and programming contract administration and oversight and coordination of external auditors and consultants. The corporate office performs these services on a cost reimbursement basis pursuant to a management services agreement. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising out of Our Organizational Structure and Mr. Allen’s Investment in Charter and Its Subsidiaries — Intercompany Management Agreements” and “— Mutual Services Agreements.”

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

Historically, our subsidiaries have owned the real property and buildings for our data centers, customer contact centers and our divisional administrative offices. Since early 2003 we have reduced our total real estate portfolio square footage by approximately 17% and have decreased our operating annual lease costs by approximately 30%. We plan to continue reducing our number of administrative offices and lease the space, where possible, while attempting to sell those existing locations that we believe are no longer required. Our subsidiaries generally have leased space for business offices throughout our operating divisions. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located. Charter Holdco owns the real property and building for our principal executive offices.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce. See “Item 1. Business – Our Network Technology.” We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3. Legal Proceedings.

Securities Class Actions and Derivative Suits

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) were filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this annual report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single action (the “Consolidated Federal Class Action”) for pretrial purposes. On June 19, 2003, following a status and scheduling conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint were filed. On February 10, 2004, in response to a joint motion made by StoneRidge and Defendants Charter, Vogel and Allen, the Court entered an order providing, among other things, that: (1) the parties who filed such motion engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions were stayed until May 10, 2004. On May 11, 2004, the Court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days. On July 12, 2004, the parties submitted a joint motion to again extend the stay, this time until September 10, 2004. The Court granted that extension on July 20, 2004. On August 5, 2004, Stoneridge, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) which incorporate the terms of the August 5, 2004 Memorandum of Understanding.

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

As noted above, Charter entered into Memoranda of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memoranda of Understanding. The Stipulations of Settlement, along with various supporting documentation, were filed with the Court on February 2, 2005. The Stipulations of Settlement provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter will pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million will be paid in cash (by Charter’s insurance carriers) and the balance will be paid in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter expects to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million. As part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. Documents related to the settlement of the Actions have now been executed and filed. On February 15, 2005, the United States District Court for the Eastern District of Missouri gave preliminary approval to the settlement of the Actions. The settlement of each of the lawsuits remains conditioned upon, among other things, final judicial approval of the settlements following notice to the class, and dismissal with prejudice of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Action. In the event that the valuation formula in the Stipulations provides for a per share value of less than $2.25, Charter may elect to terminate the settlement.

In addition to the Federal Class Actions, the State Derivative Action(s), the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits were filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The lawsuits were filed after the filing of a Schedule 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. We believe the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits, which are substantively identical, were brought on behalf of Charter’s securities holders as of July 29, 2002, and sought unspecified damages and possible injunctive relief. However, no such transaction by Mr. Allen has been presented. On April 30, 2004, orders of dismissal without prejudice were entered in each of the Delaware Class Actions.

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

Government Investigations

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter was also advised by the U. S. Attorney’s Office that no current officer or member of its board of directors is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Trial was set for February 7, 2005. Subsequently, each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and are awaiting sentencing. We are fully cooperating with the investigation.

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

Indemnification

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now settled SEC investigation and the above described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense. See “Item 13. Certain Relationships and Related Transactions – Indemnification Advances” for greater detail. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals by Charter for the grand jury investigation, SEC investigation and class action and related lawsuits.

Other Litigation

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (the “South Carolina Class Action”), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” A substantively identical case was filed in the Superior Court of Athens — Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. Charter Holdco removed the South Carolina Class Action to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common

Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have, but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts ruled that until a final judgment was entered against Charter Holdco, they lacked jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the tentative settlement, we recorded a special charge of $9 million in our consolidated statement of operations in the first quarter of 2004. On July 8, 2004, the Superior Court of Athens — Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement and on August 17, 2004, that court granted the parties’ request. On November 10, 2004, the court granted final approval of the settlement, rejecting positions advanced by two objectors to the settlement. On December 13, 2004 the court entered a written order formally approving that settlement. On January 11, 2005, certain class members appealed the order entered by the Georgia court. That appeal was dismissed on or about February 3, 2005. Additionally, one of the objectors to this settlement recently filed a similar, but not identical, lawsuit.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(A) Market Information

Our Class A common stock is quoted on the NASDAQ National Market under the symbol “CHTR.” The following table sets forth, for the periods indicated, the range of high and low last reported sale price per share of Class A common stock on the NASDAQ National Market. There is no established trading market for our Class B common stock.

Class A Common Stock

	High	Low
2004
First quarter	$5.43	$3.99
Second quarter	$4.70	$3.61
Third quarter	$3.90	$2.61
Fourth quarter	$3.01	$2.03
2003
First quarter	$1.73	$0.76
Second quarter	$4.18	$0.94
Third quarter	$5.50	$3.32
Fourth quarter	$4.71	$3.72

(B) Holders

As of December 31, 2004, there were 3,793 holders of record of our Class A common stock, one holder of our Class B common stock, and 13 holders of record of our Series A Convertible Redeemable Preferred Stock.

(C) Dividends

Charter has not paid stock or cash dividends on any of its common stock, and we do not intend to pay cash dividends on common stock for the foreseeable future. Except for the cash dividends we pay on our outstanding Series A convertible redeemable preferred stock, we intend to retain future earnings, if any, to finance our business. Additionally, Charter is prohibited from declaring or paying cash dividends on any class of stock on par with or junior to the Series A convertible redeemable preferred stock, including the common stock, unless the cumulative dividends on the preferred stock and any accrued dividends on stock on par with the preferred stock for any past or current period have been paid or set aside in full.

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

(D) Recent Sales of Unregistered Securities

During 2004, there were no unregistered sales of securities of the registrant other than those previously reported on a Form 10-Q or Form 8-K.

For information regarding securities issued under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management — Securities authorized for issuance under equity compensation plans.”

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions, except share data):

	Charter Communications, Inc.
	Year Ended December 31,
	2004	2003 (a)	2002 (a)	2001 (a)(b)	2000 (a)(b)
Statement of Operations Data:
Revenues	$4,977	$4,819	$4,566	$3,807	$3,141

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,080	1,952	1,807	1,486	1,187
Selling, general and administrative	971	940	963	826	606
Depreciation and amortization	1,495	1,453	1,436	2,683	2,398
Impairment of franchises	2,433	—	4,638	—	—
(Gain) loss on sale of assets, net	(86)	5	3	10	—
Option compensation expense (income), net	31	4	5	(5)	38
Special charges, net	104	21	36	18	—
Unfavorable contracts and other settlements	(5)	(72)	—	—	—

	7,023	4,303	8,888	5,018	4,229

Income (loss) from operations	(2,046)	516	(4,322)	(1,211)	(1,088)
Interest expense, net	(1,670)	(1,557)	(1,503)	(1,310)	(1,040)
Gain (loss) on derivative instruments and hedging activities, net	69	65	(115)	(50)	—
Loss on debt to equity conversions	(23)	—	—	—	—
Gain (loss) on extinguishment of debt	(31)	267	—	—	—
Other, net	3	(16)	(4)	(59)	(20)

Loss before minority interest, income taxes and cumulative effect of accounting change	(3,698)	(725)	(5,944)	(2,630)	(2,148)
Minority interest	19	377	3,176	1,461	1,280

Loss before income taxes and cumulative effect of accounting change	(3,679)	(348)	(2,768)	(1,169)	(868)
Income tax benefit	103	110	460	12	10

Loss before cumulative effect of accounting change	(3,576)	(238)	(2,308)	(1,157)	(858)
Cumulative effect of accounting change, net of tax	(765)	—	(206)	(10)	—

Net loss	(4,341)	(238)	(2,514)	(1,167)	(858)
Dividends on preferred stock — redeemable	(4)	(4)	(3)	(1)	—

Net loss applicable to common stock	$(4,345)	$(242)	$(2,517)	$(1,168)	$(858)

Loss per common share, basic and diluted	$(14.47)	$(0.82)	$(8.55)	$(4.33)	$(3.80)

Weighted-average common shares outstanding	300,291,877	294,597,519	294,440,261	269,594,386	225,697,775

Balance Sheet Data (end of period):
Total assets	$17,673	$21,364	$22,384	$26,463	$24,352
Long-term debt	19,464	18,647	18,671	16,343	13,061
Minority interest	648	689	1,050	4,434	4,571
Redeemable securities	—	—	—	—	1,104
Preferred stock — redeemable	55	55	51	51	—
Shareholders’ equity (deficit)	(4,406)	(175)	41	2,585	2,767

(a)	Certain prior year amounts have been reclassified to conform with the 2004 presentation.

(b)	In 2002, the Company restated its consolidated financial statements for 2001 and prior. The restatements were primarily related to the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments reduced revenue for the years ended December 31, 2001 and 2000 by $146 million and $108 million, respectively. The Company’s consolidated net loss decreased by $11 million for the year ended December 31, 2001. Net loss increased by $29 million for the year ended December 31, 2000, primarily due to adjustments related to the original accounting for acquisitions and for elements of the rebuild and upgrade activities.

Comparability of the above information from year to year is affected by acquisitions and dispositions completed by us. See Note 2 and Note 4 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Certain Trends and Uncertainties” of this section and “Cautionary Statement Regarding Forward-Looking Statements,” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of Charter Communications, Inc. and subsidiaries as of and for the years ended December 31, 2004, 2003 and 2002.

Introduction

In 2004, we completed several transactions that improved our liquidity. Our efforts in this regard have resulted in the completion of a number of transactions in 2004, as follows:

•	the December 2004 sale by our subsidiaries, CCO Holdings, LLC and CCO Holdings Capital Corp., of $550 million of senior floating rate notes due 2010;

•	the November 2004 sale by Charter of $862.5 million of 5.875% convertible senior notes due 2009;

•	the December 2004 redemption of all of our 5.75% convertible senior notes due 2005 ($588 million principal amount);

•	the April 2004 sale of $1.5 billion of senior second-lien notes by our subsidiary, Charter Operating, together with the concurrent refinancing of its credit facilities; and

•	the sale in the first half of 2004 of non-core cable systems for a total of $733 million, the proceeds of which were used to reduce indebtedness.

During the years 1999 through 2001, we grew significantly, principally through acquisitions of other cable businesses financed by debt and, to a lesser extent, equity. We have no current plans to pursue any significant acquisitions. However, we may pursue exchanges of non-strategic assets or divestitures, such as the sale of cable systems to Atlantic Broadband Finance, LLC discussed above. We therefore do not believe that our historical growth rates are accurate indicators of future growth.

The industry’s and our most significant operational challenges in 2004 and 2003 included competition from DBS providers and DSL service providers. See “Business — Competition.’’ We believe that competition from DBS has resulted in net analog video customer losses and decreased growth rates for digital video customers. Competition from DSL providers combined with limited opportunities to expand our customer base now that approximately 28% of our analog video customers subscribe to our high-speed data services has resulted in decreased growth rates for high-speed data customers. In the recent past, we have grown revenues by offsetting video customer losses with price increases and sales of incremental advanced services such as high-speed data, video on demand, digital video recorders and high definition television. We expect to continue to grow revenues through continued growth in high-speed data and incremental new services including VOIP telephony, high definition television, VOD and DVR service.

Historically, our ability to fund operations and investing activities has depended on our continued access to credit under our subsidiaries’ credit facilities. We expect we will continue to borrow under our subsidiaries’ credit facilities from time to time to fund cash needs. The occurrence of an event of default under our subsidiaries’ credit facilities could result in borrowings from these facilities being unavailable to us and could, in the event of a payment default or acceleration, trigger events of default under our notes and our subsidiaries’ outstanding notes and would have a material adverse effect on us. Approximately $30 million of indebtedness under our subsidiaries’ credit facilities is scheduled to mature during 2005. We expect to fund payment of such indebtedness through borrowings under our subsidiaries’ revolving credit facilities.

Overview of Operations

Approximately 86% of our revenues for the each of the years ended December 31, 2004 and 2003 are attributable to monthly subscription fees charged to customers for our video, high-speed data, telephone and commercial services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time. The remaining 14% of revenue is derived primarily from advertising revenues, franchise fee revenues, which are collected by us but then paid to local franchising authorities, pay-per-view and VOD programming where users are charged a fee for individual programs viewed, installation or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services. We have increased revenues during the past three years, primarily through the sale of digital video and high-speed data services to new and existing customers and price increases on video services offset in part by dispositions of systems. Going forward, our goal is to increase revenues by stabilizing our analog video customer base, implementing price increases on certain services and packages and increasing the number of our customers who purchase high-speed data services, digital video and new products and services such as VOIP telephony, VOD, high definition television and DVR service. To accomplish this, we are increasing prices for certain services and we are offering new bundling of services combining digital video and our advanced services (such as high-speed data service and high definition television) at what we believe are attractive price points. See “Business — Sales and Marketing” for more details.

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

Our expenses primarily consist of operating costs, selling, general and administrative expenses, depreciation and amortization expense and interest expense. Operating costs primarily include programming costs, the cost of our workforce, cable service related expenses, advertising sales costs, franchise fees and expenses related to customer billings. Our income from operations decreased from $516 million for year ended December 31, 2003 to loss from operations of $2.0 billion for the year ended December 31, 2004. We had a negative operating margin (defined as income (loss) from operations divided by revenues) of 41% for the year ended December 31, 2004 whereas for the year ended December 31, 2003, we had a positive operating margin of 11%. The decline in income from operations and operating margin for the year end December 31, 2004 is principally due to the impairment of franchises of $2.4 billion recorded in the third quarter of 2004. The year ended December 31, 2004 also includes a gain on the sale of certain cable systems to Atlantic Broadband Finance, LLC which is substantially offset by an increase in option compensation expense and special charges when compared to the year ended December 31, 2003. For the year ended December 31, 2003, income from operations was $516 million and for the year ended December 31, 2002, our loss from operations was $4.3 billion. Operating margin was 11% for the year ended December 31, 2003, whereas for the year ending December 31, 2002, we had negative operating margin of 95%. The improvement in income from operations and operating margin from 2002 to 2003 was principally due to a $4.6 billion franchise impairment charge in the fourth quarter of 2002 which did not recur in 2003 and the recognition of gains in 2003 of $93 million related to unfavorable contracts and other settlements and gain on sale of system. Although we do not expect charges for impairment in the future of comparable magnitude, potential charges could occur due to changes in market conditions.

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the interest costs on our high level of debt, the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties, and the amortization and impairment of our franchise intangibles. We expect that these expenses (other than impairment of franchises) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future. Additionally, because minority interest in Charter Holdco was substantially eliminated at December 31, 2003, beginning in the first quarter of 2004, we began to absorb substantially all future losses before income taxes that otherwise would have been allocated to minority interest. This resulted in an additional $2.4 billion of net loss for the year ended December 31, 2004. Under our existing capital structure, future losses will continue to be absorbed by Charter.

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

Capitalization of labor and overhead costs. The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2004 and 2003, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $6.3 billion (representing 36% of total assets) and $7.0 billion (representing 33% of total assets), respectively. Total capital expenditures for the years ended December 31, 2004, 2003 and 2002 were approximately $924 million, $854 million and $2.2 billion, respectively.

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

We make judgments regarding the installation and construction activities to be capitalized. We capitalize direct labor and certain indirect costs (“overhead’’) using standards developed from actual costs and applicable operational data. We calculate standards for items such as the labor rates, overhead rates and the actual amount of time required to perform a capitalizable activity. For example, the standard amounts of time required to perform capitalizable activities are based on studies of the time required to perform such activities. Overhead rates are established based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs that is directly attributable to capitalizable activities. The impact of changes that resulted from these studies were not significant in the periods presented.

Labor costs directly associated with capital projects are capitalized. We capitalize direct labor costs associated with personnel based upon the specific time devoted to network construction and customer installation activities. Capitalizable activities performed in connection with customer installations include such activities as:

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

Judgment is required to determine the extent to which overhead is incurred as a result of specific capital activities, and therefore should be capitalized. The primary costs that are included in the determination of the overhead rate are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as dispatch, that directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future. We monitor the appropriateness of our capitalization policies, and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies. We capitalized direct labor and overhead of $164 million, $174 million and $335 million, respectively, for the years ended December 31, 2004, 2003 and 2002. Capitalized internal direct labor and overhead costs substantially decreased in 2004 and 2003 compared to 2002 primarily due to the substantial completion of the upgrade of our systems and a decrease in the amount of capitalizable installation costs.

Useful lives of property, plant and equipment. We evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, based on annual studies of such useful lives, and revise such lives to the extent warranted by changing facts and circumstances. Any changes in estimated useful lives as a result of these studies, which were not significant in the periods presented, will be reflected prospectively beginning in the period in which the study is completed. The effect of a one-year decrease in the weighted average remaining useful life of our property, plant and equipment would be an increase in depreciation expense for the year ended December 31, 2004 of approximately $296 million. The effect of a one-year increase in the weighted average useful life of our property, plant and equipment would be a decrease in depreciation expense for the year ended December 31, 2004 of approximately $198 million.

Depreciation expense related to property, plant and equipment totaled $1.5 billion, $1.5 billion and $1.4 billion, representing approximately 21%, 34% and 16% of costs and expenses, for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation is recorded using the straight-line composite method over management’s estimate of the estimated useful lives of the related assets as listed below:

Cable distribution systems	7-20 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture and fixtures	5 years

Impairment of property, plant and equipment, franchises and goodwill. As discussed above, the net carrying value of our property, plant and equipment is significant. We also have recorded a significant amount of cost related to franchises, pursuant to which we are granted the right to operate our cable distribution network throughout our service areas. The net carrying value of franchises as of December 31, 2004 and 2003 was approximately $9.9 billion (representing 56% of total assets) and $13.7 billion (representing 64% of total assets), respectively. Furthermore, our noncurrent assets include approximately $52 million of goodwill.

We adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that franchise intangible assets that meet specified indefinite-life criteria no longer be amortized against earnings, but instead must be tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances. In determining whether our franchises have an indefinite-life, we considered the exclusivity of the franchise, the expected costs of franchise renewals, and the technological state of the associated cable systems with a view to whether or not we are in compliance with any technology upgrading requirements. We have concluded that as of December 31, 2004, 2003 and 2002 more than 99% of our franchises qualify for indefinite-life treatment under

SFAS No. 142, and that less than one percent of our franchises do not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. Costs of finite-lived franchises, along with costs associated with franchise renewals, are amortized on a straight-line basis over 10 years, which represents management’s best estimate of the average remaining useful lives of such franchises. Franchise amortization expense was $4 million for the year ended December 31, 2004 and $9 million for each of the years ended December 31, 2003 and 2002. We expect that amortization expense on franchise assets will be approximately $3 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors. Our goodwill is also deemed to have an indefinite life under SFAS No. 142.

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, requires that we evaluate the recoverability of our property, plant and equipment and franchise assets which did not qualify for indefinite-life treatment under SFAS No. 142 upon the occurrence of events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as the impairment of our indefinite-life franchises under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. Under SFAS No. 144, a long-lived asset is deemed impaired when the carrying amount of the asset exceeds the projected undiscounted future cash flows associated with the asset. No impairments of long-lived assets were recorded in the years ended December 31, 2004, 2003 or 2002. We were also required to evaluate the recoverability of our indefinite-life franchises, as well as goodwill, as of January 1, 2002 upon adoption of SFAS No. 142, and on an annual basis or more frequently as deemed necessary.

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

Based on the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of our cable systems into groups by which such systems are managed. Management believes such groupings represent the highest and best use of those assets. We determined that our franchises were impaired upon adoption of SFAS No. 142 on January 1, 2002 and as a result recorded the cumulative effect of a change in accounting principle of $206 million (approximately $572 million before minority interest effects of $306 million and tax effects of $60 million). As required by SFAS No. 142, the standard has not been retroactively applied to results for the period prior to adoption.

Our valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships and our total entity value. The value of goodwill is the difference between the total entity value and amounts assigned to the other assets. The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment.

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services such as interactivity and telephony to the potential customers (service marketing rights). Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained and the new services added to those customers in future periods. The sum of the present value of the franchises’ after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise. Prior to the adoption of EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, discussed below, we followed a residual method of valuing our franchise assets, which had the effect of including goodwill with the franchise assets.

We follow the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, in valuing customer relationships. Customer relationships, for valuation purposes, represent the value of the business relationship with our existing customers and are calculated by projecting future after-tax cash flows from these customers including the right to deploy and market additional services such as interactivity and telephony to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. Substantially all our acquisitions occurred prior to January 1, 2002. We did not record any value associated with the customer relationship intangibles related to those acquisitions. For acquisitions subsequent to January 1, 2002, we did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

In September 2004, EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, was issued, which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. We performed an impairment assessment as of September 30, 2004, and adopted Topic D-108 in that assessment resulting in a total franchise impairment of approximately $3.3 billion. We recorded a cumulative effect of accounting change of $765 million (approximately $875 million before tax effects of $91 million and minority interest effects of $19 million) for the year ended December 31, 2004 representing the portion of our total franchise impairment attributable to no longer including goodwill with franchise assets. The effect of the adoption was to increase net loss and loss per share by $765 million and $2.55 for the year ended December 31, 2004. The remaining $2.4 billion of the total franchise impairment was attributable to the use of lower projected growth rates and the resulting revised estimates of future cash flows in our valuation and was recorded as impairment of franchises in our consolidated statements of operations for the year ended December 31, 2004. Sustained analog video customer losses by us and our industry peers in the third quarter of 2004 primarily as a result of increased competition from DBS providers and decreased growth rates in our and our industry peers’ high speed data customers in the third quarter of 2004, in part as a result of increased competition from DSL providers, led us to lower our projected growth rates and accordingly revise our estimates of future cash flows from those used at October 1, 2003. See “Business — Competition.”

The valuation completed at October 1, 2003 showed franchise values in excess of book value and thus resulted in no impairment. Our annual impairment assessment as of October 1, 2002, based on revised estimates from January 1, 2002 of future cash flows and projected long-term growth rates in our valuation, led to the recognition of a $4.6 billion impairment charge in the fourth quarter of 2002.

The valuations used in our impairment assessments involve numerous assumptions as noted above. While economic conditions, applicable at the time of the valuation, indicate the combination of assumptions utilized in the valuations are reasonable, as market conditions change so will the assumptions with a resulting impact on the valuation and consequently the potential impairment charge.

Sensitivity Analysis. The effect on the impairment charge recognized in the third quarter of 2004 of the indicated increase/decrease in the selected assumptions is shown below:

Percentage/
	Percentage Point	Impairment Charge
Assumption	Change	Increase/(Decrease)
(Dollars in millions)
Annual Operating Cash Flow(1)	+/- 5%	$(890)/$921
Long-Term Growth Rate (2)	+/- 1pts (3)	(1,579)/1,232
Discount Rate	+/- 0.5 pts (3)	1,336/(1,528)

(1)	Operating Cash Flow is defined as revenues less operating expenses and selling general and administrative expenses.

(2)	Long-Term Growth Rate is the rate of cash flow growth beyond year ten.

(3)	A percentage point change of one point equates to 100 basis points.

Income Taxes. All operations are held through Charter Holdco and its direct and indirect subsidiaries. Charter Holdco and the majority of its subsidiaries are not subject to income tax. However, certain of these subsidiaries are corporations and are subject to income tax. All of the taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members: Charter, Charter Investment, Inc. and Vulcan Cable III Inc. Charter is responsible for its share of taxable income or loss of Charter Holdco allocated to it in accordance with the Charter Holdco limited liability company agreement (“LLC Agreement”) and partnership tax rules and regulations.

The LLC Agreement provided for certain special allocations of net tax profits and net tax losses (such net tax profits and net tax losses being determined under the applicable federal income tax rules for determining capital accounts). Under the LLC Agreement, through the end of 2003, net tax losses of Charter Holdco that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common units were allocated instead to membership units held by Vulcan Cable III Inc. and Charter Investment, Inc. (the “Special Loss Allocations”) to the extent of their respective capital account balances. After 2003, under the LLC Agreement, net tax losses of Charter Holdco are allocated to Charter, Vulcan Cable III Inc. and Charter Investment, Inc. based generally on their respective percentage ownership of outstanding common units to the extent of their respective capital account balances. The LLC Agreement further provides that, beginning at the time Charter Holdco generates net tax profits, the net tax profits that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common membership units will instead generally be allocated to Vulcan Cable III Inc. and Charter Investment, Inc. (the “Special Profit Allocations”). The Special Profit Allocations to Vulcan Cable III Inc. and Charter Investment, Inc. will generally continue until the cumulative amount of the Special Profit Allocations offsets the cumulative amount of the Special Loss Allocations. The amount and timing of the Special Profit Allocations are subject to the potential application of, and interaction with, the Curative Allocation Provisions described in the following paragraph. The LLC Agreement generally provides that any additional net tax profits are to be allocated among the members of Charter Holdco based generally on their respective percentage ownership of Charter Holdco common membership units.

Because the respective capital account balance of each of Vulcan Cable III Inc. and Charter Investment, Inc. was reduced to zero by December 31, 2002, certain net tax losses of Charter Holdco that were to be allocated for 2002, 2003, 2004 and possibly later years, subject to resolution of the issue described in “Certain Relationships and Related Transactions — Transactions Arising out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII,” to Vulcan Cable III Inc. and Charter Investment, Inc. instead have been and will be allocated to Charter (the “Regulatory Allocations”). The LLC Agreement further provides that, to the extent possible, the effect of the Regulatory Allocations is to be offset over time pursuant to certain curative allocation provisions (the “Curative Allocation Provisions”) so that, after certain offsetting adjustments are made, each member’s capital account balance is equal to the capital account balance such member would have had if the Regulatory Allocations had not been part of the LLC Agreement. The cumulative amount of the actual tax losses allocated to Charter as a result of the Regulatory Allocations through the year ended December 31, 2004 is approximately $4.0 billion.

As a result of the Special Loss Allocations and the Regulatory Allocations referred to above, the cumulative amount of losses of Charter Holdco allocated to Vulcan Cable III Inc. and Charter Investment, Inc. is in excess of the amount that would have been allocated to such entities if the losses of Charter Holdco had been allocated among its members in proportion to their respective percentage ownership of Charter Holdco common membership units. The cumulative amount of such excess losses was approximately $2.1 billion through December 31, 2003 and $1.0 billion through December 31, 2004.

In certain situations, the Special Loss Allocations, Special Profit Allocations, Regulatory Allocations and Curative Allocation Provisions described above could result in Charter paying taxes in an amount that is more or less than if Charter Holdco had allocated net tax profits and net tax losses among its members based generally on the number of common membership units owned by such members. This could occur due to differences in (i) the character of the allocated income (e.g., ordinary versus capital), (ii) the allocated amount and timing of tax depreciation and tax amortization expense due to the application of section 704(c) under the Internal Revenue Code, (iii) the potential interaction between the Special Profit Allocations and the Curative Allocation Provisions, (iv) the amount and timing of alternative minimum taxes paid by Charter, if any, (v) the apportionment of the allocated income or loss among the states in which Charter Holdco does business, and (vi) future federal and state tax laws. Further, in the event of new capital contributions to Charter Holdco, it is possible that the tax effects of the Special Profit Allocations, Special Loss Allocations, Regulatory Allocations and Curative Allocation Provisions will change significantly pursuant to the provisions of the income tax regulations or the terms of a contribution agreement with respect to such contribution. Such change could defer the actual tax benefits to be derived by Charter with respect to the net tax losses allocated to it or accelerate the actual taxable income to Charter with respect to the net tax profits allocated to it. As a result, it is possible under certain circumstances, that Charter could receive future allocations of taxable income in excess of its currently allocated tax deductions and available tax loss carryforwards. The ability to utilize net operating loss carryforwards is potentially subject to certain limitations as discussed below.

In addition, under their exchange agreement with Charter, Vulcan Cable III Inc. and Charter Investment, Inc. may exchange some or all of their membership units in Charter Holdco for Charter’s Class B common stock, be merged with Charter, or be acquired by Charter in a non-taxable reorganization. If such an exchange were to take place prior to the date that the Special Profit Allocation provisions had fully offset the Special Loss Allocations, Vulcan

Cable III Inc. and Charter Investment, Inc. could elect to cause Charter Holdco to make the remaining Special Profit Allocations to Vulcan Cable III Inc. and Charter Investment, Inc. immediately prior to the consummation of the exchange. In the event Vulcan Cable III Inc. and Charter Investment, Inc. choose not to make such election or to the extent such allocations are not possible, Charter would then be allocated tax profits attributable to the membership units received in such exchange pursuant to the Special Profit Allocation provisions. Mr. Allen has generally agreed to reimburse Charter for any incremental income taxes that Charter would owe as a result of such an exchange and any resulting future Special Profit Allocations to Charter. The ability of Charter to utilize net operating loss carryforwards is potentially subject to certain limitations (See “Certain Trends and Uncertainties — Utilization of Net Operating Loss Carryforwards”.) If Charter were to become subject to such limitations (whether as a result of an exchange described above or otherwise), and as a result were to owe taxes resulting from the Special Profit Allocations, then Mr. Allen may not be obligated to reimburse Charter for such income taxes.

As of December 31, 2004 and 2003, we have recorded net deferred income tax liabilities of $216 million and $417 million, respectively. Additionally, as of December 31, 2004 and 2003, we have deferred tax assets of $3.5 billion and $1.7 billion, respectively, which primarily relate to financial and tax losses allocated to Charter from Charter Holdco. We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Given the uncertainty surrounding our ability to utilize our deferred tax assets, these items have been offset with a corresponding valuation allowance of $3.2 billion and $1.3 billion at December 31, 2004 and 2003, respectively.

We are currently under examination by the Internal Revenue Service for the tax years ending December 31, 1999 and 2000. Management does not expect the results of this examination to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants.

Litigation. Legal contingencies have a high degree of uncertainty. When a loss from a contingency becomes estimable and probable, a reserve is established. The reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately when the matter is brought to closure. We have established reserves for certain matters including those described in “Business — Legal Proceedings.’’ If any of the litigation matters described in “Business — Legal Proceedings’’ is resolved unfavorably resulting in payment obligations in excess of management’s best estimate of the outcome, such resolution could have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions, except per share and share data):

	Year Ended December 31,
	2004		2003		2002
Revenues	$4,977	100%	$4,819	100%	$4,566	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,080	42%	1,952	40%	1,807	40%
Selling, general and administrative	971	19%	940	20%	963	21%
Depreciation and amortization	1,495	30%	1,453	30%	1,436	31%
Impairment of franchises	2,433	49%	—	—	4,638	102%
(Gain) loss on sale of assets, net	(86)	(2)%	5	—	3	—
Option compensation expense, net	31	1%	4	—	5	—
Special charges, net	104	2%	21	—	36	1%
Unfavorable contracts and other settlements	(5)	—	(72)	(1)%	—	—

	7,023	141%	4,303	89%	8,888	195%

Income (loss) from operations	(2,046)	(41)%	516	11%	(4,322)	(95)%

Interest expense, net	(1,670)		(1,557)		(1,503)
Gain (loss) on derivative instruments and hedging activities, net	69		65		(115)
Loss on debt to equity conversions	(23)		—		—
Gain (loss) on extinguishment of debt	(31)		267		—
Other, net	3		(16)		(4)

Loss before minority interest, income taxes and cumulative effect of accounting change	(3,698)		(725)		(5,944)
Minority interest	19		377		3,176

Loss before income taxes and cumulative effect of accounting change	(3,679)		(348)		(2,768)

Income tax benefit	103		110		460

Loss before cumulative effect of accounting change	(3,576)		(238)		(2,308)
Cumulative effect of accounting change, net of tax	(765)		—		(206)

Net loss	(4,341)		(238)		(2,514)
Dividends on preferred stock – redeemable	(4)		(4)		(3)

Net loss applicable to common stock	$(4,345)		$(242)		$(2,517)

Loss per common share, basic and diluted	$(14.47)		$(0.82)		$(8.55)

Weighted average common shares outstanding	300,291,877		294,597,519		294,440,261

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues. Revenues increased by $158 million, or 3%, from $4.8 billion for the year ended December 31, 2003 to $5.0 billion for the year ended December 31, 2004. This increase is principally the result of an increase of 318,800 and 2,800 high-speed data customers and digital video customers, respectively, as well as price increases for video and high-speed data services, and is offset partially by a decrease of 439,800 analog video customers. Included in the reduction in analog video customers and reducing the increase in digital video and high-speed data customers are 230,800 analog video customers, 83,300 digital video customers and 37,800 high-speed data customers sold in the cable system sales to Atlantic Broadband Finance, LLC, which closed in March and April 2004 (collectively, with the cable system sale to WaveDivision Holdings, LLC in October 2003, referred to herein as the “Systems Sales”). The Systems Sales reduced the increase in revenues by $160 million. Our goal is to increase revenues by improving customer service which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of our customers who purchase high-speed data services, digital video and advanced products and services such as VOIP telephony, VOD, high definition television and DVR service.

Average monthly revenue per analog video customer increased from $61.92 for the year ended December 31, 2003 to $68.02 for the year ended December 31, 2004 primarily as a result of price increases and incremental revenues from advanced services. Average monthly revenue per analog video customer represents total annual revenue, divided by twelve, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Year Ended December 31,
	2004		2003		2004 over 2003
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$3,373	68%	$3,461	72%	$(88)	(3)%
High-speed data	741	15%	556	12%	185	33%
Advertising sales	289	6%	263	5%	26	10%
Commercial	238	4%	204	4%	34	17%
Other	336	7%	335	7%	1	—

	$4,977	100%	$4,819	100%	$158	3%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues decreased by $88 million, or 3%, from $3.5 billion for the year ended December 31, 2003 to $3.4 billion for the year ended December 31, 2004. Approximately $116 million of the decrease was the result of the Systems Sales and approximately an additional $65 million related to a decline in analog video customers. These decreases were offset by increases of approximately $66 million resulting from price increases and incremental video revenues from existing customers and approximately $27 million resulting from an increase in digital video customers.

Revenues from high-speed data services provided to our non-commercial customers increased $185 million, or 33%, from $556 million for the year ended December 31, 2003 to $741 million for the year ended December 31, 2004. Approximately $163 million of the increase related to the increase in the average number of customers receiving high-speed data services, whereas approximately $35 million related to the increase in average price of the service. The increase in high-speed data revenues was reduced by approximately $12 million as a result of the Systems Sales.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $26 million, or 10%, from $263 million for the year ended December 31, 2003 to $289 million for the year ended December 31, 2004 primarily as a result of an increase in national advertising campaigns and election related advertising. The increase was offset by a decrease of $7 million as a result of the System Sales. For the years ended December 31, 2004 and 2003, we received $16 million and $15 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed data services to our commercial customers. Commercial revenues increased $34 million, or 17%, from $204 million for the year ended December 31, 2003, to $238 million for the year ended December 31, 2004, primarily as a result of an increase in commercial high-speed data revenues. The increase was reduced by approximately $14 million as a result of the Systems Sales.

Other revenues consist of revenues from franchise fees, telephony revenue, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the year ended December 31, 2004 and 2003, franchise fees represented approximately 49% and 48%, respectively, of total other revenues. Other revenues increased $1 million from $335 million for the year ended December 31, 2003 to $336 million for the year ended December 31, 2004. The increase was primarily the result of an increase in home shopping and infomercial revenue and was partially offset by approximately $11 million as a result of the Systems Sales.

Operating expenses. Operating expenses increased $128 million, or 7%, from $2.0 billion for the year ended December 31, 2003 to $2.1 billion for the year ended December 31, 2004. The increase in operating expenses was reduced by approximately $59 million as a result of the System Sales. Programming costs included in the accompanying consolidated statements of operations were $1.3 billion and $1.2 billion, representing 63% and 64% of total operating expenses for the years ended December 31, 2004 and 2003, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Year Ended December 31,
	2004		2003		2004 over 2003
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change
Programming	$1,319	27%	$1,249	26%	$70	6%
Advertising sales	98	2%	88	2%	10	11%
Service	663	13%	615	12%	48	8%

	$2,080	42%	$1,952	40%	$128	7%

Programming costs consist primarily of costs paid to programmers for analog, premium and digital channels and pay-per-view programming. The increase in programming costs of $70 million, or 6%, for the year ended December 31, 2004 over the year ended December 31, 2003 was a result of price increases, particularly in sports programming, an increased number of channels carried on our systems, and an increase in digital video customers, partially offset by a decrease in analog video customers. Additionally, the increase in programming costs was reduced by $42 million as a result of the Systems Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $59 million and $62 million for the year ended December 31, 2004 and 2003, respectively. Programming costs for the year ended December 31, 2004 also include a $5 million reduction related to the settlement of a dispute with TechTV, Inc., a related party. See Note 22 to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

In every year we have operated, our cable programming costs have increased in excess of the U.S. inflation and cost-of-living increases, and we expect them to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase or produce programming. In 2005, we expect programming costs to increase at a higher rate than in 2004. These costs will be determined in part on the outcome of programming negotiations in 2005 and will likely be subject to offsetting events or otherwise affected by factors similar to the ones mentioned in the preceding paragraph. Our increasing programming costs will result in declining operating margins for our video services to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased high-speed data revenues, advertising revenues and commercial service revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased $10 million, or 11%, primarily as a result of increased salary, benefit and commission costs. The increase in advertising sales expenses was reduced by $2 million as a result of the System Sales. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rental expense. The increase in service costs of $48 million, or 8%, resulted primarily from additional activity associated with ongoing infrastructure maintenance. The increase in service costs was reduced by $15 million as a result of the System Sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $31 million, or 3%, from $940 million for the year ended December 31, 2003 to $971 million for the year ended December 31, 2004. The increase in selling, general and administrative expenses was reduced by $22 million as a result of the System Sales. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Year Ended December 31,
	2004		2003		2004 over 2003
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change
General and administrative	$849	17%	$833	18%	$16	2%
Marketing	122	2%	107	2%	15	14%

	$971	19%	$940	20%	$31	3%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $16 million, or 2%, resulted primarily from increases in costs associated with our commercial business of $21 million, third party call center costs resulting from increased emphasis on customer service of $10 million and bad debt expense of $10 million offset by decreases in costs associated with salaries and benefits of $21 million and rent expense of $3 million.

Marketing expenses increased $15 million, or 14%, as a result of an increased investment in marketing and branding campaigns.

Depreciation and amortization. Depreciation and amortization expense increased by $42 million, or 3%, to $1.5 billion in 2004. The increase in depreciation related to an increase in capital expenditures, which was partially offset by lower depreciation as the result of the Systems Sales.

Impairment of franchises. We performed an impairment assessment during the third quarter of 2004. The use of lower projected growth rates and the resulting revised estimates of future cash flows in our valuation, primarily as a result of increased competition, led to the recognition of a $2.4 billion impairment charge for the year ended December 31, 2004.

(Gain) loss on sale of assets, net. Gain on sale of assets of $86 million for the year ended December 31, 2004 primarily represents the pretax gain of $104 million realized on the sale of systems to Atlantic Broadband Finance, LLC which closed in March and April 2004 offset by losses recognized on the disposition of plant and equipment. Loss on sale of assets of $5 million for the year ended December 31, 2003 represents the loss recognized on the disposition of plant and equipment offset by a gain of $21 million recognized on the sale of cable systems in Port Orchard, Washington which closed on October 1, 2003.

Option compensation expense, net. Option compensation expense of $31 million for the year ended December 31, 2004 primarily represents $22 million related to options granted and expensed in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Additionally, during the year ended December 31, 2004, we expensed approximately $8 million related to a stock option exchange program, under which our employees were offered the right to exchange all stock options (vested and unvested) issued under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. The exchange offer closed in February 2004. Option compensation expense of $4 million for the year ended December 31, 2003 primarily represents options expensed in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. See Note 19 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for more information regarding our option compensation plans.

Special charges, net. Special charges of $104 million for the year ended December 31, 2004 represents approximately $85 million of aggregate value of the Charter Class A common stock and warrants to purchase Charter Class A common stock contemplated to be issued as part of a settlement of the consolidated federal class actions, state derivative actions and federal derivative action lawsuits, approximately $10 million of litigation costs related to the tentative settlement of a South Carolina national class action suit, all of which settlements are subject to final documentation and court approval and approximately $12 million of severance and related costs of our workforce reduction and realignment. Special charges for the year ended December 31, 2004 were offset by $3 million received from a third party in settlement of a dispute. Special charges of $21 million for the year ended December 31, 2003 represents approximately $26 million of severance and related costs of our workforce reduction partially offset by a $5 million credit from a settlement from the Internet service provider Excite@Home related to the conversion of about 145,000 high-speed data customers to our Charter Pipeline service in 2001.

Unfavorable contracts and other settlements. Unfavorable contracts and other settlements of $5 million for the year ended December 31, 2004 relates to changes in estimated legal reserves established in connection with prior business combinations, which based on an evaluation of current facts and circumstances, are no longer required.

Unfavorable contracts and other settlements of $72 million for the year ended December 31, 2003 represents the settlement of estimated liabilities recorded in connection with prior business combinations. The majority of this benefit (approximately $52 million) is due to the renegotiation in 2003 of a major programming contract, for which a liability had been recorded for the above market portion of that agreement in conjunction with the Falcon acquisition in 1999 and the Bresnan acquisition in 2000. The remaining benefit relates to the reversal of previously recorded liabilities, which are no longer required.

Interest expense, net. Net interest expense increased by $113 million, or 7%, from $1.6 billion for the year ended December 31, 2003 to $1.7 billion for the year ended December 31, 2004. The increase in net interest expense was a result of an increase in our average borrowing rate from 7.99% in the year ended December 31, 2003 to 8.66% in the year ended December 31, 2004 partially offset by a decrease of $306 million in average debt outstanding from $18.9 billion in 2003 to $18.6 billion in 2004.

Gain (loss) on derivative instruments and hedging activities, net. Net gain on derivative instruments and hedging activities increased $4 million from a gain of $65 million for the year ended December 31, 2003 to a gain of $69 million for the year ended December 31, 2004. The increase is primarily the result of an increase in gains on interest rate agreements that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which increased from a gain of $57 million for the year ended December 31, 2003 to a gain of $65 million for the year ended December 31, 2004. This was coupled with a decrease in gains on interest rate agreements, as a result of hedge ineffectiveness on designated hedges, which increased from $8 million for the year ended December 31, 2003 to $4 million for the year ended December 31, 2004.

Loss on debt to equity conversions. Loss on debt to equity conversions of $23 million for the year ended December 31, 2004 represents the loss recognized from privately negotiated exchanges of a total of $30 million principal amount of Charter’s 5.75% convertible senior notes held by two unrelated parties for shares of Charter Class A common stock. The exchange resulted in the issuance of more shares in the exchange transaction than would have been issuable under the original terms of the convertible senior notes.

Gain (loss) on extinguishment of debt. Loss on extinguishment of debt of $31 million for the year ended December 31, 2004 represents the write-off of deferred financing fees and third party costs related to the Charter Communications Operating refinancing in April 2004 and the redemption of our 5.75% convertible senior notes due 2005 in December 2004. Gain on extinguishment of debt of $267 million for the year ended December 31, 2003 represents the gain realized on the purchase of an aggregate $609 million principal amount of our outstanding convertible senior notes and $1.3 billion principal amount of Charter Holdings’ senior notes and senior discount notes in consideration for an aggregate of $1.6 billion principal amount of 10.25% notes due 2010 issued by our indirect subsidiary, CCH II. The gain is net of the write-off of deferred financing costs associated with the retired debt of $27 million.

Other, net. Net other expense decreased by $19 million from $16 million in 2003 to income of $3 million in 2004. Other expense in 2003 included $11 million associated with amending a revolving credit facility of our subsidiaries and costs associated with terminated debt transactions that did not recur in 2004. In addition, gains on equity investments increased $7 million in 2004 over 2003.

Minority interest. Minority interest represents the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, LLC, and since June 6, 2003, the pro rata share of the profits and losses of CC VIII, LLC. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII.” Reported losses allocated to minority interest on the statement of operations are limited to the extent of any remaining minority interest on the balance sheet related to Charter Holdco. Because minority interest in Charter Holdco was substantially eliminated at December 31, 2003, beginning in the first quarter of 2004, Charter began to absorb substantially all future losses before income taxes that otherwise would have been allocated to minority interest. For the year ended December 31, 2003, 53.5% of our losses were allocated to minority interest. As a result of negative equity at Charter Holdco during the year ended December 31, 2004, no additional losses were allocated to minority interest, resulting in an additional $2.4 billion of net losses. Under our existing capital structure, future losses will be substantially absorbed by Charter.

Income tax benefit. Income tax benefit of $103 million and $110 million was recognized for the years ended December 31, 2004 and 2003, respectively. The income tax benefits were realized as a result of decreases in certain deferred tax liabilities related to our investment in Charter Holdco as well as decreases in the deferred tax liabilities of certain of our indirect corporate subsidiaries.

The income tax benefit recognized in the year ended December 31, 2004 was directly related to the impairment of franchises as discussed above because the deferred tax liabilities decreased as a result of the write-down of franchise assets for financial statement purposes and not for tax purposes. We do not expect to recognize a similar benefit associated with the impairment of franchises in future periods. However, the actual tax provision calculations in future periods will be the result of current and future temporary differences, as well as future operating results.

The income tax benefit recognized in the year ended December 31, 2003 was directly related to the tax losses allocated to Charter from Charter Holdco. In the second quarter of 2003, Charter started receiving tax loss allocations from Charter Holdco. Previously, the tax losses had been allocated to Vulcan Cable III Inc. and Charter Investment, Inc. in accordance with the Special Loss Allocations provided under the Charter Holdco limited liability company agreement. We do not expect to recognize a similar benefit related to our investment in Charter Holdco after 2003 related to tax loss allocations received from Charter Holdco, due to limitations associated with our ability to offset future tax benefits against the remaining deferred tax liabilities. However, the actual tax provision calculations in future periods will be the result of current and future temporary differences, as well as future operating results.

Cumulative effect of accounting change, net of tax. Cumulative effect of accounting change of $765 million (net of minority interest effects of $19 million and tax effects of $91 million) in 2004 represents the impairment charge recorded as a result of our adoption of Topic D-108.

Net loss. Net loss increased by $4.1 billion from $238 million in 2003 to $4.3 billion in 2004 as a result of the factors described above. The impact to net loss in 2004 of the impairment of franchises, cumulative effect of accounting change and the reduction in losses allocated to minority interest was to increase net loss by approximately $5.3 billion. The impact to net loss in 2003 of the gain on the sale of systems, unfavorable contracts and settlements and gain on debt exchange, net of income tax impact, was to decrease net loss by $168 million.

Preferred stock dividends. On August 31, 2001, in connection with the Cable USA acquisition, Charter issued 505,664 shares (and on February 28, 2003 issued an additional 39,595 shares) of Series A Convertible Redeemable Preferred Stock, on which it pays a quarterly cumulative cash dividend at an annual rate of 5.75% on a liquidation preference of $100 per share.

Loss per common share. The loss per common share increased by $13.65, from $0.82 per common share for the year ended December 31, 2003 to $14.47 per common share for the year ended December 31, 2004 as a result of the factors described above.

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

Average monthly revenue per analog video customer increased from $56.91 for the year ended December 31, 2002 to $61.92 for the year ended December 31, 2003 primarily as a result of price increases and incremental revenues from advanced services. Average monthly revenue per analog video customer represents total annual revenue, divided by twelve, divided by the average number of analog video customers during the respective period.

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

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by $41 million, or 1%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. Video revenues increased approximately $65 million due to price increases and incremental video revenues from existing customers and $82 million as a result of increases in the average number of digital video customers, which were partially offset by a decrease of approximately $106 million as a result of a decline in analog video customers.

Revenues from high-speed data services provided to our non-commercial customers increased $219 million, or 65%, from $337 million for the year ended December 31, 2002 to $556 million for the year ended December 31, 2003. Approximately $206 million of the increase related to the increase in the average number of customers, whereas approximately $13 million related to the increase in the average price of the service. The increase in customers was primarily due to the addition of high-speed data customers in our existing service areas. We were also able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased from 82% as of December 31, 2002 to 87% as of December 31, 2003 as a result of our system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales decreased $39 million, or 13%, from $302 million for the year ended December 31, 2002, to $263 million for the year ended December 31, 2003 primarily as a result of a decrease in advertising from vendors of approximately $64 million offset partially by an increase in local advertising sales revenues of approximately $25 million. For the years ended December 31, 2003 and 2002, we received $15 million and $79 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from video and high-speed data services to our commercial customers. Commercial revenues increased $43 million, or 27%, from $161 million for the year ended December 31, 2002, to $204 million for the year ended December 31, 2003, primarily due to an increase in commercial high-speed data revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the year ended December 31, 2003 and 2002, franchise fees represented approximately 48% and 46%, respectively, of total other revenues. Other revenues decreased $11 million, or 3%, from $346 million for the year ended December 31, 2002 to $335 million for the year ended December 31, 2003. The decrease was due primarily to a decrease in franchise fees after an FCC ruling in March 2002, no longer requiring the collection of franchise fees for high-speed data services . Franchise fee revenues are collected from customers and remitted to franchise authorities.

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

Programming costs consist primarily of costs paid to programmers for analog, premium and digital channels and pay-per-view programs. The increase in programming costs of $83 million, or 7%, was due to price increases, particularly in sports programming, and due to an increased number of channels carried on our systems, partially offset by decreases in analog and digital video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels against programming costs of $62 million and $57 million for the year ended December 31, 2003 and 2002, respectively.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries and benefits and commissions. Advertising sales expenses increased $1 million, or 1%, primarily due to increased sales commissions, taxes and benefits. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rental expense. The increase in service costs of $61 million, or 11%, resulted primarily from additional activity associated with ongoing infrastructure maintenance and customer service, including activities associated with our promotional programs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $23 million, or 2%, from $963 million for the year ended December 31, 2002 to $940 million for the year ended December 31, 2003. Key components of expense as a percentage of revenues are as follows (dollars in millions):

	Year Ended December 31,
	2003		2002		2003 over 2002
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change
General and administrative	$833	18%	$810	18%	$23	3%
Marketing	107	2%	153	3%	(46)	(30)%

	$940	20%	$963	21%	$(23)	(2)%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $23 million, or 3%, resulted primarily from increases in salaries and benefits of $4 million, call center costs of $25 million and internal network costs of $16 million. These increases were partially offset by a decrease in bad debt and collection expense of $27 million as a result of our strengthened credit policies.

Marketing expenses decreased $46 million, or 30%, due to reduced promotional activity related to our service offerings including reductions in advertising, telemarketing and direct sales activities.

Depreciation and amortization. Depreciation and amortization expense increased by $17 million, or 1%, from $1.4 billion in 2002 to $1.5 billion in 2003 due primarily to an increase in depreciation expense related to additional capital expenditures in 2003 and 2002.

Impairment of franchises. We performed our annual impairment assessments on October 1, 2002 and 2003. Revised estimates of future cash flows and the use of a lower projected long-term growth rate in our valuation led to a $4.6 billion impairment charge in the fourth quarter of 2002. Our 2003 assessment performed on October 1, 2003 did not result in an impairment.

Loss on sale of assets, net. Loss on sale of assets for the year ended December 31, 2003 represents $26 million of losses related to the disposition of fixed assets offset by the $21 million gain recognized on the sale of cable systems in Port Orchard, Washington on October 1, 2003. Loss on sale of assets for the year ended December 31, 2002 represents losses related to the disposition of fixed assets.

Option compensation expense, net. Option compensation expense decreased by $1 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Option compensation expense includes expense related to exercise prices on certain options that were issued prior to our initial public offering in 1999 that were less than the estimated fair values of our common stock at the time of grant. Compensation expense is being recognized over the vesting period of such options and will continue to be recorded until the last vesting period lapses in April 2004. On January 1, 2003, we adopted SFAS No. 123, Accounting for Stock-Based Compensation, using the prospective method under which we will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date.

Special charges, net. Special charges of $21 million for the year ended December 31, 2003 represent approximately $26 million of severance and related costs of our ongoing initiative to reduce our workforce partially offset by a $5 million credit from a settlement from the Internet service provider Excite@Home related to the conversion of about 145,000 high-speed data customers to our Charter Pipeline service in 2001. In the fourth quarter of 2002, we recorded a special charge of $35 million, of which $31 million was associated with our workforce reduction program. The remaining $4 million was related to legal and other costs associated with our shareholder lawsuits and governmental investigations.

Unfavorable contracts and other settlements. Unfavorable contracts and other settlements of $72 million for the year ended December 31, 2003 represents the settlement of estimated liabilities recorded in connection with prior business combinations. The majority of this benefit (approximately $52 million) is due to the renegotiation in 2003 of a major programming contract, for which a liability had been recorded for the above market portion of that agreement in connection with a 1999 and a 2000 acquisition. The remaining benefit relates to the reversal of previously recorded liabilities, which, based on an evaluation of current facts and circumstances, are no longer required.

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

Other expense, net. Other expense increased by $12 million from $4 million in 2002 to $16 million in 2003. This increase is primarily due to increases in costs associated with amending a revolving credit facility of our subsidiaries and costs associated with terminated debt transactions.

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

The income tax benefit recognized in the year ended December 31, 2003 was directly related to the tax losses allocated to Charter from Charter Holdco. In the second quarter of 2003, Charter started receiving tax loss allocations from Charter Holdco. Previously, the tax losses had been allocated to Vulcan Cable III Inc. and Charter Investment, Inc. in accordance with the Special Loss Allocations provided under the Charter Holdco limited liability company agreement. We do not expect to recognize a similar benefit after 2003 related to tax loss allocations received from Charter Holdco, due to limitations associated with our ability to offset future tax benefits against the remaining deferred tax liabilities. However, the actual tax provision calculations in future periods will be the result of current and future temporary differences, as well as future operating results.

The income tax benefit recognized in the year ended December 31, 2002 was directly related to the impairment of franchises associated with the adoption of SFAS No. 142.

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

Preferred stock dividends. On August 31, 2001, in connection with the Cable USA acquisition, Charter issued 505,664 shares (and on February 28, 2003 issued an additional 39,595 shares) of Series A Convertible Redeemable Preferred Stock, on which it pays a quarterly cumulative cash dividend at an annual rate of 5.75% on a liquidation preference of $100 per share.

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

Overview

We have a significant level of debt. In 2005, $30 million of our debt matures, and in 2006, an additional $186 million matures. In 2007 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded our debt service costs, operating activities and capital requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiaries, sales of assets, issuances of debt and equity securities and cash on hand. However, the mix of funding sources changes from period to period. For the year ended December 31, 2004, we generated $472 million of net cash flows from operating activities after paying cash interest of $1.3 billion. In addition, we generated approximately $744 million in 2004 from sales of assets, substantially all of which was used to fund operations, including capital expenditures. Finally, we had net cash flows from financing activities of $294 million, which included, among other things, the proceeds from the issuance in December of $550 million of CCO Holdings notes. This debt issuance was the primary reason cash on hand increased by $523 million to $650 million at December 31, 2004. Approximately $622 million was used to repay outstanding borrowings under the Charter Operating revolving credit facility, through a series of transactions executed in February 2005. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the credit facilities of our subsidiaries, our access to the debt and equity markets, the timing of possible asset sales and our ability to generate cash flows from operating activities.

We expect that cash on hand, cash flows from operating activities and the amounts available under our credit facilities will be adequate to meet our cash needs in 2005. Cash flows from operating activities and amounts available under our credit facilities may not be sufficient to permit us to fund our operations and satisfy our principal repayment obligations that come due in 2006 and, we believe, such amounts will not be sufficient to fund our operations and satisfy such repayment obligations thereafter.

It is likely that we will require additional funding to repay debt maturing after 2006. We are working with our financial advisors to address such funding requirements. However, there can be no assurance that such funding will be available to us. Although Mr. Allen and his affiliates have purchased equity from us in the past, Mr. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to us in the future.

Credit Facilities and Covenants

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. These credit facilities, along with our and our subsidiaries’ indentures, are subject to certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from our independent auditors. As of December 31, 2004, we were in compliance with the covenants under our indentures and under the credit facilities and indentures of our subsidiaries, and we expect to remain in compliance with those covenants for the next twelve months. As of December 31, 2004, we had borrowing availability under our credit facilities of $804 million, none of which was restricted due to covenants. Continued access to our credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities, including covenants tied to our operating performance. If our operating performance results in non-compliance with these covenants, or if any of certain other events of non-compliance under these credit facilities or indentures governing our debt occurs, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

The Charter Operating credit facilities require us to redeem the CC V Holdings notes within 45 days after the first date that the Charter Holdings leverage ratio is less than 8.75 to 1.0. In satisfaction of this requirement, CC V Holdings, LLC has called for redemption all of its outstanding notes, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption, which is expected to be March 14, 2005. The total cost of the redemption including accrued and unpaid interest is expected to be $122 million. We intend to fund the redemption with borrowings under our credit facilities.

Specific Limitations

Our ability to make interest payments on our convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of our convertible senior notes, will depend on our ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco or its subsidiaries, including CCH II, CCO Holdings and Charter Operating. The indentures governing the CCH II notes, CCO Holdings notes, and Charter Operating notes, however, restrict these entities and their subsidiaries from making distributions to their parent companies (including us) for payment of interest and principal on our convertible senior notes, in each case unless there is no default under the applicable indenture and a specified leverage ratio test is met at the time of such event. CCH II, CCO Holdings and Charter Operating meet the applicable leverage ratio test under each of their respective indentures, and as a result are not prohibited from making any such distributions to their respective direct parent.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under the Charter Holdings’ indentures and other specified tests are met. For the quarter ended December 31, 2004, there was no default under Charter Holdings’ indentures and other specified tests were met. In addition, Charter Holdings met the leverage ratio of 8.75 to 1.0 based on December 31, 2004 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco are not currently restricted. Such distributions will again be restricted, however, if Charter Holdings fails to meet its leverage ratio test at the time of such event. In the past Charter Holdings has from time to time failed to meet this leverage ratio test, and there can be no assurance that Charter Holdings will satisfy this test in the future.

During periods when such distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures. As of December 31, 2004, Charter Holdco had $106 million in cash on hand and was owed $29 million in intercompany loans from its subsidiaries, which were available to pay interest on Charter’s 4.75% convertible senior notes, which is expected to be approximately $7 million in 2005. In addition, Charter has $144 million of securities pledged as security for the first six interest payments on Charter’s 5.875% convertible senior notes.

Our significant amount of debt could negatively affect our ability to access additional capital in the future. No assurances can be given that we will not experience liquidity problems if we do not obtain sufficient additional financing on a timely basis as our debt becomes due or because of adverse market conditions, increased competition or other unfavorable events. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities or through additional debt or equity financings, we would consider:

•	issuing equity that would significantly dilute existing shareholders;

•	issuing convertible debt or some other securities that may have structural or other priority over our existing notes and may also significantly dilute Charter’s existing shareholders;

•	further reducing our expenses and capital expenditures, which may impair our ability to increase revenue;

•	selling assets; or

•	requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions.

If the above strategies are not successful, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution and our noteholders might not receive principal and interest payments to which they are contractually entitled.

Sale of Assets

In March 2004, we closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC. We closed the sale of an additional cable system in New York to Atlantic Broadband Finance, LLC in April 2004. Subject to post-closing contractual adjustments, the total net proceeds from the sale of all of these systems were approximately $733 million. The proceeds received to date were used to repay a portion of our credit facilities.

Summary of Outstanding Contractual Obligations

The following table summarizes our payment obligations as of December 31, 2004 under our long-term debt and certain other contractual obligations and commitments (dollars in millions).

		Payments by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations
Long-Term Debt Principal Payments (1)	$19,791	$30	$917	$5,898	$12,946
Long-Term Debt Interest Payments (2)	10,109	1,454	3,348	3,332	1,975
Payments on Interest Rate Instruments (3)	81	50	31	—	—
Capital and Operating Lease Obligations (1)	88	23	30	17	18
Programming Minimum Commitments (4)	1,579	318	719	542	—
Other (5)	272	62	97	46	67

Total	$31,920	$1,937	$5,142	$9,835	$15,006

(1)	The table presents maturities of long-term debt outstanding as of December 31, 2004 and does not reflect the effects of the pending redemption of the CC V Holdings, LLC notes. Refer to Notes 9 and 23 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

(2)	Interest payments on variable debt are estimated using amounts outstanding at December 31, 2004 and the average implied forward London Interbank Offering Rate (LIBOR) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2004. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(3)	Represents amounts we will be required to pay under our interest rate hedge agreements estimated using the average implied forward LIBOR applicable rates for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2004.

(4)	We pay programming fees under multi-year contracts ranging from three to six years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statement of operations were $1.3 billion, $1.2 billion and $1.2 billion for the years ended December 31, 2004, 2003 and 2002, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(5)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to our billing services vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below. However, we incur these costs as part of our operations:

•	We also rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2004, 2003 and 2002, was $43 million, $40 million and $41 million, respectively.

•	We pay franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. We also pay other franchise related costs, such as public education grants under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $164 million, $162 million and $160 million for the years ended December 31, 2004, 2003 and 2002, respectively.

•	We also have $166 million in letters of credit, primarily to our various worker’s compensation, property casualty and general liability carriers as collateral for reimbursement of claims. These letters of credit reduce the amount we may borrow under our credit facilities.

Historical Operating, Financing and Investing Activities

We held $650 million in cash and cash equivalents as of December 31, 2004 compared to $127 million as of December 31, 2003. The increase in cash and cash equivalents reflects the proceeds of the sale of the CCO Holdings notes in December 2004. Approximately $622 million was used to repay outstanding borrowings under the Charter Operating revolving credit facility through a series of transactions executed in February 2005.

Operating Activities. Net cash provided by operating activities decreased $293 million, or 38%, from $765 million for the year ended December 31, 2003 to $472 million for the year ended December 31, 2004. For the year ended December 31, 2004, net cash provided by operating activities decreased primarily as a result of changes in operating assets and liabilities that provided $83 million less cash during the year ended December 31, 2004 than the corresponding period in 2003 and an increase in cash interest expense of $203 million over the corresponding prior period. The change in operating assets and liabilities is primarily the result of the benefit in the year ended December 31, 2003 from collection of receivables from programmers related to network launches, while accounts receivable remained essentially flat in the year ended December 31, 2004.

Net cash provided by operating activities for the years ended December 31, 2003 and 2002 was $765 million and $748 million, respectively. Operating activities provided $17 million more cash in 2003 than in 2002 primarily due to an increase in revenue over cash costs year over year partially offset by changes in operating assets and liabilities that provided $82 million less cash in 2003 than in 2002.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2004 and 2003 was $243 million and $817 million, respectively. Investing activities used $574 million less cash during the year ended December 31, 2004 than the corresponding period in 2003 primarily as a result of cash provided by proceeds from the sale of certain cable systems to Atlantic Broadband Finance, LLC offset by increased cash used for capital expenditures.

Net cash used in investing activities for the years ended December 31, 2003 and 2002 was $817 million and $2.4 billion, respectively. Investing activities used $1.5 billion less cash in 2003 than in 2002 primarily as a result of reductions in capital expenditures and acquisitions. Purchases of property, plant and equipment used $1.3 billion less cash in 2003 than in 2002 as a result of reduced rebuild and upgrade activities and our efforts to reduce capital expenditures. Payments for acquisitions used $139 million less cash in 2003 than in 2002.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2004 was $294 million and the net cash used in financing activities for the year ended December 31, 2003 was $142 million. The increase in cash provided during the year ended December 31, 2004, as compared to the corresponding period in 2003, was primarily the result of an increase in borrowings of long-term debt and proceeds from issuance of debt reduced by repayments of long-term debt.

Net cash used in financing activities was $142 million for the year ended December 31, 2003, whereas net cash provided by financing activities for the year ended December 31, 2002 was $1.9 billion. Financing activities provided $2.1 billion less cash in 2003 than in 2002. The decrease in cash provided in 2003 compared to 2002 was primarily due to a decrease in borrowings of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements. However, we experienced a significant decline in such requirements starting in 2003. This decline was primarily the result of a substantial reduction in rebuild costs as our network had been largely upgraded and rebuilt in prior years. Capital expenditures, excluding acquisitions of cable systems, were $924 million, $854 million and $2.2 billion for the years ended December 31, 2004, 2003 and 2002, respectively. The majority of the capital expenditures in 2004 and 2003 related to our customer premise equipment costs. The majority of the capital expenditures in 2002 related to our rebuild and upgrade program and purchases of customer premise equipment. See the table below for more details.

Upgrading our cable systems has enabled us to offer digital television, high-speed data services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the years ended December 31, 2004, 2003 and 2002, our liabilities related to capital expenditures decreased $43 million, $33 million and $55 million, respectively.

During 2005, we expect capital expenditures to increase to approximately $1 billion. The increase in capital expenditures for 2005 compared to 2004 is the result of expected increases in telephony services and deployment of advanced digital boxes. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment and for scalable infrastructure costs. We expect to fund capital expenditures for 2005 primarily from cash flows from operating activities and borrowings under our credit facilities.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2004, 2003 and 2002 (dollars in millions):

	For the years ended December 31,
	2004	2003	2002
Customer premise equipment (a)	$451	$380	$748
Scalable infrastructure (b)	108	67	261
Line extensions (c)	131	131	101
Upgrade/Rebuild (d)	49	132	777
Support capital (e)	185	144	280

Total capital expenditures (f)	$924	$854	$2,167

(a)	Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes customer installation costs in accordance with SFAS 51 and customer premise equipment (e.g., set-top terminals and cable modems, etc.).

(b)	Scalable infrastructure includes costs, not related to customer premise equipment or our network, to secure growth of new customers, revenue units and additional bandwidth revenues or provide service enhancements (e.g., headend equipment).

(c)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).

(d)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.

(e)	Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles).

(f)	Represents all capital expenditures made in 2004, 2003 and 2002, respectively.

Description of Our Outstanding Debt

As of December 31, 2004, our actual total debt was approximately $19.5 billion, as summarized below (dollars in millions):

	December 31, 2004
			Semi-Annual	Start Date for
	Face	Accreted	Interest Payment	Interest Payment	Maturity
	Value	Value(a)	Dates	on Discount Notes	Date(b)
Charter Communications, Inc.:
4.750% convertible senior notes due 2006(c)	$156	$156	12/1 & 6/1		6/1/06
5.875% convertible senior notes due 2009(c)	863	834	5/16 & 11/16		11/16/09
Charter Holdings:
8.250% senior notes due 2007	451	451	4/1 & 10/1		4/1/07
8.625% senior notes due 2009	1,244	1,243	4/1 & 10/1		4/1/09
9.920% senior discount notes due 2011	1,108	1,108	4/1 & 10/1	10/1/04	4/1/11
10.000% senior notes due 2009	640	640	4/1 & 10/1		4/1/09
10.250% senior notes due 2010	318	318	1/15 & 7/15		1/15/10
11.750% senior discount notes due 2010	450	448	1/15 & 7/15	7/15/05	1/15/10
10.750% senior notes due 2009	874	874	4/1 & 10/1		10/1/09
11.125% senior notes due 2011	500	500	1/15 & 7/15		1/15/11
13.500% senior discount notes due 2011	675	589	1/15 & 7/15	7/15/06	1/15/11
9.625% senior notes due 2009	640	638	5/15 & 11/15		11/15/09
10.000% senior notes due 2011	710	708	5/15 & 11/15		5/15/11
11.750% senior discount notes due 2011	939	803	5/15 & 11/15	11/15/06	5/15/11
12.125% senior discount notes due 2012	330	259	1/15 & 7/15	7/15/07	1/15/12
CCH II, LLC:
10.250% senior notes due 2010	1,601	1,601	3/15 & 9/15		9/15/10
CCO Holdings, LLC:
8 3/4% senior notes due 2013	500	500	5/15 & 11/15		11/15/13
Senior floating notes due 2010	550	550	3/15,6/15,		12/15/10
			9/15 & 12/15

Charter Operating:
8% senior second-lien notes due 2012	1,100	1,100	4/30 & 10/30		4/30/12
8 3/8% senior second-lien notes due 2014	400	400	4/30 & 10/30		4/30/14
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	114	116	4/15 & 10/15	10/15/03	4/15/08
CC V Holdings, LLC:
11.875% senior discount notes due 2008 (d)	113	113	6/1 & 12/1	6/1/04	12/1/08
Credit Facilities
Charter Operating	5,515	5,515

	$19,791	$19,464

(a)	The accreted value presented above represents the face value of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

(b)	In general, the obligors have the right to redeem all of the notes set forth in the above table (except with respect to the 5.875% convertible senior notes due 2009 and the Charter Holdings notes with terms of eight years) in whole or part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest. The 5.875% convertible senior notes are redeemable if the closing price of our Class A common stock exceeds the conversion price by certain percentages as described below. For additional information, see Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(c)	The 4.75% convertible senior notes and the 5.875% convertible senior notes are convertible at the option of the holders into shares of Class A common stock at a conversion rate, subject to certain adjustments, of 38.0952 and 413.2231 shares, respectively, per $1,000 principal amount of notes, which is equivalent to a price of $26.25 and $2.42 per share, respectively. Certain anti-dilutive provisions cause adjustments to occur automatically upon the occurrence of specified events. Additionally, the conversion ratio may be adjusted by us when deemed appropriate.

(d)	The Charter Operating credit facilities require us to redeem the CC V Holdings notes within 45 days after the first date that the Charter Holdings leverage ratio is less than 8.75 to 1.0. In satisfaction of this requirement. CC V Holdings, LLC has called for redemption all of its outstanding notes, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption, which is anticipated to be March 14, 2005. We are not required to redeem any of the other notes listed above prior to their stated maturity dates.

As of December 31, 2004 and 2003, our long-term debt totaled approximately $19.5 billion and $18.6 billion, respectively. This debt was comprised of approximately $5.5 billion and $7.2 billion of credit facility debt, $13.3 billion and $11.2 billion principal amount of high-yield notes and $1.0 billion and $774 million principal amount of convertible senior notes at December 31, 2004 and 2003, respectively.

As of December 31, 2004 and 2003, the weighted average interest rate on the credit facility debt was approximately 6.8% and 5.4%, the weighted average interest rate on our high-yield notes was approximately 9.2% and 10.3%, and the weighted average interest rate on the convertible senior notes was approximately 5.7% and 5.5%, respectively, resulting in a blended weighted average interest rate of 8.8% and 8.2%, respectively. The interest rate on approximately 83% and 80% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of December 31, 2004 and 2003, respectively. The fair value of our high-yield notes was $12.2 billion and $9.9 billion at December 31, 2004 and 2003, respectively. The fair value of our convertible senior notes was $1.1 billion and $732 million at December 31, 2004 and 2003, respectively. The fair value of our credit facilities is $5.5 billion and $6.9 billion at December 31, 2004 and 2003, respectively. The fair value of high-yield and convertible notes is based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

Charter Operating Credit Facilities — General

The Charter Operating credit facilities were amended and restated concurrently with the sale of $1.5 billion senior second-lien notes in April 2004, among other things, to defer maturities and increase availability under these facilities and to enable Charter Operating to acquire the interests of the lenders under the CC VI Operating, CC VIII Operating and Falcon credit facilities, thereby consolidating all credit facilities under one amended and restated Charter Operating credit agreement.

The Charter Operating credit facilities:

•	provide borrowing availability of up to $6.5 billion; and

•	provide for two term facilities:

(i)	a Term A facility with a total principal amount of $2.0 billion, of which 12.5% matures in 2007, 30% matures in 2008, 37.5% matures in 2009 and 20% matures in 2010; and

(ii)	a Term B facility with a total principal amount of $3.0 billion, which shall be repayable in 27 equal quarterly installments aggregating in each loan year to 1% of the original amount of the Term B facility, with the remaining balance due at final maturity in 2011; and

•	provide for a revolving credit facility, in a total amount of $1.5 billion, with a maturity date in 2010.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate, as defined, plus a margin for Eurodollar loans of up to 3.00% for the Term A facility and revolving credit facility, and up to 3.25% for the Term B facility, and for base rate loans of up to 2.00% for the Term A facility and revolving credit facility, and up to 2.25% for the Term B facility. A quarterly commitment fee of up to .75% is payable on the average daily unborrowed balance of the revolving credit facilities.

The obligations of our subsidiaries under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operatings’ immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries, primarily Renaissance and CCV Holdings and their subsidiaries”). The Obligations are also secured by (i) a lien on all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) by a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities. Upon the Charter Holdings Leverage Ratio (as defined in the indenture governing the Charter Holdings senior notes and senior discount notes) being under 8.75 to 1.0, the Charter Operating credit facilities require that the 11.875% notes due 2008 issued by CC V Holdings, LLC be redeemed. Because such Leverage Ratio was determined to be under 8.75 to 1.0 in February 2005, CC V Holdings, LLC has called for redemption of such notes with an anticipated redemption date of March 14, 2005. Following such redemption and provided the Leverage Ratio of Charter Holdings remains under 8.75 to 1.0, CC V Holdings, LLC and its subsidiaries (other than non-guarantor subsidiaries) will guarantee the Obligations and grant a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

Charter Operating Credit Facilities — Restrictive Covenants

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage, debt service coverage, and interest coverage, tested as of the end of each quarter. The maximum allowable leverage ratio is 4.25 to 1.0 until maturity, tested as of the end of each quarter beginning September 30, 2004. Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including when significant amounts of assets are sold and the proceeds are not reinvested in assets useful in the business of the borrower within a specified period, and upon the incurrence of certain indebtedness when the ratio of senior first lien debt to operating cash flow is greater than 2.0 to 1.0.

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter Operating senior second-lien notes, the CCH II senior notes, the CCO Holdings senior notes, the Charter convertible senior notes and the Charter Holdings senior notes, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities. Conditions to future borrowings include absence of a default or an event of default under the Charter Operating credit facilities and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2003 of any event, development or circumstance that has had or could reasonably be expected to have a material adverse effect on our business.

The events of default under the Charter Operating credit facilities include, among other things:

(i)	the failure to make payments when due or within the applicable grace period,

(ii)	the failure to comply with specified covenants, including but not limited to a covenant to deliver audited financial statements with an unqualified opinion from our independent auditors,

(iii)	the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating or Charter Operating’s subsidiaries in amounts in excess of $50 million in aggregate principal amount,

(iv)	the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,

(v)	Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the “Paul Allen Group”) ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating,

(vi)	the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating,

(vii)	certain of Charter Operating’s indirect or direct parent companies having indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to the final maturity of such indebtedness, and

(viii)	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

Outstanding Notes

Charter Communications, Inc. Notes

4.75% Charter Convertible Notes due 2006

In May 2001, Charter issued 4.75% convertible senior notes with a total principal amount at maturity of $633 million. As of December 31, 2004, there was $156 million in total principal amount of these notes outstanding. The 4.75% convertible notes rank equally with any of our future unsubordinated and unsecured indebtedness, but are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

The 4.75% convertible notes are convertible at the option of the holder into shares of Class A common stock at a conversion rate of 38.0952 shares per $1,000 principal amount of notes, which is equivalent to a price of $26.25 per share, subject to certain adjustments. Specifically, the adjustments include anti-dilutive provisions, which automatically occur based on the occurrence of specified events to provide protection rights to holders of the notes. Additionally, Charter may adjust the conversion ratio under certain circumstances when deemed appropriate. These notes are redeemable at our option at amounts decreasing from 101.9% to 100% of the principal amount, plus accrued and unpaid interest beginning on June 4, 2004, to the date of redemption. Interest is payable semiannually on December 1 and June 1, beginning December 1, 2001, until maturity on June 1, 2006.

Upon a change of control, subject to certain conditions and restrictions, Charter may be required to repurchase the notes, in whole or in part, at 100% of their principal amount plus accrued interest at the repurchase date.

Charter 5.875% Convertible Senior Notes due 2009

In November 2004, Charter issued 5.875% convertible senior notes due 2009 with a total original principal amount of $862.5 million. The 5.875% convertible senior notes are unsecured (except with respect to the collateral as described below) and rank equally with our existing and future unsubordinated and unsecured indebtedness (except with respect to the collateral described below), but are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries. Interest is payable semi-annually in arrears.

The 5.875% convertible senior notes are convertible at any time at the option of the holder into shares of Class A common stock at an initial conversion rate of 413.2231 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $2.42 per share, subject to certain adjustments. Specifically, the adjustments include anti-dilutive provisions, which cause adjustments to occur automatically based on the occurrence of specified events to provide protection rights to holders of the notes. The conversion rate may also be increased (but not to exceed 462 shares per $1,000 principal amount of notes) upon a specified change of control transaction. Additionally, Charter may elect to increase the conversion rate under certain circumstances when deemed appropriate and subject to applicable limitations of the NASDAQ stock market. Holders who convert their notes prior to November 16, 2007 will receive an early conversion make whole amount in respect of their notes based on a proportional share of the portfolio of pledged securities described below, with specified adjustments.

No holder of notes will be entitled to receive shares of our Class A common stock on conversion to the extent that receipt of the shares would cause the converting holder to become, directly or indirectly, a “beneficial holder’’ (within the meaning of Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of more than 4.9% of the outstanding shares of our Class A common stock if such conversion would take place prior to November 16, 2008, or more than 9.9% thereafter.

If a holder tenders a note for conversion, we may direct that holder (unless we have called those notes for redemption) to a financial institution designated by us to conduct a transaction with that institution, on substantially the same terms that the holder would have received on conversion. But if any such financial institution does not accept such notes or does not deliver the required conversion consideration, we remain obligated to convert the notes.

Charter Holdco used a portion of the proceeds from the sale of the notes to purchase a portfolio of U.S. government securities in an amount which we believe will be sufficient to make the first six interest payments on the notes. These government securities were pledged to us as security for a mirror note issued by Charter Holdco to Charter and pledged to the trustee under the indenture governing the notes as security for our obligations thereunder. We expect to use such securities to fund the first six interest payments under the notes. The pledged securities totaled $144 million at December 31, 2004. Any holder that converts its notes prior to the third anniversary of the issue date will be entitled to receive, in addition to the requisite number of shares upon conversion, an interest make whole payment equal to the cash proceeds from the sale by the trustee of that portion of the remaining pledged U.S. government securities which secure interest payments on the notes so converted, subject to certain limitations with respect to notes that have not been sold pursuant to an effective registration statement under the Securities Act of 1933.

Upon a change of control and certain other fundamental changes, subject to certain conditions and restrictions, Charter may be required to repurchase the notes, in whole or in part, at 100% of their principal amount plus accrued interest at the repurchase date.

We have filed a shelf registration statement for resale of the notes and shares issuable on conversion of the notes by the holders, and we are required to use our reasonable best efforts to cause that registration statement to be declared effective on or before April 21, 2005. We have also filed a registration statement for use by Citigroup Global Markets Inc. to sell up to 150 million shares of our Class A common stock that we will loan to an affiliate of Citigroup Global Markets, Inc. pursuant to a share lending agreement, and we are obligated to use our reasonable best efforts to have such registration statement declared effective on or before April 1, 2005. In the event we fail to meet our obligations with respect to registration statements becoming effective on or prior to the date specified, liquidated damages will accrue in respect of the notes. Charter may elect to accrete the principal amount of the notes in lieu of paying cash for any liquidated damages that accrue, and may also elect to defer any interest accruing for any accreted portion exceeding the original principal amount of the notes. We will pay no interest on any such deferred interest.

Following the earlier of the sale of the notes pursuant to an effective registration statement or the date two years following the issue date, we may redeem the notes in whole or in part for cash at any time at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest, deferred interest and liquidated damages, if any, but only if for any 20 trading days in any 30 consecutive trading day period the closing price has exceeded 180% of the conversion price, if such 30 trading day period begins prior to November 16, 2007 or 150% of the conversion price, if such 30 trading period begins thereafter. Holders who convert notes that we have called for redemption shall receive, in addition to the early conversion make whole amount, if applicable, the present value of the interest on the notes converted that would have been payable for the period from the later of November 17, 2007 and the redemption date through the scheduled maturity date for the notes, plus any accrued deferred interest.

Charter Communications Holdings, LLC Notes

March 1999 Charter Holdings Notes

The March 1999 Charter Holdings notes were issued under three separate indentures, each dated as of March 17, 1999, among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee. Charter Holdings and Charter Capital exchanged these notes for new notes with substantially similar terms, except that the new notes are registered under the Securities Act.

The March 1999 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. Cash interest on the March 1999 9.920% Charter Holdings notes began to accrue on April 1, 2004.

The March 1999 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

Charter Holdings and Charter Capital will not have the right to redeem the March 1999 8.250% Charter Holdings notes prior to their maturity on April 1, 2007. On or after April 1, 2004, Charter Holdings and Charter Capital may redeem some or all of the March 1999 8.625% Charter Holdings notes and the March 1999 9.920% Charter Holdings notes at any time, in each case, at a premium. The optional redemption price declines to 100% of the principal amount of March 1999 Charter Holdings notes redeemed, plus accrued and unpaid interest, if any, for redemption on or after April 1, 2007.

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding March 1999 Charter Holdings notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

The indentures governing the March 1999 Charter Holdings notes contain restrictive covenants that limit certain transactions or activities by Charter Holdings and its restricted subsidiaries. See “— Summary of Restrictive Covenants under Charter Holdings High-Yield Notes.” Substantially all of Charter Holdings’ direct and indirect subsidiaries are currently restricted subsidiaries.

January 2000 Charter Holdings Notes

The January 2000 Charter Holdings notes were issued under three separate indentures, each dated as of January 12, 2000, among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee. In June 2000, Charter Holdings and Charter Capital exchanged these notes for new notes with substantially similar terms, except that the new notes are registered under the Securities Act.

The January 2000 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. Cash interest on the January 2000 11.75% Charter Holdings notes began to accrue on January 15, 2005.

The January 2000 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

Charter Holdings and Charter Capital will not have the right to redeem the January 2000 10.00% Charter Holdings notes prior to their maturity on April 1, 2009. Charter Holdings and Charter Capital may redeem some or all of the January 2000 10.25% Charter Holdings notes and the January 2000 11.75% Charter Holdings notes at any time, in each case, at a premium. The optional redemption price declines to 100% of the principal amount of the January 2000 Charter Holdings notes redeemed, plus accrued and unpaid interest, if any, for redemption on or after January 15, 2008.

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding January 2000 Charter Holdings notes at 101% of their total principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

The indentures governing the January 2000 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999 Charter Holdings notes. See “— Summary of Restrictive Covenants under Charter Holdings High-Yield Notes.”

January 2001 Charter Holdings Notes

The January 2001 Charter Holdings notes were issued under three separate indentures, each dated as of January 10, 2001, each among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee. In March 2001, Charter Holdings and Charter Capital exchanged these notes for new notes, with substantially similar terms, except that the new notes are registered under the Securities Act.

The January 2001 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. Cash interest on the January 2001 13.500% Charter Holdings notes will not accrue prior to January 15, 2006.

The January 2001 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, the Renaissance notes, the CCV Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

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

The indentures governing the January 2001 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999 and January 2000 Charter Holdings notes. See “— Summary of Restrictive Covenants under Charter Holdings High-Yield Notes.”

May 2001 Charter Holdings Notes

The May 2001 Charter Holdings notes were issued under three separate indentures, each among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee. In September 2001, Charter Holdings and Charter Capital exchanged substantially all of these notes for new notes with substantially similar terms, except that the new notes are registered under the Securities Act.

The May 2001 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. Cash interest on the May 2001 11.750% Charter Holdings notes will not accrue prior to May 15, 2006.

The May 2001 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

Charter Holdings and Charter Capital will not have the right to redeem the May 2001 9.625% Charter Holdings notes prior to their maturity on November 15, 2009. On or after May 15, 2006, Charter Holdings and Charter Capital may redeem some or all of the May 2001 10.000% Charter Holdings notes and the May 2001 11.750% Charter Holdings notes at any time, in each case, at a premium. The optional redemption price declines to 100% of the principal amount of the May 2001 Charter Holdings notes redeemed, plus accrued and unpaid interest, if any, for redemption on or after May 15, 2009.

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding May 2001 Charter Holdings notes at 101% of their total principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

The indentures governing the May 2001 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999, January 2000 and January 2001 Charter Holdings notes. See “— Summary of Restrictive Covenants under Charter Holdings High-Yield Notes.”

January 2002 Charter Holdings Notes

The January 2002 Charter Holdings notes were issued under three separate indentures, each among Charter Holdings and Charter Capital, as the issuers, and BNY Midwest Trust Company, as trustee, two of which were supplements to the indentures for the May 2001 Charter Holdings notes. In July 2002, Charter Holdings and Charter Capital exchanged substantially all of these notes for new notes, with substantially similar terms, except that the new notes are registered under the Securities Act.

The January 2002 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. Cash interest on the January 2002 12.125% Charter Holdings notes will not accrue prior to January 15, 2007.

The January 2002 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with the current and future unsecured and unsubordinated debt of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

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

The indentures governing the January 2002 Charter Holdings notes contain substantially identical events of default, affirmative covenants and negative covenants as those contained in the indentures governing the March 1999, January 2000, January 2001 and May 2001 Charter Holdings notes. See “— Summary of Restrictive Covenants under Charter Holdings High-Yield Notes.”

Summary of Restrictive Covenants under Charter Holdings High-Yield Notes.

The limitations on incurrence of debt and issuance of preferred stock contained in Charter Holdings’ indentures permit Charter Holdings and its subsidiaries to incur additional debt or issue preferred stock, so long as there is no default under the Charter Holdings indentures. These limitations restrict the incurrence of debt unless, after giving effect to the incurrence, the Charter Holdings Leverage Ratio would be below 8.75 to 1.0. In addition, regardless of whether the leverage ratio could be met, so long as no default exists or would result from the incurrence or issuance, Charter Holdings and its restricted subsidiaries are permitted to issue:

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

Indebtedness under a single facility or agreement may be incurred in part under one of the categories listed above and in part under another. Accordingly, indebtedness under our credit facilities is incurred under a combination of the categories of permitted indebtedness listed above.

The restricted subsidiaries of Charter Holdings are generally not permitted to issue debt securities contractually subordinated to other debt of the issuing subsidiary or preferred stock, in either case in any public or Rule 144A offering.

The Charter Holdings indentures permit Charter Holdings and its restricted subsidiaries to incur debt under one category, and later reclassify that debt into another category. The Charter Operating credit facilities generally impose more restrictive limitations on incurring new debt than Charter Holdings’ indentures, so our subsidiaries that are subject to the Charter Operating credit agreements may not be permitted to utilize the full debt incurrence that would otherwise be available under the Charter Holdings indenture covenants.

Generally, under Charter Holdings’ high-yield indentures:

•	Charter Holdings and its restricted subsidiaries are generally permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if, after giving effect to the transaction, the Charter Holdings Leverage Ratio would be below 8.75 to 1.0 and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments in a total amount of up to 100% of Charter Holding’s consolidated EBITDA, as defined, minus 1.2 times its consolidated interest expense, plus 100% of new cash and non-cash equity proceeds received by Charter Holdings and not allocated to the debt incurrence covenant or to permitted investments, all cumulatively from March 1999, the date of the first Charter Holdings indenture, plus $100 million.

In addition, Charter Holdings may make distributions or restricted payments, so long as no default exists or would be caused by transactions:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year,

•	regardless of the existence of any default, to pay pass-through tax liabilities in respect of ownership of equity interests in Charter Holdings or its restricted subsidiaries, or

•	to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

Charter Holdings and its restricted subsidiaries may not make investments except permitted investments if there is a default under the indentures or if, after giving effect to the transaction, the Charter Holdings Leverage Ratio would be below 8.75 to 1.0.

Permitted investments include:

•	investments by Charter Holdings in restricted subsidiaries or by restricted subsidiaries in Charter Holdings,

•	investments in productive assets (including through equity investments) aggregating up to $150 million since March 1999,

•	investments aggregating up to 100% of new cash equity proceeds received by Charter Holdings since March 1999 and not allocated to the debt incurrence or restricted payments covenant, and

•	other investments up to $50 million since March 1999.

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

Charter Holdings and Charter Capital, its co-issuer, are generally not permitted to sell all or substantially all of their assets or merge with or into other companies unless their leverage ratio after any such transaction would be no greater than their leverage ratio immediately prior to the transaction, or unless Charter Holdings Leverage Ratio would be below 8.75 to 1.0, no default exists, and the surviving entity is a U.S. entity that assumes the Charter Holdings notes.

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

CCH II, LLC Notes

In September 2003, CCH II and CCH II Capital Corp. jointly issued approximately $1.6 billion total principal amount of 10.25% senior notes due 2010. The CCH II notes are general unsecured obligations of CCH II and CCH II Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCH II and CCH II Capital Corp. The CCH II notes are structurally subordinated to all obligations of subsidiaries of CCH II, including the CCO Holdings notes, the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

Interest on the CCH II notes accrues at 10.25% per annum and is payable semi-annually in arrears on each March 15 and September 15, commencing on March 15, 2004.

At any time prior to September 15, 2006, the issuers of the CCH II notes may redeem up to 35% of the total principal amount of the CCH II notes on a pro rata basis at a redemption price equal to 110.25% of the principal amount of CCH II notes redeemed, plus any accrued and unpaid interest.

On or after September 15, 2008, the issuers of the CCH II notes may redeem all or a part of the notes at a redemption price that declines ratably from the initial redemption price of 105.125% to a redemption price on or after September 15, 2009 of 100% of the principal amount of the CCH II notes redeemed, plus, in each case, any accrued and unpaid interest.

In the event of specified change of control events, CCH II must offer to purchase the outstanding CCH II notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

The indenture governing the CCH II notes contains restrictive covenants that limit certain transactions or activities by CCH II and its restricted subsidiaries, including the covenants summarized below. Substantially all of CCH II’s direct and indirect subsidiaries are currently restricted subsidiaries.

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

The CCH II indenture permits CCH II and its restricted subsidiaries to incur debt under one category, and later reclassify that debt into another category. Our and our subsidiaries’ credit agreements generally impose more restrictive limitations on incurring new debt than the CCH II indenture, so we and our subsidiaries that are subject to credit agreements are not permitted to utilize the full debt incurrence that would otherwise be available under the CCH II indenture covenants.

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

CCO Holdings, LLC Notes

8 3/4% Senior Notes due 2013

In November 2003, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million total principal amount of 8 3/4% senior notes due 2013. The CCO Holdings notes are general unsecured obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of CCO Holdings’ subsidiaries, including the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

Interest on the CCO Holdings senior notes accrues at 8 3/4% per year and is payable semi-annually in arrears on each May 15 and November 15.

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

Senior Floating Rate Notes Due 2010

In December 2004, CCO Holdings and CCO Holdings Capital Corp. jointly issued $550 million total principal amount of senior floating rate notes due 2010.

Interest on the CCO Holdings senior floating rate notes accrues at the LIBOR rate plus 4.125% annually, from December 15, 2004 or, if interest already has been paid, from the date it was most recently paid. Interest is reset and payable quarterly in arrears on each March 15, June 15, September 15 and December 15, commencing on March 15, 2005.

At any time prior to December 15, 2006, the issuers of the senior floating rate notes may redeem up to 35% of the notes in an amount not to exceed the amount of proceeds of one or more public equity offerings at a redemption price equal to 100% of the principal amount, plus a premium equal to the interest rate per annum applicable to the notes on the date notice of redemption is given, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 65% of the original aggregate principal amount of the notes issued remains outstanding after the redemption.

The issuers of the senior floating rate notes may redeem the notes in whole or in part at the issuers’ option from December 15, 2006 until December 14, 2007 for 102% of the principal amount, from December 15, 2007 until December 14, 2008 for 101% of the principal amount and from and after December 15, 2008, at par, in each case, plus accrued and unpaid interest.

Additional terms of the CCO Holdings Senior Notes and Senior Floating Rate Notes

The CCO Holdings notes are general unsecured obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Renaissance notes, the CC V Holdings notes, the Charter Operating notes and the Charter Operating credit facilities.

In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings senior notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

The indenture governing the CCO Holdings senior notes contains restrictive covenants that limit certain transactions or activities by CCO Holdings and its restricted subsidiaries, including the covenants summarized below. Substantially all of CCO Holdings’ direct and indirect subsidiaries are currently restricted subsidiaries.

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

The CCO Holdings indenture permits CCO Holdings and its restricted subsidiaries to incur debt under one category, and later reclassify that debt into another category. The Charter Operating credit facilities generally impose more restrictive limitations on incurring new debt than CCO Holdings’ indenture, so our subsidiaries that are subject to credit facilities are not permitted to utilize the full debt incurrence that would otherwise be available under the CCO Holdings indenture covenants.

Generally, under CCO Holdings’ indenture:

•	CCO Holdings and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if CCO Holdings can incur $1.00 of new debt under the leverage ratio test, which requires that CCO Holdings meet a 4.5 to 1.0 leverage ratio after giving effect to the transaction, and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments in a total amount of up to 100% of CCO Holdings’ consolidated EBITDA, as defined, minus 1.3 times its consolidated interest expense, plus 100% of new cash and appraised non-cash equity proceeds received by CCO Holdings and not allocated to the debt incurrence covenant, all cumulatively from the fiscal quarter commenced October 1, 2003, plus $100 million.

In addition, CCO Holdings may make distributions or restricted payments, so long as no default exists or would be caused by the transaction:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year;

•	to pay, regardless of the existence of any default, pass-through tax liabilities in respect of ownership of equity interests in Charter Holdings or its restricted subsidiaries;

•	to pay, regardless of the existence of any default, interest when due on Charter Holdings notes and our notes;

•	to pay, so long as there is no default, interest on the Charter convertible notes;

•	to purchase, redeem or refinance Charter Holdings notes, CCH II notes, Charter notes, and other direct or indirect parent company notes, so long as CCO Holdings could incur $1.00 of indebtedness under the 4.5 to 1.0 leverage ratio test referred to above and there is no default; or

•	to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

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

CCO Holdings’ restricted subsidiaries may generally not enter into restrictions on their ability to make dividends or distributions or transfer assets to CCO Holdings on terms that are materially more restrictive than those governing their debt, lien, asset sale, lease and similar agreements existing when they entered into the indentures, unless those restrictions are on customary terms that will not materially impair CCO Holdings’ ability to repay its notes.

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

Charter Communications Operating, LLC Notes

On April 27, 2004, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.1 billion of 8% senior second-lien notes due 2012 and $400 million of 8 3/8% senior second-lien notes due 2014, for total gross proceeds of $1.5 billion.

The Charter Operating notes were sold in a private transaction that was not subject to the registration requirements of the Securities Act of 1933. The Charter Operating notes are not expected to have the benefit of any exchange or other registration rights, except in specified limited circumstances.

On the issue date of the Charter Operating notes, because of restrictions contained in the Charter Holdings indentures, there were no Charter Operating note guarantees, even though Charter Operating’s immediate parent, CCO Holdings, and certain of our subsidiaries were obligors and/or guarantors under the Charter Operating credit facilities. Upon the occurrence of the guarantee and pledge date (generally, the fifth business day after the Charter Holdings leverage ratio is certified to be below 8.75 to 1.0), CCO Holdings and those subsidiaries of Charter Operating that are then guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations will be required to guarantee the Charter Operating notes. The note guarantee of each such guarantor will be:

•	a senior obligation of such guarantor;

•	structurally senior to the outstanding senior notes of CCO Holdings and CCO Holdings Capital Corp. (except in the case of CCO Holdings’ note guarantee, which is structurally pari passu with such senior notes), the outstanding senior notes of CCH II and CCH II Capital Corp., the outstanding senior notes and senior discount notes of Charter Holdings and the outstanding convertible senior notes of Charter (but subject to provisions in the Charter Operating indenture that permit interest and, subject to meeting the 4.25 to 1.0 leverage ratio test, principal payments to be made thereon); and

•	senior in right of payment to any future subordinated indebtedness of such guarantor.

As a result of the above leverage ratio test being met, CCO Holdings and certain of its subsidiaries provided the additional guarantees described above during the first quarter of 2005.

All the subsidiaries of Charter Operating (except CCO NR Sub, LLC, and certain other subsidiaries that are not deemed material and are designated as nonrecourse subsidiaries under the Charter Operating credit facilities) are restricted subsidiaries of Charter Operating under the Charter Operating notes. Unrestricted subsidiaries generally will not be subject to the restrictive covenants in the Charter Operating indenture.

In the event of specified change of control events, Charter Operating must offer to purchase the Charter Operating notes at a purchase price equal to 101% of the total principal amount of the Charter Operating notes repurchased plus any accrued and unpaid interest thereon.

The limitations on incurrence of debt contained in the indenture governing the Charter Operating notes permit Charter Operating and its restricted subsidiaries that are guarantors of the Charter Operating notes to incur additional debt or issue shares of preferred stock if, after giving pro forma effect to the incurrence, Charter Operating could meet a leverage ratio test (ratio of consolidated debt to four times EBITDA, as defined, from the most recent fiscal quarter for which internal financial reports are available) of 4.25 to 1.0.

In addition, regardless of whether the leverage ratio test could be met, so long as no default exists or would result from the incurrence or issuance, Charter Operating and its restricted subsidiaries are permitted to incur or issue:

•	up to $6.5 billion of debt under credit facilities (but such incurrence is permitted only by Charter Operating and its restricted subsidiaries that are guarantors of the Charter Operating notes, so long as there are such guarantors), including debt under credit facilities outstanding on the issue date of the Charter Operating notes;

•	up to $75 million of debt incurred to finance the purchase or capital lease of assets;

•	up to $300 million of additional debt for any purpose; and

•	other items of indebtedness for specific purposes such as refinancing of existing debt and interest rate swaps to provide protection against fluctuation in interest rates and, subject to meeting the leverage ratio test, debt existing at the time of acquisition of a restricted subsidiary.

The Charter Operating indenture provides that Charter Operating will not pay, or permit its subsidiaries to pay, any interest or principal on $361 million of intercompany loans received by it and its subsidiaries in November 2003 from CCO Holdings, all of which shall become a common equity capital contribution to Charter Operating on the guarantee and pledge date.

The indenture governing the Charter Operating notes permits Charter Operating to incur debt under one of the categories above, and later reclassify the debt into a different category. The Charter Operating credit facilities generally impose more restrictive limitations on incurring new debt than the Charter Operating indenture, so our subsidiaries that are subject to the Charter Operating credit facilities are not permitted to utilize the full debt incurrence that would otherwise be available under the Charter Operating indenture covenants.

Generally, under Charter Operating’s indenture Charter Operating and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if Charter Operating could incur $1.00 of new debt under the leverage ratio test, which requires that Charter Operating meet a 4.25 to 1.0 leverage ratio after giving effect to the transaction, and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments are permitted in a total amount of up to 100% of Charter Operating’s consolidated EBITDA, as defined, minus 1.3 times its consolidated interest expense, plus 100% of new cash and appraised non-cash equity proceeds received by Charter Operating and not allocated to the debt incurrence covenant, all cumulatively from the fiscal quarter commenced April 1, 2004, plus $100 million.

In addition, Charter Operating may make distributions or restricted payments, so long as no default exists or would be caused by the transaction:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year;

•	regardless of the existence of any default, to pay pass-through tax liabilities in respect of ownership of equity interests in Charter Operating or its restricted subsidiaries;

•	to pay, regardless of the existence of any default, interest when due on the Charter Holdings notes, the CCO Holdings notes, and our notes;

•	to pay, so long as there is no default, interest on the Charter convertible notes;

•	to purchase, redeem or refinance the Charter Holdings notes, our notes, the CCO Holdings notes, the Charter notes, and other direct or indirect parent company notes, so long as Charter Operating could incur $1.00 of indebtedness under the 4.25 to 1.0 leverage ratio test referred to above and there is no default, or

•	to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

The indenture governing the Charter Operating notes restricts Charter Operating and its restricted subsidiaries from making investments, except specified permitted investments, or creating new unrestricted subsidiaries, if there is a default under the indenture or if Charter Operating could not incur $1.00 of new debt under the 4.25 to 1.0 leverage ratio test described above after giving effect to the transaction.

Permitted investments include:

•	investments by Charter Operating and its restricted subsidiaries in Charter Operating and in other restricted subsidiaries, or entities that become restricted subsidiaries as a result of the investment,

•	investments aggregating up to 100% of new cash equity proceeds received by Charter Operating since April 27, 2004 to the extent the proceeds have not been allocated to the restricted payments covenant described above,

•	other investments up to $750 million outstanding at any time, and

•	certain specified additional investments, such as investments in customers and suppliers in the ordinary course of business and investments received in connection with permitted asset sales.

Charter Operating and its restricted subsidiaries are not permitted to grant liens senior to the liens securing the Charter Operating notes, other than permitted liens, on their assets to secure indebtedness or other obligations, if, after giving effect to such incurrence, the senior secured leverage ratio (generally, the ratio of obligations secured by first priority liens to four times EBITDA, as defined, from the most recent fiscal quarter for which internal financial reports are available) would exceed 3.75 to 1.0. Permitted liens include liens securing indebtedness and other obligations under permitted credit facilities, liens securing the purchase price of new assets, liens securing amounts up to $50 million, and liens incurred in the ordinary course of business.

Charter Operating and Charter Communications Operating Capital Corp., its co-issuer, are generally not permitted to sell all or substantially all of their assets or merge with or into other companies unless their leverage ratio after any such transaction would be no greater than their leverage ratio immediately prior to the transaction, or unless Charter Operating and its subsidiaries could incur $1.00 of new debt under the 4.25 to 1.0 leverage ratio test described above after giving effect to the transaction, no default exists, and the surviving entity is a U.S. entity that assumes the Charter Operating notes.

Charter Operating and its restricted subsidiaries generally may not otherwise sell assets or, in the case of restricted subsidiaries, issue equity interests, unless they receive consideration at least equal to the fair market value of the assets or equity interests, consisting of at least 75% in cash, assumption of liabilities, securities converted into cash within 60 days or productive assets. Charter Operating and its restricted subsidiaries are then required within 365 days after any asset sale either to commit to use the net cash proceeds over a specified threshold to acquire assets, including current assets, used or useful in their businesses or use the net cash proceeds to repay debt, or to offer to repurchase the Charter Operating notes with any remaining proceeds.

Charter Operating and its restricted subsidiaries may generally not engage in sale and leaseback transactions unless, at the time of the transaction, Charter Operating could have incurred secured indebtedness in an amount equal to the present value of the net rental payments to be made under the lease, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

Charter Operating’s restricted subsidiaries may generally not enter into restrictions on their ability to make dividends or distributions or transfer assets to Charter Operating on terms that are materially more restrictive than those governing their debt, lien, asset sale, lease and similar agreements existing when Charter Operating entered into the indenture governing the Charter Operating senior second-lien notes unless those restrictions are on customary terms that will not materially impair Charter Operating’s ability to repay the Charter Operating notes.

The restricted subsidiaries of Charter Operating are generally not permitted to guarantee or pledge assets to secure debt of Charter Operating, unless the guarantying subsidiary issues a guarantee of the notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

The indenture also restricts the ability of Charter Operating and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million without a determination by the board of directors that the transaction is on terms no less favorable than arms-length, or transactions with affiliates involving over $50 million without receiving an independent opinion as to the fairness of the transaction to the holders of the Charter Operating notes.

Charter Operating and its restricted subsidiaries are generally not permitted to transfer equity interests in restricted subsidiaries unless the transfer is of all of the equity interests in the restricted subsidiary or the restricted subsidiary remains a restricted subsidiary and net proceeds of the equity sale are applied in accordance with the asset sales covenant.

Until the guarantee and pledge date, the Charter Operating notes are secured by a second-priority lien on all of Charter Operating’s assets that secure the obligations of Charter Operating under the Charter Operating credit facility and specified related obligations. The collateral secures the obligations of Charter Operating with respect to the 8% senior second-lien notes due 2012 and the 8 3/8% senior second-lien notes due 2014 on a ratable basis. The collateral consists of substantially all of Charter Operating’s assets in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations), including, but not limited to:

•	all of the capital stock of all of Charter Operating’s direct subsidiaries, including, but not limited to, CCO NR Holdings, LLC; and

•	all intercompany obligations owing to Charter Operating including, but not limited to, intercompany notes from CC VI Operating, CC VIII Operating and Falcon, which notes are supported by the same guarantees and collateral that supported these subsidiaries’ credit facilities prior to the amendment and restatement of the Charter Operating credit facilities.

On and after the guarantee and pledge date, the collateral for the Charter Operating notes will consist of all of Charter Operating’s and its subsidiaries’ assets that secure the obligations of Charter Operating or any subsidiary of Charter Operating with respect to the Charter Operating credit facility and the related obligations or certain other indebtedness on such date. It is currently contemplated that, as of the guarantee and pledge date, such collateral will consist of the capital stock of Charter Operating held by CCO Holdings, all of the intercompany obligations owing to CCO Holdings by Charter Operating or any subsidiary of Charter Operating, and substantially all of Charter Operating’s and the guarantors’ assets (other than the assets of CCO Holdings) in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations), including, but not limited to:

•	with certain exceptions, all capital stock (limited in the case of capital stock of foreign subsidiaries, if any, to 66% of the capital stock of first tier foreign Subsidiaries) held by Charter Operating or any guarantor; and

•	with certain exceptions, all intercompany obligations owing to Charter Operating or any guarantor.

In addition, within a time frame specified under the Charter Operating credit facility (45 days after Charter Holdings satisfies the Leverage Condition, as defined), Charter Operating will be required to redeem, or cause to be redeemed, in full the notes outstanding under the CC V indenture. CC V Holdings, LLC has called for redemption all of its outstanding notes, which would satisfy this requirement. See “ — CC V Holdings, LLC Notes.” Within five business days after the redemption, and provided that such Leverage Condition remains satisfied, CC V Holdings, LLC and its subsidiaries will be required to guarantee the Charter Operating credit facility and the related obligations and to secure those guarantees with first-priority liens, and to guarantee the notes and to secure the Charter Operating senior second-lien notes with second-priority liens, on substantially all of their assets in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations). In addition, if Charter Operating or its subsidiaries exercise any option to redeem in full the notes outstanding under the Renaissance indenture, then, provided that the Leverage Condition remains satisfied, the Renaissance entities will be required to provide corresponding guarantees of the Charter Operating credit facilities and related obligations and note guarantees and to secure the Charter Operating notes and the Charter Operating credit facilities and related obligations with corresponding liens.

In the event that additional liens are granted by Charter Operating or its subsidiaries to secure obligations under the Charter Operating credit facilities or the related obligations, second-priority liens on the same assets will be granted to secure the Charter Operating notes, which liens will be subject to the provisions of an intercreditor agreement. Notwithstanding the foregoing sentence, no such second-priority liens need be provided if the time such liens would otherwise be granted is not during a guarantee and pledge availability period (when the Leverage Condition is satisfied), but such second-priority liens will be required to be provided in accordance with the foregoing sentence on or prior to the fifth business day of the commencement of the next succeeding guarantee and pledge availability period.

CC V Holdings, LLC Notes

On December 10, 1998, CC V Holdings, LLC, formerly known as Avalon Cable LLC, and CC V Holdings Finance, Inc. (formerly Avalon Cable Holdings Finance, Inc.) (collectively the “CC V Issuers”) jointly issued $196.0 million total principal amount at maturity of 11.875% senior discount notes due 2008. On July 22, 1999, the issuers exchanged $196.0 million of the original issued and outstanding CC V Holdings notes for substantially identical to the original CC V Holdings notes except that they are registered under the Securities Act.

The CC V Holdings notes are guaranteed by certain subsidiaries of CC V Holdings. The Charter Operating credit facilities require us to redeem the CC V Holdings notes within 45 days after the first date that the Charter Holdings leverage ratio is less than 8.75 to 1.0. In satisfaction of this requirement, CC V Holdings, LLC has called for redemption all of its outstanding notes, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption, which is expected to be March 14, 2005.

In the event of specified change of control events, holders of the CC V Holdings notes have the right to sell their CC V Holdings notes to the issuers of the CC V Holdings notes at 101% of the total principal amount of the CC V Holdings notes, plus accrued and unpaid interest, if any, to the date of purchase. Our acquisition of Avalon triggered this right. In January 2000, we completed change of control offers in which we repurchased $16.3 million total accreted value of the 11.875% notes at a purchase price of 101% of accreted value as of January 28, 2000.

On December 1, 2003, the issuers redeemed at par value an amount equal to $369.79 per $1,000 in principal amount at maturity of each senior discount note then outstanding. Based on the amount outstanding on December 1, 2003, the redemption amount was $67 million.

There were no current payments of cash interest on the CC V Holdings notes before December 1, 2003. The CC V Holdings notes accreted in value at a rate of 11.875% per year, compounded semi-annually, to a total principal amount of $180 million on December 1, 2003. At December 31, 2003, after principal repayments in the fourth quarter of 2004, the total principal amount outstanding was $113 million. Since December 1, 2003, cash interest on the Avalon notes:

•	accrues at the rate of 11.875% per year on the principal amount at maturity; and

•	is payable semi-annually in arrears on June 1 and December 1 of each year, commencing June 1, 2004.

The limitations on incurrence of debt contained in the indenture governing the CC V Holdings notes permit the CC V Issuers and their restricted subsidiaries to incur additional debt or issue shares of preferred stock, so long as we are not in default under the CC V Holdings indenture:

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

The indenture governing the CC V Holdings notes permits the CC V Issuers to incur debt under one of the categories above, and reclassify the debt into a different category.

Under the indenture governing the CC V Holdings notes, the CC V Issuers and their restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, make restricted investments, or make other specified restricted payments only if CC V Holdings could, after giving effect thereto, incur $1.00 of additional debt under the leverage ratio test, which would require that the CC V Issuers meet the 6.5 to 1.0 leverage ratio of the indebtedness covenant and no default would exist or result as a consequence thereof. If those conditions are met, the

CC V Issuers and their restricted subsidiaries are permitted to make restricted payments in a total amount not to exceed the result of 100% of the CC V Issuers’ consolidated cash flow, minus 1.4 times their consolidated interest expense, plus 100% of new equity proceeds received by the CC V Issuers, plus returns on certain investments, all cumulatively from January 1, 1999. The CC V Issuers and their restricted subsidiaries may make permitted investments up to $10 million and other specified permitted investments, restricted payments up to $5 million, and other specified restricted payments without meeting the foregoing test.

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

The CC V Issuers and their subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, equity interests, unless they receive consideration at least equal to the fair market value of the assets or equity interests, with at least 75% of the consideration for such sale consisting of a controlling interest in a permitted business or assets useful in a permitted business or cash, assumption of liabilities or securities promptly converted into cash. The CC V Issuers and their restricted subsidiaries are then required within 360 days after any asset sale either to commit to use the net cash proceeds over a specified threshold either to acquire assets, including controlling assets in permitted businesses, make capital expenditures or use the net cash proceeds to repay debt, or to offer to repurchase the CC V Holdings notes with any remaining proceeds.

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

The restricted subsidiaries of the CC V Issuers are generally not permitted to guarantee or pledge assets to secure debt of the CC V Issuers, unless the guarantying subsidiary issues a guarantee of the CC V Holdings notes, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction.

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

The indenture governing the CC V Holdings notes also restricts the ability of the CC V Issuers and their restricted subsidiaries to enter into certain transactions with affiliates involving over $2.5 million without a determination by the board of directors that the transaction is on terms no less favorable than arms length, or transactions with affiliates involving consideration in excess of $10 million with affiliates without receiving an independent opinion as to the fairness of the transaction to the holders of the CC V Holdings notes.

Renaissance Media Notes

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

The restricted subsidiaries of Renaissance Media Group are not permitted to guarantee or pledge assets to secure debt of the Renaissance Media Group or its restricted subsidiaries, unless the guarantying subsidiary issues a guarantee of the Renaissance notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction.

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

Cross-Defaults

Our indentures and those of certain of our subsidiaries include various events of default, including cross-default provisions. Under these provisions, a failure by any of the issuers or any of their restricted subsidiaries to pay at the final maturity thereof the principal amount of other indebtedness having a principal amount of $100 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the indenture governing the applicable notes. The Renaissance indenture contains a similar cross-default provision with a $10 million threshold that applies to the issuers of the Renaissance notes and their restricted subsidiaries. As a result, an event of default related to the failure to repay principal at maturity or the acceleration of the indebtedness under the Charter Holdings notes, CCH II notes, CCO Holding notes, Charter Operating notes, the Charter Operating credit facilities or the Renaissance notes could cause cross-defaults under our subsidiaries’ indentures.

Related Party Transactions

See “Item 13. Certain Relationships and Related Transactions — Business Relationships” for information regarding related party transactions and transactions with other parties with whom we or our related parties may have a relationship that enables the parties to negotiate terms of material transactions that may not be available from other, more clearly independent parties, on an arms length basis.

Certain Trends and Uncertainties

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this annual report and in other documents that we file with the SEC, that could materially impact our business, results of operations and financial condition.

Substantial Leverage. We have a significant amount of debt. As of December 31, 2004, our total debt was approximately $19.5 billion. In 2005, $30 million of our debt matures and in 2006, an additional $186 million matures. In 2007 and beyond, significant additional amounts will become due under our remaining obligations. We believe that as a result of our significant levels of debt and operating performance, our access to the debt markets could be limited when substantial amounts of our indebtedness become due. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not available to us from borrowings under our credit facilities or from other sources, we may not be able to repay our debt, fund our other liquidity and capital needs, grow our business or respond to competitive challenges. Further, if we are unable to repay or refinance our debt, as it becomes due, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. If we were to raise capital through the issuance of additional equity or if we were to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution and our noteholders might not receive principal and interest payments to which they are contractually entitled on a timely basis or at all. For more information, see the section above entitled “Liquidity and Capital Resources.”

Restrictive Covenants. The credit facilities of our subsidiaries and the indentures governing our and our subsidiaries’ other debt contain a number of significant covenants that could adversely affect our ability to operate our business, and therefore could adversely affect our results of operations and the price of our Class A common stock. These covenants restrict our and our subsidiaries’ ability to:

•	incur additional debt;

•	repurchase or redeem equity interests and debt;

•	issue equity;

•	make certain investments or acquisitions;

•	pay dividends or make other distributions;

•	dispose of assets or merge;

•	enter into related party transactions;

•	grant liens; and

•	pledge assets.

Furthermore, our credit facilities require us to, among other things, maintain specified financial ratios, meet specified financial tests and provide audited financial statements with an unqualified opinion from our independent auditors. See “Description of Our Outstanding Debt” for details on our debt covenants. Our ability to comply with these provisions may be affected by events beyond our control.

The breach of any covenants or obligations in the foregoing indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt, which in turn could trigger defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities, the indentures governing our convertible notes or our subsidiaries’ debt could adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our notes and the credit facilities and other debt of our subsidiaries. For more information, see the section above entitled “— Liquidity and Capital Resources.”

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

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. These credit facilities are subject to certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from our independent auditors. As of December 31, 2004, we were in compliance with the covenants under our indentures and under the credit facilities and indentures of our subsidiaries, and we expect to remain in compliance with those covenants for the next twelve months. If our operating performance results in non-compliance with these covenants, or if any of certain other events of non-compliance under these credit facilities or indentures governing our debt occurs, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under the credit facilities or indentures, if not waived, could result in the acceleration of those debt obligations and, consequently, other debt obligations. Such acceleration could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. As of December 31, 2004, we had borrowing availability under our credit facilities of $804 million, none of which was restricted due to covenants.

If, at any time, additional capital or capacity is required beyond amounts internally generated or available under our credit facilities or through additional debt or equity financings, we would consider:

•	issuing equity that would significantly dilute existing shareholders;

•	issuing convertible debt or some other securities that may have structural or other priority over our existing notes and may also significantly dilute Charter’s existing shareholders;

•	further reducing our expenses and capital expenditures, which may impair our ability to increase revenue;

•	selling assets; or

•	requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions.

If the above strategies were not successful, could be forced to restructure our obligations or seek protection under the bankruptcy laws. If we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution and our noteholders might not receive principal and interest payments to which they are contractually entitled. For more information, see the section above entitled “— Liquidity and Capital Resources.”

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

Charter Communications, Inc.’s Convertible Senior Notes are Structurally Subordinated to all Liabilities of its Subsidiaries. The borrowers and guarantors under the Charter Operating credit facilities and senior second-lien notes are Charter’s indirect subsidiaries. A number of Charter’s subsidiaries are also obligors under other debt instruments, including Charter Holdings, CCH II, CCO Holdings and Charter Operating, which are each a co-issuer of senior notes and/or senior discount notes. As of December 31, 2004, our total debt was approximately $19.5 billion, of which $18.5 billion was structurally senior to the Charter convertible senior notes. In a liquidation, the lenders under our credit facilities and the holders of the other debt instruments and all other creditors of Charter’s subsidiaries would have the right to be paid before holders of Charter’s convertible senior notes from any of Charter’s subsidiaries’ assets.

The Charter Operating credit facilities and the indentures governing the senior notes, senior discount notes and senior second-lien notes issued by subsidiaries of Charter contain restrictive covenants that limit the ability of such subsidiaries to make distributions or other payments to Charter Holdco or Charter to enable Charter to make payments on its convertible senior notes. In addition, if Charter caused a subsidiary to make a distribution to enable it to make payments on its convertible senior notes, and such transfer were deemed a fraudulent transfer or an unlawful distribution, the holders of Charter’s convertible senior notes could be required to return the payment to (or for the benefit of) the creditors of its subsidiaries. In the event of the bankruptcy, liquidation or dissolution of a subsidiary, following payment by such subsidiary of its liabilities, such subsidiary may not have sufficient assets remaining to make any payments to Charter as an equity holder or otherwise and may be restricted by bankruptcy and insolvency laws from making any such payments. The foregoing contractual and legal restrictions could limit Charter’s ability to make payments of principal and/or interest to the holders of its convertible senior notes.

Securities Litigation and Government Investigations. A number of putative federal class action lawsuits have been filed against us and certain of our former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of other lawsuits have been filed against us in other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against us and certain of our directors and officers. Finally, three shareholders derivative suits were filed in Missouri state court against us, our then current directors and our former independent auditor. These actions have been consolidated. The federal shareholders derivative suit, the Delaware class actions and the consolidated derivative suit each alleged that the defendants breached their fiduciary duties. In addition, Charter recently entered into Stipulations of Settlement setting forth proposed terms of settlement for the above described class actions and derivative suits. Settlement of those actions under the terms of the memoranda is subject to a number of conditions, and there can therefore be no assurance that the actions will be settled on those terms or at all. Additionally, a portion of the settlement is to be paid in shares of Charter’s Class A common stock with a value of $45 million (includes shares issuable to insurance carriers) and warrants to purchase Charter’s Class A common stock valued at $40 million, with such values in each case determined by formulas set forth in the Stipulations of Settlement. If the price of Charter’s common stock declines, additional shares will be required in order to fulfill this commitment. Charter has the right but not the obligation to terminate the settlements if the value of its common stock (under the above-described formula) is less than $2.25. See “Part II, Item 1. Legal Proceedings.”

In August 2002, we became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of our accounting and reporting practices focusing on how we reported customer numbers, and our reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that we are not a target of the investigation. We have also been advised by the U.S. Attorney’s Office that no member of our board of directors is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Trial was set for February 7, 2005. Subsequently, each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and are awaiting sentencing. We are fully cooperating with the investigation.

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

Long-Term Indebtedness — Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under Charter’s convertible senior notes, our senior and senior discount notes and our credit facilities following a change of control. Under the indentures governing the Charter convertible senior notes, upon the occurrence of specified change of control events, including certain specified dispositions of stock by Mr. Allen, Charter is required to offer to repurchase all of the outstanding Charter convertible senior notes. However, we may not have sufficient funds at the time of the change of control event to make the required repurchase of the Charter convertible senior notes and Charter’s subsidiaries are limited in their ability to make distributions or other payments to Charter to fund any required repurchase. In addition, a change of control under our credit facilities and indentures governing our notes would require the repayment of borrowings under those credit facilities and indentures. Because such credit facilities and notes are obligations of Charter’s subsidiaries, the credit facilities and the notes would have to be repaid by Charter’s subsidiaries before their assets could be available to Charter to repurchase the Charter convertible senior notes. Charter’s failure to make or complete a change of control offer would place it in default under the Charter convertible senior notes. The failure of Charter’s subsidiaries to make a change of control offer or repay the amounts outstanding under their credit facilities would place them in default under these agreements and could result in a default under the indentures governing the Charter convertible senior notes. See “— Certain Trends and Uncertainties — Liquidity.”

Variable Interest Rates. At December 31, 2004, excluding the effects of hedging, approximately 31% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of December 31, 2004 and December 31, 2003, the weighted average interest rate on the credit facility debt was approximately 6.8% and 5.4%, the weighted average interest rate on the high-yield debt was approximately 9.2% and 10.3%, and the weighted average interest rate on the convertible debt was approximately 5.7% and 5.5%, respectively, resulting in a blended weighted average interest rate of 8.8% and 8.2%, respectively. Approximately 83% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of December 31, 2004 compared to approximately 80% at December 31, 2003.

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent various commercial services that take advantage of cable’s broadband capacity. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, the technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. If it is determined that the product or service being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase or produce programming. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of December 31, 2004 approximately 10% of our current programming contracts were expired, and approximately another 34% are scheduled to expire by the end of 2005. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers. In addition, our inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

Utilization of Net Operating Loss Carryforwards. As of December 31, 2004, we had approximately $5.2 billion of tax net operating losses (resulting in a gross deferred tax asset of approximately $2.1 billion), expiring in the years 2005 through 2024. Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes except for deferred benefits available to offset certain deferred tax liabilities. Currently, such tax net operating losses can accumulate and be used to offset any of our future taxable income. An “ownership change” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset future taxable income.

The anticipated issuance of 150 million shares of our Class A common stock offered pursuant to a share lending agreement executed by Charter in connection with the issuance of the 5.875% convertible senior notes in November 2004, as well as possible future conversions of our convertible notes, significantly increases the risk that we will experience an ownership change in the future for tax purposes, resulting in a material limitation on the use of a substantial amount of our existing net operating loss carryforwards. We do not believe that the issuance of shares associated with the share lending agreement would result in our experiencing an ownership change. However, future transactions and the timing of such transactions could cause an ownership change. Such transactions include additional issuances of common stock by us (including but not limited to issuances upon future conversion of our 5.875% convertible senior notes or as contemplated in the proposed settlement of derivative class action litigation), reacquisitions of the borrowed shares by us, or acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock (including upon an exchange by Paul Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into our Class A common stock). Many of the foregoing transactions are beyond our control.

Class A Common Stock and Notes Price Volatility. The market price of our Class A common stock and our publicly traded notes has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described in this section and various other factors, which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any change in our debt ratings; the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules or interpretations; new regulatory legislation adopted in the United States; and any action taken or requirements imposed by NASDAQ if our Class A common stock trades below $1.00 per share for over 30 consecutive trading days. On December 31, 2004, our Class A common stock closed on NASDAQ at $2.24 per share.

In addition, the securities market in general, and the NASDAQ National Market and the market for cable industry securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our Class A common stock and our notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company’s securities, and several purported class action lawsuits were filed against us in 2001 and 2002, following a decline in our stock price.

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

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision on February 10, 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision could be appealed or Congress could legislate additional carriage obligations.

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

At December 31, 2004 and 2003, we had outstanding $2.7 billion and $3.0 billion and $20 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” for further information regarding the fair values and contract terms of our interest rate agreements.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued the revised SFAS No. 123, Share-Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will be effective for us beginning July 1, 2005. Because we adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, we do not expect this revised standard to have a material impact on our financial statements.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our accompanying financial statements.

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

As of December 31, 2004 and 2003, our long-term debt totaled approximately $19.5 billion and $18.6 billion, respectively. This debt was comprised of approximately $5.5 billion and $7.2 billion of credit facilities debt, $13.3 billion and $11.2 billion principal amount of high-yield notes and $1.0 billion and $774 million principal amount of convertible senior notes, respectively.

As of December 31, 2004 and 2003, the weighted average interest rate on the credit facility debt was approximately 6.8% and 5.4%, the weighted average interest rate on the high-yield notes was approximately 9.2% and 10.3%, and the weighted average interest rate on the convertible senior notes was approximately 5.7% and 5.5%, respectively, resulting in a blended weighted average interest rate of 8.8% and 8.2%, respectively. The interest rate on approximately 83% and 80% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of December 31, 2004 and 2003, respectively. The fair value of our high-yield notes was $12.2 billion and $9.9 billion at December 31, 2004 and 2003, respectively. The fair value of our convertible senior notes was $1.1 billion and $732 million at December 31, 2004 and 2003, respectively. The fair value of our credit facilities is $5.5 billion and $6.9 billion at December 31, 2004 and 2003, respectively. The fair value of high-yield and convertible notes is based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

We do not hold or issue derivative instruments for trading purposes. We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2004, 2003 and 2002, net gain (loss) on derivative instruments and hedging activities includes gains of $4 million and $8 million and losses of $14 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the years ended December 31, 2004, 2003 and 2002, a gain of $42 million and $48 million and losses of $65 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as gain (loss) on derivative instruments and hedging activities in our statements of operations. For the years ended December 31, 2004, 2003 and 2002, net gain (loss) on derivative instruments and hedging activities includes gains of $65 million and $57 million and losses of $101 million, respectively, for interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2004 (dollars in millions):

								Fair Value at
								December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004
Debt
Fixed Rate	$—	$156	$451	$228	$4,260	$8,631	$13,726	$12,807
Average Interest Rate	—	4.75%	8.25%	10.93%	8.85%	9.32%	9.12%

Variable Rate	$30	$30	$280	$630	$780	$4,315	$6,065	$6,052
Average Interest Rate	6.47%	7.08%	7.17%	7.45%	7.73%	8.40%	8.14%

Interest Rate Instruments
Variable to Fixed Swaps	$990	$873	$775	$—	$—	$—	$2,638	$69
Average Pay Rate	7.94%	8.23%	8.04%	—	—	—	8.07%
Average Receive Rate	6.36%	7.08%	7.20%	—	—	—	6.85%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 2004.

At December 31, 2004 and 2003, we had outstanding $2.7 billion and $3.0 billion and $20 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, the related notes thereto, and the reports of independent auditors are included in this annual report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Interim Chief Executive Officer and Interim Co-Chief Financial Officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this annual report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Interim Chief Executive Officer and Interim Co-Chief Financial Officers concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, Charter’s management believes that its controls do provide such reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

Charter’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control system was designed to provide reasonable assurance to Charter’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Charter’s management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment utilizing these criteria we believe that, as of December 31, 2004, our internal control over financial reporting was effective.

Our independent auditors, KPMG, LLP have audited management’s assessment of our internal control over financial reporting as stated in their report on page F-3.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of Registrant.

Directors

     The persons listed below are directors of Charter.

Director	Position(s)
Paul G. Allen	Chairman of the board of directors
W. Lance Conn	Director
Jonathan L. Dolgen	Director
Charles M. Lillis	Director
Robert P. May	Director, Interim President and Chief Executive Officer
David C. Merritt	Director
Marc B. Nathanson	Director
Jo Allen Patton	Director
John H. Tory	Director
Larry W. Wangberg	Director

The following sets forth certain biographical information with respect to the directors listed above.

Paul G. Allen, 52, has been Chairman of our board of directors since July 1999, and Chairman of the board of directors of Charter Investment, Inc. (a predecessor to, and currently an affiliate of, Charter) since December 1998. Mr. Allen, co-founder of Microsoft Corporation, has been a private investor for more than 15 years, with interests in over 50 technology, telecommunications, content and biotech companies. Mr. Allen’s investments include Vulcan Inc., Vulcan Productions, Inc., the Portland Trail Blazers NBA and Seattle Seahawks NFL franchises, and investments in DreamWorks LLC and Oxygen Media. In addition, Mr. Allen is a director of Vulcan Programming Inc., Vulcan Ventures, Vulcan Inc., Vulcan Cable III Inc., numerous privately held companies and, until its sale in May 2004 to an unrelated third party, TechTV L.L.C.

W. Lance Conn, 36, was elected to our board of directors in September 2004. Since July 2004, Mr. Conn has served as Executive Vice President, Investment Management for Vulcan Inc., the investment and project management company that oversees a diverse multi-billion dollar portfolio of investments by Paul G. Allen. Prior to joining Vulcan Inc., Mr. Conn was employed by America Online, Inc., an interactive online services company, from March 1996 to May 2003. From 1997 to 2000, Mr. Conn served in various senior business development roles at America Online. In 2000, Mr. Conn began supervising all of America Online’s European investments, alliances and business initiatives. In 2002, he became Senior Vice President of America Online U.S. where he led a company-wide effort to restructure and optimize America Online’s operations. From September 1994 until February 1996, Mr. Conn was an attorney with the Shaw Pittman law firm in Washington, D.C. Mr. Conn holds a J.D. degree from the University of Virginia, a master’s degree in history from the University of Mississippi and an A.B. in history from Princeton University.

Jonathan L. Dolgen, 59, was elected to our board of directors in October 2004. Since July 2004, Mr. Dolgen has also been a Senior Advisor to Viacom, Inc. (“Viacom”) a worldwide entertainment and media company, where he provides advisory services to the current Chairman and Chief Executive of Viacom, or others designated by him, on an as requested basis. Since July 2004, Mr. Dolgen has been a private investor and since September 2004, Mr. Dolgen has been a principal of Wood River Ventures, LLC, a private start-up entity that is seeking investment and other opportunities primarily in the media sector. From April 1994 to July 2004, Mr. Dolgen served as Chairman and Chief Executive Officer of the Viacom Entertainment Group, a unit of Viacom, where he oversaw various operations of Viacom’s businesses, which during 2003 and 2004 primarily included the operations engaged in motion picture production and distribution, television production and distribution, regional theme parks, theatrical exhibition and publishing. Mr. Dolgen began his career in the entertainment industry in 1976, and until joining the Viacom Entertainment Group, served in executive positions at Columbia Pictures Industries, Inc. Twentieth Century Fox and Fox, Inc., and Sony Pictures Entertainment. Mr. Dolgen holds a B.S. degree from Cornell University and a J.D. degree from New York University.

Charles M. Lillis, 63, was elected to the board of directors of Charter in October 2003. Presently, he is the Managing Partner of Lone Tree Capital, which he co-founded in 2002. Mr. Lillis served as Chairman and Chief

Executive Officer of MediaOne Group, Inc. from June 1998 to May 2000. He served as Chief Executive Officer of MediaOne while it was a tracking stock company from November 1995 to May 1997. Prior to that, he held various senior management positions at US WEST, MediaOne’s predecessor. Before joining US WEST, he served as Dean of the University of Colorado’s College of Business and as a professor at Washington State University. In addition, he is a director and serves on the audit committees of SuperValu, Inc. and Williams Companies. Mr. Lillis is a graduate of the University of Washington, Seattle, with an M.B.A., and he holds a doctorate of Philosophy in Business from the University of Oregon, in Eugene.

Mr. Lillis recently announced his election as a director of Medco Health Solutions, Inc., and, on January 27, 2005, Mr. Lillis notified Charter of his intention to resign from its board of directors. The date for Mr. Lillis’ departure from the Board has not yet been determined but is expected to occur within sixty days after his notification.

Robert P. May, 55, was elected to our board of directors in October 2004 and became our Interim President and Chief Executive Officer in January 2005. Mr. May has served on the board of directors of HealthSouth Corporation, a national provider of healthcare services, since October 2002, and has been its Chairman since July 2004. Mr. May also served as HealthSouth Corporation’s Interim Chief Executive Officer from March 2003 until May 2004, and as Interim President of its Outpatient and Diagnostic Division from August 2003 to January 2004. Since March 2001, Mr. May has been a private investor and principal of RPM Systems, which provides strategic business consulting services. From March 1999 to March 2001, Mr. May served on the board of directors and was Chief Executive of PNV Inc., a national telecommunications company. PNV Inc. filed for bankruptcy in December 2000. Prior to his employment at PNV Inc., Mr. May was Chief Operating Officer and a member of the board of directors of Cablevision Systems Corporation from October 1996 to February 1998, and from 1973 to 1993 he held several senior executive positions with Federal Express Corporation, including President, Business Logistics Services. Mr. May was educated at Curry College and Boston College and attended Harvard Business School’s Program for Management Development.

David C. Merritt, 50, was elected to our board of directors in July 2003, and was also appointed as Chairman of the Audit Committee at that time. Since October 2003, Mr. Merritt has been a Managing Director of Salem Partners, LLC, an investment banking firm. He was a Managing Director in the Entertainment Media Advisory Group at Gerard Klauer Mattison & Co., Inc., a company that provides financial advisory services to the entertainment and media industries from January 2001 through April 2003. Prior to that, he served as Chief Financial Officer of CKE Associates, Ltd., a privately held company with interests in talent management, film production, television production, music and new media from July 1999 to November 2001. He also served as a director of Laser-Pacific Media Corporation from January 2001 until October 2003 and served as Chairman of its audit committee. During December 2003, he became a director of Outdoor Channel Holdings, Inc. Mr. Merritt joined KPMG LLP in 1975 and served in a variety of capacities during his years with the firm, including national partner in charge of the media and entertainment practice and before joining CKE Associates, Mr. Merritt was an audit and consulting partner of KPMG LLP for 14 years. Mr. Merritt holds a B.S. degree in Business and Accounting from California State University - Northridge.

Marc B. Nathanson, 59, has been a director of Charter since January 2000. Mr. Nathanson is the Chairman of Mapleton Investments LLC, an investment vehicle formed in 1999. He also founded and served as Chairman and Chief Executive Officer of Falcon Holding Group, Inc., a cable operator, and its predecessors, from 1975 until 1999. He served as Chairman and Chief Executive Officer of Enstar Communications Corporation, a cable operator, from 1988 until November 1999. Prior to 1975, Mr. Nathanson held executive positions with Teleprompter Corporation, Warner Cable and Cypress Communications Corporation. In 1995, he was appointed by the President of the United States to the Broadcasting Board of Governors, and from 1998 through September 2002, served as its Chairman. Mr. Nathanson holds a Bachelors degree in Mass Communications from the University of Denver and a Masters degree in Political Science from University of California/Santa Barbara.

Jo Allen Patton, 47, has been a director of Charter since April 2004. Ms. Patton joined Vulcan Inc. as Vice President in 1993, and since that time she has served as an officer and director of many affiliates of Mr. Allen, including her current position as President and Chief Executive Officer of Vulcan Inc. since July 2001. Ms. Patton is also President of Vulcan Productions, an independent feature film and documentary production company, Vice Chair of First & Goal, Inc., which developed and operated the Seattle Seahawks NFL stadium, and served as Executive Director of the six Paul G. Allen Foundations. Ms. Patton is a co-founder of the Experience Music Project museum, as well as the Science Fiction Museum and Hall of Fame. Ms. Patton is the sister of Mr. Allen.

John H. Tory, 50, has been a director of Charter since December 2001. Mr. Tory served as the Chief Executive Officer of Rogers Cable Inc., Canada’s largest broadband cable operator, from 1999 until 2003. From 1995 to 1999 Mr. Tory was President and Chief Executive Officer of Rogers Media Inc., a broadcasting and publishing company.

Prior to joining Rogers, Mr. Tory was a Managing Partner and member of the executive committee at Tory Tory DesLauriers & Binnington, one of Canada’s largest law firms. Mr. Tory serves on the board of directors of a number of Canadian companies, including Cara Operations Limited. Mr. Tory was educated at University of Toronto Schools, Trinity College (University of Toronto) and Osgoode Hall Law School. On September 18, 2004, John Tory was elected Leader of the Ontario Progressive Conservative Party.

Larry W. Wangberg, 62, has been a director of Charter since January 2002. From August 1997 to May 2004, Mr. Wangberg was a director of TechTV L.L.C., a cable television network controlled by Paul Allen. He also served as its Chairman and Chief Executive Officer from August 1997 through July 2002. In May 2004, TechTV L.L.C. was sold to an unrelated party. Prior to joining TechTV L.L.C., Mr. Wangberg was Chairman and Chief Executive Officer of StarSight Telecast Inc., an interactive navigation and program guide company which later merged with Gemstar International, from 1994 to 1997. Mr. Wangberg was Chairman and Chief Executive Officer of Times Mirror Cable Television and Senior Vice President of its corporate parent, Times Mirror Co., from 1983 to 1994. He currently serves on the boards of Autodesk Inc. and ADC Telecommunications. Mr. Wangberg holds a bachelor’s degree in Mechanical Engineering and a master’s degree in Industrial Engineering, both from the University of Minnesota.

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

The board of directors delegates authority to act with respect to certain matters to board committees whose members are appointed by the board. As of December 31, 2004 the following were the committees of Charter’s board of directors: Audit Committee, Financing Committee, Option Plan Committee, Compensation Committee, Executive Committee, Strategic Planning Committee, and a Special Committee for matters related to the CC VIII put dispute.

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

Director Compensation

Each non-employee member of the board receives an annual retainer of $40,000 in cash plus restricted stock, vesting one year after date of grant, with a value on the date of grant of $50,000. In addition, the Audit Committee chair receives $25,000 per year, and the chair of each other committee receives $10,000 per year. All committee members also receive $1,000 for attendance at each committee meeting. Beginning on February 22, 2005 each director also receives $1,000 for telephonic attendance at each meeting of the full board and $2,000 for in-person attendance. Each director of Charter is entitled to reimbursement for costs incurred in connection with attendance at Board and Committee meetings.

Directors who were employees did not receive additional compensation in 2003 or 2004. Mr. Vogel, who was our President and Chief Executive Officer in 2004, was the only director who was also an employee during 2004.

Our Bylaws provide that all directors are entitled to indemnification to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses incurred in connection with or arising out of the performance by them of their duties for us or our subsidiaries.

Executive Officers

The following persons are executive officers of Charter Communications, Inc.:

Executive Officers	Position
Paul G. Allen	Chairman of the Board of Directors
Robert P. May	Interim President and Chief Executive Officer
Derek Chang	Executive Vice President of Finance and Strategy and Interim co-Chief Financial Officer
Thomas A. Cullen	Executive Vice President of Advanced Services and Business Development
Wayne H. Davis	Executive Vice President and Chief Technical Officer
Michael J. Lovett	Executive Vice President, Operations and Customer Care
Paul E. Martin	Senior Vice President, Principal Accounting Officer and Interim co-Chief Financial Officer
Curtis S. Shaw	Executive Vice President, General Counsel and Secretary

Information regarding our executive officers who do not serve as directors is set forth below.

Derek Chang, 36, Executive Vice President of Finance and Strategy and Interim co-Chief Financial Officer. Mr. Chang joined Charter in December 2003 as Executive Vice President of Finance and Strategy and was also appointed Interim co-Chief Financial Officer in August 2004. Prior to joining Charter, Mr. Chang was Executive Vice President of the Yankees Entertainment and Sports (YES) Network, a regional sports programming network in New York where he headed corporate development and financing activities from the company’s inception in 2001 until January 2003. Prior to joining YES, he was the Chief Financial Officer and Co-Chief Operating Officer of GlobalCenter, the web hosting subsidiary of Global Crossing. Mr. Chang worked for TCI Communications/AT&T Broadband in Denver from 1997 to 2000, ultimately as Executive Vice President of Corporate Development, where he directed mergers and acquisitions activities and managed a multi-billion dollar portfolio of cable joint ventures. He was with InterMedia Partners in San Francisco from 1994 to 1997 where he held a number of positions and was ultimately Treasurer. Mr. Chang received a B.A. degree from Yale University and an M.B.A. from the Stanford University Graduate School of Business.

Thomas A. Cullen, 45, Executive Vice President of Advanced Services and Business Development. Mr. Cullen joined Charter as Senior Vice President of Advanced Services and Business Development in August 2003 and was promoted to Executive Vice President in August 2004. From January 2001 to October 2002, Mr. Cullen was General Partner of Lone Tree Capital, a private equity partnership focused on investment opportunities in the technology and communications sector. From March 1997 to June 2000, Mr. Cullen was President of MediaOne Ventures. Prior to that, Mr. Cullen served in several capacities with MediaOne Internet Services including Vice President from April 1998 to June 2000 and Vice President of Business Development from September 1995 to March 1997. Mr. Cullen is a member of Colorado State University Global Leadership Council. He is also a member of the board of directors of the Cable & Telecommunications Association for Marketing (CTAM). Mr. Cullen is a graduate of Northern Arizona University with a B.S. degree in Business Administration. He earned a Master of Business Administration from the University of Colorado.

Wayne H. Davis, 51, Executive Vice President and Chief Technical Officer. Prior to his current position, Mr. Davis served as a Senior Vice President, Engineering and Technical Operations, and as Assistant to the President/Vice President of Management Services since July 2002 and prior to that, he was Vice President of Engineering/Operations for Charter’s National Region from December 2001. Before joining Charter, Mr. Davis held the position of Vice President of Engineering for Comcast Corporation, Inc. Prior to that, he held various engineering positions including Vice President of Engineering for Jones Intercable Inc. He began his career in the cable industry in 1980. He attended the State University of New York at Albany. Mr. Davis serves as an advisory board member of Cedar Point Communications, and as a board member of @Security Broadband Corp., a company in which Charter owns an equity investment interest. Mr. Davis is also a member of the Society of Cable Telecommunications Engineers.

Michael J. Lovett, 43, Executive Vice President, Operations and Customer Care. Mr. Lovett was promoted to his current position in September 2004. Prior to that he served as Senior Vice President, Midwest Division Operations and as Senior Vice President of Operations Support, since joining Charter in August 2003. Mr. Lovett was Chief Operating Officer of Voyant Technologies, Inc., a voice conferencing hardware/software solutions provider, from December 2001 to August 2003. From November 2000 to December 2001, he was Executive Vice President of Operations for OneSecure, Inc., a startup company delivering management/monitoring of firewalls and virtual private networks. Prior to that, Mr. Lovett was Regional Vice President at AT&T from June 1999 to November 2000 where he was responsible for operations. Mr. Lovett was Senior Vice President at Jones Intercable from October 1989 to June 1999 where he was responsible for operations in nine states. Mr. Lovett began his career in cable television at Centel Corporation where he held a number of positions.

Paul E. Martin, 44, Senior Vice President, Interim co-Chief Financial Officer and Principal Accounting Officer. Mr. Martin has been employed by Charter since March 2000, when he joined Charter as Vice President and Corporate Controller. In April 2002, Mr. Martin was promoted to Senior Vice President and Principal Accounting Officer and in August 2004 was named interim co-Chief Financial Officer. Prior to joining Charter, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin received a B.S. degree with honors in Accounting from the University of Missouri — St. Louis.

Curtis S. Shaw, 56, Executive Vice President, General Counsel and Secretary. Mr. Shaw was promoted to Executive Vice President in October 2003. Prior to joining Charter Investment as Senior Vice President, General Counsel and Secretary in 1997, Mr. Shaw served as corporate counsel to NYNEX from 1988 through 1996. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree with honors in Economics from Trinity College and a J.D. degree from Columbia University School of Law.

Compensation Committee Interlocks and Insider Participation

Until April 2004, when Mr. Savoy resigned from the board, the Compensation Committee of Charter was comprised of Messrs. Allen, Savoy and Nathanson. In 2004, Nancy Peretsman and David Merritt served as the Option Plan Committee that administered the 1999 Charter Communications Option Plan and the Charter Communications, Inc. 2001 Stock Incentive Plan until Mr. Lillis replaced Ms. Peretsman on the Option Plan Committee in July 2004.

No member of the Compensation Committee or the Option Plan Committee was an officer or employee of Charter or any of its subsidiaries during 2004, except for Mr. Allen, who served as a non-employee chairman of the Compensation Committee. Also, Mr. Nathanson was an officer of certain subsidiaries of Charter prior to their acquisition by Charter in 1999 and held the title of Vice Chairman of Charter’s board of directors, a non-executive, non-salaried position in 2004. Mr. Allen is the 100% owner and a director of Vulcan Inc. and certain of its affiliates, which employed Mr. Savoy, one of our directors until April 27, 2004, as an executive officer in the past and currently employs Mr. Conn and Jo Allen Patton as an executive officer. Mr. Allen also was a director of and indirectly owned 98% of TechTV, of which Mr. Wangberg, one of our directors, was a director until the sale of TechTV to an unrelated third party in May 2004. Transactions between Charter and members of the Compensation Committee are more fully described in “ — Director Compensation” and in “Item 13. Certain Relationships and Related Transactions — Other Miscellaneous Relationships.”

During 2004, (1) none of our executive officers served on the compensation committee of any other company that has an executive officer currently serving on the board of directors, Compensation Committee or Option Plan Committee of Charter and (2) except for Carl Vogel who served as a director of Digeo, Inc., an entity of which Paul Allen is a director and by virtue of his position as Chairman of the board of directors of Digeo, Inc. is also a non-employee executive officer, none of our executive officers served as a director of another entity, one of whose executive officers served on the Compensation Committee or Option Plan Committee of Charter.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements were met in 2004.

Code of Ethics

In January 2003, we adopted a Code of Conduct that constitutes a Code of Ethics within the meaning of federal securities regulations for our employees, including all executive officers, and established a hotline and website for reporting alleged violations of the code of conduct, established procedures for processing complaints and implemented educational programs to inform our employees regarding the Code of Conduct. A copy of our Code of Conduct is filed as Exhibit 14.1 to this annual report.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information as of December 31, 2004 regarding the compensation to those executive officers listed below for services rendered for the fiscal years ended December 31, 2002, 2003 and 2004. These officers consist of the Chief Executive Officer, each of the other four most highly compensated executive officers as of December 31, 2004, and one other highly compensated executive officer who served during 2004 but was not an executive officer on December 31, 2004.

							Long-Term
		Annual Compensation					Compensation Award
	Year				Other		Restricted		Securities	All Other
	Ended				Annual		Stock		Underlying	Compensation
Name and Principal Position	Dec. 31	Salary ($)	Bonus ($)		Compensation ($)		Awards ($)		Options (#)	($)(1)

Carl E. Vogel (2)	2004	1,038,462	500,000	(7)	—		4,658,000	(17)	580,000	42,426	(23)
Former President and Chief	2003	1,000,000	150,000	(8)	30,345	(14)	—		750,000	12,639	(23)
Executive Officer	2002	980,769	330,000	(8)	214,961	(14)	—		1,000,000	10,255	(23)

Margaret A. Bellville (3)	2004	478,366	—		28,309	(15)	612,000	(18)	200,000	204,408	(24)
Former Executive Vice	2003	581,730	203,125	(8)	30,810	(15)	—		—	109,139	(24)
President, Chief Operating	2002	9,615	150,000	(8)(9)	—		—		500,000	—
Officer

Derek Chang (4)	2004	448,077	85,700	(10)	7,255	(16)	395,250	(19)	135,000	5,510
Executive Vice President of	2003	15,385	—		—		192,000	(19)	350,000	—
Finance and Strategy, Interim co-
Chief Financial Officer

Steven A. Schumm (5)	2004	467,308	15,815	(11)	—		862,952	(20)	135,000	12,360
Former Executive Vice	2003	448,077	45,000		—		—		250,000	9,889
President and Chief	2002	436,058	588,000	(12)	—		—		300,000	5,255
Administrative Officer

Curtis S. Shaw	2004	422,115	16,109		—		395,250	(21)	135,000	12,592
Executive Vice President,	2003	275,782	37,500		—		—		250,000	9,411	(25)
General Counsel and	2002	249,711	281,500	(13)	—		—		100,000	3,096
Secretary

Michael J. Lovett (6)	2004	291,346	241,888		—		351,570	(22)	172,000	15,150	(26)
Executive Vice President,	2003	81,731	60,000		—		—		100,000	2,400	(26)
Operations and Customer Care

(1)	Except as noted in notes 23 through 26 below respectively, these amounts consist of matching contributions under our 401(k) plan, premiums for supplemental life insurance available to executives, and long-term disability available to executives.

(2)	Mr. Vogel resigned from all of his positions with Charter and its subsidiaries on January 17, 2005.

(3)	Ms. Bellville became the Chief Operating Officer of Charter in December 2002 and terminated her employment, effective September 30, 2004.

(4)	Mr. Chang was hired as Executive Vice President of Finance and Strategy in December 2003, and was
appointed Interim co-Chief Financial Officer in August 2004.

(5)	Mr. Schumm’s position with Charter and its subsidiaries was eliminated, resulting in the termination of his employment on January 28, 2005.

(6)	Mr. Lovett joined Charter in August 2003 and was promoted to his current position in September 2004.

(7)	Mr. Vogel’s bonus for 2004 was a mid-year discretionary bonus.

(8)	Mr. Vogel’s and Ms. Bellville’s 2002 and 2003 bonuses were determined in accordance with the terms of their respective employment agreements.

(9)	Includes a one-time signing bonus of $150,000 pursuant to an employment agreement.

(10)	Mr. Chang’s bonus for 2004 represents the 2004 portion of a $150,000 special bonus expected to be paid for co-Interim Chief Financial Officer service through March 31, 2005. Payment of the bonus is conditioned on continued service in that capacity until the earlier of the naming of a permanent replacement or March 31, 2005.

(11)	Mr. Schumm’s bonus for 2004 was determined in accordance with his separation agreement.

(12)	Includes a “stay” bonus representing the principal and interest forgiven under employee’s promissory note, amounting to $363,000 for 2002; and $225,000 awarded as a bonus for services performed in 2002.

(13)	Includes a “stay” bonus representing the principal and interest forgiven under employee’s promissory note, amounting to $181,500 for 2002; and $100,000 awarded as a bonus for services performed in 2002.

(14)	Amount attributed to personal use of the corporate airplane in 2003 and $100,000 attributed to personal use and commuting in the corporate airplane in 2002 and $114,961 for purchase of a car in 2002.

(15)	Includes (i) for 2004, reimbursement for taxes (on a “grossed up’’ basis) paid in respect of prior reimbursements for relocation expenses, and (ii) for 2003, $26,010 attributed to personal use of the corporate airplane and $4,800 for car allowance.

(16)	Includes reimbursement for taxes (on a “grossed up’’ basis) paid in respect of prior reimbursements for relocation expenses.

(17)	Includes 340,000 performance shares granted in January 2004 under our Long-Term Incentive Program that were to vest on the third anniversary of the grant date only if Charter meets certain performance criteria. Also includes 680,000 restricted shares issued in exchange for stock options held by the named officer pursuant to the February 2004 option exchange program described below, one half of which constituted performance shares which were to vest on the third anniversary of the grant date only if Charter meets certain performance criteria, and the other half of which were to vest over three years in equal one-third installments. At December 31, 2004, the value of all of the named officer’s unvested restricted stock holdings (including performance shares) was $2,310,468, based on a per share market value (closing sale price) of $2.24 for our Class A common stock on December 31, 2004. All performance shares were forfeited upon termination of employment. The remainder of the restricted shares will vest in part on the terms described below under “Employment Arrangements.”

(18)	These restricted shares consisted solely of performance shares granted under our Long-Term Incentive Program that were to have vested on the third anniversary of the grant date only if Charter meets certain performance criteria. At December 31, 2004, the value of all of the named officer’s unvested restricted stock holdings (including performance shares) was $0, since all performance shares were previously forfeited upon the termination of employment.

(19)	Restricted shares granted in 2003 vest over four years in equal one-fourth installments. Restricted shares granted in 2004 represent 77,500 performance shares granted under our Long-Term Incentive Program that were to vest on the third anniversary of the grant date only if Charter meets certain performance criteria. At December 31, 2004, the value of all of the named officer’s unvested restricted stock holdings (including performance shares) was $257,600 based on a per share market value (closing sale price) of $2.24 for our Class A common stock on December 31, 2004.

(20)	Includes 77,500 performance shares granted in January 2004 under our Long-Term Incentive Program that were to vest on the third anniversary of the grant date only if Charter meets certain performance criteria.

Also includes restricted shares issued in exchange for stock options held by the named officer pursuant to the February 2004 option exchange program described below. One half of these restricted shares constitutes performance shares which were to vest on the third anniversary of the grant date only if Charter meets certain performance criteria and the other half of which were to vest over three years in equal one-third installments. At December 31, 2004, the value of all of the named officer’s unvested restricted stock holdings (including performance shares) was $417,240, based on a per share market value (closing sale price) of $2.24 for our Class A common stock on December 31, 2004. All performance shares were forfeited upon the termination of employment. The remainder of the restricted shares will vest in part on the terms described below under “Employment Arrangements.”

(21)	These restricted shares consist solely of performance shares granted under our Long-Term Incentive Program that will vest on the third anniversary of the grant date only if Charter meets certain performance criteria. At December 31, 2004, the value of all of the named officer’s unvested restricted stock holdings (including performance shares) was $173,600 based on a per share market value (closing sale price) of $2.24 for our Class A common stock on December 31, 2004.

(22)	These restricted shares consist solely of performance shares granted under our Long-Term Incentive Program that will vest on the third anniversary of the grant date only if Charter meets certain performance criteria. At December 31, 2004, the value of all of the named officer’s unvested restricted stock holdings (including performance shares) was $197,120, based on a per share market value (closing sale price) of $2.24 for our Class A common stock on December 31, 2004.

(23)	In addition to items in Note 1 above, includes (i) for 2004, $28,977 attributed to personal use of the corporate airplane, $10,000 as reimbursement for tax advisory services and (ii) for 2003, $10,000 as reimbursement for tax advisory services; and (iii) for 2002, $10,000 as reimbursement for tax advisory services.

(24)	In addition to items in Note 1 above, includes (i) for 2004, $183,899 for severance and accrued vacation at termination of employment, $10,299 for COBRA payments following termination, $4,650 for automobile allowance and $2,831 attributed to personal use of the corporate airplane, and (ii) for 2003, $5,000 as reimbursement for tax advisory services, $7,500 for legal services and $93,684 paid in relation to relocation expenses.

(25)	In addition to items in Note 1 above, includes for 2003, $2,287 attributed to personal use of the corporate airplane.

(26)	In addition to items in Note 1 above, includes, (i) for 2004, $7,200 for automobile allowance, and $597 attributed to personal use of the corporation aircraft and (ii) for 2003, $2,400 for automobile allowance.

2004 Option Grants

The following table shows individual grants of options made to individuals named in the Summary Compensation Table during 2004. All such grants were made under the 2001 Stock Incentive Plan and the exercise price was based upon the fair market value of Charter’s Class A common stock on the respective grant dates.

	Number of	% of
	Securities	Total			Potential Realizable Value at
	Underlying	Options			Assumed Annual Rate of
	Options	Granted to	Exercise		Stock Price Appreciation
	Granted	Employees	Price	Expiration	For Option Term (2)
Name	(#)(1)	in 2004	($/Sh)	Date	5% ($)	10% ($)
Carl E. Vogel (3)	580,000	6.17%	$5.17	1/27/14	1,885,803	4,778,996
Margaret A. Bellville (4)	200,000	2.13%	5.17	1/27/14	650,277	1,647,930
Derek Chang	135,000	1.44%	5.17	1/27/14	438,937	1,112,353
Steven A. Schumm (5)	135,000	1.44%	5.17	1/27/14	438,937	1,112,353
Curtis S. Shaw	135,000	1.44%	5.17	1/27/14	438,937	1,112,353
Michael J. Lovett	77,000	0.82%	5.17	1/27/14	251,982	638,573
	12,500	0.13%	4.555	4/27/14	35,808	90,744
	82,000	0.87%	2.865	10/26/14	147,746	374,418

(1)	Options are transferable under limited conditions, primarily to accommodate estate planning purposes. These options generally vest in four equal installments commencing on the first anniversary following the grant date.

(2)	This column shows the hypothetical gains on the options granted based on assumed annual compound price appreciation of 5% and 10% over the full ten-year term of the options. The assumed rates of 5% and 10% appreciation are mandated by the SEC and do not represent our estimate or projection of future prices.

(3)	Mr. Vogel’s employment terminated on January 17, 2005. Under the terms of the separation agreement, his options will continue to vest until December 31, 2005, and all vested options are exercisable until sixty (60) days thereafter.

(4)	Ms. Bellville terminated employment on September 30, 2004. Under the terms of the separation agreement, her options will continue to vest until December 31, 2005, and all vested options are exercisable until sixty (60) days thereafter.

(5)	Mr. Schumm’s employment terminated on January 28, 2005. Under the terms of the separation agreement, his options will continue to vest until April 28, 2006, and all vested options are exercisable until sixty (60) days thereafter.

2004 Aggregated Option Exercises and Option Value

The following table sets forth, for the individuals named in the Summary Compensation Table, (i) information concerning options exercised during 2004, (ii) the number of shares of our Class A common stock underlying unexercised options at year-end 2004, and (iii) the value of unexercised “in-the-money’’ options (i.e., the positive spread between the exercise price of outstanding options and the market value of our Class A common stock) on December 31, 2004.

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the
	Shares		Options at December 31,		Money Options at
	Acquired on	Value	2004 (#) (1)		December 31, 2004 ($) (2)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Carl E. Vogel (3)	—	—	2,499,999	3,230,001	—	—
Margaret A. Bellville (4)	—	—	385,416	314,584	254,375	75,625
Derek Chang	—	—	87,500	397,500	—	—
Steven A. Schumm (5)	—	—	182,500	502,500	—	—
Curtis S. Shaw	—	—	438,833	420,167	—	—
Michael J. Lovett	—	—	25,000	247,000	—	—

(1)	Options granted prior to 2001 and under the 1999 Charter Communications Option Plan, when vested, are exercisable for membership units of Charter Holdco which are immediately exchanged on a one-for-one basis for shares of our Class A common stock upon exercise of the option. Options granted under the 2001 Stock Incentive Plan and after 2000 are exercisable for shares of our Class A common stock.

(2)	Based on a per share market value (closing price) of $2.24 as of December 31, 2004 for our Class A common stock.

(3)	Mr. Vogel’s employment terminated on January 17, 2005. Under the terms of the separation agreement, his options will continue to vest until December 31, 2005, and all vested options are exercisable until sixty (60) days thereafter.

(4)	Ms. Bellville terminated employment on September 30, 2004. Under the terms of the separation agreement, her options will continue to vest until December 31, 2005, and all vested options are exercisable until sixty (60) days thereafter.

(5)	Mr. Schumm’s employment terminated on January 28, 2005. Under the terms of the separation agreement, his options will continue to vest until April 28, 2006, and all vested options are exercisable until sixty (60) days thereafter.

Option/Stock Incentive Plans

The Plans. We have granted stock options, restricted stock and other incentive compensation under two plans — the 1999 Charter Communications Option Plan and the 2001 Stock Incentive Plan. The 1999 Charter Communications Option Plan provided for the grant of options to purchase membership units in Charter Holdco to current and prospective employees and consultants of Charter Holdco and its affiliates and to our current and prospective non-employee directors. Membership units received upon exercise of any options are immediately exchanged for shares of Charter Class A common stock on a one-for-one basis.

The 2001 Stock Incentive Plan provides for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 3,000,000 shares) as each term is defined in the 2001 Stock Incentive Plan. Employees, officers, consultants and directors of Charter and its subsidiaries and affiliates are eligible to receive grants under the 2001 Stock Incentive Plan. Generally, options expire 10 years from the grant date. Unless sooner terminated by our board of directors, the 2001 Stock Incentive Plan will terminate on February 12, 2011, and no option or award can be granted thereafter.

Together, the plans allow for the issuance of up to a total of 90,000,000 shares of our Class A common stock (or units exchangeable for our Class A common stock). Any shares covered by options that are terminated under the 1999 Charter Communications Option Plan will be transferred to the 2001 Stock Incentive Plan, and no new options will be granted under the 1999 Charter Communications Option Plan. At December 31, 2004, 1,004,848 shares had been issued under the plans upon exercise of options, 187,699 had been issued upon vesting of restricted stock granted under the plans, and 2,076,860 shares were subject to future vesting under restricted stock agreements. Of the remaining 86,730,593 shares covered by the plans, as of December 31, 2004, 24,834,513 were subject to outstanding options (31% of which were vested), and there were 6,899,600 performance shares granted under Charter’s Long-Term Incentive Program as of December 31, 2004, to vest on the third anniversary of the date of grant conditional upon Charter’s performance against certain financial targets approved by Charter’s board of directors at the time of the award. As of December 31, 2004, 54,996,480 shares remained available for future grants under the plans.

The plans authorize the repricing of options, which could include reducing the exercise price per share of any outstanding option, permitting the cancellation, forfeiture or tender of outstanding options in exchange for other awards or for new options with a lower exercise price per share, or repricing or replacing any outstanding options by any other method.

In January 2004, the Compensation Committee of our board of directors approved our Long-Term Incentive Program, or LTIP, which is a program administered under the 2001 Stock Incentive Plan. Under the LTIP, employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees were eligible to receive stock options and performance shares. The stock options vest 25% on each of the first four anniversaries of the date of grant. The performance shares vest at the end of a three-year performance cycle and shares of Class A common stock are issued, conditional upon our performance against financial performance measures established by our management and approved by the board of directors as of the time of the award. We granted 6,899,600 million performance shares in January 2004 under this program and recognized expense of $8 million in the first three quarters of 2004. However, in the fourth quarter of 2004, we reversed the entire $8 million of expense based on our assessment of the probability of achieving the financial performance measures established by management and required to be met for the performance shares to vest.

The 2001 Stock Incentive Plan must be administered by, and grants and awards to eligible individuals must be approved by our board of directors or a committee thereof consisting solely of nonemployee directors as defined in Section 16b-3 under the Securities Exchange Act of 1934, as amended. The board of directors or such committee determines the terms of each stock option grant, restricted stock grant or other award at the time of grant, including the exercise price to be paid for the shares, the vesting schedule for each option, the price, if any, to be paid by the grantee for the restricted stock, the restrictions placed on the shares, and the time or times when the restrictions will lapse. The board of directors or such committee also has the power to accelerate the vesting of any grant or extend the term thereof.

Upon a change of control of Charter, the board of directors or the administering committee can shorten the exercise period of any option, have the survivor or successor entity assume the options with appropriate adjustments, or cancel options and pay out in cash. If an optionee’s or grantee’s employment is terminated without “cause” or for “good reason” following a “change in control” (as those terms are defined in the plans), unless otherwise provided in an agreement, with respect to such optionee’s or grantee’s awards under the plans, all outstanding options will become immediately and fully exercisable, all outstanding stock appreciation rights will become immediately and fully exercisable, the restrictions on the outstanding restricted stock will lapse, and all of the outstanding performance shares will vest and the restrictions on all of the outstanding performance shares will lapse as if all performance objectives had been satisfied at the maximum level.

February 2004 Option Exchange. In January 2004, we offered employees of Charter and its subsidiaries the right to exchange all stock options (vested and unvested) under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. Based on a sliding exchange ratio, which varied depending on the exercise price of an employee’s outstanding options, if an employee would have received more than 400 shares of restricted stock in exchange for tendered options, we issued to that employee shares of restricted stock in the exchange. If, based on the exchange ratios, an employee would have received 400 or fewer shares of restricted stock in exchange for tendered options, we instead paid to the employee cash in an amount equal to the number of shares the employee would have received multiplied by $5.00. The offer applied to options to purchase a total of 22,929,573 shares of Class A common stock, or approximately 48% of our 47,882,365 total options (vested and unvested) issued and outstanding as of December 31, 2003. Participation by employees was voluntary. Non-employee members of the board of directors of Charter or any of its subsidiaries were not eligible to participate in the exchange offer.

In the closing of the exchange offer on February 20, 2004, we accepted for cancellation eligible options to purchase approximately 18,137,664 shares of our Class A common stock. In exchange, we granted approximately 1,966,686 shares of restricted stock, including 460,777 performance shares to eligible employees of the rank of senior vice president and above, and paid a total cash amount of approximately $4 million (which amount includes applicable withholding taxes) to those employees who received cash rather than shares of restricted stock. The restricted stock was granted on February 25, 2004. Employees tendered approximately 79% of the options eligible to be exchanged under the program.

The cost of the stock option exchange program was approximately $10 million, with a 2004 cash compensation expense of approximately $4 million and a non-cash compensation expense of approximately $6 million to be expensed ratably over the three-year vesting period of the restricted stock issued in the exchange.

Employment Arrangements

Messrs. May and Chang serve pursuant to letter agreements described below. Mr. Vogel and Ms. Bellville are no longer employees, but served during 2004 pursuant to employment agreements as described below.

Charter entered into an agreement with Robert P. May, effective January 17, 2005, whereby Mr. May serves as Charter’s Interim President and Chief Executive Officer (the “May Executive Services Agreement’’). Under the May Executive Services Agreement, Mr. May receives a $1,250,000 base fee per year. If Mr. May becomes Charter’s permanent President and Chief Executive Officer or is terminated without cause, Mr. May will be eligible to receive a one-time discretionary bonus up to 100% of the actual base fee paid to him for his interim service under the agreement, based on individual and company performance. Mr. May will continue to receive the compensation and reimbursement of expenses to which he is entitled in his capacity as a member of the board of directors. Mr. May may terminate the May Executive Services Agreement on thirty (30) days notice. Charter may terminate such agreement upon three (3) months notice, and Charter may elect at its discretion to pay Mr. May the base rate for such period in lieu of all or part of the notice. Subject to the approval of the board of directors or a suitable committee thereof, Mr. May will be granted options to purchase shares of Charter Class A common stock and/or receive a grant of restricted stock pursuant to the Charter Communications, Inc. 2001 Stock Incentive Plan, the number and terms of which will be determined as soon as practicable. Mr. May serves as an independent contractor and is not entitled to any vacation or eligible to participate in any employee benefit programs of Charter. Charter will reimburse Mr. May for reasonable transportation costs from Mr. May’s residence in Florida or other locations to Charter’s offices and will provide temporary living quarters or reimburse expenses related thereto.

Mr. Chang is employed under the terms contained in an offer letter effective December 2, 2003 providing for an annual base salary of $400,000 (which has since been increased to $450,000 per year) and eligibility for an annual incentive target of 100% of the base salary (based on a combination of personal performance goals and overall company performance). Mr. Chang is also eligible to participate in our 2001 Stock Incentive Plan. Under this plan, Mr. Chang was granted 350,000 options to purchase Class A common stock and 50,000 restricted shares on December 9, 2003. Mr. Chang is also entitled to participate in our LTIP. Mr. Chang’s agreement provides that one half of each of his unvested restricted shares would immediately vest, and one half of his unvested options of the initial option grant would vest if he is terminated without cause or if he elects to terminate his employment due to (1) a change in our Chief Executive Officer, (2) a change in reporting relationship to anyone other than the Chief Executive Officer, (3) a requirement that the employee relocate, or (4) a change of control of Charter, if terminated without cause. In addition, Mr. Chang would be entitled to eighteen months of full severance benefits at his current compensation rate, plus the pro rata portion of his bonus amounts within thirty days after termination because of any of these events. In light of Mr. Vogel’s resignation, Charter and Mr. Chang have agreed that he will have until April 15, 2005 to exercise his right to terminate his employment and receive the foregoing vesting, severance and other benefits. In addition, Charter has agreed that it will pay Mr. Chang a special $150,000 bonus, in addition to any other bonuses to which he may be otherwise entitled, conditioned on Mr. Chang’s continued service as Interim co-Chief Financial Officer through March 31, 2005, or any earlier date on which Charter may appoint a new permanent Chief Financial Officer, and on his continued employment with Charter when the bonus is payable in March 2005. Mr. Chang has informed Charter of his intention to resign effective April 15, 2005.

Until his resignation in January 2005, Mr. Vogel was employed as President and Chief Executive Officer, earning a base annual salary of $1,000,000 and was eligible to receive an annual bonus of up to $500,000, a portion of which was based on personal performance goals and a portion of which was based on company performance measured against criteria established by the board with Mr. Vogel. Pursuant to his employment agreement, Mr. Vogel was granted 3,400,000 options to purchase Class A common stock and 50,000 shares of restricted stock under our 2001 Stock Incentive Plan. In the February 2004 option exchange, Mr. Vogel exchanged his 3,400,000 options for 340,000 shares of restricted stock and 340,000 performance shares. Mr. Vogel’s initial 50,000 restricted shares vested 25% on the grant date, with the remainder vesting in 36 equal monthly installments beginning December 2002. The 340,000 shares of restricted stock were to vest over a three-year period, with one-third of the shares vesting on each of the first three anniversaries of the grant date. The 340,000 performance shares were to vest at the end of a three-year period if certain financial criteria were met. Mr. Vogel’s agreement provided that, if Mr. Vogel is terminated without cause or if Mr. Vogel terminated the agreement for good reason, he is entitled to his aggregate base salary due during the remainder of the term and full prorated benefits and bonus for the year in which termination occurs. Mr. Vogel’s agreement included a covenant not to compete for the balance of the initial term or any renewal term, but no more than one year in the event of termination without cause or by Mr. Vogel with good reason. Mr. Vogel’s agreement entitled him to participate in any disability insurance, pensions or other benefit plans afforded to employees generally or to our executives, including our LTIP. We agreed to reimburse Mr. Vogel annually for the cost of term life insurance in the amount of $5 million, although he declined this reimbursement in 2002, 2003 and 2004. Mr. Vogel was entitled to reimbursement of fees and dues for his membership in a country club of his choice, which he declined in 2002, 2003 and 2004, and reimbursement for up to $10,000 per year for tax, legal and financial planning services. His agreement also provided for a car and associated expenses for Mr. Vogel’s use. Mr. Vogel’s agreement provided for automatic one-year renewals and also provided that we would cause him to be elected to our board of directors without any additional compensation.

In February 2005, Charter entered into an agreement with Mr. Vogel setting forth the terms of his resignation. Under the terms of the agreement, Mr. Vogel received in February 2005 all accrued and unpaid base salary and vacation pay through the date of resignation and a lump sum payment equal to the remainder of his base salary during 2005 (totaling $953,425). In addition, he will receive a lump sum cash payment of $500,000 at December 31, 2005, which is subject to reduction to the extent of compensation attributable to certain competitive activities.

Mr. Vogel will continue to receive certain health benefits during 2005 and COBRA premiums for such health insurance coverage for 18 months thereafter. All of his outstanding stock options, as well as his restricted stock granted in 2004 (excluding 340,000 shares of restricted stock granted as “performance units”, which will automatically be forfeited), will continue to vest through December 31, 2005. In addition, one-half of the remaining unvested portion of his 2001 restricted stock grant will vest immediately, and the other half was forfeited. Mr. Vogel will have 60 days after December 31, 2005 to exercise any outstanding vested stock options. Under the agreement, Mr. Vogel waived any further right to any bonus or incentive plan participation and provided certain releases of claims against Charter and its subsidiaries from any claims arising out of or based upon any facts occurring prior to the date of the agreement, but Charter will continue to provide Mr. Vogel certain indemnification rights and to include Mr. Vogel in its director and officer liability insurance for a period of six years. Charter and its subsidiaries also agreed to provide releases of certain claims against Mr. Vogel with certain exceptions reserved. Mr. Vogel has also agreed, with limited exceptions that he will continue to be bound by the covenant not to compete, confidentiality and non-disparagement provisions contained in his 2001 employment agreement.

Ms. Bellville was employed as Executive Vice President, Chief Operating Officer. Until her resignation in September 2004, she was employed under an employment agreement entered into as of April 27, 2003, that would have terminated on September 1, 2007. Her annual base salary was $625,000 and she was eligible to receive an annual bonus in an amount to be determined by our board of directors, with a contractual minimum for 2003 of $203,125. Commencing in 2004, Ms. Bellville would have been eligible to receive a target annual bonus equal to 100% of her base salary for the applicable year at the discretion of the board of directors, 50% to be based on personal performance goals and 50% to be based on overall company performance. Under a prior offer letter dated December 3, 2002, Ms. Bellville was granted 500,000 options to purchase shares of our Class A common stock, which vested 25% on the date of the grant (December 9, 2002), with the balance to vest in 36 equal installments commencing January 2003. Ms. Bellville’s employment agreement provided that if she was terminated without cause or if she terminated the agreement for good reason (including due to a change in control or if Ms. Bellville was required to report, directly or indirectly, to persons other than the Chief Executive Officer), we would pay Ms. Bellville an amount equal to the aggregate base salary due to Ms. Bellville during the remainder of the term, or renewal term and a full prorated bonus for the year in which the termination occurs, within thirty days of termination. Ms. Bellville’s agreement included a covenant not to compete for the balance of the initial term or any renewal term, but no more than one year, in the event of termination without cause or by her with good reason. Her agreement further provided that she was entitled to participate in any disability insurance, pension or other benefit plan afforded to employees generally or to executives, including our LTIP. Ms. Bellville was entitled to a monthly car allowance and reimbursement for all business expenses associated with the use of such car. Ms. Bellville’s agreement provided that she was entitled to the reimbursement of dues for her membership in a country club of her choice, and reimbursement for up to $5,000 per year for tax, legal and financial planning services. Her base salary may have been increased at the discretion of our board of directors. Ms. Bellville’s agreement provided for automatic one-year renewals.

On September 16, 2004, Charter entered into an agreement with Ms. Bellville governing the terms and conditions of her resignation as an officer and employee of Charter. Under the terms of this agreement, Ms. Bellville has the right to receive 65 weeks of base pay based on an annual base of $625,000, plus usual compensation for all accrued vacation and other leave time. Her options to purchase 700,000 shares of Class A common stock will continue to vest during the salary continuation period. Ms. Bellville will have 60 days after the expiration of the salary continuation period to exercise any outstanding vested options at the applicable exercise prices established at each grant date. To date, Ms. Bellville has exercised her options to purchase 350,000 shares. Ms. Bellville is entitled to receive relocation benefits under Charter’s current relocation policy with respect to a move to a specified geographic area and will be provided outplacement assistance for 6 months following the date of her separation from Charter. Her resignation was effective September 30, 2004. The agreement provides that the previously existing employment agreement would terminate, except for certain ongoing obligations on Ms. Bellville’s part concerning confidentiality, non-solicitation and non-disparagement. The contractual restriction on her ability to solicit current Charter employees does not apply to persons who, at the time of solicitation, have not worked for Charter in the prior 6 months and are not receiving severance from Charter. In addition, the non-competition provisions of her employment agreement were waived. Under the agreement, Ms. Bellville waived a right to any bonus or incentive plan and released Charter from any claims arising out of or based upon any facts occurring prior to the date of the agreement, but Charter will continue to provide Ms. Bellville certain indemnification rights for that period.

In addition to the indemnification provisions which apply to all employees under our bylaws, Mr. Vogel’s and Ms. Bellville’s agreements provide that we will indemnify and hold harmless each employee to the maximum extent permitted by law from and against any claims, damages, liabilities, losses, costs or expenses in connection with or arising out of the performance by the applicable employee of his or her duties. Each of the above agreements also contains confidentiality and non-solicitation provisions.

Effective January 28, 2005, we eliminated the position of Chief Administrative Officer, resulting in the termination of employment of Steven A. Schumm, Executive Vice President and Chief Administrative Officer from Charter and each of our subsidiaries for which Mr. Schumm served as an officer. Pursuant to a Separation Agreement executed on February 8, 2005, we will continue to pay Mr. Schumm’s base salary for 65 weeks at an annual rate of $450,000, and Mr. Schumm will be paid a bonus of $15,815 at such time as other executives receive their bonuses. Mr. Schumm’s stock options will continue to vest during the 65-week severance period, and he will have 60 days thereafter to exercise any vested options.

We have established separation guidelines which generally apply to all employees in situations where management determines that an employee is entitled to severance benefits. Severance benefits are granted solely in management’s discretion and are not an employee entitlement or guaranteed benefit. The guidelines provide that persons employed at the level of Senior Vice President may be eligible to receive between six and fifteen months of severance benefits and persons employed at the level of Executive Vice President may be eligible to receive between nine and eighteen months of severance benefits in the event of separation under certain circumstances generally including elimination of a position, work unit or general staff reduction. Separation benefits are contingent upon the signing of a separation agreement containing certain provisions including a release of all claims against us. Severance amounts paid under these guidelines are distinct and separate from any one-time, special or enhanced severance programs that may be approved by us from time to time.

Our senior executives are eligible to receive bonuses according to our 2005 Executive Bonus Plan. Under this plan, our executive officers and certain other management and professional employees are eligible to receive an annual bonus. Each participating employee would receive his or her target bonus if Charter (or such employee’s division) meets specified performance measures for revenues, operating cash flow, free cash flow and customer satisfaction.

Limitation of Directors’ Liability and Indemnification Matters

Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. The Delaware General Corporation Law provides that a corporation may eliminate or limit the personal liability of a director for monetary damages for breach of fiduciary duty as a director, except for liability for:

(1) any breach of the director’s duty of loyalty to the corporation and its shareholders;

(2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

(3) unlawful payments of dividends or unlawful stock purchases or redemptions; or

(4) any transaction from which the director derived an improper personal benefit.

Our bylaws provide that we will indemnify all persons whom we may indemnify pursuant thereto to the fullest extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

We have reimbursed certain of our current and former directors, officers and employees in connection with their defense in certain legal actions. See “Item 13. Certain Relationships and Related Transactions — Other Miscellaneous Relationships — Indemnification Advances.’’

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Beneficial Ownership of Securities

The following table sets forth certain information regarding beneficial ownership of Charter’s Class A common stock as of January 31, 2005 by:

•	each person currently serving as a director of Charter;

•	the current chief executive officer and individuals named in the Summary Compensation Table;

•	all persons currently serving as directors and officers of Charter, as a group; and

•	each person known by us to own beneficially 5% or more of our outstanding Class A common stock.

With respect to the percentage of voting power set forth in the following table:

•	each holder of Class A common stock is entitled to one vote per share; and

•	each holder of Class B common stock is entitled to (i) ten votes per share of Class B common stock held by such holder and its affiliates and (ii) ten votes per share of Class B Common Stock for which membership units in Charter Holdco held by such holder and its affiliates are exchangeable.

			Class A
		Unvested	Shares		Class B
	Number of	Restricted	Receivable		Shares
	Class A	Class A	on Exercise		Issuable
	Shares	Shares	of Vested	Number of	upon		% of
	(Voting and	(Voting	Options or Other	Class B	Exchange or	% of	Voting
Name and Address of	Investment	Power Only)	Convertible	Shares	Conversion of	Equity	Power
Beneficial Owner	Power)(1)	(2)	Securities (3)	Owned	Units (4)	(4)(5)	(5)(6)
Paul G. Allen (7)	29,126,463	15,823	10,000	50,000	339,132,031	57.19%	92.54%
Charter Investment, Inc. (8)					222,818,858	42.23%	*
Vulcan Cable III Inc. (9)					116,313,173	27.62%	*
Robert P. May (10)		19,685				*	*
John H. Tory	14,182	15,823	40,000			*	*
Marc B. Nathanson	399,882	15,823	50,000			*	*
Charles M. Lillis (11)	11,429	18,416				*	*
David C. Merritt	9,882	15,823				*	*
Jo Allen Patton (12)		10,977				*	*
W. Lance Conn (13)		19,231				*	*
Jonathan L. Dolgen (10)		19,685				*	*
Larry W. Wangberg	12,882	15,823	40,000			*	*
Derek Chang	22,500	37,500	121,250
Curtis S. Shaw	5,000		489,250			*	*
Michael J. Lovett	7,500		44,375			*	*
All current directors and executive officers as a group (15 persons)	29,619,923	225,620	1,096,750	50,000	339,132,031	57.32%	92.56%
Carl E. Vogel (14)	208,126	226,666	735,625			*	*
Margaret A. Bellville (15)			106,249			*	*
Steven A. Schumm (16)	23,276	43,548	216,250			*	*
Mark Cuban (17)	19,000,000					6.23%	*
Wallace R. Weitz & Company (18)	26,000,000					8.53%	*
Amaranth L.L.C. (19)			21,322,312			6.54%

*	Less than 1%.

(1)	Includes shares for which the named person has sole voting and investment power; or shared voting and investment power with a spouse. Does not include shares that may be acquired through exercise of options.

(2)	Includes unvested shares of restricted stock issued under the Charter Communications, Inc. 2001 Stock Incentive Plan (including those issued in the February 2004 option exchange for those eligible employees who elected to participate), as to which the applicable director or employee has sole voting power but not investment power. Excludes certain performance units granted under the Charter 2001 Stock Incentive Plan with respect to which shares will not be issued until the third anniversary of the grant date and then only if Charter meets certain performance criteria (and which consequently do not provide the holder with any voting rights).

(3)	Includes shares of Class A common stock issuable upon exercise of options that have vested or will vest on or before April 1, 2005 under the 1999 Charter Communications Option Plan and the 2001 Stock Incentive Plan.

(4)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. The beneficial owners at December 31, 2004 of Class B common stock, Charter Holdco membership units and convertible senior notes of Charter are deemed to be beneficial owners of an equal number of shares of Class A common stock because such holdings are either convertible into Class A shares (in the case of Class B shares and convertible senior notes) or exchangeable (directly or indirectly) for Class A shares (in the case of the membership units) on a one-for-one basis. Unless otherwise noted, the named holders have sole investment and voting power with respect to the shares listed as beneficially owned. An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII, LLC membership interests following the consummation of the Bresnan put transaction on June 6, 2003. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII.”

(5)	The calculation of this percentage assumes for each person that:

•	304,795,728 shares of Class A common stock are issued and outstanding as of January 31, 2005;

•	50,000 shares of Class B common stock held by Mr. Allen have been converted into shares of Class A common stock;

•	the acquisition by such person of all shares of Class A common stock that such person or affiliates of such person has the right to acquire upon exchange of membership units in subsidiaries or conversion of Series A Convertible Redeemable Preferred Stock or 5.875% or 4.75% convertible senior notes;

•	the acquisition by such person of all shares that may be acquired upon exercise of options to purchase shares or exchangeable membership units that have vested or will vest by March 1, 2005; and

•	that none of the other listed persons or entities has received any shares of Class A common stock that are issuable to any of such persons pursuant to the exercise of options or otherwise.

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

(6)	The calculation of this percentage assumes that Mr. Allen’s equity interests are retained in the form that maximizes voting power (i.e., the 50,000 shares of Class B common stock held by Mr. Allen have not been converted into shares of Class A common stock; that the membership units of Charter Holdco owned by each of Vulcan Cable III Inc. and Charter Investment, Inc. have not been exchanged for shares of Class A common stock).

(7)	The total listed includes:

•	222,818,858 membership units in Charter Holdco held by Charter Investment, Inc.; and

•	116,313,173 membership units in Charter Holdco held by Vulcan Cable III Inc.

The listed total excludes 24,273,943 shares of Class A common stock issuable upon exchange of units of Charter Holdco, which may be issuable to Charter Investment, Inc. (which is owned by Mr. Allen) as a consequence of the closing of his purchase of the membership interests in CC VIII, LLC that were put to Mr. Allen and were purchased by him on June 6, 2003. An issue has arisen regarding the ultimate ownership of such CC VIII, LLC membership interests following the consummation of such put transaction. See “Item 13. Certain Relationships and Related Transactions — Transactions Arising out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries — Equity Put Rights — CC VIII.”

The address of this person is: 505 Fifth Avenue South, Suite 900, Seattle, WA 98104.

(8)	Includes 222,818,858 membership units in Charter Holdco, which are exchangeable for shares of Class B common stock on a one-for-one basis, which are convertible to shares of Class A common stock on a one-for-one basis. The address of this person is Charter Plaza, 12405 Powerscourt Drive, St. Louis, MO 63131.

(9)	Includes 116,313,173 membership units in Charter Holdco, which are exchangeable for shares of Class B common stock on a one-for-one basis, which are convertible to shares of Class A common stock on a one-for-one basis. The address of this person is: 505 Fifth Avenue South, Suite 900, Seattle, WA 98104.

(10)	Mr. May and Mr. Dolgen were elected to the board of directors of Charter on October 21, 2004 and were each granted 19,685 shares on October 21, 2004 which will fully vest on October 21, 2005.

(11)	Mr. Lillis was granted 11,429 shares of restricted Class A common stock on October 3, 2003, which vested fully on October 3, 2004. He was granted 18,416 shares of restricted Class A common stock on October 3, 2004, which will vest fully on October 3, 2005.

(12)	Ms. Patton was appointed to the board of directors of Charter on April 27, 2004 and was granted 10,997 shares on that date which will vest fully on April 27, 2005.

(13)	Mr. Conn was elected to the board of directors of Charter on September 24, 2004 and was granted 19,231 shares on September 30, 2004, which will vest fully on September 30, 2005.

(14)	Mr. Vogel terminated his employment effective on January 17, 2005. His stock options and restricted stock shown in this table continue to vest through December 31, 2005, and his options will be exercisable for another 60 days thereafter.

(15)	Ms. Bellville resigned from Charter effective September 30, 2004. Under the terms of her separation agreement, her options will continue to vest until December 31, 2005, and all vested options are exercisable until sixty (60) days thereafter.

(16)	Includes 1,000 shares for which Mr. Schumm has shared investment and voting power. Mr. Schumm’s employment was terminated effective January 28, 2005. His stock options and restricted stock shown in this table continue to vest for 65 weeks following his termination, and his options will be exercisable for another 60 days thereafter.

(17)	The equity ownership reported in this table is based upon holder’s Schedule 13G filed with the SEC May 21, 2003. The address of this person is: 5424 Deloache, Dallas, Texas 75220.

(18)	The equity ownership reported in this table, for both the named holder and its president and primary owner, Wallace R. Weitz, is based upon holders’ Schedule 13G filed with the SEC on January 12, 2005, and reflects the holders’ ownership in its capacity as an investment advisor and not ownership for its own account. The address of this person is: 1125 South 103rd Street, Suite 600, Omaha, Nebraska 68124-6008.

(19)	The equity ownership reported in this table is based upon holder’s Schedule 13G filed with the SEC February 2, 2005. The address of this person is: c/o Amaranth Advisors L.L.C., One American Lane, Greenwich, Connecticut, 06831.

Securities authorized for issuance under equity compensation plans

The following information is provided as of December 31, 2004 with respect to equity compensation plans:

	Number of securities			Number of securities
	to be issued upon		Weighted average	remaining available
	exercise of outstanding		exercise price of	for future issuance
	options, warrants		outstanding options,	under equity
Plan Category	and rights		warrants and rights	compensation plans
Equity compensation plans approved by security holders	24,834,513	(1)	$6.57	54,701,158
Equity compensation plans not approved by security holders	475,653	(2)	$10.39	—

TOTAL	25,310,166		$6.64	54,701,158

(1)	This total does not include 2,076,860 shares issued pursuant to restricted stock grants made under our 2001 Stock Incentive Plan, which were subject to vesting based on continued employment or 6,899,600 performance shares issued under our LTIP plan, which were subject to vesting upon achievement of certain performance criteria.

(2)	Includes shares of Class A common stock to be issued upon exercise of options granted pursuant to an individual compensation agreement with a consultant. We have agreed to exchange 186,385 of these options for 18,638 shares of Class A common stock.

Item 13. Certain Relationships and Related Transactions.

The following sets forth certain transactions in which we are involved and in which the directors, executive officers and affiliates of Charter have or may have a material interest. The transactions fall generally into three broad categories:

•	Transactions in which Mr. Allen has an interest that arise directly out of Mr. Allen’s investment in Charter and Charter Holdco. A large number of the transactions described below arise out of Mr. Allen’s direct and indirect (through Charter Investment, Inc., or the Vulcan entities, each of which Mr. Allen controls) investment in Charter and its subsidiaries, as well as commitments made as consideration for the investments themselves.

•	Transactions with third party providers of products, services and content in which Mr. Allen has or had a material interest. Mr. Allen has had numerous investments in the areas of technology and media. We have a number of commercial relationships with third parties in which Mr. Allen has or had an interest.

•	Other Miscellaneous Transactions. We have a limited number of transactions in which certain of the officers, directors and principal shareholders of Charter and its subsidiaries, other than Mr. Allen, have an interest.

A number of our debt instruments and those of our subsidiaries require delivery of fairness opinions for transactions with Mr. Allen or his affiliates involving more than $50 million. Such fairness opinions have been obtained whenever required. All of our transactions with Mr. Allen or his affiliates have been considered for approval either by the board of directors of Charter or a committee of the board of directors and, in compliance with corporate governance requirements, all related party transactions are considered by Charter’s Audit Committee comprised entirely of independent directors. All of our transactions with Mr. Allen or his affiliates have been deemed by the board of directors or a committee of the board of directors to be in our best interest. Except where noted below, we do not believe that these transactions present any unusual risks for us that would not be present in any similar commercial transaction.

The chart below summarizes certain information with respect to these transactions. Additional information regarding these transactions is provided following the chart.

Interested
Transaction	Related Party	Description of Transaction
Intercompany Management Arrangements	Paul G. Allen	Subsidiaries of Charter Holdco paid Charter approximately $90 million for management services rendered in 2004.

Mutual Services Agreement	Paul G. Allen	Charter paid Charter Holdco $74 million for services rendered in 2004.

Previous Management Agreement	Paul G. Allen	No fees were paid in 2004, although total management fees accrued and payable to Charter Investment, Inc., exclusive of interest, were approximately $14 million at December 31, 2004.

Channel Access Agreement	Paul G. Allen W. Lance Conn Jo Allen Patton	At Vulcan Ventures’ request, we will provide Vulcan Ventures with exclusive rights for carriage on eight of our digital cable channels as partial consideration for a 1999 capital contribution of approximately $1.3 billion.

Equity Put Rights	Paul G. Allen	Certain sellers of cable systems that we acquired were granted, or previously had the right, as described below,

Interested
Transaction	Related Party	Description of Transaction
to put to Paul Allen equity in Charter and CC VIII, LLC issued to such sellers in connection with such acquisitions.

Mirror Securities	Paul G. Allen W. Lance Conn Jo Allen Patton	To comply with the organizational documents of Charter and Charter Holdco, Charter Holdco issued certain mirror securities to Charter, redeemed certain other mirror securities, and paid interest and dividends on outstanding mirror notes and preferred units.

TechTV Carriage Agreement	Paul G. Allen W. Lance Conn Jo Allen Patton William D. Savoy Larry W. Wangberg	We recorded approximately $5 million from TechTV under the affiliation agreement in 2004 related to launch incentives as a reduction of programming expense and paid TechTV approximately $2 million.

Oxygen Media Corporation Carriage Agreement	Paul G. Allen W. Lance Conn Jo Allen Patton	We paid Oxygen Media approximately $13 million under a carriage agreement in exchange for programming in 2004. We recorded approximately $1 million in 2004 from Oxygen Media related to launch incentives as a reduction of programming expense. We will receive 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share in March 2005. We recognized approximately $13 million as a reduction of programming expense in 2004, in recognition of the guaranteed value of the investment.

Portland Trail Blazers Carriage Agreement	Paul G. Allen	We paid approximately $96,100 for rights to carry the cable broadcast of certain Trail Blazers basketball games in 2004.

Digeo, Inc. Broadband Carriage Agreement	Paul G. Allen William D. Savoy Carl E. Vogel	We paid Digeo approximately $3 million for customized development of the i-channels and the local content tool kit in 2004. We entered into a license agreement in 2004 for the Digeo software that runs DVR units purchased from a third party. Charter paid approximately $474,400 in license and maintenance fees in 2004. In 2004, we executed a purchase agreement for the purchase of up to 70,000 DVR units and a related software license agreement, both subject to satisfaction of certain conditions.

Viacom Networks	Jonathan L. Dolgen	We are party to certain affiliation agreements with networks of Viacom, pursuant to which Viacom provides Charter with programming for distribution via our cable systems. For the year ended December 31, 2004, Charter paid Viacom approximately $194 million for programming and Charter recorded as receivables approximately $8 million from Viacom for launch incentives and marketing support.

ADC Telecommunications Inc.	Larry W. Wangberg	We paid $344,800 to purchase certain access/network equipment in 2004.

HDNet and HDNet Movies Network	Mark Cuban	Charter Holdco is party to an agreement to carry two around-the-clock, high definition networks, HDNet and HDNet Movies. We paid HDNet and HDNet Movies approximately $609,100 in 2004.

Affiliate lease agreement	David L. McCall	We paid approximately $43,400 in 2004 under an office

Interested
Transaction	Related Party	Description of Transaction
lease agreement to a partnership controlled by Mr. McCall, a former executive officer who resigned in January 2003.

Carriage fees	David C. Merritt	We paid approximately $1 million in 2004 to carry The Outdoor Channel. Mr. Merritt is a director of an affiliate of this channel.

Payment for relative’s services	Carl E. Vogel	During all of 2004, Mr. Vogel’s brother-in-law was an employee of Charter Holdco and was paid a salary commensurate with his position in the engineering department.

Indemnification Advances	Current and former directors and current and former officers named in certain legal proceedings	Charter reimbursed certain of its current and former directors and executive officers a total of approximately $3 million for costs incurred in connection with litigation matters in 2004.

The following sets forth additional information regarding the transactions summarized above.

Transactions Arising Out of Our Organizational Structure and Mr. Allen’s Investment in Charter Communications, Inc. and Its Subsidiaries

As noted above, a number of our related party transactions arise out of Mr. Allen’s investment in Charter and its subsidiaries. Some of these transactions are with Charter Investment, Inc. and Vulcan Ventures (both owned 100% by Mr. Allen), Charter (controlled by Mr. Allen) and Charter Holdco (approximately 47% owned by us and 53% owned by other affiliates of Mr. Allen). See “Item 1. Business — Organizational Chart” for more information regarding the ownership by Mr. Allen and certain of his affiliates.

Intercompany Management Arrangements.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries. Under these agreements, Charter provides management services for the cable systems owned or operated by its subsidiaries. These management agreements provide for reimbursement to Charter for all costs and expenses incurred by it attributable to the ownership and operation of the managed cable systems (referred to as “company expenses”), plus an additional fee to reimburse additional costs incurred by Charter that are not in the nature of company expenses (such as corporate overhead, administration and salary expense). The management agreements covering the CC VI, CC VII, and CC VIII companies limit the additional fee that is not in respect of company expenses to 5%, 5%, and 3.5%, respectively, of their respective gross revenues. Under the arrangement covering all of our other operating subsidiaries, there is no limit on the dollar amount or percentage of revenues payable as this additional fee.

However, the total amount paid by Charter Holdco and all of its subsidiaries is limited to the amount necessary to reimburse Charter for all of its expenses, costs, losses, liabilities and damages paid or incurred by it in connection with the performance of its services under the various management agreements and in connection with its corporate overhead, administration, salary expense and similar items. The expenses subject to reimbursement include fees Charter is obligated to pay under the mutual services agreement with Charter Investment, Inc. Payment of management fees by Charter’s operating subsidiaries is subject to certain restrictions under the credit facilities and indentures of such subsidiaries and the indentures governing the Charter Holdings public debt. If any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries. Any deferred amount of the management fee will bear interest at the rate of 10% per year, compounded annually, from the date it was due and payable until the date it is paid. For the year ended December 31, 2004, the subsidiaries of Charter Holdings paid a total of $90 million in management fees to Charter.

Mutual Services Agreement

Charter, Charter Holdco and Charter Investment, Inc. are parties to a mutual services agreement whereby each party shall provide rights and services to the other parties as may be reasonably requested for the management of the entities involved and their subsidiaries, including the cable systems owned by their subsidiaries all on a cost-reimbursement basis. The officers and employees of each party are available to the other parties to provide these rights and services, and all expenses and costs incurred in providing these rights and services are paid by Charter. Each of the parties will indemnify and hold harmless the other parties and their directors, officers and employees from and against any and all claims that may be made against any of them in connection with the mutual services agreement except due to its or their gross negligence or willful misconduct. The mutual services agreement expires on November 12, 2009, and may be terminated at any time by any party upon thirty days’ written notice to the other. For the year ended December 31, 2004, Charter paid approximately $74 million to Charter Holdco for services rendered pursuant to the mutual services agreement. All such amounts are reimbursable to Charter pursuant to a management arrangement with our subsidiaries. See “ — Intercompany Management Arrangements.” The accounts and balances related to these services eliminate in consolidation. Charter Investment, Inc. no longer provides services pursuant to this agreement.

Previous Management Agreement with Charter Investment, Inc.

Prior to November 12, 1999, Charter Investment, Inc. provided management and consulting services to our operating subsidiaries for a fee equal to 3.5% of the gross revenues of the systems then owned, plus reimbursement of expenses. The balance of management fees payable under the previous management agreement was accrued with payment at the discretion of Charter Investment, Inc., with interest payable on unpaid amounts. For the year ended December 31, 2004, Charter’s subsidiaries did not pay any fees to Charter Investment, Inc. to reduce management fees payable. As of December 31, 2004, total management fees payable by our subsidiaries to Charter Investment, Inc. were approximately $14 million, exclusive of any interest that may be charged.

Charter Communications Holding Company, LLC Limited Liability Agreement — Taxes

The limited liability company agreement of Charter Holdco contains special provisions regarding the allocation of tax losses and profits among its members — Vulcan Cable III Inc., Charter Investment, Inc. and us. In some situations, these provisions may cause us to pay more tax than would otherwise be due if Charter Holdco had allocated profits and losses among its members based generally on the number of common membership units. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes.”

Vulcan Ventures Channel Access Agreement

Vulcan Ventures, an entity controlled by Mr. Allen, Charter, Charter Investment and Charter Holdco are parties to an agreement dated September 21, 1999 granting to Vulcan Ventures the right to use up to eight of our digital cable channels as partial consideration for a prior capital contribution of $1.325 billion. Specifically, at Vulcan Ventures’ request, we will provide Vulcan Ventures with exclusive rights for carriage of up to eight digital cable television programming services or channels on each of the digital cable systems with local and to the extent available, national control of the digital product owned, operated, controlled or managed by Charter or its subsidiaries now or in the future of 550 megahertz or more. If the system offers digital services but has less than 550 megahertz of capacity, then the programming services will be equitably reduced. Upon request of Vulcan Ventures, we will attempt to reach a comprehensive programming agreement pursuant to which it will pay the programmer, if possible, a fee per digital video customer. If such fee arrangement is not achieved, then we and the programmer shall enter into a standard programming agreement. The initial term of the channel access agreement was 10 years, and the term extends by one additional year (such that the remaining term continues to be 10 years) on each anniversary date of the agreement unless either party provides the other with notice to the contrary at least 60 days prior to such anniversary date. To date, Vulcan Ventures has not requested to use any of these channels. However, in the future it is possible that Vulcan Ventures could require us to carry programming that is less profitable to us than the programming that we would otherwise carry and our results would suffer accordingly.

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

Mirror Securities

Charter is a holding company and its principal assets are its equity interest in Charter Holdco and certain mirror notes payable by Charter Holdco to Charter and mirror preferred units held by Charter, which have the same principal amount and terms as those of Charter’s convertible senior notes and Charter’s outstanding preferred stock. In 2004, Charter Holdco paid to Charter $49 million related to interest on the mirror notes, and Charter Holdco paid an additional $4 million related to dividends on the mirror preferred membership units. Further, during 2004 Charter Holdco issued 7,252,818 common membership units to Charter in cancellation of $30 million principal amount of mirror notes so as to mirror the issuance by Charter of Class A common stock in exchange for a like principal amount of its outstanding convertible notes. In addition, in connection with our November 2004 sale of the $862.5 million principal amount of 5.875% convertible senior notes due 2009, Charter Holdco issued to us mirror notes in identical principal amount in exchange for the proceeds from our offering. Charter Holdco then purchased and pledged certain U.S. government securities to us as security for the mirror notes (which were in turn repledged by us to the trustee for the benefit of holders of our 5.875% convertible senior notes and which we expect to use to fund the first six interest payments on the notes), and agreed to lend common units to us, the terms of which will, to the extent practicable, mirror the terms of the shares. Charter Holdco also redeemed the remaining $588 million principal amount of the mirror notes in respect of our 5.75% convertible senior notes due 2005 concurrently with our December 23, 2004 redemption of our 5.75% convertible senior notes. In addition, in December 2004, Charter Holdco entered into a unit lending agreement with Charter in which it agreed to lend common units to Charter that would mirror the anticipated loan of Class A common shares by Charter to Citigroup Global Markets pursuant to a share lending agreement. The members of Charter Holdco (including the entities controlled by Mr. Allen) also at that time entered into a letter agreement providing, among other things, that for purposes of the allocation provisions of the Limited Liability Company Agreement of Charter Holdco, the mirror units be treated as disregarded and not outstanding until such time (and except to the extent) that, under Charter’s share lending agreement, Charter treats the loaned shares in a manner that assumes they will neither be returned by Charter by the borrower nor otherwise be acquired by Charter in lieu of such a return.

Allocation of Business Opportunities with Mr. Allen

As described under “ — Third Party Business Relationships in which Mr. Allen has or had an Interest” in this section, Mr. Allen and a number of his affiliates have interests in various entities that provide services or programming to our subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter and Charter Holdco, under the terms of their respective organizational documents, may not, and may not allow their subsidiaries, to engage in any business transaction outside the cable transmission business except for the Digeo, Inc. joint venture; a joint venture to develop a digital video recorder set-top terminal; an existing investment in Cable Sports Southeast, LLC, a provider of regional sports programming; as an owner of the business of Interactive Broadcaster Services Corporation or, Chat TV, an investment in @Security Broadband Corp., a company developing broadband security applications; and incidental businesses engaged in as of the closing of Charter’s initial public offering in November 1999. This restriction will remain in effect until all of the shares of Charter’s high-vote Class B common stock have been converted into shares of Charter Class A common stock due to Mr. Allen’s equity ownership falling below specified thresholds.

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

Also, conflicts could arise with respect to the allocation of corporate opportunities between us and Mr. Allen and his affiliates in connection with his investments in businesses in which we are permitted to engage under Charter’s restated certificate of incorporation. Certain of the indentures of Charter and its subsidiaries require the applicable issuer of notes to obtain, under certain circumstances, approval of the board of directors of Charter and, where a transaction or series of related transactions is valued at or in excess of $50 million, a fairness opinion with respect to transactions in which Mr. Allen has an interest. Related party transactions are approved by our Audit Committee in compliance with the listing requirements applicable to NASDAQ national market listed companies. We have not instituted any other formal plan or arrangement to address potential conflicts of interest.

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

Third Party Business Relationships in which Mr. Allen has or had an Interest

As previously noted, Mr. Allen has and has had extensive investments in the areas of media and technology. We have a number of commercial relationships with third parties in which Mr. Allen has an interest. Mr. Allen or his affiliates own equity interests or warrants to purchase equity interests in various entities with which we do business or which provide us with products, services or programming. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated and Vulcan Inc. and is the president of Vulcan Ventures. Ms. Jo Allen Patton is a director and the President and Chief Executive Officer of Vulcan Inc. and is a director and Vice President of Vulcan Ventures. Mr. Lance Conn is Executive Vice President of Vulcan Inc. and Vulcan Ventures. The various cable, media, Internet and telephony companies in which Mr. Allen has invested may mutually benefit one another. We can give no assurance, nor should you expect, that any of these business relationships will be successful, that we will realize any benefits from these relationships or that we will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

Mr. Allen and his affiliates have made, and in the future likely will make, numerous investments outside of us and our business. We cannot assure you that, in the event that we or any of our subsidiaries enter into transactions in the future with any affiliate of Mr. Allen, such transactions will be on terms as favorable to us as terms we might have obtained from an unrelated third party.

TechTV, Inc.

TechTV, Inc. (“TechTV”) operated a cable television network that offered programming mostly related to technology. Pursuant to an affiliation agreement that originated in 1998 and that terminates in 2008, TechTV has provided us with programming for distribution via our cable systems. The affiliation agreement provides, among other things, that TechTV must offer Charter certain terms and conditions that are no less favorable in the affiliation agreement than are given to any other distributor that serves the same number of or fewer TechTV viewing customers. Additionally, pursuant to the affiliation agreement, we were entitled to incentive payments for channel launches through December 31, 2003.

In March 2004, Charter Holdco entered into agreements with Vulcan Programming and TechTV, which provide for (i) Charter Holdco and TechTV to amend the affiliation agreement which, among other things, revises the description of the TechTV network content, provides for Charter Holdco to waive certain claims against TechTV relating to alleged breaches of the affiliation agreement and provides for TechTV to make payment of outstanding launch receivables due to Charter Holdco under the affiliation agreement, (ii) Vulcan Programming to pay approximately $10 million and purchase over a 24-month period, at fair market rates, $2 million of advertising time across various cable networks on Charter cable systems in consideration of the agreements, obligations, releases and waivers under the agreements and in settlement of the aforementioned claims and (iii) TechTV to be a provider of content relating to technology and video gaming for Charter’s interactive television platforms through December 31, 2006 (exclusive for the first year). For the year ended December 31, 2004, we recognized approximately $5 million of the Vulcan Programming payment as an offset to programming expense and paid approximately $2 million to Tech TV under the affiliation agreement.

We believe that Vulcan Programming, which is 100% owned by Mr. Allen, owned an approximate 98% equity interest in TechTV at the time Vulcan Programming sold TechTV to an unrelated third party in May 2004. Until September 2003, Mr. Savoy, a former Charter director, was the president and director of Vulcan Programming and was a director of TechTV. Mr. Wangberg, one of Charter’s directors, was the chairman, chief executive officer and a director of TechTV. Mr. Wangberg resigned as the chief executive officer of TechTV in July 2002. He remained a director of TechTV along with Mr. Allen until Vulcan Programming sold TechTV.

Oxygen Media Corporation

Oxygen Media LLC (“Oxygen”) provides programming content aimed at the female audience for distribution over cable systems and satellite. On July 22, 2002, Charter Holdco entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. Under the carriage agreement, we currently make Oxygen programming available to approximately 5 million of our video customers. The term of the carriage agreement was retroactive to February 1, 2000, the date of launch of Oxygen programming by us, and was to run for a period of five years from that date. For the year ended December 31, 2004, we paid Oxygen approximately $13 million for programming content. In addition, Oxygen pays us marketing support fees for customers launched after the first year of the term of the carriage agreement up to a total of $4 million. We recorded approximately $1 million related to these launch incentives as a reduction of programming expense for the year ended December 31, 2004.

Concurrently with the execution of the carriage agreement, Charter Holdco entered into an equity issuance agreement pursuant to which Oxygen’s parent company, Oxygen Media Corporation (“Oxygen Media”), granted a subsidiary of Charter Holdco a warrant to purchase 2.4 million shares of Oxygen Media common stock for an exercise price of $22.00 per share. In February 2005, this warrant expired unexercised. Charter Holdco was also to receive unregistered shares of Oxygen Media common stock with a guaranteed fair market value on the date of issuance of $34 million, on or prior to February 2, 2005, with the exact date to be determined by Oxygen Media, but this commitment was later revised as discussed below.

We recognize the guaranteed value of the investment over the life of the carriage agreement as a reduction of programming expense. For the year ended December 31, 2004, we recorded approximately $13 million as a reduction of programming expense. The carrying value of our investment in Oxygen was approximately $32 million as of December 31, 2004.

In August 2004, Charter Holdco and Oxygen entered into agreements that amended and renewed the carriage agreement. The amendment to the carriage agreement (a) revises the number of our customers to which Oxygen programming must be carried and for which we must pay, (b) releases Charter Holdco from any claims related to the failure to achieve distribution benchmarks under the carriage agreement, (c) requires Oxygen to make payment on outstanding receivables for marketing support fees due to us under the carriage agreement; and (d) requires that Oxygen provide its programming content to us on economic terms no less favorable than Oxygen provides to any other cable or satellite operator having fewer subscribers than us. The renewal of the carriage agreement (a) extends the period that we will carry Oxygen programming to our customers through January 31, 2008, and (b) requires license fees to be paid based on customers receiving Oxygen programming, rather than for specific customer benchmarks.

In August 2004, Charter Holdco and Oxygen also amended the equity issuance agreement to provide for the issuance of 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share plus accrued dividends to Charter Holdco on February 1, 2005 in place of the $34 million of unregistered shares of Oxygen Media common stock. Oxygen Media will deliver these shares in March 2005. The preferred stock is convertible into common stock after December 31, 2007 at a conversion ratio, the numerator of which is the liquidation preference and the denominator which is the fair market value per share of Oxygen Media common stock on the conversion date.

As of December 31, 2004, through Vulcan Programming, Mr. Allen owned an approximate 31% interest in Oxygen assuming no exercises of outstanding warrants or conversion or exchange of convertible or exchangeable securities. Ms. Jo Allen Patton is a director and the President of Vulcan Programming. Mr. Lance Conn is a Vice President of Vulcan Programming. Marc Nathanson has an indirect beneficial interest of less than 1% in Oxygen.

Portland Trail Blazers

On October 7, 1996, the former owner of our Falcon cable systems entered into a letter agreement and a cable television agreement with Trail Blazers Inc. for the cable broadcast in the metropolitan area surrounding Portland, Oregon of pre-season, regular season and playoff basketball games of the Portland Trail Blazers, a National Basketball Association basketball team. Mr. Allen is the 100% owner of the Portland Trail Blazers and Trail Blazers Inc. After the acquisition of the Falcon cable systems in November 1999, we continued to operate under the terms of these agreements until their termination on September 30, 2001. Under the letter agreement, Trail Blazers Inc. was paid a fixed fee for each customer in areas directly served by the Falcon cable systems. Under the cable television agreement, we shared subscription revenues with Trail Blazers Inc. We paid approximately $96,100 for the year ended December 31, 2004 in connection with the cable broadcast of Portland Trail Blazers basketball games under the October 1996 cable television agreement and subsequent local cable distribution agreements.

Digeo, Inc.

In March 2001, Charter Ventures and Vulcan Ventures Incorporated formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo. In connection with the execution of the broadband carriage agreement, DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from Vulcan Ventures Incorporated. The equity interest is subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. After Vulcan Ventures recovers its amount contributed and any cumulative loss allocations, Charter Ventures has a 100% profit interest in DBroadband Holdings, LLC. Charter Ventures is not required to make any capital contributions, including capital calls, and may require Vulcan Ventures, through January 24, 2004, to make certain additional contributions through DBroadband Holdings, LLC to acquire additional equity in Digeo as necessary to maintain Charter Ventures’ pro rata interest in Digeo in the event of certain future Digeo equity financings by the founders of Digeo. These additional equity interests are also subject to a priority return of capital to Vulcan Ventures up to amounts contributed by Vulcan Ventures on Charter Ventures’ behalf. DBroadband Holdings, LLC is therefore not included in our consolidated financial statements. Pursuant to an amended version of this arrangement, in 2003, Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan Ventures’ aforementioned priority return. Since the formation of DBroadband Holdings, LLC, Vulcan Ventures has contributed approximately $56 million on Charter Ventures’ behalf.

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

On September 28, 2002, Charter entered into a second amendment to its broadband carriage agreement with Digeo Interactive. This amendment supersedes the amendment of September 27, 2001. It provides for the development by Digeo Interactive of future features to be included in the Basic i-TV service provided by Digeo and for Digeo’s development of an interactive “toolkit” to enable Charter to develop interactive local content. Furthermore, Charter may request that Digeo Interactive manage local content for a fee. The amendment provides for Charter to pay for development of the Basic i-TV service as well as license fees for customers who receive the service, and for Charter and Digeo to split certain revenues earned from the service. In 2004, we paid Digeo Interactive approximately $3 million for customized development of the i-channels and the local content tool kit. We received no revenues under the broadband carriage agreement in 2003. This amendment expired pursuant to its terms on December 31, 2003. Digeo Interactive is continuing to provide the Basic i-TV service on a month-to-month basis.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder (“DVR”) units. The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004. Under the license agreement Digeo Interactive granted to Charter Holdco the right to use Digeo’s proprietary software for the number of DVR units that Charter deploys from a maximum of 10 headends through year-end 2004. This maximum number of headends was increased from 10 to 15 pursuant to a letter agreement executed on June 11, 2004 and the date for entering into license agreements for units deployed was extended to June 30, 2005. The number of headends was increased from 15 to 20 pursuant to a letter agreement dated August 4, 2004, from 20 to 30 pursuant to a letter agreement dated September 28, 2004 and from 30 to 50 headends by a letter agreement in February 2005. The license granted for each unit deployed under the agreement is valid for five years. In addition, Charter will pay certain other fees including a per-headend license fee and maintenance fees. Maximum license and maintenance fees during the term of the agreement are expected to be approximately $7 million. The agreement provides that Charter is entitled to receive contract terms, considered on the whole, and license fees, considered apart from other contract terms, no less favorable than those accorded to any other Digeo customer. Charter paid approximately $474,400 in license and maintenance fees in 2004.

In April 2004, we launched DVR service (using units containing the Digeo software) in our Rochester, Minnesota market using a broadband media center that is an integrated set-top terminal with a cable converter, DVR hard drive and connectivity to other consumer electronics devices (such as stereos, MP3 players, and digital cameras).

In May 2004, Charter Holdco entered into a binding term sheet with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units. The term sheet provided that the parties would proceed in good faith to negotiate, prior to year-end 2004, definitive agreements for the development, testing and purchase of the DVR units and that the parties would enter into a license agreement for Digeo’s proprietary software on terms substantially similar to the terms of the license agreement described above. In November 2004, Charter Holdco and Digeo Interactive executed the license agreement and in December 2004, the parties executed the purchase agreement, each on terms substantially similar to the binding term sheet. Product development and testing are continuing. Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $41 million. The definitive agreements are terminable at no penalty to Charter in certain circumstances.

We believe that Vulcan Ventures, an entity controlled by Mr. Allen, owns an approximate 51% equity interest in Digeo, Inc., on a fully-converted basis. Mr. Allen is a director of Digeo, and Mr. Vogel was a director of Digeo in 2004. During 2004, Mr. Vogel held options to purchase 10,000 shares of Digeo common stock.

Other Miscellaneous Relationships

Viacom Networks

Pursuant to certain affiliation agreements with networks of Viacom, Inc. (“Viacom”), including MTV, MTV2, Nickelodeon, VH1, TVLand, CMT, Spike TV, Comedy Central, Viacom Digital Suite, CBS-owned and operated broadcast stations, Showtime, The Movie Channel, and Flix, Viacom provides Charter with programming for distribution via our cable systems. The affiliation agreements provide for, among other things, rates and terms of carriage, advertising on the Viacom networks, which Charter can sell to local advertisers and marketing support. For the year ended December 31, 2004, Charter paid Viacom approximately $194 million for programming. Charter recorded approximately $8 million as receivables from Viacom networks related to launch incentives for certain channels and marketing support, respectively, for the year ended December 31, 2004. From April 1994 to July 2004, Mr. Dolgen served as Chairman and Chief Executive Officer of the Viacom Entertainment Group.

ADC Telecommunications Inc.

Charter and Charter Holdco purchase certain equipment for use in our business from ADC Telecommunications, which provides broadband access and network equipment. Mr. Wangberg serves as a director for ADC Telecommunications. For the year ended December 31, 2004, we paid $344,800 to ADC Telecommunications under this arrangement.

HDNet and HDNet Movies Network

On January 10, 2003, we signed an agreement to carry two around-the-clock, high-definition networks, HDNet and HDNet Movies. HDNet Movies delivers a commercial-free schedule of full-length feature films converted from 35mm to high-definition, including titles from an extensive library of Warner Bros. films. HDNet Movies will feature a mix of theatrical releases, made-for-TV movies, independent films and shorts. The HDNet channel features a variety of HDTV programming, including live sports, sitcoms, dramas, action series, documentaries, travel programs, music concerts and shows, special events, and news features including the popular HDNet World Report. HDNet also offers a selection of classic and recent television series. We paid HDNet and HDNet Movies approximately $609,100 in 2004. We believe that entities controlled by Mr. Cuban owned approximately 81% of HDNet as of December 31, 2004. As of December 31, 2004, we believe that Mark Cuban, co-founder and president of HDNet, owned approximately 19,000,000 shares, or 6.2% of the total common equity in Charter based on a Schedule 13G filed with the SEC on May 21, 2003.

Affiliate Lease Agreement

David L. McCall, who served as Senior Vice President — Operations — Eastern Division during 2002 and January 2003, is a partner in a partnership that leases office space to us under a lease agreement, which expires December 31, 2010. The partnership received approximately $43,400 pursuant to such lease and related agreements for the year ended December 31, 2004.

Carriage Fees

We have carried The Outdoor Channel on a month-to-month basis since the expiration of an affiliation agreement in July 2002. We paid approximately $1 million to The Outdoor Channel during 2004. In December 2003, Mr. Merritt became director of Outdoor Channel Holdings, Inc., an affiliate of The Outdoor Channel, Inc.

Payment for Relative’s Services

Since June 2003, Mr. Vogel’s brother-in-law has been an employee of Charter Holdco and has received a salary commensurate with his position in the engineering department.

Indemnification Advances

Pursuant to Charter’s bylaws (and the employment agreements of certain of our current and former officers), Charter is obligated (subject to certain limitations) to indemnify and hold harmless, to the fullest extent permitted by law, any officer, director or employee against all expense, liability and loss (including, among other things, attorneys’ fees) reasonably incurred or suffered by such officer, director or employee as a result of the fact that he or she is a party or is threatened to be made a party or is otherwise involved in any action, suit or proceeding by reason of the fact that he or she is or was a director, officer or employee of Charter. In addition, Charter is obligated to pay, as an advancement of its indemnification obligation, the expenses (including attorneys’ fees) incurred by any officer, director or employee in defending any such action, suit or proceeding in advance of its final disposition, subject to an obligation to repay those amounts under certain circumstances. Pursuant to these indemnification arrangements and as an advancement of costs, Charter has reimbursed certain of its current and former directors and executive officers a total of approximately $3 million in respect of invoices received in 2004, in connection with their defense of certain legal actions described herein. See “Item 3. Legal Proceedings.” Those current and former directors and officers include: Paul G. Allen, David C. Andersen, David G. Barford, Mary Pat Blake, J. Christian Fenger, Kent D. Kalkwarf, Ralph G. Kelly, Jerald L. Kent, Paul E. Martin, David L. McCall, Ronald L. Nelson, Nancy B. Peretsman, John C. Pietri, William D. Savoy, Steven A. Schumm, Curtis S. Shaw, William J. Shreffer, Stephen E. Silva, James Trey Smith and Carl E. Vogel. These amounts were submitted to Charter’s director and officer insurance carrier and have been reimbursed consistent with the terms of the Securities Class Action and Derivative Action Settlements described in “Item 3. Legal Proceedings.” On or about February 22, 2005, Charter filed lawsuits against the four former officers who were indicted and pled guilty as part of the government investigation conducted by the United States Attorney’s Office. These suits seek to recover fees and related expenses that Charter advanced these former officers under the indemnification provisions described above.

PART IV

Item 14. Principal Accounting Fees and Services.

Audit Fees

During the years ended December 31, 2004 and 2003, we incurred fees and related expenses for professional services rendered by KPMG LLP (“KPMG”) for the audits of our and our subsidiaries’ financial statements (including five subsidiaries that are also public registrants), for the review of our and our subsidiaries’ interim financial statements and five offering memorandums and registration statement filings in 2004 and two offering memorandums and registration statement filings in 2003 totaling approximately $6.2 million and $3.2 million, respectively. Included in 2004 are fees and related expenses of $1.9 million for the audit of internal control over financial reporting required under Sarbanes-Oxley Section 404.

Audit-Related Fees

We incurred fees to KPMG of approximately $0.1 million and $0.4 million during the years ended December 31, 2004 and 2003, respectively. The services in 2004 primarily related to the audit of our 401(k) plan and advisory services associated with our Sarbanes-Oxley Section 404 implementation. In 2003, these services primarily related to the audit of cable systems sold to Atlantic Broadband Finance, LLC and advisory services associated with our Sarbanes-Oxley Section 404 implementation.

All Other Fees

None.

The Audit Committee appoints, retains, compensates and oversees the registered public accountants (subject, if applicable, to board of director and/or shareholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where non-audit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended with registered public accountants. Pre-approvals of non-audit services are sometimes delegated to a single member of the Audit Committee. However, any pre-approvals made by the Audit Committee’s designee are presented at the Audit Committee’s next regularly scheduled meeting. The Audit Committee has an obligation to consult with management on these matters. The Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2004 and 2003. Each year, including 2004, with respect to the proposed audit engagement, the Audit Committee reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

In its capacity as a committee of the Board, the Audit Committee oversees the work of the registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The registered public accounting firm reports directly to the Audit Committee. In performing its functions, the Audit Committee undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of the Audit Committee charter. For more detail of the Audit Committee’s authority and responsibilities, see Charter’s Audit Committee charter set forth in Appendix A of our 2004 Proxy Statement filed with the SEC on June 25, 2004.

Item 15. Exhibits and Financial Statement Schedules.

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

(3)	The index to the Exhibits begins on page 114 of this annual report.

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

CHARTER COMMUNICATIONS, INC., Registrant

By:	/s/ Robert P. May
Robert P. May
Interim President and Chief Executive Officer

Date: March 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul G. Allen Paul G. Allen	Chairman of the Board of Directors	February 28, 2005

/s/ Robert P. May	Interim President, Chief Executive Officer, Director (Principal Executive Officer)	March 1, 2005
Robert P. May

/s/ Derek Chang	Executive Vice President and Interim Co-Chief Financial Officer Interim Co-Chief Financial Officer, Senior Vice	March 1, 2005
Derek Chang

/s/ Paul E. Martin	President and Corporate Controller (Co-Principal Financial Officer and Principal Accounting Officer)	March 1, 2005
Paul E. Martin

/s/ Charles M. Lillis	Director	February 28, 2005
Charles M. Lillis

/s/ W. Lance Conn	Director	March 1, 2005
W. Lance Conn

/s/Jonathan L. Dolgen	Director	February 28, 2005
Jonathan L. Dolgen

/s/ David C. Merritt	Director	March 1, 2005
David C. Merritt

Director
Marc B. Nathanson

/s/ Jo Allen Patton	Director	February 28, 2005
Jo Allen Patton

/s/ John H. Tory	Director	February 25, 2005
John H. Tory

/s/ Larry W. Wangberg	Director	March 1, 2005
Larry W. Wangberg

Exhibit Index

(Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit	Description
2.1(a)	Purchase and Contribution Agreement, entered into as of June 1999, by and among BCI (USA), LLC, William Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners L.P., Blackstone Family Investment Partnership III L.P., TCID of Michigan, Inc. and TCI Bresnan LLC and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 2.11 to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc. filed on September 28, 1999 (File No. 333-83887)).

2.1(b)	First Amendment to Purchase and Contribution Agreement dated as of February 14, 2000, by and among BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners, L.P., Blackstone Family Media III L.P. (as assignee of Blackstone Family Investment III, L.P.), TCID of Michigan, Inc., TCI Bresnan, LLC and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 2.11(a) to the current report on Form 8-K filed by Charter Communications, Inc. on February 29, 2000 (File No. 000-27927)).

2.2	Asset Purchase Agreement, dated as of September 28, 2001, between High Speed Access Corp. and Charter Communications Holding Company, LLC (including as Exhibit A, the Form of Voting Agreement, as Exhibit B, the form of Management Agreement, as Exhibit C, the form of License Agreement, and as Exhibit D, the Form of Billing Letter Agreement) (incorporated by reference to Exhibit 10.1 to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

2.3(a)	Asset Purchase Agreement, dated August 29, 2001, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County (incorporated by reference to Exhibit 2.1 to the current report of Form 8-K filed by Enstar IV-2, L.P. on September 13, 2001 (File No. 000-15706)).

2.3(b)	Letter of Amendment, dated September 10, 2001, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisition Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County (incorporated by reference to Exhibit 2.1 to the current report of Form 8-K filed by Enstar IV-2, L.P. on September 13, 2001 (File No. 000-15706)).

2.3(c)	Letter of Amendment, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisition Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by Enstar Income Program IV-1, L.P. on April 22, 2002 (File No. 000-15705)).

2.4	Asset Purchase Agreement, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, and Enstar Income Program II-1, L.P. (incorporated by reference to Exhibit 2.2 to the current report on Form 8-K filed by Enstar Income Program II-1, L.P. on April 26, 2002 (File No. 000-14508)).

2.5	Purchase Agreement, dated May 29, 2003, by and between Falcon Video Communications, L.P. and WaveDivision Holdings, LLC (incorporated by reference to Exhibit 2.1 to Charter

Exhibit	Description
Communications, Inc.’s current report on Form 8-K filed on May 30, 2003 (File No. 000-27927)).

2.6	Asset Purchase Agreement, dated September 3, 2003, by and between Charter Communications VI, LLC, The Helicon Group, L.P., Hornell Television Service, Inc., Interlink Communications Partners, LLC, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC (incorporated by reference to Exhibit 2.1 to Charter Communications, Inc.’s current report on Form 8-K/A filed on September 3, 2003 (File No. 000-27927)).

3.1(a)	Restated Certificate of Incorporation of Charter Communications, Inc. (Originally incorporated July 22, 1999) (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation of Charter Communications, Inc. filed May 10, 2001 (incorporated by reference to Exhibit 3.1(b) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927).

3.2(a)	Amended and Restated By-laws of Charter Communications, Inc. as of June 6, 2001 (incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

3.2(b)	Fourth Amendment to Amended and Restated By-Laws of Charter Communications, Inc. adopted as of October 3, 2003 (incorporated by reference to Exhibit No. 3.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 3, 2003 (File No. 000-27927)).

3.2(c)	Fifth Amendment to Amended and Restated By-Laws of Charter Communications, Inc. adopted as of October 28, 2003 (incorporated by reference to Exhibit No. 3.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 3, 2003 (File No. 000-27927)).

3.2(d)	Sixth Amendment to the Amended and Restated By-Laws of Charter Communications, Inc. adopted as of September 24, 2004 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on September 30, 2004 (File No. 000-27927)).

3.2(e)	Seventh Amendment to the Amended and Restated By-Laws of Charter Communications, Inc. adopted as of October 21, 2004 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Charter Communications, Inc. filed on October 22, 2004 (File No. 000-27927)).

3.2(f)	Eighth Amendment to the Amended and Restated By-Laws of Charter Communications, Inc. adopted as of December 14, 2004 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 15, 2004 (File No. 000-27927)).

4.1	Indenture dated May 30, 2001 between Charter Communications, Inc. and BNY Midwest Trust Company as Trustee governing 4.75% Convertible Senior Notes due 2006 (incorporated by reference to Exhibit 4.1(b) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

4.2	Certificate of Designation of Series A Convertible Redeemable Preferred Stock of Charter Communications, Inc. and related Certificate of Correction of Certificate of Designation (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

4.3	CCI Senior Notes Exchange Agreement, dated as of September 18, 2003, by and between

Exhibit	Description
Charter Communications, Inc., CCH II, LLC and CCH II Capital Corp. (incorporated by reference to Exhibit 10.4 to Charter Communications, Inc.’s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

4.4	Indenture relating to the 5.875% convertible senior notes due 2009, dated as of November 2004, by and among Charter Communications, Inc. and Wells Fargo Bank, N.A. as trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on November 30, 2004 (File No. 000-27927)).

4.5	5.875% convertible senior notes due 2009 Resale Registration Rights Agreement, dated November 22, 2004, by and among Charter Communications, Inc. and Citigroup Global Markets Inc. and Morgan Stanley and Co. Incorporated as representatives of the initial purchasers (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on November 30, 2004 (File No. 000-27927)).

4.6	Share Loan Registration Rights Agreement, dated November 22, 2004, by and between Charter Communications, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on November 30, 2004 (File No. 000-27927)).

4.7	Collateral Pledge and Security Agreement, dated as of November 22, 2004, by and between Charter Communications, Inc. and Wells Fargo Bank, N.A. as trustee and collateral agent (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on November 30, 2004 (File No. 000-27927)).

4.8	Collateral Pledge and Security Agreement, dated as of November 22, 2004 among Charter Communications, Inc., Charter Communications Holding Company, LLC and Wells Fargo Bank, N.A. as trustee and collateral agent (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed on November 30, 2004 (File No. 000-27927)).

4.9	Share Lending Agreement, dated as of November 22, 2004 between Charter Communications, Inc., Citigroup Global Markets Limited, through Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K of Charter Communications, Inc. filed on November 30, 2004 (File No. 000-27927)).

4.10	Holdco Mirror Notes Agreement, dated as of November 22, 2004, by and between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K of Charter Communications, Inc. filed on November 30, 2004 (File No. 000-27927)).

4.11	Unit Lending Agreement, dated as of November 22, 2004, by and between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.8 to the current report on Form 8-K of Charter Communications, Inc. filed on November 30, 2004 (File No. 000-27927)).

10.1	Indenture, dated as of April 9, 1998, by and among Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media Capital Corporation, Renaissance Media Group LLC and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Forms S-4 of Renaissance Media Group LLC, Renaissance Media (Tennessee) LLC, Renaissance Media (Louisiana) LLC and Renaissance Media Capital Corporation filed on June 12, 1998 (File No. 333-56679)).

10.2(a)	Indenture, dated as of December 10, 1998, by and among Avalon Cable of Michigan Holdings, Inc., Avalon Cable LLC and Avalon Cable Holdings Finance, Inc., as issuers and The Bank of New York, as trustee for the Notes (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registration statement on Form S-4 of Avalon Cable LLC, Avalon Cable Holdings Finance, Inc., Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. filed on May 28, 1999 (File Nos. 333-75415 and 333-75453)).

Exhibit	Description
10.2(b)	Supplemental Indenture, dated as of March 26, 1999, by and among Avalon Cable of Michigan Holdings, Inc., Avalon Cable LLC and Avalon Cable Holdings Finance, Inc., as issuers, Avalon Cable of Michigan, Inc., as guarantor, and The Bank of New York, as trustee for the Notes (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the registration statement on Form S-4 of Avalon Cable LLC, Avalon Cable Holdings Finance, Inc., Avalon Cable of Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. filed on May 28, 1999 (File No. 333-75415 and 333-75453)).

10.3	Indenture relating to the 8.250% Senior Notes due 2007, dated as of March 17, 1999, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1(a) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

10.4	Indenture relating to the 8.625% Senior Notes due 2009, dated as of March 17, 1999, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.2(a) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

10.5	Indenture relating to the 9.920% Senior Discount Notes due 2011, dated as of March 17, 1999, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.3(a) to Amendment No. 2 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on June 22, 1999 (File No. 333-77499)).

10.6	Indenture relating to the 10.00% Senior Notes due 2009, dated as of January 12, 2000, between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

10.7	Indenture relating to the 10.25% Senior Notes due 2010, dated as of January 12, 2000, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.2(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

10.8	Indenture relating to the 11.75% Senior Discount Notes due 2010, dated as of January 12, 2000, among Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.3(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

10.9	Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.750% senior notes due 2009 (incorporated by reference to Exhibit 4.2(a) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

10.10	Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.125% senior notes due 2011 (incorporated by reference to

Exhibit	Description
Exhibit 4.2(b) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

10.11	Indenture dated as of January 10, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 13.500% senior discount notes due 2011 (incorporated by reference to Exhibit 4.2(c) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

10.12(a)	Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (incorporated by reference to Exhibit 10.2(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

10.12(b)	First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (incorporated by reference to Exhibit 10.2(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

10.12(c)	Second Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

10.13(a)	Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011. (incorporated by reference to Exhibit 10.3(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

10.13(b)	First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (incorporated by reference to Exhibit 10.3(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

10.13(c)	Second Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

10.14	Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.750% Senior Discount Notes due 2011 (incorporated by reference to Exhibit 10.4(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

10.15	4.75% Mirror Note in the principal amount of $632.5 million dated as of May 30, 2001, made by Charter Communications Holding Company, LLC, a Delaware limited liability company, in favor of Charter Communications, Inc., a Delaware corporation (incorporated by reference to Exhibit 4.5 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

10.16(a)	Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC,

Exhibit	Description
Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012 (incorporated by reference to Exhibit 10.4(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

10.16(b)	First Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012 (incorporated by reference to Exhibit 4.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

10.17	Holdings Senior Notes Exchange Agreement, dated as of September 18, 2003, by CCH II, LLC and CCH II Capital Corp. (incorporated by reference to Exhibit 10.5 to Charter Communications, Inc.’s current report on Form 8-K filed on September 26, 2003 (File No. 000-27927)).

10.18	Indenture relating to the 10.25% Senior Notes due 2010, dated as of September 23, 2003, among CCH II, LLC, CCH II Capital Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications Inc. filed on September 26, 2003 (File No. 000-27927)).

10.19	Exchange and Registration Rights Agreement relating to 10.25% Senior Notes due 2010, dated as of September 23, 2003, among CCH II, LLC, CCH II Capital Corp., and the purchasers set forth on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on September 26, 2003 (File No. 000-27927)).

10.20	Indenture relating to the 8 3/4% Senior Notes due 2013, dated as of November 10, 2003, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.’s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

10.21	Exchange and Registration Rights Agreement, dated as of November 10, 2003, by and between CCO Holdings, LLC and CCO Holdings Capital Corp. (incorporated by reference to Exhibit 4.2 to Charter Communications, Inc.’s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

10.22	Indenture relating to the 8% senior second-lien notes due 2012 and 83/8% senior second-lien notes due 2014, dated as of April 27, 2004, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wells Fargo Bank, N.A. as trustee (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.23	5.875% Mirror Convertible Senior Note due 2009, in the principal amount of $862,500,000 dated as of November 22, 2004 made by Charter Communications Holding Company, LLC, a Delaware limited liability company, in favor of Charter Communications, Inc., a Delaware limited liability company, in favor of Charter Communications, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K of Charter Communications, Inc. filed on November 30, 2004 (File No. 000-27927)).

10.24	Indenture dated as of December 15, 2004 among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of CCO Holdings, LLC filed on December 21, 2004 (File No. 333-112593)).

10.25	Exchange and Registration Rights Agreement dated December 15, 2004 by and among CCO Holdings, LLC, CCO Holdings Capital Corp, on the one hand, and Credit Suisse First Boston LLC and Citigroup Global Markets Inc, on the other hand, as representatives (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of CCO

Exhibit	Description
Holdings, LLC filed on December 21, 2004 (File No. 333-112593)).

10.26	Consulting Agreement, dated as of March 10, 1999, by and between Vulcan Northwest Inc., Charter Communications, Inc. (now called Charter Investment, Inc.) and Charter Communications Holdings, LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.27	Letter Agreement, dated September 21, 1999, by and among Charter Communications, Inc., Charter Investment, Inc., Charter Communications Holding Company, Inc. and Vulcan Ventures Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

10.28	Form of Management Agreement, dated as of November 9, 1999, by and between Charter Communications Holding Company, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.2(d) to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

10.29	Management Agreement, dated as of November 12, 1999, by and between CC VI Operating Company, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.2(d) to Amendment No. 1 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on April 18, 2000 (File No. 333-77499)).

10.30	Management Agreement, dated as of November 12, 1999 by and between Falcon Cable Communications, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.2(e) to Amendment No. 1 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on April 18, 2000 (File No. 333-77499)).

10.31	Form of Exchange Agreement, dated as of November 12, 1999 by and among Charter Investment, Inc., Charter Communications, Inc., Vulcan Cable III Inc. and Paul G. Allen (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

10.32	Exchange Agreement, dated as of February 14, 2000, by and among Charter Communications, Inc., BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners L.P., Blackstone Family Media, III L.P. (as assignee of Blackstone Family Investment III L.P.), TCID of Michigan, Inc., and TCI Bresnan LLC (incorporated by reference to Exhibit 10.40 to the current report on Form 8-K of Charter Communications, Inc. filed on February 29, 2000 (File No. 000-27927)).

10.33(a)	First Amended and Restated Mutual Services Agreement, dated as of December 21, 2000, by and between Charter Communications, Inc., Charter Investment, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.2(b) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

10.33(b)	Letter Agreement, dated June 19, 2003, by and among Charter Communications, Inc., Charter Communications Holding Company, LLC and Charter Investment, Inc. regarding Mutual Services Agreement (incorporated by reference to Exhibit No. 10.5(b) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

Exhibit	Description
10.33(c)	Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.34	Amended and Restated Limited Liability Company Agreement for Charter Communications Holding Company, LLC made as of August 31, 2001 (incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.35	Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of March 31, 2003 (incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.36	Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, dated as of June 19, 2003 (incorporated by reference to Exhibit No. 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.37	Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.38	Amended and Restated Credit Agreement among Charter Communications Operating, LLC, CCO Holdings, LLC and certain lenders and agents named therein dated April 27, 2004 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.39	Letter Agreement between Charter Communications, Inc. and Charter Investment Inc. and Vulcan Cable III Inc. amending the Amended and Restated Limited Liability Company Agreement of Charter Communications Holding Company, LLC, dated as of November 22, 2004 (incorporated by reference to Exhibit 10.10 to the current report on Form 8-K of Charter Communications, Inc. filed on November 30, 2004 (File No. 000-27927)).

10.40(a)+	Letter Agreement, dated May 25, 1999, between Charter Communications, Inc. and Marc Nathanson (incorporated by reference to Exhibit 10.36 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

10.40(b)+	Letter Agreement, dated March 27, 2000, between CC VII Holdings, LLC and Marc Nathanson, amending the Letter Agreement dated May 25, 1999 (incorporated by reference to Exhibit 10.13(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.41(a)+	Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.41(b)+	Assumption Agreement regarding Option Plan, dated as of May 25, 1999, by and between Charter Communications Holdings, LLC and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).

10.41(c)+	Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File

Exhibit	Description
No. 333-83887)).

10.41(d)+	Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.41(e)+	Amendment No. 3 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927).

10.41(f)+	Amendment No. 4 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.10(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.42(a)+	Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).

10.42(b) +	Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.42(c)+	Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927).

10.42(d)+	Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002 (incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927).

10.42(e)+	Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.42(f)+	Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.42(g)+	Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(g) to the annual report on Form 10-K of Charter Communications, Inc. filed on March 15, 2004 (File No. 000-27927)).

10.43(a)+	Employment Offer Letter, dated December 2, 2003 by and between Charter Communications, Inc. and Derek Chang (incorporated by reference to Exhibit 10.24 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 15, 2004 (File No. 000-27927)).

10.43(b)+	Amendment to Employment Offer Letter, dated January 27, 2005, by and between Charter Communications, Inc. and Derek Chang (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed January 28, 2005 (File No. 000-27927)).

10.44+	Separation Agreement and Release for Margaret A. Bellville, dated as of September 16, 2004 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 4, 2004 (File No. 000-27927)).

10.45+	Executive Services Agreement, dated as of January 17, 2005, between Charter Communications, Inc. and Robert P. May (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 21, 2005 (File No. 000-27927)).

Exhibit	Description
10.46+	Separation Agreement and Release for Steven A. Schumm, dated as of February 8, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 11, 2005 (File No. 000-27927)).

10.47+	Separation Agreement and Release for Carl E. Vogel, dated as of February 17, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 22, 2005 (File No. 000-27927)).

10.48*	Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Consolidated Federal Class Action entitled In Re Charter Communications, Inc. Securities Litigation.

10.49*	Settlement Agreement and Mutual Release, dated as of February 1, 2005, by and among Charter Communications, Inc. and certain other insureds, on the one hand, and Certain Underwriters at Lloyd’s of London and certain subscribers, on the other hand.

10.50*	Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Federal Derivative Action, Arthur J. Cohn v. Ronald L. Nelson et al and Charter Communications, Inc.

10.51+*	Description of Charter Communications, Inc. 2005 Executive Bonus Plan

14.1	Code of Conduct adopted January 28, 2003 (incorporated by reference to Exhibit 14.1 to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

21.1*	Subsidiaries of Charter Communications, Inc.

23.1*	Consent of KPMG LLP.

31.1*	Certificate of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Interim Co-Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.3*	Certificate of Interim Co-Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim co-Chief Financial Officer).

32.3*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim co-Chief Financial Officer).

*	Document attached

+	Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Charter Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in note 7 to the consolidated financial statements, effective September 30, 2004, the Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill.

As discussed in note 19 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.

/s/ KPMG LLP

St. Louis, Missouri
March 1, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors
Charter Communications, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Charter Communications, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 1, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
March 1, 2005

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$650	$127
Accounts receivable, less allowance for doubtful accounts of $15 and $17, respectively	190	189
Prepaid expenses and other current assets	82	34

Total current assets	922	350

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $5,311 and $3,950, respectively	6,289	7,014
Franchises	9,878	13,680

Total investment in cable properties, net	16,167	20,694

OTHER NONCURRENT ASSETS	584	320

Total assets	$17,673	$21,364

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,217	$1,286

Total current liabilities	1,217	1,286

LONG-TERM DEBT	19,464	18,647

DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14

OTHER LONG-TERM LIABILITIES	681	848

MINORITY INTEREST	648	689

PREFERRED STOCK – REDEEMABLE; $.001 par value; 1 million shares authorized; 545,259 shares issued and outstanding	55	55

SHAREHOLDERS’ DEFICIT:
Class A Common stock; $.001 par value; 1.75 billion shares authorized; 305,203,770 and 295,038,606 shares issued and outstanding, respectively	—	—
Class B Common stock; $.001 par value; 750 million shares authorized; 50,000 shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized; no non-redeemable shares issued and outstanding	—	—
Additional paid-in capital	4,794	4,700
Accumulated deficit	(9,196)	(4,851)
Accumulated other comprehensive loss	(4)	(24)

Total shareholders’ deficit	(4,406)	(175)

Total liabilities and shareholders’ deficit	$17,673	$21,364

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)

	Year Ended December 31,
	2004	2003	2002
REVENUES	$4,977	$4,819	$4,566

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	2,080	1,952	1,807
Selling, general and administrative	971	940	963
Depreciation and amortization	1,495	1,453	1,436
Impairment of franchises	2,433	—	4,638
(Gain) loss on sale of fixed assets	(86)	5	3
Option compensation expense, net	31	4	5
Special charges, net	104	21	36
Unfavorable contracts and other settlements	(5)	(72)	—

	7,023	4,303	8,888

Income (loss) from operations	(2,046)	516	(4,322)

OTHER INCOME AND EXPENSES:
Interest expense, net	(1,670)	(1,557)	(1,503)
Gain (loss) on derivative instruments and hedging activities, net	69	65	(115)
Loss on debt to equity conversions	(23)	—	—
Gain (loss) on extinguishment of debt	(31)	267	—
Other, net	3	(16)	(4)

	(1,652)	(1,241)	(1,622)

Loss before minority interest, income taxes and cumulative effect of accounting change	(3,698)	(725)	(5,944)

MINORITY INTEREST	19	377	3,176

Loss before income taxes and cumulative effect of accounting change	(3,679)	(348)	(2,768)

INCOME TAX BENEFIT	103	110	460

Loss before cumulative effect of accounting change	(3,576)	(238)	(2,308)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	(765)	—	(206)

Net loss	(4,341)	(238)	(2,514)

Dividends on preferred stock – redeemable	(4)	(4)	(3)

Net loss applicable to common stock	$(4,345)	$(242)	$(2,517)

LOSS PER COMMON SHARE, basic and diluted	$(14.47)	$(0.82)	$(8.55)

Weighted average common shares outstanding, basic and diluted	300,291,877	294,597,519	294,440,261

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(dollars in millions)

					Accumulated	Total
	Class A	Class B	Additional		Other	Shareholders’
	Common	Common	Paid-In	Accumulated	Comprehensive	Equity
	Stock	Stock	Capital	Deficit	Income (Loss)	(Deficit)
BALANCE, December 31, 2001	$—	$—	$4,694	$(2,092)	$(17)	$2,585
Issuance of common stock related to acquisitions	—	—	2	—	—	2
Changes in fair value of interest rate agreements	—	—	—	—	(30)	(30)
Option compensation expense, net	—	—	2	—	—	2
Loss on issuance of equity by subsidiary	—	—	(1)	—	—	(1)
Dividends on preferred stock - redeemable	—	—	—	(3)	—	(3)
Net loss	—	—	—	(2,514)	—	(2,514)

BALANCE, December 31, 2002	—	—	4,697	(4,609)	(47)	41
Changes in fair value of interest rate agreements	—	—	—	—	23	23
Option compensation expense, net	—	—	2	—	—	2
Issuance of common stock related to acquisitions	—	—	2	—	—	2
Loss on issuance of equity by subsidiary	—	—	(1)	—	—	(1)
Dividends on preferred stock - redeemable	—	—	—	(4)	—	(4)
Net loss	—	—	—	(238)	—	(238)

BALANCE, December 31, 2003	—	—	4,700	(4,851)	(24)	(175)
Changes in fair value of interest rate agreements	—	—	—	—	20	20
Option compensation expense, net	—	—	27		—	27
Issuance of common stock in exchange for convertible notes	—	—	67	—	—	67
Dividends on preferred stock - redeemable	—	—	—	(4)	—	(4)
Net loss	—	—	—	(4,341)	—	(4,341)

BALANCE, December 31, 2004	$—	$—	$4,794	$(9,196)	$(4)	$(4,406)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,341)	$(238)	$(2,514)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	(19)	(377)	(3,176)
Depreciation and amortization	1,495	1,453	1,436
Impairment of franchises	2,433	—	4,638
Option compensation expense, net	27	4	5
Special charges, net	85	—	—
Noncash interest expense	324	414	395
Gain on derivative instruments and hedging activities, net	(69)	(65)	115
(Gain) loss on sale of assets	(86)	5	3
Loss on debt to equity conversions	23	—	3
(Gain) loss on extinguishment of debt	20	(267)	—
Deferred income taxes	(109)	(110)	(460)
Cumulative effect of accounting change, net	765	—	206
Unfavorable contracts and other settlements	(5)	(72)	—
Other, net	(3)	3	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(7)	70	27
Prepaid expenses and other assets	(2)	5	26
Accounts payable, accrued expenses and other	(59)	(69)	47
Receivables from and payables to related party, including deferred management fees	—	9	(3)

Net cash flows from operating activities	472	765	748

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(924)	(854)	(2,167)
Change in accrued expenses related to capital expenditures	(43)	(33)	(55)
Proceeds from sale of systems	744	91	—
Payments for acquisitions, net of cash acquired	—	—	(139)
Purchases of investments	(17)	(11)	(12)
Other, net	(3)	(10)	10

Net cash flows from investing activities	(243)	(817)	(2,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	2
Borrowings of long-term debt	3,148	738	4,106
Repayments of long-term debt	(5,448)	(1,368)	(2,134)
Proceeds from issuance of long-term debt	2,882	529	—
Payments for debt issuance costs	(145)	(41)	(40)
Purchase of pledge securities	(143)	—	—

Net cash flows from financing activities	294	(142)	1,934

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	523	(194)	319
CASH AND CASH EQUIVALENTS, beginning of period	127	321	2

CASH AND CASH EQUIVALENTS, end of period	$650	$127	$321

CASH PAID FOR INTEREST	$1,302	$1,111	$1,103

NONCASH TRANSACTIONS:
Debt exchanged for Charter Class A common stock	$30	$—	$—
Issuance of debt by CCH II, LLC	—	1,572	—
Retirement of debt	—	1,866	—
Issuances of preferred stock – redeemable, as payment for acquisitions	—	4	—
Issuance of equity as partial payments for acquisitions	—	2	—

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

1. Organization and Basis of Presentation

Charter Communications, Inc. (“Charter”) is a holding company whose principal assets at December 31, 2004 are the 47% controlling common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”) and “mirror” notes which are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes. Charter Holdco is the sole owner of Charter Communications Holdings, LLC (“Charter Holdings”). The consolidated financial statements include the accounts of Charter, Charter Holdco, Charter Holdings and all of their wholly owned subsidiaries where the underlying operations reside, collectively referred to herein as the “Company.” Charter consolidates Charter Holdco on the basis of voting control. Charter Holdco’s limited liability company agreement provides that so long as Charter’s Class B common stock retains its special voting rights, Charter will maintain a 100% voting interest in Charter Holdco. Voting control gives Charter full authority and control over the operations of Charter Holdco. All significant intercompany accounts and transactions among consolidated entities have been eliminated. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed data services and, in some areas, advanced broadband services such as high definition television, video on demand and telephony. The Company sells its cable video programming, high-speed data and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

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

Reclassifications. Certain prior year amounts have been reclassified to conform with the 2004 presentation.

2. Liquidity and Capital Resources

The Company incurred net loss applicable to common stock of $4.3 billion, $242 million and $2.5 billion in 2004, 2003 and 2002, respectively. The Company’s net cash flows from operating activities were $472 million, $765 million and $748 million for the years ending December 31, 2004, 2003 and 2002, respectively.

The Company has a significant level of debt. The Company’s long-term financing as of December 31, 2004 consists of $5.5 billion of credit facility debt, $13.3 billion principal amount of high-yield notes and $1.0 billion principal amount of convertible senior notes. In 2005, $30 million of the Company’s debt will mature and in 2006, an additional $186 million of the Company’s debt will mature. In 2007 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under its credit facilities, sales of assets, issuances of debt and equity securities and cash on hand. However, the mix of funding sources changes from period to period. For the year ended December 31, 2004, the Company, generated $472 million of net cash flows from operating activities, after paying cash interest of $1.3 billion. In addition, the Company generated approximately $744 million from the sale of assets, substantially all of which was used to fund operations, including capital expenditures. Finally, the Company had net cash flows from financing activities of $294 million, which included, among other things, the proceeds from the issuance in December of $550 million of CCO Holdings, LLC (“CCO Holdings”) Notes. This debt issuance was the primary reason cash on hand increased by $523 million to $650 million at December 31, 2004. Approximately $622 million was used to repay outstanding borrowings under the Company’s revolving credit facility, through a series of transactions executed in February 2005.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

The Company expects that cash on hand, cash flows from operating activities and the amounts available under its credit facilities will be adequate to meet its cash needs in 2005. Cash flows from operating activities and amounts available under the Company’s credit facilities may not be sufficient to fund the Company’s operations and satisfy its principal repayment obligations that come due in 2006 and, the Company believes, will not be sufficient to fund its operations and satisfy such repayment obligations thereafter.

It is likely that the Company will require additional funding to repay debt maturing after 2006. The Company is working with its financial advisors to address such funding requirements. However, there can be no assurance that such funding will be available to the Company. Although Mr. Allen and his affiliates have purchased equity from the Company in the past, Mr. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to the Company in the future.

Credit Facilities and Covenants

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities. These credit facilities, along with the Company’s indentures, are subject to certain restrictive covenants, some of which require the Company to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from the Company’s independent auditors. As of December 31, 2004, the Company was in compliance with the covenants under the Company’s indentures and under its credit facilities and the Company expects to remain in compliance with those covenants for the next twelve months. As of December 31, 2004, the Company had borrowing availability under the credit facilities of $804 million, none of which was restricted due to covenants. Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with the applicable covenants of these credit facilities, including covenants tied to the Company’s operating performance. If the Company’s operating performance results in non-compliance with these covenants, or if any of certain other events of non-compliance under these credit facilities or indentures governing the Company’s debt occurs, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under the covenants governing any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Charter Operating credit facilities require the Company to redeem the CC V Holdings notes within 45 days after the first date that the Charter Holdings leverage ratio is less than 8.75 to 1.0. In satisfaction of this requirement, CC V Holdings, LLC has called for redemption all of its outstanding notes, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption, which is expected to be March 14, 2005. The total cost of the redemption including accrued and unpaid interest is expected to be $122 million. The Company intends to fund the redemption with borrowings under its credit facilities.

Specific Limitations

Charter’s ability to make interest payments on its convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of its convertible senior notes, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco or its subsidiaries, including CCH II, LLC (“CCH II”), CCO Holdings, LLC (“CCO Holdings”) and Charter Operating. The indentures governing the CCH II notes, CCO Holdings notes, and Charter Operating notes, however, restrict these entities and their subsidiaries from making distributions to their parent companies (including Charter and Charter Holdco) for payment of interest and principal on Charter’s convertible senior notes, in each case unless there is no default under the applicable indenture and a specified leverage ratio test is met at the time of such event. CCH II, CCO Holdings and Charter Operating meet the applicable leverage ratio test under each of their respective indentures, and as a result are not prohibited from making any such distributions to their respective direct parent.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended December 31, 2004, there was no default under Charter Holdings’ indentures and other specified tests were met. In addition, Charter Holdings met the leverage ratio of 8.75 to 1.0 based on December 31, 2004 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco are not currently restricted. Such distributions will again be restricted, however, if Charter Holdings fails to meet its leverage ratio test. In the past, Charter Holdings has from time to time failed to meet this leverage ratio test and there can be no assurance that Charter Holdings will satisfy this test in the future.

During periods when such distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures. As of December 31, 2004, Charter Holdco had $106 million in cash on hand and was owed $29 million in intercompany loans from its subsidiaries, which were available to pay interest on Charter’s 4.75% convertible senior notes, which is expected to be approximately $7 million in 2005. In addition, Charter has $144 million of governmental securities pledged as security for the six interest payments on Charter’s 5.875% convertible senior notes.

Sale of Assets

In March 2004, the Company closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC. The Company closed the sale of an additional cable system in New York to Atlantic Broadband Finance, LLC in April 2004. These transactions resulted in a $104 million pretax gain recorded as a gain on sale of assets in the Company’s consolidated statements of operations. Subject to post-closing contractual adjustments, the total net proceeds from the sale of all of these systems were approximately $733 million. The proceeds received to date were used to repay a portion of amounts outstanding under the Company’s credit facilities.

3. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs. Indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and indirect costs associated with these support functions. Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

Cable distribution systems	7-20 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture and fixtures	5 years

Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. All franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually as of October 1, or more frequently as warranted by events or changes in circumstances (see Note 7). The Company concluded that 99% of its franchises qualify for indefinite-life treatment; however, certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs are amortized on a straight-line basis over 10 years. Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

Other Noncurrent Assets

Other noncurrent assets primarily include goodwill, deferred financing costs, governmental securities and investments in equity securities. Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowings.

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

The following summarizes investment information as of and for the years ended December 31, 2004 and 2003:

			Gain (loss) for
	Carrying Value at		the Years Ended
	December 31,		December 31,
	2004	2003	2004	2003	2002
Equity investments, under the cost method	$39	$30	$(3)	$(2)	$—
Equity investments, under the equity method	25	11	7	(1)	(5)
Marketable securities, at market value	—	—	—	—	2

	$64	$41	$4	$(3)	$(3)

As required by the indentures to the Company’s 5.875% convertible senior notes issued in November 2004, the Company purchased U.S. government securities valued at approximately $144 million with maturities corresponding to the interest payment dates for the convertible senior notes. These securities were pledged and are held in escrow to provide payment in full for the first six interest payments of the convertible senior notes (see Note 9). These securities are accounted for as held-to-maturity securities. At December 31, 2004, the carrying value and fair value of the securities was approximately $144 million with approximately $48 million recorded in prepaid and other assets and approximately $96 million recorded in other assets in the Company’s consolidated balance sheet.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life franchise under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairment of property, plant and equipment occurred in 2004, 2003 and 2002.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. For those instruments which qualify as hedging activities, related gains or losses are recorded in accumulated other comprehensive income. For all other derivative instruments, the related gains or losses are recorded in the income statement. The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements, interest rate cap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of the Company’s subsidiaries. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable the Company to otherwise pay lower market rates. Interest rate collar agreements are used to limit exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. The Company does not hold or issue any derivative financial instruments for trading purposes.

Certain provisions of the Company’s 5.875% convertible senior notes issued in November 2004 were considered embedded derivatives for accounting purposes and were required to be separately accounted for from the convertible senior notes. In accordance with SFAS No. 133, these derivatives are marked to market with gains or losses recorded in interest expense on the Company’s consolidated statement of operations. For the year ended December 31, 2004, the Company recognized $1 million in losses related to these derivatives. At December 31, 2004, $10 million is recorded in accounts payable and accrued expenses relating to the short-term portion of these derivatives and $21 million is recorded in other long-term liabilities related to the long-term portion.

Revenue Recognition

Revenues from residential and commercial video and high-speed data services are recognized when the related services are provided. Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5% of gross revenues as defined in the franchise agreement. Such fees are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees are reported as revenues on a gross basis with a corresponding operating expense.

Programming Costs

The Company has various contracts to obtain analog, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to adjustment based on periodic audits performed by the programmers. Certain programming contracts contain launch incentives to be paid by the programmers. The Company receives these payments related to the activation of the programmer’s cable television channel and recognizes the launch incentives on a straight-line basis

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

over the life of the programming agreement as a reduction of programming expense. This offset to programming expense was $59 million, $62 million and $57 million for the years ended December 31, 2004, 2003 and 2002, respectively. Programming costs included in the accompanying statement of operations were $1.3 billion, $1.2 billion and $1.2 billion for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, the deferred amount of launch incentives, included in other long-term liabilities, totaled $106 million and $170 million, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred. Such advertising expense was $72 million, $62 million and $60 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions resulted in utilizing a preferable accounting method as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the fair value method was applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date were accounted for under APB No. 25, unless they were modified or settled in cash.

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net loss and loss per share as reported and the pro forma amounts that would have been reported using the fair value method under SFAS No. 123 for the years presented:

	Year Ended December 31,
	2004	2003	2002
Net loss applicable to common stock	$(4,345)	$(242)	$(2,517)
Add back stock-based compensation expense related to stock options included in reported net loss (net of minority interest)	31	2	2
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards (net of minority interest)	(33)	(14)	(56)
Effects of unvested options in stock option exchange (see Note 19)	48	—	—

Pro forma	$(4,299)	$(254)	$(2,571)

Loss per common shares, basic and diluted:
As reported	$(14.47)	$(0.82)	$(8.55)

Pro forma	$(14.32)	$(0.86)	$(8.73)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31, 2004, 2003 and 2002, respectively: risk-free interest rates of 3.3%, 3.0%, and 3.6%; expected volatility of 92.4%, 93.6% and

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

64.2%; and expected lives of 4.6 years, 4.5 years and 4.3 years, respectively. The valuations assume no dividends are paid.

Unfavorable Contracts and Other Settlements

The Company recognized $5 million of benefit for the year ended December 31, 2004 related to changes in estimated legal reserves established as part of previous business combinations, which, based on an evaluation of current facts and circumstances, are no longer required.

The Company recognized $72 million of benefit for the year ended December 31, 2003 as a result of the settlement of estimated liabilities recorded in connection with prior business combinations. The majority of this benefit (approximately $52 million) is due to the renegotiation of a major programming contract, for which a liability had been recorded for the above market portion of the agreement in conjunction with the Falcon acquisition in 1999 and the Bresnan acquisition in 2000. The remaining benefit relates to the reversal of previously recorded liabilities, which are no longer required.

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

Minority Interest

Minority interest on the consolidated balance sheets represents the portion of members’ equity of Charter Holdco not owned by Charter, plus preferred membership interests in an indirect subsidiary of Charter held by Mr. Paul G. Allen. Minority interest totaled $648 million and $689 million as of December 31, 2004 and 2003, respectively, on the accompanying consolidated balance sheets. Gains or losses arising from issuances by Charter Holdco of its membership units are recorded as capital transactions thereby increasing or decreasing shareholders’ equity and decreasing or increasing minority interest on the consolidated balance sheets. These losses totaled $0, $1 million and $1 million for the years ended December 31, 2004, 2003 and 2002, respectively, on the accompanying consolidated statements of changes in shareholders’ equity. Operating losses are allocated to the minority owners based on their ownership percentage, thereby reducing the Company’s net loss.

Reported losses allocated to minority interest on the statement of operations are limited to the extent of any remaining minority interest on the balance sheet related to Charter Holdco. Because minority interest in Charter Holdco was substantially eliminated at December 31, 2003, beginning in 2004, Charter began to absorb substantially all future losses before income taxes that otherwise would have been allocated to minority interest.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss applicable to common stock by 300,291,877 shares, 294,597,519 shares and 294,440,261 shares for the years ended December 31, 2004, 2003 and 2002, representing the weighted-average common shares outstanding during the respective periods. Diluted loss per common share equals basic loss per common share for the periods presented, as the effect of stock options is antidilutive because the Company incurred net losses. All membership units of Charter Holdco are exchangeable on a one-for-one basis into common stock of Charter at the option of the holders. As of December 31, 2004, Charter Holdco has 644,385,801 membership units outstanding. Should the holders exchange units for shares, the effect would not be dilutive because the Company incurred net losses.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

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

4. Acquisitions

On February 28, 2002, CC Systems, LLC, a subsidiary of the Company, and High Speed Access Corp. (“HSA”) closed the Company’s acquisition from HSA of the contracts and associated assets, and assumed related liabilities, that served certain of the Company’s high-speed data customers. At closing, the Company paid approximately $78 million in cash and delivered 37,000 shares of HSA’s Series D convertible preferred stock and all the warrants to buy HSA common stock owned by the Company. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values, including approximately $8 million assigned to intangible assets and amortized over an average useful life of three years and approximately $52 million assigned to goodwill. During the period from 1997 to 2000, certain subsidiaries of the Company entered into Internet-access related service agreements with HSA, and both Vulcan Ventures and certain of the Company’s subsidiaries made equity investments in HSA. (see Note 22 for additional information).

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
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

5. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	$17	$19	$33
Charged to expense	92	79	108
Uncollected balances written off, net of recoveries	(94)	(81)	(122)

Balance, end of year	$15	$17	$19

6. Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2004 and 2003:

	2004	2003
Cable distribution systems	$6,596	$6,347
Customer equipment and installations	3,500	3,160
Vehicles and equipment	433	430
Buildings and leasehold improvements	578	583
Furniture and fixtures	493	444

	11,600	10,964
Less: accumulated depreciation	(5,311)	(3,950)

	$6,289	$7,014

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $1.5 billion, $1.5 billion and $1.4 billion respectively.

7. Franchises and Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS’’) No. 142, which eliminates the amortization of indefinite-lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances. Based on the guidance prescribed in Emerging Issues Task Force (“EITF’’) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

The Company’s valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships and its total entity value. The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services such as interactivity and telephony to the potential customers (service marketing rights). Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained and the new services added to those customers in future periods. The sum of the present value of the franchises’ after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise. Prior to the adoption of EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, discussed below, the Company followed a residual method of valuing its franchise assets, which had the effect of including goodwill with the franchise assets.

The Company follows the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, in valuing customer relationships. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers and are calculated by projecting future after-tax cash flows from these customers including the right to deploy and market additional services such as interactivity and telephony to these customers. The present value of these after-tax cash flows yield the fair value of the customer relationships. Substantially all acquisitions occurred prior to January 1, 2002. The Company did not record any value associated with the customer relationship intangibles related to those acquisitions. For acquisitions subsequent to January 1, 2002 the Company did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

In September 2004, the SEC staff issued Topic D-108 which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. The Company performed an impairment assessment as of September 30, 2004, and adopted Topic D-108 in that assessment resulting in a total franchise impairment of approximately $3.3 billion. The Company recorded a cumulative effect of accounting change of $765 million (approximately $875 million before tax effects of $91 million and minority interest effects of $19 million) for the year ended December 31, 2004 representing the portion of the Company’s total franchise impairment attributable to no longer including goodwill with franchise assets. The effect of the adoption was to increase net loss and loss per share by $765 million and $2.55 for the year ended December 31, 2004. The remaining $2.4 billion of the total franchise impairment was attributable to the use of lower projected growth rates and the resulting revised estimates of future cash flows in the Company’s valuation, and was recorded as impairment of franchises in the Company’s accompanying consolidated statements of operations for the year ended December 31, 2004. Sustained analog video customer losses by the Company in the third quarter of 2004 primarily as a result of increased competition from direct broadcast satellite providers and decreased growth rates in the Company’s high-speed data customers in the third quarter of 2004, in part, as a result of increased competition from digital subscriber line service providers led to the lower projected growth rates and the revised estimates of future cash flows from those used at October 1, 2003.

The valuation completed at October 1, 2003 showed franchise values in excess of book value and thus resulted in no impairment. The Company’s annual impairment assessment as of October 1, 2002, based on revised estimates from January 1, 2002 of future cash flows and projected long-term growth rates in the Company’s valuation, led to the recognition of a $4.6 billion impairment charge in the fourth quarter of 2002.

As of December 31, 2004 and 2003, indefinite-lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2004			2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,845	$—	$9,845	$13,606	$—	$13,606
Goodwill	52	—	52	52	—	52

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

	$9,897	$—	$9,897	$13,658	$—	$13,658

Finite-lived intangible assets:
Franchises with finite lives	$37	$4	$33	$107	$33	$74

For the year ended December 31, 2004, the net carrying amount of indefinite-lived intangible assets was reduced by $490 million as a result of the sale of cable systems, primarily the sale to Atlantic Broadband Finance, LLC, discussed in Note 2. Additionally, in the first and fourth quarters of 2004, approximately $29 million and $8 million, respectively, of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on the Company’s renewal of these franchise assets in 2003 and 2004. Franchise amortization expense for the years ended December 31, 2004, 2003 and 2002 was $4 million, $9 million and $9 million, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $3 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2004 and 2003:

	2004	2003
Accounts payable – trade	$148	$163
Accrued capital expenditures	65	108
Accrued expenses:
Interest	324	277
Programming costs	278	319
Franchise related fees	67	70
State sales tax	47	61
Other	288	288

	$1,217	$1,286

9. Long-Term Debt

Long-term debt consists of the following as of December 31, 2004 and 2003:

	2004		2003
	Face	Accreted	Face	Accreted
	Value	Value	Value	Value
Long-Term Debt
Charter Communications, Inc.:
5.75% convertible senior notes due 2005	$—	$—	$618	$618
4.750% convertible senior notes due 2006	156	156	156	156
5.875% convertible senior notes due 2009	863	834	—	—

Charter Holdings:
8.250% senior notes due 2007	451	451	451	450
8.625% senior notes due 2009	1,244	1,243	1,244	1,242
9.920% senior discount notes due 2011	1,108	1,108	1,108	1,082
10.000% senior notes due 2009	640	640	640	640

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

	2004		2003
	Face	Accreted	Face	Accreted
	Value	Value	Value	Value
10.250% senior notes due 2010	318	318	318	318
11.750% senior discount notes due 2010	450	448	450	400
10.750% senior notes due 2009	874	874	874	873
11.125% senior notes due 2011	500	500	500	500
13.500% senior discount notes due 2011	675	589	675	517
9.625% senior notes due 2009	640	638	640	638
10.000% senior notes due 2011	710	708	710	708
11.750% senior discount notes due 2011	939	803	939	717
12.125% senior discount notes due 2012	330	259	330	231
CCH II, LLC:
10.250% senior notes due 2010	1,601	1,601	1,601	1,601
CCO Holdings, LLC:
8 3/4% senior notes due 2013	500	500	500	500
Senior floating notes due 2010	550	550	—	—
Charter Operating:
8% senior second-lien notes due 2012	1,100	1,100	—	—
8 3/8% senior second-lien notes due 2014	400	400	—	—
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	114	116	114	116
CC V Holdings, LLC:
11.875% senior discount notes due 2008	113	113	113	113

Credit Facilities
Charter Operating	5,515	5,515	4,459	4,459
CC VI Operating	—	—	868	868
Falcon Cable	—	—	856	856
CC VIII Operating	—	—	1,044	1,044

	$19,791	$19,464	$19,208	$18,647

The accreted values presented above represents the face value of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

On November 22, 2004, the Company issued $862.5 million original principal amount of 5.875% convertible senior notes due 2009, which are convertible into shares of Charter’s Class A common stock, par value $.001 per share, at a rate of 413.2231 shares per $1,000 principal amount of notes (or approximately $2.42 per share), subject to adjustment in certain circumstances. On December 23, 2004, the Company used a portion of the proceeds from the sale of the notes to redeem all of its outstanding 5.75% convertible senior notes due 2005 (total principal amount of $588 million). The redemption resulted in a loss on extinguishment of debt of $10 million.

In April 2004, Charter’s indirect subsidiaries, Charter Operating and Charter Communications Operating Capital Corp., sold $1.5 billion of senior second-lien notes in a private transaction. Additionally, Charter Operating amended and restated its $5.1 billion credit facilities, among other things, to defer maturities and increase availability under those facilities to approximately $6.5 billion, consisting of a $1.5 billion six-year revolving credit facility, a $2.0 billion six-year term loan facility and a $3.0 billion seven-year term loan facility. Charter Operating used the additional borrowings under the amended and restated credit facilities, together with proceeds from the sale of the Charter Operating senior second-lien notes to refinance the credit facilities of its subsidiaries, CC VI Operating Company, LLC (“CC VI Operating”), Falcon Cable Communications, LLC (“Falcon Cable”), and CC VIII Operating, LLC (“CC VIII Operating”), all in concurrent transactions. In addition, Charter Operating was substituted as the lender in place of the banks under those subsidiaries’ credit facilities. These transactions resulted in losses on extinguishment of debt of $21 million.

The Company recognized a loss of approximately $23 million recorded as loss on debt to equity conversion on the accompanying consolidated statement of operations for the year ended December 31, 2004 from privately negotiated

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

exchanges of a total of $30 million principal amount of Charter’s 5.75% convertible senior notes for shares of Charter Class A common stock. The exchanges resulted in the issuance of more shares in the exchange transaction than would have been issuable under the original terms of the convertible senior notes.

In September 2003, Charter, Charter Holdings and their indirect subsidiary, CCH II purchased, in a non-monetary transaction, a total of approximately $609 million principal amount of Charter’s outstanding convertible senior notes and approximately $1.3 billion principal amount of the senior notes and senior discount notes issued by Charter Holdings from institutional investors in a small number of privately negotiated transactions. As consideration for these securities, CCH II issued approximately $1.6 billion principal amount of 10.25% notes due 2010, and realized approximately $294 million of debt discount. CCH II also issued an additional $30 million principal amount of 10.25% notes for an equivalent amount of cash and used the proceeds for transaction costs and for general corporate purposes. This transaction resulted in a gain on extinguishment of debt of $267 million for the year ended December 31, 2003. See discussion of the CCH II notes below for more details.

5.75% Charter Convertible Notes In October and November 2000, Charter issued 5.75% convertible senior notes with a total principal amount at maturity of $750 million. The 5.75% Charter convertible notes were convertible at the option of the holder into shares of Class A common stock at a conversion rate of 46.3822 shares per $1,000 principal amount of notes, which was equivalent to a price of $21.56 per share, subject to certain adjustments. The remaining $588 million of these notes was redeemed on December 23, 2004 at a price of 101.15% of the outstanding principal amount plus accrued and unpaid interest through the redemption date.

4.75% Charter Convertible Notes. In May 2001, Charter issued 4.75% convertible senior notes with a total principal amount at maturity of $633 million. As of December 31, 2004, there was $156 million in total principal amount of these notes outstanding. The 4.75% Charter convertible notes rank equally with any of Charter’s future unsubordinated and unsecured indebtedness, but are structurally subordinated to all existing and future indebtedness and other liabilities of Charter’s subsidiaries.

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

5.875% Charter Convertible Notes. In November 2004, Charter issued 5.875% convertible senior notes due 2009 with a total original principal amount of $862.5 million. The 5.875% Charter convertible notes are convertible at any time at the option of the holder into shares of Class A common stock at an initial conversion rate of 413.2231 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $2.42 per share, subject to certain adjustments. Specifically, the adjustments include anti-dilutive provisions, which cause adjustments to occur automatically based on the occurrence of specified events to provide protection rights to holders of the notes. The conversion rate may also be increased (but not to exceed 462 shares per $1,000 principal amount of notes) upon a specified change of control transaction. Additionally, Charter may elect to increase the conversion rate under certain circumstances when deemed appropriate and subject to applicable limitations of the NASDAQ stock market. Holders who convert their notes prior to November 16, 2007 will receive an early conversion make whole amount in respect of their notes based on a proportional share of the portfolio of pledged securities described below, with specified adjustments.

The 5.875% Charter convertible notes are unsecured (except with respect to the collateral as described below) and rank equally with existing and future unsubordinated and unsecured indebtedness (except with respect to the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

collateral described below), but are structurally subordinated to all existing and future indebtedness and other liabilities of Charter’s subsidiaries. Upon a change of control and certain other fundamental changes, subject to certain conditions and restrictions, Charter may be required to repurchase the notes, in whole or in part, at 100% of their principal amount plus accrued interest at the repurchase date.

Interest is payable semi-annually in arrears. Charter Holdco used a portion of the proceeds from the sale of the notes to purchase a portfolio of U.S. government securities in an amount which the Company believes will be sufficient to make the first six interest payments on the notes. These government securities were pledged to the Company as security for a mirror note issued by Charter Holdco to Charter (as discussed below) and pledged to the trustee under the indenture governing the notes as security for the Company’s obligations thereunder. The Company expects to use such securities to fund the first six interest payments under the notes. The pledged securities totaled $144 million at December 31, 2004. Any holder that converts its notes prior to the third anniversary of the issue date will be entitled to receive, in addition to the requisite number of shares upon conversion, an interest make whole payment equal to the cash proceeds from the sale by the trustee of that portion of the remaining pledged U.S. government securities which secure interest payments on the notes so converted, subject to certain limitations with respect to notes that have not been sold prior to being registered under the Securities Act of 1933.

Following the earlier of the sale of the notes pursuant to an effective registration statement or the date two years following the issue date, the notes in whole or in part may be redeemed for cash at any time at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest, deferred interest and liquidated damages, if any, but only if for any 20 trading days in any 30 consecutive trading day period the closing price has exceeded 180% of the conversion price, if such 30 trading day period begins prior to November 16, 2007 or 150% of the conversion price, if such 30 trading period begins thereafter. Holders who convert notes that the Company has called for redemption shall receive, in addition to the early conversion make whole amount, if applicable, the present value of the interest on the notes converted that would have been payable for the period from the later of November 17, 2007 and the redemption date through the scheduled maturity date for the notes, plus any accrued deferred interest.

The Company is required to register the 5.875% Charter convertible notes by April 21, 2005. If the 5.875% Charter convertible notes are not registered by such date, the Company will incur liquidating damages as defined in the related indenture. In conjunction with issuing the 5.875% Charter convertible notes, the Company filed a registration statement to sell up to 150 million shares of the Company’s Class A common stock pursuant to a share lending agreement. The share lending agreement is required to be registered by April 1, 2005. If the share lending agreement is not registered by such date, the Company will incur liquidating damages as defined in the related indenture.

In connection with our November 2004 sale of the $862.5 million principal amount of 5.875% convertible senior notes due 2009, Charter Holdco issued to Charter mirror notes in identical principal amount in exchange for the proceeds from its offering. Charter Holdco then purchased and pledged certain U.S. government securities to Charter as security for the mirror notes (which were in turn repledged by Charter to the trustee for the benefit of holders of Charter’s 5.875% convertible senior notes and which Charter expects to use to fund the first six interest payments on the notes), and agreed to lend common units to Charter, the terms of which will, to the extent practicable, mirror the terms of the shares. Charter Holdco also redeemed the remaining $588 million principal amount of the mirror notes in respect of our 5.75% convertible senior notes due 2005 concurrently with its December 23, 2004 redemption of its 5.75% convertible senior notes.

In addition, in December 2004, Charter Holdco entered into a unit lending agreement with Charter in which it agreed to lend common units to Charter that would mirror the anticipated loan of Class A common shares by Charter to Citigroup Global Markets pursuant to a share lending agreement. The members of Charter Holdco (including the entities controlled by Mr. Allen) also at that time entered into a letter agreement providing, among other things, that for purposes of the allocation provisions of the Limited Liability Company Agreement of Charter Holdco, the mirror units be treated as disregarded and not outstanding until such time (and except to the extent) that, under Charter’s share lending agreement, Charter treats the loaned shares in a manner that assumes they will neither be returned by Charter by the borrower nor otherwise be acquired by Charter in lieu of such a return.

March 1999 Charter Holdings Notes. The March 1999 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Communications Capital Corporation (“Charter Capital”). The March 1999 8.250% Charter Holdings notes mature on April 1, 2007, and as of December 31, 2004, there was $451 million in total principal amount outstanding. The March 1999 8.625% Charter Holdings notes mature on April 1, 2009 and as of December 31, 2004, there was $1.2 billion in total principal amount outstanding. The March 1999 9.920% Charter Holdings notes mature on April 1, 2011 and as of December 31, 2004, the total principal amount outstanding and accreted value was $1.1 billion. Cash interest on the March 1999 9.920% Charter Holdings notes began to accrue on April 1, 2004.

The March 1999 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

Charter Holdings and Charter Capital will not have the right to redeem the March 1999 8.250% Charter Holdings notes prior to their maturity on April 1, 2007. On or after April 1, 2004, Charter Holdings and Charter Capital may redeem some or all of the March 1999 8.625% Charter Holdings notes and the March 1999 9.920% Charter Holdings notes at any time, in each case, at a premium. The optional redemption price declines to 100% of the principal amount of March 1999 Charter Holdings notes redeemed, plus accrued and unpaid interest, if any, for redemption on or after April 1, 2007.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding March 1999 Charter Holdings notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

The indentures governing the March 1999 Charter Holdings notes contain restrictive covenants that limit certain transactions or activities by Charter Holdings and its restricted subsidiaries. Substantially all of Charter Holdings’ direct and indirect subsidiaries are currently restricted subsidiaries.

January 2000 Charter Holdings Notes. The January 2000 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. The January 2000 10.00% Charter Holdings notes mature on April 1, 2009, and as of December 31, 2004, there was $640 million in total principal amount of these notes outstanding. The January 2000 10.25% Charter Holdings notes mature on January 15, 2010 and as of December 31, 2004, there was $318 million in total principal amount of these notes outstanding. The January 2000 11.75% Charter Holdings notes mature on January 15, 2010 and as of December 31, 2004, the total principal amount outstanding was $450 million and the total accreted value of these notes was approximately $448 million. Cash interest on the January 2000 11.75% Charter Holdings notes began to accrue on January 15, 2005.

The January 2000 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

Charter Holdings and Charter Capital will not have the right to redeem the January 2000 10.00% Charter Holdings notes prior to their maturity on April 1, 2009. Charter Holdings and Charter Capital may redeem some or all of the January 2000 10.25% Charter Holdings notes and the January 2000 11.75% Charter Holdings notes at any time, in each case, at a premium. The optional redemption price declines to 100% of the principal amount of the January 2000 Charter Holdings notes redeemed, plus accrued and unpaid interest, if any, for redemption on or after January 15, 2008.

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

January 2001 Charter Holdings Notes. The January 2001 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. The January 2001 10.750% Charter Holdings notes mature on October 1, 2009, and as of December 31, 2004, there was $874 million in total principal amount of these notes outstanding. The January 2001 11.125% Charter Holdings notes mature on January 15, 2011 and as of December 31, 2004, there was $500 million in total principal amount outstanding. The January 2001 13.500% Charter Holdings notes mature on January 15, 2011 with a total principal amount at maturity of $675 million. As of December 31, 2004, the total accreted value of these 13.500% notes was approximately $589 million. Cash interest on the January 2001 13.500% Charter Holdings notes will not accrue prior to January 15, 2006.

The January 2001 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
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

May 2001 Charter Holdings Notes. The May 2001 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. The May 2001 9.625% Charter Holdings notes mature on November 15, 2009, and as of December 31, 2004, combined with the January 2002 additional bond issue, there was $640 million in total principal amount outstanding. The May 2001 10.000% Charter Holdings notes mature on May 15, 2011 and as of December 31, 2004, combined with the January 2002 additional bond issue, there was $710 million in total principal amount outstanding. The May 2001 11.750% Charter Holdings notes mature on May 15, 2011 and as of December 31, 2004, the total principal amount outstanding was $939 million and the total accreted value of the 11.750% notes was approximately $803 million. Cash interest on the May 2001 11.750% Charter Holdings notes will not accrue prior to May 15, 2006.

The May 2001 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with all other current and future unsubordinated obligations of Charter Holdings and Charter Capital. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

Charter Holdings and Charter Capital will not have the right to redeem the May 2001 9.625% Charter Holdings notes prior to their maturity on November 15, 2009. On or after May 15, 2006, Charter Holdings and Charter Capital may redeem some or all of the May 2001 10.000% Charter Holdings notes and the May 2001 11.750% Charter Holdings notes at any time, in each case, at a premium. The optional redemption price declines to 100% of the principal amount of the May 2001 Charter Holdings notes redeemed, plus accrued and unpaid interest, if any, for redemption on or after May 15, 2009.

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

January 2002 Charter Holdings Notes. The January 2002 Charter Holdings notes are general unsecured obligations of Charter Holdings and Charter Capital. The January 2002 Charter Holdings notes consist of $330 million in total principal amount at maturity of 12.125% senior discount notes due 2012.

The January 2002 12.125% senior discount notes mature on January 15, 2012, and as of December 31, 2004, the total principal amount outstanding was $330 million and the total accreted value of these notes was approximately $259 million. Cash interest on the January 2002 12.125% Charter Holdings notes will not accrue prior to January 15, 2007.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

The January 2002 Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital. They rank equally with the current and future unsecured and unsubordinated debt of Charter Holdings. They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CCH II notes, the CCO Holdings notes, the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

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

CCH II Notes. In September 2003, CCH II and CCH II Capital Corp. jointly issued $1.6 billion total principal amount of 10.25% senior notes due 2010. The CCH II notes are general unsecured obligations of CCH II and CCH II Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCH II and CCH II Capital Corp. The CCH II notes are structurally subordinated to all obligations of subsidiaries of CCH II, including the CCO Holdings notes, the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

Interest on the CCH II notes accrues at 10.25% per annum and is payable semi-annually in arrears on each March 15 and September 15, commencing on March 15, 2004.

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

The indenture governing the CCH II notes contains restrictive covenants that limit certain transactions or activities by CCH II and its restricted subsidiaries. Substantially all of CCH II’s direct and indirect subsidiaries are currently restricted subsidiaries.

CCO Holdings Notes.

8 3/4% Senior Notes due 2013

In November 2003, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million total principal amount of 8 3/4% senior notes due 2013. The CCO Holdings notes are general unsecured obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

to all obligations of CCO Holdings’ subsidiaries, including the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

Interest on the CCO Holdings senior notes accrues at 8 3/4% per year and is payable semi-annually in arrears on each May 15 and November 15.

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

Senior Floating Rate Notes Due 2010

In December 2004, CCO Holdings and CCO Holdings Capital Corp. jointly issued $550 million total principal amount of senior floating rate notes due 2010.

Interest on the CCO Holdings senior floating rate notes accrues at the LIBOR rate plus 4.125% annually, from December 15, 2004 or, if interest already has been paid, from the date it was most recently paid. Interest is reset and payable quarterly in arrears on each March 15, June 15, September 15 and December 15, commencing on March 15, 2005.

At any time prior to December 15, 2006, the issuers of the senior floating rate notes may redeem up to 35% of the notes in an amount not to exceed the amount of proceeds of one or more public equity offerings at a redemption price equal to 100% of the principal amount, plus a premium equal to the interest rate per annum applicable to the notes on the date notice of redemption is given, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 65% of the original aggregate principal amount of the notes issued remains outstanding after the redemption.

The issuers of the senior floating rate notes may redeem the notes in whole or in part at the issuers’ option from December 15, 2006 until December 14, 2007 for 102% of the principal amount, from December 15, 2007 until December 14, 2008 for 101% of the principal amount and from and after December 15, 2008, at par, in each case, plus accrued and unpaid interest.

The indentures governing the CCO Holdings senior notes contain restrictive covenants that limit certain transactions or activities by CCO Holdings and its restricted subsidiaries. Substantially all of CCO Holdings’ direct and indirect subsidiaries are currently restricted subsidiaries.

Charter Operating Notes. On April 27, 2004, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.1 billion of 8% senior second-lien notes due 2012 and $400 million of 8 3/8% senior second-lien notes due 2014, for total gross proceeds of $1.5 billion. Interest on the Charter Operating notes is payable semi-annually in arrears on each April 30 and October 30, commencing on October 30, 2004.

The Charter Operating notes were sold in a private transaction that was not subject to the registration requirements of the Securities Act of 1933. The Charter Operating notes are not expected to have the benefit of any exchange or other registration rights, except in specified limited circumstances. On the issue date of the Charter Operating notes, because

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

of restrictions contained in the Charter Holdings indentures, there were no Charter Operating note guarantees, even though Charter Operating’s immediate parent, CCO Holdings, and certain of the Company’s subsidiaries were obligors and/or guarantors under the Charter Operating credit facilities. Upon the occurrence of the guarantee and pledge date (generally, the fifth business day after the Charter Holdings leverage ratio is certified to be below 8.75 to 1.0), CCO Holdings and those subsidiaries of Charter Operating that are then guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations will be required to guarantee the Charter Operating notes. The note guarantee of each such guarantor will be:

•	a senior obligation of such guarantor;

•	structurally senior to the outstanding senior notes of CCO Holdings and CCO Holdings Capital Corp. (except in the case of CCO Holdings’ note guarantee, which ranks equally with such senior notes), the outstanding senior notes of CCH II and CCH II Capital Corp., the outstanding senior notes and senior discount notes of Charter Holdings and the outstanding convertible senior notes of Charter (but subject to provisions in the Charter Operating indenture that permit interest and, subject to meeting the 4.25 to 1.0 leverage ratio test, principal payments to be made thereon); and

•	senior in right of payment to any future subordinated indebtedness of such guarantor.

As a result of the above leverage ratio test being met, CCO Holdings and certain of its subsidiaries provided the additional guarantees described above during the first quarter of 2005.

All the subsidiaries of Charter Operating (except CCO NR Sub, LLC, and certain other subsidiaries that are not deemed material and are designated as nonrecourse subsidiaries under the Charter Operating credit facilities) are restricted subsidiaries of Charter Operating under the Charter Operating notes. Unrestricted subsidiaries generally will not be subject to the restrictive covenants in the Charter Operating indenture.

In the event of specified change of control events, Charter Operating must offer to purchase the Charter Operating notes at a purchase price equal to 101% of the total principal amount of the Charter Operating notes repurchased plus any accrued and unpaid interest thereon.

The indenture governing the Charter Operating senior notes contains restrictive covenants that limit certain transactions or activities by Charter Operating and its restricted subsidiaries. Substantially all of Charter Operating’s direct and indirect subsidiaries are currently restricted subsidiaries.

Renaissance Notes. In connection with the acquisition of Renaissance in April 1999, the Company assumed $163 million principal amount at maturity of 10.000% senior discount notes due 2008 of which $49 million was repurchased in May 1999. The Renaissance notes did not require the payment of interest until April 15, 2003. From and after April 15, 2003, the Renaissance notes bear interest, payable semi-annually, on April 15 and October 15, commencing on October 15, 2003. The Renaissance notes are due on April 15, 2008.

CC V Holdings Notes. Charter Holdco acquired CC V Holdings in November 1999 and assumed CC V Holdings’ outstanding 11.875% senior discount notes due 2008 with an accreted value of $113 million as of December 31, 2003. Commencing December 1, 2003, cash interest on the CC V Holdings 11.875% notes will be payable semi-annually on June 1 and December 1 of each year. In February 2005, these notes were called with an anticipated redemption date of March 14, 2005.

High-Yield Restrictive Covenants; Limitation on Indebtedness. The indentures governing the notes of the Company’s subsidiaries contain certain covenants that restrict the ability of Charter Holdings, Charter Capital, CCH II, CCH II Capital Corp., CCO Holdings, CCO Holdings Capital Corp., Charter Operating, Charter Communications Operating Capital Corp., the CC V Holdings notes issuers, Renaissance Media Group, and all of their restricted subsidiaries to:

•	incur additional debt;

•	pay dividends on equity or repurchase equity;

•	make investments;

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

•	sell all or substantially all of their assets or merge with or into other companies;

•	sell assets;

•	enter into sale-leasebacks;

•	in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee their parent companies debt, or issue specified equity interests;

•	engage in certain transactions with affiliates; and

•	grant liens.

Charter Operating Credit Facilities. In April 2004, Charter Operating amended and restated its $5.1 billion credit facilities, among other things, to defer maturities and increase availability under those facilities to approximately $6.5 billion, consisting of a $1.5 billion revolving credit facility with a maturity date in 2010; a $2.0 billion Term A loan facility of which 12.5% matures in 2007, 30% matures in 2008, 37.5% matures in 2009 and 20% matures in 2010; and a $3.0 billion Term B loan facility which is repayable in 27 equal quarterly installments aggregating in each loan year to 1% of the original amount of the Term B facility, with the remaining balance due at final maturity in 2011. Charter Operating used the additional borrowings under the amended and restated credit facilities, together with proceeds from the sale of the Charter Operating senior second-lien notes to refinance the credit facilities of its subsidiaries, CC VI Operating, Falcon Cable, and CC VIII Operating,, all in concurrent transactions. In addition, Charter Operating was substituted as the lender in place of the banks under those subsidiaries’ credit facilities.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate (2.07% to 2.28% as of December 31, 2004), as defined, plus a margin for Eurodollar loans of up to 3.00% for the Term A facility and revolving credit facility, and up to 3.25% for the Term B facility, and for base rate loans of up to 2.00% for the Term A facility and revolving credit facility, and up to 2.25% for the Term B facility. A quarterly commitment fee of up to .75% is payable on the average daily unborrowed balance of the revolving credit facilities.

The obligations of Charter’s subsidiaries under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operatings’ immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries”, primarily Renaissance and CC V Holdings and their subsidiaries). The Obligations are also secured by (i) a lien on all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) by a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities. Upon the Charter Holdings Leverage Ratio (as defined in the indenture governing the Charter Holdings senior notes and senior discount notes) being under 8.75 to 1.0, the Charter Operating credit facilities require that the 11.875% notes due 2008 issued by CC V Holdings, LLC be redeemed. Because such Leverage Ratio was determined to be under 8.75 to 1.0 in February 2005, CC V Holdings has called for redemption of such notes with an anticipated redemption date of March 14, 2005. Following such redemption and provided the Leverage Ratio of Charter Holdings remains under 8.75 to 1.0, CC V Holdings and its subsidiaries (other than non-guarantor subsidiaries) will guarantee the Obligations and grant a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

The Charter Operating credit facilities were amended and restated previously as of June 19, 2003 to allow for the insertion of intermediate holding companies between Charter Holdings and Charter Operating. In exchange for the lenders’ consent to the organizational restructuring, Charter Operating’s pricing increased by 50 basis points across all levels in the pricing grid then in effect under the Charter Operating credit facilities.

Amounts under the Charter Operating credit facilities, as amended in 2003, bore interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 3.0% for Eurodollar loans (3.15% to 3.92% as of December 31, 2003) and 2.0% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum was payable on the unborrowed balance of the revolving credit facilities.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

As of December 31, 2004, outstanding borrowings under the Charter Operating credit facilities were approximately $5.5 billion and the unused total potential availability was $804 million.

CC VI Operating Credit Facilities. As discussed above, in April 2004, Charter Operating was substituted as the lender in place of the banks for the CC VI Operating Credit Facilities

Prior to April 2004, amounts under the CC VI Operating credit facilities bore interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 2.5% for Eurodollar loans (2.40% to 3.66% as of December 31, 2003) and 1.5% for base rate loans. A quarterly commitment fee of 0.25% per year was payable on the unborrowed balance of the Term A facility and the revolving facility.

Falcon Cable Credit Facilities. As discussed above, in April 2004, Charter Operating was substituted as the lender in place of the banks for the Falcon Cable Credit Facilities.

Prior to April 2004, amounts under the Falcon Cable credit facilities bore interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 2.25% for Eurodollar loans (2.40% to 3.42% as of December 31, 2003) and up to 1.25% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per year was payable on the unborrowed balance of the revolving facilities.

CC VIII Operating Credit Facilities. As discussed above, in April 2004, Charter Operating was substituted as the lender in place of the banks for the CC VIII Operating Credit Facilities.

Prior to April 2004, amounts under the CC VIII Operating credit facilities bear interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 2.50% for Eurodollar loans (2.15% to 3.66% as of December 31, 2003) and up to 1.50% for base rate loans. A quarterly commitment fee of 0.25% was payable on the unborrowed balance of the revolving credit facilities.

Charter Operating Credit Facilities Restrictive Covenants. The Charter Operating credit facilities contain representations and warranties, affirmative and negative covenants similar to those described above with respect to the indentures governing the Company’s notes, information requirements, events of default and financial covenants. The financial covenants, as defined, measure performance against standards set for leverage, debt service coverage, and operating cash flow coverage of cash interest expense on a quarterly basis or as applicable. Additionally, the credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including when significant amounts of assets are sold and the proceeds are not promptly reinvested in assets useful in the business of the borrower within a specified period. The Charter Operating credit facilities also provide that in the event that any indebtedness of CCO Holdings remains outstanding on the date, which is six months prior to the scheduled final maturity, the term loans under the Charter Operating credit facilities will mature and the revolving credit facilities will terminate on such date. The events of default under the Charter Operating credit facilities include, among other things:

•	the failure to make payments when due or within the applicable grace period,

•	the failure to comply with specified covenants, including but not limited to a covenant to deliver audited financial statements with an unqualified opinion from the Company’s independent auditors,

•	the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating or Charter Operating’s subsidiaries in amounts in excess of $50 million in aggregate principal amount,

•	the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,

•	Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the “Paul Allen Group’’) ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating,

•	the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating,

•	certain of Charter Operating’s indirect or direct parent companies having indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to the final maturity of such indebtedness, and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

In the event of a default under the Company’s subsidiaries’ credit facilities or notes, the subsidiaries’ creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, the subsidiaries’ credit facilities and indentures would not permit the Company’s subsidiaries to distribute funds to Charter Holdco or Charter to pay interest or principal on Charter’s notes. In addition, the lenders under the Company’s credit facilities could foreclose on their collateral, which includes equity interests in the Company’s subsidiaries, and exercise other rights of secured creditors. In any such case, the Company might not be able to repay or make any payments on its notes. Additionally, an acceleration or payment default under Charter Operating’s credit facilities would cause a cross-default in the indentures governing the Charter Holdings notes, CCH II notes, CCO Holdings notes, Charter Operating notes and Charter’s convertible senior notes and would trigger the cross-default provision of the Charter Operating Credit Agreement. Any default under any of the subsidiaries’ credit facilities or notes might adversely affect the holders of Charter’s notes and the Company’s growth, financial condition and results of operations and could force the Company to examine all options, including seeking the protection of the bankruptcy laws.

Based upon outstanding indebtedness as of December 31, 2004, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, total future principal payments on the total borrowings under all debt agreements as of December 31, 2004, are as follows:

Year	Amount
2005	$30
2006	186
2007	731
2008	858
2009	5,040
Thereafter	12,946

$19,791

For the amounts of debt scheduled to mature during 2005, it is management’s intent to fund the repayments from borrowings on the Company’s revolving credit facility. The accompanying consolidated balance sheet reflects this intent by presenting all debt balances as long-term while the table above reflects actual debt maturities as of the stated date.

10. Minority Interest and Equity Interest of Charter Holdco

Charter is a holding company whose primary asset is a controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems, and $990 million and $774 million at December 31, 2004 and 2003, respectively, of mirror notes which are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes. Minority interest on the Company’s consolidated balance sheets represents the ownership percentage of Charter Holdco not owned by Charter, or 52.8% of total members’ equity of Charter Holdco, plus $656 million and $694 million of preferred membership interests in CC VIII, LLC (“CC VIII”), an indirect subsidiary of Charter Holdco, as of December 31, 2004 and 2003 respectively. As more fully described in Note 22, this preferred interest arises from the approximately $630 million of preferred membership units issued by CC VIII in connection with an acquisition in February 2000. As of December 31, 2003,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

minority interest also includes $25 million of preferred interest in Charter Helicon, LLC, another indirect subsidiary of Charter Holdco, issued in connection with the 1999 Helicon acquisition. As of December 31, 2004, the preferred interest in Charter Helicon, LLC was reclassified to other long-term liabilities.

Members’ equity of Charter Holdco was ($4.4) billion, ($57) million and $662 million as of December 31, 2004, 2003 and 2002, respectively. Gains and losses arising from the issuance by Charter Holdco of its membership units are recorded as capital transactions, thereby increasing or decreasing shareholders’ equity and decreasing or increasing minority interest on the accompanying consolidated balance sheets. Minority interest was 52.8% as of December 31, 2004 and 53.5% as of December 31, 2003 and 2002. Minority interest includes the proportionate share of changes in fair value of interest rate risk derivative agreements. Such amounts are temporary as they are contractually scheduled to reverse over the life of the underlying instrument. Additionally, reported losses allocated to minority interest on the consolidated statement of operations are limited to the extent of any remaining minority interest on the balance sheet related to Charter Holdco. Because minority interest in Charter Holdco was substantially eliminated at December 31, 2003, beginning in 2004, the Company began to absorb substantially all losses before income taxes that otherwise would have been allocated to minority interest. This resulted in an additional $2.4 billion of net loss for the year ended December 31, 2004. Subject to any changes in Charter Holdco’s capital structure, future losses will be substantially absorbed by Charter. Changes to minority interest consist of the following for the periods presented:

Minority
Interest
Balance, December 31, 2001	$4,434
Minority interest in loss of a subsidiary	(3,176)
Minority interest in change in accounting principle	(306)
Minority interest in income tax benefit	132
Changes in fair value of interest rate agreements	(35)
Other	1

Balance, December 31, 2002	1,050
Minority interest in loss of a subsidiary	(377)
Minority interest in income tax benefit	(8)
Changes in fair value of interest rate agreements	25
Other	(1)

Balance, December 31, 2003	689
Minority interest in loss of a subsidiary	(19)
Minority interest in cumulative effect of accounting change	(19)
Reclass of Helicon, LLC interest	(25)
Changes in fair value of interest rate agreements	22

Balance, December 31, 2004	$648

11. Preferred Stock — Redeemable

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

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

12. Common Stock

The Company’s Class A common stock and Class B common stock are identical except with respect to certain voting, transfer and conversion rights. Holders of Class A common stock are entitled to one vote per share and holder of Class B common stock is entitled to ten votes for each share of Class B common stock held and for each Charter Holdco membership unit held. The Class B common stock is subject to significant transfer restrictions and is convertible on a share for share basis into Class A common stock at the option of the holder. Charter Holdco membership units are exchangeable on a one-for-one basis for shares of Class A common stock.

13. Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss, after giving effect to the minority interest share of such gains and losses. Comprehensive loss for the years ended December 31, 2004, 2003 and 2002 was $4.3 billion, $219 million and $2.5 billion, respectively.

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

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2004, 2003 and 2002, net gain (loss) on derivative instruments and hedging activities includes gains of $4 million and $8 million and losses of $14 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria SFAS No. 133 are reported in accumulated other comprehensive loss. For the years ended December 31, 2004, 2003 and 2002, a gain of $42 million and $48 million and losses of $65 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

marked to fair value, with the impact recorded as gain (loss) on derivative instruments and hedging activities in the Company’s consolidated statement of operations. For the years ended December 31, 2004, 2003 and 2002, net gain (loss) on derivative instruments and hedging activities includes gains of $65 million, $57 million and losses of $101 million, respectively, for interest rate derivative instruments not designated as hedges.

As of December 31, 2004, 2003 and 2002, the Company had outstanding $2.7 billion, $3.0 billion and $3.4 billion and $20 million, $520 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

15. Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2004 and 2003 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

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

The estimated fair value of the Company’s notes and interest rate agreements at December 31, 2004 and 2003 are based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

A summary of the carrying value and fair value of the Company’s debt and related interest rate agreements at December 31, 2004 and 2003 is as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
Charter convertible notes	$990	$1,127	$774	$732
Charter Holdings debt	8,579	7,669	8,316	7,431
CCH II debt	1,601	1,698	1,601	1,680
CCO Holdings debt	1,050	1,064	500	510
Charter Operating debt	1,500	1,563	—	—
Credit facilities	5,515	5,502	7,227	6,949
Other	229	236	229	238
Interest Rate Agreements
Assets (Liabilities)
Swaps	(69)	(69)	(171)	(171)
Collars	(1)	(1)	(8)	(8)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

The weighted average interest pay rate for the Company’s interest rate swap agreements was 8.07% and 7.25% at December 31, 2004 and 2003, respectively.

16. Revenues

Revenues consist of the following for the years presented:

	Year Ended December 31,
	2004	2003	2002
Video	$3,373	$3,461	$3,420
High-speed data	741	556	337
Advertising sales	289	263	302
Commercial	238	204	161
Other	336	335	346

	$4,977	$4,819	$4,566

17. Operating Expenses

Operating expenses consist of the following for the years presented:

	Year Ended December 31,
	2004	2003	2002
Programming	$1,319	$1,249	$1,166
Advertising sales	98	88	87
Service	663	615	554

	$2,080	$1,952	$1,807

18. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the years presented:

	Year Ended December 31,
	2004	2003	2002
General and administrative	$849	$833	$810
Marketing	122	107	153

	$971	$940	$963

Components of selling expense are included in general and administrative and marketing expense.

19. Stock Compensation Plans

The Company grants stock options, restricted stock and other incentive compensation pursuant to the 2001 Stock Incentive Plan of Charter (the “2001 Plan”). Prior to 2001, options were granted under the 1999 Option Plan of Charter Holdco (the “1999 Plan”).

The 1999 Plan provided for the grant of options to purchase membership units in Charter Holdco to current and prospective employees and consultants of Charter Holdco and its affiliates and current and prospective non-

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

employee directors of Charter. Options granted generally vest over five years from the grant date, with 25% vesting 15 months after the anniversary of the grant date and ratably thereafter. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than 10 years from the date of grant. Membership units received upon exercise of the options are automatically exchanged into Class A common stock of Charter on a one-for-one basis.

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

In the years ended December 31, 2004 and 2003, certain directors were awarded a total of 182,932 and 80,603 shares, respectively, of restricted Class A common stock of which 25,705 shares had been cancelled as of December 31, 2004. The shares vest one year from the date of grant. In December 2003 and January 2004, in connection with new employment agreements, certain officers were awarded 50,000 and 50,000 shares, respectively, of restricted Class A common stock of which 50,000 shares had been cancelled as of December 31, 2004. The shares vest annually over a four-year period beginning from the date of grant. As of December 31, 2004, deferred compensation remaining to be recognized in future period totaled $0.4 million.

A summary of the activity for the Company’s stock options, excluding granted shares of restricted Class A common stock, for the years ended December 31, 2004, 2003 and 2002, is as follows (amounts in thousands, except per share data):

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of period	47,882	$12.48	53,632	$14.22	46,558	$17.10
Granted	9,405	4.88	7,983	3.53	13,122	4.88
Exercised	(839)	2.02	(165)	3.96	—	—
Cancelled	(31,613)	15.16	(13,568)	14.10	(6,048)	16.32

Options outstanding, end of period	24,835	$6.57	47,882	$12.48	53,632	$14.22

Weighted average remaining contractual life	8 years		8 years		8 years

Options exercisable, end of period	7,731	$10.77	22,861	$16.36	17,844	$17.93

Weighted average fair value of options granted	$3.71		$2.71		$2.89

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2004:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
				Average	Weighted-		Average	Weighted-
				Remaining	Average		Remaining	Average
Range of			Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Life	Price
			(in thousands)			(in thousands)
$ 1.11	—	$1.60	3,144	8 years	$1.52	782	8 years	$1.45
$ 2.85	—	$4.56	7,408	8 years	3.45	2,080	8 years	3.28
$ 5.06	—	$5.17	8,857	9 years	5.14	533	9 years	5.06
$ 9.13	—	$13.68	2,264	7 years	11.08	1,481	7 years	11.28
$13.96	—	$23.09	3,162	5 years	19.63	2,855	5 years	19.59

On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123, under which the Company recognizes compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. Adoption of these provisions resulted in utilizing a preferable accounting method as the consolidated financial statements present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 123, the fair value method will be applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. The ongoing effect on consolidated results of operations or financial condition will be dependent upon future stock based compensation awards granted. The Company recorded $31 million of option compensation expense for the year ended December 31, 2004.

Prior to the adoption of SFAS No. 123, the Company used the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, to account for the option plans. Option compensation expense of $5 million for the year ended December 31, 2002, was recorded in the consolidated statements of operations since the exercise prices of certain options were less than the estimated fair values of the underlying membership interests on the date of grant.

In January 2004, the Company began an option exchange program in which the Company offered its employees the right to exchange all stock options (vested and unvested) under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. Based on a sliding exchange ratio, which varied depending on the exercise price of an employees outstanding options, if an employee would have received more than 400 shares of restricted stock in exchange for tendered options, Charter issued that employee shares of restricted stock in the exchange. If, based on the exchange ratios, an employee would have received 400 or fewer shares of restricted stock in exchange for tendered options, Charter instead paid the employee cash in an amount equal to the number of shares the employee would have received multiplied by $5.00. The offer applied to options (vested and unvested) to purchase a total of 22,929,573 shares of Class A common stock, or approximately 48% of the Company’s 47,882,365 total options issued and outstanding as of December 31, 2003. Participation by employees was voluntary. Those members of the Company’s board of directors who were not also employees of the Company or any of its subsidiaries were not eligible to participate in the exchange offer.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

The cost to the Company of the stock option exchange program was approximately $10 million, with a 2004 cash compensation expense of approximately $4 million and a non-cash compensation expense of approximately $6 million to be expensed ratably over the three-year vesting period of the restricted stock in the exchange.

In January 2004, the Compensation Committee of the board of directors of Charter approved Charter’s Long-Term Incentive Program (“LTIP”), which is a program administered under the 2001 Stock Incentive Plan. Under the LTIP, employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees are eligible to receive stock options and performance shares. The stock options vest 25% on each of the first four anniversaries of the date of grant. The performance shares vest on the third anniversary of the grant date and shares of Charter Class A common stock are issued, conditional upon Charter’s performance against financial performance measures established by Charter’s management and approved by its board of directors as of the time of the award. Charter granted 6.9 million shares in January 2004 under this program and recognized expense of $8 million in the first three quarters of 2004. However, in the fourth quarter of 2004, the Company reversed the entire $8 million of expense based on the Company’s assessment of the probability of achieving the financial performance measures established by Charter and required to be met for the performance shares to vest.

20. Special Charges

In the fourth quarter of 2002, the Company began a workforce reduction program and consolidation of its operations from three divisions and ten regions into five operating divisions, eliminating redundant practices and streamlining its management structure. The Company has recorded special charges as a result of reducing its workforce and consolidating administrative offices in 2003 and 2004. The activity associated with this initiative is summarized in the table below.

				Total
	Severance			Special
	/Leases	Litigation	Other	Charge
Special Charges	$31	$—	$5	$36

Balance at December 31, 2002	31
Special Charges	26	$—	$(5)	$21
Payments	(43)

Balance at December 31, 2003	14

Special Charges	12	$92	$—	$104
Payments	(20)

Balance at December 31, 2004	$6

For the year ended December 31, 2002 special charges include $4 million related to legal and other costs associated with the Company’s ongoing grand jury investigation, shareholder lawsuits and SEC investigation and $1 million associated with severance costs related to a 2001 restructuring plan. For the year ended December 31, 2003, the severance and lease costs were offset by a $5 million settlement from the Internet service provider Excite@Home related to the conversion of high-speed data customers to Charter Pipeline service in 2001. For the year ended December 31, 2004, special charges include approximately $85 million, representing the aggregate value of the Charter Class A common stock and warrants to purchase Charter Class A common stock contemplated to be issued as part of a settlement of consolidated federal and state class actions and federal derivative action lawsuits and approximately $10 million of litigation costs related to the tentative settlement of a national class action suit, all of which are subject to final documentation and court approval (see Note 23). For the year ended December 31, 2004, special charges were offset by $3 million received from a third party in settlement of a dispute.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

21. Income Taxes

All operations are held through Charter Holdco and its direct and indirect subsidiaries. Charter Holdco and the majority of its subsidiaries are not subject to income tax. However, certain of these subsidiaries are corporations and are subject to income tax. All of the taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members: Charter, Charter Investment, Inc. (“Charter Investment”) and Vulcan Cable III Inc. (“Vulcan Cable”). Charter is responsible for its share of taxable income or loss of Charter Holdco allocated to Charter in accordance with the Charter Holdco limited liability company agreement (“LLC Agreement”) and partnership tax rules and regulations.

The LLC Agreement provides for certain special allocations of net tax profits and net tax losses (such net tax profits and net tax losses being determined under the applicable federal income tax rules for determining capital accounts). Pursuant to the LLC Agreement, through the end of 2003, net tax losses of Charter Holdco that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common units were allocated instead to membership units held by Vulcan Cable and Charter Investment (the “Special Loss Allocations”) to the extent of their respective capital account balances. After 2003, pursuant to the LLC Agreement, net tax losses of Charter Holdco are to be allocated to Charter, Vulcan Cable and Charter Investment based generally on their respective percentage ownership of outstanding common units to the extent of their respective capital account balances. The LLC Agreement further provides that, beginning at the time Charter Holdco generates net tax profits, the net tax profits that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common membership units will instead generally be allocated to Vulcan Cable and Charter Investment (the “Special Profit Allocations”). The Special Profit Allocations to Vulcan Cable and Charter Investment will generally continue until the cumulative amount of the Special Profit Allocations offsets the cumulative amount of the Special Loss Allocations. The amount and timing of the Special Profit Allocations are subject to the potential application of, and interaction with, the Curative Allocation Provisions described in the following paragraph. The LLC Agreement generally provides that any additional net tax profits are to be allocated among the members of Charter Holdco based generally on their respective percentage ownership of Charter Holdco common membership units.

Because the respective capital account balance of each of Vulcan Cable and Charter Investment was reduced to zero by December 31, 2002, certain net tax losses of Charter Holdco that were to be allocated for 2002, 2003, 2004 and possibly later years (subject to resolution of the issue described in Note 22) to Vulcan Cable and Charter Investment instead have been and will be allocated to Charter (the “Regulatory Allocations”). The LLC Agreement further provides that, to the extent possible, the effect of the Regulatory Allocations is to be offset over time pursuant to certain curative allocation provisions (the “Curative Allocation Provisions”) so that, after certain offsetting adjustments are made, each member’s capital account balance is equal to the capital account balance such member would have had if the Regulatory Allocations had not been part of the LLC Agreement. The cumulative amount of the actual tax losses allocated to Charter as a result of the Regulatory Allocations through the year ended December 31, 2004 is approximately $4.0 billion.

As a result of the Special Loss Allocations and the Regulatory Allocations referred to above, the cumulative amount of losses of Charter Holdco allocated to Vulcan Cable and Charter Investment is in excess of the amount that would have been allocated to such entities if the losses of Charter Holdco had been allocated among its members in proportion to their respective percentage ownership of Charter Holdco common membership units. The cumulative amount of such excess losses was approximately $2.1 billion through December 31, 2003 and $1.0 billion through December 31, 2004.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

In certain situations, the Special Loss Allocations, Special Profit Allocations, Regulatory Allocations and Curative Allocation Provisions described above could result in Charter paying taxes in an amount that is more or less than if Charter Holdco had allocated net tax profits and net tax losses among its members based generally on the number of common membership units owned by such members. This could occur due to differences in (i) the character of the allocated income (e.g., ordinary versus capital), (ii) the allocated amount and timing of tax depreciation and tax amortization expense due to the application of section 704(c) under the Internal Revenue Code, (iii) the potential interaction between the Special Profit Allocations and the Curative Allocation Provisions, (iv) the amount and timing of alternative minimum taxes paid by Charter, if any, (v) the apportionment of the allocated income or loss among the states in which Charter Holdco does business, and (vi) future federal and state tax laws. Further, in the event of new capital contributions to Charter Holdco, it is possible that the tax effects of the Special Profit Allocations, Special Loss Allocations, Regulatory Allocations and Curative Allocation Provisions will change significantly pursuant to the provisions of the income tax regulations or the terms of a contribution agreement with respect to such contribution. Such change could defer the actual tax benefits to be derived by Charter with respect to the net tax losses allocated to it or accelerate the actual taxable income to Charter with respect to the net tax profits allocated to it. As a result, it is possible under certain circumstances, that Charter could receive future allocations of taxable income in excess of its currently allocated tax deductions and available tax loss carryforwards. The ability to utilize net operating loss carryforwards is potentially subject to certain limitations as discussed below.

In addition, under their exchange agreement with Charter, Vulcan Cable and Charter Investment may exchange some or all of their membership units in Charter Holdco for Charter’s Class B common stock, be merged with Charter, or be acquired by Charter in a non-taxable reorganization. If such an exchange were to take place prior to the date that the Special Profit Allocation provisions had fully offset the Special Loss Allocations, Vulcan Cable and Charter Investment could elect to cause Charter Holdco to make the remaining Special Profit Allocations to Vulcan Cable and Charter Investment immediately prior to the consummation of the exchange. In the event Vulcan Cable and Charter Investment choose not to make such election or to the extent such allocations are not possible, Charter would then be allocated tax profits attributable to the membership units received in such exchange pursuant to the Special Profit Allocation provisions. Mr. Allen has generally agreed to reimburse Charter for any incremental income taxes that Charter would owe as a result of such an exchange and any resulting future Special Profit Allocations to Charter. The ability of Charter to utilize net operating loss carryforwards is potentially subject to certain limitations as discussed below. If Charter were to become subject to certain limitations (whether as a result of an exchange described above or otherwise), and as a result were to owe taxes resulting from the Special Profit Allocations, then Mr. Allen may not be obligated to reimburse Charter for such income taxes.

For the years ended December 31, 2004, 2003 and 2002, the Company recorded deferred income tax benefits as shown below. The income tax benefits were realized through reductions in the deferred tax liabilities related to Charter’s investment in Charter Holdco, as well as the deferred tax liabilities of certain of Charter’s indirect corporate subsidiaries. In 2003, Charter received tax loss allocations from Charter Holdco. Previously, the tax losses had been allocated to Vulcan Cable and Charter Investment in accordance with the Special Loss Allocations provided under the Charter Holdco amended and restated limited liability company agreement. The Company does not expect to recognize a similar benefit related to its investment in Charter Holdco after 2003 due to limitations on its ability to offset future tax benefits against the remaining deferred tax liabilities. However, the actual tax provision calculation in future periods will be the result of current and future temporary differences, as well as future operating results.

Current and deferred income tax expense (benefit) is as follows:

	December 31,
	2004	2003	2002
Current expense:
Federal income taxes	$2	$1	$—
State income taxes	4	1	2

Current income tax expense	6	2	2

Deferred benefit:
Federal income taxes	(175)	(98)	(456)
State income taxes	(25)	(14)	(66)

Deferred income tax benefit:	(200)	(112)	(522)

Total income benefit	$(194)	$(110)	$(520)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

The Company recorded the portion of the income tax benefit associated with the adoption of EITF Topic D-108 and SFAS No. 142 as a $91 million and a $60 million reduction of the cumulative effect of accounting change on the accompanying statement of operations for the years ended December 31, 2004 and December 31, 2002, respectively.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35%, and average state income tax rate of 5% for the years ended December 31, 2004, 2003 and 2002 as follows:

	December 31,
	2004	2003	2002
Statutory federal income taxes	$(1,288)	$(122)	$(969)
State income taxes, net of federal benefit	(184)	(17)	(138)
Valuation allowance provided	1,278	29	587

	(194)	(110)	(520)
Less: cumulative effect of accounting change	91	—	60

Income tax benefit	$(103)	$(110)	$(460)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 which are included in long-term liabilities are presented below.

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforward	$3,533	$1,723
Other	8	6

Total gross deferred tax assets	3,541	1,729
Less: valuation allowance	(3,151)	(1,291)

Net deferred tax assets	$390	$438

Deferred tax liabilities:
Investment in Charter Holdco	$(365)	$(553)
Indirect Corporate Subsidiaries:
Property, plant & equipment	(40)	(42)
Franchises	(201)	(260)

Gross deferred tax liabilities	(606)	(855)

Net deferred tax liabilities	$(216)	$(417)

As of December 31, 2004, the Company has deferred tax assets of $3.5 billion, which primarily relate to financial and tax losses allocated to Charter from Charter Holdco. The deferred tax assets include $2.1 billion of tax net operating loss carryforwards (generally expiring in years 2005 through 2024) of Charter and its indirect corporate subsidiaries. Valuation allowances of $3.2 billion exist with respect to these deferred tax assets.

The change of approximately $1.9 billion in valuation allowance between the years ended December 31, 2004 and 2003, presented above, includes the provision for valuation allowance, the impact of the decrease in deferred tax liabilities and the impact of additional losses resulting from the cumulative effect of accounting change.

Full realization of the Company’s tax net operating losses is dependent on: (1) Charter and its indirect corporate subsidiaries’ ability to generate future taxable income and (2) the absence of certain future “ownership changes” of Charter’s common stock. An “ownership change” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income the Company may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate the Company’s ability to use a substantial portion of its net operating losses to offset future taxable income. Future transactions and the timing of such transactions could cause an ownership change. Such transactions include additional issuances of common stock by the Company (including but not limited the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

anticipated issuances of 150 million shares of common stock under the share lending agreement in conjunction with the issuance of 5.875% convertible senior notes in November 2004 or upon future conversion of Charter’s convertible senior notes), reacquisitions of the borrowed shares by Charter, or acquisitions or sales of shares by certain holders of Charter’s shares, including persons who have held, currently hold, or accumulate in the future five percent or more of Charter’s outstanding stock (including upon an exchange by Paul Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into CCI common stock). Many of the foregoing transactions are beyond management’s control.

The total valuation allowance for deferred tax assets as of December 31, 2004 and 2003 was $3.2 billion and $1.3 billion, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities.

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

Charter is a holding company and its principal assets are its equity interest in Charter Holdco and certain mirror notes payable by Charter Holdco to Charter and mirror preferred units held by Charter, which have the same principal amount and terms as those of Charter’s convertible senior notes and Charter’s outstanding preferred stock. In 2004, Charter Holdco paid to Charter $49 million related to interest on the mirror notes, and Charter Holdco paid an additional $4 million related to dividends on the mirror preferred membership units. Further, during 2004 Charter Holdco issued 7,252,818 common membership units to Charter in cancellation of $30 million principal amount of mirror notes so as to mirror the issuance by Charter of Class A common stock in exchange for a like principal amount of its outstanding convertible notes.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries. Under these agreements, Charter provides management services for the cable systems owned or operated by its subsidiaries. The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are billed and charged directly to the Company’s operating subsidiaries and are included within operating costs in the accompanying consolidated statements of operations. Such costs totaled $202 million, $210 million and $176 million for the years ended December 31, 2004, 2003 and 2002, respectively. All other costs incurred on the behalf of Charter’s operating subsidiaries are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements. For the years ended December 31, 2004, 2003 and 2002, the management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries. The credit facilities of the Company’s operating subsidiaries prohibit payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness. In the event any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries. Any deferred amount of the management fee will bear interest at the rate of 10% per year, compounded annually, from the date it was due and payable until the date it is paid.

Mr. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to Charter’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter and Charter Holdco, under the terms of their respective organizational documents, may not, and may not allow their subsidiaries to engage in any business transaction outside the cable transmission business except for certain existing approved investments. Should Charter or Charter Holdco or any of their subsidiaries wish to pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to pursue the business transaction and consents to Charter or its subsidiaries engaging in the business transaction, they will be able to do so. The cable transmission business means the business of transmitting video, audio, including telephony, and data over cable systems owned, operated or managed by Charter, Charter Holdco or any of their subsidiaries from time to time.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

Mr. Allen or his affiliates own or have owned equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming. Among these entities are TechTV L.L.C. (“TechTV”), Oxygen Media Corporation (“Oxygen Media”), Digeo, Inc., Click2learn, Inc., Trail Blazer Inc., Action Sports Cable Network (“Action Sports”) and Microsoft Corporation. In addition, Mr. Allen and William Savoy, a former Charter director, were directors of USA Networks, Inc. (“USA Networks”), who operates the USA Network, The Sci-Fi Channel, Trio, World News International and Home Shopping Network, owning approximately 5% and less than 1%, respectively, of the common stock of USA Networks. In 2002, Mr. Allen and Mr. Savoy sold their common stock and are no longer directors of the USA Network. In May 2004, TechTV was sold to an unrelated third party. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (“Vulcan Ventures”) and Vulcan Inc. and is the president of Vulcan Ventures. Ms. Jo Allen Patton is a director and the President and Chief Executive Officer of Vulcan Inc. and is a director and Vice President of Vulcan Ventures. Mr. Lance Conn is Executive Vice President of Vulcan Inc. and Vulcan Ventures. Mr. Savoy was a vice president and a director of Vulcan Ventures until his resignation in September 2003 and he resigned as a director of Charter in April 2004. The various cable, media, Internet and telephony companies in which Mr. Allen has invested may mutually benefit one another. The Company can give no assurance, nor should you expect, that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

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

High Speed Access Corp. (“High Speed Access”) was a provider of high-speed Internet access services over cable modems. During the period from 1997 to 2000, certain Charter entities entered into Internet-access related service agreements, and both Vulcan Ventures, an entity owned by Mr. Allen, and Charter Holdco made equity investments in High Speed Access.

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

The Company receives or will receive programming for broadcast via its cable systems from TechTV (now G4), USA Networks, Oxygen Media, Trail Blazers Inc. and Action Sports. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2004, 2003 and 2002 were each less than 1% of total operating expenses with the exception of USA Networks which was 2%, 2% and 2% of total operating expenses for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company receives commissions from USA Networks for home shopping sales generated by its customers. Such revenues for the years ended December 31, 2004, 2003 and 2002 were less than 1% of total revenues. On November 5, 2002, Action Sports announced that it was discontinuing its business. The Company believes that the failure of Action Sports will not materially affect the Company’s business or results of operations.

Tech TV. The Company receives from TechTV programming for distribution via its cable system pursuant to an affiliation agreement. The affiliation agreement provides, among other things, that TechTV must offer Charter

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

certain terms and conditions that are no less favorable in the affiliation agreement than are given to any other distributor that serves the same number of or fewer TechTV viewing customers. Additionally, pursuant to the affiliation agreement, the Company was entitled to incentive payments for channel launches through December 31, 2003.

In March 2004, Charter Holdco entered into agreements with Vulcan Programming and TechTV, which provide for (i) Charter Holdco and TechTV to amend the affiliation agreement which, among other things, revises the description of the TechTV network content, provides for Charter Holdco to waive certain claims against TechTV relating to alleged breaches of the affiliation agreement and provides for TechTV to make payment of outstanding launch receivables due to Charter Holdco under the affiliation agreement, (ii) Vulcan Programming to pay approximately $10 million and purchase over a 24-month period, at fair market rates, $2 million of advertising time across various cable networks on Charter cable systems in consideration of the agreements, obligations, releases and waivers under the agreements and in settlement of the aforementioned claims and (iii) TechTV to be a provider of content relating to technology and video gaming for Charter’s interactive television platforms through December 31, 2006 (exclusive for the first year). For the year ended December 31, 2004, the Company recognized approximately $5 million of the Vulcan Programming payment as an offset to programming expense and paid approximately $2 million to Tech TV under the affiliation agreement.

Oxygen. Concurrently with the execution of a carriage agreement, Charter Holdco entered into an equity issuance agreement pursuant to which Oxygen Media LLC’s (“Oxygen”) parent company, Oxygen Media Corporation (“Oxygen Media”), granted a subsidiary of Charter Holdco a warrant to purchase 2.4 million shares of common stock of Oxygen Media for an exercise price of $22.00 per share. In February 2005, the warrant expired unexercised. Charter Holdco was also to receive unregistered shares of Oxygen Media common stock with a guaranteed fair market value on the date of issuance of $34 million, on or prior to February 2, 2005 with the exact date to be determined by Oxygen Media, but this commitment was later revised as discussed below.

The Company recognizes the guaranteed value of the investment over the life of the carriage agreement as a reduction of programming expense. For the years ended December 31, 2004, 2003 and 2002, the Company recorded approximately $13 million, $9 million, and $6 million, respectively, as a reduction of programming expense. The carrying value of the Company’s investment in Oxygen was approximately $32 million and $19 million as of December 31, 2004 and 2003, respectively.

In August 2004, Charter Holdco and Oxygen entered into agreements that amended and renewed the carriage agreement. The amendment to the carriage agreement (a) revises the number of the Company’s customers to which Oxygen programming must be carried and for which the Company must pay, (b) releases Charter Holdco from any claims related to the failure to achieve distribution benchmarks under the carriage agreement, (c) requires Oxygen to make payment on outstanding receivables for marketing support fees due to the Company under the affiliation agreement; and (d) requires that Oxygen provide its programming content to the Company on economic terms no less favorable than Oxygen provides to any other cable or satellite operator having fewer subscribers than the Company. The renewal of the carriage agreement (a) extends the period that the Company will carry Oxygen programming to its customers through January 31, 2008, and (b) requires license fees to be paid based on customers receiving Oxygen programming, rather than for specific customer benchmarks.

In August 2004, Charter Holdco and Oxygen also amended the equity issuance agreement to provide for the issuance of 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share plus accrued dividends to Charter Holdco on February 1, 2005 in place of the $34 million of unregistered shares of Oxygen Media common stock. Oxygen Media will deliver these shares in March 2005. The preferred stock is convertible into common stock after December 31, 2007 at a conversion ratio, the numerator of which is the liquidation preference and the denominator which is the fair market value per share of Oxygen Media common stock on the conversion date.

Digeo, Inc. In March 2001, Charter Ventures and Vulcan Ventures Incorporated formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo. In connection with the execution of the broadband carriage agreement, DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

Vulcan Ventures Incorporated. The equity interest is subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. After Vulcan Ventures recovers its amount contributed and any cumulative loss allocations, Charter Ventures has a 100% profit interest in DBroadband Holdings, LLC. Charter Ventures is not required to make any capital contributions, including capital calls, and may require Vulcan Ventures, through January 24, 2004, to make certain additional contributions through DBroadband Holdings, LLC to acquire additional equity in Digeo as necessary to maintain Charter Ventures’ pro rata interest in Digeo in the event of certain future Digeo equity financings by the founders of Digeo. These additional equity interests are also subject to a priority return of capital to Vulcan Ventures up to amounts contributed by Vulcan Ventures on Charter Ventures’ behalf. DBroadband Holdings, LLC is therefore not included in the Company’s consolidated financial statements. Pursuant to an amended version of this arrangement, in 2003, Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan Ventures’ aforementioned priority return. Since the formation of DBroadband Holdings, LLC, Vulcan Ventures has contributed approximately $56 million on Charter Ventures’ behalf.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder (“DVR’’) units. The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004. Under the license agreement Digeo Interactive granted to Charter Holdco the right to use Digeo’s proprietary software for the number of DVR units that Charter deploys from a maximum of 10 headends through year-end 2004. This maximum number of headends was increased from 10 to 15 pursuant to a letter agreement executed on June 11, 2004 and the date for entering into license agreements for units deployed was extended to June 30, 2005. The number of headends was increased again from 15 to 20 pursuant to a letter agreement dated August 4, 2004, from 20 to 30 pursuant to a letter agreement dated September 28, 2004 and from 30 to 50 headends by a letter agreement in February 2005. The license granted for each unit deployed under the agreement is valid for five years. In addition, Charter will pay certain other fees including a per-headend license fee and maintenance fees. Maximum license and maintenance fees during the term of the agreement are expected to be approximately $7 million. The agreement provides that Charter is entitled to receive contract terms, considered on the whole, and license fees, considered apart from other contract terms, no less favorable than those accorded to any other Digeo customer. Charter paid $474,400 in license and maintenance fees in 2004.

In April 2004, the Company launched DVR service (using units containing the Digeo software) in its Rochester, Minnesota market using a broadband media center that is an integrated set-top terminal with a cable converter, DVR hard drive and connectivity to other consumer electronics devices (such as stereos, MP3 players, and digital cameras).

In May 2004, Charter Holdco entered into a binding term sheet with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units. The term sheet provided that the parties would proceed in good faith to negotiate, prior to year-end 2004, definitive agreements for the development, testing and purchase of the DVR units and that the parties would enter into a license agreement for Digeo’s proprietary software on terms substantially similar to the terms of the license agreement described above. In November 2004, Charter Holdco and Digeo Interactive executed the license agreement and in December 2004, the parties executed the purchase agreement, each on terms substantially similar to the binding term sheet. Product development and testing is continuing. Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $41 million. The definitive agreements are terminable at no penalty to Charter in certain circumstances.

A wholly owned subsidiary of Digeo, Digeo Interactive, provides interactive channel (i-channel) service to Charter on a month-to-month basis. In the years ended December 31, 2004, 2003 and 2002, Charter paid Digeo Interactive $3 million, $4 million and $3 million, respectively, for customized development of i-channels and an interactive “toolkit” to enable Charter to develop interactive local content.

On January 10, 2003, the Company signed an agreement to carry two around-the-clock, high-definition networks, HDNet and HDNet Movies. HDNet Movies delivers a commercial-free schedule of full-length feature films converted from 35mm to high-definition, including titles from an extensive library of Warner Bros. films. HDNet Movies will feature a mix of theatrical releases, made-for-TV movies, independent films and shorts. The HDNet

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

channel features a variety of HDTV programming, including live sports, sitcoms, dramas, action series, documentaries, travel programs, music concerts and shows, special events, and news features including HDNet World Report. HDNet also offers a selection of classic and recent television series. The Company paid HDNet and HDNet Movies approximately $0.6 million in 2004. The Company believes that entities controlled by Mr. Cuban owned approximately 81% of HDNet as of December 31, 2004. As of December 31, 2004, the Company believes that Mark Cuban, co-founder and president of HDNet, owned approximately 6.2% of the total common equity in Charter based on a Schedule 13G filed with the SEC on May 21, 2003.

Certain related parties, including members of the board of directors and officers, hold interests in the Company’s senior convertible debt and senior notes and discount notes of the Company’s subsidiary of approximately $59.6 million of face value at December 31, 2004.

As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC, Charter’s indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the “CC VIII interest”) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the “Comcast sellers”). While held by the Comcast sellers, the CC VIII interest was entitled to a 2% priority return on its initial capital account and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast sellers, the CC VIII interest generally did not share in the profits and losses of CC VIII. Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the “Comcast put right”). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII interest, indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to the 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC’s capital account and Mr. Allen’s capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003). The limited liability company agreement of CC VIII does not provide for a mandatory redemption of the CC VIII interest.

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
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

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

23. Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2004 for its contractual obligations.

	Total	2005	2006	2007	2008	2009	Thereafter
Contractual Obligations
Operating and Capital Lease Obligations (1)	$88	$23	$17	$13	$10	$7	$18
Programming Minimum Commitments (2)	1,579	318	344	375	308	234	—
Other (3)	272	62	50	47	25	21	67

Total	$1,939	$403	$411	$435	$343	$262	$85

(1)	The Company leases certain facilities and equipment under noncancellable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2004, 2003 and 2002, were $23 million, $30 million and $31 million, respectively.

(2)	The Company pays programming fees under multi-year contracts ranging from three to six years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statement of operations were $1.3 billion, $1.2 billion and $1.2 billion for the years ended December 31, 2004, 2003 and 2002, respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company’s billing services vendors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•	The Company also rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2004, 2003 and 2002, was $43 million, $40 million and $41 million, respectively.

•	The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. The Company also pays other franchise related costs, such as public education grants under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $164 million, $162 million and $160 million for the years ended December 31, 2004, 2003 and 2002, respectively.

•	The Company also has $166 million in letters of credit, primarily to its various worker’s compensation, property casualty and general liability carriers as collateral for reimbursement of claims. These letters of credit reduce the amount the Company may borrow under its credit facilities.

Litigation

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) were filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this annual report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single action (the “Consolidated Federal Class Action”) for pretrial purposes. On June 19, 2003, following a status and scheduling conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Class Action. Motions to dismiss the Consolidated Amended Complaint were filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions were stayed until May 10, 2004. On May 11, 2004, the Court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days. On July 12, 2004, the parties submitted a joint motion to again extend the stay, this time until September 10, 2004. The Court granted that extension on July 20, 2004. On August 5, 2004, Stoneridge, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) which incorporate the terms of the August 5, 2004 Memorandum of Understanding.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

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

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”) was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures.

As noted above, Charter entered into Memoranda of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. The Stipulations of Settlement, along with the various supporting documentation, were filed with the Court on February 2, 2005. The Settlements provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter will pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million will be paid in cash (by Charter’s insurance carriers) and the balance will be paid in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter expects to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million. As a result, in the second quarter of 2004, the Company recorded a $149 million litigation liability within other long-term liabilities and a $64 million insurance receivable as part of other non-current assets on its consolidated balance sheet and an $85 million special charge on its consolidated statement of operations. Additionally, as part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. Documents related to the settlement of the Actions have now been executed and filed. On February 15, 2005, the United States District Court for the Eastern District of Missouri gave preliminary approval to the settlement of the Actions. The settlement of each of the lawsuits remains conditioned upon, among other things, final judicial approval of the settlements following notice to the class, and dismissal, with prejudice, of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Action.

In addition to the Federal Class Actions, the State Derivative Action (s), the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The lawsuits were filed after the filing of a 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits, which are substantively identical, were brought on behalf of Charter’s securities holders as of July 29, 2002, and sought unspecified damages and possible injunctive relief. However, no such transaction by Mr. Allen has been presented. On April 30, 2004, orders of dismissal without prejudice were entered in each of the Delaware Class Actions.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter was also advised by the U.S. Attorney’s Office that no current officer or member of its board of directors is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Trial was set for February 7, 2005. Subsequently, each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and are awaiting sentencing. The Company is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the Securities and Exchange Commission (“SEC”). The SEC issued a formal order of investigation dated January 23, 2003, and subsequently served document and testimony subpoenas on Charter and a number of its former employees. The investigation and subpoenas generally concerned Charter’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. On July 27, 2004, the SEC and Charter reached a final agreement to settle the investigation. In the Settlement Agreement and Cease and Desist Order, Charter agreed to entry of an administrative order prohibiting any future violation of United States securities laws and requiring certain other remedial internal practices and public disclosures. Charter neither admitted nor denied any wrongdoing, and the SEC assessed no fine against Charter.

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now settled SEC investigation and the above described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals by Charter for the grand jury investigation, SEC investigation and class action and related lawsuits.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (the “South Carolina Class Action”), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” A substantively identical case was filed in the Superior Court of Athens — Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. Charter Holdco removed the South Carolina Class Action to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have, but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts ruled that until a final judgment was entered against Charter Holdco, they lacked jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

subject to final documentation and court approval. As a result of the tentative settlement, we recorded a special charge of $9 million in our consolidated statement of operations in the first quarter of 2004. On July 8, 2004, the Superior Court of Athens — Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement and on August 17, 2004, that court granted the parties’ request. On November 10, 2004, the court granted final approval of the settlement, rejecting positions advanced by two objectors to the settlement. On December 13, 2004 the court entered a written order formally approving that settlement. On January 11, 2005, certain class members appealed the order entered by the Georgia court. That appeal was dismissed on or about February 3, 2005. Additionally, one of the objectors to this settlement recently filed a similar, but not identical, lawsuit.

Furthermore, Charter is also party to, other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or its liquidity.

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

24. Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) plan totaling $7 million, $7 million and $8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

25. Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued the revised SFAS No. 123, Share — Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will be effective for the Company beginning July 1, 2005. Because Charter adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the Company does not expect this revised standard to have a material impact on its financial statements.

Charter does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s accompanying financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

26. Parent Company Only Financial Statements

As the result of limitations on, and prohibitions of, distributions, substantially all of the net assets of the consolidated subsidiaries are restricted from distribution to Charter, the parent company. The following condensed parent-only financial statements of Charter account for the investment in Charter Holdco under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto.

Charter Communications, Inc. (Parent Company Only)
Condensed Balance Sheet

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$—	$1
Receivable from related party	20	9
Investment in Charter Holdco	—	—
Notes receivable from Charter Holdco	1,073	828

	$1,093	$838

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities	$20	$10
Convertible notes	990	774
Deferred income taxes	6	149
Losses in excess of investment	4,406	25
Other long term liabilities	22	—
Preferred stock — redeemable	55	55
Shareholders’ deficit	(4,406)	(175)

Total liabilities and shareholders’ deficit	$1,093	$838

Condensed Statement of Operations

	Year Ended December 31,
	2004	2003	2002
REVENUES
Interest income	$52	$69	$76
Management fees	15	11	9

Total revenues	67	80	85

EXPENSES
Equity in losses of Charter Holdco	(4,488)	(359)	(2,922)
General and administrative expenses	(14)	(11)	(9)
Interest expense	(49)	(65)	(73)

Total expenses	(4,551)	(435)	(3,004)

Net loss before income taxes	(4,484)	(355)	(2,919)
Income taxes	143	117	405

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

	Year Ended December 31,
	2004	2003	2002
Net loss	(4,341)	(238)	(2,514)
Dividend on preferred equity	(4)	(4)	(3)

Net loss after preferred dividends	$(4,345)	$(242)	$(2,517)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss after preferred dividends	$(4,345)	$(242)	$(2,517)
Equity in losses of Charter Holdco	4,488	359	2,922
Changes in operating assets and liabilities	(1)	(9)	10
Deferred income taxes	(143)	(117)	(405)

Net cash flows from operating activities	(1)	(9)	10

CASH FLOWS FROM INVESTING ACTIVITIES:
Receivables from Charter Holdco	(863)	—	—
Payments from Charter Holdco	588	—	—
Investment in Charter Holdco	(2)	—	—

Net cash flows from investing activities	(277)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes	863	—	—
Paydown of convertible notes	(588)
Net proceeds from issuance of common stock	2	—	—

Net cash flows from financing activities	277	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1)	(9)	10
CASH AND CASH EQUIVALENTS, beginning of year	1	10	—

CASH AND CASH EQUIVALENTS, end of year	$—	$1	$10

27. Unaudited Quarterly Financial Data

The following table presents quarterly data for the periods presented on the consolidated statement of operations:

	Year Ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$1,214	$1,239	$1,248	$1,276
Income (loss) from operations	175	15	(2,344)	108
Loss before minority interest and income taxes	(235)	(366)	(2,776)	(321)
Net loss applicable to common stock	(294)	(416)	(3,295)	(340)
Basic and diluted loss per common share	(1.00)	(1.39)	(10.89)	(1.12)
Weighted-average shares outstanding, basic and diluted	295,106,077	300,522,815	302,604,978	302,934,348

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

	Year Ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$1,178	$1,217	$1,207	$1,217
Income from operations	77	112	117	210
Income (loss) before minority interest and income taxes	(301)	(286)	23	(161)
Net income (loss) applicable to common stock	(182)	(38)	36	(58)
Basic income (loss) per common share	(0.62)	(0.13)	0.12	(0.20)
Diluted income (loss) per common share	(0.62)	(0.13)	0.07	(0.20)
Weighted-average shares outstanding, basic	294,466,137	294,474,596	294,566,878	294,875,504
Weighted-average shares outstanding, diluted	294,466,137	294,474,596	637,822,843	294,875,504