Form 10-Q
period 2005-06-30
CHARTER COMMUNICATIONS INC /MO/
filed 2005-08-02
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

    Number of shares of Class A common stock outstanding as of June 30, 2005: 304,941,082
    Number of shares of Class B common stock outstanding as of June 30, 2005: 50,000

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended June 30, 2005

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2005. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Certain Trends and Uncertainties" under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated" and "potential" among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
the availability of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•
our ability to comply with all covenants in our indentures and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross-default provisions;

•	our ability to pay or refinance debt as it becomes due;
•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;
•	general business conditions, economic uncertainty or slowdown; and
•	the effects of governmental regulation, including but not limited to local franchise authorities, on our business.

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

We have reviewed the condensed consolidated balance sheet of Charter Communications, Inc. and subsidiaries (the "Company") as of June 30, 2005, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

St. Louis, Missouri
August 1, 2005

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40	$650
Accounts receivable, less allowance for doubtful accounts of
$14 and $15, respectively	183	190
Prepaid expenses and other current assets	82	82
Total current assets	305	922

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $6,061 and $5,311, respectively	6,075	6,289
Franchises, net	9,839	9,878
Total investment in cable properties, net	15,914	16,167

OTHER NONCURRENT ASSETS	560	584

Total assets	$16,779	$17,673

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,224	$1,217
Total current liabilities	1,224	1,217

LONG-TERM DEBT	19,247	19,464
DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	682	681
MINORITY INTEREST	659	648
PREFERRED STOCK - REDEEMABLE; $.001 par value; 1 million
shares authorized; 545,259 shares issued and outstanding	55	55

SHAREHOLDERS’ DEFICIT:
Class A Common stock; $.001 par value; 1.75 billion shares authorized;
304,941,082 and 305,203,770 shares issued and outstanding, respectively	--	--
Class B Common stock; $.001 par value; 750 million
shares authorized; 50,000 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	4,802	4,794
Accumulated deficit	(9,905)	(9,196)
Accumulated other comprehensive loss	1	(4)

Total shareholders’ deficit	(5,102)	(4,406)

Total liabilities and shareholders’ deficit	$16,779	$17,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

REVENUES	$1,323	$1,239	$2,594	$2,453

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	569	515	1,128	1,027
Selling, general and administrative	256	244	493	483
Depreciation and amortization	378	364	759	734
Asset impairment charges	8	--	39	--
(Gain) loss on sale of assets, net	--	2	4	(104)
Option compensation expense, net	4	12	8	26
Special charges, net	(2)	87	2	97

	1,213	1,224	2,433	2,263

Income from operations	110	15	161	190

OTHER INCOME AND EXPENSES:
Interest expense, net	(451)	(410)	(871)	(803)
Gain (loss) on derivative instruments and hedging activities, net	(1)	63	26	56
Loss on debt to equity conversions	--	(15)	--	(23)
Gain (loss) on extinguishment of debt	1	(21)	8	(21)
Gain on investments	20	2	21	--

	(431)	(381)	(816)	(791)

Loss before minority interest and income taxes	(321)	(366)	(655)	(601)

MINORITY INTEREST	(3)	(6)	(6)	(10)

Loss before income taxes	(324)	(372)	(661)	(611)

INCOME TAX EXPENSE	(31)	(43)	(46)	(97)

Net loss	(355)	(415)	(707)	(708)

Dividends on preferred stock - redeemable	(1)	(1)	(2)	(2)

Net loss applicable to common stock	$(356)	$(416)	$(709)	$(710)

LOSS PER COMMON SHARE, basic and diluted	$(1.18)	$(1.39)	$(2.34)	$(2.39)

Weighted average common shares outstanding, basic and diluted	303,620,347	300,522,815	303,465,474	297,814,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(707)	$(708)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	6	10
Depreciation and amortization	759	734
Asset impairment charges	39	--
Option compensation expense, net	8	22
Special charges, net	(2)	85
Noncash interest expense	114	163
Gain on derivative instruments and hedging activities, net	(26)	(56)
(Gain) loss on sale of assets, net	4	(104)
Loss on debt to equity conversions	--	23
(Gain) loss on extinguishment of debt	(14)	18
Gain on investments	(21)	--
Deferred income taxes	43	95
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	1	1
Prepaid expenses and other assets	--	3
Accounts payable, accrued expenses and other	(23)	(118)

Net cash flows from operating activities	181	168

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(542)	(390)
Change in accrued expenses related to capital expenditures	45	(52)
Proceeds from sale of assets	8	729
Purchases of investments	(3)	(12)
Proceeds from investments	17	--
Other, net	(2)	(2)

Net cash flows from investing activities	(477)	273

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	635	2,813
Repayments of long-term debt	(946)	(3,160)
Payments for debt issuance costs	(3)	(97)

Net cash flows from financing activities	(314)	(444)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(610)	(3)
CASH AND CASH EQUIVALENTS, beginning of period	650	127

CASH AND CASH EQUIVALENTS, end of period	$40	$124

CASH PAID FOR INTEREST	$744	$609

NONCASH TRANSACTIONS:
Issuance of debt by Charter Communications Operating, LLC	$333	$--
Retirement of Charter Communications Holdings, LLC debt	$(346)	$--
Debt exchanged for Charter Class A common stock	$--	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.	Organization and Basis of Presentation

Charter Communications, Inc. ("Charter") is a holding company whose principal assets at June 30, 2005 are the 47% controlling common equity interest in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes which are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes. Charter Holdco is the sole owner of Charter Communications Holdings, LLC ("Charter Holdings"). The condensed consolidated financial statements include the accounts of Charter, Charter Holdco, Charter Holdings and all of their subsidiaries where the underlying operations reside, collectively referred to herein as the "Company." Charter consolidates Charter Holdco on the basis of voting control. Charter Holdco’s limited liability company agreement provides that so long as Charter’s Class B common stock retains its special voting rights, Charter will maintain a 100% voting interest in Charter Holdco. Voting control gives Charter full authority and control over the operations of Charter Holdco. All significant intercompany accounts and transactions among consolidated entities have been eliminated. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high definition television, video on demand and telephone. The Company sells its cable video programming, high-speed Internet and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures typically included in Charter’s Annual Report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

The Company incurred net loss applicable to common stock of $356 million and $416 million for the three months ended June 30, 2005 and 2004, respectively, and $709 million and $710 million for the six months ended June 30, 2005 and 2004, respectively. The Company’s net cash flows from operating activities were $181 million and $168 million for the six months ended June 30, 2005 and 2004, respectively.

The Company has a significant level of debt. The Company's long-term financing as of June 30, 2005 consists of $5.4 billion of credit facility debt, $12.9 billion accreted value of high-yield notes and $863 million accreted value of convertible senior notes. For the remainder of 2005, $15 million of the Company’s debt matures, and in 2006, an additional $55 million of the Company’s debt matures. In 2007 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company has historically required significant cash to fund debt service costs, capital expenditures and ongoing operations. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under its credit facilities, sales of assets, issuances of debt and equity securities and from cash on hand. However, the mix of funding sources changes from period to period. For the six months ended June 30, 2005, the Company generated $181 million of net cash flows from operating activities, after paying cash interest of $744 million. In addition, the Company used approximately $542 million for purchases of property, plant and equipment. Finally, the Company had net cash flows used in financing activities of $314 million, which included, among other things, approximately $705 million in repayment of borrowings under the Company’s revolving credit facility. This repayment was the primary reason cash on hand decreased by $610 million to $40 million at June 30, 2005.

The Company expects that cash on hand, cash flows from operating activities and the amounts available under its credit facilities will be adequate to meet its cash needs for the remainder of 2005. Cash flows from operating activities and amounts available under the Company’s credit facilities may not be sufficient to fund the Company’s operations and satisfy its principal repayment obligations that come due in 2006 and, the Company believes, will not be sufficient to fund its operations and satisfy such repayment obligations thereafter.

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

Credit Facilities and Covenants

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Communications Operating, LLC ("Charter Operating") credit facilities. These credit facilities, along with the Company’s indentures, contain certain restrictive covenants, some of which require the Company to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from the Company’s independent auditors. As of June 30, 2005, the Company was in compliance with the covenants under its indentures and credit facilities and the Company expects to remain in compliance with those covenants for the next twelve months. As of June 30, 2005, the Company had borrowing availability under the credit facilities of $870 million, none of which was restricted due to covenants. Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with the covenants of these credit facilities, including covenants tied to the Company’s operating performance. If the Company’s operating performance results in non-compliance with these covenants, or if any of certain other events of non-compliance under these credit facilities or indentures governing the Company’s debt occurs, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under the covenants governing any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

Specific Limitations

Charter’s ability to make interest payments on its convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of its convertible senior notes of $25 million and $863 million, respectively, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco or its subsidiaries,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

including CCH II, LLC ("CCH II"), CCO Holdings, LLC ("CCO Holdings") and Charter Operating. Distributions by Charter’s subsidiaries to a parent company (including Charter and Charter Holdco) for payment of principal on Charter’s convertible senior notes, however, are restricted by the indentures governing the CCH II notes, CCO Holdings notes, and Charter Operating notes, unless under their respective indentures there is no default and a specified leverage ratio test is met at the time of such event. During the six months ended June 30, 2005, Charter Holdings distributed $60 million to Charter Holdco. As of June 30, 2005, Charter Holdco was owed $62 million in intercompany loans from its subsidiaries, which amount was available to pay interest and principal on Charter's convertible senior notes. In addition, Charter has $122 million of governmental securities pledged as security for the next five semi-annual interest payments on Charter’s 5.875% convertible senior notes.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended June 30, 2005, there was no default under Charter Holdings’ indentures and other specified tests were met. However, Charter Holdings did not meet the leverage ratio of 8.75 to 1.0 based on June 30, 2005 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco are currently restricted and will continue to be restricted until that test is met. During this restriction period, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

In accordance with the registration rights agreement entered into with their initial sale, the Company was required to register for resale by April 21, 2005 its 5.875% convertible senior notes due 2009, issued in November 2004. Since these convertible notes were not registered by that date, the Company paid or will pay liquidated damages totaling $0.5 million through July 14, 2005, the day prior to the effective date of the registration statement. In addition, in accordance with the share lending agreement entered into in connection with the initial sale of its 5.875% convertible senior notes due 2009, Charter was required to register by April 1, 2005 150 million shares of its Class A common stock that Charter was obligated to lend to Citigroup Global Markets Limited ("CGML") at CGML’s request. Because this registration statement was not declared effective by such date, the Company paid or will pay liquidated damages totaling $11 million from April 2, 2005 through July 17, 2005, the day before the effective date of the registration statement. The liquidated damages were recorded as interest expense in the accompanying condensed consolidated statements of operations.

3.	Sale of Assets

As of June 30, 2005, the Company has concluded it is probable that three pending cable asset sales, representing approximately 33,000 customers, will close within the next twelve months thus meeting the criteria for assets held for sale under Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the three and six months ended June 30, 2005 of approximately $8 million and $39 million, respectively. At June 30, 2005 assets held for sale, included in investment in cable properties, are approximately $40 million.

In March 2004, the Company closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC. The Company closed the sale of an additional cable system in New York to Atlantic Broadband Finance, LLC in April 2004. These transactions resulted in a $106 million pretax gain recorded as a gain on sale of assets in the Company’s consolidated statements of operations. The total net proceeds from the sale of all of these systems were approximately $735 million. The proceeds were used to repay a portion of amounts outstanding under the Company’s revolving credit facility.

Gain on investments for the three and six months ended June 30, 2005 primarily represents a gain realized on an exchange of the Company’s interest in an equity investee for an investment in a larger enterprise.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.	Franchises and Goodwill

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances. Such test resulted in a total franchise impairment of approximately $3.3 billion during the third quarter of 2004. Franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

The Company’s valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships and its total entity value. The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services such as interactivity and telephone to the potential customers (service marketing rights). Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained and the new services added to those customers in future periods. The sum of the present value of the franchises’ after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise.

The Company follows the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, in valuing customer relationships. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers and are calculated by projecting future after-tax cash flows from these customers including the right to deploy and market additional services such as interactivity and telephone to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. Substantially all acquisitions occurred prior to January 1, 2002. The Company did not record any value associated with the customer relationship intangibles related to those acquisitions. For acquisitions subsequent to January 1, 2002 the Company did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

As of June 30, 2005 and December 31, 2004, indefinite-lived and finite-lived intangible assets are presented in the following table:

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,806	$--	$9,806	$9,845	$--	$9,845
Goodwill	52	--	52	52	--	52

	$9,858	$--	$9,858	$9,897	$--	$9,897
Finite-lived intangible assets:
Franchises with finite lives	$39	$6	$33	$37	$4	$33

Franchises with indefinite lives decreased $39 million as a result of the asset impairment charges recorded related to three pending cable asset sales (see Note 3). Franchise amortization expense for the three and six months ended June

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

30, 2005 and 2004 was $1 million and $2 million, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $3 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004

Accounts payable - trade	$86	$148
Accrued capital expenditures	110	65
Accrued expenses:
Interest	342	324
Programming costs	285	278
Franchise-related fees	54	67
Compensation	94	66
Other	253	269

	$1,224	$1,217

6.	Long-Term Debt

Long-term debt consists of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Face Value	Accreted Value	Face Value	Accreted Value
Long-Term Debt
Charter Communications, Inc.:
4.75% convertible senior notes due 2006	$25	$25	$156	$156
5.875% convertible senior notes due 2009	863	838	863	834
Charter Holdings:
8.250% senior notes due 2007	105	105	451	451
8.625% senior notes due 2009	1,244	1,243	1,244	1,243
9.920% senior discount notes due 2011	1,108	1,108	1,108	1,108
10.000% senior notes due 2009	640	640	640	640
10.250% senior notes due 2010	318	318	318	318
11.750% senior discount notes due 2010	450	450	450	448
10.750% senior notes due 2009	874	874	874	874
11.125% senior notes due 2011	500	500	500	500
13.500% senior discount notes due 2011	675	629	675	589
9.625% senior notes due 2009	640	638	640	638
10.000% senior notes due 2011	710	708	710	708
11.750% senior discount notes due 2011	939	851	939	803
12.125% senior discount notes due 2012	330	275	330	259
CCH II, LLC:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

10.250% senior notes due 2010	1,601	1,601	1,601	1,601
CCO Holdings, LLC:
8¾% senior notes due 2013	500	500	500	500
Senior floating rate notes due 2010	550	550	550	550
Charter Operating:
8% senior second lien notes due 2012	1,100	1,100	1,100	1,100
8 3/8% senior second lien notes due 2014	733	733	400	400
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	114	116	114	116
CC V Holdings:
11.875% senior discount notes due 2008	--	--	113	113
Credit Facilities
Charter Operating	5,445	5,445	5,515	5,515
	$19,464	$19,247	$19,791	$19,464

The accreted values presented above represent the face value of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

Gain (loss) on extinguishment of debt

In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placements, approximately $333 million principal amount of new notes with terms identical to Charter Operating's 8.375% senior second lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007. The exchanges resulted in a loss on extinguishment of debt of approximately $1 million for the three months ended June 30, 2005 and a gain on extinguishment of debt of approximately $10 million for the six months ended June 30, 2005. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.

During the three and six months ended June 30, 2005, the Company repurchased, in private transactions, from a small number of institutional holders, a total of $97 million and $131 million, respectively, principal amount of its 4.75% convertible senior notes due 2006. These transactions resulted in a net gain on extinguishment of debt of approximately $3 million and $4 million for the three and six months ended June 30, 2005, respectively.

In March 2005, Charter’s subsidiary, CC V Holdings, LLC, redeemed all of its 11.875% notes due 2008, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of redemption was approximately $122 million and was funded through borrowings under the Charter Operating credit facilities. The redemption resulted in a loss on extinguishment of debt for the six months ended June 30, 2005 of approximately $5 million. Following such redemption, CC V Holdings, LLC and its subsidiaries (other than non-guarantor subsidiaries) guaranteed the Charter Operating credit facilities and granted a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

7.	Minority Interest and Equity Interest of Charter Holdco

Charter is a holding company whose primary asset is a controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems, and $863 million and $990 million at June 30, 2005 and December 31, 2004, respectively, of mirror notes which are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes. Minority interest on the Company’s consolidated balance sheets represents the ownership percentage of Charter Holdco not owned by Charter, or approximately 53% of total members’ equity of Charter Holdco, plus $662 million and $656 million of preferred membership interests in CC VIII, LLC ("CC VIII"), an indirect subsidiary of Charter Holdco, as of June 30, 2005 and December 31, 2004, respectively. As more fully described in Note 17, this preferred interest arises from the approximately $630 million of preferred

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

membership units issued by CC VIII in connection with an acquisition in February 2000 and continues to be the subject of a dispute between Charter and Mr. Paul G. Allen, Charter’s Chairman and controlling shareholder. Generally, operating earnings or losses are allocated to the minority owners based on their ownership percentage, thereby increasing or decreasing the Company’s net loss, respectively. To the extent they relate to CC VIII, the allocations of earnings or losses are subject to adjustment based on the ultimate resolution of this disputed ownership. Due to the uncertainties related to the ultimate resolution, effective January 1, 2005, the Company ceased recognizing minority interest in earnings or losses of CC VIII for financial reporting purposes until such time as the resolution of the matter is determinable or other events occur. For the three and six months ended June 30, 2005, the Company’s results include income of $8 million and $17 million, respectively, attributable to CC VIII.

Members’ deficit of Charter Holdco was $5.1 billion and $4.4 billion as of June 30, 2005 and December 31, 2004, respectively. Gains and losses arising from the issuance by Charter Holdco of its membership units are recorded as capital transactions, thereby increasing or decreasing shareholders’ equity and decreasing or increasing minority interest on the accompanying condensed consolidated balance sheets. Minority interest was approximately 53% as of June 30, 2005 and December 31, 2004. Minority interest includes the proportionate share of changes in fair value of interest rate derivative agreements. Such amounts are temporary as they are contractually scheduled to reverse over the life of the underlying instrument. Additionally, reported losses allocated to minority interest on the consolidated statement of operations are limited to the extent of any remaining minority interest on the balance sheet related to Charter Holdco. Because minority interest in Charter Holdco is substantially eliminated, Charter absorbs substantially all losses before income taxes that otherwise would be allocated to minority interest. Subject to any changes in Charter Holdco’s capital structure, future losses will continue to be substantially absorbed by Charter.

Changes to minority interest consist of the following:

Minority Interest

Balance, December 31, 2004	$648
CC VIII 2% Priority Return (see Note 17)	6
Changes in fair value of interest rate agreements	5
Balance, June 30, 2005	$659

8.	Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss, after giving effect to the minority interest share of such gains and losses. Comprehensive loss for the three months ended June 30, 2005 and 2004 was $355 million and $404 million, respectively, and $704 million and $697 million for the six months ended June 30, 2005 and 2004, respectively.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended June 30, 2005 and 2004, net gain (loss) on derivative instruments and hedging activities includes gains of $0 and $3 million, respectively, and for the six months ended June 30, 2005 and 2004, net gain (loss) on derivative instruments and hedging activities includes gains of $1 million and $2 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended June 30, 2005 and 2004, a gain of $0 and $27 million, respectively, and for the six months ended June 30, 2005 and 2004, a gain of $9 million and $29 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as gain (loss) on derivative instruments and hedging activities in the Company’s condensed consolidated statements of operations. For the three months ended June 30, 2005 and 2004, net gain (loss) on derivative instruments and hedging activities includes losses of $1 million and gains of $60 million, respectively, and for the six months ended June 30, 2005 and 2004, net gain (loss) on derivative instruments and heding activities includes gains of $25 million and $54 million, respectively, for interest rate derivative instruments not designated as hedges.

As of June 30, 2005 and December 31, 2004, the Company had outstanding $2.2 billion and $2.7 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Certain provisions of the Company’s 5.875% convertible senior notes issued in November 2004 were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes. In accordance with SFAS No. 133, these derivatives are marked to market with gains or losses recorded in interest expense on the Company’s condensed consolidated statement of operations. For the three and six months ended June 30, 2005, the Company recognized $8 million and $27 million, respectively, as a reduction in interest expense related to these derivatives. At June 30, 2005 and December 31, 2004, $1 million and $10 million, respectively, is recorded in accounts payable and accrued expenses relating to the short-term portion of these derivatives and $3 million and $21 million, respectively, is recorded in other long-term liabilities related to the long-term portion.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

10.	Revenues

Revenues consist of the following for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Video	$861	$846	$1,703	$1,695
High-speed Internet	226	181	441	349
Advertising sales	76	73	140	132
Commercial	69	58	134	114
Other	91	81	176	163

	$1,323	$1,239	$2,594	$2,453

11.	Operating Expenses

Operating expenses consist of the following for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Programming	$351	$329	$709	$663
Advertising sales	25	25	50	48
Service	193	161	369	316

	$569	$515	$1,128	$1,027

12.	Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

General and administrative	$225	$208	$427	$416
Marketing	31	36	66	67

	$256	$244	$493	$483

Components of selling expense are included in general and administrative and marketing expense.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

13.	Special Charges

The Company has recorded special charges as a result of reducing its workforce, consolidating administrative offices and management realignment in 2004 and 2005. The activity associated with this initiative is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Beginning Balance	$6	$7	$6	$14

Special Charges	--	2	4	3
Payments	(2)	(3)	(6)	(11)

Balance at June 30,	$4	$6	$4	$6

For the three and six months ended June 30, 2005, special charges were offset by approximately $2 million related to an agreed upon discount in respect of the portion of the settlement consideration payable under the Stipulations of Settlement of the consolidated Federal Class Action and the Federal Derivative Action allocable to plaintiff’s attorney fees and Charter’s insurance carrier as a result of the election to pay such fees in cash (see Note 15).

For the three and six months ended June 30, 2004, special charges also includes approximately $85 million, which represents the aggregate value of the Charter Class A common stock and warrants to purchase Charter Class A common stock contemplated to be issued as part of the terms set forth in memoranda of understanding regarding settlement of the consolidated Federal Class Action and Federal Derivative Action. For the six months ended June 30, 2004, special charges includes approximately $9 million of litigation costs related to the tentative settlement of the South Carolina national class action suit, subject to final documentation and court approval (see Note 15).

14.	Income Taxes

All operations are held through Charter Holdco and its direct and indirect subsidiaries.  Charter Holdco and the majority of its subsidiaries are not subject to income tax.  However, certain of these subsidiaries are corporations and are subject to income tax.  All of the taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members: Charter, Charter Investment, Inc. ("Charter Investment") and Vulcan Cable III Inc. ("Vulcan Cable").  Charter is responsible for its share of taxable income or loss of Charter Holdco allocated to Charter in accordance with the Charter Holdco limited liability company agreement ("LLC Agreement") and partnership tax rules and regulations.

As of June 30, 2005 and December 31, 2004, the Company had net deferred income tax liabilities of approximately $259 million and $216 million, respectively.  Approximately $214 million and $208 million of the deferred tax liabilities recorded in the condensed consolidated financial statements at June 30, 2005 and December 31, 2004, respectively relate to certain indirect subsidiaries of Charter Holdco, which file separate income tax returns.

During the three and six months ended June 30, 2005, the Company recorded $31 million and $46 million of income tax expense, respectively, and during the three and six months ended June 30, 2004, the Company recorded $43 million and $97 million of income tax expense, respectively.  The sale of systems to Atlantic Broadband, LLC in March and April 2004 resulted in income tax expense of $1 million and $15 million for the three and six months ended June 30, 2004, respectively.

Income tax expense is recognized through increases in the deferred tax liabilities related to Charter’s investment in Charter Holdco, as well as current federal and state income tax expense and increases to the deferred tax liabilities of certain of Charter’s indirect corporate subsidiaries.  The Company recorded an additional deferred tax asset of

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

approximately $130 million and $265 million during the three and six months ended June 30, 2005, respectively, relating to net operating loss carryforwards, but recorded a valuation allowance with respect to these amounts because of the uncertainty of the ability to realize a benefit from these carryforwards in the future.

The Company has deferred tax assets of approximately $3.8 billion and $3.5 billion as of June 30, 2005 and December 31, 2004, respectively, which primarily relate to financial and tax losses allocated to Charter from Charter Holdco.  The deferred tax assets include approximately $2.3 billion and $2.1 billion of tax net operating loss carryforwards as of June 30, 2005 and December 31, 2004, respectively (generally expiring in years 2005 through 2025), of Charter and its indirect corporate subsidiaries.  Valuation allowances of $3.4 billion and $3.2 billion as of June 30, 2005 and December 31, 2004 exist with respect to these deferred tax assets, respectively.

Realization of any benefit from the Company’s tax net operating losses is dependent on: (1) Charter and its indirect corporate subsidiaries’ ability to generate future taxable income and (2) the absence of certain future "ownership changes" of Charter’s common stock.  An "ownership change" as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income the Company may generate.  Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate the Company’s ability to use a substantial portion of its net operating losses to offset any future taxable income.  Future transactions and the timing of such transactions could cause an ownership change.  Such transactions include additional issuances of common stock by the Company (including but not limited to the issuance of up to a total of 150 million shares of common stock (of which 27.2 million were issued in July 2005) under the share lending agreement, the issuance of shares of common stock upon future conversion of Charter’s convertible senior notes and the issuance of common stock in the class action settlement discussed in Note 15, reacquisition of the borrowed shares by Charter, or acquisitions or sales of shares by certain holders of Charter’s shares, including persons who have held, currently hold, or accumulate in the future five percent or more of Charter’s outstanding stock (including upon an exchange by Paul Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into CCI common stock)).  Many of the foregoing transactions are beyond management’s control.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2000, 2002 and 2003.  The results of the Company (excluding Charter and the indirect corporate subsidiaries) for these years are subject to this examination.  Management does not expect the results of this examination to have a material adverse effect on the Company’s financial condition or results of operations.

15.	Contingencies

Securities Class Actions and Derivative Suits

Fourteen putative federal class action lawsuits (the "Federal Class Actions") were filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Court subsequently consolidated the Federal Class Actions into a single action (the "Consolidated Federal Class Action") for pretrial purposes. On August 5, 2004, the plaintiff’s representatives, Charter and the individual

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) which incorporate the terms of the August 5, 2004 Memorandum of Understanding.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in the Circuit Court of the City of St. Louis, State of Missouri (the "Missouri State Court"), against Charter and its then current directors, as well as its former auditors. The plaintiffs alleged that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. On March 12, 2004, an action substantively identical to the State Derivative Action was filed in Missouri State Court against Charter and certain of its current and former directors, as well as its former auditors. On July 14, 2004, the Court consolidated this case with the State Derivative Action.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures.

As noted above, Charter and the individual defendants entered into a Memorandum of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the "Actions"). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. The Stipulations of Settlement, along with various supporting documentation, were filed with the Court on February 2, 2005. On May 23, 2005 the United States District Court for the Eastern District of Missouri conducted the final fairness hearing for the Actions, and on June 30, 2005, the Court issued its final approval of the settlements. Members of the class had 30 days from the issuance of the June 30 order approving the settlement to file an appeal challenging the approval. Two notices of appeal were filed relating to the settlement, but Charter does not yet know the specific issues presented by such appeals, nor have briefing schedules been set.

As amended, the Stipulations of Settlement provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million would be paid in cash (by Charter’s insurance carriers) and the $80 million balance was to be paid (subject to Charter’s right to substitute cash therefor described below) in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. However, Charter had the right, in its sole discretion, to substitute cash for some or all of the aforementioned securities on a dollar for dollar basis. Pursuant to that right, Charter elected to fund the $80 million obligation with 13.4 million shares of Charter Class A common stock (having an aggregate value of approximately $15 million pursuant to the formula set forth in the Stipulations of Settlement) with the remaining balance (less an agreed upon $2 million discount in respect of that portion allocable to plaintiffs’ attorneys’ fees) to be paid in cash. In addition, Charter had agreed to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million; however, by agreement with its carrier Charter has paid $4.5 million in cash in lieu of issuing such shares. Charter delivered the settlement consideration to the claims administrator on July 8, 2005, and it will be held in escrow pending any appeals of the approval. On July 14, 2005, the Circuit Court for the City of St. Louis dismissed with prejudice the State Derivative Actions.

As part of the settlements, Charter has committed to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Government Investigations

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office publicly stated that Charter was not a target of the investigation. Charter was also advised by the U.S. Attorney’s Office that no current officer or member of its board of directors was a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and were sentenced April 22, 2005. Charter fully cooperated with the investigation, and following the sentencings, the U.S. Attorney’s Office for the Eastern District of Missouri announced that its investigation was concluded and that no further indictments would issue.

Indemnification

Charter was generally required to indemnify, under certain conditions, each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the grand jury investigation, a now-settled SEC investigation and the above-described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals. One of these former officers has counterclaimed against Charter alleging, among other things, that Charter owes him additional indemnification for legal fees that Charter did not pay and another of these former officers has counterclaimed against Charter for accrued sick leave.

Other Litigation

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

Prior to January 1, 2003, the Company accounted for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method, under which the Company recognizes compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions resulted in utilizing a preferable accounting method as the condensed consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the fair value method is being applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. The ongoing effect on consolidated results of operations or financial condition will depend on future stock-based compensation awards granted by the Company.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net loss and loss per share as reported and the pro forma amounts that would have been reported using the fair value method under SFAS No. 123 for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss applicable to common stock	$(356)	$(416)	$(709)	$(710)
Add back stock-based compensation expense related to stock options included in reported net loss	4	12	8	26
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(4)	(10)	(8)	(31)
Effects of unvested options in stock option exchange	--	--	--	48
Pro forma	$(356)	$(414)	$(709)	$(667)

Loss per common shares, basic and diluted
As reported	$(1.18)	$(1.39)	$(2.34)	$(2.39)
Add back stock-based compensation expense related to stock options included in reported net loss	0.01	0.04	0.03	0.09
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(0.01)	(0.03)	(0.03)	(0.10)
Effects of unvested options in stock option exchange	--	--	--	0.16
Pro forma	$(1.18)	$(1.38)	$(2.34)	$(2.24)

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

In January 2004, the Compensation Committee of the board of directors of Charter approved Charter’s Long-Term Incentive Program ("LTIP"), which is a program administered under the 2001 Stock Incentive Plan. Under the LTIP, employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees are eligible to receive stock options and performance shares. The stock options vest 25% on each of the first four anniversaries of the date of grant. The performance units vest on the third anniversary of the grant date and shares of Charter Class A common stock are issued, conditional upon Charter’s performance against financial performance targets established by Charter’s management and approved by its board of directors. Charter granted 6.9 million performance shares in January 2004 under this program and recognized expense of $3 million and $6 million during the three and six months ended June 30, 2004, respectively. However, in the fourth quarter of 2004, the Company reversed the $8 million of expense recorded in the first three quarters of 2004 based on the Company’s assessment of the probability of achieving the financial performance measures established by Charter and required to be met for the performance shares to vest. In March and April 2005, Charter granted 2.8 million performance shares under the LTIP. The impact of such grants were de minimis to the Company’s results of operations for the three and six months ended June 30, 2005.

17.	Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

CC VIII

As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, Charter’s indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the "CC VIII interest") with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the "Comcast sellers"). While held by the Comcast sellers, the CC VIII interest was entitled to a 2% priority return on its initial capital account and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast sellers, the CC VIII interest generally did not share in the profits and losses of CC VIII. Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast put right"). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII interest, indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to the 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC's capital account and Mr. Allen's capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003). The limited liability company agreement of CC VIII does not provide for a mandatory redemption of the CC VIII interest.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
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

Thereafter, the board of directors of Charter formed a Special Committee (currently comprised of Messrs. Merritt, Tory and Wangberg) to investigate the matter and take any other appropriate action on behalf of Charter with respect to this matter. After conducting an investigation of the relevant facts and circumstances, the Special Committee determined that a "scrivener’s error" had occurred in February 2000 in connection with the preparation of the last-minute revisions to the Bresnan transaction documents and that, as a result, Charter should seek the reformation of the Charter Holdco limited liability company agreement, or alternative relief, in order to restore and ensure the obligation that the CC VIII interest be automatically exchanged for Charter Holdco units. The Special Committee further determined that, as part of such contract reformation or alternative relief, Mr. Allen should be required to contribute the CC VIII interest to Charter Holdco in exchange for 24,273,943 Charter Holdco membership units. The Special Committee also recommended to the board of directors of Charter that, to the extent the contract reformation is achieved, the board of directors should consider whether the CC VIII interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them.

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

TechTV, Inc.

TechTV, Inc. ("TechTV") operated a cable television network that offered programming mostly related to technology. Pursuant to an affiliation agreement that originated in 1998 and that terminates in 2008, TechTV has provided the Company with programming for distribution via Charter’s cable systems. The affiliation agreement provides, among other things, that TechTV must offer Charter certain terms and conditions that are no less favorable in the affiliation agreement than are given to any other distributor that serves the same number of or fewer TechTV viewing customers. Additionally, pursuant to the affiliation agreement, the Company was entitled to incentive payments for channel launches through December 31, 2003.

In March 2004, Charter Holdco entered into agreements with Vulcan Programming and TechTV, which provide for (i) Charter Holdco and TechTV to amend the affiliation agreement which, among other things, revises the description of the TechTV network content, provides for Charter Holdco to waive certain claims against TechTV relating to alleged breaches of the affiliation agreement and provides for TechTV to make payment of outstanding launch receivables due to Charter Holdco under the affiliation agreement, (ii) Vulcan Programming to pay approximately $10 million and purchase over a 24-month period, at fair market rates, $2 million of advertising time across various cable networks on Charter cable systems in consideration of the agreements, obligations, releases and waivers under the agreements and

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

in settlement of the aforementioned claims and (iii) TechTV to be a provider of content relating to technology and video gaming for Charter’s interactive television platforms through December 31, 2006 (exclusive for the first year). For each of the three and six months ended June 30, 2005 and 2004, the Company recognized approximately $0.3 million and $0.6 million, respectively, of the Vulcan Programming payment as an offset to programming expense. For the three and six months ended June 30, 2005, the Company paid approximately $0.5 million and $1 million, respectively, and for the three and six months ended June 30, 2004, the Company paid approximately $0.4 million and $0.6 million, respectively, under the affiliation agreement.

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

Digeo, Inc.

In March 2001, a subsidiary of Charter, Charter Communications Ventures, LLC ("Charter Ventures"), and Vulcan Ventures Incorporated formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo, Inc. ("Digeo"), an entity controlled by Paul Allen. In connection with the execution of the broadband carriage agreement, DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from Vulcan Ventures Incorporated. The equity interest is subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. After Vulcan Ventures recovers its amount contributed and any cumulative loss allocations, Charter Ventures has a 100% profit interest in DBroadband Holdings, LLC. Charter Ventures is not required to make any capital contributions, including capital calls, to Digeo. DBroadband Holdings, LLC is therefore not included in the Company’s consolidated financial statements. Pursuant to an amended version of this arrangement, in 2003, Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan Ventures’ aforementioned priority return. Since the formation of DBroadband Holdings, LLC, Vulcan Ventures has contributed approximately $56 million on Charter Ventures’ behalf.

On March 2, 2001, Charter Ventures entered into a broadband carriage agreement with Digeo Interactive, LLC ("Digeo Interactive"), a wholly owned subsidiary of Digeo. The carriage agreement provided that Digeo Interactive would provide to Charter a "portal" product, which would function as the television-based Internet portal (the initial point of entry to the Internet) for Charter’s customers who received Internet access from Charter. The agreement term was for 25 years and Charter agreed to use the Digeo portal exclusively for six years. Before the portal product was delivered to Charter, Digeo terminated development of the portal product.

On September 27, 2001, Charter and Digeo Interactive amended the broadband carriage agreement. According to the amendment, Digeo Interactive would provide to Charter the content for enhanced "Wink" interactive television services, known as Charter Interactive Channels ("i-channels"). In order to provide the i-channels, Digeo Interactive sublicensed certain Wink technologies to Charter. Charter is entitled to share in the revenues generated by the i-channels. Currently, the Company’s digital video customers who receive i-channels receive the service at no additional charge.

On September 28, 2002, Charter entered into a second amendment to its broadband carriage agreement with Digeo Interactive. This amendment superseded the amendment of September 27, 2001. It provided for the development by Digeo Interactive of future features to be included in the Basic i-TV service to be provided by Digeo and for Digeo’s development of an interactive "toolkit" to enable Charter to develop interactive local content. Furthermore, Charter could request that Digeo Interactive manage local content for a fee. The amendment provided for Charter to pay for development of the Basic i-TV service as well as license fees for customers who would receive the service, and for Charter and Digeo to split certain revenues earned from the service. The Company paid Digeo Interactive

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

approximately $1 million and $1 million for the three and six months ended June 30, 2005, respectively, and $1 million and $1 million for the three and six months ended June 30, 2004, respectively, for customized development of the i-channels and the local content tool kit. This amendment expired pursuant to its terms on December 31, 2003. Digeo Interactive is continuing to provide the Basic i-TV service on a month-to-month basis.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder ("DVR") units. The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004. Under the license agreement Digeo Interactive granted to Charter Holdco the right to use Digeo’s proprietary software for the number of DVR units that Charter deployed from a maximum of 10 headends through year-end 2004. This maximum number of headends was increased from 10 to 15 pursuant to a letter agreement executed on June 11, 2004 and the date for entering into license agreements for units deployed was extended to June 30, 2005. The number of headends was increased from 15 to 20 pursuant to a letter agreement dated August 4, 2004, from 20 to 30 pursuant to a letter agreement dated September 28, 2004 and from 30 to 50 headends by a letter agreement in February 2005. The license granted for each unit deployed under the agreement is valid for five years. In addition, Charter will pay certain other fees including a per-headend license fee and maintenance fees. Maximum license and maintenance fees during the term of the agreement are expected to be approximately $7 million. The agreement provides that Charter is entitled to receive contract terms, considered on the whole, and license fees, considered apart from other contract terms, no less favorable than those accorded to any other Digeo customer. Charter paid approximately $0.1 million and $0.2 million in license and maintenance fees for the three and six months ended June 30, 2005, respectively.

In April 2004, the Company launched DVR service using units containing the Digeo software in Charter’s Rochester, Minnesota market using a broadband media center that is an integrated set-top terminal with a cable converter, DVR hard drive and connectivity to other consumer electronics devices (such as stereos, MP3 players, and digital cameras).

In May 2004, Charter Holdco entered into a binding term sheet with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units. The term sheet provided that the parties would proceed in good faith to negotiate, prior to year-end 2004, definitive agreements for the development, testing and purchase of the DVR units and that the parties would enter into a license agreement for Digeo's proprietary software on terms substantially similar to the terms of the license agreement described above. In November 2004, Charter Holdco and Digeo Interactive executed the license agreement and in December 2004, the parties executed the purchase agreement, each on terms substantially similar to the binding term sheet. Product development and testing has been completed. Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $41 million. The definitive agreements are terminable at no penalty to Charter in certain circumstances. Charter paid approximately $1 million and $2 million in capital purchases under this agreement for the three and six months ended June 30, 2005, respectively.

In late 2003, Microsoft sued Digeo for $9 million in a breach of contract action, involving an agreement that Digeo and Microsoft had entered into in 2001. Digeo informed us that it believed it had an indemnification claim against us for half that amount. Digeo settled with Microsoft agreeing to make a cash payment and to purchase certain amounts of Microsoft software products and consulting services through 2008. In consideration of Digeo agreeing to release us from its potential claim against us, after consultation with outside counsel we agreed, in June 2005, to purchase a total of $2.3 million in Microsoft consulting services through 2008, a portion of which amounts Digeo has informed us will count against Digeo’s purchase obligations with Microsoft.

The Company believes that Vulcan Ventures, an entity controlled by Mr. Allen, owns an approximate 60% equity interest in Digeo, Inc., on a fully-converted non-diluted basis. Mr. Allen, Lance Conn and Jo Allen Patton, directors of Charter, are directors of Digeo, and Mr. Vogel was a director of Digeo in 2004. During 2004 and 2005, Mr. Vogel held options to purchase 10,000 shares of Digeo common stock.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Oxygen Media LLC

Oxygen Media LLC ("Oxygen") provides programming content aimed at the female audience for distribution over cable systems and satellite. On July 22, 2002, Charter Holdco entered into a carriage agreement with Oxygen, whereby the Company agreed to carry programming content from Oxygen. Under the carriage agreement, the Company currently makes Oxygen programming available to approximately 5 million of its video customers. The term of the carriage agreement was retroactive to February 1, 2000, the date of launch of Oxygen programming by the Company, and runs for a period of five years from that date. For the three and six months ended June 30, 2005, the Company paid Oxygen approximately $2 million and $5 million, respectively, and for the three and six months ended June 30, 2004, the Company paid Oxygen approximately $3 million and $7 million, respectively, for programming content. In addition, Oxygen pays the Company marketing support fees for customers launched after the first year of the term of the carriage agreement up to a total of $4 million. The Company recorded approximately $0.1 million related to these launch incentives as a reduction of programming expense for the six months ended June 30, 2005, and $0.4 million and $0.7 million for the three and six months ended June 30, 2004, respectively.

Concurrently with the execution of the carriage agreement, Charter Holdco entered into an equity issuance agreement pursuant to which Oxygen’s parent company, Oxygen Media Corporation ("Oxygen Media"), granted a subsidiary of Charter Holdco a warrant to purchase 2.4 million shares of Oxygen Media common stock for an exercise price of $22.00 per share. In February 2005, this warrant expired unexercised. Charter Holdco was also to receive unregistered shares of Oxygen Media common stock with a guaranteed fair market value on the date of issuance of $34 million, on or prior to February 2, 2005, with the exact date to be determined by Oxygen Media, but this commitment was later revised as discussed below.

The Company recognized the guaranteed value of the investment over the life of the carriage agreement as a reduction of programming expense. For the six months ended June 30, 2005, the Company recorded approximately $2 million, as a reduction of programming expense and for the three and six months ended June 30, 2004, the Company recorded approximately $3 million and $7 million, respectively. The carrying value of the Company’s investment in Oxygen was approximately $33 million and $32 million as of June 30, 2005 and December 31, 2004, respectively.

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

As of June 30, 2005, through Vulcan Programming, Mr. Allen owned an approximate 31% interest in Oxygen assuming no exercises of outstanding warrants or conversion or exchange of convertible or exchangeable securities. Ms. Jo Allen Patton is a director and the President of Vulcan Programming. Mr. Lance Conn is a Vice President of Vulcan Programming. Marc Nathanson has an indirect beneficial interest of less than 1% in Oxygen.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

18.	Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB No. 29. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company adopted this pronouncement effective April 1, 2005. The exchange transaction discussed in Note 3 was accounted for under this standard.

In December 2004, the Financial Accounting Standards Board issued the revised SFAS No. 123, Share-Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will be effective for the Company beginning January 1, 2006. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the Company does not expect this revised standard to have a material impact on its financial statements.

Charter does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s accompanying financial statements.

19.	Subsequent Events

On July 29, 2005, we issued 27.2 million shares of Class A common stock in a public offering, which was effected pursuant to an effective registration statement that initially covered the issuance and sale of up to 150 million shares of Class A common stock. The shares were issued pursuant to a share lending agreement, pursuant to which Charter had previously agreed to loan up to 150 million shares to CGML. Because less than the full 150 million shares covered by the share lending agreement were sold in the offering, we remain obligated to issue, at CGML’s request, up to an additional 122.8 million additional loaned shares in subsequent registered public offerings pursuant to the share lending agreement.

This offering of Charter’s Class A common stock was conducted to facilitate transactions by which investors in Charter’s 5.875% convertible senior notes due 2009 issued on November 22, 2004 hedged their investments in the convertible senior notes. Charter did not receive any of the proceeds from the sale of this Class A common stock. However, under the share lending agreement, Charter received a loan fee of $.001 for each share that it lends to CGML

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. ("Charter") is a holding company whose principal assets as of June 30, 2005 are a 47% controlling common equity interest in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes which are payable by Charter Holdco to Charter and have the same principal amount and terms as Charter’s convertible senior notes. "We," "us" and "our" refer to Charter and its subsidiaries. We are a broadband communications company operating in the United States. We offer our customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and in some areas advanced broadband services such as high definition television, video on demand, telephone and interactive television. We sell our cable video programming, high-speed Internet and advanced broadband services on a subscription basis.

The following table summarizes our customer statistics for analog and digital video, residential high-speed Internet and residential telephone as of June 30, 2005 and 2004:

	Approximate as of
	June 30,	June 30,
	2005 (a)	2004 (a)

Cable Video Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,683,400	5,892,600
Multi-dwelling (bulk) and commercial unit customers (c)	259,700	240,600
Total analog video customers (b)(c)	5,943,100	6,133,200

Digital Video:
Digital video customers (d)	2,685,600	2,650,200

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,022,200	1,711,400
Telephone customers (f)	67,800	31,200

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). At June 30, 2005 and 2004, "customers" include approximately 45,100 and 58,700 persons whose accounts were over 60 days past due in payment, approximately 8,200 and 6,300 persons whose accounts were over 90 days past due in payment, and approximately 4,500 and 2,000 of which were over 120 days past due in payment, respectively.

(b)	"Residential (non-bulk) analog video customers" include all customers who receive video services, except for complimentary accounts (such as our employees).

(c)
Included within "video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit ("EBU") basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(d)
"Digital video customers" include all households that have one or more digital set-top terminals. Included in "digital video customers" on June 30, 2005 and 2004 are approximately 9,700 and 11,400 customers, respectively, that receive digital video service directly through satellite transmission.

(e)
"High-speed Internet customers" represent those customers who subscribe to our high-speed Internet service. At June 30, 2005 and 2004, approximately 1,787,600 and 1,543,000 of these high-speed Internet customers, respectively, receive video services from us and are included within our video statistics above.

(f)	"Telephone customers" include all households who subscribe to our telephone service.

Overview of Operations

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our high level of debt, depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our business, and amortization and impairment of our franchise intangibles. We expect that these expenses (other than amortization and impairment of franchises) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future. Additionally, reported losses allocated to minority interest on the statement of operations are limited to the extent of any remaining minority interest balance on the balance sheet related to Charter Holdco. Because minority interest in Charter Holdco is substantially eliminated, Charter absorbs substantially all losses before income taxes that otherwise would be allocated to minority interest. Subject to any changes in Charter Holdco’s capital structure, future losses will continue to be absorbed by Charter. Effective January 1, 2005, we ceased recognizing minority interest in earnings or losses of CC VIII, LLC for financial reporting purposes until the resolution of the dispute between Charter and Mr. Allen regarding the preferred membership units in CC VIII, LLC is determinable or other events occur.

For the three months ended June 30, 2005 and 2004, our income from operations, which includes depreciation and amortization expense and asset impairment charges but excludes interest expense, was $110 million and $15 million, respectively, and for the six months ended June 30, 2005 and 2004, our income from operations was $161 million and $190 million, respectively. We had operating margins of 8% and 1% for the three months ended June 30, 2005 and 2004, respectively, and 6% and 8% for the six months ended June 30, 2005 and 2004, respectively. The increase in income from operations and operating margins from the three months ended June 30, 2004 compared to 2005 was principally due to approximately $85 million recorded in special charges for the three months ended June 30, 2004 as part of the terms set forth in memoranda of understanding regarding settlement of the consolidated Federal Class Action and Federal Derivative Action which did not recur in 2005. See "— Legal Proceedings." The decrease in income from operations and operating margins from the six months ended June 30, 2004 compared to 2005 was principally due to the one-time gain as a result of the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC of approximately $106 million, recognized in the six months ended June 30, 2004, offset by $85 million recorded in special charges discussed above.

Historically, our ability to fund operations and investing activities has depended on our continued access to credit under our credit facilities. We expect we will continue to borrow under our credit facilities from time to time to fund cash needs. The occurrence of an event of default under our credit facilities could result in borrowings from these credit facilities being unavailable to us and could, in the event of a payment default or acceleration, also trigger events of default under the indentures governing our outstanding notes and would have a material adverse effect on us. Approximately $15 million of our debt matures during the remainder of 2005, which we expect to fund through borrowings under our revolving credit facility. See "— Liquidity and Capital Resources."

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefor, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2004 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share and share data):

	Three Months Ended June 30,
	2005		2004

Revenues	$1,323	100%	$1,239	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	569	43%	515	42%
Selling, general and administrative	256	19%	244	20%
Depreciation and amortization	378	29%	364	29%
Asset impairment charges	8	1%	--	--
Loss on sale of assets, net	--	--	2	--
Option compensation expense, net	4	--	12	1%
Special charges, net	(2)	--	87	7%

	1,213	92%	1,224	99%

Income from operations	110	8%	15	1%

Interest expense, net	(451)		(410)
Gain (loss) on derivative instruments and hedging activities, net	(1)		63
Loss on debt to equity conversions	--		(15)
Gain (loss) on extinguishment of debt	1		(21)
Gain on investments	20		2

	(431)		(381)

Loss before minority interest and income taxes	(321)		(366)

Minority interest	(3)		(6)

Loss before income taxes	(324)		(372)

Income tax expense	(31)		(43)

Net loss	(355)		(415)

Dividends on preferred stock - redeemable	(1)		(1)

Net loss applicable to common stock	$(356)		$(416)

Loss per common share, basic and diluted	$(1.18)		$(1.39)

Weighted average common shares outstanding, basic and diluted	303,620,347		300,522,815

Revenues. Revenues increased by $84 million, or 7%, from $1.2 billion for the three months ended June 30, 2004 to $1.3 billion for the three months ended June 30, 2005. This increase is principally the result of an increase of 310,800 high-speed Internet and 35,400 digital video customers, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 190,100 analog video customers. Our goal is to increase revenues by improving customer service which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as telephone, video on demand ("VOD"), high definition television and digital video recorder service.

Average monthly revenue per analog video customer increased to $73.94 for the three months ended June 30, 2005 from $67.02 for the three months ended June 30, 2004 primarily as a result of incremental revenues from advanced services and price increases. Average monthly revenue per analog video customer represents total quarterly revenue, divided by three, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended June 30,
	2005		2004		2005 over 2004
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$861	65%	$846	68%	$15	2%
High-speed Internet	226	17%	181	15%	45	25%
Advertising sales	76	6%	73	6%	3	4%
Commercial	69	5%	58	5%	11	19%
Other	91	7%	81	6%	10	12%

	$1,323	100%	$1,239	100%	$84	7%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by $15 million, or 2%, from $846 million for the three months ended June 30, 2004 to $861 million for the three months ended June 30, 2005. Approximately $35 million of the increase was the result of price increases and incremental video revenues from existing customers and approximately $3 million was the result of an increase in digital video customers. The increase was offset by approximately $23 million as a result of a decrease in analog video customers.

Revenues from high-speed Internet services provided to our non-commercial customers increased $45 million, or 25%, from $181 million for the three months ended June 30, 2004 to $226 million for the three months ended June 30, 2005. Approximately $34 million of the increase related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $11 million related to the increase in average price of the service.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $3 million, or 4%, from $73 million for the three months ended June 30, 2004 to $76 million for the three months ended June 30, 2005, primarily as a result of an increase in local advertising sales offset by a decline in national advertising sales. For each of the three months ended June 30, 2005 and 2004, we received $3 million in advertising sales revenues from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services to our commercial customers. Commercial revenues increased $11 million, or 19%, from $58 million for the three months ended June 30, 2004 to $69 million for the three months ended June 30, 2005, primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, telephone revenue, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $10 million, or 12%, from $81 million for the three months ended June 30, 2004 to $91 million for the three months ended June 30, 2005. The increase was primarily the result of an increase in telephone revenue of $4 million, franchise fees of $3 million and installation revenue of $2 million.

Operating Expenses. Operating expenses increased $54 million, or 10%, from $515 million for the three months ended June 30, 2004 to $569 million for the three months ended June 30, 2005. Programming costs included in the accompanying condensed consolidated statements of operations were $351 million and $329 million, representing 29% and 27% of total costs and expenses for the three months ended June 30, 2005 and 2004, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended June 30,
	2005		2004		2005 over 2004
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$351	26%	$329	27%	$22	7%
Advertising sales	25	2%	25	2%	--	--
Service	193	15%	161	13%	32	20%

	$569	43%	$515	42%	$54	10%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels, VOD and pay-per-view programming. The increase in programming costs of $22 million, or 7%, for the three months ended June 30, 2005 over the three months ended June 30, 2004, was a result of price increases, particularly in sports programming, partially offset by a decrease in analog video customers. Programming costs for the three months ended June 30, 2005, also include an $8 million reduction related to changes in estimates of programming related liabilities associated with contract renewals. Additionally, programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $9 million and $14 million for the three months ended June 30, 2005 and 2004, respectively.

Our cable programming costs have increased in every year we have operated in excess of U.S. inflation and cost-of-living increases, and we expect them to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase or produce programming. In 2005, programming costs have and we expect they will continue to increase at a higher rate than in 2004. These costs will be determined in part on the outcome of programming negotiations in 2005 and will likely be subject to offsetting events or otherwise affected by factors similar to the ones mentioned in the preceding paragraph. Our increasing programming costs will result in declining operating margins for our video services to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased high-speed Internet revenues, advertising revenues and commercial service revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses remained essentially flat for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $32 million, or 20%, resulted primarily from increased labor and maintenance costs to support our infrastructure, increased equipment maintenance, an increase in franchise fees as a result of increased revenues and higher fuel prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $12 million, or 5%, from $244 million for the three months ended June 30, 2004 to $256 million for the three months ended June 30, 2005.  Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended June 30,
	2005		2004		2005 over 2004
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$225	17%	$208	17%	$17	8%
Marketing	31	2%	36	3%	(5)	(14)%

	$256	19%	$244	20%	$12	5%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $17 million, or 8%, resulted primarily from increases in salaries and benefits of $9 million, property taxes of $8 million and professional fees of $8 million offset by decreases in bad debt expense of $5 million.

Marketing expenses decreased $5 million, or 14%, as a result of a decrease in expenditures as a result of disciplined spending and more targeted marketing tactics. We expect marketing expenditures to increase for the remainder of 2005.

Depreciation and Amortization. Depreciation and amortization expense increased by $14 million, or 4%, from $364 million for the three months ended June 30, 2004 to $378 million for the three months ended June 30, 2005. The increase in depreciation was related to an increase in capital expenditures.

Asset Impairment Charges. Asset impairment charges for the three months ended June 30, 2005 represent the write-down of assets related to a pending cable asset sale to fair value less costs to sell. See Note 3 to the condensed consolidated financial statements.

Loss on Sale of Assets, Net. The loss on sale of assets of $2 million for the three months ended June 30, 2004 primarily represents a $3 million pretax loss realized on the sale of the New York system to Atlantic Broadband Finance, LLC which closed on April 30, 2004, partially offset by a $1 million gain recognized on the sale of fixed assets.

Option Compensation Expense, Net. Option compensation expense decreased by $8 million, or 67%, from $12 million for the three months ended June 30, 2004 to $4 million for the three months ended June 30, 2005 primarily as a result of a decrease in the fair value of such options related to a decrease in the price of our Class A common stock combined with a decrease in the number of options issued.

Special Charges, Net. Special charges of $(2) million for the three months ended June 30, 2005 primarily represents an agreed upon cash discount on settlement of the consolidated Federal Class Action and Federal Derivative Action. See "— Legal Proceedings." Special charges of $87 million for the three months ended June 30, 2004 represents approximately $85 million as part of the terms set forth in memoranda of understanding regarding settlement of the consolidated Federal Class Action and Federal Derivative Action, subject to final documentation and court approval, and approximately $2 million of severance and related costs of our workforce reduction.

Interest Expense, Net. Net interest expense increased by $41 million, or 10%, from $410 million for the three months ended June 30, 2004 to $451 million for the three months ended June 30, 2005. The increase in net interest expense was a result of approximately $9 million of liquidated damages on our 5.875% convertible senior notes combined with an increase in our average borrowing rate from 8.77% in the second quarter of 2004 to 8.92% in the second quarter of 2005 and an increase of $930 million in average debt outstanding from $18.3 billion for the second quarter of 2004 compared to $19.2 billion for the second quarter of 2005. This was offset partially by $8 million in gains related to embedded derivatives in Charter’s 5.875% convertible senior notes issued in November 2004. See Note 9 to the condensed consolidated financial statements.

Gain (Loss) on Derivative Instruments and Hedging Activities, Net. Net gain on derivative instruments and hedging activities decreased $64 million from a gain of $63 million for the three months ended June 30, 2004 to a loss of $1 million for the three months ended June 30, 2005. The decrease is primarily the result of a decrease in gains on interest rate agreements that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which decreased from a gain of $60 million for the three months ended June 30, 2004 to a loss of $1 million for the three months ended June 30, 2005.

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

Gain (Loss) on Extinguishment of Debt. Gain on extinguishment of debt of $1 million for the three months ended June 30, 2005 represents approximately $3 million related to the repurchase of $97 million principal amount of our 4.75% convertible senior notes due 2006 offset by a loss on extinguishment of debt of approximately $1 million related to the issuance of $62 million principal amount of Charter Operating notes in exchange for $62 million principal amount of Charter Holdings notes. See Note 6 to the condensed consolidated financial statements. Loss on extinguishment of debt of $21 million for the three months ended June 30, 2004 represents the write-off of deferred financing fees and third party costs related to the Charter Operating refinancing in April 2004.

Gain on investments. Gain on investments increased from $2 million for the three months ended June 30, 2004 to $20 million for the three months ended June 30, 2005 primarily as a result of a gain realized on an exchange of our interest in an equity investee for an investment in a larger enterprise.

Minority Interest. Minority interest represents the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, LLC, and in the second quarter of 2004, the pro rata share of the profits and losses of CC VIII, LLC. Effective January 1, 2005, we ceased recognizing minority interest in earnings or losses of CC VIII for financial reporting purposes until the dispute between Charter and Mr. Allen regarding the preferred membership interests in CC VIII is resolved. See Note 7 to the condensed consolidated financial statements. Additionally, reported losses allocated to minority interest on the statement of operations are limited to the extent of any remaining minority interest on the balance sheet related to Charter Holdco. Because minority interest in Charter Holdco is substantially eliminated, Charter absorbs substantially all losses before income taxes that otherwise would be allocated to minority interest. Subject to any changes in Charter Holdco’s capital structure, future losses will continue to be substantially absorbed by Charter.

Income Tax Expense. Income tax expense of $31 million and $43 million was recognized for the three months ended June 30, 2005 and 2004, respectively. The income tax expense is recognized through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries.

Net Loss. Net loss decreased by $60 million, or 14%, from $415 million for the three months ended June 30, 2004 to $355 million for the three months ended June 30, 2005 as a result of the factors described above.

Preferred Stock Dividends. On August 31, 2001, Charter issued 505,664 shares (and on February 28, 2003 issued an additional 39,595 shares) of Series A Convertible Redeemable Preferred Stock in connection with the Cable USA acquisition, on which Charter pays or accrues a quarterly cumulative cash dividend at an annual rate of 5.75% if paid or 7.75% if accrued on a liquidation preference of $100 per share. Beginning January 1, 2005, Charter is accruing the dividend on its Series A Convertible Redeemable Preferred Stock.

Loss Per Common Share. The loss per common share decreased by $0.21 from $1.39 per common share for the three months ended June 30, 2004 to $1.18 per common share for the three months ended June 30, 2005 as a result of the factors described above.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constituted for the periods presented (dollars in millions, except per share and share data):

	Six Months Ended June 30,
	2005		2004

Revenues	$2,594	100%	$2,453	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	1,128	44%	1,027	42%
Selling, general and administrative	493	19%	483	19%
Depreciation and amortization	759	29%	734	30%
Asset impairment charges	39	2%	--	--
(Gain) loss on sale of assets, net	4	--	(104)	(4)%
Option compensation expense, net	8	--	26	1%
Special charges, net	2	--	97	4%

	2,433	94%	2,263	92%

Income from operations	161	6%	190	8%

Interest expense, net	(871)		(803)
Gain on derivative instruments and hedging activities, net	26		56
Loss on debt to equity conversions	--		(23)
Gain (loss) on extinguishment of debt	8		(21)
Gain on investments	21		--

	(816)		(791)

Loss before minority interest and income taxes	(655)		(601)

Minority interest	(6)		(10)

Loss before income taxes	(661)		(611)

Income tax expense	(46)		(97)

Net loss	(707)		(708)

Dividends on preferred stock - redeemable	(2)		(2)

Net loss applicable to common stock	$(709)		$(710)

Loss per common share, basic and diluted	$(2.34)		$(2.39)

Weighted average common shares outstanding, basic and diluted	303,465,474		297,814,091

Revenues. Revenues increased by $141 million, or 6%, from $2.5 billion for the six months ended June 30, 2004 to $2.6 billion for the six months ended June 30, 2005. This increase is principally the result of an increase of 310,800 and 35,400 high-speed Internet and digital video customers, respectively, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 190,100 analog video customers. The cable system sales to Atlantic Broadband Finance, LLC, which closed in March and April 2004 (referred to herein as the "System Sales") reduced the increase in revenues by $29 million. Our goal is to increase revenues by improving customer service which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as telephone, VOD, high definition television and digital video recorder service.

Average monthly revenue per analog video customer increased to $72.38 for the six months ended June 30, 2005 from $65.39 for the six months ended June 30, 2004 primarily as a result of incremental revenues from advanced services and price increases. Average monthly revenue per analog video customer represents total revenue for the six months ended during the respective period, divided by six, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Six Months Ended June 30,
	2005		2004		2005 over 2004
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$1,703	66%	$1,695	69%	$8	--
High-speed Internet	441	17%	349	14%	92	26%
Advertising sales	140	5%	132	5%	8	6%
Commercial	134	5%	114	5%	20	18%
Other	176	7%	163	7%	13	8%

	$2,594	100%	$2,453	100%	$141	6%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by $8 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Approximately $68 million of the increase was the result of price increases and incremental video revenues from existing customers and approximately $8 million resulted from an increase in digital video customers. The increases were offset by decreases of approximately $21 million resulting from the System Sales and approximately an additional $47 million related to a decrease in analog video customers.

Revenues from high-speed Internet services provided to our non-commercial customers increased $92 million, or 26%, from $349 million for the six months ended June 30, 2004 to $441 million for the six months ended June 30, 2005. Approximately $68 million of the increase related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $27 million related to the increase in average price of the service. The increase in high-speed Internet revenues was reduced by approximately $3 million as a result of the System Sales.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $8 million, or 6%, from $132 million for the six months ended June 30, 2004 to $140 million for the six months ended June 30, 2005, primarily as a result of an increase in new advertising sales customers and in advertising rates. The increase was offset by a decrease of $1 million as a result of the System Sales. For the six months ended June 30, 2005 and 2004, we received $7 million and $6 million in advertising sales revenues from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services to our commercial customers. Commercial revenues increased $20 million, or 18%, from $114 million for the six months ended June 30, 2004 to $134 million for the six months ended June 30, 2005, primarily as a result of an increase in commercial high-speed Internet revenues. The increase was reduced by approximately $2 million as a result of the System Sales.

Other revenues consist of revenues from franchise fees, telephone revenue, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $13 million, or 8%, from $163 million for the six months ended June 30, 2004 to $176 million for the six months ended June 30, 2005. The increase was primarily the result of an increase in telephone revenue of $6 million, installation revenue of $5 million and franchise fees of $4 million and was partially offset by approximately $2 million as a result of the System Sales.

Operating Expenses. Operating expenses increased $101 million, or 10%, from $1.0 billion for the six months ended June 30, 2004 to $1.1 billion for the six months ended June 30, 2005. The increase in operating expenses was reduced by $12 million as a result of the System Sales. Programming costs included in the accompanying condensed consolidated statements of operations were $709 million and $663 million, representing 29% of total costs and expenses for each of the six months ended June 30, 2005 and 2004, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Six Months Ended June 30,
	2005		2004		2005 over 2004
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$709	28%	$663	27%	$46	7%
Advertising sales	50	2%	48	2%	2	4%
Service	369	14%	316	13%	53	17%

	$1,128	44%	$1,027	42%	$101	10%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels, VOD and pay-per-view programming. The increase in programming costs of $46 million, or 7%, for the six months ended June 30, 2005 over the six months ended June 30, 2004 was a result of price increases, particularly in sports programming, partially offset by decreases in analog video customers. Additionally, the increase in programming costs was reduced by $9 million as a result of the System Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $18 million and $28 million for the six months ended June 30, 2005 and 2004, respectively. Programming costs for the six months ended June 30, 2004 also include a $4 million reduction related to the settlement of a dispute with TechTV, Inc. See Note 17 to the condensed consolidated financial statements.

Our cable programming costs have increased in every year we have operated in excess of U.S. inflation and cost-of-living increases, and we expect them to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. In 2005, programming costs have and we expect they will continue to increase at a higher rate than in 2004. These costs will be determined in part on the outcome of programming negotiations in 2005 and will likely be subject to offsetting events or otherwise affected by factors similar to the ones mentioned in the preceding paragraph. Our increasing programming costs will result in declining operating margins for our video services to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased high-speed Internet revenues, advertising revenues and commercial service revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased $2 million, or 4%, primarily as a result of increased salary, benefit and commission costs. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $53 million, or 17%, resulted primarily from increased labor and maintenance costs to support our infrastructure, increased equipment maintenance, an increase in franchise fees as a result of increased revenues and higher fuel prices. The increase in service costs was reduced by $3 million as a result of the System Sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10 million, or 2%, from $483 million for the six months ended June 30, 2004 to $493 million for the six months ended June 30, 2005. The increase in selling, general and administrative expenses was reduced by $4 million as a result of the System Sales. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Six Months Ended June 30,
	2005		2004		2005 over 2004
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$427	16%	$416	17%	$11	3%
Marketing	66	3%	67	2%	(1)	(1)%

	$493	19%	$483	19%	$10	2%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $11 million, or 3%, resulted primarily from increases in professional fees of $15 million and salaries and benefits of $13 million, offset by the System Sales of $4 million and decreases in bad debt expense of $10 million .

Marketing expenses decreased $1 million, or 1%, as a result of a decrease in expenditures as a result of disciplined spending and more targeted marketing tactics. We expect marketing expenditures to increase for the remainder of 2005.

Depreciation and Amortization. Depreciation and amortization expense increased by $25 million, or 3%, from $734 million for the six months ended June 30, 2004 to $759 million for the six months ended June 30, 2005. The increase in depreciation was related to an increase in capital expenditures.

Asset Impairment Charges. Asset impairment charges for the six months ended June 30, 2005 represent the write-down of assets related to three pending cable asset sales to fair value less costs to sell. See Note 3 to the condensed consolidated financial statements.

(Gain) Loss on Sale of Assets, Net. Loss on sale of assets of $4 million for the six months ended June 30, 2005 primarily represents the loss recognized on the disposition of plant and equipment. Gain on sale of assets of $104 million for the six months ended June 30, 2004 primarily represents the pretax gain realized on the sale of systems to Atlantic Broadband Finance, LLC which closed on March 1 and April 30, 2004.

Option Compensation Expense, Net. Option compensation expense of $8 million for the six months ended June 30, 2005 primarily represents options expensed in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Option compensation expense of $26 million for the six months ended June 30, 2004 primarily represents the expense of approximately $8 million related to a stock option exchange program, under which our employees were offered the right to exchange all stock options (vested and unvested) issued under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. The exchange offer closed in February 2004. Additionally, during the six months ended June 30, 2004, we recognized approximately $6 million related to the performance shares granted under the Charter Long-Term Incentive Program and approximately $12 million related to options granted following the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

Special Charges, Net. Special charges of $2 million for the six months ended June 30, 2005 represents $4 million of severance and related costs of our management realignment offset by approximately $2 million related to an agreed upon cash discount on settlement of the consolidated Federal Class Action and Federal Derivative Action. See "— Legal Proceedings." Special charges of $97 million for the six months ended June 30, 2004 represents approximately $85 million as part of the terms set forth in memoranda of understanding regarding settlement of the consolidated Federal Class Action and Federal Derivative Action and approximately $9 million of litigation costs related to the tentative settlement of the South Carolina national class action suit, which settlements are subject to final documentation and court approval and approximately $3 million of severance and related costs of our workforce reduction.

Interest Expense, Net. Net interest expense increased by $68 million, or 8%, from $803 million for the six months ended June 30, 2004 to $871 million for the six months ended June 30, 2005. The increase in net interest expense was a result of approximately $9 million of liquidated damages on our 5.875% convertible senior notes combined with an increase in our average borrowing rate from 8.50% in the six months ended June 30, 2004 to 8.89% in the six months ended June 30, 2005 and an increase of $997 million in average debt outstanding from $18.4 billion for the six months ended June 30, 2004 compared to $19.4 billion for the six months ended June 30, 2005. This was offset partially by $27 million in gains related to embedded derivatives in Charter’s 5.875% convertible senior notes issued in November 2004. See Note 9 to the condensed consolidated financial statements.

Gain on Derivative Instruments and Hedging Activities, Net. Net gain on derivative instruments and hedging activities decreased $30 million from $56 million for the six months ended June 30, 2004 to $26 million for the six months ended June 30, 2005. The decrease is primarily a result of a decrease in gains on interest rate agreements, which do not qualify for hedge accounting under SFAS No. 133, which decreased from $54 million for the six months ended June 30, 2004 to $25 million for the six months ended June 30, 2005.

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

Gain (loss) on extinguishment of debt. Gain on extinguishment of debt of $8 million for the six months ended June 30, 2005 primarily represents approximately $10 million related to the issuance of Charter Operating notes in exchange for Charter Holdings notes and approximately $4 million related to the repurchase of $131 million principal amount of our 4.75% convertible senior notes due 2006. These gains were offset by approximately $5 million of losses related to the redemption of our subsidiary’s, CC V Holdings, LLC, 11.875% notes due 2008. See Note 6 to the condensed consolidated financial statements. Loss on extinguishment of debt of $21 million for the six months ended June 30, 2004 represents the write-off of deferred financing fees and third party costs related to the Charter Operating refinancing in April 2004.

Gain on investments.  Gain on investments of $21 million for the six months ended June 30, 2005 primarily represents a gain realized on an exchange of our interest in an equity investee for an investment in a larger enterprise.

Minority Interest. Minority interest represents the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, LLC, and in 2004, the pro rata share of the profits and losses of CC VIII, LLC. Effective January 1, 2005, we ceased recognizing minority interest in earnings or losses of CC VIII for financial reporting purposes until the dispute between Charter and Mr. Allen regarding the preferred membership interests in CC VIII is resolved. See Note 7 to the condensed consolidated financial statements. Additionally, reported losses allocated to minority interest on the statement of operations are limited to the extent of any remaining minority interest on the balance sheet related to Charter Holdco. Because minority interest in Charter Holdco is substantially eliminated, Charter absorbs substantially all losses before income taxes that otherwise would be allocated to minority interest. Subject to any changes in Charter Holdco’s capital structure, future losses will continue to be substantially absorbed by Charter.

Income Tax Expense. Income tax expense of $46 million and $97 million was recognized for the six months ended June 30, 2005 and 2004, respectively. The income tax expense is recognized through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. Additionally, the sale of certain systems to Atlantic Broadband Finance, LLC on March 1, 2004 resulted in income tax expense of $15 million for the six months ended June 30, 2004.

Net Loss. Net loss decreased by $1 million, from $708 million for the six months ended June 30, 2004 to $707 million for the six months ended June 30, 2005 as a result of the factors described above.

Preferred stock dividends. On August 31, 2001, Charter issued 505,664 shares (and on February 28, 2003 issued an additional 39,595 shares) of Series A Convertible Redeemable Preferred Stock in connection with the Cable USA acquisition, on which Charter pays a quarterly cumulative cash dividends at an annual rate of 5.75% if paid or 7.75% if accrued on a liquidation preference of $100 per share. Beginning January 1, 2005, Charter is accruing the dividend on its Series A Convertible Redeemable Preferred Stock.

Loss Per Common Share. The loss per common share decreased by $0.05, from $2.39 per common share for the six months ended June 30, 2004 to $2.34 per common share for the six months ended June 30, 2005 as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

We have a significant level of debt. For the remainder of 2005, $15 million of our debt matures, and in 2006, an additional $55 million matures. In 2007 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded our debt service costs, operating activities and capital requirements through cash flows from operating activities, borrowings under our credit facilities, sales of assets, issuances of debt and equity securities and cash on hand. However, the mix of funding sources changes from period to period. For the six months ended June 30, 2005, we generated $181 million of net cash flows from operating activities after paying cash interest of $744 million. In addition, we used approximately $542 million for purchases of property, plant and equipment. Finally, we had net cash flows used in financing activities of $314 million, which included, among other things, approximately $705 million in repayment of borrowings under the Charter Operating revolving credit facility. This repayment was the primary reason cash on hand decreased by $610 million to $40 million at June 30, 2005. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our access to the debt and equity markets, the timing of possible asset sales and our ability to generate cash flows from operating activities. We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently consider future asset sales as a significant source of liquidity.

We expect that cash on hand, cash flows from operating activities and the amounts available under our credit facilities will be adequate to meet our cash needs for the remainder of 2005. Cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our principal repayment obligations that come due in 2006 and, we believe, such amounts will not be sufficient to fund our operations and satisfy such repayment obligations thereafter.

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

Credit Facilities and Covenants

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. These credit facilities, along with our indentures, contain certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from our independent auditors. As of June 30, 2005, we were in compliance with the covenants under our indentures and credit facilities and we expect to remain in compliance with those covenants for the next twelve months. As of June 30, 2005, we had borrowing availability under our credit facilities of $870 million, none of which was restricted due to covenants. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. If our operating performance results in non-compliance with these covenants, or if any of certain other events of non-compliance under these credit facilities or indentures governing our debt occurs, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

The Charter Operating credit facilities required us to redeem the CC V Holdings, LLC notes as a result of the Charter Holdings leverage ratio becoming less than 8.75 to 1.0. In satisfaction of this requirement, in March 2005, CC V Holdings, LLC redeemed all of its outstanding notes, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of the redemption including accrued and unpaid interest was approximately $122 million. We funded the redemption with borrowings under the Charter Operating credit facilities.

Specific Limitations

Our ability to make interest payments on our convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of our convertible senior notes of $25 million and $863 million, respectively, will depend on our ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco or its subsidiaries, including CCH II, CCO Holdings and Charter Operating. Distributions by Charter’s subsidiaries to a parent company (including Charter and Charter Holdco) for payment of principal on Charter’s convertible senior notes, however, are restricted by the indentures governing the CCH II notes, CCO Holdings notes, and Charter Operating notes, unless under their respective indentures there is no default and a specified leverage ratio test is met at the time of such event. During the six months ended June 30, 2005, Charter Holdings distributed $60 million to Charter Holdco. As of June 30, 2005, Charter Holdco was owed $62 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on Charter's convertible senior notes. In addition, Charter has $122 million of governmental securities pledged as security for the next five semi-annual interest payments on Charter's 5.875% convertible senior notes.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings' indentures and other specified tests are met. For the quarter ended June 30, 2005, there was no default under Charter Holdings' indentures and other specified tests were met. However, Charter Holdings did not meet the leverage ratio of 8.75 to 1.0 based on June 30, 2005 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco are currently restricted and will continue to be restricted until that test is met. During this restriction period, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

In accordance with the registration rights agreement entered into with our initial sale, we were required to register for resale by April 21, 2005 our 5.875% convertible senior notes due 2009, issued in November 2004. Since these convertible notes were not registered by that date, we paid or will pay liquidated damages totaling $0.5 million through July 14, 2005, the day prior to the effective date of the registration statement. In addition, in accordance with the share lending agreement entered into in connection with the initial sale of our 5.875% convertible senior notes due 2009, we were required to register by April 1, 2005 150 million shares of our Class A common stock that Charter was obligated to lend to Citigroup Global Markets Limited ("CGML") at CGML’s request. Because this registration statement was not declared effective by such date, we paid or will pay liquidated damages totaling $11 million from April 2, 2005 through July 17, 2005, the day before the effective date of the registration statement. The liquidated damages were recorded as interest expense in the accompanying condensed consolidated statements of operations.

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

•	issuing equity that would significantly dilute existing shareholders;

•	issuing convertible debt or some other securities that may have structural or other priority over our existing notes and may also significantly dilute Charter's existing shareholders;

•	further reducing our expenses and capital expenditures, which may impair our ability to increase revenue;

•	selling assets; or

•	requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions.

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

Sale of Assets

In March 2004, we closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC. We closed the sale of an additional cable system in New York to Atlantic Broadband Finance, LLC in April 2004. The total net proceeds from the sale of all of these systems were approximately $735 million. The proceeds were used to repay a portion of amounts outstanding under our revolving credit facility.

Long-Term Debt

As of June 30, 2005 and December 31, 2004, long-term debt totaled approximately $19.2 billion and $19.5 billion, respectively. This debt was comprised of approximately $5.4 billion and $5.5 billion of credit facility debt, $12.9 billion and $13.0 billion accreted value of high-yield notes and $863 million and $990 million accreted value of convertible senior notes, respectively. As of June 30, 2005 and December 31, 2004, the weighted average interest rate on the credit facility debt was approximately 7.2% and 6.8%, respectively, the weighted average interest rate on the high-yield notes was approximately 9.9% and 9.9%, respectively, and the weighted average interest rate on the convertible notes was approximately 5.8% and 5.7%, respectively, resulting in a blended weighted average interest rate of 9.0% and 8.8%, respectively. The interest rate on approximately 81% and 83% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of June 30, 2005 and December 31, 2004, respectively.

4.75% Convertible Senior Notes due 2006. The 4.75% convertible senior notes are convertible at the option of the holders into shares of Class A common stock at a conversion rate, subject to certain adjustments, of 38.0952 shares per $1,000 principal amount of notes, which is equivalent to a price of $26.25 per share. Certain anti-dilutive provisions cause adjustments to occur automatically upon the occurrence of specified events. Additionally, the conversion ratio may be adjusted by us when deemed appropriate. During the six months ended June 30, 2005, we repurchased, in private transactions, from a small number of institutional holders, a total of $131 million principal amount of our 4.75% convertible senior notes due 2006. Approximately $25 million principal amount of these notes remain outstanding.

Issuance of Charter Operating Notes in Exchange for Charter Holdings Notes. In March and June 2005, our subsidiary, Charter Operating, consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% Senior Notes due 2007 pursuant to which Charter Operating issued, in private placement, approximately $333 million principal amount of its 8.375% senior second lien Notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.

CC V Holdings, LLC Notes. The Charter Operating credit facilities required us to redeem the CC V Holdings, LLC notes as a result of the Charter Holdings leverage ratio becoming less than 8.75 to 1.0. In satisfaction of this requirement, in March 2005, CC V Holdings, LLC redeemed all of its 11.875% notes due 2008, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of redemption was approximately $122 million and was funded through borrowings under our credit facilities. Following such redemption, CC V Holdings, LLC and its subsidiaries (other than non-guarantor subsidiaries) guaranteed the Charter Operating credit facilities and granted a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

Historical Operating, Financing and Investing Activities

We held $40 million in cash and cash equivalents as of June 30, 2005 compared to $650 million as of December 31, 2004. The decrease in cash and cash equivalents reflects the repayment of approximately $705 million of borrowings under our revolving credit facilities.

Operating Activities. Net cash provided by operating activities increased $13 million, or 8%, from $168 million for the six months ended June 30, 2004 to $181 million for the six months ended June 30, 2005. For the six months ended June 30, 2005, net cash provided by operating activities increased primarily as a result of changes in operating assets and liabilities that used $92 million less cash during the six months ended June 30, 2005 than the corresponding period in 2004 combined with an increase in revenue over cash costs year over year partially offset by an increase in cash interest expense of $117 million over the corresponding prior period.

Investing Activities. Net cash used by investing activities for the six months ended June 30, 2005 was $477 million and net cash provided by investing activities for the six months ended June 30, 2004 was $273 million. Investing activities used $750 million more cash during the six months ended June 30, 2005 than the corresponding period in 2004 primarily as a result of proceeds from the sale of certain cable systems to Atlantic Broadband Finance, LLC in 2004 offset by increased cash used for capital expenditures in 2005.

Financing Activities. Net cash used in financing activities decreased $130 million from $444 million for the six months ended June 30, 2004 to $314 million for the six months ended June 30, 2005. The decrease in cash used during the six months ended June 30, 2005 as compared to the corresponding period in 2004, was primarily the result of a decrease in payments for debt issuance costs and in net repayments of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $542 million and $390 million for the six months ended June 30, 2005 and 2004, respectively. Capital expenditures increased as a result of increased spending on support capital related to our investment in service improvements; scalable infrastructure related to telephone services, VOD and digital simulcast; and customer premise equipment primarily related to the continued demand for advanced digital set-tops. See the table below for more details.

Upgrading our cable systems has enabled us to offer digital television, high-speed Internet services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the six months ended June 30, 2005 and 2004, our liabilities related to capital expenditures increased $45 million and decreased $52 million, respectively.

During 2005, we expect capital expenditures to be approximately $1 billion. The increase in capital expenditures for 2005 compared to 2004 is the result of expected increases in telephone services and deployment of advanced digital boxes. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment, support capital and for scalable infrastructure costs. We expect to fund capital expenditures for 2005 primarily from cash flows from operating activities and borrowings under our credit facilities.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and six months ended June 30, 2005 and 2004 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Customer premise equipment (a)	$142	$112	$228	$226
Scalable infrastructure (b)	47	14	89	33
Line extensions (c)	48	30	77	53
Upgrade/Rebuild (d)	12	5	22	16
Support capital (e)	82	39	126	62

Total capital expenditures (f)	$331	$200	$542	$390

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

(f)	Represents all capital expenditures made during the three and six months ended June 30, 2005 and 2004, respectively.

Certain Trends and Uncertainties

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this quarterly report and in the "Critical Accounting Policies and Estimates" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2004 Annual Report on Form 10-K, that could materially impact our business, results of operations and financial condition.

Substantial Leverage. We have a significant amount of debt. As of June 30, 2005, our total debt was approximately $19.2 billion. For the remainder of 2005, $15 million of our debt matures and in 2006, an additional $55 million matures. In 2007 and beyond, significant additional amounts will become due under our remaining obligations. We believe that, as a result of our significant levels of debt and operating performance, our access to the debt markets could be limited when substantial amounts of our current indebtedness become due. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not available to us from borrowings under our credit facilities or from other sources, we may not be able to repay our debt, fund our other liquidity and capital needs, grow our business or respond to competitive challenges. Further, if we are unable to repay or refinance our debt, as it becomes due, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. If we were to raise capital through the issuance of additional equity or if we were to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution and our noteholders might not receive all principal and interest payments to which they are contractually entitled on a timely basis or at all. For more information, see the section above entitled "— Liquidity and Capital Resources."

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

The breach of any covenants or obligations in the foregoing indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt, which in turn could trigger defaults under other agreements governing our long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities and the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors.  Any default under those credit facilities, the indentures governing our convertible notes or our subsidiaries’ debt could adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our notes and the credit facilities and other debt of our subsidiaries.  For more information, see the section above entitled "— Liquidity and Capital Resources."

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

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. These credit facilities are subject to certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from our independent auditors. As of June 30, 2005, we were in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months. If our operating performance results in non-compliance with these covenants, or if any of certain other events of non-compliance under these credit facilities or indentures governing our debt occurs, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under the credit facilities or indentures, if not waived, could result in the acceleration of those debt obligations and, consequently, other debt obligations. Such acceleration could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. As of June 30, 2005, we had borrowing availability under our credit facilities of $870 million, none of which was restricted due to covenants.

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

If the above strategies were not successful, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. If we were to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution and our noteholders might not receive all or any principal and interest payments to which they are contractually entitled. For more information, see the section above entitled "— Liquidity and Capital Resources."

Acceleration of Indebtedness of Charter’s Subsidiaries. In the event of a default under our credit facilities or notes, our creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, our credit facilities and indentures would not permit Charter’s subsidiaries to distribute funds to Charter Holdco or Charter to pay interest or principal on their notes. If the amounts outstanding under such credit facilities or notes are accelerated, all of the debt and liabilities of Charter’s subsidiaries would be payable from the subsidiaries’ assets, prior to any distribution of the subsidiaries’ assets to pay the interest and principal amounts on Charter’s notes. In addition, the lenders under our credit facilities could foreclose on their collateral, which includes equity interests in Charter’s subsidiaries, and they could exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on our notes. Additionally, an acceleration or payment default under our credit facilities would cause a cross-default in the indentures governing the Charter Holdings notes, CCH II notes, CCO Holdings notes, Charter Operating notes and Charter’s convertible senior notes and would trigger the cross-default provision of the Charter Operating credit agreement. Any default under any of our credit facilities or notes might adversely affect the holders of our notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

Charter Communications, Inc. Relies on its Subsidiaries to Meet its Liquidity Needs, and Charter’s Convertible Senior Notes are Structurally Subordinated to all Liabilities of its Subsidiaries. We rely on our subsidiaries to make distributions or other payments to Charter Holdco and Charter to enable Charter to make payments on its convertible senior notes. The borrowers and guarantors under the Charter Operating credit facilities are Charter’s indirect subsidiaries. A number of Charter’s subsidiaries are also obligors under other debt instruments, including Charter Holdings, CCH II, CCO Holdings and Charter Operating, which are each a co-issuer of senior notes, senior-second lien notes and/or senior discount notes. As of June 30, 2005, our total debt was approximately $19.2 billion, of which $18.4 billion was structurally senior to the Charter convertible senior notes. The Charter Operating credit facilities and the indentures governing the senior notes, senior discount notes and senior second-lien notes issued by subsidiaries of Charter contain restrictive covenants that limit the ability of such subsidiaries to make distributions or other payments to Charter Holdco or Charter.

In the event of a default under our credit facilities or notes, our lenders or noteholders could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. An acceleration or certain payment events of default under our credit facilities would cause a cross-default in the indentures governing the Charter Holdings notes, CCH II notes, CCO Holdings notes, Charter Operating notes and Charter’s convertible senior notes. Similarly, such a default or acceleration under any of these notes would cause a cross-default under the notes of the parent entities of the relevant entity. If the amounts outstanding under the credit facilities or notes are accelerated, all of the debt and liabilities of Charter’s subsidiaries would be payable from the subsidiaries’ assets, prior to any distribution of the subsidiaries’ assets to pay the interest and principal amounts on Charter’s notes. In addition, the lenders under our credit facilities and noteholders under our Charter Operating notes could foreclose on their collateral, which includes equity interests in Charter’s subsidiaries, and they could exercise other rights of secured creditors. Any default under any of our credit facilities or notes could force us to examine all options, including seeking the protection of the bankruptcy laws. In the event of the bankruptcy, liquidation or dissolution of a subsidiary, following payment by such subsidiary of its liabilities, the lenders under our credit facilities and the holders of the other debt instruments and all other creditors of Charter’s subsidiaries would have the right to be paid before holders of Charter’s convertible senior notes from any of Charter’s subsidiaries’ assets. Such subsidiaries may not have sufficient assets remaining to make any payments to Charter as an equity holder or otherwise and may be restricted by bankruptcy and insolvency laws from making any such payments.

The foregoing contractual and legal restrictions could limit Charter’s ability to make payments of principal and/or interest to the holders of its convertible senior notes. Further, if Charter made such payments by causing a subsidiary to make a distribution to it, and such transfer were deemed a fraudulent transfer or an unlawful distribution, the holders of

Charter’s convertible senior notes could be required to return the payment to (or for the benefit of) the creditors of its subsidiaries.

Securities Litigation. A number of putative federal class action lawsuits were filed against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of shareholder derivative lawsuits were filed against Charter in the same and other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri against Charter and its then current directors. Also, three shareholders derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor. These state court actions have been consolidated. The federal shareholders derivative suit and the consolidated derivative suit each alleged that the defendants breached their fiduciary duties.

Charter entered into Stipulations of Settlement setting forth proposed terms of settlement for the above-described class actions and derivative suits. On May 23, 2005 the United States District Court for the Eastern District of Missouri conducted the final fairness hearing for the Actions, and on June 30, 2005, the Court issued its final approval of the settlements. Members of the class had 30 days from the issuance of the June 30 order approving the settlement to file an appeal challenging the approval. Two notices of appeal were filed relating to the settlement, but Charter does not yet know the specific issues presented by such appeals, nor have briefing schedules been set. See "Part II, Item 1. Legal Proceedings."

Moreover, due to (i) the inherent uncertainties of litigation and investigations, (ii) the remaining conditions to the finalization of our anticipated settlements, (iii) the possibility of appeals and objections to the settlements and (iv) the need for us to comply with, and/or otherwise implement certain covenants, conditions, undertakings, procedures and other obligations that would be or have been imposed under the terms of the settlements, Charter cannot predict with certainty the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits described above could result in substantial potential liabilities and have a material adverse effect on our consolidated financial condition and results of operations or our liquidity. Further, these proceedings, and our actions in response to these proceedings, could result in substantial additional defense costs and the diversion of management’s attention, and could adversely affect our ability to execute our business and financial strategies.

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

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts, aggressive pricing, and the ability of DBS to provide certain services that we are in the process of developing, has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years and continues to do so. The cable industry, including Charter, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area in the future. We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems serve a higher concentration of such areas than those of other major cable service providers.

Local telephone companies and electric utilities can offer video and other services in competition with us, and they increasingly may do so in the future. Certain telephone companies have begun more extensive deployment of fiber in their networks that will enable them to begin providing video services, as well as telephone and high-bandwidth Internet access services, to residential and business customers. Some of these telephone companies have obtained, and are now seeking, franchises or alternative authorizations that are less burdensome than existing Charter franchises. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on the value of our business and its performance.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of "dial-up" and digital subscriber line technology, also known as DSL. DSL service is competitive with high-speed Internet service over cable systems.

In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers. In addition, as we expand our telephone offerings, we will face considerable competition from established telephone companies.

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

Mergers, joint ventures and alliances among franchised, wireless or private cable operators, satellite television providers, telephone companies and others, and the repeal of certain ownership rules may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

Long-Term Indebtedness — Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under Charter’s convertible senior notes, our senior and senior discount notes and our credit facilities following a change of control. Under the indentures governing the Charter convertible senior notes, upon the occurrence of specified change of control events, Charter is required to offer to repurchase all of the outstanding Charter convertible senior notes. However, we may not have sufficient funds at the time of the change of control event to make the required repurchase of the Charter convertible senior notes and Charter’s subsidiaries are limited in their ability to make distributions or other payments to Charter to fund any required repurchase. In addition, a change of control under our credit facilities and indentures governing our notes could require the repayment of borrowings under those credit facilities and indentures. Because such credit facilities and notes are obligations of Charter’s subsidiaries, the credit facilities and the notes would have to be repaid by Charter’s subsidiaries before their assets could be available to Charter to repurchase the Charter convertible senior notes. Charter’s failure to make or complete a change of control offer would place it in default under the Charter convertible senior notes. The failure of Charter’s subsidiaries to make a change of control offer or repay the amounts outstanding under their credit facilities would place them in default under these agreements and could result in a default under the indentures governing the Charter convertible senior notes. See "— Certain Trends and Uncertainties — Liquidity."

Variable Interest Rates. At June 30, 2005, excluding the effects of hedging, approximately 31% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of June 30, 2005 and December 31, 2004, the weighted average interest rate on the credit facility debt was approximately 7.2% and 6.8%, respectively, the weighted average interest rate on the high-yield notes was approximately 9.9% and 9.9%, respectively, and the weighted average interest rate on the convertible notes was approximately 5.8% and 5.7%, respectively, resulting in a blended weighted average interest rate of 9.0% and 8.8%, respectively. The interest rate on approximately 81% and 83% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of June 30, 2005 and December 31, 2004, respectively.

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed Internet services, digital video, bundled service packages, and to a lesser extent various commercial services that take advantage of cable’s broadband capacity. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, the technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. If it is determined that the product or service being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of July 7, 2005 approximately 9% of our current programming contracts were expired, and approximately another 21% are scheduled to expire at or before the end of 2005. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

Share Lending Agreement. The issuance of up to a total of 150 million shares of common stock (of which 27.2 million were issued in July 2005) pursuant to a share lending agreement executed by Charter in connection with the issuance of the 5.875% convertible senior notes in November 2004, is essentially analogous to a sale of shares coupled with a forward contract for the reacquisition of the shares at a future date. An instrument that requires physical settlement by repurchase of a fixed number of shares in exchange for cash is considered a forward purchase instrument. While the share lending agreement does not require a cash payment upon return of the shares, physical settlement is required (i.e., the shares borrowed must be returned at the end of the arrangement.) The net effect on shareholders’ deficit of the share lending agreement (exclusive of the adjustment for the fair value of the stock borrow facility discussed below) which includes our requirement to lend the shares and the counterparties’ requirement to return the shares, is expected to be de minimis and will represent the cash received upon lending of the shares and will be equal to the par value of the common stock to be issued.

The shares to be issued are required to be returned, in accordance with the contractual arrangement, and will be treated in basic and diluted earnings per share as if they were already returned and retired. Consequently, there will be no impact of the shares of common stock lent under the share lending agreement in the earnings per share calculation.

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

Utilization of Net Operating Loss Carryforwards. As of June 30, 2005, we had approximately $5.9 billion of tax net operating losses (resulting in a gross deferred tax asset of approximately $2.3 billion), expiring in the years 2005 through 2025.  Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes except for deferred benefits available to offset certain deferred tax liabilities. Currently, such tax net operating losses can accumulate and be used to offset any of our future taxable income.  An "ownership change" as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate.  Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset future taxable income.

The issuance of up to a total of 150 million shares of common stock (of which 27.2 million were issued in July 2005) offered pursuant to a share lending agreement executed by Charter in connection with the issuance of the 5.875% convertible senior notes in November 2004, as well as possible future conversions of our convertible notes, significantly increases the risk that we will experience an ownership change in the future for tax purposes, resulting in a material limitation on the use of a substantial amount of our existing net operating loss carryforwards.  We do not believe that the issuance of shares associated with the share lending agreement would result in our experiencing an ownership change.  However, future transactions and the timing of such transactions could cause an ownership change.  Such transactions include additional issuances of common stock by us (including but not limited to issuances upon future conversion of our 5.875% convertible senior notes or as issued in the proposed settlement of derivative class action litigation), reacquisitions of the borrowed shares by us, or acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock (including upon an exchange by Paul Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into our Class A common stock).  Many of the foregoing transactions are beyond our control.

Class A Common Stock and Notes Price Volatility. The market price of our Class A common stock and our publicly traded notes has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described in this section and various other factors, which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any change in our debt ratings; the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules or interpretations; new regulatory legislation adopted in the United States; and any action taken or requirements imposed by NASDAQ if our Class A common stock trades below $1.00 per share for over 30 consecutive trading days. On June 30, 2005, our Class A common stock closed on NASDAQ at $1.18 per share.

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

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision on February 10, 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could modify its position or Congress could legislate additional carriage obligations.

Over the past several years, proposals have been advanced that would require cable operators offering Internet service to provide non-discriminatory access to its network to competing Internet service providers. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision making it less likely that any non-discriminatory "open" access requirements (which are generally associated with common carrier regulation of "telecommunications services") will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable-provided Internet service as an "information service," rather than a "telecommunications service." This favorable regulatory classification limits the ability of various governmental authorities to impose open access requirements on cable-provided Internet service. Given the recency of the Brand X decision, however, the nature of any legislative or regulatory response remains uncertain. The imposition of open access requirements could materially affect our business.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Securities Class Actions and Derivative Suits

Fourteen putative federal class action lawsuits (the "Federal Class Actions") were filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Court subsequently consolidated the Federal Class Actions into a single action (the "Consolidated Federal Class Action") for pretrial purposes. On August 5, 2004, the plaintiff’s representatives, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) which incorporate the terms of the August 5, 2004 Memorandum of Understanding.

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

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in the Circuit Court of the City of St. Louis, State of Missouri (the "Missouri State Court"), against Charter and its then current directors, as well as its former auditors. The plaintiffs alleged that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures.

The consolidated State Derivative Action is entitled:

•
Kenneth Stacey, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in Missouri State Court against Charter and certain of its current and former directors, as well as its former auditors. On July 14, 2004, the Court consolidated this case with the State Derivative Action.

This action is entitled:

•
Thomas Schimmel, Derivatively on behalf on Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William D. Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Arthur Andersen, LLP, and Charter Communications, Inc.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures.

The Federal Derivative Action is entitled:

•
Arthur Cohn, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

As noted above, Charter and the individual defendants entered into a Memorandum of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the "Actions"). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. The Stipulations of Settlement, along with various supporting documentation, were filed with the Court on February 2, 2005. On May 23, 2005 the United States District Court for the Eastern District of Missouri conducted the final fairness hearing for the Actions, and on June 30, 2005, the Court issued its final approval of the settlements. Members of the class had 30 days from the issuance of the June 30 order approving the settlement to file an appeal challenging the approval. Two notices of appeal were filed relating to the settlement, but Charter does not yet know the specific issues presented by such appeals, nor have briefing schedules been set.

As amended, the Stipulations of Settlement provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million would be paid in cash (by Charter’s insurance carriers) and the $80 million balance was to be paid (subject to Charter’s right to substitute cash therefor described below) in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. However, Charter had the right, in its sole discretion, to substitute cash for some or all of the aforementioned securities on a dollar for dollar basis. Pursuant to that right, Charter elected to fund the $80 million obligation with 13.4 million shares of Charter Class A common stock (having an aggregate value of approximately $15 million pursuant to the formula set forth in the Stipulations of Settlement) with the remaining balance (less an agreed upon $2 million discount in respect of that portion allocable to plaintiffs’ attorneys’ fees) to be paid in cash. In addition, Charter had agreed to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million; however, by agreement with its carrier Charter has paid $4.5 million in cash in lieu of issuing such shares. Charter delivered the settlement consideration to the claims administrator on July 8, 2005, and it will be held in escrow pending any appeals of the approval. On July 14, 2005, the Circuit Court for the City of St. Louis dismissed with prejudice the State Derivative Actions.

As part of the settlements, Charter has committed to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation.

Government Investigations

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office publicly stated that Charter was not a target of the investigation. Charter was also advised by the U.S. Attorney’s Office that no current officer or member of its board of directors was a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and were sentenced April 22, 2005. Charter fully cooperated with the investigation, and following the sentencings, the U.S. Attorney’s Office for the Eastern District of Missouri announced that its investigation was concluded and that no further indictments would issue.

Indemnification

Charter was generally required to indemnify, under certain conditions, each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the grand jury investigation, a now-settled SEC investigation and the above-described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals. One of these former officers has counterclaimed against Charter alleging, among other things, that Charter owes him additional indemnification for legal fees that Charter did not pay and another of these former officers has counterclaimed against Charter for accrued sick leave.

Other Litigation

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

Item 3.  Defaults Upon Senior Securities

We did not declare or pay the scheduled dividend payments on our Series A Convertible Redeemable Preferred Stock at March 31, 2005 or June 30, 2005. Accordingly, such amounts were accrued, and, since March 31, 2005, dividends have accrued at an increased rate of 7.75% of the redemption value of the shares (which totals approximately $55 million) and will continue to accrue at that rate until accrued dividends have been paid in full. At June 30, 2005, the total accrued dividends equaled $2 million.

Item 6. Exhibits.

The index to the exhibits begins on page 56 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

Dated: August 2, 2005	By: /s/ Paul E. Martin
	Name:	Paul E. Martin
	Title:	Senior Vice President,
Interim Chief Financial Officer,
Principal Accounting Officer and
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

3.5	Sixth Amendment to Amended and Restated By-laws of Charter Communications, Inc. (Incorporated by reference to Charter Communications, Inc.'s current report on Form 8-K filed on September 30, 2004).
3.6	Seventh Amendment to Amended and Restated By-laws of Charter Communications, Inc. (Incorporated by reference to Charter Communications, Inc.'s current report on Form 8-K filed on October 22, 2004).
10.1 (a)
Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Consolidated Federal Class Action entitled In Re Charter Communications, Inc. Securities Litigation. (Incorporated by reference to Exhibit 10.48 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.1 (b)
Amendment to Stipulation of Settlement, dated as of May 23, 2005, regarding settlement of Consolidated Federal Class Action entitled In Re Charter Communications, Inc. Securities Litigation. (incorporated by reference to Exhibit 10.35(b) to Amendment No. 3 to the registration statement on Form S-1 filed by Charter Communications, Inc. on June 8, 2005 (File No. 333-121186)).

10.2+
Employment Agreement dated as of April 1, 2005, by and between Michael J. Lovett and Charter Communications, Inc. (Incorporated by reference to Exhibit 10.11 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 3, 2005 (File No. 000-27927)).

10.3+
Letter Agreement, dated April 15, 2005, by and between Charter Communications, Inc. and Paul E. Martin (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed April 19, 2005 (File No. 0000-27927)).

10.4+
2005 Executive Cash Award Plan dated as of June 9, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed June 15, 2005 (File No. 0000-27927)).

10.5+
Restricted Stock Agreement, dated as of July 13, 2005, by and between Robert P. May and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed July 13, 2005 (File No. 000-27927)).

10.6+
Restricted Stock Agreement, dated as of July 13, 2005, by and between Michael J. Lovett and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed July 13, 2005 (File No. 000-27927)).

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