Form 10-Q
period 2006-03-31
CHARTER COMMUNICATIONS INC /MO/
filed 2006-05-02
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                 Accelerated filer ☑                                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

Number of shares of Class A common stock outstanding as of March 31, 2006: 438,437,984
Number of shares of Class B common stock outstanding as of March 31, 2006: 50,000

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended March 31, 2006

This quarterly report on Form 10-Q is for the three months ended March 31, 2006. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

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

We have reviewed the condensed consolidated balance sheet of Charter Communications, Inc. and subsidiaries (the Company) as of March 31, 2006, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2006, which includes explanatory paragraphs regarding the adoption, effective September 30, 2004, of EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, and effective January 1, 2003, of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

St. Louis, Missouri
April 28, 2006

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40	$21
Accounts receivable, less allowance for doubtful accounts of
$15 and $17, respectively	149	214
Prepaid expenses and other current assets	87	92
Assets held for sale	754	--
Total current assets	1,030	327

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $7,098 and $6,749, respectively	5,440	5,840
Franchises, net	9,287	9,826
Total investment in cable properties, net	14,727	15,666

OTHER NONCURRENT ASSETS	446	438

Total assets	$16,203	$16,431

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,285	$1,191
Liabilities held for sale	19	--
Total current liabilities	1,304	1,191

LONG-TERM DEBT	19,522	19,388
NOTE PAYABLE - RELATED PARTY	51	49
DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	503	517
MINORITY INTEREST	188	188
PREFERRED STOCK - REDEEMABLE; $.001 par value; 1 million
shares authorized; 36,713 shares issued and outstanding	4	4

SHAREHOLDERS’ DEFICIT:
Class A Common stock; $.001 par value; 1.75 billion shares authorized;
438,437,984 and 416,204,671 shares issued and outstanding, respectively	--	--
Class B Common stock; $.001 par value; 750 million
shares authorized; 50,000 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	5,238	5,241
Accumulated deficit	(10,625)	(10,166)
Accumulated other comprehensive income	4	5

Total shareholders’ deficit	(5,383)	(4,920)

Total liabilities and shareholders’ deficit	$16,203	$16,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
Unaudited

	Three Months Ended March 31,
	2006	2005

REVENUES	$1,374	$1,271

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	626	559
Selling, general and administrative	281	241
Depreciation and amortization	358	381
Asset impairment charges	99	31
Other operating expenses, net	3	8

	1,367	1,220

Income from operations	7	51

OTHER INCOME AND (EXPENSES):
Interest expense, net	(468)	(420)
Other income, net	11	32

	(457)	(388)

Loss before income taxes	(450)	(337)

INCOME TAX EXPENSE	(9)	(15)

Net loss	(459)	(352)

Dividends on preferred stock - redeemable	--	(1)

Net loss applicable to common stock	$(459)	$(353)

LOSS PER COMMON SHARE, basic and diluted	$(1.45)	$(1.16)

Weighted average common shares outstanding, basic and diluted	317,413,472	303,308,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(459)	$(352)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	358	381
Asset impairment charges	99	31
Noncash interest expense	52	49
Deferred income taxes	7	13
Other, net	(7)	(28)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	61	45
Prepaid expenses and other assets	3	(4)
Accounts payable, accrued expenses and other	95	18

Net cash flows from operating activities	209	153

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(241)	(211)
Change in accrued expenses related to capital expenditures	(7)	14
Proceeds from sale of assets	9	6
Purchase of cable system	(42)	--
Purchases of investments	--	(2)
Proceeds from investments	5	--

Net cash flows from investing activities	(276)	(193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	415	200
Repayments of long-term debt	(759)	(775)
Proceeds from issuance of debt	440	--
Payments for debt issuance costs	(10)	(3)

Net cash flows from financing activities	86	(578)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19	(618)
CASH AND CASH EQUIVALENTS, beginning of period	21	650

CASH AND CASH EQUIVALENTS, end of period	$40	$32

CASH PAID FOR INTEREST	$240	$249

NONCASH TRANSACTIONS:
Issuance of debt by Charter Communications Operating, LLC	$37	$271
Retirement of Renaissance Media Group LLC debt	$(37)	$--
Retirement of Charter Communications Holdings, LLC debt	$--	$(284)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

1. Organization and Basis of Presentation

Charter Communications, Inc. ("Charter") is a holding company whose principal assets at March 31, 2006 are the 48% controlling common equity interest in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes which are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes. Charter Holdco is the sole owner of CCHC, LLC ("CCHC"), which is the sole owner of Charter Communications Holdings, LLC ("Charter Holdings"). The condensed consolidated financial statements include the accounts of Charter, Charter Holdco, CCHC, Charter Holdings and all of their subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company." Charter has 100% voting control over Charter Holdco and had historically consolidated on that basis. Charter continues to consolidate Charter Holdco as a variable interest entity under Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46(R) Consolidation of Variable Interest Entities. Charter Holdco’s limited liability company agreement provides that so long as Charter’s Class B common stock retains its special voting rights, Charter will maintain a 100% voting interest in Charter Holdco. Voting control gives Charter full authority and control over the operations of Charter Holdco. All significant intercompany accounts and transactions among consolidated entities have been eliminated. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high definition television, video on demand and telephone. The Company sells its cable video programming, high-speed Internet and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

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

Reclassifications

Certain 2005 amounts have been reclassified to conform with the 2006 presentation.

2. Liquidity and Capital Resources

The Company had net loss applicable to common stock of $459 million and $353 million for the three months ended March 31, 2006 and 2005, respectively. The Company’s net cash flows from operating activities were $209 million and $153 million for the three months ended March 31, 2006 and 2005, respectively.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan in one year), a $5.0 billion term loan due in 2013 and certain amendments to the existing $1.5 billion revolving credit facility. In addition, the refinancing reduced margins on Eurodollar rate loans to 2.625% from 3.15% previously and margins on base rate loans to 1.625% from 2.15% previously. Concurrent with this refinancing, the CCO Holdings, LLC ("CCO Holdings") Bridge Loan (the "Bridge Loan") was terminated.

The Company has a significant level of debt. The Company's long-term financing as of March 31, 2006 consists of $5.4 billion of credit facility debt, $13.3 billion accreted value of high-yield notes and $866 million accreted value of convertible senior notes. Pro forma for the completion of the credit facility refinancing discussed above, $20 million of the Company’s debt matures in the remainder of 2006, and in 2007 and 2008, an additional $130 million and $128 million mature, respectively. In 2009 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations. The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, sales of assets, issuances of debt and equity securities and cash on hand. However, the mix of funding sources changes from period to period. For the three months ended March 31, 2006, the Company generated $209 million of net cash flows from operating activities, after paying cash interest of $240 million. In addition, the Company used approximately $241 million for purchases of property, plant and equipment. Finally, the Company had net cash flows from financing activities of $86 million.

The Company expects that cash on hand, cash flows from operating activities, proceeds from sales of assets and the amounts available under its credit facilities will be adequate to meet its cash needs through 2007. The Company believes that cash flows from operating activities and amounts available under the Company’s credit facilities may not be sufficient to fund the Company’s operations and satisfy its interest and debt repayment obligations in 2008 and will not be sufficient to fund such needs in 2009 and beyond. The Company continues to work with its financial advisors in its approach to addressing liquidity, debt maturities and its overall balance sheet leverage.

Debt Covenants

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with the Company’s indentures, contain certain restrictive covenants, some of which require the Company to maintain specified financial ratios and meet financial tests and to provide annual audited financial statements with an unqualified opinion from the Company’s independent auditors. As of March 31, 2006, the Company is in compliance with the covenants under its indentures and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months. As of March 31, 2006, the Company’s potential availability under its credit facilities totaled approximately $904 million, although the actual availability at that time was only $516 million because of limits imposed by covenant restrictions. However, pro forma for the completion of the credit facility refinancing discussed above, the Company’s potential availability under its credit facilities as of March 31, 2006 would have been approximately $1.3 billion, although actual covenanted availability of $516 million would remain unchanged. Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with these covenants, including covenants tied to the Company’s operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

Specific Limitations

Charter’s ability to make interest payments on its convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of its convertible senior notes of $20 million and $863 million, respectively, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries. As of March 31, 2006, Charter Holdco was owed $24 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on Charter's convertible senior notes. In addition, Charter has $99 million of governmental securities pledged as security for the next four scheduled semi-annual interest payments on Charter’s 5.875% convertible senior notes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, CCHC and Charter Holdco) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default, each applicable subsidiary’s leverage ratio test is met at the time of such distribution and, in the case of the convertible senior notes, other specified tests are met. For the quarter ended March 31, 2006, there was no default under any of these indentures and the other specified tests were met. However, certain of the Company’s subsidiaries did not meet their respective leverage ratio tests based on March 31, 2006 financial results. As a result, distributions from certain of the Company’s subsidiaries to their parent companies have been restricted and will continue to be restricted until those tests are met. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

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

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended March 31, 2006, there was no default under Charter Holdings’ indentures and the other specified tests were met. However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on March 31, 2006 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco have been restricted and will continue to be restricted until that test is met. During this restriction period, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

3. Sale of Assets

In February 2006, the Company signed three separate definitive agreements to sell certain cable television systems serving a total of approximately 360,000 analog video customers in West Virginia, Virginia, Illinois, Kentucky, Nevada, Colorado, New Mexico and Utah for a total of approximately $971 million. As of March 31, 2006, those cable systems met the criteria for assets held for sale under Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the three months ended March 31, 2006 of approximately $99 million. In addition, assets and liabilities to be sold were reclassified as held for sale. Assets held for sale on the Company's balance sheet as of March 31, 2006 included current assets of approximately $5 million, property, plant and equipment of approximately $312 million and franchises of approximately $437 million. Liabilities held for sale on the Company's balance sheet as of March 31, 2006 included current liabilities of approximately $6 million and other long-term liabilities of approximately $13 million.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

In 2005, the Company closed the sale of certain cable systems in Texas, West Virginia and Nebraska representing a total of approximately 33,000 analog video customers. During the three months ended March 31, 2005, certain of those cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the three months ended March 31, 2005 of approximately $31 million.

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

As of March 31, 2006 and December 31, 2005, indefinite-lived and finite-lived intangible assets are presented in the following table:

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,270	$--	$9,270	$9,806	$--	$9,806
Goodwill	52	--	52	52	--	52

	$9,322	$--	$9,322	$9,858	$--	$9,858
Finite-lived intangible assets:
Franchises with finite lives	$23	$6	$17	$27	$7	$20

For the three months ended March 31, 2006, the net carrying amount of indefinite-lived and finite-lived franchises was reduced by $434 million and $3 million, respectively, related to franchises reclassified as assets held for sale. For the three months ended March 31, 2006, franchises with indefinite lives also decreased $3 million related to a cable asset sale completed in the first quarter of 2006 and $99 million as a result of the asset impairment charges recorded related to assets held for sale (see Note 3). Franchise amortization expense for the three months ended March 31, 2006 and 2005 was approximately $0 and $1 million, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Accounts payable - trade	$90	$114
Accrued capital expenditures	66	73
Accrued expenses:
Interest	508	333
Programming costs	288	272
Franchise-related fees	44	67
Compensation	82	90
Other	207	242

	$1,285	$1,191

6. Long-Term Debt

Long-term debt consists of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
Charter Communications, Inc.:
4.750% convertible senior notes due 2006	$20	$20	$20	$20
5.875% convertible senior notes due 2009	863	846	863	843
Charter Communications Holdings, LLC:
8.250% senior notes due 2007	105	105	105	105
8.625% senior notes due 2009	292	292	292	292
9.920% senior discount notes due 2011	198	198	198	198
10.000% senior notes due 2009	154	154	154	154
10.250% senior notes due 2010	49	49	49	49
11.750% senior discount notes due 2010	43	43	43	43
10.750% senior notes due 2009	131	131	131	131
11.125% senior notes due 2011	217	217	217	217
13.500% senior discount notes due 2011	94	94	94	94
9.625% senior notes due 2009	107	107	107	107
10.000% senior notes due 2011	137	136	137	136
11.750% senior discount notes due 2011	125	123	125	120
12.125% senior discount notes due 2012	113	103	113	100
CCH I Holdings, LLC:
11.125% senior notes due 2014	151	151	151	151
9.920% senior discount notes due 2014	471	471	471	471
10.000% senior notes due 2014	299	299	299	299
11.750% senior discount notes due 2014	815	804	815	781
13.500% senior discount notes due 2014	581	581	581	578
12.125% senior discount notes due 2015	217	198	217	192
CCH I, LLC:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

11.000% senior notes due 2015	3,525	3,680	3,525	3,683
CCH II, LLC:
10.250% senior notes due 2010	2,051	2,041	1,601	1,601
CCO Holdings, LLC:
8¾% senior notes due 2013	800	795	800	794
Senior floating notes due 2010	550	550	550	550
Charter Communications Operating, LLC:
8% senior second lien notes due 2012	1,100	1,100	1,100	1,100
8 3/8% senior second lien notes due 2014	770	770	733	733
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	77	78	114	115
Credit Facilities
Charter Operating	5,386	5,386	5,731	5,731
	$19,441	$19,522	$19,336	$19,388

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date except as follows. The accreted value of the CIH notes issued in exchange for Charter Holdings notes and the portion of the CCH I notes issued in 2005 in exchange for the 8.625% Charter Holdings notes due 2009 are recorded at the historical book values of the Charter Holdings notes for financial reporting purposes as opposed to the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due). As of March 31, 2006, the accreted value of the Company’s debt for legal purposes and notes indenture purposes is approximately $19.0 billion.

On January 30, 2006, CCH II and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to Charter Operating, which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

On March 13, 2006, the Company exchanged $37 million of Renaissance Media Group LLC 10% senior discount notes due 2008 for $37 million principal amount of new Charter Operating 8 3/8% senior second-lien notes due 2014 issued in a private transaction under Rule 144A. The terms and conditions of the new Charter Operating 8 3/8% senior second-lien notes due 2014 are identical to Charter Operating’s currently outstanding 8 3/8% senior second-lien notes due 2014.

Gain on extinguishment of debt

In March 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placements, approximately $271 million principal amount of new notes with terms identical to Charter Operating's 8.375% senior second lien notes due 2014 in exchange for approximately $284 million of the Charter Holdings 8.25% senior notes due 2007. The exchanges resulted in a net gain on extinguishment of debt of approximately $11 million for the three months ended March 31, 2005 included in other expense on the Company’s condensed consolidated statements of operations. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and canceled.

In March 2005, the Company repurchased, in private transactions, from a small number of institutional holders, a total of $34 million principal amount of its 4.75% convertible senior notes due 2006. These transactions resulted in a net gain on extinguishment of debt of approximately $1 million for the three months ended March 31, 2005 included in other expense on the Company’s condensed consolidated statements of operations.

In March 2005, Charter’s subsidiary, CC V Holdings, LLC, redeemed all of its 11.875% notes due 2008, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of redemption was

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

approximately $122 million and was funded through borrowings under the Charter Operating credit facilities. The redemption resulted in a loss on extinguishment of debt for the three months ended March 31, 2005 of approximately $5 million included in other expense on the Company’s condensed consolidated statements of operations.

7. Minority Interest and Equity Interest of Charter Holdco

Charter is a holding company whose primary assets are a controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems, and $866 million and $863 million at March 31, 2006 and December 31, 2005, respectively, of mirror notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes. Minority interest on the Company’s consolidated balance sheets as of March 31, 2006 and December 31, 2005 primarily represents preferred membership interests in CC VIII, LLC ("CC VIII"), an indirect subsidiary of Charter Holdco, of $188 million. As more fully described in Note 19, this preferred interest is held by Mr. Allen, Charter’s Chairman and controlling shareholder. Approximately 5.6% of CC VIII’s income is allocated to minority interest.

8. Share Lending Agreement

Charter issued 94.9 million and 22.0 million shares of Class A common stock during 2005 and the three months ended March 31, 2006, respectively, in public offerings, which were effected pursuant to an effective registration statement that initially covered the issuance and sale of up to 150 million shares of Class A common stock. The shares were issued pursuant to the share lending agreement, pursuant to which Charter had previously agreed to loan up to 150 million shares to Citigroup Global Markets Limited ("CGML"). Because less than the full 150 million shares covered by the share lending agreement were sold in offerings as of March 31, 2006, Charter is obligated to issue, at CGML’s request, up to an additional 33.1 million loaned shares in subsequent registered public offerings pursuant to the share lending agreement.

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

The issuance of up to a total of 150 million shares of common stock (of which 116.9 million were issued in 2005 and 2006) pursuant to a share lending agreement executed by Charter in connection with the issuance of the 5.875% convertible senior notes in November 2004 is essentially analogous to a sale of shares coupled with a forward contract for the reacquisition of the shares at a future date. An instrument that requires physical settlement by repurchase of a fixed number of shares in exchange for cash is considered a forward purchase instrument. While the share lending agreement does not require a cash payment upon return of the shares, physical settlement is required (i.e., the shares borrowed must be returned at the end of the arrangement.) The fair value of the 116.9 million shares lent is approximately $127 million as of March 31, 2006. However, the net effect on shareholders’ deficit of the shares lent pursuant to the share lending agreement, which includes Charter’s requirement to lend the shares and the counterparties’ requirement to return the shares, is de minimis and represents the cash received upon lending of the shares and is equal to the par value of the common stock to be issued.

The 116.9 million shares issued through March 31, 2006 pursuant to the share lending agreement are required to be returned, in accordance with the contractual arrangement, and are treated in basic and diluted earnings per share as if they were already returned and retired. Consequently, there is no impact of the shares of common stock lent under the share lending agreement in the earnings per share calculation.

9. Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying condensed consolidated

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss, after giving effect to the minority interest share of such gains and losses. Comprehensive loss for the three months ended March 31, 2006 and 2005 was $460 million and $349 million, respectively.

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

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended March 31, 2006 and 2005, other income includes gains of $2 million and $1 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended March 31, 2006 and 2005, a loss of $1 million and a gain $9 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2006 and 2005, other income includes gains of $6 million and $26 million, respectively, for interest rate derivative instruments not designated as hedges.

As of March 31, 2006 and December 31, 2005, the Company had outstanding $1.8 billion and $1.8 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Certain provisions of the Company’s 5.875% convertible senior notes issued in November 2004 were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes. In accordance with SFAS No. 133, these derivatives are marked to market with gains or losses recorded in interest expense on the Company’s condensed consolidated statement of operations. For the three months ended March 31, 2006 and 2005, the Company recognized gains of $2 million and $19 million, respectively. The gain resulted in a reduction in interest expense related to these derivatives. At March 31, 2006 and December 31, 2005, $1 million and $1 million, respectively, is recorded in accounts payable and accrued expenses relating to the short-term

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

portion of these derivatives and $0 and $1 million, respectively, is recorded in other long-term liabilities related to the long-term portion.

11. Revenues

Revenues consist of the following for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

Video	$869	$842
High-speed Internet	254	215
Telephone	20	6
Advertising sales	70	64
Commercial	76	65
Other	85	79

	$1,374	$1,271

12. Operating Expenses

Operating expenses consist of the following for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

Programming	$391	$358
Service	209	176
Advertising sales	26	25

	$626	$559

13. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

General and administrative	$243	$206
Marketing	38	35

	$281	$241

Components of selling expense are included in general and administrative and marketing expense.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

14. Other Operating Expenses

Other operating expenses consist of the following for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

Loss on sale of assets, net	$--	$4
Special charges, net	3	4

	$3	$8

Special charges for the three months ended March 31, 2006 and 2005 primarily represent severance costs as a result of reducing workforce, consolidating administrative offices and executive severance.

15. Other Income

Other income consist of the following for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

Gain on derivative instruments and hedging activities, net	$8	$27
Gain on extinguishment of debt	--	7
Minority interest	--	(3)
Other, net	3	1

	$11	$32

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

As of March 31, 2006 and December 31, 2005, the Company had net deferred income tax liabilities of approximately $332 million and $325 million, respectively. Approximately $213 million and $212 million of the deferred tax liabilities recorded in the condensed consolidated financial statements at March 31, 2006 and December 31, 2005, respectively, relate to certain indirect subsidiaries of Charter Holdco, which file separate income tax returns.

During the three months ended March 31, 2006 and 2005, the Company recorded $9 million and $15 million of income tax expense, respectively. Income tax expense is recognized through increases in the deferred tax liabilities related to Charter’s investment in Charter Holdco, as well as current federal and state income tax expense and increases to the deferred tax liabilities of certain of Charter’s indirect corporate subsidiaries. Income tax expense was offset by deferred tax benefits of $21 million and $6 million related to asset impairment charges recorded in the three months ended March 31, 2006 and 2005, respectively.  The Company recorded an additional deferred tax asset of approximately $182 million during the three months ended March 31, 2006 relating to net operating loss

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

carryforwards, but recorded a valuation allowance with respect to this amount because of the uncertainty of the ability to realize a benefit from the Company’s carryforwards in the future.

The Company has deferred tax assets of approximately $4.4 billion and $4.2 billion as of March 31, 2006 and December 31, 2005, respectively, which primarily relate to financial and tax losses allocated to Charter from Charter Holdco. The deferred tax assets include approximately $2.5 billion and $2.4 billion of tax net operating loss carryforwards as of March 31, 2006 and December 31, 2005, respectively (generally expiring in years 2007 through 2026), of Charter and its indirect corporate subsidiaries. Valuation allowances of $3.8 billion and $3.7 billion as of March 31, 2006 and December 31, 2005, respectively, exist with respect to these deferred tax assets.

Realization of any benefit from the Company’s tax net operating losses is dependent on: (1) Charter and its indirect corporate subsidiaries’ ability to generate future taxable income and (2) the absence of certain future "ownership changes" of Charter's common stock. An "ownership change" as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income the Company may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate the Company’s ability to use a substantial portion of its net operating losses to offset any future taxable income. Future transactions and the timing of such transactions could cause an ownership change. Such transactions include additional issuances of common stock by the Company (including but not limited to the issuance of up to a total of 150 million shares of common stock (of which 116.9 million were issued through March 31, 2006) under the share lending agreement), the issuance of shares of common stock upon future conversion of Charter’s convertible senior notes and the issuance of common stock in the class action settlement in 2004, reacquisition of the borrowed shares by Charter, or acquisitions or sales of shares by certain holders of Charter’s shares, including persons who have held, currently hold, or accumulate in the future five percent or more of Charter’s outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into CCI common stock). Many of the foregoing transactions are beyond management’s control.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2002 and 2003. The Company’s results (excluding Charter and the indirect corporate subsidiaries) for these years are subject to this examination. Management does not expect the results of this examination to have a material adverse effect on the Company’s condensed consolidated financial condition or results of operations.

17. Contingencies

Charter is a party to lawsuits and claims that arise in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these lawsuits and claims are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or its liquidity.

18. Stock Compensation Plans

The Company has stock option plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 20,000,000), as each term is defined in the Plans. Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the Plans. Options granted generally vest over four to five years from the grant date, with 25% generally vesting on the anniversary of the grant date and ratably thereafter. Generally, options expire 10 years from the grant date. The

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

Plans allow for the issuance of up to a total of 90,000,000 shares of Charter Class A common stock (or units convertible into Charter Class A common stock).

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the three months ended March 31, 2006 and 2005, respectively: risk-free interest rates of 4.5% and 3.7%; expected volatility of 91.8% and 72.5%; and expected lives of 6.25 years and 4.5 years, respectively. The valuations assume no dividends are paid.  During the three months ended March 31, 2006, the Company granted 4.8 million stock options with a weighted average exercise price of $1.07. As of March 31, 2006, the Company had 30.7 million and 10.7 million options outstanding and exercisable, respectively, with weighted average exercise prices of $3.96 and $7.39, respectively, and weighted average remaining contractual lives of 8 years and 7 years, respectively.

On January 1, 2006, the Company adopted revised SFAS No. 123, Share - Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the revised standard did not have a material impact on its financial statements. The Company recorded $4 million of option compensation expense which is included in general and administrative expense for each of the three months ended March 31, 2006 and 2005, respectively.

In February 2006, the Compensation Committee of Charter’s Board of Directors approved a modification to the financial performance measures under Charter's Long-Term Incentive Program ("LTIP") required to be met for the performance shares to vest. After the modification, management believes that approximately 2.5 million of the performance shares are likely to vest. As such, expense of approximately $3 million will be amortized over the remaining two year service period. During the three months ended March 31, 2006, Charter granted an additional 7.9 million performance shares under the LTIP. The impacts of such grant and the modification of the 2005 awards were de minimis to the Company’s results of operations for the three months ended March 31, 2006.

19. Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

CC VIII, LLC

As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC, Charter’s indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the "CC VIII interest") with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the "Comcast sellers"). Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast put right"). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII interest, indirectly through an affiliate. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to a 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC's capital account and Mr. Allen's capital account (which would have equaled the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. ("Charter") is a holding company whose principal assets as of March 31, 2006 are a 48% controlling common equity interest in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as Charter’s convertible senior notes. "We," "us" and "our" refer to Charter and its subsidiaries.

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

The following table summarizes our customer statistics for analog and digital video, residential high-speed Internet and residential telephone as of March 31, 2006 and 2005:

	Approximate as of
	March 31,	March 31,
	2006 (a)	2005 (a)

Cable Video Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,640,200	5,732,600
Multi-dwelling (bulk) and commercial unit customers (c)	273,700	252,200
Total analog video customers (b)(c)	5,913,900	5,984,800

Digital Video:
Digital video customers (d)	2,866,400	2,694,600

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,322,400	1,978,400
Residential telephone customers (f)	191,100	55,300

Included in the 70,900 net loss of analog video customers is approximately 15,800 of net losses related to systems impacted by hurricanes Katrina and Rita.

After giving effect to the acquisition of cable systems in January 2006 and the sale of certain non-strategic cable systems in July 2005, March 31, 2005 analog video customers, digital video customers, high-speed Internet customers and telephone customers would have been 5,974,600, 2,690,300, 1,990,200 and 70,300, respectively.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). At March 31, 2006 and 2005, "customers" include approximately 48,500 and 43,100 persons whose accounts were over 60 days past due in payment, approximately 11,900 and 7,000 persons whose accounts were over 90 days past due in payment, and approximately 7,800 and 3,600 of which were over 120 days past due in payment, respectively.

(b)
"Analog video customers" include all customers who receive video services (including those who also purchase high-speed Internet and telephone services) but excludes approximately 287,700 and 241,700 customers at March 31, 2006 and 2005, respectively, who receive high-speed Internet service only or telephone service only and who are only counted as high-speed Internet customers or telephone customers.

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

(d)
"Digital video customers" include all households that have one or more digital set-top terminals. Included in "digital video customers" on March 31, 2006 and 2005 are approximately 8,500 and 10,000 customers, respectively, that receive digital video service directly through satellite transmission.

(e)	"Residential high-speed Internet customers" represent those customers who subscribe to our high-speed Internet service.

(f)	"Residential telephone customers" include all households receiving telephone service.

Overview of Operations

We have a history of net losses. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our high level of debt and depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our cable properties. We expect that these expenses will remain significant, and we therefore expect to continue to report net losses for the foreseeable future.

For the three months ended March 31, 2006 and 2005, our income from operations, which includes depreciation and amortization expense and asset impairment charges but excludes interest expense, was $7 million and $51 million, respectively. We had operating margins of 1% and 4% for the three months ended March 31, 2006 and 2005, respectively. The decrease in income from operations and operating margins for the three months ended March 31, 2006 compared to 2005 was principally due to an increase in operating costs and asset impairment charges of $68 million.

Historically, our ability to fund operations and investing activities has depended on our continued access to credit under our credit facilities. We expect we will continue to borrow under our credit facilities from time to time to fund cash needs. The occurrence of an event of default under our credit facilities could result in borrowings from these credit facilities being unavailable to us and could, in the event of a payment default or acceleration, also trigger events of default under the indentures governing our outstanding notes and would have a material adverse effect on us. Approximately $22 million of indebtedness under our credit facilities is scheduled to mature during the remainder of 2006, which we expect to fund through borrowings under our revolving credit facility. See "— Liquidity and Capital Resources."

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share and share data):

	Three Months Ended March 31,
	2006		2005

Revenues	$1,374	100%	$1,271	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	626	46%	559	44%
Selling, general and administrative	281	20%	241	19%
Depreciation and amortization	358	26%	381	30%
Asset impairment charges	99	7%	31	2%
Other operating expenses, net	3	--	8	1%

	1,367	99%	1,220	96%

Income from operations	7	1%	51	4%

Interest expense, net	(468)		(420)
Other income, net	11		32

	(457)		(388)

Loss before income taxes	(450)		(337)

Income tax expense	(9)		(15)

Net loss	(459)		(352)

Dividends on preferred stock - redeemable	--		(1)

Net loss applicable to common stock	$(459)		$(353)

Loss per common share, basic and diluted	$(1.45)		$(1.16)

Weighted average common shares outstanding, basic and diluted	317,413,472		303,308,880

Revenues. The overall increase in revenues in 2006 compared to 2005 is principally the result of an increase of 344,000 high-speed Internet customers and 171,800 digital video customers, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 70,900 analog video customers. Our goal is to increase revenues by improving customer service, which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as telephone, video on demand ("VOD"), high definition television and digital video recorder service.

Average monthly revenue per analog video customer increased to $77.64 for the three months ended March 31, 2006 from $70.75 for the three months ended March 31, 2005 primarily as a result of incremental revenues from advanced services and price increases. Average monthly revenue per analog video customer represents total quarterly revenue, divided by three, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,
	2006		2005		2006 over 2005
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$869	63%	$842	66%	$27	3%
High-speed Internet	254	18%	215	17%	39	18%
Telephone	20	2%	6	1%	14	233%
Advertising sales	70	5%	64	5%	6	9%
Commercial	76	6%	65	5%	11	17%
Other	85	6%	79	6%	6	8%

	$1,374	100%	$1,271	100%	$103	8%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Approximately $27 million of the increase was the result of price increases and incremental video revenues from existing customers and approximately $11 million was the result of an increase in digital video customers. The increases were offset by decreases of approximately $11 million related to a decrease in analog video customers.

Approximately $38 million of the increase in revenues from high-speed Internet services provided to our non-commercial customers related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $1 million related to the increase in average price of the service.

Revenues from telephone services increased primarily as a result of an increase of 135,800 telephone customers in 2006.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased primarily as a result of an increase in local advertising sales and a one-time ad buy by a programmer offset by a decline in national advertising sales. For the three months ended March 31, 2006 and 2005, we received $6 million and $3 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, telephone revenue, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For each of the three months ended March 31, 2006 and 2005, franchise fees represented approximately 53% of total other revenues. The increase in other revenues was primarily the result of an increase in franchise fees of $4 million, installation revenue of $1 million and wire maintenance fees of $1 million.

Operating Expenses. Programming costs included in the accompanying condensed consolidated statements of operations were $391 million and $358 million, representing 62% and 64% of total operating expenses for the three months ended March 31, 2006 and 2005, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended March 31,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$391	29%	$358	28%	$33	9%
Service	209	15%	176	14%	33	19%
Advertising sales	26	2%	25	2%	1	4%

	$626	46%	$559	44%	$67	12%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels, VOD and pay-per-view programming. The increase in programming costs was primarily a result of rate increases. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $4 million and $9 million for the three months ended March 31, 2006 and 2005, respectively.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living increases. We expect them to continue to increase due to a variety of factors, including annual increases imposed by programmers and additional programming being provided to customers as a result of system rebuilds and bandwidth reallocation, both of which increase channel capacity. In 2006, we expect programming costs to increase at a higher rate than in 2005. These costs will be determined in part on the outcome of programming negotiations in 2006 and will likely be subject to offsetting events or otherwise affected by factors similar to the ones mentioned in the preceding paragraph. Our increasing programming costs have resulted in declining operating margins for our video services because we have been unable to pass on all cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased telephone revenues, high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, costs of providing high-speed Internet service, maintenance and pole rent expense. The increase in service costs resulted primarily from increased labor and maintenance costs to support improved service levels and our advanced products of $12 million, increased costs of providing high-speed Internet and telephone service of $9 million, higher fuel and utility prices of $4 million and franchise fees of $3 million. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased primarily as a result of increased salary, benefit and commission costs.

Selling, General and Administrative Expenses. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended March 31,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$243	17%	$206	16%	$37	18%
Marketing	38	3%	35	3%	3	9%

	$281	20%	$241	19%	$40	17%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, customer care center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses resulted primarily from a rise in salaries and benefits of $26 million and increases in customer care center costs of $4 million related to investments to improve customer service levels, consulting services of $2 million, billing costs of $2 million, property and casualty insurance of $2 million and property taxes of $1 million.

Marketing expenses increased as a result of an increased investment in targeted marketing campaigns.

Depreciation and Amortization. Depreciation and amortization expense decreased by $23 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease in depreciation was the result of assets becoming fully depreciated offset by an increase in capital expenditures.

Asset Impairment Charges. Asset impairment charges for the three months ended March 31, 2006 and 2005 represent the write-down of assets related to cable asset sales to fair value less costs to sell. See Note 3 to the condensed consolidated financial statements.

Other Operating Expenses, Net. Other operating expenses decreased $5 million as a result of a $4 million decrease in losses on sales of assets and a $1 million decrease in special charges.

Interest Expense, Net. Net interest expense increased by $48 million, or 11%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in net interest expense was a result of an increase in our average borrowing rate from 8.86% in the first quarter of 2005 to 9.45% in the first quarter of 2006 and an increase of $229 million in average debt outstanding from $19.2 billion for the first quarter of 2005 compared to $19.5 billion for the first quarter of 2006.

Other Income, Net. Other income decreased $21 million primarily as a result of a $19 million decrease in net gains on derivative instruments and hedging activities as a result of decreases in gains on interest rate agreements that do not qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Other income in 2005 also included net gains on extinguishment of debt of $7 million which did not recur in 2006. See Note 6 to the condensed consolidated financial statements. Other income also includes the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, and the pro rata share of the profits and losses of CC VIII.

Income Tax Expense. Income tax expense was recognized through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries.  Income tax expense was offset by deferred tax benefits of $21 million and $6 million related to asset impairment charges recorded in the three months ended March 31, 2006 and 2005, respectively.

Net Loss. Net loss increased by $107 million, or 30%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as a result of the factors described above.

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

Loss Per Common Share. Basic loss per common share increased by $0.29, or 25%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as a result of the factors described above.

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

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan in one year), a $5.0 billion term loan due in 2013 and certain amendments to the existing $1.5 billion revolving credit facility. In addition, the refinancing reduced margins on Eurodollar rate loans to 2.625% from 3.15% previously and margins on base rate loans to 1.625% from 2.15% previously. Concurrent with this refinancing, the CCO Holdings, LLC ("CCO Holdings") bridge loan was terminated.

We have a significant level of debt. Our long-term financing as of March 31, 2006 consists of $5.4 billion of credit facility debt, $13.3 billion accreted value of high-yield notes and $866 million accreted value of convertible senior notes. Pro forma for the completion of the credit facility refinancing discussed above, $20 million of our debt matures in the remainder of 2006, and in 2007 and 2008, an additional $130 million and $128 million mature, respectively. In 2009 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, sales of assets, issuances of debt and equity securities and cash on hand. However, the mix of funding sources changes from period to period. For the three months ended March 31, 2006, we generated $209 million of net cash flows from operating activities after paying cash interest of $240 million. In addition, we used approximately $241 million for purchases of property, plant and equipment. Finally, we had net cash flows from financing activities of $86 million. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our access to the debt and equity markets, the timing of possible asset sales and our ability to generate cash flows from operating activities. We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently consider unannounced future asset sales as a significant source of liquidity.

We expect that cash on hand, cash flows from operating activities, proceeds from sale of assets and the amounts available under our credit facilities will be adequate to meet our cash needs through 2007. We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our interest and principal repayment obligations in 2008 and will not be sufficient to fund such needs in 2009 and beyond.  We continue to work with our financial advisors in our approach to addressing liquidity, debt maturities and our overall balance sheet leverage.

Debt Covenants

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with our indentures, contain certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide annual audited financial statements with an unqualified opinion from our independent auditors. As of March 31, 2006, we are in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months. As of March 31, 2006, our potential availability under our credit facilities totaled approximately $904 million, although the actual availability at that time was only $516 million because of limits imposed by covenant restrictions. However, pro forma for the completion of the credit facility refinancing discussed above, our potential availability under our credit facilities as of March 31, 2006 would have been approximately $1.3 billion, although actual covenanted availability of $516 million would remain unchanged. Continued access to our credit facilities is subject to our remaining in compliance with these covenants, including covenants tied to our operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Specific Limitations

Our ability to make interest payments on our convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of our convertible senior notes of $20 million and $863 million, respectively, will depend on our ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries. As of March 31, 2006, Charter Holdco was owed $24 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on our convertible senior notes. In addition, Charter has $99 million of governmental securities pledged as security for the next four scheduled semi-annual interest payments on Charter’s 5.875% convertible senior notes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, CCHC, LLC and Charter Holdco) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default, each applicable subsidiary’s leverage ratio test is met at the time of such distribution and, in the case of our convertible senior notes, other specified tests are met. For the quarter ended March 31, 2006, there was no default under any of these indentures and the other specified tests were met. However, certain of our subsidiaries did not meet their respective leverage ratio tests based on March 31, 2006 financial results. As a result, distributions from certain of our subsidiaries to their parent companies have been restricted and will continue to be restricted until those tests are met. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

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

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended March 31, 2006, there was no default under Charter Holdings’ indentures and the other specified tests were met. However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on March 31, 2006 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco have been restricted and will continue to be restricted until that test is met.  During this restricition period, in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

Our significant amount of debt could negatively affect our ability to access additional capital in the future. Additionally, our ability to incur additional debt may be limited by the restrictive covenants in our indentures and credit facilities. No assurances can be given that we will not experience liquidity problems if we do not obtain sufficient additional financing on a timely basis as our debt becomes due or because of adverse market conditions, increased competition or other unfavorable events. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities or through additional debt or equity financings, we would consider:

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

Sale of Assets

In February 2006, we signed three separate definitive agreements to sell certain cable television systems serving a total of approximately 360,000 analog video customers in West Virginia, Virginia, Illinois, Kentucky, Nevada, Colorado, New Mexico and Utah for a total of approximately $971 million. As of March 31, 2006, those cable systems met the criteria for assets held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the three months ended March 31, 2006 of approximately $99 million.

In July 2005, we closed the sale of certain cable systems in Texas and West Virginia and closed the sale of an additional cable system in Nebraska in October 2005 for a total sales price of approximately $37 million, representing a total of approximately 33,000 customers.

Acquisition

In January 2006, we closed the purchase of certain cable systems in Minnesota from Seren Innovations, Inc. We acquired approximately 17,500 analog video customers, 8,000 digital video customers, 13,200 high-speed Internet customers and 14,500 telephone customers for a total purchase price of approximately $42 million.

Historical Operating, Financing and Investing Activities

We held $40 million in cash and cash equivalents as of March 31, 2006 compared to $21 million as of December 31, 2005. For the three months ended March 31, 2006, we generated $209 million of net cash flows from operating activities after paying cash interest of $240 million. In addition, we used approximately $241 million for purchases of property, plant and equipment. Finally, we had net cash flows from financing activities of $86 million.

Operating Activities. Net cash provided by operating activities increased $56 million, or 37%, from $153 million for the three months ended March 31, 2005 to $209 million for the three months ended March 31, 2006. For the three months ended March 31, 2006, net cash provided by operating activities increased primarily as a result of changes in operating assets and liabilities that provided $100 million more cash during the three months ended March 31, 2006 than the corresponding period in 2005 offset with an increase in cash interest expense of $45 million over the corresponding prior period.

Investing Activities. Net cash used by investing activities for the three months ended March 31, 2006 and 2005 was $276 million and $193 million, respectively. Investing activities used $83 million more cash during the three months ended March 31, 2006 than the corresponding period in 2005 primarily as a result of increased cash used for capital expenditures in 2006 coupled with cash used for the purchase of cable systems discussed above.

Financing Activities. Net cash provided by financing activities was $86 million for the three months ended March 31, 2006 and net cash used in financing activities was $578 million for the three months ended March 31, 2005. The increase in cash provided during the three months ended March 31, 2006 as compared to the corresponding period in 2005, was primarily the result of proceeds from the issuance of debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $241 million and $211 million for the three months ended March 31, 2006 and 2005, respectively. Capital expenditures increased as a result of increased spending on customer premise equipment as a result of increases in digital video, high-speed Internet and telephone customers. See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the three months ended March 31, 2006 and 2005, our liabilities related to capital expenditures decreased $7 million and increased $14 million, respectively.

During 2006, we expect capital expenditures to be approximately $1 billion to $1.1 billion. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital and for scalable infrastructure costs. We expect to fund capital expenditures for 2006 primarily from cash flows from operating activities, proceeds from asset sales and borrowings under our credit facilities.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2006 and 2005 (dollars in millions):

	Three Months Ended March 31,
	2006	2005

Customer premise equipment (a)	$130	$86
Scalable infrastructure (b)	34	42
Line extensions (c)	26	29
Upgrade/Rebuild (d)	9	10
Support capital (e)	42	44

Total capital expenditures	$241	$211

(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes customer installation costs in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies, and customer premise equipment (e.g., set-top terminals and cable modems, etc.).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

No material changes in reported market risks have occurred since the filing of our December 31, 2005 10-K.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

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

Some of these factors are beyond our control. If we are unable to generate sufficient cash flow and/or access additional external liquidity sources, we may not be able to service and repay our debt, operate our business, respond to competitive challenges or fund our other liquidity and capital needs. Although our subsidiaries, CCH II and CCH II Capital Corp., sold $450 million principal amount of 10.250% senior notes due 2010 in January 2006, we may not be able to access additional sources of external liquidity on similar terms, if at all. We believe that cash flows from operating activities and amounts available under our credit facilities will not be sufficient to fund our operations and satisfy our interest payment and principal repayment obligations in 2009 and beyond. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Charter Operating may not be able to access funds under its credit facilities if it fails to satisfy the covenant restrictions in its credit facilities, which could adversely affect our financial condition and our ability to conduct our business.

Our subsidiaries have historically relied on access to credit facilities in order to fund operations and to service parent company debt, and we expect such reliance to continue in the future. Our total potential borrowing availability under the Charter Operating credit facilities was approximately $904 million as of March 31, 2006, although the actual availability at that time was only $516 million because of limits imposed by covenant restrictions. However, pro forma for the completion of the credit facility refinancing discussed above, the Company’s potential availability under its credit facilities as of March 31, 2006 would have been approximately $1.3 billion, although actual covenanted availability of $516 million would remain unchanged.

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

Charter and its subsidiaries have a significant amount of debt and may (subject to applicable restrictions in their debt instruments) incur additional debt in the future. As of March 31, 2006, our total debt was approximately $19.5 billion, our shareholders’ deficit was approximately $5.4 billion and the deficiency of earnings to cover fixed charges for the three months ended March 31, 2006 was $450 million.

As of March 31, 2006, Charter had outstanding approximately $883 million aggregate principal amount of convertible notes, $20 million of which mature in 2006. We will need to raise additional capital and/or receive distributions or payments from our subsidiaries in order to satisfy our debt obligations in 2009. However, because of our significant indebtedness, our ability to raise additional capital at reasonable rates or at all is uncertain, and the ability of our subsidiaries to make distributions or payments to us is subject to availability of funds and restrictions under our and our subsidiaries’ applicable debt instruments. If we were to raise capital through the issuance of additional equity or to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution.

Our significant amount of debt could have other important consequences. For example, the debt will or could:

•
require us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, which will reduce our funds available for working capital, capital expenditures and other general corporate expenses;

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

The Charter Operating credit facilities and the indentures governing our and our subsidiaries’ debt contain a number of significant covenants that could adversely affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations and the price of our Class A common stock. These covenants will restrict, among other things, our and our subsidiaries’ ability to:

•	incur additional debt;

•	repurchase or redeem equity interests and debt;

•	issue equity;

•	make certain investments or acquisitions;

•	pay dividends or make other distributions;

•	dispose of assets or merge;

•	enter into related party transactions;

•	grant liens and pledge assets.

Furthermore, Charter Operating’s credit facilities require our subsidiaries to, among other things, maintain specified financial ratios, meet specified financial tests and provide annual audited financial statements, with an unqualified opinion from our independent auditors. Charter Operating’s ability to comply with these provisions may be affected by events beyond our control.

The breach of any covenants or obligations in the foregoing indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt, which in turn could trigger defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities, the indentures governing our convertible notes or our subsidiaries’ debt could adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our notes and Charter Operating’s credit facilities and other debt of our subsidiaries.

All of our and our subsidiaries’ outstanding debt is subject to change of control provisions. We may not have the ability to raise the funds necessary to fulfill our obligations under our indebtedness following a change of control, which would place us in default under the applicable debt instruments.

We may not have the ability to raise the funds necessary to fulfill our obligations under our and our subsidiaries’ notes and credit facilities following a change of control. Under the indentures governing our and our subsidiaries’ notes, upon the occurrence of specified change of control events, we are required to offer to repurchase all of these notes. However, Charter and our subsidiaries may not have sufficient funds at the time of the change of control event to make the required repurchase of these notes, and our subsidiaries are limited in their ability to make distributions or other payments to fund any required repurchase. In addition, a change of control under our subsidiaries’ credit facilities would result in a default under those credit facilities. Because such credit facilities and our subsidiaries’ notes are obligations of our subsidiaries, the credit facilities and our subsidiaries’ notes would have to be repaid by our subsidiaries before their assets could be available to us to repurchase our convertible senior notes. Our failure to make or complete a change of control offer would place us in default under our convertible senior notes. The failure of our subsidiaries to make a change of control offer or repay the amounts accelerated under their credit facilities would place them in default.

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

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL and “dial-up”. DSL service is competitive with high-speed Internet service over cable systems. In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers. Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies and other carriers, including VoIP providers.

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

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our high level of debt and the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties. We expect that these expenses will remain significant, and we expect to continue to report net losses for the foreseeable future. We reported net losses applicable to common stock of $459 million and $353 million for the three months ended March 31, 2006 and 2005, respectively. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

We may not have the ability to pass our increasing programming costs on to our customers, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of March 31, 2006, approximately 12% of our current programming contracts were expired, and approximately another 6% were scheduled to expire at or before the end of 2006. There can be no assurance that these agreements will be renewed on favorable or comparable terms. Our programming costs increased by approximately 9% in the three months ended March 31, 2006 compared to the corresponding period in 2005. We expect our programming costs in 2006 to continue to increase at a higher rate than in 2005. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

If our required capital expenditures exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

During the three months ended March 31, 2006, we spent approximately $241 million on capital expenditures. During 2006, we expect capital expenditures to be approximately $1.0 billion to $1.1 billion. The actual amount of our capital expenditures depends on the level of growth in high-speed Internet and telephone customers and in the delivery of other advanced services, as well as the cost of introducing any new services. We may need additional capital if there is accelerated growth in high-speed Internet customers, telephone customers or in the delivery of other advanced services. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings, proceeds from asset sales or other sources, our growth, financial condition and results of operations could suffer materially.

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

Malicious and abusive Internet practices could impair our high-speed Internet services

Our high-speed Internet customers utilize our network to access the Internet and, as a consequence, we or they may become victim to common malicious and abusive Internet activities, such as unsolicited mass advertising (i.e.,

“spam”) and dissemination of viruses, worms and other destructive or disruptive software. These activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers and damage to our or our customers’ equipment and data. Significant incidents could lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to us to service our customers and protect our network. Any significant loss of high-speed Internet customers or revenue or significant increase in costs of serving those customers could adversely affect our growth, financial condition and results of operations.

We could be deemed an “investment company” under the Investment Company Act of 1940. This would impose significant restrictions on us and would be likely to have a material adverse impact on our growth, financial condition and results of operation.

Our principal assets are our equity interests in Charter Holdco and certain indebtedness of Charter Holdco. If our membership interest in Charter Holdco were to constitute less than 50% of the voting securities issued by Charter Holdco, then our interest in Charter Holdco could be deemed an “investment security” for purposes of the Investment Company Act. This may occur, for example, if a court determines that the Class B common stock is no longer entitled to special voting rights and, in accordance with the terms of the Charter Holdco limited liability company agreement, our membership units in Charter Holdco were to lose their special voting privileges. A determination that such interest was an investment security could cause us to be deemed to be an investment company under the Investment Company Act, unless an exemption from registration were available or we were to obtain an order of the Securities and Exchange Commission excluding or exempting us from registration under the Investment Company Act.

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

Mr. Allen has the ability to control us. Through his control as of March 31, 2006 of approximately 90% of the voting power of our capital stock, Mr. Allen is entitled to elect all but one of our board members and effectively has the voting power to elect the remaining board member as well. Mr. Allen thus has the ability to control fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of all of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets.

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

Charter Holdco’s limited liability company agreement provided that through the end of 2003, net tax losses (such net tax losses being determined under the federal income tax rules for determining capital accounts) of Charter Holdco that would otherwise have been allocated to us based generally on our percentage ownership of outstanding common membership units of Charter Holdco would instead be allocated to the membership units held by Vulcan Cable III Inc. (“Vulcan Cable”) and Charter Investment, Inc. (“CII”). The purpose of these special tax allocation provisions was to allow Mr. Allen to take advantage, for tax purposes, the losses generated by Charter Holdco during such period. In some situations, these special tax allocation provisions could result in our having to pay taxes in an amount that is more or less than if Charter Holdco had allocated net tax losses to its members based generally on the percentage of outstanding common membership units owned by such members. For further discussion on the details of the tax allocation provisions see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes” of our 2005 annual report on Form 10-K.

The recent issuance of our Class A common stock, as well as possible future conversions of our convertible notes, significantly increase the risk that we will experience an ownership change in the future for tax purposes, resulting in a material limitation on the use of a substantial amount of our existing net operating loss carryforwards.

As of March 31, 2006, we had approximately $6.2 billion of tax net operating losses (resulting in a gross deferred tax asset of approximately $2.5 billion) expiring in the years 2006 through 2026. Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes except for deferred benefits available to offset certain deferred tax liabilities. Currently, such tax net operating losses can accumulate and be used to offset any of our future taxable income. An “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset future taxable income.

The issuance of up to a total of 150 million shares of our Class A common stock (of which a total of 116.9 million have been issued through March 2006) offered pursuant to a share lending agreement executed by Charter in connection with the issuance of the 5.875% convertible senior notes in November 2004, as well as possible future conversions of our convertible notes, significantly increases the risk that we will experience an ownership change in the future for tax purposes, resulting in a material limitation on the use of a substantial amount of our existing net operating loss carryforwards. As of March 31, 2006, the issuance of shares associated with the share lending agreement did not result in our experiencing an ownership change. However, future transactions and the timing of such transactions could cause an ownership change. Such transactions include additional issuances of common stock by us (including but not limited to issuances upon future conversion of our 5.875% convertible senior notes or as issued in the settlement of derivative class action litigation), reacquisitions of the borrowed shares by us, or acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into our Class A common stock). Many of the foregoing transactions are beyond our control.

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

Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a license while negotiating renewal terms with the local franchising authorities. Approximately 11% of our franchises, covering approximately 12% of our analog video customers, were expired as of March 31, 2006. Approximately 6% of additional franchises, covering approximately an additional 7% of our analog video customers, will expire on or before December 31, 2006, if not renewed prior to expiration.

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

Different legislative proposals have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in at least four states in which we have operations and one of these newly enacted statutes is subject to court challenge. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The Federal Communications Commission ("FCC'') recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted. At this time, we are not able to determine what impact such proceeding may have on us.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. These overbuilds could adversely affect our growth, financial condition and results of operations by creating or increasing competition. As of March 31, 2006, we are aware of overbuild situations impacting approximately 6% of our estimated homes passed, and potential overbuild situations in areas servicing approximately an additional 4% of our estimated homes passed. Additional overbuild situations may occur in other systems.

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

There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an á la carte basis or to at least offer a separately available child-friendly “Family Tier.” It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect our operations.

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

A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision (and overruled a conflicting Ninth Circuit opinion) making it much less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable provided Internet service as an “information service,” rather than a “telecommunications service.” This favorable regulatory classification limits the ability of various governmental authorities to impose open access requirements on cable-provided Internet service. Given how recently Brand X was decided, however, the nature of any legislative or regulatory response remains uncertain. The imposition of open access requirements could materially affect our business.

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

Item 5. Other Information.

At its meeting held on February 7, 2006, the Board of Directors of Charter approved the metrics for the 2006 Executive Bonus Plan participants. A description of the specific performance metrics and bonus target is attached hereto as Exhibit 10.2.

Item 6. Exhibits.

The index to the exhibits begins on page 44 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

Dated: May 2, 2006	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1
 Purchase Agreement dated as of January 26, 2006, by and between CCH II, LLC, CCH II Capital Corp and J.P. Morgan Securities, Inc as Representative of several Purchasers for $450,000,000 10.25% Senior Notes Due 2010 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on January 27, 2006 (File No. 000-27927)).

2.2*	Asset Purchase Agreement, dated February 27, 2006, by and between Charter Communications Operating, LLC and Cebridge Acquisition Co., LLC.
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

3.2(e)
Fourth Amendment to Amended and Restated By-laws of Charter Communications, Inc. as of October 3, 2003 (incorporated by reference to Exhibit 3.3 to Charter Communications, Inc.'s quarterly report on Form 10-Q filed on November 3, 2003 (File No. 000-27927)).

3.2(f)
Fifth Amendment to Amended and Restated By-laws of Charter Communications, Inc. as of October 28, 2003 (incorporated by reference to Exhibit 3.4 to Charter Communications, Inc.'s quarterly report on Form 10-Q filed on November 3, 2003 (File No. 000-27927)).

3.2(g)
Sixth Amendment to Amended and Restated By-laws of Charter Communications, Inc. (incorporated by reference to Charter Communications, Inc.'s current report on Form 8-K filed on September 30, 2004 (File No. 000-27927)).

3.2(h)
Seventh Amendment to Amended and Restated By-laws of Charter Communications, Inc. (incorporated by reference to Charter Communications, Inc.'s current report on Form 8-K filed on October 22, 2004 (File No. 000-27927)).

3.2(i)
Eighth Amendment to the Amended and Restated By-Laws of Charter Communications, Inc. adopted as of December 14, 2004 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 15, 2004 (File No. 000-27927)).

3.2(j)
Ninth Amendment to Amended and Restated By-laws of Charter Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Charter Communications, Inc.'s current report on Form 8-K filed of Charter Communications, Inc. filed on April 21, 2006 (File No. 000-27927)).

10.1(a)
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

10.1(b)
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
10.2+*	Description of Charter Communications, Inc. 2006 Executive Bonus Plan.
10.3+
Retention Agreement dated as of January 9, 2006, by and between Paul E. Martin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 10, 2006 (File No. 000-27927)).

10.4+
Employment Agreement dated as of January 20, 2006 by and between Jeffrey T. Fisher and Charter Communications, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 27, 2006 (File No. 000-27927)).

10.5+
Employment Agreement dated as of February 28, 2006 by and between Michael J. Lovett and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed on March 3, 2006 (File No. 000-27927)).

10.6+
Separation Agreement of Wayne H. Davis, dated as of March 23, 2006 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on April 6, 2006 (File No. 000-27927)).

10.7+
Consulting Agreement of Wayne H. Davis, dated as of March 23, 2006 (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed on April 6, 2006 (File No. 000-27927)).

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