Form 10-Q
period 2006-06-30
CHARTER COMMUNICATIONS INC /MO/
filed 2006-08-08
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Number of shares of Class A common stock outstanding as of June 30, 2006: 438,474,028
Number of shares of Class B common stock outstanding as of June 30, 2006: 50,000

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended June 30, 2006

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2006. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Risk Factors" under Part II, Item 1A. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track" and "potential" among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Charter Communications, Inc.:

We have reviewed the condensed consolidated balance sheet of Charter Communications, Inc. and subsidiaries (the Company) as of June 30, 2006, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

St. Louis, Missouri
August 7, 2006

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56	$21
Accounts receivable, less allowance for doubtful accounts of
$19 and $17, respectively	180	214
Prepaid expenses and other current assets	84	92
Assets held for sale	768	--
Total current assets	1,088	327

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $7,054 and $6,749, respectively	5,392	5,840
Franchises, net	9,280	9,826
Total investment in cable properties, net	14,672	15,666

OTHER NONCURRENT ASSETS	385	438

Total assets	$16,145	$16,431

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,220	$1,191
Liabilities held for sale	20	--
Total current liabilities	1,240	1,191

LONG-TERM DEBT	19,860	19,388
NOTE PAYABLE - RELATED PARTY	53	49
DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	547	517
MINORITY INTEREST	189	188
PREFERRED STOCK - REDEEMABLE; $.001 par value; 1 million
shares authorized; 36,713 shares issued and outstanding	4	4

SHAREHOLDERS’ DEFICIT:
Class A Common stock; $.001 par value; 1.75 billion shares authorized;
438,474,028 and 416,204,671 shares issued and outstanding, respectively	--	--
Class B Common stock; $.001 par value; 750 million
shares authorized; 50,000 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	5,240	5,241
Accumulated deficit	(11,007)	(10,166)
Accumulated other comprehensive income	5	5

Total shareholders’ deficit	(5,762)	(4,920)

Total liabilities and shareholders’ deficit	$16,145	$16,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

REVENUES	$1,383	$1,266	$2,703	$2,481

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	611	546	1,215	1,081
Selling, general and administrative	279	250	551	483
Depreciation and amortization	340	364	690	730
Asset impairment charges	--	8	99	39
Other operating (income) expenses, net	7	(2)	10	6

	1,237	1,166	2,565	2,339

Operating income from continuing operations	146	100	138	142

OTHER INCOME AND (EXPENSES):
Interest expense, net	(475)	(451)	(943)	(871)
Other income (expenses), net	(21)	17	(10)	49

	(496)	(434)	(953)	(822)

Loss from continuing operations before income taxes	(350)	(334)	(815)	(680)

INCOME TAX EXPENSE	(52)	(25)	(60)	(56)

Loss from continuing operations	(402)	(359)	(875)	(736)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	20	4	34	29

Net loss	(382)	(355)	(841)	(707)

Dividends on preferred stock - redeemable	--	(1)	--	(2)

Net loss applicable to common stock	$(382)	$(356)	$(841)	$(709)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED:
Loss from continuing operations	$(1.27)	$(1.18)	$(2.76)	$(2.43)
Net loss	$(1.20)	$(1.17)	$(2.65)	$(2.34)

Weighted average common shares outstanding, basic and diluted	317,646,946	303,620,347	317,531,492	303,465,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Six Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(841)	$(707)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	698	759
Asset impairment charges	99	39
Noncash interest expense	87	114
Deferred income taxes	60	43
Other, net	17	(45)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	30	1
Prepaid expenses and other assets	29	--
Accounts payable, accrued expenses and other	26	(23)

Net cash flows from operating activities	205	181

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(539)	(542)
Change in accrued expenses related to capital expenditures	(9)	45
Proceeds from sale of assets	9	8
Purchase of cable system	(42)	--
Proceeds from investments	28	17
Other, net	--	(5)

Net cash flows from investing activities	(553)	(477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	5,830	635
Repayments of long-term debt	(5,858)	(946)
Proceeds from issuance of debt	440	--
Payments for debt issuance costs	(29)	(3)

Net cash flows from financing activities	383	(314)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35	(610)
CASH AND CASH EQUIVALENTS, beginning of period	21	650

CASH AND CASH EQUIVALENTS, end of period	$56	$40

CASH PAID FOR INTEREST	$791	$744

NONCASH TRANSACTIONS:
Issuance of debt by Charter Communications Operating, LLC	$37	$333
Retirement of Renaissance Media Group LLC debt	$(37)	$--
Retirement of Charter Communications Holdings, LLC debt	$--	$(346)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

1.	Organization and Basis of Presentation

Charter Communications, Inc. ("Charter") is a holding company whose principal assets at June 30, 2006 are the 48% controlling common equity interest in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes. Charter Holdco is the sole owner of CCHC, LLC ("CCHC"), which is the sole owner of Charter Communications Holdings, LLC ("Charter Holdings"). The condensed consolidated financial statements include the accounts of Charter, Charter Holdco, CCHC, Charter Holdings and all of their subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company." Charter has 100% voting control over Charter Holdco and had historically consolidated on that basis. Charter continues to consolidate Charter Holdco as a variable interest entity under Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46(R) Consolidation of Variable Interest Entities. Charter Holdco’s limited liability company agreement provides that so long as Charter’s Class B common stock retains its special voting rights, Charter will maintain a 100% voting interest in Charter Holdco. Voting control gives Charter full authority and control over the operations of Charter Holdco. All significant intercompany accounts and transactions among consolidated entities have been eliminated. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high definition television, video on demand, and telephone. The Company sells its cable video programming, high-speed Internet and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

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

ReclassificationsCertain 2005 amounts have been reclassified to conform with the 2006 presentation.

2.	Liquidity and Capital Resources

The Company had net loss applicable to common stock of $382 million and $356 million for the three months ended June 30, 2006 and 2005, respectively, and $841 million and $709 million for the six months ended June 30, 2006 and 2005, respectively. The Company’s net cash flows from operating activities were $205 million and $181 million for the six months ended June 30, 2006 and 2005, respectively.

Recent Financing Transactions

In January 2006, CCH II, LLC ("CCH II") and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to Charter Communications Operating, LLC ("Charter

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

Operating"), which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan no later than April 2007), a $5.0 billion term loan due in 2013 and certain amendments to the existing $1.5 billion revolving credit facility. In addition, the refinancing reduced margins on Eurodollar rate term loans to 2.625% from a weighted average of 3.15% previously and margins on base rate term loans to 1.625% from a weighted average of 2.15% previously. Concurrent with this refinancing, the CCO Holdings, LLC ("CCO Holdings") bridge loan was terminated.

The Company has a significant level of debt. The Company's long-term financing as of June 30, 2006 consists of $5.8 billion of credit facility debt, $13.2 billion accreted value of high-yield notes and $848 million accreted value of convertible senior notes. For the remainder of 2006, none of the Company’s debt matures, and in 2007 and 2008, $130 million and $50 million mature, respectively. In 2009 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations. The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, sales of assets, issuances of debt and equity securities and cash on hand. However, the mix of funding sources changes from period to period. For the six months ended June 30, 2006, the Company generated $205 million of net cash flows from operating activities, after paying cash interest of $791 million. In addition, the Company used approximately $539 million for purchases of property, plant and equipment. Finally, the Company had net cash flows from financing activities of $383 million.

The Company expects that cash on hand, cash flows from operating activities, proceeds from sales of assets, and the amounts available under its credit facilities will be adequate to meet its cash needs through 2007. The Company believes that cash flows from operating activities and amounts available under the Company’s credit facilities may not be sufficient to fund the Company’s operations and satisfy its interest and principal repayment obligations in 2008, and will not be sufficient to fund such needs in 2009 and beyond. The Company continues to work with its financial advisors in its approach to addressing liquidity, debt maturities and its overall balance sheet leverage.

Debt Covenants

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with the Company’s indentures, contain certain restrictive covenants, some of which require the Company to maintain specified financial ratios, and meet financial tests and to provide annual audited financial statements with an unqualified opinion from the Company’s independent auditors. As of June 30, 2006, the Company is in compliance with the covenants under its indentures and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months. As of June 30, 2006, the Company’s potential availability under its credit facilities totaled approximately $900 million, none of which was limited by covenant restrictions. In the past, the Company’s actual availability under its credit facilities has been limited by covenant restrictions. There can be no assurance that the Company’s actual availability under its credit facilities will not be limited by covenant restrictions in the future. However, pro forma for the closing of the asset sales on July 1, 2006, and the related application of net proceeds to repay amounts outstanding under the Company’s revolving credit facility, potential availability under the Company’s credit facilities as of June 30, 2006 would have been approximately $1.7 billion, although actual availability would have been limited to $1.3 billion because of limits imposed by covenant restrictions. Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with these covenants, including covenants tied to the Company’s operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

 obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Specific Limitations

Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $863 million, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries. As of June 30, 2006, Charter Holdco was owed $3 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on Charter's convertible senior notes. In addition, Charter has $74 million of U.S. government securities pledged as security for the next three scheduled semi-annual interest payments on Charter’s 5.875% convertible senior notes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, and Charter Operating notes unless there is no default under the applicable indenture, each applicable subsidiary’s leverage ratio test is met at the time of such distribution and, in the case of the convertible senior notes, other specified tests are met. For the quarter ended June 30, 2006, there was no default under any of these indentures and each such subsidiary met its applicable leverage ratio tests based on June 30, 2006 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at such time. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of such distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures. However, distributions for payment of interest on the convertible senior notes are further limited to when each applicable subsidiary’s leverage ratio test is met and other specified tests are met. There can be no assurance that the subsidiary will satisfy these tests at the time of such distribution.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met. For the quarter ended June 30, 2006, there was no default under Charter Holdings’ indentures and Charter Holdings met its leverage ratio test based on June 30, 2006 financial results. Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at such time. In the past, Charter Holdings has from time to time failed to meet this leverage ratio test. There can be no assurance that Charter Holdings will satisfy these tests at the time of such distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

3.	Sale of Assets

In 2006, the Company signed three separate definitive agreements to sell certain cable television systems serving a total of approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total of approximately $971 million. These cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the six months ended June 30, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction. In the third quarter of 2006, the Company expects to record a gain of approximately $200 million on the Cebridge Transaction. In addition, assets and liabilities to be sold have been presented as held for sale. Assets held for sale on the Company's balance

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

sheet as of June 30, 2006 included current assets of approximately $6 million, property, plant and equipment of approximately $319 million and franchises of approximately $443 million. Liabilities held for sale on the Company's balance sheet as of June 30, 2006 included current liabilities of approximately $7 million and other long-term liabilities of approximately $13 million.

During the second quarter of 2006, the Company determined, based on changes in the Company’s organizational and cost structure, that its asset groupings for long lived asset accounting purposes are at the level of their individual market areas, which are at a level below the Company’s geographic clustering. As a result, the Company has determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax for the three and six months ended June 30, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

Summarized consolidated financial information for the three and six months ended June 30, 2006 and 2005 for the West Virginia and Virginia cable systems is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$55	$57	$109	$113
Income before income taxes	$23	$10	$38	$19
Income tax benefit (expense)	$(3)	$(6)	$(4)	$10
Net income	$20	$4	$34	$29
Earnings per common share, basic and diluted	$0.06	$0.01	$0.11	$0.10

In July 2006, the Company closed the Cebridge Transaction and New Wave Transaction for net proceeds of approximately $896 million. The Company used the net proceeds from the asset sales to repay (but not reduce permanently) amounts outstanding under the Company’s revolving credit facility. The Orange Transaction is scheduled to close in the third quarter of 2006.

In 2005, the Company closed the sale of certain cable systems in Texas, West Virginia and Nebraska representing a total of approximately 33,000 analog video customers. During the six months ended June 30, 2005, certain of those cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the three and six months ended June 30, 2005 of approximately $8 million and $39 million, respectively.

4.	Franchises and Goodwill

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances. Franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographical clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

As of June 30, 2006 and December 31, 2005, indefinite-lived and finite-lived intangible assets are presented in the following table:

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,263	$--	$9,263	$9,806	$--	$9,806
Goodwill	61	--	61	52	--	52

	$9,324	$--	$9,324	$9,858	$--	$9,858
Finite-lived intangible assets:
Franchises with finite lives	$23	$6	$17	$27	$7	$20

For the six months ended June 30, 2006, the net carrying amount of indefinite-lived and finite-lived franchises was reduced by $441 million and $2 million, respectively, related to franchises reclassified as assets held for sale. For the six months ended June 30, 2006, franchises with indefinite lives also decreased $3 million related to a cable asset sale completed in the first quarter of 2006 and $99 million as a result of the asset impairment charges recorded related to assets held for sale (see Note 3). Franchise amortization expense for the three and six months ended June 30, 2006 was approximately $1 million and $1 million, respectively, and $1 million and $2 million for the three and six months ended June 30, 2005, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

For the six months ended June 30, 2006, the net carrying amount of goodwill increased $9 million as a result of the Company’s purchase of certain cable systems in Minnesota from Seren Innovations, Inc. in January 2006.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Accounts payable - trade	$86	$114
Accrued capital expenditures	64	73
Accrued expenses:
Interest	398	333
Programming costs	297	272
Franchise-related fees	55	67
Compensation	94	90
Other	226	242

	$1,220	$1,191

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

6.	Long-Term Debt

Long-term debt consists of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
Charter Communications, Inc.:
4.750% convertible senior notes due 2006	$--	$--	$20	$20
5.875% convertible senior notes due 2009	863	848	863	843
Charter Communications Holdings, LLC:
8.250% senior notes due 2007	105	105	105	105
8.625% senior notes due 2009	292	292	292	292
9.920% senior discount notes due 2011	198	198	198	198
10.000% senior notes due 2009	154	154	154	154
10.250% senior notes due 2010	49	49	49	49
11.750% senior discount notes due 2010	43	43	43	43
10.750% senior notes due 2009	131	131	131	131
11.125% senior notes due 2011	217	217	217	217
13.500% senior discount notes due 2011	94	94	94	94
9.625% senior notes due 2009	107	107	107	107
10.000% senior notes due 2011	137	136	137	136
11.750% senior discount notes due 2011	125	125	125	120
12.125% senior discount notes due 2012	113	106	113	100
CCH I Holdings, LLC:
11.125% senior notes due 2014	151	151	151	151
9.920% senior discount notes due 2014	471	471	471	471
10.000% senior notes due 2014	299	299	299	299
11.750% senior discount notes due 2014	815	815	815	781
13.500% senior discount notes due 2014	581	581	581	578
12.125% senior discount notes due 2015	217	203	217	192
CCH I, LLC:
11.000% senior notes due 2015	3,525	3,678	3,525	3,683
CCH II, LLC:
10.250% senior notes due 2010	2,051	2,042	1,601	1,601
CCO Holdings, LLC:
8¾% senior notes due 2013	800	795	800	794
Senior floating notes due 2010	550	550	550	550
Charter Communications Operating, LLC:
8% senior second lien notes due 2012	1,100	1,100	1,100	1,100
8 3/8% senior second lien notes due 2014	770	770	733	733
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	--	--	114	115
Credit Facilities
Charter Operating	5,800	5,800	5,731	5,731
	$19,758	$19,860	$19,336	$19,388

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date except as follows. The accreted value of the CIH notes issued in exchange for Charter Holdings notes and the portion of the CCH I notes issued in 2005 in

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

exchange for the 8.625% Charter Holdings notes due 2009 are recorded at the historical book values of the Charter Holdings notes for financial reporting purposes as opposed to the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due). As of June 30, 2006, the accreted value of the Company’s debt for legal purposes and notes indenture purposes is approximately $19.4 billion.

In January 2006, CCH II and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to Charter Operating, which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In March 2006, the Company exchanged $37 million of Renaissance Media Group LLC 10% senior discount notes due 2008 for $37 million principal amount of new Charter Operating 8 3/8% senior second-lien notes due 2014 issued in a private transaction under Rule 144A. The terms and conditions of the new Charter Operating 8 3/8% senior second-lien notes due 2014 are identical to Charter Operating’s currently outstanding 8 3/8% senior second-lien notes due 2014. In June 2006, the Company retired the remaining $77 million principal amount of Renaissance Media Group LLC’s 10% senior discount notes due 2008.

In June 2006, the Company retired the remaining $20 million principal amount of Charter’s 4.75% convertible senior notes due 2006.

Gain (loss) on extinguishment of debt

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan no later than April 2007), a $5.0 billion term loan due in 2013 and certain amendments to the existing $1.5 billion revolving credit facility. In addition, the refinancing reduced margins on Eurodollar rate term loans to 2.625% from a weighted average of 3.15% previously and margins on base rate term loans to 1.625% from a weighted average of 2.15% previously. Concurrent with this refinancing, the CCO Holdings bridge loan was terminated. The refinancing resulted in a loss on extinguishment of debt for the three and six months ended June 30, 2006 of approximately $27 million included in other income (expenses), net on the Company’s condensed consolidated statements of operations.

In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placements, approximately $333 million principal amount of new notes with terms identical to Charter Operating's 8.375% senior second lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007. The exchanges resulted in a loss on extinguishment of debt of approximately $1 million for the three months ended June 30, 2005 and a gain on extinguishment of debt of approximately $10 million for the six months ended June 30, 2005 included in other income (expenses), net on the Company’s condensed consolidated statements of operations. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.

During the three and six months ended June 30, 2005, the Company repurchased in private transactions from a small number of institutional holders, a total of $97 million and $131 million, respectively, principal amount of its 4.75% convertible senior notes due 2006. These transactions resulted in a net gain on extinguishment of debt of approximately $3 million and $4 million for the three and six months ended June 30, 2005, respectively, included in other income (expenses), net on the Company’s condensed consolidated statements of operations.

In March 2005, Charter’s subsidiary, CC V Holdings, LLC, redeemed all of its 11.875% notes due 2008, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of redemption was approximately $122 million and was funded through borrowings under the Charter Operating credit facilities. The redemption resulted in a loss on extinguishment of debt for the six months ended June 30, 2005 of approximately $5 million included in other income (expenses), net on the Company’s condensed consolidated statements of operations. Following such redemption, CC V Holdings, LLC and its subsidiaries (other than non-guarantor subsidiaries) became

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

guarantors under the Charter Operating credit facilities and granted a lien on their assets to the same extent as granted by the other guarantors under the credit facility.

7.	Minority Interest and Equity Interest of Charter Holdco

Charter is a holding company whose primary assets are a controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems, and $848 million and $863 million at June 30, 2006 and December 31, 2005, respectively, of mirror notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes. Minority interest on the Company’s consolidated balance sheets as of June 30, 2006 and December 31, 2005 primarily represents preferred membership interests in CC VIII, LLC ("CC VIII"), an indirect subsidiary of Charter Holdco, of $189 million and $188 million, respectively. As more fully described in Note 19, this preferred interest is held by Mr. Allen, Charter’s Chairman and controlling shareholder, and CCHC. Approximately 5.6% of CC VIII’s income is allocated to minority interest.

8.	Share Lending Agreement

Charter issued 94.9 million and 22.0 million shares of Class A common stock during 2005 and the six months ended June 30, 2006, respectively, in public offerings. The shares were issued pursuant to the share lending agreement, pursuant to which Charter had previously agreed to loan up to 150 million shares to Citigroup Global Markets Limited ("CGML"). Because less than the full 150 million shares covered by the share lending agreement were sold in offerings through June 30, 2006, Charter is obligated to issue until November 2006, at CGML’s request, up to an additional 33.1 million loaned shares in subsequent registered public offerings pursuant to the share lending agreement.

These offerings of Charter’s Class A common stock were conducted to facilitate transactions by which investors in Charter’s 5.875% convertible senior notes due 2009, issued on November 22, 2004, hedged their investments in the convertible senior notes. Charter did not receive any of the proceeds from the sale of this Class A common stock. However, under the share lending agreement, Charter received a loan fee of $.001 for each share that it lends to CGML.

The issuance of up to a total of 150 million shares of common stock (of which 116.9 million were issued in 2005 and 2006) pursuant to this share lending agreement is essentially analogous to a sale of shares coupled with a forward contract for the reacquisition of the shares at a future date. An instrument that requires physical settlement by repurchase of a fixed number of shares in exchange for cash is considered a forward purchase instrument. While the share lending agreement does not require a cash payment upon return of the shares, physical settlement is required (i.e., the shares borrowed must be returned at the end of the arrangement). The fair value of the 116.9 million shares lent is approximately $132 million as of June 30, 2006. However, the net effect on shareholders’ deficit of the shares lent pursuant to the share lending agreement, which includes Charter’s requirement to lend the shares and the counterparties’ requirement to return the shares, is de minimis and represents the cash received upon lending of the shares and is equal to the par value of the common stock to be issued.

The 116.9 million shares issued through June 30, 2006 pursuant to the share lending agreement are required to be returned, in accordance with the contractual arrangement, and are treated in basic and diluted earnings per share as if they were already returned and retired. Consequently, there is no impact of the shares of common stock lent under the share lending agreement in the earnings per share calculation.

9.	Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

loss, after giving effect to the minority interest share of such gains and losses. Comprehensive loss for the three months ended June 30, 2006 and 2005 was $381 million and $355 million, respectively, and $841 million and $704 million for the six months ended June 30, 2006 and 2005, respectively.

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

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For each of the three months ended June 30, 2006 and 2005, other income includes gains of $0, and for the six months ended June 30, 2006 and 2005, other income includes gains of $2 million and $1 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended June 30, 2006 and 2005, a gain of $1 million and $0, respectively, and for the six months ended June 30, 2006 and 2005, a gain of $0 and $9 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income in the Company’s condensed consolidated statements of operations. For the three months ended June 30, 2006 and 2005, other income includes gains of $3 million and losses of $1 million, respectively, and for the six months ended June 30, 2006 and 2005, other income includes gains of $9 million and $25 million, respectively, for interest rate derivative instruments not designated as hedges.

As of June 30, 2006 and December 31, 2005, the Company had outstanding $1.8 billion and $1.8 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Certain provisions of the Company’s 5.875% convertible senior notes due 2009 are considered embedded derivatives for accounting purposes and are required to be accounted for separately from the convertible senior notes. In accordance with SFAS No. 133, these derivatives are marked to market with gains or losses recorded in interest expense on the Company’s condensed consolidated statement of operations. For the three months ended June 30, 2006 and 2005, the Company recognized gains of $0 and $8 million, respectively, and for the six months ended June 30, 2006 and 2005, the Company recognized gains of $2 million and $27 million, respectively. The gains resulted in a reduction in interest expense related to these derivatives. At June 30, 2006 and December 31, 2005, $1 million and $1 million, respectively, is recorded in accounts payable and accrued expenses relating to the short-term portion of these

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

derivatives and $0 and $1 million, respectively, is recorded in other long-term liabilities related to the long-term portion.

11.	Revenues

Revenues consist of the following for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Video	$853	$821	$1,684	$1,623
High-speed Internet	261	218	506	425
Telephone	29	8	49	14
Advertising sales	79	73	147	135
Commercial	76	66	149	128
Other	85	80	168	156

	$1,383	$1,266	$2,703	$2,481

12.	Operating Expenses

Operating expenses consist of the following for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Programming	$379	$336	$755	$678
Service	205	186	408	356
Advertising sales	27	24	52	47

	$611	$546	$1,215	$1,081

13.	Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

General and administrative	$236	$220	$471	$418
Marketing	43	30	80	65

	$279	$250	$551	$483

Components of selling expense are included in general and administrative and marketing expense.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

14.	Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Loss on sale of assets, net	$--	$--	$--	$4
Special charges, net	7	(2)	10	2

	$7	$(2)	$10	$6

Special charges for the three and six months ended June 30, 2006 primarily represent severance associated with the closing of call centers and divisional restructuring. Special charges for the six months ended June 30, 2005 primarily represent severance costs as a result of reducing workforce, consolidating administrative offices and executive severance.

For the three and six months ended June 30, 2005, special charges were offset by approximately $2 million related to an agreed upon discount in respect of the portion of settlement consideration payable under the settlement terms of class action lawsuits.

15.	Other Income (Expenses), Net

Other income (expenses), net consists of the following for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Gain (loss) on derivative instruments and hedging activities, net	$3	$(1)	$11	$26
Gain (loss) on extinguishment of debt	(27)	1	(27)	8
Minority interest	(1)	(3)	(1)	(6)
Gain on investments	5	20	4	21
Other, net	(1)	--	3	--

	$(21)	$17	$(10)	$49

Gain on investments for the three and six months ended June 30, 2005 primarily represents a gain realized on an exchange of the Company’s interest in an equity investee for an investment in a larger enterprise.

16.	Income Taxes

All operations are held through Charter Holdco and its direct and indirect subsidiaries. Charter Holdco and the majority of its subsidiaries are limited liability companies that are not subject to income tax. However, certain of these subsidiaries are corporations and are subject to income tax. All of the taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members: Charter, Charter Investment, Inc. (“CII”) and Vulcan Cable III Inc. ("Vulcan Cable"). Charter is responsible for its share of taxable income or loss of Charter Holdco allocated to Charter in accordance with the Charter Holdco limited liability company agreement (the "LLC Agreement") and partnership tax rules and regulations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except share and per share amounts and where indicated)

As of June 30, 2006 and December 31, 2005, the Company had net deferred income tax liabilities of approximately $385 million and $325 million, respectively. Approximately $213 million and $212 million of the deferred tax liabilities recorded in the condensed consolidated financial statements at June 30, 2006 and December 31, 2005, respectively, relate to certain indirect subsidiaries of Charter Holdco, which file separate income tax returns.

During the three and six months ended June 30, 2006, the Company recorded $55 million and $64 million of income tax expense, respectively. Income tax expense of $3 million and $4 million was associated with discontinued operations for the same periods. During the three and six months ended June 30, 2005, the Company recorded $31 million and $46 million of income tax expense, respectively. Income tax expense of $6 million and income tax benefit of $10 million was associated with discontinued operations for the same periods.  Income tax expense is recognized through increases in the deferred tax liabilities related to Charter’s investment in Charter Holdco, as well as current federal and state income tax expense and increases to the deferred tax liabilities of certain of Charter’s indirect corporate subsidiaries. Income tax expense was offset by deferred tax benefits of $21 million related to asset impairment charges recorded in the six months ended June 30, 2006, and $6 million in the six months ended June 30, 2005. The Company recorded an additional deferred tax asset of approximately $130 million and $312 million during the three and six months ended June 30, 2006, respectively, relating to net operating loss carryforwards, but recorded a valuation allowance with respect to this amount because of the uncertainty of the ability to realize a benefit from the Company’s carryforwards in the future.

The Company has deferred tax assets of approximately $4.5 billion and $4.2 billion as of June 30, 2006 and December 31, 2005, respectively, which primarily relate to financial and tax losses allocated to Charter from Charter Holdco. The deferred tax assets include approximately $2.6 billion and $2.4 billion of tax net operating loss carryforwards as of June 30, 2006 and December 31, 2005, respectively (generally expiring in years 2007 through 2026), of Charter and its indirect corporate subsidiaries. Valuation allowances of $4.0 billion and $3.7 billion as of June 30, 2006 and December 31, 2005, respectively, exist with respect to these deferred tax assets.

Realization of any benefit from the Company’s tax net operating losses is dependent on: (1) Charter and its indirect corporate subsidiaries’ ability to generate future taxable income and (2) the absence of certain future "ownership changes" of Charter's common stock. An "ownership change" as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income the Company may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate the Company’s ability to use a substantial portion of its net operating losses to offset any future taxable income. Future transactions and the timing of such transactions could cause an ownership change. Such transactions include additional issuances of common stock by the Company (including but not limited to the issuance of up to a total of 150 million shares of common stock (of which 116.9 million were issued through June 30, 2006) under the share lending agreement), the issuance of shares of common stock upon future conversion of Charter’s convertible senior notes, reacquisition of the borrowed shares by Charter, or acquisitions or sales of shares by certain holders of Charter’s shares, including persons who have held, currently hold, or accumulate in the future five percent or more of Charter’s outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into CCI common stock). Many of the foregoing transactions are beyond management’s control.

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

Charter is a party to lawsuits and claims that arise in the ordinary course of conducting its business. The ultimate outcome of all of these legal matters pending against the Company or its subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

18.	Stock Compensation Plans

The Company has stock option plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 20,000,000 shares of charter Class A common stock), as each term is defined in the Plans. Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the Plans. Options granted generally vest over four to five years from the grant date, with 25% generally vesting on the anniversary of the grant date and ratably thereafter. Generally, options expire 10 years from the grant date. The Plans allow for the issuance of up to a total of 90,000,000 shares of Charter Class A common stock (or units convertible into Charter Class A common stock).

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the three months ended June 30, 2006 and 2005, respectively: risk-free interest rates of 5.0% and 3.8%; expected volatility of 91.0% and 70.1%; and expected lives of 6.25 years and 4.5 years, respectively. The following weighted average assumptions were used for grants during the six months ended June 30, 2006 and 2005, respectively: risk-free interest rates of 4.6% and 3.8%; expected volatility of 91.6% and 71.3%; and expected lives of 6.25 years and 4.5 years, respectively. The valuations assume no dividends are paid. During the three and six months ended June 30, 2006, the Company granted 0.1 million and 4.9 million stock options, respectively, with a weighted average exercise price of $1.02 and $1.07, respectively. As of June 30, 2006, the Company had 28.6 million and 10.7 million options outstanding and exercisable, respectively, with weighted average exercise prices of $3.97 and $7.27, respectively, and weighted average remaining contractual lives of 8 years and 6 years, respectively.

On January 1, 2006, the Company adopted revised SFAS No. 123, Share - Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the revised standard did not have a material impact on its financial statements. The Company recorded $3 million and $4 million of option compensation expense which is included in general and administrative expense for the three months ended June 30, 2006 and 2005, respectively, and $7 million and $8 million for the six months ended June 30, 2006 and 2005, respectively.

In February 2006, the Compensation and Benefits Committee of Charter’s Board of Directors approved a modification to the financial performance measures under Charter's Long-Term Incentive Program ("LTIP") required to be met for the performance shares to vest. After the modification, management believes that approximately 2.5 million of the performance shares are likely to vest. As such, expense of approximately $3 million will be amortized over the remaining two year service period. During the six months ended June 30, 2006, Charter granted an additional 8.0 million performance shares under the LTIP. The impacts of such grant and the modification of the 2005 awards was $1 million for the six months ended June 30, 2006.

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

CC VIII, LLC

As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC, Charter’s indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the "CC VIII interest") with an initial value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the "Comcast sellers"). Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast put right"). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen became the holder of the CC VIII interest, indirectly through an affiliate. In the event of a liquidation of CC VIII, the owners of the CC VIII interest would be entitled to a priority distribution with respect to a 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and the owners of the CC VIII interest in proportion to their capital accounts (which would have equaled the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003).

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

As of October 31, 2005, Mr. Allen, the Special Committee, Charter, Charter Holdco and certain of their affiliates, agreed to settle the dispute, and execute certain permanent and irrevocable releases pursuant to the Settlement Agreement and Mutual Release agreement dated October 31, 2005 (the "Settlement"). Pursuant to the Settlement, CII has retained 30% of its CC VIII interest (the "Remaining Interests"). The Remaining Interests are subject to certain transfer restrictions, including requirements that the Remaining Interests participate in a sale with other holders or that allow other holders to participate in a sale of the Remaining Interests, as detailed in the revised CC VIII Limited Liability Company Agreement. CII transferred the other 70% of the CC VIII interest directly and indirectly, through Charter Holdco, to a newly formed entity, CCHC (a direct subsidiary of Charter Holdco and the direct parent of Charter Holdings). Of the 70% of the CC VIII interest, 7.4% has been transferred by CII to CCHC for a subordinated exchangeable note with an initial accreted value of $48 million, accreting at 14% per annum, compounded quarterly, with a 15-year maturity (the "Note"). The remaining 62.6% has been transferred by CII to Charter Holdco, in accordance with the terms of the settlement for no additional monetary consideration. Charter Holdco contributed the 62.6% interest to CCHC.

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

CCHC has the right to redeem the Note under certain circumstances, for cash in an amount equal to the then accreted value. Such amount, if redeemed prior to February 28, 2009, would also include a make whole provision up to the accreted value through February 28, 2009. CCHC must redeem the Note at its maturity for cash in an amount equal to the initial stated value plus the accreted return through maturity.

The Board of Directors has determined that the transferred CC VIII interest will remain at CCHC for the present time, but there are currently no contractual or other obligations of CCHC that would prevent the contribution of those assets to a subsidiary of CCHC.

20.	Recently Issued Accounting Standards

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company will adopt FIN 48 effective January 1, 2007. The Company is currently assessing the impact of FIN 48 on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. ("Charter") is a holding company whose principal assets as of June 30, 2006 are a 48% controlling common equity interest in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as Charter’s convertible senior notes. "We," "us" and "our" refer to Charter and its subsidiaries.

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

The following table summarizes our customer statistics for analog and digital video, residential high-speed Internet and residential telephone as of June 30, 2006 and 2005:

	Approximate as of
	June 30,	June 30,
	2006 (a)	2005 (a)

Cable Video Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,600,300	5,683,400
Multi-dwelling (bulk) and commercial unit customers (c)	275,800	259,700
Total analog video customers (b)(c)	5,876,100	5,943,100

Digital Video:
Digital video customers (d)	2,889,000	2,685,600

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,375,100	2,022,200
Residential telephone customers (f)	257,600	67,800

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). At June 30, 2006 and 2005, "customers" include approximately 55,900 and 45,100 persons whose accounts were over 60 days past due in payment, approximately 14,300 and 8,200 persons whose accounts were over 90 days past due in payment, and approximately 8,900 and 4,500 of which were over 120 days past due in payment, respectively.

(b)
"Analog video customers" include all customers who receive video services (including those who also purchase high-speed Internet and telephone services) but excludes approximately 296,500 and 248,400 customers at June 30, 2006 and 2005, respectively, who receive high-speed Internet service only or telephone service only and who are only counted as high-speed Internet customers or telephone customers.

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

(d)
"Digital video customers" include all households that have one or more digital set-top terminals. Included in "digital video customers" on June 30, 2006 and 2005 are approximately 8,400 and 9,700 customers, respectively, that receive digital video service directly through satellite transmission.

(e)	"Residential high-speed Internet customers" represent those customers who subscribe to our high-speed Internet service.

(f)	"Residential telephone customers" include all households receiving telephone service.

Overview of Operations

We have a history of net losses. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our high level of debt and depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our cable properties. We expect that these expenses will remain significant, and we therefore expect to continue to report net losses for the foreseeable future. We had net losses of $841 million and $707 million for the six months ended June 30, 2006 and 2005, respectively.

For the three months ended June 30, 2006 and 2005, our operating income from continuing operations was $146 million and $100 million, respectively, and for the six months ended June 30, 2006 and 2005, our operating income from continuing operations was $138 million and $142 million, respectively. Operating income from continuing operations includes depreciation and amortization expense and asset impairment charges but excludes interest expense. We had operating margins of 11% and 8% for the three months ended June 30, 2006 and 2005, respectively, and 5% and 6% for the six months ended June 30, 2006 and 2005, respectively. The increase in operating income from continuing operations and operating margins for the three months ended June 30, 2006 compared to 2005 was principally due to lower asset impairment charges and a decrease in depreciation and amortization expense. We incurred asset impairment charges of $8 million during the three months ended June 30, 2005 that did not recur during the three months ended June 30, 2006. Depreciation and amortization decreased during the three months ended June 30, 2006 compared to the corresponding prior period primarily as a result of assets becoming fully depreciated.

Historically, our ability to fund operations and investing activities has depended on our continued access to credit under our credit facilities. We expect we will continue to borrow under our credit facilities from time to time to fund cash needs. The occurrence of an event of default under our credit facilities could result in borrowings from these credit facilities being unavailable to us and could, in the event of a payment default or acceleration, also trigger events of default under the indentures governing our outstanding notes and would have a material adverse effect on us. See "— Liquidity and Capital Resources."

Sale of Assets

In 2006, we signed three separate definitive agreements to sell certain cable television systems serving a total of approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total of approximately $971 million. These cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the six months ended June 30, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction. In the third quarter of 2006, we expect to record a gain of approximately $200 million on the Cebridge Transaction. In addition, assets and liabilities to be sold have been presented as held for sale. We have also determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax for the three and six months ended June 30, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share and share data):

	Three Months Ended June 30,
	2006		2005

Revenues	$1,383	100%	$1,266	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	611	44%	546	43%
Selling, general and administrative	279	20%	250	19%
Depreciation and amortization	340	25%	364	29%
Asset impairment charges	--	--	8	1%
Other operating (income) expenses, net	7	--	(2)	--

	1,237	89%	1,166	92%

Operating income from continuing operations	146	11%	100	8%

Interest expense, net	(475)		(451)
Other income (expenses), net	(21)		17

	(496)		(434)

Loss from continuing operations before income taxes	(350)		(334)

Income tax expense	(52)		(25)

Loss from continuing operations	(402)		(359)

Income from discontinued operations, net of tax	20		4

Net loss	(382)		(355)

Dividends on preferred stock - redeemable	--		(1)

Net loss applicable to common stock	$(382)		$(356)

Loss per common share, basic and diluted:
Loss from continuing operations	$(1.27)		$(1.18)
Net loss	$(1.20)		$(1.17)

Weighted average common shares outstanding, basic and diluted	317,646,946		303,620,347

Revenues. The overall increase in revenues from continuing operations in 2006 compared to 2005 is principally the result of an increase from June 30, 2005 of 343,800 high-speed Internet customers, 194,300 digital video customers and 189,800 telephone customers, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 41,400 analog video customers. Our goal is to increase revenues by improving customer service, which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as telephone, video on demand ("VOD"), high definition television and digital video recorder service.

Average monthly revenue per analog video customer increased to $81.54 for the three months ended June 30, 2006 from $74.07 for the three months ended June 30, 2005 primarily as a result of incremental revenues from advanced services and price increases. Average monthly revenue per analog video customer represents total quarterly revenue, divided by three, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended June 30,
	2006		2005		2006 over 2005
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$853	62%	$821	65%	$32	4%
High-speed Internet	261	19%	218	17%	43	20%
Telephone	29	2%	8	1%	21	263%
Advertising sales	79	6%	73	6%	6	8%
Commercial	76	5%	66	5%	10	15%
Other	85	6%	80	6%	5	6%

	$1,383	100%	$1,266	100%	$117	9%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Approximately $28 million of the increase was the result of price increases and incremental video revenues from existing customers and approximately $14 million was the result of an increase in digital video customers. The increases were offset by decreases of approximately $10 million related to a decrease in analog video customers.

Approximately $37 million of the increase in revenues from high-speed Internet services provided to our non-commercial customers related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $6 million related to the increase in average price of the service.

Revenues from telephone services increased primarily as a result of an increase of 189,800 telephone customers in 2006.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased primarily as a result of an increase in local advertising sales. For the three months ended June 30, 2006 and 2005, we received $4 million and $3 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from video and high-speed Internet services provided to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the three months ended June 30, 2006 and 2005, franchise fees represented approximately 52% and 54%, respectively, of total other revenues. The increase in other revenues was primarily the result of an increase in franchise fees of $2 million, installation revenue of $2 million and wire maintenance fees of $2 million.

Operating Expenses. Programming costs represented 62% of operating expenses for each of the three months ended June 30, 2006 and 2005, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended June 30, 2006,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$379	27%	$336	26%	$43	13%
Service	205	15%	186	15%	19	10%
Advertising sales	27	2%	24	2%	3	13%

	$611	44%	$546	43%	$65	12%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels, VOD and pay-per-view programming. The increase in programming costs was primarily a result of rate increases and increases in digital customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $4 million and $9 million for the three months ended June 30, 2006 and 2005, respectively.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living increases. We expect them to continue to increase due to a variety of factors, including annual increases imposed by programmers and additional programming being provided to customers as a result of system rebuilds and bandwidth reallocation, both of which increase channel capacity. In 2006, programming costs have increased and we expect will continue to increase at a higher rate than in 2005. These costs will be determined in part on the outcome of programming negotiations in 2006 and may be subject to offsetting events. Our increasing programming costs have resulted in declining operating margins on our video services because we have been unable to pass on all cost increases to our customers. We expect to partially offset the resulting margin compression on our traditional video services with revenue from advanced video services, increased telephone revenues, high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, costs of providing high-speed Internet service and telephone service, maintenance and pole rent expense. The increase in service costs resulted primarily from increased costs of providing high-speed Internet and telephone service of $7 million, increased labor and maintenance costs to support improved service levels and our advanced products of $4 million, higher fuel and utility prices of $4 million and franchise fees of $2 million. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased primarily as a result of increased salary, benefit and commission costs.

Selling, General and Administrative Expenses. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended June 30,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$236	17%	$220	17%	$16	7%
Marketing	43	3%	30	2%	13	43%

	$279	20%	$250	19%	$29	12%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, customer care center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses resulted primarily from a rise in salaries and benefits of $12 million, bad debt expense of $5 million, billing costs of $5 million, computer maintenance of $3 million and telephone expense of $2 million offset by decreases in consulting services of $8 million and property taxes of $1 million.

Marketing expenses increased as a result of increased spending in targeted marketing campaigns consistent with management’s strategy to increase revenues.

Depreciation and Amortization. Depreciation and amortization expense decreased by $24 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease in depreciation was primarily the result of assets becoming fully depreciated.

Asset Impairment Charges. Asset impairment charges for the three months ended June 30, 2005 represent the write-down of assets related to cable asset sales to fair value less costs to sell. See Note 3 to the condensed consolidated financial statements.

Other Operating (Income) Expenses, Net. Other operating expenses increased $9 million from other operating income of $2 million for the three months ended June 30, 2005 to other operating expense of $7 million for the three months ended June 30, 2006 as a result of a $9 million increase in special charges primarily related to severance associated with closing call centers and divisional restructuring.

Interest Expense, Net. Net interest expense increased by $24 million, or 5%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase in net interest expense was a result of an increase in our average borrowing rate from 8.92% in the three months ended June 30, 2005 to 9.40% in the three months ended June 30, 2006 and an increase of $1.2 billion in average debt outstanding from $19.2 billion for the three months ended June 30, 2005 compared to $20.4 billion for the three months ended June 30, 2006.

Other Income (Expenses), Net. Other income decreased from $17 million for the three months ended June 30, 2005 to other expense of $21 million for the three months ended June 30, 2006 primarily as a result of a $27 million loss on extinguishment of debt for the three months ended June 30, 2006 related to the Charter Operating credit facility refinancing in April 2006. In addition, the three months ended June 30, 2005 included a $20 million gain on investments recognized as a result of a gain realized on an exchange of our interest in an equity investee for an investment in a larger enterprise which did not recur in 2006. See Note 6 to the condensed consolidated financial statements. Other income also includes the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, and the pro rata share of the profits and losses of CC VIII.

Income Tax Expense. Income tax expense was recognized through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries.

Income From Discontinued Operations, Net of Tax.  Income from discontinued operations, net of tax increased from $4 million for the three months ended June 30, 2005 to $20 million for the three months ended June 30, 2006 primarily due to a decrease in depreciation for the three months ended June 30, 2006 as we ceased recognizing depreciation on the West Virginia and Virginia cable systems when we classified them as assets held for sale in the first quarter of 2006.

Net Loss. Net loss increased by $27 million, or 8%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 as a result of the factors described above.

Preferred Stock Dividends. On August 31, 2001, Charter issued 505,664 shares (and on February 28, 2003 issued an additional 39,595 shares) of Series A Convertible Redeemable Preferred Stock in connection with the Cable USA acquisition, on which Charter pays or accrues a quarterly cumulative cash dividend at an annual rate of 5.75% if paid or 7.75% if accrued on a liquidation preference of $100 per share. Beginning January 1, 2005, Charter accrues the dividend on its Series A Convertible Redeemable Preferred Stock. In November 2005, we repurchased 508,546 shares of our Series A Convertible Redeemable Preferred Stock. Following the repurchase, 36,713 shares of preferred stock remain outstanding.

Net Loss Per Common Share. Loss per common share increased by $0.03, or 3%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 as a result of the factors described above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share and share data):

	Six Months Ended June 30,
	2006		2005

Revenues	$2,703	100%	$2,481	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	1,215	45%	1,081	44%
Selling, general and administrative	551	20%	483	19%
Depreciation and amortization	690	26%	730	29%
Asset impairment charges	99	4%	39	2%
Other operating expenses, net	10	--	6	--

	2,565	95%	2,339	94%

Operating income from continuing operations	138	5%	142	6%

Interest expense, net	(943)		(871)
Other income (expenses), net	(10)		49

	(953)		(822)

Loss before income taxes	(815)		(680)

Income tax expense	(60)		(56)

Loss from continuing operations	(875)		(736)

Income from discontinued operations, net of tax	34		29

Net loss	(841)		(707)

Dividends on preferred stock - redeemable	--		(2)

Net loss applicable to common stock	$(841)		$(709)

Loss per common share, basic and diluted:
Loss from continuing operations	$(2.76)		$(2.43)
Net loss	$(2.65)		$(2.34)

Weighted average common shares outstanding, basic and diluted	317,531,492		303,465,474

Revenues. The overall increase in revenues from continuing operations in 2006 compared to 2005 is principally the result of an increase from June 30, 2005 of 343,800 high-speed Internet customers, 194,300 digital video customers and 189,800 telephone customers, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 41,400 analog video customers. Our goal is to increase revenues by improving customer service, which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as telephone, VOD, high definition television and digital video recorder service.

Average monthly revenue per analog video customer increased to $79.73 for the six months ended June 30, 2006 from $72.47 for the six months ended June 30, 2005 primarily as a result of incremental revenues from advanced services and price increases. Average monthly revenue per analog video customer represents total revenue for the six months ended during the respective period, divided by six, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Six Months Ended June 30,
	2006		2005		2006 over 2005
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$1,684	62%	$1,623	66%	$61	4%
High-speed Internet	506	19%	425	17%	81	19%
Telephone	49	2%	14	1%	35	250%
Advertising sales	147	5%	135	5%	12	9%
Commercial	149	6%	128	5%	21	16%
Other	168	6%	156	6%	12	8%

	$2,703	100%	$2,481	100%	$222	9%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Approximately $58 million of the increase was the result of price increases and incremental video revenues from existing customers and approximately $24 million was the result of an increase in digital video customers. The increases were offset by decreases of approximately $21 million related to a decrease in analog video customers.

Approximately $73 million of the increase in revenues from high-speed Internet services provided to our non-commercial customers related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $8 million related to the increase in average price of the service.

Revenues from telephone services increased primarily as a result of an increase of 189,800 telephone customers in 2006.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased primarily as a result of an increase in local advertising sales and a one-time ad buy by a programmer. For the six months ended June 30, 2006 and 2005, we received $10 million and $6 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from video and high-speed Internet services provided to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the six months ended June 30, 2006 and 2005, franchise fees represented approximately 53% of total other revenues. The increase in other revenues was primarily the result of an increase in franchise fees of $5 million, installation revenue of $3 million and wire maintenance fees of $4 million.

Operating Expenses. Programming costs represented 62% and 63% of operating expenses for the six months ended June 30, 2006 and 2005, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Six Months Ended June 30,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$755	28%	$678	27%	$77	11%
Service	408	15%	356	15%	52	15%
Advertising sales	52	2%	47	2%	5	11%

	$1,215	45%	$1,081	44%	$134	12%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels, VOD and pay-per-view programming. The increase in programming costs was primarily a result of rate increases and increases in digital video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $8 million and $17 million for the six months ended June 30, 2006 and 2005, respectively.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living increases. We expect them to continue to increase due to a variety of factors, including annual increases imposed by programmers and additional programming being provided to customers as a result of system rebuilds and bandwidth reallocation, both of which increase channel capacity. In 2006, programming costs have increased and we expect will continue to increase at a higher rate than in 2005. These costs will be determined in part on the outcome of programming negotiations in 2006 and may be subject to offsetting events. Our increasing programming costs have resulted in declining operating margins on our video services because we have been unable to pass on all cost increases to our customers. We expect to partially offset the resulting margin compression on our traditional video services with revenue from advanced video services, increased telephone revenues, high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, costs of providing high-speed Internet service and telephone service, maintenance and pole rent expense. The increase in service costs resulted primarily from increased costs of providing high-speed Internet and telephone service of $16 million, an increase in service personnel salaries and benefits of $14 million, higher fuel and utility prices of $8 million, increased labor and maintenance costs to support improved service levels and our advanced products of $7 million and franchise fees of $5 million. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased primarily as a result of increased salary, benefit and commission costs.

Selling, General and Administrative Expenses. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Six Months Ended June 30,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$471	17%	$418	17%	$53	13%
Marketing	80	3%	65	2%	15	23%

	$551	20%	$483	19%	$68	14%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, customer care center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses resulted primarily from a rise in salaries and benefits of $34 million, increases in billing costs of $7 million, computer maintenance of $5 million, bad debt expense of $5 million, telephone expense of $4 million, contractor labor of $3 million and property and casualty insurance of $2 million partially offset by decreases in consulting services of $8 million.

Marketing expenses increased as a result of increased spending in targeted marketing campaigns consistent with management’s strategy to increase revenues.

Depreciation and Amortization. Depreciation and amortization expense decreased by $40 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease in depreciation was primarily the result of assets becoming fully depreciated.

Asset Impairment Charges. Asset impairment charges for the six months ended June 30, 2006 and 2005 represent the write-down of assets related to cable asset sales to fair value less costs to sell. See Note 3 to the condensed consolidated financial statements.

Other Operating Expenses, Net. Other operating expenses, net increased $4 million as a result of an $8 million increase in special charges primarily related to severance associated with closing call centers and divisional restructuring and a $4 million decrease related to losses on sales of assets.

Interest Expense, Net. Net interest expense increased by $72 million, or 8%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase in net interest expense was a result of an increase in our average borrowing rate from 8.89% in the six months ended June 30, 2005 to 9.42% in the six months ended June 30, 2006 and an increase of $204 million in average debt outstanding from $19.4 billion for the six months ended June 30, 2005 compared to $19.6 billion for the six months ended June 30, 2006.

Other Income (Expenses), Net. Other income decreased $59 million from other income of $49 million for the six months ended June 30, 2005 to other expense of $10 million for the six months ended June 30, 2006 primarily as a result of a $35 million decrease in the gain (loss) on extinguishment of debt from an $8 million gain for the six months ended June 30, 2005 to a loss of $27 million for the six months ended June 30, 2006. See Note 6 to the condensed consolidated financial statements. Other income also decreased as a result of a $15 million decrease in net gains on derivative instruments and hedging activities as a result of decreases in gains on interest rate agreements that do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. In addition, the six months ended June 30, 2005 included a $20 million gain on investments for the six months ended June 30, 2005 recognized as a result of a gain realized on an exchange of our interest in an equity investee for an investment in a larger enterprise. Other income also includes the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, and the pro rata share of the profits and losses of CC VIII.

Income Tax Expense. Income tax expense was recognized through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. Income tax expense was offset by deferred tax benefits of $21 million and $6 million related to asset impairment charges recorded in the six months ended June 30, 2006 and 2005, respectively.

Income From Discontinued Operations, Net of Tax.  Income from discontinued operations, net of tax increased from $29 million for the six months ended June 30, 2005 to $34 million for the six months ended June 30, 2006 primarily due to a decrease in depreciation for the six months ended June 30, 2006 as we ceased recognizing depreciation on the West Virginia and Virginia cable systems when we classified them as assets held for sale in the first quarter of 2006.

Net Loss. Net loss increased by $134 million, or 19%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as a result of the factors described above.

Preferred Stock Dividends. On August 31, 2001, Charter issued 505,664 shares (and on February 28, 2003 issued an additional 39,595 shares) of Series A Convertible Redeemable Preferred Stock in connection with the Cable USA acquisition, on which Charter pays or accrues a quarterly cumulative cash dividend at an annual rate of 5.75% if paid or 7.75% if accrued on a liquidation preference of $100 per share. Beginning January 1, 2005, Charter accrues the dividend on its Series A Convertible Redeemable Preferred Stock. In November 2005, we repurchased 508,546 shares of our Series A Convertible Redeemable Preferred Stock. Following the repurchase, 36,713 shares of preferred stock remain outstanding.

Loss Per Common Share. Loss per common share increased by $0.31, or 13%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Financing Transactions

In January 2006, CCH II, LLC ("CCH II") and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to Charter Communications Operating, LLC ("Charter Operating"), which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan no later than April 2007), a $5.0 billion term loan due in 2013 and certain amendments to the existing $1.5 billion revolving credit facility. In addition, the refinancing reduced margins on Eurodollar rate term loans to 2.625% from a weighted average of 3.15% previously and margins on base rate term loans to 1.625% from a weighted average of 2.15% previously. Concurrent with this refinancing, the CCO Holdings, LLC ("CCO Holdings") bridge loan was terminated.

We have a significant level of debt. Our long-term financing as of June 30, 2006 consists of $5.8 billion of credit facility debt, $13.2 billion accreted value of high-yield notes and $848 million accreted value of convertible senior notes. For the remainder of 2006, none of the Company’s debt matures, and in 2007 and 2008, $130 million and $50 million mature, respectively. In 2009 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, sales of assets, issuances of debt and equity securities and cash on hand. However, the mix of funding sources changes from period to period. For the six months ended June 30, 2006, we generated $205 million of net cash flows from operating activities after paying cash interest of $791 million. In addition, we used approximately $539 million for purchases of property, plant and equipment. Finally, we had net cash flows from financing activities of $383 million. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our access to the debt and equity markets, the timing of possible asset sales and our ability to generate cash flows from operating activities. We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently believe unannounced future asset sales to be a significant source of liquidity.

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

Debt Covenants

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with our indentures, contain certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide annual audited financial statements with an unqualified opinion from our independent auditors. As of June 30, 2006, we are in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months. As of June 30, 2006, our potential availability under our credit facilities totaled approximately $900 million, none of which was limited by covenant restrictions. In the past, our actual availability under our credit facilities has been limited by covenant restrictions. There can be no assurance that our actual availability under our credit facilities will not be limited by covenant restrictions in the future. However, pro forma for the closing of the asset sales on July 1, 2006, and the related application of net proceeds to repay amounts outstanding under our revolving credit facility, potential availability under our credit facilities as of June 30, 2006 would have been approximately $1.7 billion, although actual availability would have been limited to $1.3 billion because of limits imposed by covenant restrictions. Continued access to our credit facilities is subject to our remaining in compliance with these covenants, including covenants tied to our operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Specific Limitations

Our ability to make interest payments on our convertible senior notes, and, in 2009, to repay the outstanding principal of our convertible senior notes of $863 million will depend on our ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries. As of June 30, 2006, Charter Holdco was owed $3 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on our convertible senior notes. In addition, Charter has $74 million of U.S. government securities pledged as security for the next three scheduled semi-annual interest payments on Charter’s 5.875% convertible senior notes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC, LLC) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default under the applicable indenture, each applicable subsidiary’s leverage ratio test is met at the time of such distribution and, in the case of our convertible senior notes, other specified tests are met. For the quarter ended June 30, 2006, there was no default under any of these indentures and each such subsidiary met its applicable leverage ratio tests based on June 30, 2006 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at such time. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of such distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures. However, distributions for payment of interest on our convertible senior notes are further limited to when each applicable subsidiary’s leverage ratio test is met and other specified tests are met. There can be no assurance that the subsidiary will satisfy these tests at the time of such distribution.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended June 30, 2006, there was no default under Charter Holdings’ indentures and Charter Holdings met its leverage ratio test based on June 30, 2006 financial results. Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at such time. In the past, Charter Holdings has from time to time failed to meet this leverage ratio test. There can be no assurance that Charter Holdings will satisfy these tests at the time of such distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

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

Sale of Assets

In July 2006, we closed the Cebridge Transaction and New Wave Transaction for net proceeds of approximately $896 million. We used the net proceeds from the asset sales to repay (but not reduce permanently) amounts outstanding under our revolving credit facility.  The Orange Transaction is scheduled to close in the third quarter of 2006.

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

Historical Operating, Financing and Investing Activities

Our cash flows include the cash flows related to our discontinued operations for all periods presented.

We held $56 million in cash and cash equivalents as of June 30, 2006 compared to $21 million as of December 31, 2005. For the six months ended June 30, 2006, we generated $205 million of net cash flows from operating activities after paying cash interest of $791 million. In addition, we used approximately $539 million for purchases of property, plant and equipment. Finally, we had net cash flows from financing activities of $383 million.

Operating Activities. Net cash provided by operating activities increased $24 million, or 13%, from $181 million for the six months ended June 30, 2005 to $205 million for the six months ended June 30, 2006. For the six months ended June 30, 2006, net cash provided by operating activities increased primarily as a result of changes in operating assets and liabilities that provided $107 million more cash during the six months ended June 30, 2006 than the corresponding period in 2005 coupled with an increase in revenue over cash costs offset by an increase in cash interest expense of $99 million over the corresponding prior period.

Investing Activities. Net cash used by investing activities for the six months ended June 30, 2006 and 2005 was $553 million and $477 million, respectively. Investing activities used $76 million more cash during the six months ended June 30, 2006 than the corresponding period in 2005 primarily as a result of increased cash used for the purchase of cable systems discussed above coupled with a decrease in our liabilities related to capital expenditures.

Financing Activities. Net cash provided by financing activities was $383 million for the six months ended June 30, 2006 and net cash used in financing activities was $314 million for the six months ended June 30, 2005. The increase in cash provided during the six months ended June 30, 2006 as compared to the corresponding period in 2005, was primarily the result of proceeds from the issuance of debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $539 million and $542 million for the six months ended June 30, 2006 and 2005, respectively. Capital expenditures decreased as a result of decreases in expenditures related to line extensions and support capital partially offset by increased spending on customer premise equipment as a result of increases in digital video, high-speed Internet and telephone customers. See the table below for more details. Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the six months ended June 30, 2006 and 2005, our liabilities related to capital expenditures decreased $9 million and increased $45 million, respectively.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and six months ended June 30, 2006 and 2005 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Customer premise equipment (a)	$128	$142	$258	$228
Scalable infrastructure (b)	63	47	97	89
Line extensions (c)	33	48	59	77
Upgrade/Rebuild (d)	14	12	23	22
Support capital (e)	60	82	102	126

Total capital expenditures	$298	$331	$539	$542

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

As of June 30, 2006 and December 31, 2005, our long-term debt totaled approximately $19.9 billion and $19.4 billion, respectively. This debt was comprised of approximately $5.8 billion and $5.7 billion of credit facilities debt, $13.2 billion and $12.8 billion accreted amount of high-yield notes and $848 million and $863 million accreted amount of convertible senior notes, respectively.

As of June 30, 2006 and December 31, 2005, the weighted average interest rate on the credit facility debt was approximately 8.0% and 7.8%, the weighted average interest rate on the high-yield notes was approximately 10.3% and 10.2%, and the weighted average interest rate on the convertible senior notes was approximately 6.4% and 6.3%, respectively, resulting in a blended weighted average interest rate of 9.5% and 9.3%, respectively. The interest rate on approximately 77% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of June 30, 2006 and December 31, 2005. The fair value of our high-yield notes was $11.0 billion and $10.4 billion at June 30, 2006 and December 31, 2005, respectively. The fair value of our convertible senior notes was $628 million and $647 million at June 30, 2006 and December 31, 2005, respectively. The fair value of our credit facilities is $5.8 billion and $5.7 billion at June 30, 2006 and December 31, 2005, respectively. The fair value of high-yield and convertible notes is based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

We do not hold or issue derivative instruments for trading purposes. We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For each of the three months ended June 30, 2006 and 2005, other income includes gains of $0, and for the six months ended June 30, 2006 and 2005, other income includes gains of $2 million and $1 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended June 30, 2006 and 2005, a gain of $1 million and $0, respectively, and for the six months ended June 30, 2006 and 2005, a gain of $0 and $9 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income in the Company’s condensed consolidated statements of operations. For the three months ended June 30, 2006 and 2005, other income includes gains of $3 million and losses of $1 million, respectively, and for the six months ended June 30, 2006 and 2005, other income includes gains of $9 million and $25 million, respectively, for interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of June 30, 2006 (dollars in millions):

	2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at June 30, 2006

Debt:
Fixed Rate	$--	$105	$--	$1,547	$2,143	$771	$8,842	$13,408	$11,058
Average Interest Rate	--	8.25%	--	7.48%	10.28%	11.01%	10.38%	10.06%

Variable Rate	$--	$25	$500	$50	$600	$850	$4,775	$6,350	$6,359
Average Interest Rate	--	8.21%	8.14%	8.22%	9.64%	8.66%	8.39%	8.75%

Interest Rate Instruments:
Variable to Fixed Swaps	$8980	$875	$--	$--	$--	$--	$--	$1,773	$6
Average Pay Rate	7.70%	7.58%	--	--	--	--	--	7.64%
Average Receive Rate	8.33%	8.31%	--	--	--	--	--	8.32%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at June 30, 2006.

At June 30, 2006 and December 31, 2005, we had outstanding $1.8 billion and $1.8 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Charter is a party to lawsuits and claims that have arisen in the ordinary course of conducting its business. The ultimate outcome of all of these legal matters pending against us or our subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Item 1A. Risk Factors

Risks Related to Significant Indebtedness of Us and Our Subsidiaries

We may not generate (or, in general, have available to the applicable obligor) sufficient cash flow or have access to additional external liquidity sources to fund our capital expenditures, ongoing operations and debt obligations.

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

Some of these factors are beyond our control. If we are unable to generate sufficient cash flow or access additional external liquidity sources, we may not be able to service and repay our debt, operate our business, respond to competitive challenges or fund our other liquidity and capital needs. Although our subsidiaries, CCH II and CCH II Capital Corp., sold $450 million principal amount of 10.250% senior notes due 2010 in January 2006 and our subsidiary, Charter Operating, completed a $6.85 billion refinancing of its credit facilities in April 2006, we may not be able to access additional sources of external liquidity on similar terms, if at all. We expect that cash on hand, cash flows from operating activities, proceeds from sales of assets and the amounts available under our credit facilities will be adequate to meet our cash needs through 2007. We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our interest and principal repayment obligations in 2008 and will not be sufficient to fund such needs in 2009 and beyond. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Charter Operating may not be able to access funds under its credit facilities if it fails to satisfy the covenant restrictions in its credit facilities, which could adversely affect our financial condition and our ability to conduct our business.

Our subsidiaries have historically relied on access to credit facilities in order to fund operations and to service parent company debt, and we expect such reliance to continue in the future. Our total potential borrowing availability under the Charter Operating credit facilities was approximately $900 million as of June 30, 2006, none of which was limited by covenant restrictions. In the past, our actual availability under our credit facilities has been limited by covenant restrictions. There can be no assurance that our actual availability under our credit facilities will not be limited by covenant restrictions in the future. However, pro forma for the closing of the asset sales on July 1, 2006, and the related application of net proceeds to repay amounts outstanding under our revolving credit facility, potential availability under our credit facilities as of June 30, 2006 would have been approximately $1.7 billion, although actual availability would have been limited to $1.3 billion because of limits imposed by covenant restrictions.

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

Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries. Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us.

Our sole assets are our equity interests in our subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make distributions to us is subject to their compliance with the terms of their credit facilities and indentures and indentures and restrictions under applicable law. Under the Delaware limited liability company act, our subsidiaries may only pay dividends to us if they have “surplus” as defined in the act. Under fraudulent transfer laws, our subsidiaries may not pay dividends to us if they are insolvent or are rendered insolvent thereby. While we believe that our subsidiaries currently have surplus and are not insolvent, there can be no assurance that our subsidiaries will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness. Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities. Several of our subsidiaries are also obligors under other senior high yield notes. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Covenants.” Our notes are structurally subordinated in right of payment to all of the debt and other liabilities of our subsidiaries. As of June 30, 2006, our total debt was approximately $19.9 billion, of which approximately $19.0 billion was structurally senior to our convertible notes.

In the event of bankruptcy, liquidation or dissolution of one or more of our subsidiaries, that subsidiary’s assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to us as an equity holder or otherwise. In that event:

•
the lenders under Charter Operating’s credit facilities and the holders of our subsidiaries’ other debt instruments will have the right to be paid in full before us from any of our subsidiaries’ assets; and

•
the holders of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of its assets that may reduce the amounts available for repayment to holders of our outstanding notes.

In addition, our outstanding notes are unsecured and therefore will be effectively subordinated in right of payment to all existing and future secured debt we may incur to the extent of the value of the assets securing such debt.

We and our subsidiaries have a significant amount of existing debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

Charter and its subsidiaries have a significant amount of debt and may (subject to applicable restrictions in their debt instruments) incur additional debt in the future. As of June 30, 2006, our total debt was approximately $19.9 billion, our shareholders’ deficit was approximately $5.8 billion and the deficiency of earnings to cover fixed charges for the three and six months ended June 30, 2006 was $326 million and $776 million, respectively.

As of June 30, 2006, Charter had outstanding approximately $863 million aggregate principal amount of convertible notes. We will need to raise additional capital and/or receive distributions or payments from our subsidiaries in order to satisfy our debt obligations in 2009. However, because of our significant indebtedness, our ability to raise additional capital at reasonable rates or at all is uncertain, and the ability of our subsidiaries to make distributions or payments to us is subject to availability of funds and restrictions under our and our subsidiaries’ applicable debt instruments. If we were to raise capital through the issuance of additional equity or to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution.

Our significant amount of debt could have other important consequences. For example, the debt will or could:

•
require us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, which will reduce our funds available for working capital, capital expenditures and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries and the economy at large;

•	place us at a disadvantage as compared to our competitors that have proportionately less debt;

•	make us vulnerable to interest rate increases, because a significant portion of our borrowings are, and will continue to be, at variable rates of interest;

•	expose us to increased interest expense as we refinance existing lower interest rate instruments;

•	adversely affect our relationship with customers and suppliers;

•	limit our ability to borrow additional funds in the future, if we need them, due to applicable financial and restrictive covenants in our debt; and

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

The breach of any covenants or obligations in the foregoing indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt, which in turn could trigger defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities or the indentures governing our convertible notes or our subsidiaries’ debt could adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our notes and Charter Operating’s credit facilities and other debt of our subsidiaries.

All of our and our subsidiaries’ outstanding debt is subject to change of control provisions. We may not have the ability to raise the funds necessary to fulfill our obligations under our indebtedness following a change of control, which would place us in default under the applicable debt instruments.

We may not have the ability to raise the funds necessary to fulfill our obligations under our and our subsidiaries’ notes and credit facilities following a change of control. Under the indentures governing our and our subsidiaries’ notes, upon the occurrence of specified change of control events, we are required to offer to repurchase all of these notes. However, Charter and our subsidiaries may not have sufficient funds at the time of the change of control event to make the required repurchase of these notes, and our subsidiaries are limited in their ability to make distributions or other payments to fund any required repurchase. In addition, a change of control under our credit facilities would result in a default under those credit facilities. Because such credit facilities and our subsidiaries’ notes are obligations of our subsidiaries, the credit facilities and our subsidiaries’ notes would have to be repaid by our subsidiaries before their assets could be available to us to repurchase our convertible senior notes. Our failure to make or complete a change of control offer would place us in default under our convertible senior notes. The failure of our subsidiaries to make a change of control offer or repay the amounts accelerated under their credit facilities would place them in default.

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

Our principal competitor for video services throughout our territory is direct broadcast satellite (“DBS”). Competition from DBS, including intensive marketing efforts and aggressive pricing has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years and continues to do so. The cable industry, including us, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area in the future. We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems service a higher concentration of such areas than those of other major cable service providers.

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

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our high level of debt and the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties. We expect that these expenses will remain significant, and we expect to continue to report net losses for the foreseeable future. We reported net losses applicable to common stock of $382 million and $356 million for the three months ended June 30, 2006 and 2005, respectively, and $841 million and $709 million for the six months ended June 30, 2006 and 2005, respectively. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

We may not have the ability to pass our increasing programming costs on to our customers, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of July 7, 2006, approximately 11% of our current programming contracts were expired, and approximately another 4% were scheduled to expire at or before the end of 2006. There can be no assurance that these agreements will be renewed on favorable or comparable terms. Our programming costs increased by approximately 13% and 11% in the three and six months ended June 30, 2006 compared to the corresponding periods in 2005, respectively. We expect our programming costs in 2006 to continue to increase at a higher rate than in 2005. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

If our required capital expenditures in 2006 and 2007 exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

During the three and six months ended June 30, 2006, we spent approximately $298 million and $539 million, respectively, on capital expenditures. During 2006, we expect capital expenditures to be approximately $1.0 billion to $1.1 billion. The actual amount of our capital expenditures depends on the level of growth in high-speed Internet and telephone customers and in the delivery of other advanced services, as well as the cost of introducing any new services. We may need additional capital in 2006 and 2007 if there is accelerated growth in high-speed Internet customers, telephone customers or in the delivery of other advanced services. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings, proceeds from asset sales or other sources, our growth, financial condition and results of operations could suffer materially.

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

Malicious and abusive Internet practices could impair our high-speed Internet services.

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

The Charter Operating credit facilities provide that the failure by (a) Mr. Allen, (b) his estate, spouse, immediate family members and heirs and (c) any trust, corporation, partnership or other entity, the beneficiaries, stockholders, partners or other owners of which consist exclusively of Mr. Allen or such other persons referred to in (b) above or a combination thereof, to maintain a 35% direct or indirect voting interest in the applicable borrower would result in a change of control default. Such a default could result in the acceleration of repayment of our and our subsidiaries’ indebtedness, including borrowings under the Charter Operating credit facilities.

Mr. Allen controls our stockholder voting and may have interests that conflict with your interests.

Mr. Allen has the ability to control us. Through his control as of June 30, 2006 of approximately 90% of the voting power of our capital stock, Mr. Allen is entitled to elect all but one of our board members and effectively has the voting power to elect the remaining board member as well. Mr. Allen thus has the ability to control fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of all of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets.

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

As of June 30, 2006, we had approximately $6.4 billion of tax net operating losses (resulting in a gross deferred tax asset of approximately $2.6 billion) expiring in the years 2007 through 2026. Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes except for deferred benefits available to offset certain deferred tax liabilities. Currently, such tax net operating losses can accumulate and be used to offset any of our future taxable income. An “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset future taxable income.

The issuance of up to a total of 150 million shares of our Class A common stock (of which a total of 116.9 million have been issued through June 2006) offered pursuant to a share lending agreement executed by Charter in connection with the issuance of the 5.875% convertible senior notes in November 2004, as well as possible future conversions of our convertible notes, significantly increases the risk that we will experience an ownership change in the future for tax purposes, resulting in a material limitation on the use of a substantial amount of our existing net operating loss carryforwards. As of June 30, 2006, the issuance of shares associated with the share lending agreement did not result in our experiencing an ownership change. However, future transactions and the timing of such transactions could cause an ownership change. Such transactions include additional issuances of common stock by us (including but not limited to issuances upon future conversion of our 5.875% convertible senior notes), reacquisitions of the borrowed shares by us, or acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into our Class A common stock). Many of the foregoing transactions are beyond our control.

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

Regulation of the cable industry has increased cable operators’ administrative and operational expenses and limited their revenues. Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;

•	rules and regulations relating to subscriber privacy;

•	limited rate regulation;

•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain consent to carry a broadcast station;

•	rules and regulations relating to provision of voice communications;

•	rules for franchise renewals and transfers; and

•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards and customer service requirements.

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

Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a license while negotiating renewal terms with the local franchising authorities. Approximately 12% of our franchises, covering approximately 13% of our analog video customers, were expired as of June 30, 2006. Approximately 4% of additional franchises, covering approximately an additional 6% of our analog video customers, will expire on or before December 31, 2006, if not renewed prior to expiration.

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

Different legislative proposals have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in at least five states in which we have operations and one of these newly enacted statutes is subject to court challenge. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of factors, including provisions withholding streamlined cable franchising from incumbents until after the expiration of their existing franchises. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. A proceeding is pending at the Federal Communications Commission ("FCC'') to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted. We are not yet able to determine what impact such proceeding may have on us.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. These overbuilds could adversely affect our growth, financial condition and results of operations by creating or increasing competition. As of June 30, 2006, we are aware of overbuild situations impacting approximately 8% of our estimated homes passed, and potential overbuild situations in areas servicing approximately an additional 5% of our estimated homes passed. Additional overbuild situations may occur in other systems.

Local franchise authorities have the ability to impose additional regulatory constraints on our business, which could further increase our expenses.

In addition to the franchise agreement, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. This additional regulation increases the cost of operating our business. We cannot assure you that the local franchising authorities will not impose new and more restrictive requirements. Local franchising authorities also generally have the power to reduce rates and order refunds on the rates charged for basic services.

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

Pole attachments are cable wires that are attached to poles. Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. The FCC clarified that a cable operator’s favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the Supreme Court of the United States. Despite the existing regulatory regime, utility pole owners in many areas are attempting to raise pole attachment fees and impose additional costs on cable operators and others. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies if the operator provides telecommunications services, in addition to cable service, over cable wires attached to utility poles. To date, Voice over Internet Protocol or VoIP service has not been classified as either a telecommunications service or cable service under the Communications Act. If VoIP were classified as a telecommunications service under the Communications Act by the FCC, a state Public Utility Commission, or an appropriate court, it might result in significantly increased pole attachment costs for us, which could adversely affect our financial condition and results of operations. Any significant increased costs could have a material adverse impact on our profitability and discourage system upgrades and the introduction of new products and services.

We may be required to provide access to our networks to other Internet service providers or restrictions could be imposed on our ability to manage our broadband infrastructure, either of which could significantly increase our competition and adversely affect our ability to provide new products and services.

A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision (and overruled a conflicting Ninth Circuit opinion) making it less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable provided Internet service as an “information service,” rather than a “telecommunications service.” Notwithstanding Brand X, there has been increasing advocacy by certain internet content providers and consumer groups for new federal laws or regulations to limiting the ability of broadband network owners (like Charter) to manage and control their own networks. The proposals might prevent network owners, for example, from charging bandwidth intensive content providers, such as certain online gaming, music, and video service providers, an additional fee to ensure quality delivery of the services to consumers. If we were required to allocate a portion of our bandwidth capacity to other Internet service providers, or were prohibited from charging heavy bandwidth intensive services a fee for use of our networks, we believe that it could impair our ability to use our bandwidth in ways that would generate maximum revenues.

If we were required to allocate a portion of our bandwidth capacity to other Internet service providers, or were prohibited from charging heavy bandwidth intensive services a fee for use of our networks, we believe that it would impair our ability to use our bandwidth in ways that would generate maximum revenues.

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

In 2002, we began to offer voice communications services on a limited basis over our broadband network. We continue to develop and deploy Voice over Internet Protocol or VoIP services. The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. The FCC has extended certain traditional telecommunications requirements, such as E911 and Universal Service requirements, to many VoIP providers, such as Charter. The FCC has also required that these VoIP providers comply with obligations applied to traditional telecommunications carriers to ensure their networks can accommodate law enforcement wiretaps by May 2007. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

Item 6. Exhibits.

The index to the exhibits begins on page 52 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

Dated: August 8, 2006	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

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

10.1
Amended and Restated Credit Agreement, dated as of April 28, 2006, among Charter Communications Operating, LLC, CCO Holdings, LLC, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 on the current report on Form 8-K of Charter Communications, Inc. filed April 28, 2006 (File No. 000-27927)).

10.2+
Charter Communications, Inc. 2005 Executive Cash Award Plan, amended for 2006 (incorporated by reference to Exhibit 10.1 on the current report on Form 8-K of Charter Communications, Inc. filed April 17, 2006 (File No. 000-27927)).

15.1*	Letter re Unaudited Interim Financial Statements.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-

Oxley Act of 2002 (Chief Financial Officer).

* Document attached

+ Management compensatory plan or arrangement