Form 10-Q
period 2006-09-30
CHARTER COMMUNICATIONS INC /MO/
filed 2006-10-31
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Number of shares of Class A common stock outstanding as of September 30, 2006: 426,699,355
Number of shares of Class B common stock outstanding as of September 30, 2006: 50,000

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended September 30, 2006

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2006. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Risk Factors" under Part II, Item 1A. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity" and "potential" among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

We have reviewed the condensed consolidated balance sheet of Charter Communications, Inc. and subsidiaries (the Company) as of September 30, 2006; the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005; and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2006, except as to Note 4, which is as of August 8, 2006, which includes explanatory paragraphs regarding the adoption, effective September 30, 2004, of EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, and effective January 1, 2003, of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

St. Louis, Missouri
October 30, 2006

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85	$21
Accounts receivable, less allowance for doubtful accounts of
$17 and $17, respectively	186	214
Prepaid expenses and other current assets	90	92
Total current assets	361	327

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $7,326 and $6,749, respectively	5,263	5,840
Franchises, net	9,221	9,826
Total investment in cable properties, net	14,484	15,666

OTHER NONCURRENT ASSETS	353	438

Total assets	$15,198	$16,431

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,360	$1,191
Total current liabilities	1,360	1,191

LONG-TERM DEBT	18,799	19,388
NOTE PAYABLE - RELATED PARTY	55	49
DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	602	517
MINORITY INTEREST	191	188
PREFERRED STOCK - REDEEMABLE; $.001 par value; 1 million
shares authorized; 36,713 shares issued and outstanding	4	4

SHAREHOLDERS’ DEFICIT:
Class A Common stock; $.001 par value; 1.75 billion shares authorized;
426,699,355 and 416,204,671 shares issued and outstanding, respectively	--	--
Class B Common stock; $.001 par value; 750 million
shares authorized; 50,000 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	5,309	5,241
Accumulated deficit	(11,140)	(10,166)
Accumulated other comprehensive income	4	5

Total shareholders’ deficit	(5,827)	(4,920)

Total liabilities and shareholders’ deficit	$15,198	$16,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUES	$1,388	$1,265	$4,091	$3,746

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	615	564	1,830	1,645
Selling, general and administrative	309	263	860	746
Depreciation and amortization	334	362	1,024	1,092
Asset impairment charges	60	--	159	39
Other operating expenses, net	4	22	14	28

	1,322	1,211	3,887	3,550

Operating income from continuing operations	66	54	204	196

OTHER INCOME AND (EXPENSES):
Interest expense, net	(466)	(462)	(1,409)	(1,333)
Other income, net	131	504	121	553

	(335)	42	(1,288)	(780)

Income (loss) from continuing operations before income taxes	(269)	96	(1,084)	(584)

INCOME TAX EXPENSE	(64)	(24)	(124)	(80)

Income (loss) from continuing operations	(333)	72	(1,208)	(664)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	200	4	234	33

Net income (loss)	(133)	76	(974)	(631)

Dividends on preferred stock - redeemable	--	(1)	--	(3)

Net income (loss) applicable to common stock	$(133)	$75	$(974)	$(634)

EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations, basic	$(1.02)	$0.23	$(3.77)	$(2.16)
Income (loss) from continuing operations, diluted	$(1.02)	$0.08	$(3.77)	$(2.16)
Net income (loss), basic	$(0.41)	$0.24	$(3.04)	$(2.06)
Net income (loss), diluted	$(0.41)	$0.09	$(3.04)	$(2.06)

Weighted average common shares outstanding, basic	326,910,632	316,214,740	320,680,698	307,761,930
Weighted average common shares outstanding, diluted	326,910,632	1,012,591,842	320,680,698	307,761,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(974)	$(631)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,032	1,134
Asset impairment charges	159	39
Noncash interest expense	108	188
Deferred income taxes	123	71
(Gain) loss on sale of assets, net	(198)	5
Option compensation expense, net	10	11
Gain on derivative instruments and hedging activities, net	(8)	(43)
Gain on extinguishment of debt	(101)	(504)
Other, net	(12)	7
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	46	(3)
Prepaid expenses and other assets	23	85
Accounts payable, accrued expenses and other	140	(241)

Net cash flows from operating activities	348	118

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(795)	(815)
Change in accrued expenses related to capital expenditures	4	36
Proceeds from sales of assets, including cable systems	988	38
Purchase of cable system	(42)	--
Purchase of investments	--	(3)
Proceeds from investments	42	17
Other, net	(1)	(2)

Net cash flows from investing activities	196	(729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	5,970	897
Repayments of long-term debt	(6,846)	(1,141)
Proceeds from issuance of debt	440	294
Payments for debt and equity issuance costs	(44)	(67)

Net cash flows from financing activities	(480)	(17)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64	(628)
CASH AND CASH EQUIVALENTS, beginning of period	21	650

CASH AND CASH EQUIVALENTS, end of period	$85	$22

CASH PAID FOR INTEREST	$1,121	$1,170

NONCASH TRANSACTIONS:
Issuance of debt by CCH I Holdings, LLC	$--	$2,423
Issuance of debt by CCH I, LLC	$419	$3,686
Issuance of debt by CCH II, LLC	$410	$--
Issuance of debt by Charter Communications Operating, LLC	$37	$333
Retirement of Charter Communications Holdings, LLC debt	$(796)	$(7,000)
Retirement of Renaissance Media Group LLC debt	$(37)	$--
Issuance of Class A common stock	$68	$--
Retirement of convertible notes	$(255)	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.     Organization and Basis of Presentation

Charter Communications, Inc. ("Charter") is a holding company whose principal assets at September 30, 2006 are the 52% controlling common equity interest in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes. Charter Holdco is the sole owner of CCHC, LLC ("CCHC"), which is the sole owner of Charter Communications Holdings, LLC ("Charter Holdings"). The condensed consolidated financial statements include the accounts of Charter, Charter Holdco, CCHC, Charter Holdings and all of their subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company." Charter has 100% voting control over Charter Holdco and had historically consolidated on that basis. Charter continues to consolidate Charter Holdco as a variable interest entity under Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46(R) Consolidation of Variable Interest Entities. Charter Holdco’s limited liability company agreement provides that so long as Charter’s Class B common stock retains its special voting rights, Charter will maintain a 100% voting interest in Charter Holdco. Voting control gives Charter full authority and control over the operations of Charter Holdco. All significant intercompany accounts and transactions among consolidated entities have been eliminated. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high definition television, video on demand, and telephone. The Company sells its cable video programming, high-speed Internet, telephone and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

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

Reclassifications

Certain 2005 amounts have been reclassified to conform with the 2006 presentation, including discontinued operations as discussed in Note 3.

2.     Liquidity and Capital Resources

The Company incurred net loss applicable to common stock of $133 million for the three months ended September 30, 2006, and $974 million and $634 million for the nine months ended September 30, 2006 and 2005, respectively. The Company had net income applicable to common stock of $75 million for the three months ended September 30, 2005. The Company’s net cash flows from operating activities were $348 million and $118 million for the nine months ended September 30, 2006 and 2005, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Recent Financing Transactions

In January 2006, CCH II, LLC ("CCH II") and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided to Charter Communications Operating, LLC ("Charter Operating"), which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

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

In September 2006, Charter Holdings and its wholly owned subsidiaries, CCH I, LLC (“CCH I”) and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings. Holders of Charter Holdings notes due in 2009-2010 tendered $308 million principal amount of notes for $250 million principal amount of new 10.25% CCH II notes due 2013 and $37 million principal amount of 11% CCH I notes due 2015. Holders of Charter Holdings notes due 2011-2012 tendered $490 million principal amount of notes for $425 million principal amount of 11% CCH I notes due 2015. The Charter Holdings notes received in the exchanges were thereafter distributed to Charter Holdings and retired. Also in September 2006, CCHC and CCH II completed the exchange of $450 million principal amount of Charter’s outstanding 5.875% senior convertible notes due 2009 for $188 million in cash, 45 million shares of Charter’s Class A Common Stock and $146 million principal amount of 10.25% CCH II notes due 2010. The convertible notes received in the exchange are held by CCHC.

The Company has a significant level of debt. The Company's long-term financing as of September 30, 2006 consists of $5.1 billion of credit facility debt, $13.3 billion accreted value of high-yield notes and $407 million accreted value of convertible senior notes. For the remainder of 2006, none of the Company’s debt matures, and in 2007 and 2008, $130 million and $50 million mature, respectively. In 2009 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations. The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, sales of assets, issuances of debt and equity securities and cash on hand. However, the mix of funding sources changes from period to period. For the nine months ended September 30, 2006, the Company generated $348 million of net cash flows from operating activities, after paying cash interest of $1.1 billion. In addition, the Company received proceeds from the sale of assets of approximately $988 million and used approximately $795 million for purchases of property, plant and equipment. Finally, the Company had net cash flows used in financing activities of $480 million.

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

Debt Covenants

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with the Company’s indentures, contain certain restrictive covenants, some of which require the Company to maintain specified financial ratios, and meet financial tests and to provide annual audited financial statements with an unqualified opinion from the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Company’s independent auditors. As of September 30, 2006, the Company is in compliance with the covenants under its indentures and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months. As of September 30, 2006, the Company’s potential availability under its credit facilities totaled approximately $1.6 billion, although the actual availability at that time was only $673 million because of limits imposed by covenant restrictions. Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with these covenants, including covenants tied to the Company’s operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Specific Limitations

Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $413 million, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of September 30, 2006, Charter Holdco was owed $3 million in intercompany loans from its subsidiaries and had $7 million in cash, which were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $75 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s convertible senior notes scheduled in November 2006 and in 2007.  CCHC also holds $450 million of Charter’s convertible senior notes.  As a result, if CCHC continues to hold those notes, CCHC will receive interest payments on the convertible senior notes from the pledged government securities.  The cumulative amount of interest payments expected to be received by CCHC may be available to be distributed to pay interest on the outstanding $413 million of the convertible senior notes due in 2008 and May 2009, although CCHC may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, and Charter Operating notes unless there is no default under the applicable indenture and each applicable subsidiary’s leverage ratio test is met at the time of such distribution. For the quarter ended September 30, 2006, there was no default under any of these indentures. However, certain of the Company’s subsidiaries did not meet their applicable leverage ratio tests based on September 30, 2006 financial results. As a result, distributions from certain of the Company’s subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met. For the quarter ended September 30, 2006, there was no default under Charter Holdings’ indentures and the other specified tests were met. However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on September 30, 2006 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.     Sale of Assets

In 2006, the Company sold certain cable television systems serving a total of approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million. The Company used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of the Company’s credit facilities. These cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the nine months ended September 30, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction. Also in the third quarter of 2006, the Company recorded asset impairment charges of $60 million related to other cable systems meeting the criteria of assets held for sale.

During the second quarter of 2006, the Company determined, based on changes in the Company’s organizational and cost structure, that its asset groupings for long lived asset accounting purposes are at the level of their individual market areas, which are at a level below the Company’s geographic clustering. As a result, the Company has determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems, including a gain of $200 million on the closing of the transaction, have been presented as discontinued operations, net of tax for the three and nine months ended September 30, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

Summarized consolidated financial information for the three and nine months ended September 30, 2006 and 2005 for the West Virginia and Virginia cable systems is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$--	$53	$109	$166
Income before income taxes	$200	$9	$238	$28
Income tax benefit (expense)	$--	$(5)	$(4)	$5
Net income	$200	$4	$234	$33
Earnings per common share, basic	$0.61	$0.01	$0.73	$0.11
Earnings per common share, diluted	$0.61	$--	$0.73	$0.11

In 2005, the Company closed the sale of certain cable systems in Texas, West Virginia and Nebraska representing a total of approximately 33,000 analog video customers. During the nine months ended September 30, 2005, certain of those cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the nine months ended September 30, 2005 of approximately $39 million.

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

As of September 30, 2006 and December 31, 2005, indefinite-lived and finite-lived intangible assets are presented in the following table:

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,204	$--	$9,204	$9,806	$--	$9,806
Goodwill	61	--	61	52	--	52

	$9,265	$--	$9,265	$9,858	$--	$9,858
Finite-lived intangible assets:
Franchises with finite lives	$23	$6	$17	$27	$7	$20

For the nine months ended September 30, 2006, the net carrying amount of indefinite-lived and finite-lived franchises was reduced by $455 million and $2 million, respectively, related to cable asset sales completed in the first and third quarter of 2006 and $147 million as a result of the asset impairment charges recorded related to these cable asset sales (see Note 3). Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. Franchise amortization expense for the three and nine months ended September 30, 2006 was approximately $0 and $1 million, respectively, and for the three and nine months ended September 30, 2005 was approximately $1 million and $3 million, respectively. The Company expects that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

For the nine months ended September 30, 2006, the net carrying amount of goodwill increased $9 million as a result of the Company’s purchase of certain cable systems in Minnesota from Seren Innovations, Inc. in January 2006.

5.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Accounts payable - trade	$85	$114
Accrued capital expenditures	77	73
Accrued expenses:
Interest	513	333
Programming costs	273	269
Franchise-related fees	58	67
Compensation	105	90
Other	249	245

	$1,360	$1,191

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

6.     Long-Term Debt

Long-term debt consists of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
Charter Communications, Inc.:
4.750% convertible senior notes due 2006	$--	$--	$20	$20
5.875% convertible senior notes due 2009	413	407	863	843
Charter Communications Holdings, LLC:
8.250% senior notes due 2007	105	105	105	105
8.625% senior notes due 2009	187	187	292	292
9.920% senior discount notes due 2011	63	63	198	198
10.000% senior notes due 2009	105	105	154	154
10.250% senior notes due 2010	32	32	49	49
11.750% senior discount notes due 2010	21	21	43	43
10.750% senior notes due 2009	71	71	131	131
11.125% senior notes due 2011	52	52	217	217
13.500% senior discount notes due 2011	62	62	94	94
9.625% senior notes due 2009	52	52	107	107
10.000% senior notes due 2011	71	71	137	136
11.750% senior discount notes due 2011	55	55	125	120
12.125% senior discount notes due 2012	91	88	113	100
CCH I Holdings, LLC:
11.125% senior notes due 2014	151	151	151	151
9.920% senior discount notes due 2014	471	471	471	471
10.000% senior notes due 2014	299	299	299	299
11.750% senior discount notes due 2014	815	815	815	781
13.500% senior discount notes due 2014	581	581	581	578
12.125% senior discount notes due 2015	217	210	217	192
CCH I, LLC:
11.000% senior notes due 2015	3,987	4,094	3,525	3,683
CCH II, LLC:
10.250% senior notes due 2010	2,198	2,190	1,601	1,601
10.250% senior notes due 2013	250	262	--	--
CCO Holdings, LLC:
8¾% senior notes due 2013	800	795	800	794
Senior floating notes due 2010	550	550	550	550
Charter Communications Operating, LLC:
8.000% senior second lien notes due 2012	1,100	1,100	1,100	1,100
8 3/8% senior second lien notes due 2014	770	770	733	733
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	--	--	114	115
Credit Facilities
Charter Operating	5,140	5,140	5,731	5,731
	$18,709	$18,799	$19,336	$19,388

 The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date except as follows. Certain of the CIH notes,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

CCH I notes and CCH II notes issued in exchange for Charter Holdings notes and Charter convertible notes in 2005 and 2006 are recorded for financial reporting purposes at values different from the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due). As of September 30, 2006, the accreted value of the Company’s debt for legal purposes and notes indenture purposes is approximately $18.5 billion.

In January 2006, CCH II and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to Charter Operating, which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In March 2006, the Company exchanged $37 million of Renaissance Media Group LLC 10% senior discount notes due 2008 for $37 million principal amount of new Charter Operating 8 3/8% senior second-lien notes due 2014 issued in a private transaction. The terms and conditions of the new Charter Operating 8 3/8% senior second-lien notes due 2014 are identical to Charter Operating’s currently outstanding 8 3/8% senior second-lien notes due 2014. In June 2006, the Company retired the remaining $77 million principal amount of Renaissance Media Group LLC’s 10% senior discount notes due 2008.

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

In September 2006, Charter Holdings, CCH I and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings for $250 million principal amount of new 10.25% CCH II notes due 2013 and $462 million principal amount of 11% CCH I notes due 2015. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.

Also in September 2006, CCHC and CCH II completed the exchange of $450 million principal amount of Charter’s outstanding 5.875% senior convertible notes due 2009 for $188 million in cash, 45 million shares of Charter’s Class A common stock valued at $68 million and $146 million principal amount of 10.25% CCH II notes due 2010. The convertible notes received in the exchange are held by CCHC.

7.     Minority Interest and Equity Interest of Charter Holdco

Charter is a holding company whose primary assets are a controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems, and $863 million at September 30, 2006 and December 31, 2005 of mirror notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes. Minority interest on the Company’s consolidated balance sheets as of September 30, 2006 and December 31, 2005 primarily represents preferred membership interests in CC VIII, LLC ("CC VIII"), an indirect subsidiary of Charter Holdco, of $191 million and $188 million, respectively. As more fully described in Note 20, this preferred interest is held by Mr. Allen, Charter’s Chairman and controlling shareholder, and CCH I. Approximately 5.6% of CC VIII’s income is allocated to minority interest.

8.     Share Lending Agreement

Charter issued 94.9 million and 22.0 million shares of Class A common stock during 2005 and the nine months ended September 30, 2006, respectively, in public offerings. The shares were issued pursuant to the share lending agreement, pursuant to which Charter had previously agreed to loan up to 150 million shares to Citigroup Global

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Markets Limited ("CGML"). Because less than the full 150 million shares covered by the share lending agreement were sold in offerings through September 30, 2006, Charter is obligated until November 2006 to issue, at CGML’s request, up to an additional 33.1 million loaned shares in subsequent registered public offerings pursuant to the share lending agreement.

These offerings of Charter’s Class A common stock were conducted to facilitate transactions by which investors in Charter’s 5.875% convertible senior notes due 2009, issued on November 22, 2004, hedged their investments in the convertible senior notes. Charter did not receive any of the proceeds from the sale of this Class A common stock. However, under the share lending agreement, Charter received a loan fee of $.001 for each share that it lends to CGML. As of September 30, 2006, 57.4 million shares had been returned under the share lending agreement.

The issuance of up to a total of 150 million shares of common stock (of which 116.9 million were issued in 2005 and 2006) pursuant to this share lending agreement is essentially analogous to a sale of shares coupled with a forward contract for the reacquisition of the shares at a future date. An instrument that requires physical settlement by repurchase of a fixed number of shares in exchange for cash is considered a forward purchase instrument. While the share lending agreement does not require a cash payment upon return of the shares, physical settlement is required (i.e., the shares borrowed must be returned at the end of the arrangement). The fair value of the 59.5 million loaned shares outstanding is approximately $90 million as of September 30, 2006. However, the net effect on shareholders’ deficit of the shares lent pursuant to the share lending agreement, which includes Charter’s requirement to lend the shares and the counterparties’ requirement to return the shares, is de minimis and represents the cash received upon lending of the shares and is equal to the par value of the common stock to be issued.

The 59.5 million shares issued through September 30, 2006 and still outstanding pursuant to the share lending agreement are required to be returned, in accordance with the contractual arrangement, and are treated in basic and diluted earnings per share as if they were already returned and retired. Consequently, there is no impact of the shares of common stock lent under the share lending agreement in the earnings per share calculation.

9.     Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss, after giving effect to the minority interest share of such gains and losses. Comprehensive loss for the three months ended September 30, 2006 was $134 million and was $975 million and $627 million for the nine months ended September 30, 2006 and 2005, respectively. Comprehensive income for the three months ended September 30, 2005 was $77 million.

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

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended September 30, 2006 and 2005, other income, net includes gains of $0 and $1 million, respectively, and for each of the nine months ended September 30, 2006 and 2005, other income, net includes gains of $2 million which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended September 30, 2006 and 2005, a loss of $1 million and a gain of $5 million, respectively, and for the nine months ended September 30, 2006 and 2005, a loss of $1 million and a gain of $14 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income in the Company’s condensed consolidated statements of operations. For the three months ended September 30, 2006 and 2005, other income, net includes losses of $3 million and gains of $16 million, respectively, and for the nine months ended September 30, 2006 and 2005, other income, net includes gains of $6 million and $41 million, respectively, for interest rate derivative instruments not designated as hedges.

As of September 30, 2006 and December 31, 2005, the Company had outstanding $1.7 billion and $1.8 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Certain provisions of the Company’s 5.875% convertible senior notes due 2009 are considered embedded derivatives for accounting purposes and are required to be accounted for separately from the convertible senior notes. In accordance with SFAS No. 133, these derivatives are marked to market with gains or losses recorded in interest expense on the Company’s condensed consolidated statement of operations. For the three months ended September 30, 2006 and 2005, the Company recognized $0 and a loss of $1 million, respectively, and for the nine months ended September 30, 2006 and 2005, the Company recognized gains of $2 million and $26 million, respectively. The gains resulted in a decrease in interest expense related to these derivatives and losses resulted in an increase in interest expense. At September 30, 2006 and December 31, 2005, $1 million and $1 million, respectively, is recorded in accounts payable and accrued expenses relating to the short-term portion of these derivatives and $0 and $1 million, respectively, is recorded in other long-term liabilities related to the long-term portion.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

11.     Revenues

Revenues consist of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Video	$836	$811	$2,520	$2,434
High-speed Internet	267	222	773	647
Telephone	37	9	86	23
Advertising sales	81	72	228	207
Commercial	78	68	227	196
Other	89	83	257	239

	$1,388	$1,265	$4,091	$3,746

12.     Operating Expenses

Operating expenses consist of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Programming	$371	$343	$1,126	$1,021
Service	216	196	624	552
Advertising sales	28	25	80	72

	$615	$564	$1,830	$1,645

13.     Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

General and administrative	$253	$226	$724	$644
Marketing	56	37	136	102

	$309	$263	$860	$746

Components of selling expense are included in general and administrative and marketing expense.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

14.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Loss on sale of assets, net	$2	$1	$2	$5
Hurricane asset retirement loss	--	19	--	19
Special charges, net	2	2	12	4

	$4	$22	$14	$28

Special charges, net for the three and nine months ended September 30, 2006 primarily represent severance associated with the closing of call centers and divisional restructuring. Special charges, net for the three and nine months ended September 30, 2005 primarily represent severance costs as a result of reducing workforce, consolidating administrative offices and executive severance.

For the three and nine months ended September 30, 2005, hurricane asset retirement loss represents the write off of $19 million of the Company’s plants’ net book value as a result of significant plant damage suffered by certain of the Company’s cable systems in Louisiana as a result of hurricanes Katrina and Rita.

For the nine months ended September 30, 2005, special charges, net were offset by approximately $2 million related to an agreed upon discount in respect of the portion of settlement consideration payable under the settlement terms of class action lawsuits.

15.     Other Income, Net

Other income, net consists of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Gain (loss) on derivative instruments and hedging activities, net	$(3)	$17	$8	$43
Gain on extinguishment of debt	128	490	101	498
Minority interest	(2)	(3)	(3)	(9)
Gain on investments	8	--	12	21
Other, net	--	--	3	--

	$131	$504	$121	$553

Gain on extinguishment of debt

The exchange in September 2006 between Charter Holdings and CCH I and CCH II resulted in a gain on extinguishment of debt for the three and nine months ended September 30, 2006 of approximately $108 million. The exchange in September 2006 between Charter and CCHC and CCH II resulted in a gain on extinguishment of debt for the three and nine months ended September 30, 2006 of approximately $20 million. See Note 6.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Charter Operating refinancing in April 2006 resulted in a loss on extinguishment of debt for the three and nine months ended September 30, 2006 of approximately $27 million. See Note 6.

In September 2005, Charter Holdings and its wholly owned subsidiaries, CCH I and CIH, completed the exchange of approximately $6.8 billion total principal amount of outstanding debt securities of Charter Holdings for $3.5 billion principal amount of new 11% CCH I senior secured notes due 2015. Holders of Charter Holdings notes due 2011 and 2012 exchanged $845 million principal amount of notes for $662 million and $2.5 billion principal amount of various series of new CIH notes. The exchanges resulted in a net gain on extinguishment of debt for the three and nine months ended September 30, 2005 of approximately $490 million.

In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placements, approximately $333 million principal amount of new notes with terms identical to Charter Operating's 8.375% senior second lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007. The exchanges resulted in a gain on extinguishment of debt of approximately $10 million for the nine months ended September 30, 2005.

During the nine months ended September 30, 2005, the Company repurchased in private transactions from a small number of institutional holders, a total of $131 million principal amount of its 4.75% convertible senior notes due 2006. These transactions resulted in a net gain on extinguishment of debt of approximately $4 million for the nine months ended September 30, 2005.

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

Gain on investments

Gain on investments for the three and nine months ended September 30, 2006 represents gains realized on the sale of investments. Gain on investments for the nine months ended September 30, 2005 primarily represents a gain realized on an exchange of the Company’s interest in an equity investee for an investment in a larger enterprise.

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

As of September 30, 2006 and December 31, 2005, the Company had net deferred income tax liabilities of approximately $435 million and $325 million, respectively. Approximately $199 million and $212 million of the deferred tax liabilities recorded in the condensed consolidated financial statements at September 30, 2006 and December 31, 2005, respectively, relate to certain indirect subsidiaries of Charter Holdco, which file separate income tax returns.

During the three and nine months ended September 30, 2006, the Company recorded $64 million and $128 million of income tax expense, respectively. Income tax expense of $0 and $4 million was associated with discontinued operations for the same periods. During the three and nine months ended September 30, 2005, the Company

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

recorded $29 million and $75 million of income tax expense, respectively. Income tax expense of $5 million and income tax benefit of $5 million was associated with discontinued operations for the same periods. Income tax expense is recognized through increases in the deferred tax liabilities related to Charter’s investment in Charter Holdco, as well as current federal and state income tax expense and increases to the deferred tax liabilities of certain of Charter’s indirect corporate subsidiaries.

Increases in the deferred tax liabilities related to Charter’s investment in Charter Holdco occurred as a result of cable asset sales. Income tax expense was offset by deferred tax benefits of $9 million and $30 million related to asset impairment charges recorded in the three and nine months ended September 30, 2006, respectively. Additionally, income tax expense was offset by deferred tax benefits of $6 million related to asset impairment charges recorded in the nine months ended September 30, 2005.

The Company recorded an additional deferred tax asset of approximately $25 million and $337 million during the three and nine months ended September 30, 2006, respectively, relating to net operating loss carryforwards, but recorded a valuation allowance with respect to this amount because of the uncertainty of the ability to realize a benefit from the Company’s carryforwards in the future. The Company has deferred tax assets of approximately $4.5 billion and $4.2 billion as of September 30, 2006 and December 31, 2005, respectively, which primarily relate to financial and tax losses allocated to Charter from Charter Holdco. The deferred tax assets include approximately $2.6 billion and $2.4 billion of tax net operating loss carryforwards as of September 30, 2006 and December 31, 2005, respectively (generally expiring in years 2007 through 2026), of Charter and its indirect corporate subsidiaries. Valuation allowances of $4.0 billion and $3.7 billion as of September 30, 2006 and December 31, 2005, respectively, exist with respect to these deferred tax assets.

Realization of any benefit from the Company’s tax net operating losses is dependent on: (1) Charter and its indirect corporate subsidiaries’ ability to generate future taxable income and (2) the absence of certain future deemed "ownership changes" of Charter's common stock. An "ownership change" as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income the Company may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate the Company’s ability to use a substantial portion of its net operating losses to offset any future taxable income. Future transactions and the timing of such transactions could cause an ownership change. Such transactions include additional issuances of common stock by the Company (including but not limited to the issuance of up to a total of 150 million shares of common stock (of which 116.9 million were issued September 30, 2006) under the share lending agreement), the issuance of shares of common stock upon future conversion of Charter’s convertible senior notes, reacquisition of the borrowed shares by Charter (of which 57.4 million were returned through September 30, 2006), or acquisitions or sales of shares by certain holders of Charter’s shares, including persons who have held, currently hold, or accumulate in the future five percent or more of Charter’s outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into CCI common stock). Many of the foregoing transactions are beyond management’s control.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2003 and 2002. In addition, one of the Company’s indirect corporate subsidiaries is under examination by the Internal Revenue Service for the tax year ended December 31, 2004. The Company’s results (excluding Charter and the indirect corporate subsidiaries, with the exception of the indirect corporate subsidiary under examination) for these years are subject to this examination. Management does not expect the results of this examination to have a material adverse effect on the Company’s condensed consolidated financial condition or results of operations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

17.     Contingencies

The Company is a defendant or co-defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases, and, in many cases, the Company expects that any potential liability would be the responsibility of its equipment vendors pursuant to applicable contractual indemnification provisions. In the event that a court ultimately determines that the Company infringes on any intellectual property rights, it may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers. While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, the lawsuits could be material to the Company’s consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to the Company’s consolidated financial condition, results of operations or liquidity.

Charter is a party to other lawsuits and claims that arise in the ordinary course of conducting its business. The ultimate outcome of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

18.     Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, convertible debt, convertible redeemable preferred stock and exchangeable membership units. Basic loss per share equals diluted loss per share for the three months ended September 30, 2006 and the nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30, 2005
	Earnings	Earnings from Continuing Operations	Shares	Earnings Per Share	Earnings Per Share from Continuing Operations

Basic earnings per share	$75	$71	316,214,740	$0.24	$0.23

Effect of restricted stock	--	--	840,112	--	--
Effect of Charter Investment Class B Common Stock	--	--	222,818,858	(0.10)	(0.10)
Effect of Vulcan Cable III Inc. Class B Common Stock	--	--	116,313,173	(0.02)	(0.02)
Effect of 5.875% convertible senior notes due 2009	13	13	356,404,959	(0.03)	(0.03)

Diluted earnings per share	$88	$84	1,012,591,842	$0.09	$0.08

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

The 27.2 million shares issued as of September 30, 2005 pursuant to the share lending agreement are required to be returned, in accordance with the contractual arrangement, and are treated in basic and diluted earnings per share as if they were already returned and retired. Consequently, there is no impact of the shares of common stock lent under the share lending agreement in the earnings per share calculation.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the three months ended September 30, 2006 and 2005, respectively: risk-free interest rates of 4.9% and 4.2%; expected volatility of 72.9% and 68.5%; and expected lives of 6.25 years and 4.5 years, respectively. The following weighted average assumptions were used for grants during the nine months ended September 30, 2006 and 2005, respectively: risk-free interest rates of 4.7% and 4.0%; expected volatility of 86.3% and 69.9%; and expected lives of 6.25 years and 4.5 years, respectively. The valuations assume no dividends are paid. During the three and nine months ended September 30, 2006, the Company granted 0.6 million and 5.5 million stock options, respectively, with a weighted average exercise price of $1.18 and $1.08, respectively. As of September 30, 2006, the Company had 27.5 million and 11.6 million options outstanding and exercisable, respectively, with weighted average exercise prices of $3.81 and $6.44, respectively, and weighted average remaining contractual lives of 8 years and 6 years, respectively.

On January 1, 2006, the Company adopted revised SFAS No. 123, Share - Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the revised standard did not have a material impact on its financial statements. The Company recorded $3 million and $3 million of option compensation expense which is included in general and administrative expense for the three months ended September 30, 2006 and 2005, respectively, and $10 million and $11 million for the nine months ended September 30, 2006 and 2005, respectively.

In February 2006, the Compensation and Benefits Committee of Charter’s Board of Directors approved a modification to the financial performance measures under Charter's Long-Term Incentive Program ("LTIP") required to be met for the performance shares to vest. After the modification, management believes that approximately 2.5 million of the performance shares are likely to vest. As such, expense of approximately $3 million will be amortized over the remaining two year service period. During the nine months ended September 30, 2006, Charter granted an additional 8.7 million performance shares under the LTIP. The impact of such grant and the modification of the 2005 awards was $3 million for the nine months ended September 30, 2006.

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

CC VIII, LLC

As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, Charter’s indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the "CC VIII interest") with an initial value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the "Comcast sellers"). Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast put right"). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen became the holder of the CC VIII interest, indirectly through an affiliate. In the event of a liquidation of CC VIII, the owners of the CC VIII interest would be entitled to a priority distribution with respect to a 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC (“CC V”) and the owners of the CC VIII interest in proportion to their capital accounts (which would have equaled the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003).

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

As part of the debt exchange in September 2006 described in Note 6, CCHC contributed the CC VIII interest in the Class A preferred equity interests of CC VIII to CCH I. The CC VIII interest was pledged as security for all CCH I notes. The CC VIII preferred interests are entitled to a 2% accreting priority return on the priority capital.

21.     Recently Issued Accounting Standards

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 effective January 1, 2007. The Company is currently assessing the impact of FIN 48 on its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. ("Charter") is a holding company whose principal assets as of September 30, 2006 are a 52% controlling common equity interest in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as Charter’s convertible senior notes. "We," "us" and "our" refer to Charter and its subsidiaries.

We are a broadband communications company operating in the United States. We offer our customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high definition television, video on demand, telephone and interactive television. We sell our cable video programming, high-speed Internet, telephone and advanced broadband services on a subscription basis.

The following table summarizes our customer statistics for analog and digital video, residential high-speed Internet and residential telephone as of September 30, 2006 and 2005:

	Approximate as of
	September 30,	September 30,
	2006 (a)	2005 (a)

Video Cable Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,216,900	5,636,100
Multi-dwelling (bulk) and commercial unit customers (c)	259,700	270,200
Total analog video customers (b)(c)	5,476,600	5,906,300

Digital Video:
Digital video customers (d)	2,767,900	2,749,400

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,343,200	2,120,000
Residential telephone customers (f)	339,600	89,900

After giving effect to the acquisition of cable systems in January 2006 and the sales of certain non-strategic cable systems in the third quarter of 2006, September 30, 2005 analog video customers, digital video customers, high-speed Internet customers and telephone customers would have been 5,523,500, 2,588,700, 2,023,900 and 104,700, respectively.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). At September 30, 2006 and 2005, "customers" include approximately 51,200 and 49,300 persons whose accounts were over 60 days past due in payment, approximately 11,300 and 9,900 persons whose accounts were over 90 days past due in payment, and approximately 6,200 and 6,000 of which were over 120 days past due in payment, respectively.

(b)
"Analog video customers" include all customers who receive video services (including those who also purchase high-speed Internet and telephone services) but excludes approximately 289,700 and 261,800 customers at September 30, 2006 and 2005, respectively, who receive high-speed Internet service only or telephone service only and who are only counted as high-speed Internet customers or telephone customers.

(c)
Included within "analog video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit ("EBU") basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(d)
"Digital video customers" include all households that have one or more digital set-top terminals. Included in "digital video customers" on September 30, 2006 and 2005 are approximately 6,700 and 8,900 customers, respectively, that receive digital video service directly through satellite transmission.

(e)	"Residential high-speed Internet customers" represent those customers who subscribe to our high-speed Internet service.

(f)	"Residential telephone customers" include all households receiving telephone service.

Overview of Operations

We have a history of net losses. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our high level of debt and depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our cable properties. We expect that these expenses will remain significant, and we therefore expect to continue to report net losses for the foreseeable future. We had net losses of $974 million and $634 million for the nine months ended September 30, 2006 and 2005, respectively.

For the three months ended September 30, 2006 and 2005, our operating income from continuing operations was $66 million and $54 million, respectively, and for the nine months ended September 30, 2006 and 2005, our operating income from continuing operations was $204 million and $196 million, respectively. Operating income from continuing operations includes depreciation and amortization expense and asset impairment charges but excludes interest expense. We had operating margins of 5% and 4% for the three months ended September 30, 2006 and 2005, respectively, and 5% for each of the nine months ended September 30, 2006 and 2005. The increase in operating income from continuing operations and operating margins for the three months ended September 30, 2006 compared to 2005 was principally due to an increase in revenue over expenses as a result of increased customers for digital and advanced services as well as overall rate increases.

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

Sale of Assets

In 2006, we sold certain cable television systems serving a total of approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million. These cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the nine months ended September 30, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction. Also, in the third quarter of 2006, we recorded asset impairment charges of $60 million related to other cable systems meeting the criteria of assets held for sale. In the third quarter of 2006 we have also determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems, including a gain of approximately $200 million on the transaction, have been presented as discontinued operations, net of tax for the three and nine months ended September 30, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended September 30,
	2006		2005

Revenues	$1,388	100%	$1,265	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	615	44%	564	45%
Selling, general and administrative	309	22%	263	21%
Depreciation and amortization	334	24%	362	29%
Asset impairment charges	60	5%	--	--
Other operating expenses, net	4	--	22	2%

	1,322	95%	1,211	96%

Operating income from continuing operations	66	5%	54	4%

Interest expense, net	(466)		(462)
Other income, net	131		504

	(335)		42

Income (loss) from continuing operations before income taxes	(269)		96

Income tax expense	(64)		(24)

Income (loss) from continuing operations	(333)		72

Income from discontinued operations, net of tax	200		4

Net income (loss)	(133)		76

Dividends on preferred stock - redeemable	--		(1)

Net income (loss) applicable to common stock	$(133)		$75

Earnings (loss) per common share:
Income (loss) from continuing operations, basic	$(1.02)		$0.23
Income (loss) from continuing operations, diluted	$(1.02)		$0.08
Net income (loss), basic	$(0.41)		$0.24
Net income (loss), diluted	$(0.41)		$0.09

Weighted average common shares outstanding, basic	326,910,632		316,214,740
Weighted average common shares outstanding, diluted	326,910,632		1,012,591,842

Revenues. The overall increase in revenues from continuing operations in 2006 compared to 2005 is principally the result of an increase from September 30, 2005 of 299,100 high-speed Internet customers, 133,200 digital video customers and 234,900 telephone customers, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 189,700 analog video customers. Our goal is to increase revenues by improving customer service, which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages, and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as telephone, video on demand ("VOD"), high definition television and digital video recorder service.

Average monthly revenue per analog video customer increased to $83.27 for the three months ended September 30, 2006 from $74.34 for the three months ended September 30, 2005 primarily as a result of incremental revenues from advanced services and price increases. Average monthly revenue per analog video customer represents total quarterly revenue, divided by three, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended September 30,
	2006		2005		2006 over 2005
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$836	60%	$811	64%	$25	3%
High-speed Internet	267	19%	222	18%	45	20%
Telephone	37	3%	9	1%	28	311%
Advertising sales	81	6%	72	6%	9	13%
Commercial	78	6%	68	5%	10	15%
Other	89	6%	83	6%	6	7%

	$1,388	100%	$1,265	100%	$123	10%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Approximately $28 million of the increase was the result of price increases and incremental video revenues on advanced services from existing customers and approximately $15 million was the result of an increase in digital video customers. The increases were offset by decreases of approximately $6 million related to a decrease in analog video customers and approximately $12 million related to the cable asset sales described above in “Sale of Assets” (the “System Sales”).

Approximately $37 million of the increase in revenues from high-speed Internet services provided to our non-commercial customers related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $10 million related to the increase in average price of the service. The increases were offset by approximately $2 million related to the System Sales.

Revenues from telephone services increased primarily as a result of an increase of 234,900 telephone customers in 2006.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased primarily as a result of an increase in local and national advertising sales. For the three months ended September 30, 2006 and 2005, we received $3 million and $5 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from video and high-speed Internet services provided to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the three months ended September 30, 2006 and 2005, franchise fees represented approximately 51% and 53%, respectively, of total other revenues. The increase in other revenues was primarily the result of an increase in installation revenue of $3 million and wire maintenance fees of $3 million.

Operating Expenses. Programming costs represented 61% of operating expenses for each of the three months ended September 30, 2006 and 2005, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):
	Three Months Ended September 30,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$371	27%	$343	27%	$28	8%
Service	216	15%	196	16%	20	10%
Advertising sales	28	2%	25	2%	3	12%

	$615	44%	$564	45%	$51	9%

Programming costs consist primarily of costs paid to programmers for analog, premium and digital channels, VOD and pay-per-view programming. The increase in programming costs was primarily a result of rate increases and was offset in part by approximately $5 million related to the System Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $4 million and $9 million for the three months ended September 30, 2006 and 2005, respectively.

Our cable programming costs have increased in every year in excess of customary inflationary and cost-of-living increases. We expect them to continue to increase due to a variety of factors, including annual increases imposed by programmers and additional programming being provided to customers as a result of bandwidth reallocation, both of which increase channel capacity. In 2006, programming costs have increased and we expect will continue to increase at a higher rate than in 2005. These costs will be determined in part on the outcome of programming negotiations in 2006 and may be subject to offsetting events. Our increasing programming costs have resulted in declining operating margins on our video services because we have been unable to fully pass on all cost increases to our customers. We expect to partially offset the resulting margin compression on our traditional video services with revenue from advanced video services, increased telephone revenues, high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, costs of providing high-speed Internet service and telephone service, franchise fees, system utilities, maintenance and pole rent expense. The increase in service costs resulted primarily from increased costs of providing high-speed Internet and telephone service of $10 million, increased franchise fees of $3 million, increased labor and maintenance costs to improve service levels and to support our advanced products of $6 million, and higher fuel and utility prices of $1 million. The increases in service costs were offset in part by approximately $3 million related to the System Sales. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased primarily as a result of increased costs in these areas.

Selling, General and Administrative Expenses. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended September 30,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$253	18%	$226	18%	$27	12%
Marketing	56	4%	37	3%	19	51%

	$309	22%	$263	21%	$46	17%

 General and administrative expenses consist primarily of salaries and benefits, customer care center costs, billing costs, internal network costs, and bad debt expense. The increase in general and administrative expenses resulted primarily from a rise in call center costs of $16 million, an increase in salaries and benefits of $8 million, property and casualty losses of $6 million, bad debt expense of $3 million, billing costs of $2 million, and computer maintenance of $2 million offset by decreases in consulting services of $10 million, approximately $2 million related to the System Sales.

Marketing expenses increased as a result of increased spending in targeted marketing campaigns consistent with management’s strategy to increase revenues.

Depreciation and Amortization. Depreciation and amortization expense decreased by $28 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease in depreciation was primarily the result of assets becoming fully depreciated. Approximately $7 million of the decrease was related to the System Sales.

Asset Impairment Charges. Asset impairment charges for the three months ended September 30, 2006 represent the write-down of assets related to cable asset sales to fair value less costs to sell. See Note 3 to the condensed consolidated financial statements.

Other Operating Expenses, Net. Other operating expenses decreased $18 million from $22 million for the three months ended September 30, 2005 to $4 million for the three months ended September 30, 2006 primarily as a result of a $19 million hurricane asset retirement loss recognized during the three months ended September 30, 2005 which did not recur in 2006.

Interest Expense, Net. Net interest expense increased by $4 million, or 1%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in net interest expense was a result of an increase in our average borrowing rate from 9.1% in the three months ended September 30, 2005 to 9.5% in the three months ended September 30, 2006 and an increase of $146 million in average debt outstanding from $19.2 billion for the three months ended September 30, 2005 to $19.3 billion for the three months ended September 30, 2006.

Other Income, Net. Other income decreased $373 million primarily as a result of the decrease in gain on extinguishment of debt for the three months ended September 30, 2006 as compared to September 30, 2005. See Note 15 to the condensed consolidated financial statements. Other income also decreased as a result of a $20 million decrease in net gains on derivative instruments and hedging activities.

Income Tax Expense. Income tax expense was recognized through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. Income tax expense was offset by deferred tax benefits of $9 million related to asset impairment charges recorded in the three months ended September 30, 2006.

Income From Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax increased from $4 million for the three months ended September 30, 2005 to $200 million for the three months ended September 30, 2006 due to a gain of $200 million recognized on the sale of the West Virginia and Virginia systems.

Net Income (Loss). Net income was $76 million for the three months ended September 30, 2005 and net loss was $133 million for the three months ended September 30, 2006 as a result of the factors described above.

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

Net Income (Loss) Per Common Share. Basic net loss per common share increased by $0.65 from net income of $0.24 per common share for the three months ended September 30, 2005 to a net loss of $0.41 per common share for the three months ended September 30, 2006 as a result of the factors described above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Nine Months Ended September 30,
	2006		2005

Revenues	$4,091	100%	$3,746	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	1,830	45%	1,645	44%
Selling, general and administrative	860	21%	746	20%
Depreciation and amortization	1,024	25%	1,092	29%
Asset impairment charges	159	4%	39	1%
Other operating expenses, net	14	--	28	1%

	3,887	95%	3,550	95%

Operating income from continuing operations	204	5%	196	5%

Interest expense, net	(1,409)		(1,333)
Other income, net	121		553

	(1,288)		(780)

Loss from continuing operations before income taxes	(1,084)		(584)

Income tax expense	(124)		(80)

Loss from continuing operations	(1,208)		(664)

Income from discontinued operations, net of tax	234		33

Net loss	(974)		(631)

Dividends on preferred stock - redeemable	--		(3)

Net loss applicable to common stock	$(974)		$(634)

Loss per common share, basic and diluted:
Loss from continuing operations	$(3.77)		$(2.16)
Net loss	$(3.04)		$(2.06)

Weighted average common shares outstanding, basic and diluted	320,680,698		307,761,930

Revenues. The overall increase in revenues from continuing operations in 2006 compared to 2005 is principally the result of an increase from September 30, 2005 of 299,100 high-speed Internet customers, 133,200 digital video customers and 234,900 telephone customers, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 189,700 analog video customers. Our goal is to increase revenues by improving customer service, which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages, and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as telephone, VOD, high definition television and digital video recorder service.

Average monthly revenue per analog video customer increased to $81.21 for the nine months ended September 30, 2006 from $72.95 for the nine months ended September 30, 2005 primarily as a result of incremental revenues from advanced services and price increases. Average monthly revenue per analog video customer represents total revenue for the nine months ended during the respective period, divided by nine, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Nine Months Ended September 30,
	2006		2005		2006 over 2005
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$2,520	62%	$2,434	65%	$86	4%
High-speed Internet	773	19%	647	17%	126	19%
Telephone	86	2%	23	1%	63	274%
Advertising sales	228	6%	207	6%	21	10%
Commercial	227	5%	196	5%	31	16%
Other	257	6%	239	6%	18	8%

	$4,091	100%	$3,746	100%	$345	9%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Approximately $77 million of the increase was the result of price increases and incremental video revenues on advanced services from existing customers and approximately $41 million was the result of an increase in digital video customers. The increases were offset by decreases of approximately $20 million related to a decrease in analog video customers and approximately $12 million related to the System Sales.

Approximately $112 million of the increase in revenues from high-speed Internet services provided to our non-commercial customers related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $16 million related to the increase in average price of the service. The increases were offset by approximately $2 million related to the System Sales.

Revenues from telephone services increased primarily as a result of an increase of 234,900 telephone customers in 2006.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased primarily as a result of an increase in local and national advertising sales. For the nine months ended September 30, 2006 and 2005, we received $13 million and $11 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from video and high-speed Internet services provided to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the nine months ended September 30, 2006 and 2005, franchise fees represented approximately 52% and 53%, respectively, of total other revenues. The increase in other revenues was primarily the result of an increase in franchise fees of $6 million, installation revenue of $6 million and wire maintenance fees of $6 million.

Operating Expenses. Programming costs represented 62% of operating expenses for each of the nine months ended September 30, 2006 and 2005, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Nine Months Ended September 30,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$1,126	28%	$1,021	27%	$105	10%
Service	624	15%	552	15%	72	13%
Advertising sales	80	2%	72	2%	8	11%

	$1,830	45%	$1,645	44%	$185	11%

Programming costs consist primarily of costs paid to programmers for analog, premium and digital channels, VOD and pay-per-view programming. The increase in programming costs was primarily a result of rate increases and was offset in part by approximately $5 million related to the System Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $12 million and $27 million for the nine months ended September 30, 2006 and 2005, respectively.

Our cable programming costs have increased in every year in excess of customary inflationary and cost-of-living increases. We expect them to continue to increase due to a variety of factors, including annual increases imposed by programmers and additional programming being provided to customers as a result of bandwidth reallocation, both of which increase channel capacity. In 2006, programming costs have increased and we expect will continue to increase at a higher rate than in 2005. These costs will be determined in part on the outcome of programming negotiations in 2006 and may be subject to offsetting events. Our increasing programming costs have resulted in declining operating margins on our video services because we have been unable to fully pass on all cost increases to our customers. We expect to partially offset the resulting margin compression on our traditional video services with revenue from advanced video services, increased telephone revenues, high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, costs of providing high-speed Internet service and telephone service, franchise fees, system utilities, maintenance and pole rent expense. The increase in service costs resulted primarily from increased costs of providing high-speed Internet and telephone service of $22 million, increased labor and maintenance costs to improve service levels and to support our advanced products of $22 million, an increase in service personnel salaries and benefits of $13 million, franchise fees of $9 million, and higher fuel and utility prices of $4 million. The increases in service costs were offset in part by approximately $3 million related to the System Sales. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased primarily as a result of increased costs in these areas.

Selling, General and Administrative Expenses. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Nine Months Ended September 30,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$724	18%	$644	17%	$80	12%
Marketing	136	3%	102	3%	34	33%

	$860	21%	$746	20%	$114	15%

General and administrative expenses consist primarily of salaries and benefits, customer care center costs, billing costs, internal network costs, and bad debt expense. The increase in general and administrative expenses resulted primarily from a rise in salaries and benefits of $23 million, an increase in call center costs of $44 million, increases in billing costs of $9 million, computer maintenance of $7 million, bad debt expense of $8 million and property and casualty losses of $8 million partially offset by decreases in consulting services of $18 million and approximately $2 million related to the System Sales.

Marketing expenses increased as a result of increased spending in targeted marketing campaigns consistent with management’s strategy to increase revenues.

Depreciation and Amortization. Depreciation and amortization expense decreased by $68 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in depreciation was primarily the result of assets becoming fully depreciated. Approximately $7 million of the decrease was related to the System Sales.

Asset Impairment Charges. Asset impairment charges for the nine months ended September 30, 2006 and 2005 represent the write-down of assets related to cable asset sales to fair value less costs to sell. See Note 3 to the condensed consolidated financial statements.

Other Operating Expenses, Net. Other operating expenses, net decreased $14 million as a result of a $19 million hurricane asset retirement loss recognized during the nine months ended September 30, 2005 which did not recur in 2006 partially offset by an $8 million increase in special charges related to severance associated with closing call centers and divisional restructuring.

Interest Expense, Net. Net interest expense increased by $76 million, or 6%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in net interest expense was a result of an increase in our average borrowing rate from 9.0% in the nine months ended September 30, 2005 to 9.5% in the nine months ended September 30, 2006 and an increase of $197 million in average debt outstanding from $19.3 billion for the nine months ended September 30, 2005 compared to $19.5 billion for the nine months ended September 30, 2006.

Other Income, Net. Other income decreased $432 million primarily as a result of a $397 million decrease in the gain on extinguishment of debt for the nine months ended September 30, 2006 as compared to September 30, 2005. See Note 15 to the condensed consolidated financial statements. Other income also decreased as a result of a $35 million decrease in net gains on derivative instruments and hedging activities.

Income Tax Expense. Income tax expense was recognized through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. Income tax expense was offset by deferred tax benefits of $30 million and $5 million related to asset impairment charges recorded in the nine months ended September 30, 2006 and 2005, respectively.

Income From Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax increased from $33 million for the nine months ended September 30, 2005 to $234 million for the nine months ended September 30, 2006 due to a gain of $200 million recognized on the sale of the West Virginia and Virginia systems.

Net Loss. Net loss increased by $343 million, or 54%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 as a result of the factors described above.

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

Loss Per Common Share. Loss per common share increased by $0.98, or 48%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Financing Transactions

In January 2006, CCH II, LLC ("CCH II") and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided to Charter Communications Operating, LLC ("Charter Operating"), which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

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

In September 2006, Charter Holdings and its wholly owned subsidiaries, CCH I, LLC (“CCH I”) and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings. Holders of Charter Holdings notes due in 2009-2010 tendered $308 million principal amount of notes for $250 million principal amount of new 10.25% CCH II notes due 2013 and $37 million principal amount of 11% CCH I notes due 2015. Holders of Charter Holdings notes due 2011-2012 tendered $490 million principal amount of notes for $425 million principal amount of 11% CCH I notes due 2015. The Charter Holdings notes received in the exchanges were thereafter distributed to Charter Holdings and retired. Also in September 2006, CCHC and CCH II completed the exchange of $450 million principal amount of Charter’s outstanding 5.875% senior convertible notes due 2009 for $188 million in cash, 45 million shares of Charter’s Class A Common Stock and $146 million principal amount of 10.25% CCH II notes due 2010. The convertible notes received in the exchange are held by CCHC.

We have a significant level of debt. Our long-term financing as of September 30, 2006 consists of $5.1 billion of credit facility debt, $13.3 billion accreted value of high-yield notes and $407 million accreted value of convertible senior notes. For the remainder of 2006, none of the Company’s debt matures, and in 2007 and 2008, $130 million and $50 million mature, respectively. In 2009 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, sales of assets, issuances of debt and equity securities and cash on hand. However, the mix of funding sources changes from period to period. For the nine months ended September 30, 2006, we generated $348 million of net cash flows from operating activities after paying cash interest of $1.1 billion. In addition, we received proceeds from the sale of assets of approximately $988 million and used approximately $795 million for purchases of property, plant and equipment. Finally, we had net cash flows used in financing activities of $480 million. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our access to the debt and equity markets, the timing of possible asset sales and our ability to generate cash flows from operating activities. We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently believe unannounced future asset sales to be a significant source of liquidity.

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

Debt Covenants

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with our indentures, contain certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide annual audited financial statements with an unqualified opinion from our independent auditors. As of September 30, 2006, we are in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months. As of September 30, 2006, our potential availability under our credit facilities totaled approximately $1.6 billion, although the actual availability at that time was only $673 million because of limits imposed by covenant restrictions. Continued access to our credit facilities is subject to our remaining in compliance with these covenants, including covenants tied to our operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Specific Limitations

Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $413 million, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of September 30, 2006, Charter Holdco was owed $3 million in intercompany loans from its subsidiaries and had $7 million in cash, which were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $75 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s convertible senior notes scheduled in November 2006 and in 2007.  CCHC also holds $450 million of Charter’s convertible senior notes.  As a result, if CCHC continues to hold those notes, CCHC will receive interest payments on the convertible senior notes from the pledged government securities.  The cumulative amount of interest payments expected to be received by CCHC may be available to be distributed to pay interest on the outstanding $413 million of the convertible senior notes due in 2008 and May 2009, although CCHC may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC, LLC) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default under the applicable indenture and each applicable subsidiary’s leverage ratio test is met at the time of such distribution. For the quarter ended September 30, 2006, there was no default under any of these indentures. However, certain of our subsidiaries did not meet their applicable leverage ratio tests based on September 30, 2006 financial results. As a result, distributions from certain of our subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended June 30, 2006, there was no default under Charter Holdings’ indentures and the other specified tests were met. However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on September 30, 2006 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

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

Sale of Assets

In the third quarter of 2006, we closed the Cebridge Transaction, New Wave Transaction and Orange Transaction for a total sales price of approximately $971 million. We used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of our credit facilities. Also in the third quarter of 2006, we recorded asset impairment charges of $60 million related to other cable systems meeting the criteria of assets held for sale.

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

We held $85 million in cash and cash equivalents as of September 30, 2006 compared to $21 million as of December 31, 2005. For the nine months ended September 30, 2006, we generated $348 million of net cash flows from operating activities after paying cash interest of $1.1 billion. In addition, we received proceeds from the sale of assets of approximately $988 million and used approximately $795 million for purchases of property, plant and equipment. Finally, we had net cash flows used in financing activities of $480 million.

Operating Activities. Net cash provided by operating activities increased $230 million, or 195%, from $118 million for the nine months ended September 30, 2005 to $348 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2006, net cash provided by operating activities increased primarily as a result of changes in operating assets and liabilities that provided $368 million more cash during the nine months ended

September 30, 2006 than the corresponding period in 2005. The decrease in the cash used in operating assets and liabilities is primarily due to accelerated interest payments in the nine months ended September 30, 2005 as a result of the debt exchange in September 2005 coupled with the finalization of a class action settlement in the third quarter of 2005.

Investing Activities. Net cash provided by investing activities was $196 million for the nine months ended September 30, 2006 compared to net cash used by investing activities of $729 million for the nine months ended September 30, 2005, which was primarily related to $988 million of proceeds received from the sale of assets including cable systems.

Financing Activities. Net cash used by financing activities was $480 million and $17 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash used during the nine months ended September 30, 2006 as compared to the corresponding period in 2005, was primarily the result of an increase in repayments of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $795 million and $815 million for the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures decreased as a result of decreases in expenditures related to line extensions and support capital partially offset by increased spending on customer premise equipment as a result of increases in digital video, high-speed Internet and telephone customers. See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the nine months ended September 30, 2006 and 2005, our liabilities related to capital expenditures increased $4 million and $36 million, respectively.

During 2006, we expect capital expenditures to be approximately $1.1 billion. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital and for scalable infrastructure costs. We have and expect to continue to fund capital expenditures for 2006 primarily from cash flows from operating activities, proceeds from asset sales and borrowings under our credit facilities.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Customer premise equipment (a)	$120	$94	$378	$322
Scalable infrastructure (b)	49	49	146	138
Line extensions (c)	23	37	82	114
Upgrade/Rebuild (d)	13	13	36	35
Support capital (e)	51	80	153	206

Total capital expenditures	$256	$273	$795	$815

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

As of September 30, 2006 and December 31, 2005, our long-term debt totaled approximately $18.8 billion and $19.4 billion, respectively. This debt was comprised of approximately $5.1 billion and $5.7 billion of credit facilities debt, $13.3 billion and $12.8 billion accreted amount of high-yield notes and $407 million and $843 million accreted amount of convertible senior notes, respectively.

As of September 30, 2006 and December 31, 2005, the weighted average interest rate on the credit facility debt was approximately 7.9% and 7.8%, the weighted average interest rate on the high-yield notes was approximately 10.3% and 10.2%, and the weighted average interest rate on the convertible senior notes was approximately 6.9% and 6.3%, respectively, resulting in a blended weighted average interest rate of 9.6% and 9.3%, respectively. The interest rate on approximately 79% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of September 30, 2006 and December 31, 2005. The fair value of our high-yield notes was $12.0 billion and $10.4 billion at September 30, 2006 and December 31, 2005, respectively. The fair value of our convertible senior notes was $363 million and $647 million at September 30, 2006 and December 31, 2005, respectively. The fair value of our credit facilities is $5.2 billion and $5.7 billion at September 30, 2006 and December 31, 2005, respectively. The fair value of high-yield and convertible notes is based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

We do not hold or issue derivative instruments for trading purposes. We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended September 30, 2006 and 2005, other income, net includes gains of $0 and $1 million, respectively, and for each of the nine months ended September 30, 2006 and 2005, other income, net includes gains of $2 million which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended September 30, 2006 and 2005, a loss of $1 million and a gain of $5 million, respectively, and for the nine months ended September 30, 2006 and 2005, a loss of $1 million and a gain of $14 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income in the Company’s condensed consolidated statements of operations. For the three months ended September 30, 2006 and 2005, other income, net includes losses of $3 million and gains of $16 million, respectively, and for the nine months ended September 30, 2006 and 2005, other income, net includes gains of $6 million and $41 million, respectively, for interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2006 (dollars in millions):

	2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at September 30, 2006

Debt:
Fixed Rate	$--	$105	$--	$828	$2,251	$303	$9,532	$13,019	$11,819
Average Interest Rate	--	8.25%	--	7.67%	10.26%	11.21%	10.13%	10.01%

Variable Rate	$--	$25	$50	$50	$600	$190	$4,775	$5,690	$5,729
Average Interest Rate	--	7.79%	7.47%	7.57%	9.07%	8.04%	8.04%	8.14%

Interest Rate Instruments:
Variable to Fixed Swaps	$898	$775	$--	$--	$--	$--	$--	$1,673	$2
Average Pay Rate	7.66%	7.57%	--	--	--	--	--	7.62%
Average Receive Rate	7.98%	7.92%	--	--	--	--	--	7.95%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at September 30, 2006.

At September 30, 2006 and December 31, 2005, we had outstanding $1.7 billion and $1.8 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION.

Item 1.     Legal Proceedings.

We are a defendant or co-defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. Other industry participants are also defendants in certain of these cases, and, in many cases, we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. In the event that a court ultimately determines that we infringe on any intellectual property rights, we may be subject to substantial damages and/or an injunction that could require us or our vendors to modify certain products and services we offer to our subscribers. While we believe the lawsuits are without merit and intend to defend the actions vigorously, the lawsuits could be material to our consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to our consolidated financial condition, results of operations or liquidity.

We are a party to other lawsuits and claims that arise in the ordinary course of conducting our business. The ultimate outcome of these other legal matters pending against us or our subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Our ability to service our debt and to fund our planned capital expenditures and ongoing operations will depend on both our ability to generate cash flow and our access to additional external liquidity sources, and in general our ability to provide (by dividend or otherwise), such funds to the applicable issuer of the debt obligation. Our ability to generate cash flow is dependent on many factors, including:

•	our future operating performance;

•	the demand for our products and services

•	general economic conditions and conditions affecting customer and advertiser spending;

•	competition and our ability to stabilize customer losses; and

•	legal and regulatory factors affecting our business.

Some of these factors are beyond our control. If we are unable to generate sufficient cash flow or access additional external liquidity sources, we may not be able to service and repay our debt, operate our business, respond to competitive challenges or fund our other liquidity and capital needs. Although our subsidiaries, CCH II and CCH II Capital Corp., sold $450 million principal amount of 10.250% senior notes due 2010 in January 2006, our subsidiary, Charter Operating, completed a $6.85 billion refinancing of its credit facilities in April 2006 and we and certain of our subsidiaries completed the exchange offers in September 2006, we may not be able to access additional sources of external liquidity on similar terms, if at all. We expect that cash on hand, cash flows from operating activities, proceeds from sales of assets and the amounts available under our credit facilities will be adequate to meet our cash needs through 2007. We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our interest and principal repayment obligations in 2008 and will not be sufficient to fund such needs in 2009 and beyond. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Charter Operating may not be able to access funds under its credit facilities if it fails to satisfy the covenant restrictions in its credit facilities, which could adversely affect our financial condition and our ability to conduct our business.

Our subsidiaries have historically relied on access to credit facilities in order to fund operations and to service parent company debt, and we expect such reliance to continue in the future. Our total potential borrowing availability under the Charter Operating credit facilities was approximately $1.6 billion as of September 30, 2006, although the actual availability at that time was only $673 million because of limits imposed by covenant restrictions. There can be no assurance that our actual availability under our credit facilities will not be limited by covenant restrictions in the future.

One of the conditions to the availability of funding under Charter Operating’s credit facilities is the absence of a default under the credit facilities, including as a result of any failure to comply with the covenants under the facilities. Among other covenants, the facilities require Charter Operating to maintain specific financial ratios. The facilities also provide that Charter Operating has to obtain an unqualified audit opinion from its independent accountants for each fiscal year. There can be no assurance that Charter Operating will be able to continue to comply with these or any other of the covenants under the credit facilities.

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

Our sole assets are our equity interests in our subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make distributions to us is subject to their compliance with the terms of their credit facilities and indentures and restrictions under applicable law. Under the Delaware limited liability company act, our subsidiaries may only pay dividends to us if they have “surplus” as defined in the act. Under fraudulent transfer laws, our subsidiaries may not pay dividends to us if they are insolvent or are rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they became absolute and mature;

•	or it could not pay its debts as they became due.

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness. Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities. Several of our subsidiaries are also obligors under other senior high yield notes. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Covenants.” Our notes are structurally subordinated in right of payment to all of the debt and other liabilities of our subsidiaries. As of September 30, 2006, our total debt was approximately $18.8 billion, of which approximately $18.4 billion was structurally senior to our convertible notes.

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

Charter and its subsidiaries have a significant amount of debt and may (subject to applicable restrictions in their debt instruments) incur additional debt in the future. As of September 30, 2006, our total debt was approximately $18.8 billion, our shareholders’ deficit was approximately $5.8 billion and the deficiency of earnings to cover fixed charges for the three and nine months ended September 30, 2006 was $68 million and $847 million, respectively.

As of September 30, 2006, approximately $413 million aggregate principal amount of Charter’s convertible notes were outstanding. An additional $450 million of convertible notes is held by CCHC. We will need to raise additional capital and/or receive distributions or payments from our subsidiaries in order to satisfy our debt obligations in 2009. However, because of our significant indebtedness, our ability to raise additional capital at reasonable rates or at all is uncertain, and the ability of our subsidiaries to make distributions or payments to us is subject to availability of funds and restrictions under our and our subsidiaries’ applicable debt instruments.

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

A default by one of our subsidiaries under its debt obligations could result in the acceleration of those obligations, the obligations of our other subsidiaries and our obligations under our convertible notes. We may not have the ability to fund our obligations under our convertible notes in the event of such a default. We and our subsidiaries may incur substantial additional debt in the future. If current debt levels increase, the related risks that we now face will intensify.

The agreements and instruments governing our debt and the debt of our subsidiaries contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity.

The Charter Operating credit facilities and the indentures governing our and our subsidiaries’ debt contain a number of significant covenants that could adversely affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations. These covenants will restrict, among other things, our and our subsidiaries’ ability to:

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

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced-price or free service. These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire additional digital set-top boxes. Customers who subscribe to our services as a result of these offerings may not remain customers for any significant period of time following the end of the promotional period. A failure to retain existing customers and customers added through promotional offerings or to collect the amounts they owe us could have a material adverse effect on our business and financial results.

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

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our high level of debt and the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties. We expect that these expenses will remain significant, and we expect to continue to report net losses for the foreseeable future. We reported net losses applicable to common stock of $133 million, $974 million and $634 million for the three months ended September 30, 2006 and for the nine months ended September 30, 2006 and 2005, respectively. We reported net income applicable to common stock of $75 million for the three months ended September 30, 2005. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

We may not have the ability to pass our increasing programming costs on to our customers, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins. As measured by programming costs and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of October 6, 2006, approximately 7% of our current programming contracts were expired, and approximately another 4% were scheduled to expire at or before the end of 2006. There can be no assurance that these agreements will be renewed on favorable or comparable terms. Our programming costs increased by approximately 8% and 10% in the three and nine months ended September 30, 2006 compared to the corresponding periods in 2005, respectively. We expect our programming costs in 2006 to continue to increase at a higher rate than in 2005. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

If our required capital expenditures in 2006, 2007 and beyond exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

During the three and nine months ended September 30, 2006, we spent approximately $256 million and $795 million, respectively, on capital expenditures. During 2006, we expect capital expenditures to be approximately $1.1 billion. The actual amount of our capital expenditures depends on the level of growth in high-speed Internet and telephone customers and in the delivery of other advanced services, as well as the cost of introducing any new services. We may need additional capital in 2006, 2007 and beyond if there is accelerated growth in high-speed Internet customers, telephone customers or in the delivery of other advanced services. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings, proceeds from asset sales or other sources, our growth, financial condition and results of operations could suffer materially.

Our inability to respond to technological developments and meet customer demand for new products and services could limit our ability to compete effectively.

Our business is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with unanticipated technological developments or that we will successfully anticipate the demand of our customers for products and services requiring new technology. Our inability to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. Consequently, our growth, financial condition and results of operations could suffer materially.

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

Mr. Allen has the ability to control us. Through his control as of September 30, 2006 of approximately 90% of the voting power of our capital stock, Mr. Allen is entitled to elect all but one of our board members and effectively has the voting power to elect the remaining board member as well. Mr. Allen thus has the ability to control fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of all of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets.

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

As of September 30, 2006, we had approximately $6.4 billion of tax net operating losses (resulting in a gross deferred tax asset of approximately $2.6 billion) expiring in the years 2007 through 2026. Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes except for deferred benefits available to offset certain deferred tax liabilities. Currently, such tax net operating losses can accumulate and be used to offset any of our future taxable income. An “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset future taxable income.

The issuance of 45 million shares of our Class A common stock in connection with the September 2006 exchange offer, up to a total of 150 million shares of our Class A common stock (of which a total of 59.5 million are outstanding as of September 2006) offered pursuant to a share lending agreement executed by Charter in connection with the issuance of the 5.875% convertible senior notes in November 2004, as well as possible future conversions of our convertible notes, significantly increases the risk that we will experience an ownership change in the future for tax purposes, resulting in a material limitation on the use of a substantial amount of our existing net operating loss carryforwards. As of September 30, 2006, the issuance and return of shares associated with the share lending agreement did not result in our experiencing an ownership change. However, future transactions and the timing of such transactions could cause an ownership change. Such transactions include additional issuances of common stock by us (including but not limited to issuances upon future conversion of our 5.875% convertible senior notes), reacquisitions of the borrowed shares by us, or acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into our Class A common stock). Many of the foregoing transactions are beyond our control.

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

Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a license while negotiating renewal terms with the local franchising authorities. Approximately 12% of our franchises, covering approximately 14% of our analog video customers, were expired as of September 30, 2006. Approximately 2% of additional franchises, covering approximately an additional 4% of our analog video customers, will expire on or before December 31, 2006, if not renewed prior to expiration.

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

Different legislative proposals have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in several states in which we have operations and one of these newly enacted statutes is subject to court challenge. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of factors, including provisions withholding streamlined cable franchising from incumbents until after the expiration of their existing franchises. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. A proceeding is pending at the Federal Communications Commission ("FCC'') to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted. We are not yet able to determine what impact such proceeding may have on us.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. These overbuilds could adversely affect our growth, financial condition and results of operations by creating or increasing competition. As of September 30, 2006, we are aware of overbuild situations impacting approximately 8% of our estimated homes passed, and potential overbuild situations in areas servicing approximately an additional 8% of our estimated homes passed. Additional overbuild situations may occur in other systems.

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

We may be required to provide access to our networks to other Internet service providers which could significantly increase our competition and adversely affect our ability to provide new products and services.

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

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in February 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision is subject to a petition for reconsideration which is pending. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

In 2002, we began to offer voice communications services on a limited basis over our broadband network. We continue to develop and deploy Voice over Internet Protocol or VoIP services. The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. The FCC has extended certain traditional telecommunications requirements, such as E911 and Universal Service requirements, to many VoIP providers, such as Charter. The FCC has also required that these VoIP providers comply with obligations applied to traditional telecommunications carriers to ensure their networks can accommodate law enforcement wiretaps by May 2007, which requirement has been affirmed by the Court of Appeals for the D.C. Circuit. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Charter Communications, Inc. was held on August 29, 2006. Of the total 438,524,028 shares of Class A common stock issued, outstanding and eligible to be voted at the meeting, 392,645,419 shares, representing the same number of votes, were represented in person or by proxy at the meeting. Of the total 50,000 shares of Class B common stock issued, outstanding and eligible to be voted at the meeting, 50,000 shares, representing 3,391,820,310 votes, were represented in person or by proxy at the meeting. Four matters were submitted to a vote of the shareholders at the meeting.

ELECTION OF ONE CLASS A/CLASS B DIRECTOR. The holders of the Class A common stock and the Class B common stock voting together elected Robert P. May as the Class A/Class B director, to hold office for a term of one year. The voting results are set forth below:

NOMINEE	FOR	WITHHELD	BROKER NON-VOTE

Robert P. May	3,778,131,560	6,334,169	N/A

ELECTION OF ELEVEN CLASS B DIRECTORS. The holder of the Class B common stock elected eleven Class B directors to the Board of Directors, each to hold office for a term of one year. The voting results are set forth below:

NOMINEE	FOR	WITHHELD

Paul G. Allen	3,391,820,310	0
W. Lance Conn	3,391,820,310	0
Nathaniel A. Davis	3,391,820,310	0
Jonathan L. Dolgen	3,391,820,310	0
Rajive Johri	3,391,820,310	0
David C. Merritt	3,391,820,310	0
Marc B. Nathanson	3,391,820,310	0
Jo Allen Patton	3,391,820,310	0
Neil Smit	3,391,820,310	0
John H. Tory	3,391,820,310	0
Larry W. Wangberg	3,391,820,310	0

RATIFICATION OF KPMG LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM. The holders of the Class A common stock and the Class B common stock voting together ratified KPMG LLP as Charter Communications, Inc.’s independent registered public accounting firm for the year ended December 31, 2006. The voting results are set forth below:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

3,782,949,373	1,192,971	323,384	N/A

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

CHARTER COMMUNICATIONS, INC.,
Registrant

Dated: October 31, 2006	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1*	Amended and Restated By-laws of Charter Communications, Inc. as of October 30, 2006.
10.1+
Employment Agreement dated as of August 1, 2006 by and between Marwan Fawaz and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 1, 2006 (File No. 000-27927)).

10.2
Indenture relating to the 10.25% Senior Notes due 2013, dated as of September 14, 2006, by and between CCH II, LLC, CCH II Capital Corp. as Issuers, Charter Communications Holdings, LLC as Parent Guarantor and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006)).

10.3
First Supplemental Indenture relating to the 11.00% Senior Notes due 2015, dated as of September 14, 2006, by and between CCH I, LLC, CCH I Capital Corp. as Issuers, Charter Communications Holdings, LLC as Parent Guarantor and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006)).

10.4
Amendment to the Pledge Agreement between CCH I, LLC in favor of The Bank of New York Trust Company, N.A., as Collateral Agent, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006)).

10.5
Exchange and Registration Rights Agreement dated as of September 14, 2006 by CCH I, LLC, CCH I Capital Corp., CCH II, LLC, CCH II Capital Corp. and Charter Communications Holdings, LLC. (Incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed on September 19, 2006 (File No. 000-27927)).

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