Form 10-Q
period 2007-03-31
CHARTER COMMUNICATIONS INC /MO/
filed 2007-05-03
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                   (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Number of shares of Class A common stock outstanding as of March 31, 2007: 408,600,085
Number of shares of Class B common stock outstanding as of March 31, 2007: 50,000

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended March 31, 2007

This quarterly report on Form 10-Q is for the three months ended March 31, 2007. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

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
•
our ability to pay or refinance debt prior to or when it becomes due and/or refinance that debt through new issuances, exchange offers or otherwise, including restructuring our balance sheet and leverage position;

•	competition from other distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers;
•
difficulties in introducing and operating our telephone services, such as our ability to adequately meet customer expectations for the reliability of voice services, and our ability to adequately meet demand for installations and customer service;

•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition;

•	our ability to obtain programming at reasonable prices or to adequately raise prices to offset the effects of higher programming costs;
•	general business conditions, economic uncertainty or slowdown; and
•	the effects of governmental regulation, including but not limited to local franchise authorities, on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

Item 1.     Financial Statements.
CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of $110 and $0, respectively	$205	$60
Accounts receivable, less allowance for doubtful accounts of
$16 and $16, respectively	158	195
Prepaid expenses and other current assets	86	84
Total current assets	449	339

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $7,968 and $7,644, respectively	5,178	5,217
Franchises, net	9,218	9,223
Total investment in cable properties, net	14,396	14,440

OTHER NONCURRENT ASSETS	332	321

Total assets	$15,177	$15,100

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,464	$1,298
Total current liabilities	1,464	1,298

LONG-TERM DEBT	19,276	19,062
NOTE PAYABLE - RELATED PARTY	59	57
DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	709	692
MINORITY INTEREST	194	192
PREFERRED STOCK - REDEEMABLE; $.001 par value; 1 million
shares authorized; 36,713 shares issued and outstanding	4	4

SHAREHOLDERS’ DEFICIT:
Class A Common stock; $.001 par value; 1.75 billion shares authorized;
408,600,085 and 407,994,585 shares issued and outstanding, respectively	--	--
Class B Common stock; $.001 par value; 750 million
shares authorized; 50,000 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	5,320	5,313
Accumulated deficit	(11,861)	(11,536)
Accumulated other comprehensive income	(2)	4

Total shareholders’ deficit	(6,543)	(6,219)

Total liabilities and shareholders’ deficit	$15,177	$15,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Unaudited

	Three Months Ended March 31,
	2007	2006

REVENUES	$1,425	$1,320

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	631	604
Selling, general and administrative	303	272
Depreciation and amortization	331	350
Asset impairment charges	--	99
Other operating expenses, net	4	3

	1,269	1,328

Operating income (loss) from continuing operations	156	(8)

OTHER INCOME AND (EXPENSES):
Interest expense, net	(464)	(468)
Other income (expense), net	(4)	11

	(468)	(457)

Loss from continuing operations before income taxes	(312)	(465)

INCOME TAX EXPENSE	(69)	(8)

Loss from continuing operations	(381)	(473)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	14

Net loss	$(381)	$(459)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Loss from continuing operations	$(1.04)	$(1.49)
Net loss	$(1.04)	$(1.45)

Weighted average common shares outstanding, basic and diluted	366,120,096	317,413,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(381)	$(459)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	331	358
Asset impairment charges	--	99
Noncash interest expense	11	52
Deferred income taxes	68	7
Other, net	12	(7)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	37	61
Prepaid expenses and other assets	(4)	3
Accounts payable, accrued expenses and other	192	95

Net cash flows from operating activities	266	209

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(298)	(241)
Change in accrued expenses related to capital expenditures	(32)	(7)
Purchase of cable system	--	(42)
Other, net	9	14

Net cash flows from investing activities	(321)	(276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	911	415
Repayments of long-term debt	(691)	(759)
Proceeds from issuance of debt	--	440
Payments for debt issuance costs	(20)	(10)

Net cash flows from financing activities	200	86

NET INCREASE IN CASH AND CASH EQUIVALENTS	145	19
CASH AND CASH EQUIVALENTS, beginning of period	60	21

CASH AND CASH EQUIVALENTS, end of period	$205	$40

CASH PAID FOR INTEREST	$304	$240

NONCASH TRANSACTIONS:
Issuance of debt by Charter Communications Operating, LLC	$--	$37
Retirement of Renaissance Media Group LLC debt	$--	$(37)
Cumulative adjustment to Accumulated Deficit for the adoption of FIN 48	$56	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.    Organization and Basis of Presentation

Charter Communications, Inc. ("Charter") is a holding company whose principal assets at March 31, 2007 are the 55% controlling common equity interest (52% for accounting purposes) in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes. Charter Holdco is the sole owner of CCHC, LLC ("CCHC"), which is the sole owner of Charter Communications Holdings, LLC ("Charter Holdings"). The condensed consolidated financial statements include the accounts of Charter, Charter Holdco, CCHC, Charter Holdings and all of their subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company." Charter has 100% voting control over Charter Holdco and had historically consolidated Charter Holdco and its subsidiaries on that basis. Charter continues to consolidate Charter Holdco as a variable interest entity under Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46(R) Consolidation of Variable Interest Entities. Charter Holdco’s limited liability company agreement provides that so long as Charter’s Class B common stock retains its special voting rights, Charter will maintain a 100% voting interest in Charter Holdco. Voting control gives Charter full authority and control over the operations of Charter Holdco. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is a broadband communications company operating in the United States. The Company offers to residential and commercial customers traditional cable video programming (analog and digital video), high-speed Internet services, advanced broadband services such as high definition television, Charter OnDemand™, and digital video recorder service, and, in many of our markets, telephone service. The Company sells its cable video programming, high-speed Internet, telephone, and advanced broadband services on a subscription basis. The Company also sells local advertising on cable networks.

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

Reclassifications

Certain 2006 amounts have been reclassified to conform with the 2007 presentation, including discontinued operations as discussed in Note 3.

2.     Liquidity and Capital Resources

The Company incurred net losses of $381 million and $459 million for the three months ended March 31, 2007 and 2006, respectively. The Company’s net cash flows from operating activities were $266 million and $209 million for the three months ended March 31, 2007 and 2006, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company has a significant level of debt. The Company's long-term financing as of March 31, 2007 consists of $5.6 billion of credit facility debt, $13.3 billion accreted value of high-yield notes and $410 million accreted value of convertible senior notes. For the remaining three quarterly periods of 2007, $105 million of the Company’s debt matures, which was paid on April 2, 2007 upon maturity of the 8.250% Charter Holdings senior notes. In 2008, $55 million of the Company’s debt matures, and in 2009, $882 million matures. Of the debt that was scheduled to mature in 2009, $187 million was subject to a call redemption that closed in April 2007, and $40 million was repurchased in a tender offer that closed in April 2007. In 2010 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations. The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, sales of assets, issuances of debt and equity securities, and cash on hand. However, the mix of funding sources changes from period to period. For the three months ended March 31, 2007, the Company generated $266 million of net cash flows from operating activities, after paying cash interest of $304 million. In addition, the Company used approximately $298 million for purchases of property, plant and equipment. Finally, the Company generated net cash flows from financing activities of $200 million, as a result of refinancing transactions completed during the period.

The Company expects that cash on hand, cash flows from operating activities, and the amounts available under its credit facilities will be adequate to meet its cash needs through 2008.  The Company believes that cash flows from operating activities and amounts available under the Company’s credit facilities may not be sufficient to fund the Company’s operations and satisfy its interest and principal repayment obligations in 2009, and will not be sufficient to fund such needs in 2010 and beyond. The Company continues to work with its financial advisors concerning its approach to addressing liquidity, debt maturities, and overall balance sheet leverage.

Credit Facility Availability

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities. The Charter Operating credit facilities, along with the Company’s indentures and the CCO Holdings, LLC (“CCO Holdings”) credit facilities, contain certain restrictive covenants, some of which require the Company to maintain specified leverage ratios, meet financial tests, and provide annual audited financial statements with an unqualified opinion from the Company’s independent auditors. As of March 31, 2007, the Company was in compliance with the covenants under its indentures and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months. As of March 31, 2007, the Company’s potential availability under its revolving credit facility totaled approximately $1.4 billion, none of which was limited by covenant restrictions. Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with these covenants, including covenants tied to the Company’s leverage ratio. If any event of non-compliance were to occur, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Limitations on Distributions

As long as the convertible notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount in November 2009. Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $413 million, net of $450 million of convertible senior notes held by CCHC, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of March 31, 2007, Charter Holdco was owed $4 million in intercompany loans from its subsidiaries and had $8 million in cash, which were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $50 million of U.S. government securities pledged as security for the semi-annual interest

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

payments on Charter’s convertible senior notes scheduled in 2007.  As long as CCHC continues to hold the $450 million of Charter’s convertible senior notes, CCHC will receive interest payments from the government securities pledged for the convertible senior notes.  The cumulative amount of interest payments expected to be received by CCHC is $40 million and may be available to be distributed to pay semiannual interest due in 2008 and May 2009 on the outstanding principal amount of $413 million of the convertible senior notes, although CCHC may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC) for payment of principal on parent company notes, are restricted under the indentures governing the CCH I Holdings, LLC (“CIH”) notes, CCH I, LLC (“CCH I”) notes, CCH II, LLC (“CCH II”) notes, CCO Holdings notes, and Charter Operating notes and under the CCO Holdings credit facilities unless there is no default under the applicable indenture and credit facilities, and each applicable subsidiary’s leverage ratio test is met at the time of such distribution. For the quarter ended March 31, 2007, there was no default under any of these indentures or credit facilities. However, certain of the Company’s subsidiaries did not meet their applicable leverage ratio tests based on March 31, 2007 financial results. As a result, distributions from certain of the Company’s subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facilities.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met. For the quarter ended March 31, 2007, there was no default under Charter Holdings’ indentures and the other specified tests were met. However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on March 31, 2007 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

Recent Financing Transactions

In March 2007, Charter Operating entered into an Amended and Restated Credit Agreement (the “Charter Operating Credit Agreement”) which provides for a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5.0 billion term loan facility (which was refinanced with new term loans in April 2007), and a $1.5 billion new term loan facility, which was funded in March and April 2007. In March 2007, CCO Holdings entered into a credit agreement which consisted of a $350 million term loan facility funded in March and April 2007. In April 2007, Charter Holdings completed a cash tender offer to purchase up to $100 million, including premiums and accrued interest, of its outstanding notes. In addition, Charter Holdings redeemed $187 million of its 8.625% senior notes due April 1, 2009 and CCO Holdings redeemed $550 million of its senior floating rate notes due December 15, 2010. These redemptions closed in April 2007. See Note 6.

3.    Sales of Assets

In 2006, the Company sold certain cable television systems serving a total of approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

(the “Orange Transaction”) for a total sales price of approximately $971 million. The Company used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of the Company’s credit facilities. These cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the three months ended March 31, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction. The Company determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax for the three months ended March 31, 2006.

Summarized consolidated financial information for the three months ended March 31, 2006 for the West Virginia and Virginia cable systems is as follows:

Three Months Ended March 31, 2006

Revenues	$54
Income before income taxes	$15
Income tax expense	$(1)
Net income	$14
Earnings per common share, basic and diluted	$0.05

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

As of March 31, 2007 and December 31, 2006, indefinite-lived and finite-lived intangible assets are presented in the following table:

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,203	$--	$9,203	$9,207	$--	$9,207
Goodwill	61	--	61	61	--	61

	$9,264	$--	$9,264	$9,268	$--	$9,268
Finite-lived intangible assets:
Franchises with finite lives	$23	$8	$15	$23	$7	$16

For the three months ended March 31, 2007, the net carrying amount of indefinite-lived and finite-lived franchises was reduced by $4 million, related to cable asset sales completed in the first quarter of 2007. Franchise amortization

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. Franchise amortization expense for the three months ended March 31, 2007 was approximately $1 million. The Company expects that amortization expense on franchise assets will be approximately $3 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

5.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Accounts payable - trade	$155	$92
Accrued capital expenditures	65	97
Accrued expenses:
Interest	559	410
Programming costs	311	268
Franchise-related fees	43	68
Compensation	87	110
Other	244	253

	$1,464	$1,298

6.     Long-Term Debt

Long-term debt consists of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
Charter Communications, Inc.:
5.875% convertible senior notes due November 16, 2009	$413	$410	$413	$408
Charter Communications Holdings, LLC:
8.250% senior notes due April 1, 2007	105	105	105	105
8.625% senior notes due April 1, 2009	187	187	187	187
10.000% senior notes due April 1, 2009	105	105	105	105
10.750% senior notes due October 1, 2009	71	71	71	71
9.625% senior notes due November 15, 2009	52	52	52	52
10.250% senior notes due January 15, 2010	32	32	32	32
11.750% senior discount notes due January 15, 2010	21	21	21	21
11.125% senior discount notes due January 15, 2011	52	52	52	52
13.500% senior discount notes due January 15, 2011	62	62	62	62
9.920% senior discount notes due April 1, 2011	63	63	63	63
10.000% senior notes due May 15, 2011	71	71	71	71
11.750% senior discount notes due May 15, 2011	55	55	55	55
12.125% senior discount notes due January 15, 2012	91	91	91	91
CCH I Holdings, LLC:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

11.125% senior notes due January 15, 2014	151	151	151	151
13.500% senior discount notes due January 15, 2014	581	581	581	581
9.920% senior discount notes due April 1, 2014	471	471	471	471
10.000% senior notes due May 15, 2014	299	299	299	299
11.750% senior discount notes due May 15, 2014	815	815	815	815
12.125% senior discount notes due January 15, 2015	217	217	217	216
CCH I, LLC:
11.000% senior notes due October 1, 2015	3,987	4,089	3,987	4,092
CCH II, LLC:
10.250% senior notes due September 15, 2010	2,198	2,190	2,198	2,190
10.250% senior notes due October 1, 2013	250	261	250	262
CCO Holdings, LLC:
Senior floating notes due December 15, 2010	550	550	550	550
8¾% senior notes due November 15, 2013	800	795	800	795
Charter Communications Operating, LLC:
8.000% senior second lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second lien notes due April 30, 2014	770	770	770	770
Credit Facilities	5,610	5,610	5,395	5,395
	$19,179	$19,276	$18,964	$19,062

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date except as follows. Certain of the CIH notes, CCH I notes and CCH II notes issued in exchange for Charter Holdings notes and Charter convertible notes in 2006 and 2005 are recorded for financial reporting purposes at values different from the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due). As of March 31, 2007, the accreted value of the Company’s debt for legal purposes and notes indenture purposes is approximately $19.1 billion.

In March 2007, Charter Operating entered into the Charter Operating Credit Agreement which provides for a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5.0 billion term loan facility (the “Existing Term Loan”), and a $1.5 billion new term loan facility (the “New Term Loan”), which was funded in March and April 2007. Borrowings under the Charter Operating Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, plus in either case, an applicable margin. The applicable margin for LIBOR loans under the New Term Loan and revolving loans is 2.00% above LIBOR. The revolving line of credit commitments terminate in March 2013. The Existing Term Loan and the New Term Loan are subject to amortization at 1% of their initial principal amount per annum. The New Term Loan amortization commences on March 31, 2008. The remaining principal amount of the New Term Loan will be due in March 2014.

The terms of the Existing Term Loan were amended in March 2007. The refinancing of the $5.0 billion Existing Term Loan with new term loans was permitted under the Charter Operating Credit Agreement and occurred in April 2007, with pricing (LIBOR plus 2.00%) and amortization profile of such term loan matching the New Term Loan described above. The Charter Operating Credit Agreement also modified the quarterly consolidated leverage ratio to be less restrictive.

In March 2007, CCO Holdings entered into a credit agreement (the “CCO Holdings Credit Agreement”) which consisted of a $350 million term loan facility (the “Term Facility”). The Term Facility matures in September 2014 (the “Maturity Date”). The CCO Holdings Credit Agreement also provides for additional incremental term loans (the “Incremental Loans”) maturing on the dates set forth in the notices establishing such term loans, but no earlier than the Maturity Date. Borrowings under the CCO Holdings Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin. The applicable margin for LIBOR term loans, other than Incremental Loans, is 2.50% above LIBOR. The applicable margin with respect to Incremental

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Loans is to be agreed upon by CCO Holdings and the lenders when the Incremental Loans are established. The CCO Holdings Credit Agreement is secured by the equity interests of Charter Operating, and all proceeds thereof.

As part of the refinancing, the existing $350 million revolving/term credit facility was terminated. A $1 million loss was recognized related to the write-off of unamortized deferred debt financing costs related to this facility.

Prior to March 31, 2007, $110 million was transferred to the trustee for use to pay off the remaining principal and interest of the CCH 8.250% senior notes due April 1, 2007. Such amount was not funded to bond holders until April 2, 2007. The cash held by the trustee was reflected as restricted cash at March 31, 2007. In April 2007, Charter Holdings completed a tender offer, in which $97.0 million of Charter Holdings’ notes were accepted in exchange for $100 million of total consideration, including premiums and accrued interest. In addition, Charter Holdings redeemed $187 million of its 8.625% senior notes due April 1, 2009 and CCO Holdings redeemed $550 million of its senior floating rate notes due December 15, 2010. These redemptions closed in April 2007.

7.     Minority Interest and Equity Interest of Charter Holdco

Charter is a holding company whose primary assets are a controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems, and $413 million at March 31, 2007 and December 31, 2006 of mirror notes that are payable by Charter Holdco to Charter, and which have the same principal amount and terms as those of Charter’s convertible senior notes. Minority interest on the Company’s consolidated balance sheets as of March 31, 2007 and December 31, 2006 represents Mr. Allen’s, Charter’s chairman and controlling shareholder, 5.6% preferred membership interests in CC VIII, LLC ("CC VIII"), an indirect subsidiary of Charter Holdco, of $194 million and $192 million, respectively.

8.     Share Lending Agreement

As of March 31, 2007, there were 39.8 million shares of Charter Class A common stock outstanding that were issued in various offerings as required by the share lending agreement, pursuant to which Charter had previously agreed to loan up to 150 million shares to Citigroup Global Markets Limited ("CGML"). These offerings of Charter’s Class A common stock were conducted to facilitate transactions by which investors in Charter’s 5.875% convertible senior notes due 2009, issued on November 22, 2004, hedged their investments in the convertible senior notes. Charter did not receive any of the proceeds from the sale of this Class A common stock. However, under the share lending agreement, Charter received a loan fee of $.001 for each share that it lent to CGML. Charter has no further obligation to issue shares pursuant to this share lending agreement.

The issuance of shares pursuant to this share lending agreement is essentially analogous to a sale of shares coupled with a forward contract for the reacquisition of the shares at a future date. An instrument that requires physical settlement by repurchase of a fixed number of shares in exchange for cash is considered a forward purchase instrument. While the share lending agreement does not require a cash payment upon return of the shares, physical settlement is required (i.e., the shares borrowed must be returned at the end of the arrangement). The fair value of the 39.8 million loaned shares outstanding is approximately $111 million as of March 31, 2007. However, the net effect on shareholders’ deficit of the shares lent pursuant to the share lending agreement, which includes Charter’s requirement to lend the shares and the counterparties’ requirement to return the shares, is de minimis and represents the cash received upon lending of the shares and is equal to the par value of the common stock to be issued.

9.    Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

loss, after giving effect to the minority interest share of such gains and losses. Comprehensive loss was $387 million and $460 million for the three months ended March 31, 2007 and 2006, respectively.

10.    Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate risk management derivative instruments, including but not limited to interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) to manage its interest costs. The Company’s policy is to manage its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range. Using interest rate swap agreements, the Company has agreed to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

The Company’s hedging policy does not permit it to hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended March 31, 2007 and 2006, other income (expense), net includes $0 and gains of $2 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements. This ineffectiveness arises from differences between critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended March 31, 2007 and 2006, losses of $2 million and $1 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income (expense) in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2007 and 2006, other income (expense), net, includes losses of $1 million and gains of $6 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

As of March 31, 2007 and December 31, 2006, the Company had outstanding $3.4 billion and $1.7 billion, respectively, in notional amounts of interest rate swaps. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Certain provisions of the Company’s 5.875% convertible senior notes due 2009 are considered embedded derivatives for accounting purposes and are required to be accounted for separately from the convertible senior notes. In accordance with SFAS No. 133, these derivatives are marked to market with gains or losses recorded in interest expense on the Company’s condensed consolidated statement of operations. For the three months ended March 31, 2007 and 2006, the Company recognized $0 and a gain of $2 million, respectively, which resulted in a decrease in interest expense related to these derivatives. At March 31, 2007 and December 31, 2006, $12 million is recorded in accounts payable and accrued expenses relating to the short-term portion of these derivatives.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

11.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Loss on sale of assets, net	$3	$--
Special charges, net	1	3

	$4	$3

Special charges, net for the three months ended March 31, 2007 and 2006 primarily represent severance associated with the closing of call centers and divisional restructuring.

12.    Other Income (Expense), Net

Other income (expense), net consists of the following for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Gain (loss) on derivative instruments and hedging activities, net	$(1)	$8
Loss on extinguishment of debt	(1)	--
Minority interest	(2)	--
Loss on investments	--	(1)
Other, net	--	4

	$(4)	$11

13.    Income Taxes

All operations are held through Charter Holdco and its direct and indirect subsidiaries. Charter Holdco and the majority of its subsidiaries are limited liability companies that are not subject to income tax. However, certain of these subsidiaries are corporations and are subject to income tax. All of the taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members: Charter, Charter Investment, Inc. (“CII”) and Vulcan Cable III Inc. ("Vulcan Cable"). Charter is responsible for its allocated share of taxable income or loss of Charter Holdco in accordance with the Charter Holdco limited liability company agreement (the "LLC Agreement") and partnership tax rules and regulations. Charter also records financial statement deferred tax assets and liabilities related to its investments in Charter Holdco.

As of March 31, 2007 and December 31, 2006, the Company had net deferred income tax liabilities of approximately $526 million and $514 million, respectively. Approximately $200 million of the deferred tax liabilities recorded in the condensed consolidated financial statements at March 31, 2007 and December 31, 2006 relate to certain indirect subsidiaries of Charter Holdco, which file separate income tax returns.

During the three months ended March 31, 2007 and 2006, the Company recorded $69 million and $9 million of income tax expense, respectively. Income tax expense of $1 million was associated with discontinued operations for the three months ended March 31, 2006. Income tax expense is recognized through increases in the deferred tax

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

liabilities related to Charter’s investment in Charter Holdco, as well as current federal and state income tax expense and increases to the deferred tax liabilities of certain of Charter’s indirect corporate subsidiaries.

The Company recorded an additional deferred tax asset of approximately $181 million during the three months ended March 31, 2007, relating to net operating loss carryforwards, but recorded a valuation allowance with respect to this amount because of the uncertainty of the ability to realize a benefit from the Company’s carryforwards in the future. The Company had deferred tax assets of approximately $4.8 billion and $4.6 billion as of March 31, 2007 and December 31, 2006, respectively, which included $2.0 billion of financial losses in excess of tax losses allocated to Charter from Charter Holdco. The deferred tax assets also included approximately $2.8 billion and $2.7 billion of tax net operating loss carryforwards as of March 31, 2007 and December 31, 2006, respectively (generally expiring in years 2007 through 2027), of Charter and its indirect corporate subsidiaries.  Valuation allowances of $4.4 billion and $4.2 billion as of March 31, 2007 and December 31, 2006, respectively, existed with respect to these deferred tax assets, of which $2.3 billion and $2.2 billion, respectively, relate to the tax net operating loss carryforwards.

The amount of any potential benefit from the Company’s tax net operating losses is dependent on: (1) Charter and its indirect corporate subsidiaries’ ability to generate future taxable income and (2) the impact of any future “ownership changes” of Charter's common stock. An “ownership change” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income the Company may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate the Company’s ability to use a substantial portion of its net operating losses to offset any future taxable income. Future transactions and the timing of such transactions could cause such an ownership change. Transactions that could contribute to causing such an ownership change include, but are not limited to, the following: The issuance of shares of common stock upon future conversion of Charter’s convertible senior notes, reacquisition of the shares borrowed under the share lending agreement by Charter (of which 39.8 million remain outstanding as of March 31, 2007), or acquisitions or sales of shares by certain holders of Charter’s shares, including persons who have held, currently hold, or accumulate in the future five percent or more of Charter’s outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into CCI common stock). Many of the foregoing transactions, including whether Mr. Allen exchanges his Charter Holdco units, are beyond management’s control.

The Company’s deferred tax liability arises from Charter’s investment in Charter Holdco, and is largely attributable to the characterization of franchises for financial reporting purposes as indefinite lived. If certain exchanges, as described above, were to take place, Charter would likely record for financial reporting purposes additional deferred tax liability related to its increased interest in Charter Holdco.

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

In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The adoption of FIN 48 resulted in a deferred tax benefit of $56 million related to a settlement with Mr. Allen regarding ownership of the CC VIII preferred membership interests, which was recognized as a cumulative adjustment to accumulated deficit.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

14.     Contingencies

The Company is a defendant or co-defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases, and, in many cases, the Company expects that any potential liability would be the responsibility of its equipment vendors pursuant to applicable contractual indemnification provisions. In the event that a court ultimately determines that the Company infringes on any intellectual property rights, it may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers. While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, the lawsuits could be material to the Company’s consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to the Company’s consolidated financial condition, results of operations, or liquidity.

Charter is a party to other lawsuits and claims that arise in the ordinary course of conducting its business. The ultimate outcome of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.

15.     Stock Compensation Plans

The Company has stock option plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or restricted stock (not to exceed 20,000,000 shares of Charter Class A common stock), as each term is defined in the Plans. Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the Plans. Options granted generally vest over four years from the grant date, with 25% generally vesting on the anniversary of the grant date and ratably thereafter. Generally, options expire 10 years from the grant date. The Plans allow for the issuance of up to a total of 90,000,000 shares of Charter Class A common stock (or units convertible into Charter Class A common stock). During the three months ended March 31, 2007, Charter granted 3.8 million stock options and 6.7 million performance units under Charter’s Long-Term Incentive Program. The Company recorded $5 million and $4 million of stock compensation expense which is included in selling, general, and administrative expense for the three months ended March 31, 2007 and 2006, respectively.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. ("Charter") is a holding company whose principal assets at March 31, 2007 are the 55% controlling common equity interest (52% for accounting purposes) in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as Charter’s convertible senior notes. "We," "us" and "our" refer to Charter and its subsidiaries.

We are a broadband communications company operating in the United States. We offer our residential and commercial customers traditional cable video programming (analog and digital video, which we refer to as “video service”), high-speed Internet services, advanced broadband cable services (such as Charter OnDemand™ video service (“OnDemand”), high definition television service, and digital video recorder (“DVR”) service) and, in many of our markets, telephone service. We sell our cable video programming, high-speed Internet, telephone, and advanced broadband services on a subscription basis.

The following table summarizes our customer statistics for analog and digital video, residential high-speed Internet and residential telephone as of March 31, 2007 and 2006:

	Approximate as of
	March 31,	March 31,
	2007 (a)	2006 (a)

Video Cable Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,146,700	5,640,200
Multi-dwelling (bulk) and commercial unit customers (c)	268,700	273,700
Total analog video customers (b)(c)	5,415,400	5,913,900

Digital Video:
Digital video customers (d)	2,862,900	2,866,400

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,525,900	2,322,400
Residential telephone customers (f)	572,600	191,100

After giving effect to sales of certain non-strategic cable systems in the third quarter of 2006 and in January 2007, analog video customers, digital video customers, high-speed Internet customers and telephone customers would have been 5,478,600, 2,683,500, 2,203,000 and 191,100, respectively, as of March 31, 2006.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). At March 31, 2007 and 2006, "customers" include approximately 31,700 and 48,500 persons whose accounts were over 60 days past due in payment, approximately 4,100 and 11,900 persons whose accounts were over 90 days past due in payment, and approximately 2,000 and 7,800 of which were over 120 days past due in payment, respectively.

(b)	"Analog video customers" include all customers who receive video services.

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

(d)	"Digital video customers" include all households that have one or more digital set-top boxes or cable cards deployed.

(e)	"Residential high-speed Internet customers" represent those residential customers who subscribe to our high-speed Internet service.

(f)	"Residential telephone customers" include all residential customers receiving telephone service.

Overview

For the three months ended March 31, 2007, our operating income from continuing operations was $156 million, and for the three months ended March 31, 2006, our operating loss from continuing operations was $8 million. We had an operating margin of 11% for the three months ended March 31, 2007 and a negative operating margin of 1% for the three months ended March 31, 2006. The increase in operating income from continuing operations and operating margins for the three months ended March 31, 2007 compared to the three months ended, March 31, 2006 was principally due to asset impairment charges during 2006, which did not recur in 2007, combined with revenues increasing at a faster rate than expenses, reflecting increased operational efficiencies, improved geographic footprint, and benefits from improved third party contracts.

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

Sale of Assets

In 2006, we sold cable systems serving a total of approximately 356,000 analog video customers for a total sales price of approximately $971 million. The Company used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of the Company’s credit facilities. These cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the three months ended March 31, 2006 of approximately $99 million. The results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax for the three months ended March 31, 2006.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2006 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended March 31,
	2007		2006

Revenues	$1,425	100%	$1,320	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	631	44%	604	46%
Selling, general and administrative	303	21%	272	21%
Depreciation and amortization	331	24%	350	26%
Asset impairment charges	--	--	99	8%
Other operating expenses, net	4	--	3	--

	1,269	89%	1,328	101%

Operating income (loss) from continuing operations	156	11%	(8)	(1)%

Interest expense, net	(464)		(468)
Other income (expense), net	(4)		11

	(468)		(457)

Loss from continuing operations before income taxes	(312)		(465)

Income tax expense	(69)		(8)

Loss from continuing operations	(381)		(473)

Income from discontinued operations, net of tax	--		14

Net loss	$(381)		$(459)

Loss per common share:
Loss from continuing operations, basic and diluted	$(1.04)		$(1.49)
Net loss, basic and diluted	$(1.04)		$(1.45)

Weighted average common shares outstanding, basic and diluted	366,120,096		317,413,472

Revenues. Average monthly revenue per analog video customer increased to $88 for the three months ended March 31, 2007 from $78 for the three months ended March 31, 2006 primarily as a result of incremental revenues from OnDemand, DVR, and high-definition television services and rate adjustments. Average monthly revenue per analog video customer represents total quarterly revenue, divided by three, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,
	2007		2006		2007 over 2006
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$838	59%	$831	63%	$7	1%
High-speed Internet	296	21%	245	19%	51	21%
Telephone	63	4%	20	1%	43	215%
Advertising sales	63	4%	68	5%	(5)	(7%)
Commercial	81	6%	73	6%	8	11%
Other	84	6%	83	6%	1	1%

	$1,425	100%	$1,320	100%	$105	8%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Analog video customers decreased by 255,900 customers from March 31, 2006, 192,700 of which was related to asset sales, compared to March 31, 2007, while digital video customers increased by 116,400, offset by a loss of 62,900 customers related to asset sales. The increase in video revenues is attributable to the following (dollars in millions):

2007 compared to 2006 Increase / (Decrease)

Rate adjustments and incremental video services	$23
Increase in digital video customers	16
Decrease in analog video customers	(10)
System sales	(22)

$7

High-speed Internet customers grew by 285,600 customers, offset by a loss of 37,200 customers related to asset sales, from March 31, 2006 to March 31, 2007. The increase in high-speed Internet revenues from our non-commercial customers is attributable to the following (dollars in millions):

2007 compared to 2006 Increase / (Decrease)

Increase in high-speed Internet customers	$37
Price increases	18
System sales	(4)

$51

Revenues from telephone services increased primarily as a result of an increase of 381,500 telephone customers from March 31, 2006 to March 31, 2007.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues decreased primarily as a result of a decrease in national advertising sales. For the three months ended March 31, 2007 and 2006, we received $4 million and $6 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services provided to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues offset by a decrease of $3 million related to asset sales.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the three months ended March 31, 2007 and 2006, franchise fees represented approximately 51% and 53%, respectively, of total other revenues. The increase in other revenues was primarily the result of increases in wire maintenance fees.

Operating expenses. The increase in operating expenses is attributable to the following (dollars in millions):

2007 compared to 2006 Increase / (Decrease)

Programming costs	$28
Costs of providing high-speed Internet and telephone services	9
Maintenance costs	4
Advertising sales costs	2
Other, net	1
System sales	(18)

$26

Programming costs were approximately $393 million and $376 million, representing 62% of total operating expenses for the three months ended March 31, 2007 and 2006, respectively. Programming costs consist primarily of costs paid to programmers for analog, premium, digital, OnDemand, and pay-per-view programming. The increase in programming costs is primarily a result of contractual rate increases. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $5 million for each of the three months ended March 31, 2007 and 2006, respectively. We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers, and additional programming, including high-definition and OnDemand programming, being provided to customers.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

2007 compared to 2006 Increase / (Decrease)

Customer care costs	$18
Marketing costs	18
Employee costs	7
Professional service costs	(8)
Other, net	1
System sales	(5)

$31

Depreciation and amortization. Depreciation and amortization expense decreased by $19 million and was primarily the result of systems sales and certain assets becoming fully depreciated.

Asset impairment charges. Asset impairment charges for the three months ended March 31, 2006 represent the write-down of assets related to cable asset sales to fair value less costs to sell. See Note 3 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Other operating expenses, net. The increase in other operating expenses, net is attributable to the following (dollars in millions):

2007 compared to 2006

Increase in losses on sales of assets	$3
Decrease in special charges, net	(2)

$1

For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense decreased by $4 million, which was a result of a decrease in our average debt outstanding from $19.5 billion for the first quarter of 2006 to $19.2 billion for the first quarter of 2007. Our average borrowing rate was 9.5% in the first quarter of 2007 and 2006.

Other income (expense), net. The change in other income (expense), net is attributable to the following (dollars in millions):

2007 compared to 2006

Decrease in gain on derivative instruments and hedging activities, net	$(9)
Increase in loss on extinguishment of debt	(1)
Decrease in minority interest	(2)
Decrease in loss on investments	1
Other, net	(4)

$(15)

For more information, see Note 12 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense, and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. Income tax expense includes $18 million of deferred tax expense related to asset sales occurring in the three months ended March 31, 2007. Income tax expense was offset by deferred tax benefits of $21 million related to asset impairment charges recorded in the three months ended March 31, 2006. We do not expect to recognize a similar benefit associated with the impairment of franchises in future periods. However, the actual tax provision calculations in future periods will be the result of current and future temporary differences, as well as future operating results.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax decreased in the first quarter of 2007 compared to the first quarter of 2006 due to the sale of the West Virginia and Virginia systems in July 2006. For more information, see Note 3 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net loss. The impact to net loss in the three months ended March 31, 2007 and 2006 of asset impairment charges and extinguishment of debt, was to increase net loss by approximately $1 million and $99 million, respectively.

Loss per common share. During the first quarter of 2007 and 2006, net loss per common share decreased by $0.41, or 28%, as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

We have a significant level of debt. Our long-term financing as of March 31, 2006 consists of $5.6 billion of credit facility debt, $13.3 billion accreted value of high-yield notes and $410 million accreted value of convertible senior notes. For the remaining three quarterly periods of 2007, $105 million of our debt matures, which was paid on April 2, 2007 upon maturity of the 8.250% Charter Holdings senior notes. In 2008, $55 million of our debt matures, and in 2009, $882 million matures. Of the debt that was scheduled to mature in 2009, $187 million was subject to a call redemption that closed in April 2007, and $40 million was repurchased in a tender offer that closed in April 2007. In 2010 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, sales of assets, issuances of debt and equity securities and cash on hand. However, the mix of funding sources changes from period to period. For the three months ended March 31, 2007, we generated $266 million of net cash flows from operating activities after paying cash interest of $304 million. In addition, we used approximately $298 million for purchases of property, plant and equipment. Finally, we had net cash flows provided by financing activities of $200 million. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our access to the debt and equity markets, the timing of possible asset sales and our ability to generate cash flows from operating activities. We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently believe future asset sales to be a significant source of liquidity.

We expect that cash on hand, cash flows from operating activities, and the amounts available under our credit facilities will be adequate to meet our and our parent companies’ cash needs through 2008.  We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2009 and will not be sufficient to fund such needs in 2010 and beyond. We continue to work with our financial advisors concerning our approach to addressing liquidity, debt maturities and our overall balance sheet leverage.

Credit Facility Availability

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities. The Charter Operating credit facilities, along with our indentures and the CCO Holdings, LLC (“CCO Holdings”) credit facilities, contain certain restrictive covenants, some of which require us to maintain specified leverage ratios and meet financial tests and to provide annual audited financial statements with an unqualified opinion from our independent auditors. As of March 31, 2007, we are in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months. As of March 31, 2007, our potential availability under our revolving credit facility totaled approximately $1.4 billion, none of which was limited by covenant restrictions. Continued access to our credit facilities is subject to our remaining in compliance with these covenants, including covenants tied to our leverage ratio. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Limitations on Distributions

As long as the convertible notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount in November 2009. Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $413 million, net of $450 million of convertible senior notes held by CCHC, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of March 31, 2007, Charter Holdco was owed $4 million in intercompany loans from its subsidiaries and had $8 million in cash, which were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $50 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s convertible senior notes scheduled in 2007.  As long as CCHC continues to hold the $450 million of Charter’s convertible senior notes, CCHC will receive interest payments from the government securities pledged for the convertible senior notes.  The cumulative amount of interest payments expected to be received by CCHC is $40 million and may be available to be distributed to pay semiannual interest due in 2008 and May 2009 on the outstanding principal amount of $413 million of the convertible senior notes, although CCHC may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC) for payment of principal on parent company notes, are restricted under the indentures governing the CCH I Holdings, LLC (“CIH”) notes, CCH I, LLC (“CCH I”) notes, CCH II, LLC (“CCH II”) notes, CCO Holdings notes, and Charter Operating notes and under the CCO Holdings credit facilities unless there is no default under the applicable indenture and credit facilities, and each applicable subsidiary’s leverage ratio test is met at the time of such distribution. For the quarter ended March 31, 2007, there was no default under any of these indentures or credit facilities. However, certain of our subsidiaries did not meet their applicable leverage ratio tests based on March 31, 2007 financial results. As a result, distributions from certain of our subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings Credit facilities.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met. For the quarter ended March 31, 2007, there was no default under Charter Holdings’ indentures and the other specified tests were met. However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on March 31, 2007 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

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

•	further reducing our expenses and capital expenditures, which may impair our ability to increase revenue and grow operating cash flows;
•	selling assets; or
•	requesting waivers or amendments with respect to our credit facilities, which may not be available on acceptable terms; and cannot be assured.

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

Recent Financing Transactions

On March 6, 2007, Charter Operating entered into an Amended and Restated Credit Agreement among Charter Operating, CCO Holdings, the several lenders from time to time that are parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain other agents (the “Charter Operating Credit Agreement”).

The Charter Operating Credit Agreement provides for a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5.0 billion term loan facility (which was refinanced with new term loans in April 2007), and a $1.5 billion new term loan facility (the “New Term Loan”) which was funded in March and April 2007. Borrowings under the Charter Operating Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate, plus in either case, an applicable margin. The applicable margin for LIBOR loans under the New Term Loan and revolving loans is 2.00% above LIBOR. The revolving line of credit commitments terminate on March 6, 2013. The Existing Term Loan and the New Term Loan are subject to amortization at 1% of their initial principal amount per annum. The New Term Loan amortization commences on March 31, 2008. The remaining principal amount of the New Term Loan will be due on March 6, 2014.

The terms of the Existing Term Loan have been amended effective March 6, 2007. The refinancing of the $5.0 billion Existing Term Loan with new term loans (“Replacement Existing Term Loan”) was permitted under the Charter Operating Credit Agreement and occurred in April 2007, with pricing (LIBOR plus 2.00%) and amortization profile of the Replacement Existing Term Loan matching the New Term Loan described above. The Charter Operating Credit Agreement contains financial covenants requiring Charter Operating to maintain a quarterly consolidated leverage ratio not to exceed 5 to 1 and a first lien leverage ratio not to exceed 4 to 1.

On March 6, 2007, CCO Holdings entered into a credit agreement among CCO Holdings, the several lenders from time to time that are parties thereto, Bank of America, N.A., as administrative agent, and certain other agents (the “CCO Holdings Credit Agreement”). The CCO Holdings Credit Agreement consists of a $350 million term loan facility (the “Term Facility”). The term loan matures on September 6, 2014 (the “Maturity Date”). The CCO Holdings Credit Agreement also provides for additional incremental term loans (the “Incremental Loans”) maturing on the dates set forth in the notices establishing such term loans, but no earlier than the Maturity Date. Borrowings under the CCO Holdings Credit Agreement bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin. The applicable margin for LIBOR term loans, other than Incremental Loans, is 2.50% above LIBOR. The applicable margin with respect to Incremental Loans is to be agreed upon by CCO Holdings and the lenders when the Incremental Loans are established. The CCO Holdings Credit Agreement is secured by the equity interests of Charter Operating, and all proceeds thereof.

We used a portion of the additional proceeds from the Charter Operating Credit Agreement and CCO Holdings Credit Agreement to redeem $550 million of CCO Holdings’ outstanding floating rate notes due 2010, to redeem approximately $187 million of Charter Holdings’ outstanding 8.625% senior notes due 2009, to fund the purchase of notes in a tender offer for total consideration (including premiums and accrued interest) of $100 million of certain notes outstanding at Charter Holdings, and to repay $105 million of Charter Holdings’ notes maturing in April 2007. The remainder will be used for other general corporate purposes.

Historical Operating, Financing and Investing Activities

Our cash flows include the cash flows related to our discontinued operations for all periods presented.

We held $205 million in cash and cash equivalents as of March 31, 2007, of which $110 million was held by the trustee and restricted for payment of bonds due April 1, 2007, compared to $60 million as of December 31, 2006. For the three months ended March 31, 2007, we generated $266 million of net cash flows from operating activities after paying cash interest of $304 million. In addition, we used approximately $298 million for purchases of property, plant and equipment. Finally, we had net cash flows provided by financing activities of $200 million.

Operating Activities. Net cash provided by operating activities increased $57 million, or 27%, from $209 million for the three months ended March 31, 2006 to $266 million for the three months ended March 31, 2007. For the three months ended March 31, 2007, net cash provided by operating activities increased primarily as a result of revenues increasing at a faster rate than cash expenses and changes in operating assets and liabilities that provided $66 million more cash during the three months ended March 31, 2007 than the corresponding period in 2006, offset by an increase of $37 million in interest on cash pay obligations during the same period.

Investing Activities. Net cash used by investing activities was $321 million for the three months ended March 31, 2007 compared to net cash used by investing activities of $276 million for the three months ended March 31, 2006, which was primarily related to an increase in purchases of property, plant, and equipment.

Financing Activities. Net cash provided by financing activities was $200 million and $86 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash provided during the three months ended March 31, 2007 as compared to the corresponding period in 2006, was primarily the result of increased borrowings of long-term debt and a decrease in repayments.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $298 million and $241 million for the three months ended March 31, 2007 and 2006, respectively. Capital expenditures increased as a result of increased spending on customer premise equipment to meet increased customer growth and increases in scalable infrastructure as a result of high-speed data network upgrades and telephone headend equipment. See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the three months ended March 31, 2007 and 2006, our liabilities related to capital expenditures decreased $32 million and $7 million, respectively.

During 2007, we expect capital expenditures to be approximately $1.2 billion. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital and for scalable infrastructure costs. We have and expect to continue to fund capital expenditures for 2007 primarily from cash flows from operating activities and borrowings under our credit facilities.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended March 31,
	2007	2006

Customer premise equipment (a)	$161	$130
Scalable infrastructure (b)	49	34
Line extensions (c)	24	26
Upgrade/Rebuild (d)	12	9
Support capital (e)	52	42

Total capital expenditures	$298	$241

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to various market risks, including fluctuations in interest rates. We use interest rate risk management derivative instruments, including but not limited to interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of our subsidiaries. Our policy is to manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range. Using interest rate swap agreements, we agree to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts. Interest rate risk management agreements are not held or issued for speculative or trading purposes.

As of March 31, 2007 and December 31, 2006, our long-term debt totaled approximately $19.3 billion and $19.1 billion, respectively. This debt was comprised of approximately $5.6 billion and $5.4 billion of credit facilities debt, $13.3 billion and $13.3 billion accreted amount of high-yield notes and $410 million and $408 million accreted amount of convertible senior notes, respectively.

As of March 31, 2007 and December 31, 2006, the weighted average interest rate on the credit facility debt was approximately 7.1% and 7.9%, respectively, the weighted average interest rate on the high-yield notes was approximately 10.1% and 10.3% and the weighted average interest rate on the convertible senior notes was approximately 5.9%, resulting in a blended weighted average interest rate of 9.1% and 9.5%, respectively. The interest rate on approximately 85% and 78% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of March 31, 2007 and December 31, 2006, respectively. The fair value of our high-yield notes was $13.3 billion at March 31, 2007 and December 31, 2006. The fair value of our convertible senior notes was $552 million and $576 million at March 31, 2007 and December 31, 2006, respectively. The fair value of our credit facilities is $5.6 billion and $5.4 billion at March 31, 2007 and December 31, 2006, respectively. The fair value of high-yield and convertible notes is based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

We do not hold or issue derivative instruments for trading purposes. We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended March 31, 2007 and 2006, other income (expense), net includes $0 and gains of $2 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended March 31, 2007 and 2006, losses of $2 million and $1 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income (expense) in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2007 and 2006, other income (expense), net includes losses of $1 million and gains of $6 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2007 (dollars in millions):

	2007	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value at March 31, 2007
Debt:
Fixed Rate	$105	$--	$827	$2,251	$303	$1,191	$8,342	$13,019	$13,435
Average Interest Rate	8.25%	--	7.67%	10.26%	11.21%	8.32%	10.70%	10.21%

Variable Rate	$--	$55	$55	$605	$55	$55	$5,335	$6,160	$6,063
Average Interest Rate	--	6.83%	6.82%	8.95%	7.10%	7.20%	7.21%	7.37%

Interest Rate Instruments:
Variable to Fixed Swaps	$675	$--	$--	$500	$300	$1,000	$1,000	$3,475	$(4)
Average Pay Rate	6.97%	--	--	6.81%	6.98%	6.89%	6.94%	6.92%
Average Receive Rate	7.31%	--	--	6.99%	7.02%	7.17%	7.25%	7.18%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at March 31, 2007.

At March 31, 2007 and December 31, 2006, we had outstanding $3.4 billion and $1.7 billion, respectively, in notional amounts of interest rate swaps. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Item 4.     Controls and Procedures.

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and certifications provided by a number of executives. Based upon, and as of the date of that evaluation, our

Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes “Risk Factors” under Item 1A of Part I. Except for the updated risk factors described below, there have been no material changes from the risk factors described in our Form 10-K. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

Risks Related to Significant Indebtedness of Us and Our Subsidiaries

We and our subsidiaries have a significant amount of existing debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

We and our subsidiaries have a significant amount of debt and may (subject to applicable restrictions in their debt instruments) incur additional debt in the future. As of March 31, 2007, our total debt was approximately $19.3 billion, our shareholders’ deficit was approximately $6.5 billion and the deficiency of earnings to cover fixed charges for the three months ended March 31, 2007 was $310 million.

As of March 31, 2007, approximately $413 million aggregate principal amount of Charter’s convertible notes were outstanding, which matures in 2009. We will need to raise additional capital and/or receive distributions or payments from our subsidiaries in order to satisfy this debt obligation. An additional $450 million aggregate principal amount of Charter’s convertible notes was held by CCHC.

Because of our significant indebtedness, our ability to raise additional capital at reasonable rates or at all is uncertain, and the ability of our subsidiaries to make distributions or payments to their parent companies is subject to availability of funds and restrictions under our subsidiaries’ applicable debt instruments and under applicable law. If we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution, and in the case of a recapitalization or other similar transaction, our noteholders might not receive principal and interest payments to which they are contractually entitled.

Our significant amount of debt could have other important consequences. For example, the debt will or could:

•
require us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, which will reduce our funds available for working capital, capital expenditures and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries and the economy at large;

•	place us at a disadvantage as compared to our competitors that have proportionately less debt;
•	make us vulnerable to interest rate increases, because approximately 15% of our borrowings are, and will continue to be, at variable rates of interest;
•	expose us to increased interest expense as we refinance existing lower interest rate instruments;
•	adversely affect our relationship with customers and suppliers;
•	limit our ability to borrow additional funds in the future, due to applicable financial and restrictive covenants in our debt;
•
make it more difficult for us to satisfy our obligations to the holders of our notes and for our subsidiaries to satisfy their obligations to their lenders under their credit facilities and to their noteholders; and

•	limit future increases in the value, or cause a decline in the value of our equity, which could limit our ability to raise additional capital by issuing equity.

A default by one of our subsidiaries under its debt obligations could result in the acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under our credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interest in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities or the indentures governing our convertible notes or our subsidiaries’ debt could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our convertible notes, our credit facilities, and other debt of our subsidiaries, and could force us to seek the protection of the bankruptcy laws. We and our subsidiaries may incur significant additional debt in the future. If current debt levels increase, the related risks that we now face will intensify.

We may not be able to access funds under the Charter Operating credit facilities if we fail to satisfy the covenant restrictions in such credit facilities, which could adversely affect our financial condition and our ability to conduct our business.

Our subsidiaries have historically relied on access to credit facilities in order to fund operations and to service parent company debt, and we expect such reliance to continue in the future. Our total potential borrowing availability under our revolving credit facility was approximately $1.4 billion as of March 31, 2007, none of which is limited by covenant restrictions. There can be no assurance that our actual availability under our credit facilities will not be limited by covenant restrictions in the future.

One of the conditions to the availability of funding under our credit facilities is the absence of a default under such facilities, including as a result of any failure to comply with the covenants under the facilities. Among other covenants, the Charter Operating credit facilities require us to maintain specific leverage ratios. The Charter Operating credit facilities also provide that Charter Operating has to obtain an unqualified audit opinion from its independent accountants for each fiscal year. There can be no assurance that Charter Operating will be able to continue to comply with these or any other of the covenants under the credit facilities.

An event of default under the credit facilities or indentures, if not waived, could result in the acceleration of those debt obligations and, consequently, could trigger cross defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under our credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interest in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities or the indentures governing our convertible notes or our subsidiaries’ debt could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our convertible notes, our credit facilities, and other debt of our subsidiaries, and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.

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

Our ability to service our debt and to fund our planned capital expenditures and ongoing operations will depend on both our ability to generate cash flow and our access to additional external liquidity sources. Our ability to generate cash flow is dependent on many factors, including:

•	competition from other distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers;
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

Some of these factors are beyond our control. If we are unable to generate sufficient cash flow or access additional external liquidity sources, we may not be able to service and repay our debt, operate our business, respond to competitive challenges, or fund our other liquidity and capital needs. Although we and our subsidiaries have been able to raise funds through issuances of debt in the past, we may not be able to access additional sources of external liquidity on similar terms, if at all. We expect that cash on hand, cash flows from operating activities, and the amounts available under our credit facilities will be adequate to meet our cash needs through 2008. We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our interest and principal repayment obligations in 2009 and will not be sufficient to fund such needs in 2010 and beyond. See “Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries. Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.

Charter’s primary assets are its equity interests in its subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make distributions to us is subject to their compliance with the terms of their credit facilities and indentures and restrictions under applicable law. Under the Delaware limited liability company act, our subsidiaries may only make distributions to us if they have “surplus” as defined in the act. Under fraudulent transfer laws, our subsidiaries may not make distributions to us or the applicable debt issuers to service debt obligations if they are insolvent or are rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they became absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness. Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating and CCO Holdings credit facilities. Several of our subsidiaries are also obligors and guarantors under other senior high yield notes. Our convertible notes are structurally subordinated in right of payment to all of the debt and other liabilities of our subsidiaries. As of March 31, 2007, our total debt was approximately $19.3 billion, of which approximately $18.9 billion was structurally senior to our convertible notes.

In the event of bankruptcy, liquidation or dissolution of one or more of our subsidiaries, that subsidiary’s assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to us as an equity holder or otherwise. In that event:

•
the lenders under Charter Operating’s credit facilities whose interests are secured by substantially all of our operating assets, will have the right to be paid in full before us from any of our subsidiaries’ assets; and

•
the holders of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of its assets that may reduce the amounts available for repayment to holders of our outstanding notes.

Risks Related to Regulatory and Legislative Matters

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

Legislative proposals have been introduced in the United States Congress and in state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in numerous states, including states where we have significant operations. Although most of these states have provided some regulatory relief for incumbent cable operators, some of these proposals are generally viewed as being more favorable to new entrants due to a number of factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises, and the potential for new entrants to serve only higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. In March 2007, the FCC released a ruling designed to streamline competitive cable franchising. Among other things, the FCC prohibited local franchising authorities from imposing “unreasonable” build-out requirements and established a mechanism whereby competing providers can secure “interim authority” to offer cable service if the local franchising authority has not acted on a franchise application within 90 days (in the case of competitors with existing right of way authority) or 180 days (in the case of competitors without existing right of way authority). Local regulators have appealed the FCC’s ruling.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. These overbuilds could adversely affect our growth, financial condition and results of operations by creating or increasing competition. As of March 31, 2007, we are aware of traditional overbuild situations impacting approximately 9% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 4% of our estimated homes passed. Additional overbuild situations may occur in other systems.

We may be required to provide access to our networks to other Internet service providers which could significantly increase our competition and adversely affect our ability to provide new products and services.

A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision making it less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable provided Internet service as an “information service,” rather than a “telecommunications service.” Notwithstanding Brand X, there has been increasing advocacy by certain Internet content providers and consumer groups for new federal laws or regulations to adopt so-called “net neutrality” principles limiting the ability of broadband network owners (like Charter) to manage and control their own networks. The proposals might prevent network owners, for example, from charging bandwidth intensive content providers, such as certain online gaming, music, and video service providers, an additional fee to ensure quality delivery of the services to consumers. If we were required to allocate a portion of our bandwidth capacity to other Internet service providers, or were prohibited from charging heavy bandwidth intensive services a fee for use of our networks, we believe that it could impair our ability to use our bandwidth in ways that would generate maximum revenues. In April 2007, the FCC issued a notice of inquiry regarding the marketing practices of broadband providers as a precursor to considering the need for any FCC regulation of internet service providers.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they might not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in February 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision is subject to a petition for reconsideration which is pending. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations. The FCC is in the process of initiating a new rulemaking to explore the cable industry’s carriage obligations once the broadcast industry transition from analog to digital transmission is completed in February 2009. It is possible that the FCC will rule in favor of dual carriage and/or multicast carriage in certain circumstances.

Item 6.     Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

Dated: May 3, 2007	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President and
Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document

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

10.1
Amended and Restated Credit Agreement, dated as of March 6, 2007, among Charter Communications Operating, LLC, CCO Holdings, LLC, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.2
Amended and Restated Guarantee and Collateral Agreement made by CCO Holdings, LLC, Charter Communications Operating, LLC and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A. ,as administrative agent, dated as of March 18, 1999, as amended and restated as of March 6, 2007 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.3
Credit Agreement, dated as of March 6, 2007, among CCO Holdings, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.4
Pledge Agreement made by CCO Holdings, LLC in favor of Bank of America, N.A., as Collateral Agent, dated as of March 6, 2007 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.5
Separation Agreement and Release for Sue Ann R. Hamilton (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on March 14, 2007 (File No. 000-27927)).

12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Document attached
+ Management compensatory plan or arrangement

E-1