Form 10-Q
period 2007-09-30
CHARTER COMMUNICATIONS INC /MO/
filed 2007-11-08
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                     (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Number of shares of Class A common stock outstanding as of September 30, 2007: 403,224,161
Number of shares of Class B common stock outstanding as of September 30, 2007: 50,000

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended September 30, 2007

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2007.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this quarterly report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report.  In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Risk Factors" under Part II, Item 1A.  Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity" and "potential" among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
the availability, in general, of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources and, in particular, our ability to fund debt obligations (by dividend, investment or otherwise) to the applicable obligor of such debt;

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

•	competition from other distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers, and DSL providers;
•	difficulties in introducing, growing, and operating our telephone services, such as our ability to adequately meet customer expectations for the reliability of voice services;
•	our ability to adequately meet demand for installations and customer service;
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

PART I. FINANCIAL INFORMATION.

Item 1.          Financial Statements.
CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59	$60
Accounts receivable, less allowance for doubtful accounts of
$18 and $16, respectively	223	195
Prepaid expenses and other current assets	62	84
Total current assets	344	339

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $8,608 and $7,644, respectively	5,108	5,217
Franchises, net	9,144	9,223
Total investment in cable properties, net	14,252	14,440

OTHER NONCURRENT ASSETS	323	321

Total assets	$14,919	$15,100

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,410	$1,298
Total current liabilities	1,410	1,298

LONG-TERM DEBT	19,691	19,062
NOTE PAYABLE – RELATED PARTY	63	57
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	874	692
MINORITY INTEREST	196	192
PREFERRED STOCK – REDEEMABLE; $.001 par value; 1 million
shares authorized; 36,713 shares issued and outstanding	5	4

SHAREHOLDERS’ DEFICIT:
Class A Common stock; $.001 par value; 10.5 billion shares authorized;
403,224,161 and 407,994,585 shares issued and outstanding, respectively	--	--
Class B Common stock; $.001 par value; 4.5 billion
shares authorized; 50,000 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	5,328	5,313
Accumulated deficit	(12,637)	(11,536)
Accumulated other comprehensive income (loss)	(25)	4

Total shareholders’ deficit	(7,334)	(6,219)

Total liabilities and shareholders’ deficit	$14,919	$15,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSEDCONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES	$1,525	$1,388	$4,449	$4,091

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	679	615	1,957	1,830
Selling, general and administrative	341	309	961	860
Depreciation and amortization	334	334	999	1,024
Asset impairment charges	56	60	56	159
Other operating expenses, net	8	4	13	14

	1,418	1,322	3,986	3,887

Operating income from continuing operations	107	66	463	204

OTHER INCOME AND (EXPENSES):
Interest expense, net	(452)	(466)	(1,387)	(1,409)
Other income (expense), net	(21)	131	(55)	121

	(473)	(335)	(1,442)	(1,288)

Loss from continuing operations before income taxes	(366)	(269)	(979)	(1,084)

INCOME TAX EXPENSE	(41)	(64)	(169)	(124)

Loss from continuing operations	(407)	(333)	(1,148)	(1,208)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	200	--	234

Net loss	$(407)	$(133)	$(1,148)	$(974)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Loss from continuing operations	$(1.10)	$(1.02)	$(3.12)	$(3.77)
Net loss	$(1.10)	$(0.41)	$(3.12)	$(3.04)

Weighted average common shares outstanding, basic and diluted	369,239,742	326,960,632	367,671,479	320,730,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,148)	$(974)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	999	1,032
Asset impairment charges	56	159
Noncash interest expense	33	108
Deferred income taxes	161	123
(Gain) loss on sale of assets	5	(198)
(Gain) loss on extinguishment of debt	23	(101)
Other, net	37	(10)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(33)	46
Prepaid expenses and other assets	21	23
Accounts payable, accrued expenses and other	173	140

Net cash flows from operating activities	327	348

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(890)	(795)
Change in accrued expenses related to capital expenditures	(51)	4
Proceeds from sales of assets, including cable systems	37	988
Other, net	(31)	(1)

Net cash flows from investing activities	(935)	196

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	7,472	5,970
Repayments of long-term debt	(6,841)	(6,846)
Proceeds from issuance of debt	--	440
Payments for debt issuance costs	(33)	(44)
Other, net	9	--

Net cash flows from financing activities	607	(480)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1)	64
CASH AND CASH EQUIVALENTS, beginning of period	60	21

CASH AND CASH EQUIVALENTS, end of period	$59	$85

CASH PAID FOR INTEREST	$1,230	$1,121

NONCASH TRANSACTIONS:
Cumulative adjustment to Accumulated Deficit for the adoption of FIN 48	$56	$--
Issuance of debt by CCH I, LLC	$--	$419
Issuance of debt by CCH II, LLC	$--	$410
Issuance of debt by Charter Communications Operating, LLC	$--	$37
Retirement of Charter Communications Holdings, LLC debt	$--	$(796)
Retirement of Renaissance Media Group LLC debt	$--	$(37)
Issuance of Class A common stock	$--	$68
Retirement of convertible senior notes	$--	$(255)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.    Organization and Basis of Presentation

Charter Communications, Inc. ("Charter") is a holding company whose principal assets at September 30, 2007 are the 54% controlling common equity interest (52% for accounting purposes) in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes.  Charter Holdco is the sole owner of CCHC, LLC ("CCHC"), which is the sole owner of Charter Communications Holdings, LLC ("Charter Holdings").  The condensed consolidated financial statements include the accounts of Charter, Charter Holdco, CCHC, Charter Holdings and all of their subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  Charter has 100% voting control over Charter Holdco and consolidates Charter Holdco as a variable interest entity under Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46(R) Consolidation of Variable Interest Entities.  Charter Holdco’s limited liability company agreement provides that so long as Charter’s Class B common stock retains its special voting rights, Charter will maintain a 100% voting interest in Charter Holdco.  Voting control gives Charter full authority and control over the operations of Charter Holdco.  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

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

2.    Liquidity and Capital Resources

The Company incurred net losses of $407 million and $133 million for the three months ended September 30, 2007 and 2006, respectively, and $1.1 billion and $974 million for the nine months ended September 30, 2007 and 2006, respectively.  The Company’s net cash flows from operating activities were $327 million and $348 million for the nine months ended September 30, 2007 and 2006, respectively.

The Company has a significant amount of debt.  The Company's long-term financing as of September 30, 2007 totaled $19.7 billion, consisting of $7.0 billion of credit facility debt, $12.3 billion accreted value of high-yield notes, and $412 million accreted value of convertible senior notes.  For the remainder of 2007, none of the Company’s debt matures.  As of September 30, 2007, the Company’s 2008 and 2009 debt maturities totaled $65 million and $666 million, respectively.  Of the debt scheduled to mature in 2009, $364 million was exchanged in October 2007 for notes maturing in 2027, subject to earlier mandatory redemption at the election of the holders in 2012 and at each five-year

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

anniversary.  In 2010 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, sales of assets, issuances of debt and equity securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the nine months ended September 30, 2007, the Company generated $327 million of net cash flows from operating activities, after paying cash interest of $1.2 billion.  In addition, the Company used $890 million for purchases of property, plant and equipment.  Finally, the Company generated net cash flows from financing activities of $607 million, as a result of refinancing transactions completed during the period.

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

Credit Facility Availability

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities.  The Charter Operating credit facilities, along with the Company’s indentures and the CCO Holdings, LLC (“CCO Holdings”) credit facility, contain certain restrictive covenants, some of which require the Company to maintain specified leverage ratios, meet financial tests, and provide annual audited financial statements with an unqualified opinion from the Company’s independent auditors.  As of September 30, 2007, the Company was in compliance with the covenants under its indentures and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months.  As of September 30, 2007, the Company’s potential availability under Charter Operating’s revolving credit facility totaled approximately $1.3 billion, none of which was limited by covenant restrictions.  Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with these covenants, including covenants tied to the Company’s leverage ratio.  If any event of non-compliance were to occur, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur.  An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  In October 2007, Charter Holdco completed an exchange offer, in which $364 million of Charter’s 5.875% convertible senior notes due November 2009 were exchanged for $479 million of Charter’s 6.50% convertible senior notes.  Approximately $49 million of Charter’s 5.875% convertible senior notes remain outstanding, net of $814 million of the 5.875% convertible senior notes now held by Charter Holdco.  Charter’s ability to make interest payments on its convertible senior notes, and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of September 30, 2007, Charter Holdco was owed $123 million in intercompany loans from Charter Communications Operating, LLC and had $44 million in cash, which amounts were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $25 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s 5.875% convertible senior notes scheduled in November 2007.  As long as Charter Holdco continues to hold the $814 million of Charter’s 5.875% convertible senior notes, Charter Holdco will

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

receive interest payments from the government securities pledged for Charter’s 5.875% convertible senior notes.  The remaining amount of interest payments expected to be received by Charter Holdco in November 2007 is approximately $24 million, which may be available to pay semiannual interest on the outstanding principal amount of $49 million of Charter’s 5.875% convertible senior notes and $479 million of Charter’s 6.50% convertible senior notes, although Charter Holdco may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC) for payment of principal on parent company notes, are restricted under the indentures governing the CCH I Holdings, LLC (“CIH”) notes, CCH I, LLC (“CCH I”) notes, CCH II, LLC (“CCH II”) notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facilities, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended September 30, 2007, there was no default under any of these indentures or credit facilities.  However, certain of the Company’s subsidiaries did not meet their applicable leverage ratio tests based on September 30, 2007 financial results.  As a result, distributions from certain of the Company’s subsidiaries to their parent companies will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facilities.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended September 30, 2007, there was no default under Charter Holdings’ indentures and the other specified tests were met.  However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on September 30, 2007 financial results.  As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

Recent Financing Transactions

In March 2007, Charter Operating entered into an Amended and Restated Credit Agreement (the “Charter Operating Credit Agreement”) which provides for a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5.0 billion term loan facility (which was refinanced with new term loans in April 2007), and a $1.5 billion new term loan facility, which was funded in March and April 2007.  In March 2007, CCO Holdings entered into a credit agreement which consisted of a $350 million term loan facility funded in March and April 2007.  In April 2007, Charter Holdings completed a cash tender offer and purchased $97 million of its outstanding notes.  In addition, Charter Holdings redeemed $187 million of its 8.625% senior notes due April 1, 2009 and CCO Holdings redeemed $550 million of its senior floating rate notes due December 15, 2010.  These redemptions closed in April 2007.  See Note 6.

3.    Sale of Assets

In 2006, the Company sold certain cable television systems serving approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”);  2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million.  The Company used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of the Company’s credit

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

facilities.  These cable systems met the criteria for assets held for sale.  As such, the assets were written down to fair value less estimated costs to sell, resulting in asset impairment charges during the nine months ended September 30, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction.  The Company determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations.  Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax, for the three and nine months ended September 30, 2006, including a gain of $200 million on the sale of cable systems.

Summarized consolidated financial information for the three and nine months ended September 30, 2006 for the West Virginia and Virginia cable systems is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Revenues	$--	$109
Income before income taxes	$200	$238
Income tax expense	$--	$(4)
Net income	$200	$234
Earnings per common share, basic and diluted	$0.61	$0.73

Also, during the three months ended September 30, 2007 and 2006, the Company recorded asset impairment charges of $56 million and $60 million, respectively, related to other cable systems meeting the criteria of assets held for sale during the respective periods.

4.    Franchises and Goodwill

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances.  The October 1, 2007 annual impairment test will be finalized in the fourth quarter of 2007 and any impairment resulting from such test will be recorded in the fourth quarter.  Franchises are aggregated into essentially inseparable asset groups to conduct the valuations.  The asset groups generally represent geographical clustering of the Company’s cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.

As of September 30, 2007 and December 31, 2006, indefinite-lived and finite-lived intangible assets are presented in the following table:

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,131	$--	$9,131	$9,207	$--	$9,207
Goodwill	79	--	79	61	--	61

	$9,210	$--	$9,210	$9,268	$--	$9,268
Finite-lived intangible assets:
Franchises with finite lives	$23	$10	$13	$23	$7	$16

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

For the nine months ended September 30, 2007, the net carrying amount of indefinite-lived franchises was reduced by $20 million, related to cable asset sales completed in the first nine months of 2007, and $56 million as a result of asset impairment charges recorded related to other cable asset sales.  Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals.  Franchise amortization expense for the three and nine months ended September 30, 2007 was approximately $1 million and $3 million, respectively, and for the three and nine months ended September 30, 2006 was approximately $0 and $1 million, respectively.  The Company expects that amortization expense on franchise assets will be approximately $3 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

For the nine months ended September 30, 2007, goodwill increased $18 million as a result of the Company’s purchase of certain cable systems in June and August of 2007.  The amount recorded to goodwill is based on a preliminary allocation of purchase price and is subject to change based on finalization of the fair value allocations.

5.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Accounts payable - trade	$124	$92
Accrued capital expenditures	46	97
Accrued expenses:
Interest	534	410
Programming costs	277	268
Franchise-related fees	56	68
Compensation	110	110
Other	263	253

	$1,410	$1,298

6.    Long-Term Debt

 Long-term debt consists of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
Charter Communications, Inc.:
5.875% convertible senior notes due November 16, 2009	$413	$412	$413	$408
Charter Communications Holdings, LLC:
8.250% senior notes due April 1, 2007	--	--	105	105
8.625% senior notes due April 1, 2009	--	--	187	187
10.000% senior notes due April 1, 2009	88	88	105	105
10.750% senior notes due October 1, 2009	63	63	71	71
9.625% senior notes due November 15, 2009	37	37	52	52

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

10.250% senior notes due January 15, 2010	18	18	32	32
11.750% senior discount notes due January 15, 2010	16	16	21	21
11.125% senior notes due January 15, 2011	47	47	52	52
13.500% senior discount notes due January 15, 2011	60	60	62	62
9.920% senior discount notes due April 1, 2011	51	51	63	63
10.000% senior notes due May 15, 2011	69	69	71	71
11.750% senior discount notes due May 15, 2011	54	54	55	55
12.125% senior discount notes due January 15, 2012	75	75	91	91
CCH I Holdings, LLC:
11.125% senior notes due January 15, 2014	151	151	151	151
13.500% senior discount notes due January 15, 2014	581	581	581	581
9.920% senior discount notes due April 1, 2014	471	471	471	471
10.000% senior notes due May 15, 2014	299	299	299	299
11.750% senior discount notes due May 15, 2014	815	815	815	815
12.125% senior discount notes due January 15, 2015	217	217	217	216
CCH I, LLC:
11.000% senior notes due October 1, 2015	3,987	4,084	3,987	4,092
CCH II, LLC:
10.250% senior notes due September 15, 2010	2,198	2,192	2,198	2,190
10.250% senior notes due October 1, 2013	250	261	250	262
CCO Holdings, LLC:
Senior floating notes due December 15, 2010	--	--	550	550
8 3/4% senior notes due November 15, 2013	800	795	800	795
Credit facility	350	350	--	--
Charter Communications Operating, LLC:
8.000% senior second lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second lien notes due April 30, 2014	770	770	770	770
Credit facilities	6,615	6,615	5,395	5,395
	$19,595	$19,691	$18,964	$19,062

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, certain of the CCH I notes and CCH II notes issued in exchange for Charter Holdings notes and Charter convertible senior notes in 2006 and 2005 are recorded for financial reporting purposes at values different from the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due).  As of September 30, 2007, the accreted value of the Company’s debt for legal purposes and notes indenture purposes is approximately $19.6 billion.

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

As part of the refinancing, the existing $350 million revolving/term credit facility was terminated.  The refinancing resulted in a loss on extinguishment of debt of approximately $13 million for the nine months ended September 30, 2007, included in other income (expense), net on the Company’s condensed consolidated statements of operations.

In April 2007, Charter Holdings completed a tender offer, in which $97 million of Charter Holdings’ notes were accepted in exchange for $100 million of total consideration, including premiums and accrued interest.  In addition, Charter Holdings redeemed $187 million of its 8.625% senior notes due April 1, 2009 and CCO Holdings redeemed $550 million of its senior floating rate notes due December 15, 2010.  These redemptions closed in April 2007.  The redemptions and tender resulted in a loss on extinguishment of debt of approximately $22 million for the nine months ended September 30, 2007, included in other income (expense), net on the Company’s condensed consolidated statements of operations.

On April 1, 2007, $105 million of Charter Holdings 8.25% notes matured and were paid off with proceeds from the CCO Holdings Credit Agreement.

In October 2007, Charter Holdco completed a tender offer, in which $364 million of Charter’s 5.875% convertible senior notes due 2009 were accepted for $479 million of Charter’s 6.50% convertible senior notes due 2027.  The 6.50% convertible senior notes will have an initial conversion price of $3.41 and initial conversion rate of 293.3868 per $1,000 principal amount of 6.50% convertible senior notes, with a maturity date of October 1, 2027, subject to earlier redemption at the option of the Company or repurchase at the option of the holders.  The 6.50% convertible senior notes provide the holders with the right to require Charter to repurchase some or all of the 6.50% convertible senior notes for cash on October 1, 2012, 2017 and 2022 at a repurchase price equal to the principal amount plus accrued interest.

Charter may redeem the 6.50% convertible senior notes in whole or in part for cash at any time at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, but only if for any 20 trading days in any 30 consecutive trading day period the closing price has exceeded 180% of the conversion price provided such 30 trading day period begins prior to October 1, 2010, or 150% of the conversion price provided such 30 trading period begins thereafter up until October 1, 2012, or at the redemption price regardless of the closing price of Charter’s Class A common stock thereafter.  Holders who convert any 6.50% convertible senior notes prior to October 1, 2012 that Charter has called for redemption shall receive, in addition to the early conversion make whole amount, if applicable, the present value of the interest on the notes converted that would have been payable for the period from the redemption date to, but excluding, October 1, 2012.

Charter expects to record a loss on extinguishment of debt in the fourth quarter of 2007 related to this transaction.  Approximately $49 million of Charter’s 5.875% convertible senior notes remain outstanding.

7.    Minority Interest and Equity Interest of Charter Holdco

Charter is a holding company whose primary assets are a controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems, and $413 million (at September 30, 2007 and December 31, 2006) of mirror notes payable by Charter Holdco to Charter, and which have the same principal amount and terms as those of Charter’s 5.875% convertible senior notes.  Minority interest on the Company’s condensed consolidated balance sheets represents Mr. Allen’s, Charter’s chairman and controlling shareholder, 5.6% preferred membership interests in CC VIII, LLC ("CC VIII"), an indirect subsidiary of Charter Holdco, of $196 million and $192 million as of September 30, 2007 and December 31, 2006, respectively.

In connection with the issuance of the 6.50% convertible senior notes described in Note 6, Charter entered into certain agreements with Charter Holdco to provide for the issuance of $479 million original principal amount of a 6.50%

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

mirror convertible senior note due 2027 of Charter Holdco (the “Mirror Note”) to Charter.  These agreements facilitated compliance with the certificate of incorporation of Charter and the governing documents of Charter Holdco regarding the required issuance of mirror securities by Charter Holdco.  The terms of the Mirror Note mirror the terms of the 6.50% convertible senior notes.

8.    Share Lending Agreement

As of September 30, 2007, there were 29.8 million shares of Charter Class A common stock outstanding that were issued in various offerings as required by the share lending agreement, pursuant to which Charter had previously agreed to loan up to 150 million shares to Citigroup Global Markets Limited ("CGML").  These offerings of Charter’s Class A common stock were conducted to facilitate transactions by which investors in Charter’s 5.875% convertible senior notes, issued on November 22, 2004, hedged their investments in these convertible senior notes.  In conjunction with the October 2007 exchange of Charter convertible senior notes, Charter and CGML amended the share lending agreement in October 2007 to allow the use of the borrowed shares to hedge investments in Charter’s 6.50% convertible senior notes.  Charter did not receive any of the proceeds from the sale of this Class A common stock.  However, under the share lending agreement, Charter received a loan fee of $.001 for each share that it lent to CGML.  Charter has no further obligation to issue shares pursuant to this share lending agreement.

The issuance of shares pursuant to this share lending agreement is essentially analogous to a sale of shares coupled with a forward contract for the reacquisition of the shares at a future date.  An instrument that requires physical settlement by repurchase of a fixed number of shares in exchange for cash is considered a forward purchase instrument.  While the share lending agreement does not require a cash payment upon return of the shares, physical settlement is required (i.e., the shares borrowed must be returned at the end of the arrangement).  The fair value of the 29.8 million loaned shares outstanding was approximately $77 million as of September 30, 2007.  However, the net effect on shareholders’ deficit of the shares lent pursuant to the share lending agreement, which includes Charter’s requirement to lend the shares and the counterparties’ requirement to return the shares, is de minimis and represents the cash received upon lending of the shares and is equal to the par value of the common stock to be issued.

9.    Rights Agreement

In August 2007, Charter’s Board of Directors adopted a rights plan and declared a dividend of one preferred share purchase right for each issued and outstanding share of Charter’s Class A common stock and Class B common stock (a “Right”).  The dividend was payable to stockholders of record as of August 31, 2007 and 403,219,728 Rights were issued. In connection with the adoption of the rights plan, the Company increased the authorized Class A common stock and Class B common stock to 10.5 billion and 4.5 billion shares, respectively.  The terms of the Rights and rights plan were set forth in a Rights Agreement, by and between Charter and Mellon Investor Services LLC, dated as of August 14, 2007 (the “Rights Plan” or “Rights Agreement”).

The Rights Plan was adopted in an effort to protect stockholder value by attempting to protect against a possible limitation on Charter’s ability to use its net operating loss carryforwards, which could significantly impair the value of that asset.  See Note 14.  The Rights Plan is intended to act as a deterrent to any person or group from acquiring 5.0% or more of Charter’s Class A common stock or any person or group holding 5.0% or more of Charter’s Class A common stock (“Acquiring Person”) from acquiring more shares without the approval of Charter’s Board of Directors.  The Rights will not be exercisable until 10 days after a public announcement by Charter that a person or group has become an Acquiring Person.  Except as may be determined by Charter’s Board of Directors, with the consent of the holders of the majority of the Class B common stock, all outstanding, valid, and exercisable Rights, except for those Rights held by any Acquiring Person, will be exchanged for 2.5 shares of Class A common stock and/or Class B common stock, as applicable, or an equivalent security.  If Charter’s Board of Directors and holders of the Class B common stock determine that such an exchange does not occur, all holders of Rights, except any Acquiring Person, may exercise their Rights upon payment of the purchase price to purchase five shares of Charter’s Class A common stock and/or Class B common stock, as applicable (or other securities or assets as determined by Charter’s Board of Directors) at a 50% discount to the then current market price.  The Rights and Rights Agreement will expire on December 31, 2008, if not terminated earlier.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

10.    Comprehensive Loss

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive income (loss).  Comprehensive loss was $480 million and $134 million for the three months ended September 30, 2007 and 2006, respectively, and $1.2 billion and $975 million for the nine months ended September 30, 2007 and 2006, respectively.

11.    Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate derivative instruments, including but not limited to interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates.  The Company’s policy is to manage its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, the Company has agreed to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

The Company’s hedging policy does not permit it to hold or issue derivative instruments for trading purposes.  The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For each of the three months ended September 30, 2007 and 2006, other income (expense), net includes $0, and for the nine months ended September 30, 2007 and 2006, other income (expense), net includes $0 and gains of $2 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements.  This ineffectiveness arises from differences between critical terms of the agreements and the related hedged obligations.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating rate debt obligations, and that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive income (loss).  For the three months ended September 30, 2007 and 2006, losses of $73 million and $1 million, respectively, and for the nine months ended September 30, 2007 and 2006, losses of $25 million and $1 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive income (loss).  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income (expense) in the Company’s condensed consolidated statements of operations.  For the three months ended September 30, 2007 and 2006, other income (expense), net, includes losses of $21 million and $3 million, respectively, and for the nine months ended September 30, 2007 and 2006, other income (expense), net includes losses of $16 million and gains of $6 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

As of September 30, 2007 and December 31, 2006, the Company had outstanding $4.3 billion and $1.7 billion, respectively, in notional amounts of interest rate swaps.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Certain provisions of the Company’s 5.875% convertible senior notes due 2009 are considered embedded derivatives for accounting purposes and are required to be accounted for separately from the convertible senior notes.  In accordance with SFAS No. 133, these derivatives are marked to market with gains or losses recorded in interest expense on the Company’s condensed consolidated statement of operations.  For the three months ended September 30, 2007 and 2006, the Company recognized gains of $7 million and $0, respectively, and for the nine months ended September 30, 2007 and 2006, the Company recognized losses of $2 million and gains of $2 million, respectively.  The losses resulted in an increase in interest expense related to these derivatives and the gains resulted in a decrease in interest expense.  At September 30, 2007 and December 31, 2006, $6 million and $12 million, respectively, is recorded in accounts payable and accrued expenses relating to the short-term portion of these derivatives and $8 million and $0, respectively, is recorded in other long-term liabilities related to the long-term portion.

12.    Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Loss on sale of assets, net	$2	$2	$5	$2
Special charges, net	6	2	8	12

	$8	$4	$13	$14

Special charges, net for the three and nine months ended September 30, 2007 and 2006, primarily represent severance associated with the closing of call centers and divisional restructuring.

13.    Other Income (Expense), Net

Other income (expense), net consists of the following for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Gain (loss) on derivative instruments and hedging activities, net	$(21)	$(3)	$(16)	$8
Gain (loss) on extinguishment of debt	--	128	(35)	101
Minority interest	(1)	(2)	(4)	(3)
Gain on investments	2	8	1	12
Other, net	(1)	--	(1)	3

	$(21)	$131	$(55)	$121

The Charter Operating refinancing in April 2006 resulted in a loss on extinguishment of debt for the nine months ended September 30, 2006 of approximately $27 million. The exchange in September 2006 of Charter Holdings notes for CCH I and CCH II notes resulted in a gain on extinguishment of debt for the three and nine months ended September 30, 2006 of approximately $108 million. The exchange in September 2006 of Charter convertible senior notes for a combination of cash, Charter common stock, and CCH II notes resulted in a gain on extinguishment of debt for the three and nine months ended September 30, 2006 of approximately $20 million.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

14.    Income Taxes

All operations are held through Charter Holdco and its direct and indirect subsidiaries.  Charter Holdco and the majority of its subsidiaries are generally limited liability companies that are not subject to income tax.  However, certain of these limited liability companies are subject to state income tax.  In addition, the subsidiaries that are corporations are subject to federal and state income tax.  All of the remaining taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members: Charter, Charter Investment, Inc. (“CII”) and Vulcan Cable III Inc. ("Vulcan Cable").  Charter is responsible for its allocated share of taxable income or loss of Charter Holdco in accordance with the Charter Holdco limited liability company agreement (the "LLC Agreement") and partnership tax rules and regulations.  Charter also records financial statement deferred tax assets and liabilities related to its investment in Charter Holdco.

During the three and nine months ended September 30, 2007, the Company recorded $41 million and $169 million of income tax expense, respectively.  During the three and nine months ended September 30, 2006, the Company recorded $64 million and $128 million of income tax expense, respectively.  Income tax expense of $0 and $4 million was associated with discontinued operations for the three and nine months ended September 30, 2006, respectively.  Income tax expense is recognized through increases in the deferred tax liabilities related to Charter’s investment in Charter Holdco, as well as for certain of Charter’s subsidiaries, current federal and state income tax expense and increases to the related deferred tax liabilities.

As of September 30, 2007 and December 31, 2006, the Company had net deferred income tax liabilities of approximately $629 million and $514 million, respectively.  Included in these deferred tax liabilities is approximately $230 million and $200 million of deferred tax liabilities at September 30, 2007 and December 31, 2006, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate income tax returns. The remainder of the Company’s deferred tax liability arises from Charter’s investment in Charter Holdco, and is largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

As of September 30, 2007 and December 31, 2006, the Company had approximately $7.6 billion and $6.7 billion, respectively, of tax net operating loss carryforwards, resulting in gross deferred tax assets of $3.0 billion and $2.7 billion, respectively, expiring in years 2007 through 2027.  Such tax net operating loss carryforwards accumulate and can be used to offset any of our future taxable income.  However, due to uncertainties in projected future taxable income, valuation allowances of $2.6 billion and $2.2 billion as of September 30, 2007 and December 31, 2006, respectively, have been established against these gross deferred tax assets except for deferred benefits available to offset specific deferred tax liabilities.  The Company recorded approximately $341 million of additional gross deferred tax assets during the nine months ended September 30, 2007, relating to net operating loss carryforwards, but recorded a valuation allowance with respect to this amount because of the uncertainty of the ability to realize a benefit from the Company’s carryforwards in the future.  The Company also had deferred tax assets of approximately $2.0 billion as of September 30, 2007 and December 31, 2006, representing financial losses in excess of the tax losses that were allocated to Charter from Charter Holdco.  Valuation allowances of $2.0 billion as of September 30, 2007 and December 31, 2006, existed with respect to these deferred tax assets.

The amount of any potential benefit from the Company’s tax net operating losses is dependent on: (1) Charter and its subsidiaries’ ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income.  Any future “ownership changes” of Charter's common stock, as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income the Company may generate.  Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate the Company’s ability to use a substantial portion of its net operating losses to offset future taxable income.  Although the Company has adopted the Rights Plan as an attempt to protect against an “ownership change,” certain transactions and the timing of such transactions could cause such an ownership change including, but not limited to, the following: The issuance of shares of common stock upon future conversion of Charter’s convertible senior notes; reacquisition of the shares borrowed under the share lending agreement by Charter (of which 29.8 million remain outstanding as of

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

September 30, 2007); or acquisitions or sales of shares by certain holders of Charter’s shares, including persons who have held, currently hold, or accumulate in the future five percent or more of Charter’s outstanding stock (including an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into CCI common stock).  Many of the foregoing transactions, including whether Mr. Allen exchanges his Charter Holdco units, are beyond management’s control.

If certain exchanges, as described above, were to take place, Charter would likely record for financial reporting purposes additional deferred tax liability related to any increased interest in Charter Holdco.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2002 through 2005.  In addition, Charter is under examination by the Internal Revenue Service for the tax year ended December 31, 2004.  Management does not expect the results of these examinations to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  The adoption of FIN 48 resulted in a deferred tax benefit of $56 million related to a settlement with Mr. Allen regarding ownership of the CC VIII preferred membership interests, which was recognized as a cumulative adjustment to the accumulated deficit in the first quarter of 2007.

15.    Contingencies

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

16.    Stock Compensation Plans

The Company has stock option plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or restricted stock (not to exceed 20.0 million shares of Charter Class A common stock), as each term is defined in the Plans.  Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the Plans.  Options granted generally vest over four years from the grant date, with 25% generally vesting on the anniversary of the grant date and ratably thereafter.  Generally, options expire 10 years from the grant date.  The Plans allow for the issuance of up to a total of 90.0 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).  During the three and nine months ended September 30, 2007, Charter granted 0.1 million and 4.0 million stock options, respectively, and 2.6 million and 9.5 million performance units, respectively, under Charter’s Long-Term Incentive Program.  During the three and nine months ended September 30, 2007, Charter issued 2.5 million and 2.8 million shares of restricted Class A common

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

stock.  The Company recorded $5 million and $3 million of stock compensation expense for the three months ended September 30, 2007 and 2006, respectively, and $15 million and $10 million for the nine months ended September 30, 2007 and 2006, which is included in selling, general, and administrative expense.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. ("Charter") is a holding company whose principal assets at September 30, 2007 are the 54% controlling common equity interest (52% for accounting purposes) in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as Charter’s convertible senior notes. "We," "us" and "our" refer to Charter and its subsidiaries.

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

The following table summarizes our customer statistics for analog and digital video, residential high-speed Internet and residential telephone as of September 30, 2007 and 2006:

	Approximate as of
	September 30,	September 30,
	2007 (a)	2006 (a)

Video Cable Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,073,900	5,216,900
Multi-dwelling (bulk) and commercial unit customers (c)	273,900	259,700
Total analog video customers (b)(c)	5,347,800	5,476,600

Digital Video:
Digital video customers (d)	2,882,900	2,767,900

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,639,200	2,343,200
Telephone customers (f)	802,600	339,600

After giving effect to sales of cable systems in January 2007 and May 2007, and the acquisition of cable systems in August 2007, analog video customers, digital video customers, high-speed Internet customers and telephone customers would have been 5,442,300, 2,753,700, 2,342,900, and 339,600, respectively, as of September 30, 2006.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees).  At September 30, 2007 and 2006, "customers" include approximately 33,800 and 43,500 persons whose accounts were over 60 days past due in payment, approximately 5,700 and 8,400 persons whose accounts were over 90 days past due in payment, and approximately 2,100 and 5,100 of which were over 120 days past due in payment, respectively.

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

Overview

For the three months ended September 30, 2007 and 2006, our operating income from continuing operations was $107 million and $66 million, respectively, and for the nine months ended September 30, 2007 and 2006, our operating income from continuing operations was $463 million and $204 million, respectively.  We had operating margins of 7% and 5% for the three months ended September 30, 2007 and 2006, respectively, and 10% and 5% for the nine months ended September 30, 2007 and 2006, respectively.  The increase in operating income from continuing operations and operating margins for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was principally due to revenues increasing at a faster rate than expenses, reflecting increased operational efficiencies, improved geographic footprint, and benefits from improved third-party contracts, coupled with a decrease of $103 million in asset impairment charges during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

We have a history of net losses.  Further, we expect to continue to report net losses for the foreseeable future.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high amounts of debt, and depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties.  We expect that these expenses will remain significant.

Sales of Assets

In 2006, we sold certain cable television systems serving approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”);  2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million.  We used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of our credit facilities.  These cable systems met the criteria for assets held for sale.  As such, the assets were written down to fair value less estimated costs to sell, resulting in asset impairment charges during the nine months ended September 30, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction.  We determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations.  Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax, for the three and nine months ended September 30, 2006, including a gain of $200 million on the sale of cable systems.

Also, during the three months ended September 30, 2007 and 2006, we recorded asset impairment charges of $56 million and $60 million, respectively, related to other cable systems meeting the criteria of assets held for sale during the respective periods.

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

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006

REVENUES	$1,525	100%	$1,388	100%	$4,449	100%	$4,091	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	679	45%	615	44%	1,957	44%	1,830	45%
Selling, general and administrative	341	22%	309	22%	961	22%	860	21%
Depreciation and amortization	334	22%	334	24%	999	23%	1,024	25%
Asset impairment charges	56	4%	60	5%	56	1%	159	4%
Other operating expenses, net	8	--	4	--	13	--	14	--

	1,418	93%	1,322	95%	3,986	90%	3,887	95%

Operating income from continuing operations	107	7%	66	5%	463	10%	204	5%

OTHER INCOME AND (EXPENSES):
Interest expense, net	(452)		(466)		(1,387)		(1,409)
Other income (expense), net	(21)		131		(55)		121

	(473)		(335)		(1,442)		(1,288)

Loss from continuing operations before income taxes	(366)		(269)		(979)		(1,084)

INCOME TAX EXPENSE	(41)		(64)		(169)		(124)

Loss from continuing operations	(407)		(333)		(1,148)		(1,208)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--		200		--		234

Net loss	$(407)		$(133)		$(1,148)		$(974)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Loss from continuing operations	$(1.10)		$(1.02)		$(3.12)		$(3.77)
Net loss	$(1.10)		$(0.41)		$(3.12)		$(3.04)

Weighted average common shares outstanding, basic and diluted	369,239,742		326,960,632		367,671,479		320,730,698

Revenues.  Average monthly revenue per analog video customer increased to $95 for the three months ended September 30, 2007 from $83 for the three months ended September 30, 2006 and increased to $92 for the nine months ended September 30, 2007 from $81 for the nine months ended September 30, 2006, primarily as a result of increases in customers purchasing combinations of digital, high-speed Internet, and telephone services, incremental revenues from OnDemand, DVR, high-definition television services, and rate adjustments.  Average monthly revenue per analog video customer represents total quarterly revenue, divided by the number of respective months, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended September 30,
	2007		2006		2007 over 2006
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$845	55%	$836	60%	$9	1%
High-speed Internet	320	21%	267	19%	53	20%
Telephone	94	6%	37	3%	57	154%
Advertising sales	77	5%	81	6%	(4)	(5%)
Commercial	87	6%	78	6%	9	12%
Other	102	7%	89	6%	13	15%

	$1,525	100%	$1,388	100%	$137	10%

	Nine Months Ended September 30,
	2007		2006		2007 over 2006
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$2,542	57%	$2,520	62%	$22	1%
High-speed Internet	926	21%	773	19%	153	20%
Telephone	236	5%	86	2%	150	174%
Advertising sales	216	5%	228	6%	(12)	(5%)
Commercial	251	6%	227	5%	24	11%
Other	278	6%	257	6%	21	8%

	$4,449	100%	$4,091	100%	$358	9%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers.  Analog video customers decreased by 128,800 customers from September 30, 2006, 34,300 of which was related to asset sales, net of acquisitions, compared to September 30, 2007.  Digital video customers increased by 115,000, offset by a loss of 14,200 customers related to asset sales, net of acquisitions.  The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2007 compared to three months ended September 30, 2006 Increase / (Decrease)	Nine months ended September 30, 2007 compared to nine months ended September 30, 2006 Increase / (Decrease)

Rate adjustments and incremental video services	$16	$59
Increase in digital video customers	13	45
Decrease in analog video customers	(9)	(27)
System sales, net of acquisitions	(11)	(55)

	$9	$22

High-speed Internet customers grew by 296,000 customers, offset by a loss of 300 customers related to asset sales, net of acquisitions, from September 30, 2006 to September 30, 2007.  The increase in high-speed Internet revenues from our non-commercial customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2007 compared to three months ended September 30, 2006 Increase / (Decrease)	Nine months ended September 30, 2007 compared to nine months ended September 30, 2006 Increase / (Decrease)

Increase in high-speed Internet customers	$39	$114
Rate adjustments and service upgrades	16	49
System sales, net of acquisitions	(2)	(10)

	$53	$153

Revenues from telephone services increased primarily as a result of an increase of 463,000 telephone customers from September 30, 2006 to September 30, 2007.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues decreased primarily as a result of a decrease in national advertising sales, including political advertising, and as a result of decreases in advertising sales revenues from programmers.  For the three months ended September 30, 2007 and 2006, we received $1 million and $3 million, and for the nine months ended September 30, 2007 and 2006, we received $9 million and $13 million, in advertising sales revenues from programmers, respectively.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of an increase in commercial video and high-speed Internet revenues, offset by decreases of $2 million and $7 million related to asset sales, net of acquisitions, for the three months and nine months ended September 30, 2007, respectively.

Other revenues consist of franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the three months ended September 30, 2007 and 2006, franchise fees represented approximately 42% and 51%, respectively, of total other revenues.  For the nine months ended September 30, 2007 and 2006, franchise fees represented approximately 47% and 52%, respectively, of total other revenues.  The increase in other revenues was primarily the result of increases in Universal Service Fund revenues, wire maintenance fees, and late payment fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

	Three months ended September 30, 2007 compared to three months ended September 30, 2006 Increase / (Decrease)	Nine months ended September 30, 2007 compared to nine months ended September 30, 2006 Increase / (Decrease)

Programming costs	$30	$77
Labor costs	13	30
Costs of providing telephone services	9	30
Maintenance costs	6	14
Universal Service Fund fees	11	11
Other, net	4	9
System sales	(9)	(44)

	$64	$127

Programming costs were approximately $396 million and $371 million, representing 58% and 60% of total operating expenses for the three months ended September 30, 2007 and 2006, respectively, and were approximately $1.2 billion and $1.1 billion, representing 60% and 62% of total operating expenses for the nine months ended September 30, 2007 and 2006, respectively.  Programming costs consist primarily of costs paid to programmers for analog, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of contractual rate increases and a decrease in favorable programming contract settlements of $5 million and $3 million in the three and nine months ended September 30, 2007.  Programming costs were also offset by the amortization of payments received from programmers in support of launches of new channels of $6 million for each of the three months ended September 30, 2007 and 2006 and $16 million and $17 million for the nine months ended September 30, 2007 and 2006, respectively.  System sales, net of acquisitions, include decreases in expense of approximately $5 million and $26 million, respectively, for the three and nine months ended September 30, 2007 related to programming.  We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers, and additional programming, including high-definition and OnDemand programming, being provided to our customers.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

	Three months ended September 30, 2007 compared to three months ended September 30, 2006 Increase / (Decrease)	Nine months ended September 30, 2007 compared to nine months ended September 30, 2006 Increase / (Decrease)

Customer care costs	$14	$51
Marketing costs	5	40
Employee costs	6	21
Other, net	10	2
System sales, net of acquisitions	(3)	(13)

	$32	$101

Depreciation and amortization. Depreciation and amortization expense decreased by $0 and $25 million for the three and nine months ended September 30, 2007 compared to September 30, 2006, respectively, and was primarily the result of systems sales and certain assets becoming fully depreciated offset by depreciation on capital expenditures.

Asset impairment charges.  Asset impairment charges for the three and nine months ended September 30, 2007 and 2006 represent the write-down of assets related to cable asset sales to fair value less costs to sell.  See Note 3 to the condensed consolidated financial statements.

Other operating expenses, net.  For the three months ended September 30, 2007 compared to September 30, 2006, the increase in other operating expenses, net is attributable to a $4 million increase in special charges.  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, the decrease in other operating expenses, net is attributable to a $4 million decrease in special charges, offset by a $3 million increase in losses on sales of assets.  For more information, see Note 12 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three months ended September 30, 2007 compared to the three months ended September 30, 2006, net interest expense decreased by $14 million, which was a result of a decrease in our average borrowing rate from 9.5% in the third quarter of 2006 to 9.2% in the third quarter of 2007.  Average debt outstanding for the third quarter of 2007 and 2006 was $19.3 billion.  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, net interest expense decreased by $22 million, which was a result of a decrease in our average debt outstanding from $19.5 billion for the nine months ended September 30, 2006 to $19.2 billion for the nine months ended September 30, 2007, respectively, as well as a decrease in our average borrowing rate from 9.5% for the nine months ended September 30, 2006 to 9.2% for the nine months ended September 30, 2007, respectively.

Other income (expense), net.  The decrease in other income is attributable to the following (dollars in millions):

	Three months ended September 30, 2007 compared to three months ended September 30, 2006	Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Increase in loss on derivative instruments and hedging activities, net	$(18)	$(24)
Decrease in gain on extinguishment of debt	(128)	(136)
(Increase) decrease in minority interest	1	(1)
Decrease in gain on investments	(6)	(11)
Other, net	(1)	(4)

	$(152)	$(176)

For more information, see Note 13 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense, and increases in the deferred tax liabilities of certain of our subsidiaries.  Income tax expense was offset by adjustments for divestitures and impairments for a benefit of $14 million and an expense of $5 million in the three and nine months ended September 30, 2007, respectively, and a benefit of $1 million and $23 million in the three and nine months ended September 30, 2006, respectively.

Income from discontinued operations, net of tax.  Income from discontinued operations, net of tax, decreased in the three and nine months ended September 30, 2007 compared to the corresponding prior year periods, due to the sale of the West Virginia and Virginia systems in July 2006.  For more information, see Note 3 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net loss. Net loss increased by $274 million, or 206%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and by $174 million, or 18%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 as a result of the factors described above. The impact to net loss in the three and nine months ended September 30, 2007 of asset impairment charges and gains (losses) on extinguishment of debt, was to increase net loss by $42 million and $96 million, respectively.  The impact to net loss in the three and nine months ended September 30, 2006 of the asset impairment charges, gain on sale of assets, and gains (losses) on extinguishment of debt was to decrease net loss by $269 million and $165 million, respectively.

Loss per common share. During the three months ended September 30, 2007 compared to the three months ended September 30, 2006, net loss per common share increased by $0.69, or 168%, and during the nine months ended September 30, 2007, net loss per common share increased by $0.08, or 3%, compared to the nine months ended September 30, 2006, as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

We have significant amounts of debt.  Our long-term financing as of September 30, 2007 totaled $19.7 billion, consisting of $7.0 billion of credit facility debt, $12.3 billion accreted value of high-yield notes, and $412 million accreted value of convertible senior notes.  For the remainder of 2007, none of our debt matures.  As of September 30, 2007, our 2008 and 2009 debt maturities totaled $65 million and $666 million, respectively.  Of the debt scheduled to mature in 2009, $364 million was exchanged in October 2007 for notes maturing in 2027, subject to earlier mandatory redemption at the election of the holders in 2012 and at each five-year anniversary.  In 2010 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, sales of assets, issuances of debt and equity securities and cash on hand.  However, the mix of funding sources changes from period to period.  For the nine months ended September 30, 2007, we generated $327 million of net cash flows from operating activities after paying cash interest of $1.2 billion.  In addition, we used $890 million for purchases of property, plant and equipment.  Finally, we had net cash flows provided by financing activities of $607 million, as a result of refinancing transactions completed during the period.  We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our access to the debt and equity markets, the timing of possible asset sales and based on our ability to generate cash flows from operating activities.  We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently believe future asset sales to be a significant source of liquidity.

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

Credit Facility Availability

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities.  The Charter Operating credit facilities, along with our indentures and the CCO Holdings, LLC (“CCO Holdings”) credit facility, contain certain restrictive covenants, some of which require us to maintain specified leverage ratios and meet financial tests and to provide annual audited financial statements with an unqualified opinion from our independent auditors.  As of September 30, 2007, we were in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months.  As of September 30, 2007, our potential availability under Charter Operating’s revolving credit facility totaled approximately $1.3 billion, none of which was limited by covenant restrictions.  Continued access to our credit facilities is subject to our remaining in compliance with these covenants, including covenants tied to our leverage ratio.  If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur.  An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  In October 2007, Charter Holdco completed an exchange offer, in which $364 million of Charter’s 5.875% convertible senior notes due November 2009 were exchanged for $479 million of Charter’s 6.50% convertible senior notes.  Approximately $49 million of Charter’s 5.875% convertible senior notes remain outstanding, net of $814 million of the 5.875% convertible senior notes now held by Charter Holdco.  Charter’s ability to make interest payments on its convertible senior notes and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of September 30, 2007, Charter Holdco was owed $123 million in intercompany loans from Charter Communications Operating, LLC and had $44 million in cash, which amounts were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $25 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s 5.875% convertible senior notes scheduled in 2007.  As long as Charter Holdco continues to hold the $814 million of Charter’s 5.875% convertible senior notes, Charter Holdco will receive interest payments from the government securities pledged for Charter’s

5.875% convertible senior notes.  The remaining amount of interest payments expected to be received by Charter Holdco in November 2007 is approximately $24 million, which may be available to pay semiannual interest on the outstanding principal amount of $49 million of Charter’s 5.875% convertible senior notes and $479 million of Charter’s 6.50% convertible senior notes, although Charter Holdco may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC) for payment of principal on parent company notes, are restricted under the indentures governing the CCH I Holdings, LLC (“CIH”) notes, CCH I, LLC (“CCH I”) notes, CCH II, LLC (“CCH II”) notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facilities, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended September 30, 2007, there was no default under any of these indentures or credit facilities.  However, certain of our subsidiaries did not meet their applicable leverage ratio tests based on September 30, 2007 financial results.  As a result, distributions from certain of our subsidiaries to their parent companies will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings Credit facilities.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended September 30, 2007, there was no default under Charter Holdings’ indentures, the other specified tests were met.  However, Charter Holdings did not meet its leverage ratio test of 8.75 to 1.0 based on September 30, 2007 financial results.  As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

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

Historical Operating, Financing and Investing Activities

Our cash flows for the nine months ended September 30, 2006 include the cash flows related to our discontinued operations.

We held $59 million in cash and cash equivalents as of September 30, 2007 compared to $60 million as of December 31, 2006.  For the nine months ended September 30, 2007, we generated $327 million of net cash flows from operating activities after paying cash interest of $1.2 billion.  In addition, we used $890 million for purchases of property, plant and equipment.  Finally, we had net cash flows provided by financing activities of $607 million.

Operating Activities. Net cash provided by operating activities decreased $21 million, or 6%, from $348 million for the nine months ended September 30, 2006 to $327 million for the nine months ended September 30, 2007, primarily as a result of changes in operating assets and liabilities that provided $48 million less cash during the nine months ended September 30, 2007 than the corresponding period in 2006, offset by revenues increasing at a faster rate than cash expenses, and an increase of $53 million in interest on cash pay obligations during the same period.

Investing Activities. Net cash used by investing activities was $935 million for the nine months ended September 30, 2007 compared to net cash provided by investing activities of $196 million for the nine months ended September 30, 2006, with the difference between the two periods primarily related to a decrease of $951 million in proceeds from sales of assets, an increase of $95 million in cash used for the purchase of property, plant, and equipment, and a decrease in accrued expenses related to capital expenditures.

Financing Activities. Net cash provided by financing activities was $607 million for the nine months ended September 30, 2007 and net cash used by financing activities was $480 million for the nine months ended September 30, 2006.  The increase in cash provided during the nine months ended September 30, 2007 as compared to the corresponding period in 2006, was primarily the result of increased borrowings of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $890 million and $795 million for the nine months ended September 30, 2007 and 2006, respectively.  Capital expenditures increased as a result of spending on customer premise equipment and support capital to meet increased digital, high-speed Internet, and telephone customer growth.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt, and borrowings under our credit facilities.  In addition, during the nine months ended September 30, 2007 and 2006, our liabilities related to capital expenditures decreased $51 million and increased $4 million, respectively.

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

We have adopted capital expenditure disclosure guidance, which was developed by eleven publicly traded cable system operators, including us, with the support of the National Cable & Telecommunications Association ("NCTA").  The disclosure is intended to provide more consistency in the reporting of operating statistics in capital expenditures among peer companies in the cable industry.  These disclosure guidelines are not required disclosure under Generally Accepted Accounting Principles ("GAAP"), nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Customer premise equipment (a)	$139	$120	$428	$378
Scalable infrastructure (b)	64	49	164	146
Line extensions (c)	27	23	76	82
Upgrade/Rebuild (d)	11	13	35	36
Support capital (e)	70	51	187	153

Total capital expenditures	$311	$256	$890	$795

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to various market risks, including fluctuations in interest rates.  We use interest rate risk management derivative instruments, including but not limited to interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) to manage our interest costs and reduce our exposure to increases in floating interest rates.  Our policy is to manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, we agree to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.  Interest rate risk management agreements are not held or issued for speculative or trading purposes.

As of September 30, 2007 and December 31, 2006, our long-term debt totaled approximately $19.7 billion and $19.1 billion, respectively.  This debt was comprised of approximately $7.0 billion and $5.4 billion of credit facilities debt, $12.3 billion and $13.3 billion accreted amount of high-yield notes and $412 million and $408 million accreted amount of convertible senior notes, respectively.

As of September 30, 2007 and December 31, 2006, the weighted average interest rate on the credit facility debt was approximately 7.0% and 7.9%, respectively; the weighted average interest rate on the high-yield notes was approximately 10.3%, and the weighted average interest rate on the convertible senior notes was approximately 5.9%, resulting in a blended weighted average interest rate of 9.1% and 9.5%, respectively.  The interest rate on approximately 86% and 78% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of September 30, 2007 and December 31, 2006, respectively.  The fair value of our high-yield notes was $12.1 billion and $13.3 billion at September 30, 2007 and December 31, 2006, respectively.  The fair value of our convertible senior notes was $527 million and $576 million at September 30, 2007 and December 31, 2006, respectively.  The fair value of our credit facilities was $6.8 billion and $5.4 billion at September 30, 2007 and December 31, 2006, respectively.  The fair value of high-yield and convertible notes was based on quoted market prices, and the fair value of the credit facilities was based on dealer quotations.

We do not hold or issue derivative instruments for trading purposes.  We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For each of the three months ended September 30, 2007 and 2006, other income (expense), net includes $0, and for the nine months ended September 30, 2007 and 2006, other income (expense), net includes $0 and gains of $2 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between critical terms of the agreements and the related hedged obligations.  Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive income (loss).  For the three months ended September 30, 2007 and 2006, losses of $73 million and $1 million, respectively, and for the nine months ended September 30, 2007 and 2006, losses of $25 million and $1 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive income (loss). The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income (expense) in the Company’s condensed consolidated statements of operations.  For the three months ended September 30, 2007 and 2006, other income (expense), net includes losses of $21 million and $3 million, respectively, and for the nine months ended September 30, 2007 and 2006, other income (expense), net includes losses of $16 million and gains of $6 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2007 (dollars in millions):

	2007	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value at September 30, 2007
Debt:
Fixed Rate	$--	$--	$601	$2,232	$282	$1,175	$8,340	$12,630	$12,617
Average Interest Rae	--	--	7.22%	10.26%	11.25%	8.26%	10.70%	10.24%

Variable Rate	$--	$65	$65	$65	$65	$65	$6,640	$6,965	$6,751
Average Interest Rate	--	6.44%	6.48%	6.76%	6.99%	7.13%	6.83%	6.83%

Interest Rate Instruments:
Variable to Fixed Swaps	$--	$--	$--	$500	$300	$2,500	$1,000	$4,300	$(41)
Average Pay Rate	--	--	--	6.81%	6.98%	6.95%	6.94%	6.93%
Average Receive Rate	--	--	--	6.79%	6.86%	7.20%	7.22%	7.13%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts.  Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rates (LIBOR) for the year of maturity based on the yield curve in effect at September 30, 2007.

At September 30, 2007 and December 31, 2006, we had outstanding $4.3 billion and $1.7 billion, respectively, in notional amounts of interest rate swaps.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the above evaluation, we believe that our controls provide such reasonable assurances.

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

We and our subsidiaries have a significant amount of debt and may (subject to applicable restrictions in their debt instruments) incur additional debt in the future.  As of September 30, 2007, our total debt was approximately $19.7 billion, our shareholders’ deficit was approximately $7.3 billion and the deficiency of earnings to cover fixed charges for the three and nine months ended September 30, 2007 was $365 million and $975 million, respectively.

In October 2007, Charter Holdco completed a tender offer, in which $364 million of Charter’s 5.875% convertible senior notes due 2009 were accepted for $479 million of Charter’s 6.50% convertible senior notes due 2027.  Approximately $49 million of Charter’s 5.875% convertible senior notes remain outstanding.  We will need to raise additional capital and/or receive distributions or payments from our subsidiaries in order to satisfy these debt obligations.  An additional $814 million aggregate principal amount of Charter’s convertible senior notes are held by Charter Holdco.

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

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries and the economy at large;
•	place us at a disadvantage as compared to our competitors that have proportionately less debt;
•	make us vulnerable to interest rate increases, because approximately 14% of our borrowings are, and will continue to be, subject to variable rates of interest;
•	expose us to increased interest expense as we refinance existing lower interest rate instruments;
•	adversely affect our relationship with customers and suppliers;
•	limit our ability to borrow additional funds in the future, due to applicable financial and restrictive covenants in our debt;
•
make it more difficult for us to satisfy our obligations to the holders of our notes and for our subsidiaries to satisfy their obligations to the lenders under their credit facilities and to their noteholders; and

•	limit future increases in the value, or cause a decline in the value of our equity, which could limit our ability to raise additional capital by issuing equity.

A default by one of our subsidiaries under its debt obligations could result in the acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness.  In addition, the secured lenders under our credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interest in our subsidiaries, and exercise other rights of secured creditors.  Any default under those credit facilities or the indentures governing our convertible senior notes or our subsidiaries’ debt could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our convertible senior notes, our credit facilities, and other debt of our subsidiaries, and could force us to seek the protection of the bankruptcy laws.  We and our subsidiaries may incur significant additional debt in the future.  If current debt amounts increase, the related risks that we now face will intensify.

We may not be able to access funds under the Charter Operating credit facilities if we fail to satisfy the covenant restrictions in such credit facilities, which could adversely affect our financial condition and our ability to conduct our business.

Our subsidiaries have historically relied on access to credit facilities in order to fund operations and to service parent company debt, and we expect such reliance to continue in the future.  Our total potential borrowing availability under our revolving credit facility was approximately $1.3 billion as of September 30, 2007, none of which is limited by covenant restrictions.  There can be no assurance that our actual availability under our credit facilities will not be limited by covenant restrictions in the future.

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

An event of default under the credit facilities or indentures, if not waived, could result in the acceleration of those debt obligations and, consequently, could trigger cross defaults under other agreements governing our long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interest in our subsidiaries, and exercise other rights of secured creditors.  Any default under those credit facilities or the indentures governing our convertible senior notes or our subsidiaries’ debt could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our convertible senior notes, our credit facilities, and other debt of our subsidiaries, and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.

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

Our ability to service our debt and to fund our planned capital expenditures and ongoing operations will depend on both our ability to generate cash flow and our access to additional external liquidity sources.  Our ability to generate cash flow is dependent on many factors, including:

•	competition from other distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers;
•	difficulties in introducing, growing, and operating our telephone services, such as our ability to adequately meet customer expectations for the reliability of voice services;
•	our ability to adequately meet demand for installations and customer service;
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

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness.  Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating and CCO Holdings credit facilities.  Several of our subsidiaries are also obligors and guarantors under other senior high yield notes.  Our convertible senior notes are structurally subordinated in right of payment to all of the debt and other liabilities of our subsidiaries.  As of September 30, 2007, our total debt was approximately $19.7 billion, of which approximately $19.3 billion was structurally senior to our convertible senior notes.

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

Local telephone companies, including two major local telephone companies, AT&T and Verizon, and electric utilities can offer video and other services in competition with us, and we expect they will increasingly do so in the future.  AT&T and Verizon have both announced, and are making, upgrades of their networks.  Some upgraded portions of these networks carry two-way video services comparable to ours, high-speed data services that operate at speeds as high or higher than ours, and digital voice services that are similar to ours, and these services are offered at prices similar to those for comparable Charter services.  Based on internal estimates, we believe that AT&T and Verizon are actively marketing these services in areas serving approximately 6% to 7% of our homes passed as of September 30, 2007, an increase from an estimated 2% at March 31, 2007. Additional upgrades and product launches  are expected in markets in which we operate. In addition, in many of our markets, these companies have entered into co-marketing arrangements with DBS operators to offer service bundles combining video services provided by a DBS operator with digital subscriber line Internet services (“DSL”) and traditional telephone and wireless services offered by the telephone companies and their affiliates.  These service bundles substantially resemble our bundles.

The existence of more than one cable system operating in the same territory is referred to as an overbuild.  Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition.  Based on internal estimates, as of September 30, 2007, we are aware of traditional overbuild situations impacting approximately 7% to 8% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 1% of our estimated homes passed.  Additional overbuild situations may occur in other systems.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL.  DSL service is competitive with high-

speed Internet service over cable systems.  In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers.  Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies and other carriers.

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced price or free service.  These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire and install customer premise equipment.  Customers who subscribe to our services as a result of these offerings may not remain customers following the end of the promotional period.  A failure to retain customers or to collect the amounts they owe us, could have a material adverse effect on our business and financial results.

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

As of September 30, 2007, we had approximately $7.6 billion of tax net operating losses, resulting in a gross deferred tax asset of approximately $3.0 billion, expiring in the years 2007 through 2027.  Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for deferred benefits available to offset certain deferred tax liabilities.  Currently, such tax net operating losses can accumulate and be used to offset any of our future taxable income.  However, an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant limitations, on an annual basis, on the use of such net operating losses to offset future taxable income we may generate.  Although we have instituted a Rights Plan designed with the goal of attempting to prevent ownership change, we cannot provide any assurance that the Rights Plan will actually prevent an ownership change from occurring.  A limitation on our ability to use our net operating losses, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income.

Future transactions and the timing of such transactions could cause an ownership change for U.S. federal income tax purposes.

Future transactions and the timing of such transactions could cause an ownership change for income tax purposes. Such transactions may include additional issuances of common stock by us (including but not limited to issuances upon future conversion of our 5.875% convertible senior notes and 6.50% convertible senior notes), the return to us of the borrowed shares loaned by us in connection with the issuance of the 5.875% convertible senior notes and the 6.50% convertible senior notes, or acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of our outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter

Holdco into our Class B common stock).  Many of the foregoing transactions, including whether Mr. Allen exchanges his Charter Holdco units, are beyond our control.

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

Legislative proposals have been introduced in many state legislatures that would greatly streamline cable franchising.  This legislation is intended to facilitate entry by new competitors, particularly local telephone companies.  Such legislation has passed in numerous states, including states where we have significant operations.  Although most of these states have provided some regulatory relief for incumbent cable operators, some of these proposals are viewed as being more favorable to new entrants due to a number of factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises, and the potential for new entrants to serve only higher-income areas of a particular community.  To the extent we are not able to avail ourselves of this streamlined franchising process, we may continue to be subject to more onerous franchise requirements at the local level than new entrants. In March 2007, the FCC released a ruling designed to streamline competitive cable franchising.  Among other things, the FCC prohibited local franchising authorities from imposing “unreasonable” build-out requirements and established a mechanism whereby competing providers can secure “interim authority” to offer cable service if the local franchising authority has not acted on a franchise application within 90 days (in the case of competitors with existing right of way authority) or 180 days (in the case of competitors without existing right of way authority).  Local regulators have appealed the FCC’s ruling.  On October 31, 2007, the FCC announced that it had decided to grant incumbent cable operators some, but not all, of the local franchising relief it granted to new entrants in December 2006.  For example, while the FCC granted incumbents relief from unreasonable public, education and government access (“PEG”) channel and institutional network for non-commercial, intra-governmental purposes (“I-net”) requirements, it did not extend to cable incumbents the relief it granted to new entrants from unreasonable delays in granting franchises or unreasonable build out requirements; and the relief granted to incumbents is effective only upon franchise renewal.

We may be required to provide access to our network to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services.

A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities.  In a 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision making it less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities.  The Supreme Court held that the FCC was correct in classifying cable provided Internet service as an “information service,” rather than a “telecommunications service.”  Notwithstanding Brand X, there has been continued advocacy by certain Internet content providers and consumer groups for new federal laws or regulations to adopt so-called “net neutrality” principles limiting the ability of broadband network owners (like us) to manage and control their own networks.  The proposals might prevent network owners, for example, from charging bandwidth intensive content providers, such as certain online gaming, music, and video service providers, an additional fee to ensure quality delivery of the services to consumers.  If we were not allowed to manage our network as we see best serves our customers, or were prohibited from charging heavy bandwidth intensive services a fee for expanding our network capacity or for use of our networks, we believe that it could impair our ability to provide high quality service to our customers or use our bandwidth in ways that would generate maximum revenues.  In April 2007, the FCC issued a notice of inquiry regarding the marketing practices of broadband providers as a precursor to considering the need for any FCC regulation of internet service providers.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage.  We can be required to devote substantial capacity to the carriage of programming that we might not carry, absent contractual obligations, including certain local broadcast signals; local PEG programming; and unaffiliated commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system).  This carriage burden could increase in the future, particularly if we are required to carry multiple program streams included with a single digital broadcast transmission (multicast carriage).  The FCC recently adopted a new transition plan addressing the cable industry’s carriage obligations once the broadcast industry migration from analog to digital transmission is completed in February 2009.  Under the FCC’s three year transition plan, most cable systems will be required to offer both an analog and digital version of local broadcast signals for three years after the digital transition date.  The FCC is also considering whether it should adjust its existing rules governing commercial leased access to encourage greater use by interested programmers.  Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that would maximize our revenue potential.

Item 6.    Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CHARTER COMMUNICATIONS, INC.,
                  Registrant

Dated: November 8, 2007	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and
Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document

1.1
Dealer Manager Agreement, dated August 29, 2007, by and between Charter Communications Holding Company, LLC, Citigroup and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 1.1 to the registration statement on Form S-4 of Charter Communications, Inc. filed on August 29, 2007 (File No. 333-145766)).

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

3.1(c)*	Certificate of Amendment of Restated Certificate of Incorporation of Charter Communications, Inc. filed October 11, 2007 (File No. 000-27927).
3.2
Certificate of Designation of Series B Junior Preferred Stock of Charter Communications, Inc., as filed with the Secretary of State of the State of Delaware on August 14, 2007 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2007 (File No. 000-27927)).

3.3
Amended and Restated By-laws of Charter Communications, Inc. as of October 30, 2006 (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on October 31, 2006 (File No. 000-27927)).

4.1	Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2007 (File No. 000-27927)).
4.2
Rights Agreement, dated as of August 14, 2007, by and between Charter Communications, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2007 (File No. 000-27927)).

4.3
Letter Agreement for Mirror Rights, dated as of August 14, 2007, by and among Charter Communications, Inc., Charter Investment, Inc., and Vulcan Cable III Inc. (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2007 (File No. 000-27927)).

4.4
Indenture relating to the 6.50% Convertible Senior Notes due 2027, dated as of October 2,2007, between Charter Communications, Inc., as Issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Charter Communications,
Inc. filed on October 5, 2007 (File No. 000-27927)).

10.1
Amended and Restated Share Lending Agreement, dated October 2, 2007, between Charter Communications, Inc., Citigroup Global Markets Limited, through Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on October 5, 2007 (File No. 000-27927)).

10.2
Amended and Restated Unit Lending Agreement, dated as of October 2, 2007, between Charter Communications Holding Company, LLC as Lender and Charter Communications, Inc. as Borrower (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on October 5, 2007(File No. 000-27927)).

10.3
6.50% Mirror Convertible Senior Note due 2027 in the principal amount of $479 million, dated as of October 2, 2007, made by Charter Communications Holding Company, LLC in favor of Charter Communications, Inc. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on October 5, 2007 (File No. 000-27927)).

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

E-1

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Document attached
+ Management compensatory plan or arrangement

E-2