Form 10-K
period 2007-12-31
CHARTER COMMUNICATIONS INC /MO/
filed 2008-02-27
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to
Commission File Number: 000-27927

Charter Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-1857213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri 63131	(314) 965-0555
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Name of Exchange which registered
Class A Common Stock, $.001 Par Value	NASDAQ Global Select Market
Preferred Share Purchase Rights	NASDAQ Global Select Market
Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

      Large accelerated filer ☑                                      Accelerated filer ☐                                      Non-accelerated filer ☐                                      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The aggregate market value of the registrant of outstanding Class A Common Stock held by non-affiliates of the registrant at June 30, 2007 was approximately $1.5 billion, computed based on the closing sale price as quoted on the NASDAQ Global Select Market on that date.  For purposes of this calculation only, directors, executive officers and the principal controlling shareholder or entities controlled by such controlling shareholder of the registrant are deemed to be affiliates of the registrant.

There were 398,227,512 shares of Class A Common Stock outstanding as of January 31, 2008.  There were 50,000 shares of Class B Common Stock outstanding as of the same date.

Documents Incorporated By Reference
Portions of the Proxy Statement for the annual meeting of stockholders to be held on April 29, 2008 are incorporated by reference into Part III.

CHARTER COMMUNICATIONS, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2007

This annual report on Form 10-K is for the year ended December 31, 2007.  The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this annual report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report.  In this annual report, “we,” “us” and “our” refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in Part I. Item 1. under the heading "Business – Company Focus," and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under the heading "Risk Factors" and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.  Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity" and "potential," among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
the availability, in general, of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources and, in particular, our ability to fund debt obligations (by dividend, investment or otherwise) to the applicable obligor of such debt;

•
our ability to comply with all covenants in our indentures and credit facilities, any violation of which, if not cured in a timely manner, could trigger a default of our other obligations under cross-default provisions;

•
our ability to pay or refinance debt prior to or when it becomes due and/or refinance that debt through new issuances, exchange offers or otherwise, including restructuring our balance sheet and leverage position;

•
the impact of competition from other distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers, and digital subscriber line (“DSL”) providers;

•	difficulties in growing, further introducing, and operating our telephone services, while adequately meeting customer expectations for the reliability of voice services;
•	our ability to adequately meet demand for installations and customer service;
•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition;

•	our ability to obtain programming at reasonable prices or to adequately raise prices to offset the effects of higher programming costs;
•	general business conditions, economic uncertainty or slowdown, including the recent significant slowdown in the new housing sector and overall economy; and
•	the effects of governmental regulation on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.  We are under no duty or obligation to update any of the forward-looking statements after the date of this annual report.

ii

PART I

Item 1.  Business.

Introduction

Charter Communications, Inc. ("Charter") operates broadband communications businesses in the United States, with approximately 5.60 million customers at December 31, 2007.  Through our hybrid fiber and coaxial cable network, we offer traditional cable video programming (analog and digital, which we refer to as "video" service), high-speed Internet access, and telephone service, as well as, advanced broadband services (such as Charter OnDemand™ video service (“OnDemand”), high definition television service, and digital video recorder (“DVR”) service).  See "Item 1. Business — Products and Services" for further description of these terms, including "customers."

At December 31, 2007, we served approximately 5.22 million video customers, of which approximately 2.92 million were also digital video customers.  We also served approximately 2.68 million high-speed Internet customers (including approximately 289,600 who received only high-speed Internet services).  We also provided telephone service to approximately 959,300 customers (including approximately 38,700 who received only telephone service).

At December 31, 2007, our investment in cable properties, long-term debt, accumulated deficit, and total shareholders’ deficit were $14.0 billion, $19.9 billion, $13.1 billion and $7.9 billion, respectively.  Our working capital deficit was $996 million as of December 31, 2007.  For the year ended December 31, 2007, our revenues, net loss, and net loss per common share were approximately $6.0 billion, $1.6 billion, and $4.39, respectively.

We have a history of net losses.  Further, we expect to continue to report net losses for the foreseeable future.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high level of debt, and depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our cable properties.  We expect that these expenses will remain significant.

Charter was organized as a Delaware corporation in 1999 and completed an initial public offering of its Class A common stock in November 1999.  Charter is a holding company whose principal assets at December 31, 2007 are the 54% controlling common equity interest (52% for accounting purposes) and a 100% voting interest in Charter Communications Holding Company, LLC (“Charter Holdco”), the direct parent of CCHC, LLC (“CCHC”), which is the direct parent of Charter Communications Holdings, LLC ("Charter Holdings").  Charter also holds certain preferred equity and indebtedness of Charter Holdco that mirror the terms of securities issued by Charter.  Charter's only business is to act as the sole manager of Charter Holdco and its subsidiaries.  As sole manager, Charter controls the affairs of Charter Holdco and its limited liability company subsidiaries.

Paul G. Allen controls Charter through a voting control interest of 91% as of December 31, 2007.  He also owns 46% of Charter Holdco and a note convertible into Charter Holdco membership units through affiliated entities.  His membership units in Charter Holdco are convertible at any time for shares of Charter’s Class B common stock on a one-for-one basis, which shares are in turn convertible into Charter’s Class A common stock on a one-for-one basis.  Mr. Allen would hold a common equity interest of approximately 50% on an as-converted basis as of December 31, 2007.  Each share of Class A common stock is entitled to one vote.  Mr. Allen is entitled to ten votes for each share of Class B common stock and for each membership unit in Charter Holdco held by him and his affiliates.

Our principal executive offices are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, Missouri 63131.  Our telephone number is (314) 965-0555, and we have a website accessible at www.charter.com.  Since January 1, 2002, our annual reports, quarterly reports and current reports on Form 8-K, and all amendments thereto, have been made available on our website free of charge as soon as reasonably practicable after they have been filed.  The information posted on our website is not incorporated into this annual report.

Certain Significant Developments in 2007

We continue to pursue opportunities to improve our liquidity.  Our efforts in this regard resulted in the completion of a number of financing transactions in 2007, as follows:

•	the March 2007 entry by our subsidiary, Charter Communications Operating, LLC (“Charter Operating”) into an Amended and Restated Credit Agreement which provided a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5.0 billion term loan facility, and a $1.5 billion new term loan facility;
•	the March 2007 entry by our subsidiary, CCO Holdings, LLC (“CCO Holdings”) into a credit agreement consisting of a $350 million term loan facility maturing September 2014;
•
the April 2007 cash tender offer and purchase of $97 million of outstanding notes of our subsidiary, Charter Holdings, and subsequent redemption of $187 million of its 8.625% senior notes due April 1, 2009 and $550 million of CCO Holdings senior floating rate notes due December 15, 2010; and

•	the October 2007 exchange offer, in which we issued $479 million of our 6.50% convertible senior notes due 2027 in exchange for $364 million of our 5.875% convertible senior notes due 2009.

Company Focus

We strive to provide value to our customers by offering a suite of services which include video, high-speed Internet, and telephone service as well as advanced broadband service offerings including OnDemand, high-definition television service, and DVR service.  We believe that customers value our ability to combine video, high-speed Internet, and telephone services into attractively priced bundled offerings that distinguish us from the direct broadcast satellite (“DBS”) competition.  Bundling of services, by combining two or more Charter services for one value-based price, is fundamental to our marketing strategy because we believe bundled offerings increase customer acceptance of our services and improve customer retention and satisfaction.  We will pursue further growth in our customer base through targeted marketing of bundled services and continually improving the end-to-end customer experience.  By continually focusing on the needs of our customers - raising customer service levels and investing in products and services they desire - our goal is to be the premier provider of in-home entertainment and communications services in the communities we serve.

The Company’s continuing strategic priorities include:

•	improving the end-to-end customer experience and increasing customer loyalty;
•	growing sales and retention for all our products and services;
•	improving operating and capital effectiveness and efficiency; and
•	continuing an opportunistic approach to enhancing liquidity, extending maturities, and reducing debt.

We believe our focus on these strategic priorities will enable us to provide greater value to our customers and thereby generate future growth opportunities for us.  We are making service improvements to our technical operations to further enhance the operating effectiveness and efficiencies of our operating platform.

Charter markets its services by employing a segmented, targeted marketing approach.  We determine which marketing and sales programs have been the most effective using management tools that track, analyze, and report the results of our marketing campaigns.  We then pursue the programs demonstrating the highest expected returns.

During 2007, we extended the deployment of our telephone capabilities to approximately 2.2 million additional homes passed, to reach a total of approximately 9.0 million homes passed across our network, and we expect to make telephone service available to approximately 85% of our estimated total homes passed by year-end 2008.  During 2008, we plan to continue our marketing and sales efforts to attract additional customers to our telephone service, primarily through bundled offers with our video and high-speed Internet services.

In addition to serving and growing our residential customer base, we will increase efforts to market video, high-speed Internet and telephone services to the business community.  We believe that small businesses will find our bundled service offerings provide value and convenience, and that we can continue to grow this portion of our business.

We expect to continue a disciplined approach to managing capital expenditures by directing resources to initiatives and opportunities offering the highest expected returns.

Our sales, acquisitions, and exchange of systems in 2007 have improved the density of our geographic service areas, while operational initiatives provide a more efficient operating platform.  We will continue to evaluate our geographic service areas for further opportunities to improve operating and capital efficiencies, through sales, exchanges of systems with other providers, and/or acquisitions of cable systems.

In 2008, we will continue to evaluate potential financial transactions that can enhance our liquidity, extend debt maturities, and/or reduce our debt.

Corporate Organizational Structure

The chart below sets forth our organizational structure and that of our direct and indirect subsidiaries.  This chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes.  The equity ownership, voting percentages, and indebtedness amounts shown below are approximations as of December 31, 2007, and do not give effect to any exercise, conversion or exchange of then outstanding options, preferred stock, convertible notes, and other convertible or exchangeable securities.  Indebtedness amounts shown below are accreted values for financial reporting purposes as of December 31, 2007.  See “Item 8.  Financial Statements and Supplementary Data,” which also includes the principal amount of the indebtedness described below.

Public common stock and other equity
Paul G. Allen and his controlled entities
93% common equity interest, 9% voting interest
7% common equity interest, 91% voting interest
Charter Communications, Inc.(1) ("Charter") (issuer of $402 million convertible senior notes)
54% common equity interest and mirror senior securities (3), 100% voting interest
46% common equity interest (exchangeable for Charter common stock) (2)(3)
Charter Communications Holding Company, LLC ("Charter Holdco")
$65 million subordinated accreting note (4)
CCHC, LLC ("CCHC")
Charter Communications Holdings, LLC ("Charter Holdings") (co-issuer of $322 million of senior notes and $256 million of senior discount notes)
CCH I Holdings, LLC ("CIH") (co-issuer of $450 million of senior notes and $2.1 billion of senior discount notes)
CCH I, LLC ("CCH I") (co-issuer of $4.1 billion senior notes)
CCH II, LLC ("CCH II") (co-issuer of $2.5 billion senior notes)
CCO Holdings, LLC ("CCO Holdings") (obligor under $350 million credit facility – $350 million outstanding) (co-issuer of $795 million senior notes)
Charter Communications Operating, LLC ("Charter Operating") (obligor under $8.0 billion credit facilities – $6.8 billion outstanding) (co-issuer of $1.9 billion senior second lien notes)
Charter Operating Subsidiaries
CCO NR Holdings, LLC
Charter Operating Subsidiaries
100% common equity
CC V Holdings, LLC
100% Class B units
CC VIII, LLC ("CC VIII")
70% Preferred Equity in CC VIII, LLC (4)
30% Preferred Equity in CC VIII, LLC (4)
CC VIII Operating Subsidiaries

___
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

(2)
These membership units are held by Charter Investment, Inc. (“CII”) and Vulcan Cable III Inc., each of which is 100% owned by Paul G. Allen, Charter’s Chairman and controlling shareholder.  They are exchangeable at any time on a one-for-one basis for shares of Charter Class B common stock, which in turn are exchangeable into Charter Class A common stock on a one-for-one basis.

(3)
The percentages shown in this table reflect the 24.8 million shares of Class A common stock outstanding as of December 31, 2007 issued pursuant to the Share Lending Agreement.  However, for accounting purposes, Charter’s common equity interest in Charter Holdco is 52%, and Paul G. Allen’s ownership of Charter Holdco through CII and Vulcan Cable III Inc. is 48%.  These percentages exclude the 24.8 million mirror membership units outstanding as of December 31, 2007 issued pursuant to the Share Lending Agreement.  See Note 13 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(4)
Represents preferred membership interests in CC VIII, LLC (“CC VIII”), a subsidiary of CC V Holdings, LLC, and an exchangeable accreting note issued by CCHC.  See Notes 10 and 11 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Charter Communications, Inc. Certain provisions of Charter’s certificate of incorporation and Charter Holdco’s limited liability company agreement effectively require that Charter’s investment in Charter Holdco replicate, on a “mirror” basis, Charter’s outstanding equity and debt structure.  As a result of these coordinating provisions, whenever Charter issues equity or debt, Charter transfers the proceeds from such issuance to Charter Holdco, and Charter Holdco issues a “mirror” security to Charter that replicates the characteristics of the security issued by Charter.  Consequently, Charter’s principal assets are an approximate 54% common equity interest (52% for accounting purposes) and a 100% voting interest in Charter Holdco, “mirror” notes that are payable by Charter Holdco to Charter that have the same principal amount and terms as Charter’s convertible senior notes and preferred units in Charter Holdco that mirror the terms and liquidation preferences of Charter’s outstanding preferred stock.  Charter Holdco, through its subsidiaries, owns cable systems and certain strategic investments.  As sole manager under applicable operating agreements, Charter controls the affairs of Charter Holdco and its limited liability company subsidiaries.  In addition, Charter provides management services to Charter Holdco and its subsidiaries under a management services agreement.

The following table sets forth information as of December 31, 2007 with respect to the shares of common stock of Charter on an actual outstanding, “as converted” and “fully diluted” basis:

	Charter Communications, Inc.
				Assuming Exchange of
	Actual Shares Outstanding (a)			Charter Holdco Membership Units (b)		Fully Diluted Shares Outstanding (c)
						Number	Percentage
				Number of	Percentage of	of Fully	of Fully
	Number of	Percentage		As Converted	As Converted	Diluted	Diluted
	Common	of Common		Common	Common	Common	Common
	Shares	Shares	Voting	Shares	Shares	Shares	Shares
	Outstanding	Outstanding	Percentage	Outstanding	Outstanding	Outstanding	Outstanding

Class A Common Stock	398,226,468	99.99%	9.68%	398,226,468	54.00%	398,226,468	40.44%
Class B Common Stock	50,000	0.01%	90.32%	50,000	0.01%	50,000	*
Total Common Shares Outstanding	398,276,468	100.00%	100.00%

One-for-One Exchangeable Equity in Subsidiaries:
Charter Investment, Inc.				222,818,858	30.22%	222,818,858	22.63%
Vulcan Cable III Inc.				116,313,173	15.77%	116,313,173	11.81%

Total As Converted Shares Outstanding				737,408,499	100.00%

Other Convertible Securities
Charter Communications, Inc.:
Convertible Preferred Stock (d)						148,575	0.02%
Convertible Debt:
5.875% Convertible Senior Notes (e)						20,104,543	2.04%
6.50% Convertible Senior Notes (f)						140,581,566	14.28%
Employee, Director and Consultant Stock Options (g)						25,970,829	2.64%
Employee Performance Shares (h)						28,008,985	2.84%
CCHC:
14% Exchangeable Accreting Note (i)						32,475,583	3.30%

Fully Diluted Common Shares Outstanding						984,698,580	100.00%
__________
*           Less than .01%.

(a)
Paul G. Allen owns approximately 7% of Charter’s outstanding Class A common stock (approximately 50% assuming the exchange by Mr. Allen of all units in Charter Holdco held by him and his affiliates for shares of Charter Class B common stock, which are in turn convertible into Class A common stock) and beneficially controls approximately 91% of the voting power of Charter’s capital stock.  Mr. Allen is entitled to ten votes for each share of Class B common stock held by him and his affiliates and for each membership unit in Charter Holdco held by him and his affiliates.

(b)
Assumes only the exchange of Charter Holdco membership units held by Mr. Allen and his affiliates for shares of Charter Class B common stock on a one-for-one basis pursuant to exchange agreements between the holders of such units and Charter, which shares are in turn convertible into Class A common stock on a one-for-one basis.  Does not include shares issuable on conversion or exercise of any other convertible securities, including stock options, convertible notes and convertible preferred stock.

(c)
Represents “fully diluted” common shares outstanding, assuming exercise, exchange or conversion of all outstanding options and exchangeable or convertible securities, including the exchangeable membership units described in note (b) above, all shares of Charter Series A convertible redeemable preferred stock, the 14% CCHC exchangeable accreting note, all outstanding 5.875% and 6.50% convertible senior notes of Charter, and all employee, director and consultant stock options.

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

(e)
Reflects shares issuable upon conversion of all outstanding 5.875% convertible senior notes ($49 million total principal amount), which are convertible into shares of Class A common stock at an initial conversion rate of 413.2231 shares of Class A common stock per $1,000 principal amount of notes (or approximately $2.42 per share), subject to certain adjustments.

(f)
Reflects shares issuable upon conversion of all outstanding 6.50% convertible senior notes ($479 million total principal amount), which are convertible into shares of Class A common stock at an initial conversion rate of 293.3868 shares of Class A common stock per $1,000 principal amount of notes (or approximately $3.41 per share), subject to certain adjustments.

(g)	The weighted average exercise price of outstanding stock options was $4.02 as of December 31, 2007.

(h)	Represents shares issuable under our long-term incentive plan (LTIP), which are subject to vesting based on continued employment and Charter’s achievement of certain performance criteria.

(i)
Mr. Allen, through his wholly owned subsidiary CII, holds an accreting note (the “CCHC note”) that is exchangeable for Charter Holdco units.  The CCHC note has a 15-year maturity.  The CCHC note has an accreted value as of December 31, 2007 of $65 million accreting at 14% compounded quarterly, except that from and after February 28, 2009, CCHC may pay any increase in the accreted value of the CCHC note in cash and the accreted value of the CCHC note will not increase to the extent such amount is paid in cash.  The CCHC note is exchangeable at CII’s option, at any time, for Charter Holdco Class A common units, which are exchangeable into shares of Charter Class B common stock, which shares are in turn convertible into Class A common stock, at a rate equal to the then accreted value, divided by $2.00.  See Note 10 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Charter Communications Holding Company, LLC. Charter Holdco, a Delaware limited liability company formed on May 25, 1999, is the direct 100% parent of CCHC.  The common membership units of Charter Holdco are owned approximately 54% by Charter, 16% by Vulcan Cable III Inc. and 30% by CII.  All of the outstanding common membership units in Charter Holdco held by Vulcan Cable III Inc. and CII are controlled by Mr. Allen and are exchangeable on a one-for-one basis at any time for shares of Class B common stock of Charter, which are in turn convertible into Class A common stock of Charter on a one-for-one basis.  Charter controls 100% of the voting power of Charter Holdco and is its sole manager.

Certain provisions of Charter’s certificate of incorporation and Charter Holdco’s limited liability company agreement effectively require that Charter’s investment in Charter Holdco replicate, on a “mirror” basis, Charter’s outstanding equity and debt structure.  As a result, in addition to its equity interest in common units of Charter Holdco, Charter also holds 100% of the 5.875% and the 6.50% mirror convertible notes of Charter Holdco that automatically convert into common membership units upon the conversion of Charter 5.875% or 6.50% convertible senior notes and 100% of the mirror preferred membership units of Charter Holdco that automatically convert into common membership units upon the conversion of the Series A convertible redeemable preferred stock of Charter.

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

Preferred Equity in CC VIII.  CII owns 30% of the CC VIII preferred membership interests.  CCH I, a direct subsidiary of CIH, directly owns the remaining 70% of these preferred interests.  The common membership interests in CC VIII are indirectly owned by Charter Operating.  See Notes 11 and 23 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Products and Services

We sell video services, high-speed Internet services, and telephone services utilizing our cable network. Our video services include traditional cable video services (analog and digital) and in some areas advanced broadband services such as OnDemand, high definition television, and DVR service.  Our telephone services are primarily provided using voice over Internet protocol (“VoIP”) technology, to transmit digital voice signals over our systems.  Our video, high-speed Internet, and telephone services are offered to residential and commercial customers on a subscription basis, with prices and related charges that vary primarily based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and the equipment necessary to receive the services, with some variation in prices depending on geographic location.

The following table approximates our customer statistics for video, residential high-speed Internet and telephone as of December 31, 2007 and 2006.

	Approximate as of
	December 31,	December 31,
	2007 (a)	2006 (a)

Video Cable Services:
Video:
Residential (non-bulk) video customers (b)	4,959,800	5,172,300
Multi-dwelling (bulk) and commercial unit customers (c)	260,100	261,000
Total video customers	5,219,900	5,433,300

Digital Video:
Digital video customers (d)	2,920,400	2,808,400

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,682,500	2,402,200
Telephone customers (f)	959,300	445,800

Total Revenue Generating Units	11,782,100	11,089,700

After giving effect to sales and acquisitions of cable systems in 2007, December 31, 2006 video customers, digital video customers, high-speed Internet customers, and telephone customers would have been 5,336,200, 2,770,300, 2,393,400, and 446,300, respectively.

(a)
“Customers” include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees).  At December 31, 2007 and 2006, “customers” include approximately 48,200 and 32,700 persons whose accounts were over 60 days past due in payment, approximately 10,700 and 5,400 persons, whose accounts were over 90 days past due in payment, and approximately 2,900 and 2,700 of which were over 120 days past due in payment, respectively.

(b)	Includes all residential customers who receive video services.

(c)
Included within “video customers” are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit (“EBU”) basis.  EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service.  The EBU method of estimating video customers is consistent with the methodology used in determining costs paid to programmers and has been used consistently.

(d)	Includes all video customers that have one or more digital set-top boxes or cable cards deployed.

(e)	"Residential high-speed Internet customers" represent those residential customers who subscribe to our high-speed Internet service.

(f)	“Telephone customers” include all customers receiving telephone service.

Video Services

In 2007, video services represented approximately 56% of our total revenues.  Our video service offerings include the following:

•
Basic Video. All of our video customers receive a package of basic programming which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite-delivered or non-broadcast channels, such as weather, shopping and religious services.  Our basic channel line-up generally has between 9 and 35 channels.

•
Expanded Basic Video. This expanded programming level includes a package of satellite-delivered or non-broadcast channels and generally has between 20 and 60 channels in addition to the basic channel line-up.

•
Digital Video.  We offer digital video service to our customers in several different service combination packages.  All of our digital packages include a digital set-top box or cable card, an interactive electronic programming guide, an expanded menu of pay-per-view channels, including OnDemand, and digital quality music channels and the option to also receive digital packages which range generally from 3 to 45 additional video channels.  We also offer our customers certain digital packages with one or more premium channels that give customers access to several alternative genres of certain premium channels (for example, HBO Family® and HBO Comedy®).  Some digital tier packages focus on the interests of a particular customer demographic and emphasize, for example, sports, movies, family, or ethnic programming.  In addition to video programming, digital video service enables customers to receive our advanced broadband services such as OnDemand, DVRs, and high definition television.  Other digital packages bundle digital television with our high-speed Internet services and telephone services.

•
Premium Channels. These channels provide original programming, commercial-free movies, sports, and other special event entertainment programming.  Although we offer subscriptions to premium channels on an individual basis, we offer an increasing number of digital video channel packages and premium channel packages, and we offer premium channels bundled with our advanced broadband services.

•
Pay-Per-View. These channels allow customers to pay on a per event basis to view a single showing of a recently released movie, a one-time special sporting event, music concert, or similar event on a commercial-free basis.

•
OnDemand and Subscription OnDemand. OnDemand service allows customers to select from hundreds of movies and other programming at any time with digital picture quality, including some in high-definition.  These programming options may be accessed for a fee or, in some cases, for no additional charge.  In some systems we also offer subscription OnDemand for a monthly fee or included in a digital tier premium channel subscription.

•
High Definition Television. High definition television offers our digital customers certain video programming at a higher resolution to improve picture quality versus standard analog or digital video images.

•	Digital Video Recorder. DVR service enables customers to digitally record programming and to pause and rewind live programming.

High-Speed Internet Services

In 2007, residential high-speed Internet services represented approximately 21% of our total revenues.  We offer several tiers of high-speed Internet services with speeds ranging up to 16 megahertz to our residential customers via cable modems attached to personal computers.  We also offer home networking gateways to these customers, which permit customers to connect up to five computers in their home to the Internet simultaneously.

Telephone Services

In 2007, telephone services represented approximately 6% of our total revenues.  We provide voice communications services primarily using VoIP technology, to transmit digital voice signals over our systems.  Charter Telephone includes unlimited nationwide calling, voicemail, call waiting and caller ID, and call forwarding features.  Charter Telephone also provides international calling either by the minute or in a package of 250 minutes.  At December 31, 2007, telephone service was available to approximately 9.0 million homes passed, and we were marketing these services to approximately 92% of those homes.  We will continue to prepare additional markets for telephone launches in 2008 and expect to make telephone service available to approximately 85% of our estimated total homes passed by year-end 2008.

Commercial Services

In 2007, commercial services represented approximately 6% of our total revenues.  Commercial services, offered through Charter Business, include scalable, tailored and cost-effective broadband communications solutions for business organizations, such as business-to-business Internet access, data networking, video and music entertainment services, and business telephone. We will continue to expand the marketing of our video, high-speed Internet, and telephone services to the business community.

Sale of Advertising

In 2007, sale of advertising represented approximately 5% of our total revenues.  We receive revenues from the sale of local advertising on satellite-delivered networks such as MTV®, CNN® and ESPN®.  In any particular market, we generally insert local advertising on up to 40 channels.  We also provide cross-channel advertising to some programmers.

From time to time, certain of our vendors, including programmers and equipment vendors, have purchased advertising from us.  For the years ending December 31, 2007, 2006 and 2005, we had advertising revenues from vendors of approximately $13 million, $17 million, and $15 million, respectively.  These revenues resulted from purchases at market rates pursuant to binding agreements.

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

We offer reduced-price service for promotional periods in order to attract new customers and to promote the bundling of two or more services.  There is no assurance that these customers will remain as customers when the promotional pricing period expires.  When customers bundle services, they enjoy prices that are lower per service than if they had only purchased a single service.

Our Network Technology

We employ the hybrid fiber coaxial cable (“HFC”) architecture for our systems.  HFC architecture combines the use of fiber optic cable with coaxial cable.  In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes passed served by that node.  On average, our system design enables typically up to 500 homes passed to be served by a single node and provides for six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services.  We believe that this hybrid network design provides high capacity and signal quality.  The design also provides two-way signal capacity for the addition of future services.

HFC architecture benefits include:

•	bandwidth capacity to enable traditional and two-way video and broadband services;
•	dedicated bandwidth for two-way services, which avoids return signal interference problems that can occur with two-way communication capability; and
•	signal quality and high service reliability.

The following table sets forth the technological capacity of our systems as of December 31, 2007 based on a percentage of homes passed:

Less than 550		750	860/870	Two-way
megahertz	550 megahertz	megahertz	megahertz	activated

5%	5%	43%	47%	93%

Approximately 95% of our homes passed are served by systems that have bandwidth of 550 megahertz or greater.  This bandwidth capacity enables us to offer digital television, high-speed Internet services, telephone service and other advanced services.

Through system upgrades and divestitures of non-strategic systems, we have reduced the number of headends that serve our customers from 1,138 at January 1, 2001 to 316 at December 31, 2007.  Because headends are the control centers of a cable system, where incoming signals are amplified, converted, processed and combined for transmission to the customer, reducing the number of headends reduces related equipment, service personnel, and maintenance expenditures.  As of December 31, 2007, approximately 90% of our customers were served by headends serving at least 10,000 customers.

As of December 31, 2007, our cable systems consisted of approximately 199,100 aerial and underground miles of coaxial cable, and approximately 57,000 aerial and underground miles of fiber optic cable, passing approximately 11.8 million households and serving approximately 5.6 million customers.

Management of Our Systems

The corporate office, which includes employees of Charter, is responsible for coordinating and overseeing overall operations including establishing company-wide policies and procedures.  The corporate office performs certain financial and administrative functions on a centralized basis such as accounting, cash management, taxes, billing, finance, human resources, risk management, telephone, payroll, information system design and support, internal audit, legal, purchasing, customer care, marketing, communications, programming contract administration, Internet service, network and circuits administration, and oversight and coordination of external auditors and consultants.  The corporate office performs these services on a cost reimbursement basis pursuant to a management services agreement.  Our field operations are managed within three divisions.  Each division has a divisional president and is supported by operational, financial, legal, customer care, marketing and engineering functions.

Customer Care

Our customer care centers are managed centrally, with the deployment and execution of end-to-end care strategies and initiatives conducted on a company-wide basis.  We have eight customer care locations plus several third-party call center locations that through technology and procedures function as an integrated system.  We believe that consolidation and integration of our care centers improves service delivery and customer satisfaction.

We provide service to our customers 24 hours a day, seven days a week, and utilize technologically advanced equipment that we believe enhances interactions with our customers through more intelligent call routing, data management, and forecasting and scheduling capabilities.  We believe that through continued optimization of our care network we will improve complaint resolution, equipment troubleshooting, sales of new and additional services, and customer retention.

We are committed to further improving customer care performance to increase customer retention and satisfaction.  Accordingly, we have certain initiatives underway targeted at gaining new customers and retaining existing ones.  We have increased our efforts to instill a customer service oriented culture throughout our organization, by giving the customer service areas of our operations greater resources for staffing, training, and the financial incentives for employee performance.

We have agreements with three third-party call center service providers.  We believe these relationships further our service objectives and support marketing activities by providing additional capacity to respond to customer inquiries.

We also utilize our website to enhance customer care by enabling customers to view and pay their bills online, obtain useful information, and perform various equipment troubleshooting procedures.  Our customers may also obtain support through our on-line chat and e-mail functionality.

Sales and Marketing

Our plan has been to grow revenues by increasing our targeted marketing programs designed to offer services to existing and potential customers with particular emphasis on our bundled services.  As a result, marketing expenditures increased by $58 million, or 32%, over the year ended December 31, 2006 to $238 million for the year ended December 31, 2007.  In 2008, we expect to continue to increase the amount we spend on targeted marketing.

Our marketing organization provides strategic marketing direction, promotes interaction, information flow, and sharing of best practices between our corporate office and our field offices, which make local decisions as to when and how certain marketing programs will be implemented.   We monitor the effectiveness of our marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, to increase our responsiveness to our customers.  Our marketing activities involve door-to-door, telemarketing, media advertising, e-marketing, direct mail, and retail locations.  In 2008, we expect to continue to focus on migrating existing single service customers into multiple service bundles.

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

Over the past several years, we have not been able to increase video service rates sufficiently to fully offset increased programming costs, and with the impact of increasing competition and other marketplace factors, we do not expect to be able to do so in the foreseeable future.  In addition, our inability to fully pass these programming cost increases on to our video customers has had and is expected in the future to have an adverse impact on our cash flow and operating margins. In order to mitigate reductions of our operating margins due to rapidly increasing programming costs, we continue to review our pricing and programming packaging strategies, and we plan to continue to migrate certain program services from our analog level of service to our digital tiers.  As we migrate our programming to our digital tier packages, certain programming that was previously available to all of our customers via an analog signal may only be part of an elective digital tier package offered to our customers for an additional fee.  As a result, we expect that the customer base upon which we pay programming fees will proportionately decrease, and the overall expense for providing that service will also decrease.  However, reductions in the size of certain programming customer bases may result in the loss of specific volume discount benefits.

We have programming contracts that have expired and others that will expire at or before the end of 2008.  We will seek to renegotiate the terms of these agreements.  There can be no assurance that these agreements will be renewed on favorable or comparable terms.  To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we have been, and may in the future be, forced to remove such programming channels from our line-up, which may result in a loss of customers.

Franchises

As of December 31, 2007, our systems operated pursuant to a total of approximately 3,300 franchises, permits, and similar authorizations issued by local and state governmental authorities.  Such governmental authorities often must approve a transfer to another party.  Most franchises are subject to termination proceedings in the event of a material breach.  In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law.  We are entitled to and generally do pass this fee through to the customer.

Prior to the scheduled expiration of most franchises, we generally initiate renewal proceedings with the granting authorities.  This process usually takes three years but can take a longer period of time.  The Communications Act of 1934, as amended (the “Communications Act”), which is the primary federal statute regulating interstate communications, provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals.  In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as building out certain of the franchise areas, customer service requirements, and supporting and carrying public access channels.  Historically we have been able to renew our franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise.  Our failure to obtain renewals of our franchises, especially those in the major metropolitan areas where we have the most customers, could have a material adverse effect on our consolidated financial condition, results of operations, or our liquidity, including our ability to comply with our debt covenants.  Approximately 15% of our franchises, covering approximately 20% of our video customers were expired at December 31, 2007.  Approximately 7% of additional franchises, covering approximately 8% of additional video customers will expire on or before December 31, 2008, if not renewed prior to expiration.  We expect to renew all or substantially all of these franchises.

Proposals to streamline cable franchising recently have been adopted at both the federal and state levels.  These franchise reforms are primarily intended to facilitate entry by new competitors, particularly telephone companies, but they often include substantive relief for incumbent cable operators, like us, as well.  In many states, the cumbersome local franchising process under which we have historically operated has been replaced by a streamlined state certification process.  See “— Regulation and Legislation — Video Services — Franchise Matters.”

Competition

We face competition in the areas of price, service offerings, and service reliability.  We compete with other providers of television signals, high-speed Internet access, telephone services, and other sources of home entertainment.  We operate in a very competitive business environment, which can adversely affect the result of our business and operations.  We cannot predict the impact on us of broadband services offered by our competitors.

In terms of competition for customers, we view ourselves as a member of the broadband communications industry, which encompasses multi-channel video for television and related broadband services, such as high-speed Internet, telephone, and other interactive video services.  In the broadband industry, our principal competitor for video services throughout our territory is DBS and our principal competitor for high-speed Internet services is DSL provided by telephone companies.  Our principal competitors for telephone services are established telephone companies and other carriers, including VoIP providers.  Based on telephone companies’ entry into video service and the upgrades of their networks, they will become increasingly more significant competitors for both high-speed Internet and video customers.  We do not consider other cable operators to be significant competitors in our overall market, as overbuilds are infrequent and geographically spotty (although in any particular market, a cable operator overbuilder would likely be a significant competitor at the local level).

Our key competitors include:

DBS

Direct broadcast satellite is a significant competitor to cable systems.  The DBS industry has grown rapidly over the last several years, and now serves more than 27 million subscribers nationwide.  DBS service allows the subscriber to receive video services directly via satellite using a dish antenna.

Video compression technology and high powered satellites allow DBS providers to offer more than 200 digital channels from a single satellite, thereby surpassing the traditional analog cable system.  In 2007, major DBS competitors offered a greater variety of channel packages, and were especially competitive with promotional pricing for more basic services, such as a monthly price of approximately $35 for 100 channels compared to approximately $50 for the closest comparable package offered by us in most of our markets.  In addition, while we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation, and multiple units.  DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues and property tax, leads to greater efficiencies and lower costs in the lower tiers of service.  However, we believe that cable-delivered OnDemand and Subscription OnDemand services are superior to DBS service, because cable headends can provide two-way communication to deliver many titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control.  We also believe that our higher tier services, particularly bundled premium packages, are price-competitive with DBS packages, and that many consumers prefer our ability to economically bundle video packages with high-speed Internet packages.  Further, we have the potential in some areas to provide a more complete “whole house” communications package when combining video, high-speed Internet, and telephone services.  We believe that this ability to bundle services differentiates us from DBS competitors and could enable us to win back former customers who migrated to satellite.  However, joint marketing arrangements between DBS providers and telecommunications carriers allow similar bundling of services in certain areas.  DBS providers have also made attempts at widespread deployment of high-speed Internet access services via satellite, but those services have been technically constrained and of limited appeal.  DBS providers are offering more high definition programming, including local high definition programming.

Telephone Companies and Utilities

Charter’s telephone service competes directly with established telephone companies and other carriers, including internet-based VoIP providers, for voice service customers.  Because we offer voice services, we are subject to considerable competition from telephone companies and other telecommunications providers.  The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, strong brand name recognition, and long-standing relationships with regulatory authorities and customers.  Moreover, mergers, joint ventures and alliances among our competitors have resulted in providers capable of offering cable television, Internet, and telephone services in direct competition with us.  For example, major local exchange carriers have entered into joint marketing arrangements with DBS providers to offer bundled packages combining telephone (including wireless), high-speed Internet, and video services.

DSL service allows Internet access to subscribers at data transmission speeds greater than those available over conventional telephone lines.  DSL service therefore is more competitive with high-speed Internet access over cable systems than conventional dial-up.  Most telephone companies, which already have plant, an existing customer base, and other operational functions in place (such as, billing, service personnel, etc.), offer DSL service.  We expect DSL to remain a significant competitor to our high-speed Internet services, particularly as telephone companies bundle DSL with telephone service.  In addition, the continuing deployment of fiber into telephone companies’

networks (primarily by Verizon Communications, Inc. (“Verizon”)) will enable them to provide even higher bandwidth Internet services.

We believe that pricing for residential and commercial Internet services on our system is generally comparable to that for similar DSL services and that some residential customers prefer our Internet services bundled with our video and/or telephone services, and prefer our high Internet speeds.  However, DSL providers may currently be in a better position to offer data services to businesses since their networks tend to be more complete in commercial areas.  They also have the ability to bundle telephone with Internet services for a higher percentage of their customers.

Telephone companies, including AT&T Inc. (“AT&T”) and Verizon, can offer video and other services in competition with us, and we expect they will increasingly do so in the future.  AT&T and Verizon are both upgrading their networks.  Some upgraded portions of these networks carry two-way video services comparable to ours, in the case of Verizon, high-speed data services that operate at speeds as high as or higher than ours, and digital voice services that are similar to ours.  In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies.  Based on internal estimates, we believe that AT&T and Verizon are offering video services in areas serving approximately 5% to 6% of our estimated homes passed as of December 31, 2007.  Additional upgrades and product launches, primarily by AT&T, are expected in markets in which we operate.

In addition to telephone companies obtaining franchises or alternative authorizations in some areas and seeking them in others, they have been successful through various means in weakening or streamlining the franchising requirements applicable to them.  They have had significant success at the federal and state level, securing an FCC ruling and numerous state franchise laws that facilitate their entry into the video marketplace.  Because telephone companies have been successful in avoiding or weakening the franchise and other regulatory requirements that remain applicable to cable operators like us, their competitive posture has often been enhanced.  The large scale entry of major telephone companies as direct competitors in the video marketplace could adversely affect the profitability and valuation of our cable systems.

Additionally, we are subject to competition from utilities that possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.  Certain utilities are also developing broadband over power line technology, which may allow the provision of Internet and other broadband services to homes and offices.  Utilities have deployed broadband over power line technology in a few limited markets.  In some cases, it is the local municipalities that regulate us, which own cable systems that compete with us.

Broadcast Television

Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an “off-air” antenna.  The extent of such competition is dependent upon the quality and quantity of broadcast signals available through “off-air” reception, compared to the services provided by the local cable system.  Traditionally, cable television has provided higher picture quality and more channel offerings than broadcast television.  However, the recent licensing of digital spectrum by the FCC now provides traditional broadcasters with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

Traditional Overbuilds

Cable systems are operated under non-exclusive franchises historically granted by local authorities.  More than one cable system may legally be built in the same area.  It is possible that a franchising authority might grant a second franchise to another cable operator and that such franchise might contain terms and conditions more favorable than those afforded us.  In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system’s cable system, may be able to avoid local franchising requirements.  Well-financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, may over time become competitors.  There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services.  There also has been interest in traditional cable overbuilds by private companies not affiliated with established local exchange carriers.  Constructing a competing cable system is a capital intensive process which involves a high degree of risk.  We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes and businesses in the overbuilt area with equal or better service quality, on a more cost-effective basis than we can.  Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

As of December 31, 2007, excluding telephone companies, we are aware of traditional overbuild situations impacting approximately 7% to 8% of our total homes passed and potential traditional overbuild situations in areas servicing approximately an additional 2% of our total homes passed.  Additional overbuild situations may occur.

Private Cable

Additional competition is posed by satellite master antenna television systems, or SMATV systems, serving multiple dwelling units, or MDUs, such as condominiums, apartment complexes, and private residential communities.  Private cable systems can offer improved reception of local television stations, and many of the same satellite-delivered program services that are offered by cable systems.  SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities.  The FCC recently adopted regulations that favor SMATV and private cable operators serving MDU complexes, allowing them to continue to secure exclusive contracts with MDU owners.  The FCC regulations have been appealed, and the FCC is currently considering whether to restrict their ability to enter into exclusive arrangements, but this sort of regulatory disparity, if it withstands judicial review, provides a competitive advantage to certain of our current and potential competitors.

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

Regulation and Legislation

The following summary addresses the key regulatory and legislative developments affecting the cable industry and our three primary services: video service, high-speed Internet service, and telephone service.  Cable system operations are extensively regulated by the federal government (primarily the FCC), certain state governments, and most local governments.  A failure to comply with these regulations could subject us to substantial penalties.  Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings.  Congress and the FCC have frequently revisited the subject of communications regulation often designed to increase competition to the cable industry, and they are likely to do so in the future.  We could be materially disadvantaged in the future if we are subject to new regulations that do not equally impact our key competitors.  We can provide no assurance that the already extensive regulation of our business will not be expanded in the future.

Video Service

Cable Rate Regulation.  The cable industry has operated under a federal rate regulation regime for more than a decade.  The regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service,” and associated equipment.  All other cable offerings are now universally exempt from rate regulation.  Although basic service rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation.  The majority of our local franchising authorities have never been certified to regulate basic service cable rates (and order rate reductions and refunds), but they generally retain the right to do so (subject to potential regulatory limitations under state franchising laws), except in those specific communities facing “effective competition,” as defined under federal law.  With increased competition from DBS and telephone companies offering video service, our systems are increasingly likely to satisfy the effective competition standard.  We have already secured FCC recognition of effective competition, and become rate deregulated in many of our communities.

There have been frequent calls to impose expanded rate regulation on the cable industry.  Confronted with rapidly increasing cable programming costs, it is possible that Congress may adopt new constraints on the retail pricing or packaging of cable programming.  For example, there has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an à la carte basis, or to at least offer a separately available child-friendly “family tier.”  Such mandates could adversely affect our operations.

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

Must Carry/Retransmission Consent.  There are two alternative legal methods for carriage of local broadcast television stations on cable systems.  Federal “must carry” regulations require cable systems to carry local broadcast television stations upon the request of the local broadcaster.  Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions.  Broadcast stations must elect “must carry” or “retransmission consent” every three years, with the next election to be made prior to October 1, 2008.  Either option has a potentially adverse effect on our business.  Popular stations invoking “retransmission consent” have been increasingly demanding in their negotiations with cable operators.

In September 2007, the FCC adopted an order increasing the cable industry’s existing must-carry obligations by requiring cable operators to offer “must carry” broadcast signals in both analog and digital format (dual carriage) for a three year period commencing on February 17, 2009, the date on which the broadcast television industry will complete its ongoing transition from an analog to digital format.  The burden could increase further if cable systems are required to carry multiple program streams included within a single digital broadcast transmission (multicast carriage), which the recent FCC order did not address.  Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that appeal to our customers and generate revenues.  We may need to take additional operational steps and/or make further operating and capital investments by February 17, 2009 to ensure that customers not otherwise equipped to receive digital programming, retain access to broadcast programming.

Access Channels.  Local franchise agreements often require cable operators to set aside certain channels for public, educational, and governmental access programming.  Federal law also requires cable systems to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties, who generally offer programming that our customers do not particularly desire.  The FCC recently adopted a reduction in the rates that operators can charge commercial leased access users and imposed additional administrative requirements that will be burdensome on the cable industry.  The FCC’s new rules were adopted to facilitate commercial leased access usage.  Under federal statue, commercial leased access programmers are entitled to use up to 15% of a cable system’s capacity.  Increased activity in this area could further burden the channel capacity of our cable systems, and potentially limit the amount of services we are able to offer and may necessitate further investments to expand our network capacity.

Access to Programming.  The Communications Act and the FCC’s “program access” rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators.  Given the heightened competition and media consolidation that we face, it is possible that we will find it increasingly difficult to gain access to popular programming at favorable terms.  Such difficulty could adversely impact our business.

Ownership Restrictions.  Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises.  Through a series of legislative, regulatory, and judicial actions, most of these restrictions have been either eliminated or substantially relaxed.  In December 2007, the FCC reimposed a cable ownership cap, so that no single operator can serve more than 30% of domestic multichannel video subscribers.  This same numerical cap was previously invalidated by the courts, and the new cap is currently being challenged.  We cannot provide any assurance that the current ownership limitations will be invalidated if challenged.

The FCC is now engaged in a proceeding to determine whether cable’s overall subscriber penetration levels merit additional regulations.  Changes in this regulatory area could alter the business environment in which we operate.

Pole Attachments.  The Communications Act requires most utilities to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation.  The Communications Act specifies that significantly higher rates apply if the cable plant is providing telecommunications services.  Although the FCC previously determined that the lower cable rate was applicable to the mixed use of a pole attachment for the provision of both cable and Internet access services (a determination upheld by the U.S. Supreme Court), the FCC issued a Notice of Proposed Rulemaking (“NPRM”) on November 20, 2007, in which it “tentatively concludes” that such mixed use determination would likely be set aside.  Under this NPRM, the FCC is seeking comment on its proposal to apply a single rate for all pole attachments over which a cable operator provides Internet access services, that allocates to the cable operators the additional cost associated with the “unusable space” of the pole. Such rate change would likely result in a substantial increase in our pole attachment costs.

Cable Equipment.  In 1996, Congress enacted a statute seeking to promote the “competitive availability of navigational devices” by allowing cable subscribers to use set-top boxes obtained from third parties, including third-party retailers.  The FCC has undertaken several steps to implement this statute designed to promote competition in the delivery of cable equipment and compatibility with new digital technology.  The FCC has expressly ruled that cable customers must be allowed to purchase set-top boxes from third parties, and has established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from the basic converter functions, which could then be provided by third party vendors.  The first phase of implementation has already passed, whereby cable operators began providing “CableCard” security modules and support to customer-owned digital televisions and similar devices equipped with built-in set-top box functionality compatible with CableCards.  A prohibition on cable operators leasing digital set-top boxes that integrate security and basic navigation functions went into effect on July 1, 2007.

On May 4, 2007, the FCC granted Charter a one-year waiver to exempt our least expensive digital set-top boxes from the integrated security ban, which can continue to be deployed until July 1, 2008.  However, HD, DVR, and HD/DVR boxes were not affected by the waiver and the prohibition on leasing of those boxes in inventory resulted in a $1 million write-off in 2007.

The cable and consumer electronics industries have been attempting to negotiate an agreement that would establish additional specifications for two-way digital televisions.  It is unclear how this process will develop and how it will affect our offering of cable equipment and our relationship with our customers.

MDUs / Inside Wiring.  The FCC has adopted a series of regulations designed to spur competition to established cable operators in MDU complexes.  These regulations allow our competitors to access existing cable wiring inside MDUs.  The FCC also recently adopted regulations limiting the ability of established cable operators, like us, to enter into exclusive service contracts for MDU complexes.  Significantly, it has not yet imposed a similar restriction on private cable operators and SMATV systems serving MDU properties but the FCC is currently considering extending the prohibition to such competitors.  In their current form, the FCC’s  regulations in this area favor our competitors.

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

Copyright.  Cable systems are subject to a federal copyright compulsory license covering carriage of television and radio broadcast signals.  The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative and administrative review and could adversely affect our ability to obtain desired broadcast programming.  The Copyright Office is currently conducting an inquiry to consider a variety of issues affecting cable’s compulsory copyright license, including how the compulsory copyright license should apply to newly-offered digital broadcast signals.  This proceeding could lead to proposals or rules that would significantly increase our compulsory copyright payments for the carriage of broadcast signals.

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

Franchise Matters.  Cable systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way.  Although some recently enacted state franchising laws grant indefinite franchises, cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions.  The specific terms and conditions of cable franchises vary materially between jurisdictions.  Each franchise generally contains provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, and customer service standards.  A number of states subject cable systems to the jurisdiction of centralized state government agencies, such as public utility commissions.  Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators.  For example, federal law caps local franchise fees and includes renewal procedures designed to protect incumbent franchisees from arbitrary denials of renewal.  Even if a franchise is renewed, however, the local franchising authority may seek to impose new and more onerous requirements as a condition of renewal.  Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system, the local franchising authority may attempt to impose more burdensome requirements as a condition for providing its consent.

The traditional cable franchising regime is currently undergoing significant change as a result of various federal and state actions.  In a series of recent rulemakings, the FCC adopted new rules that streamlined entry for new competitors (particularly those affiliated with telephone companies) and reduced certain franchising burdens for these new entrants.  The FCC adopted more modest relief for existing cable operators.

At the same time, a substantial number of states recently have adopted new franchising laws.  Again, these new laws were principally designed to streamline entry for new competitors, and they often provide advantages for these new entrants that are not immediately available to existing cable operators.  In some instances, the new franchising regime does not apply to established cable operators until the existing franchise expires or a competitor directly enters the franchise territory.  In a number of instances, however, incumbent cable operators have the ability to immediately “opt into” the new franchising regime, which can provide significant regulatory relief.  The exact nature of these state franchising laws, and their varying application to new and existing video providers, will impact our franchising obligations and our competitive position.

Internet Service

Over the past several years, proposals have been advanced at the FCC and Congress that would require cable operators offering Internet service to provide non-discriminatory access to their networks to competing Internet service providers.  In 2005, the U.S. Supreme Court upheld an FCC decision making it less likely that any non-discriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities.  The U.S. Supreme Court held that the FCC was correct in classifying cable-provided Internet service as an “information service,” rather than a “telecommunications service.”  This favorable regulatory classification limits the ability of various governmental authorities to impose open access requirements on cable-provided Internet service.

The FCC issued a non-binding policy statement in 2005 establishing four basic principles that the FCC says will inform its ongoing policymaking activities regarding broadband-related Internet services.  Those principles state that consumers are entitled to access the lawful Internet content of their choice, consumers are entitled to run applications and services of their choice, subject to the needs of law enforcement, consumers are entitled to connect their choice of legal devices that do not harm the network, and consumers are entitled to competition among network providers, application and service providers and content providers.  The FCC continues to study the network management practices of broadband providers.  It is unclear what, if any, additional regulations the FCC might impose on our Internet service, and what, if any, impact, such regulations might have on our business.  In addition, legislative proposals have been introduced in Congress to mandate how providers manage their networks or to direct the FCC to conduct a study in that regard.

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

Telephone Service

The 1996 Telecom Act created a more favorable regulatory environment for us to provide telecommunications services.  In particular, it limited the regulatory role of local franchising authorities and established requirements ensuring that providers of traditional telecommunications services can interconnect with other telephone companies to provide competitive services.  Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, our primary telecommunications competitors and our own entry into the field of telephone service.  The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified and whether any of those requirements should be extended to VoIP providers.  The FCC has already determined that providers of telephone services using Internet Protocol technology must comply with traditional 911 emergency service opportunities (“E911”), requirements for accommodating law enforcement wiretaps (CALEA), universal service fund collection, and telephone relay requirements to VoIP providers.  It is unclear whether and how the FCC will apply additional types of common carrier regulations, such as inter-carrier compensations to alternative voice technology.  In March 2007, a federal appeals court affirmed the FCC’s decision concerning federal regulation of certain VoIP services, but declined to find that VoIP service provided by cable companies, such as we provide, should be regulated only at the federal level.  As a result, some states have begun proceedings to subject cable VoIP services to state level regulation.  Also, the FCC and Congress continue to consider to what extent, VoIP service will have interconnection rights with telephone companies.  It is unclear how these regulatory matters ultimately will be resolved and how they will affect our potential expansion into telephone service.

Employees

As of December 31, 2007, we had approximately 16,500 full-time equivalent employees.  At December 31, 2007, approximately 100 of our employees were represented by collective bargaining agreements.  We have never experienced a work stoppage.

Item 1A.    Risk Factors.

Risks Related to Significant Indebtedness of Us and Our Subsidiaries

We and our subsidiaries have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

We and our subsidiaries have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future.  As of December 31, 2007, our total debt was approximately $19.9 billion, our shareholders' deficit was approximately $7.9 billion and the deficiency of earnings to cover fixed charges for the year ended December 31, 2007 was $1.4 billion.

Because of our significant indebtedness and adverse changes in the capital markets, our ability to raise additional capital at reasonable rates, or at all, is uncertain, and the ability of our subsidiaries to make distributions or payments to their parent companies is subject to availability of funds and restrictions under our subsidiaries' applicable debt instruments and under applicable law.  If we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution, including potential loss of the entire value of their investment, and in the case of a recapitalization or other similar transaction, our noteholders might not receive principal and interest payments to which they are contractually entitled.

Our significant amount of debt could have other important consequences.  For example, the debt will or could:

•
require us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, reducing our funds available for working capital, capital expenditures, and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries, and the economy at large;
•	place us at a disadvantage compared to our competitors that have proportionately less debt;
•	make us vulnerable to interest rate increases, because net of hedging transactions approximately 15% of our borrowings are, and will continue to be, subject to variable rates of interest;
•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;
•	adversely affect our relationship with customers and suppliers;
•	limit our ability to borrow additional funds in the future, due to applicable financial and restrictive covenants in our debt;
•
make it more difficult for us to satisfy our obligations to the holders of our notes and for our subsidiaries to satisfy their obligations to the lenders under their credit facilities and to their noteholders; and

•	limit future increases in the value, or cause a decline in the value of our equity, which could limit our ability to raise additional capital by issuing equity.

A default by one of our subsidiaries under its debt obligations could result in the acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities, the holders of the Charter Operating senior second-lien notes, the secured lenders under the CCO Holdings credit facility, and the holders of the CCH I notes could foreclose on their collateral, which includes equity interest in our subsidiaries, and exercise other rights of secured creditors.  Any default under those credit facilities or the indentures governing our convertible senior notes or our subsidiaries’ debt could adversely affect our growth, our financial condition, our results of operations, the value of our equity and our ability to make payments on our convertible senior notes, Charter Operating’s credit facilities, and other debt of our subsidiaries, and could force us to seek the protection of the bankruptcy laws.  We and our subsidiaries may incur significant additional debt in the future.  If current debt amounts increase, the related risks that we now face will intensify.

The agreements and instruments governing our debt and the debt of our subsidiaries contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity.

Our credit facilities and the indentures governing our and our subsidiaries' debt contain a number of significant covenants that could adversely affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.  These covenants restrict, among other things, our and our subsidiaries' ability to:

•	incur additional debt;
•	repurchase or redeem equity interests and debt;
•	issue equity;
•	make certain investments or acquisitions;
•	pay dividends or make other distributions;
•	dispose of assets or merge;
•	enter into related party transactions; and
•	grant liens and pledge assets.

The breach of any covenants or obligations in the foregoing indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities, the holders of the Charter Operating senior second-lien notes, the secured lenders under the CCO Holdings credit facility, and the holders of the CCH I notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors.  Any default under those credit facilities or the indentures governing our convertible notes or our subsidiaries' debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our convertible senior notes, our credit facilities, and other debt of our subsidiaries, and could force us to seek the protection of the bankruptcy laws.

We may not be able to access funds under the Charter Operating revolving credit facilities if we fail to satisfy the covenant restrictions, which could adversely affect our financial condition and our ability to conduct our business.

Our subsidiaries have historically relied on access to credit facilities to fund operations, capital expenditures, and to service parent company debt, and we expect such reliance to continue in the future.  Our total potential borrowing availability under our revolving credit facility was approximately $1.0 billion as of December 31, 2007, none of which was limited by covenant restrictions.  There can be no assurance that actual availability under our credit facility will not be limited by covenant restrictions in the future.

One of the conditions to the availability of funding under the Charter Operating revolving credit facility is the absence of a default under such facility, including as a result of any failure to comply with the covenants under the facilities.  Among other covenants, the Charter Operating revolving credit facility requires us to maintain specified leverage ratios.  The Charter Operating revolving credit facility also provides that Charter Operating obtain an unqualified audit opinion from its independent accountants for each fiscal year, which, among other things, requires Charter to demonstrate its ability to fund its projected liquidity needs for a reasonable period of time following the balance sheet date of the financial statements being audited.  There can be no assurance that Charter Operating will be able to continue to comply with these or any other of the covenants under the credit facilities.  See “—We and our subsidiaries have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business” for a discussion of the consequences of a default under our debt obligations.

We depend on generating sufficient cash flow and having access to additional liquidity sources to fund our debt obligations, capital expenditures, and ongoing operations.

Our ability to service our debt and to fund our planned capital expenditures and ongoing operations will depend on both our ability to generate and grow cash flow and our access to additional liquidity sources.  Our ability to generate and grow cash flow is dependent on many factors, including:

•	the impact of competition from other distributors, including incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers;
•	difficulties in growing, further introducing, and operating our telephone services, while adequately meeting customer expectations for the reliability of voice services;
•	our ability to adequately meet demand for installations and customer service;
•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition;

•	our ability to obtain programming at reasonable prices or to adequately raise prices to offset the effects of higher programming costs;
•	general business conditions, economic uncertainty or slowdown, including the recent significant slowdown in the new housing sector and overall economy; and
•	the effects of governmental regulation on our business.

Some of these factors are beyond our control.  It is also difficult to assess the impact that the general economic downturn and recent turmoil in the credit markets will have on future operations and financial results.  However, we believe there is risk that the economic slowdown could result in reduced spending by customers and advertisers, which could reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated.  If we are unable to generate sufficient cash flow or access additional liquidity sources, we may not be able to service and repay our debt, operate our business, respond to competitive challenges, or fund our other liquidity and capital needs.  We expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to meet our projected cash needs through the second or third quarter of 2009 and thereafter will not be sufficient to fund such needs.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including Charter Operating’s obtaining an unqualified audit opinion from our independent accountants.  Charter will therefore need to obtain additional sources of liquidity by early 2009.  Although we and our subsidiaries have been able to raise funds through issuances of debt in the past, we may not be able to access additional sources of liquidity on similar terms or pricing as those that are currently in place, or at all.  An inability to access additional sources of liquidity could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our convertible senior notes, our credit facilities, and other debt of our subsidiaries, and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments, and would reduce or eliminate the value of our equity shares.  See “Part II.  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries' debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.

Charter’s primary assets are our equity interests in our subsidiaries.  Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions, or otherwise.  Our subsidiaries' ability to make distributions to us or the applicable debt issuers to service debt obligations is subject to their compliance with the terms of their credit facilities and indentures, and restrictions under applicable law.  See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Limitations on Distributions” and “— Summary of Restrictive Covenants of Our High Yield Notes – Restrictions on Distributions.”  Under the Delaware Limited Liability Company Act, our subsidiaries may only make distributions if they have “surplus” as defined in the act.  Under fraudulent transfer laws, our subsidiaries may not pay dividends if they are insolvent or are rendered insolvent thereby.  The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred.  Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness.  Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating and CCO Holdings credit facilities.  Several of our subsidiaries are also obligors and guarantors under senior high yield notes.  Our convertible senior notes are structurally subordinated in right of payment to all of the debt and other liabilities of our subsidiaries.  As of December 31, 2007, our total debt was approximately $19.9 billion, of which approximately $19.5 billion was structurally senior to our convertible senior notes.

In the event of bankruptcy, liquidation, or dissolution of one or more of our subsidiaries, that subsidiary's assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event:

•
the lenders under Charter Operating's credit facilities, whose interests are secured by substantially all of our operating assets, and all holders of other debt of our subsidiaries, will have the right to be paid in full before us from any of our subsidiaries' assets; and

•
the holders of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of its assets that may reduce the amounts available for repayment to holders of our outstanding notes.

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

The industry in which we operate is highly competitive and has become more so in recent years.  In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater resources for marketing, greater and more favorable brand name recognition, and long-established relationships with regulatory authorities and customers.  Increasing consolidation in the cable industry and the repeal of certain ownership rules have provided additional benefits to certain of our competitors, either through access to financing, resources, or efficiencies of scale.

Our principal competitors for video services throughout our territory are DBS providers.  The two largest DBS providers are DirecTV and Echostar.  Competition from DBS, including intensive marketing efforts with aggressive pricing, exclusive programming and increased high definition broadcasting has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years. The cable industry, including us, has lost a significant number of video customers to DBS competition, and we face serious challenges in this area in the future.

Telephone companies, including two major telephone companies, AT&T and Verizon, and utilities can offer video and other services in competition with us, and we expect they will increasingly do so in the future.  AT&T and Verizon are both upgrading their networks.  Upgraded portions of these networks carry two-way video services comparable to ours, in the case of Verizon, high-speed data services that operate at speeds as high as or higher than ours, and digital voice services that are similar to ours.  These services are offered at prices similar to those for comparable Charter services.  Based on our internal estimates, we believe that AT&T and Verizon are offering these services in areas serving approximately 5% to 6% of our estimated homes passed as of December 31, 2007.  Additional upgrades and product launches, primarily by AT&T, are expected in markets in which we operate. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL.  DSL service is competitive with high-speed Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer.  In addition, in many of our markets, these companies have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates.  These service bundles substantially resemble our bundles.  Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies and other carriers.

The existence of more than one cable system operating in the same territory is referred to as an overbuild.  Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition.  Based on internal estimates and excluding telephone companies, as of December 31, 2007, we are aware of traditional overbuild situations impacting approximately 7% to 8% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 2% of our estimated homes passed.  Additional overbuild situations may occur in other systems.

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced price or free service.  These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire and install customer premise equipment.  Customers who subscribe to our services as a result of these offerings may not remain customers following the end of the promotional period.  A failure to retain customers could have a material adverse effect on our business.

Mergers, joint ventures, and alliances among franchised, wireless, or private cable operators, DBS providers, local exchange carriers, and others, may provide additional benefits to some of our competitors, either through access to financing, resources, or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

In addition to the various competitive factors discussed above, our business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. Our business competes with all other sources of entertainment and information delivery, including broadcast television, movies, live events, radio broadcasts, home video products, console games, print media, and the Internet.  Technological advancements, such as video-on-demand, new video formats, and Internet streaming and downloading, have increased the number of entertainment and information delivery choices available to consumers, and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could also negatively impact advertisers’ willingness to purchase advertising from us, as well as the price they are willing to pay for advertising.  If we do not respond appropriately to further increases in the leisure and entertainment choices available to consumers, our competitive position could deteriorate, and our financial results could suffer.

We cannot assure you that the services we provide and the services we can provide with our cable systems will allow us to compete effectively.  Additionally, as we expand our offerings to include other telecommunications services, and to introduce new and enhanced services, we will be subject to competition from other providers of the services we offer.  Competition may reduce our expected growth of future cash flows and increase our projected capital expenditures.  We cannot predict the extent to which competition may affect our business and results of operations.

We have a history of net losses and expect to continue to experience net losses. Consequently, we may not have the ability to finance future operations.

We have had a history of net losses and expect to continue to report net losses for the foreseeable future.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high level of debt and the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties.  These expenses will remain significant.  We reported net losses applicable to common stock of $1.6 billion, $1.4 billion, and $970 million for the years ended December 31, 2007, 2006, and 2005, respectively.  Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

We may not have the ability to reduce the high growth rates of, or pass on to our customers, our increasing programming costs, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item.  In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming.  We expect programming costs to continue to increase because of a variety of factors, including annual increases imposed by programmers and additional programming, including high definition and OnDemand programming, being provided to customers.  The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins.  We have programming contracts that have expired and others that will expire at or before the end of 2008.  There can be no assurance that these agreements will be renewed on favorable or comparable terms.  To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

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

During the year ended December 31, 2007, we spent approximately $1.2 billion on capital expenditures.  During 2008, we expect capital expenditures to be approximately $1.2 billion.  The actual amount of our capital expenditures depends on the level of growth in high-speed Internet and telephone customers, and in the delivery of other advanced broadband services such as additional high-definition channels, faster high-speed Internet services, DVRs and other customer premise equipment, as well as the cost of introducing any new services.  We may need additional capital if there is accelerated growth in high-speed Internet customers, telephone customers or increased need to respond to competitive pressures by expanding the delivery of other advanced services.  If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings, proceeds from asset sales or other sources, our growth, competitiveness, financial condition, and results of operations could suffer materially.

We face risks inherent in our telephone business.

We may encounter unforeseen difficulties as we continue to introduce our telephone service in new operating areas and as we increase the scale of our telephone service offerings in areas in which they have already been launched.  First, we face heightened customer expectations for the reliability of telephone services as compared with our video and high-speed data services.  We have undertaken significant training of customer service representatives and technicians, and we will continue to need a highly trained workforce.  To ensure reliable service, we may need to increase our expenditures, including spending on technology, equipment and personnel.  If the service is not sufficiently reliable or we otherwise fail to meet customer expectations, our telephone business could be adversely affected. Second, the competitive landscape for telephone services is intense; we face competition from providers of Internet telephone services, as well as incumbent telephone companies, cellular telephone service providers, and others, which may limit our ability to grow the service.  Third, we depend on interconnection and related services provided by certain third parties.  As a result, our ability to implement changes as the service grows may be limited.  Finally, we expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, we are unable to predict the effect that ongoing or future developments in these areas might have on our telephone business and operations.

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

We depend on third party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide some of our services.  We obtain these materials from a limited number of vendors, some of which do not have a long operating history or which may not be able to continue to supply the equipment and services we desire.  Some of our hardware, software and operational support vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity.  If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment we need in a timely manner and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers.  These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition.  A limited number of vendors of key technologies can lead to less product innovation and higher costs.  For these reasons, we generally endeavor to establish alternative vendors for materials we consider critical, but may not be able to establish these relationships or be able to obtain required materials on favorable terms.

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

Our high-speed Internet customers utilize our network to access the Internet and, as a consequence, we or they may become victim to common malicious and abusive Internet activities, such as peer-to-peer file sharing, unsolicited mass advertising (i.e., “spam”) and dissemination of viruses, worms, and other destructive or disruptive software.  These activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers, and damage to our or our customers' equipment and data.  Significant incidents could lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to service our customers and protect our network.  Any significant loss of high-speed Internet customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations.

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

For tax purposes, there is a risk that we will experience a deemed ownership change resulting in a material limitation on our future ability to use a substantial amount of our existing net operating loss carryforwards, and future transactions and the timing of such transactions could cause a deemed ownership change for U.S. federal income tax purposes.

As of December 31, 2007, we have approximately $7.9 billion of federal tax net operating losses, resulting in a gross deferred tax asset of approximately $2.8 billion, expiring in the years 2008 through 2027.  In addition, we also have state tax net operating losses, resulting in a gross deferred tax asset of approximately $358 million, generally expiring in years 2008 through 2027.  Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for deferred benefits available to offset certain deferred tax liabilities.  Currently, such tax net operating losses can accumulate and be used to offset most of our future taxable income.  However, an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant annual limitations on the use of such net operating losses to offset future taxable income we may generate.  Although we have instituted a Rights Plan designed with the goal of attempting to prevent an ownership change, we cannot provide any assurance that the Rights Plan will actually prevent an ownership change from occurring.  A limitation on our ability to use our net operating losses, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income.

Future transactions and the timing of such transactions could cause an ownership change for income tax purposes. Such transactions may include additional issuances of common stock by us (including but not limited to issuances upon future conversion of our 5.875% and 6.50% convertible senior notes), the return to us of the borrowed shares loaned by us in connection with the issuance of the 5.875% and 6.50% convertible senior notes, or acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or may accumulate in the future five percent or more of our outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into Charter’s Class B common stock).  Many of the foregoing transactions, including whether Mr. Allen exchanges his Charter Holdco units, are beyond our control.

The failure to maintain a minimum share price of $1.00 per share of Class A common stock could result in delisting of our shares on the NASDAQ Global Select Market, which would harm the market price of Charter’s Class A common stock.

In order to retain our listing on the NASDAQ Global Select Market we are required to maintain a minimum bid price of $1.00 per share. Although, as of February 25, 2008, the trading price of Charter’s Class A common stock was $1.06 per share, our stock has traded near or below this $1.00 minimum in the recent past. If the bid price falls below the $1.00 minimum for more than 30 consecutive trading days, we will have 180 days to satisfy the $1.00 minimum bid price for a period of at least 10 trading days. If we are unable to take action to increase the bid price per share (either by reverse stock split or otherwise), we could be subject to delisting from the NASDAQ Global Select Market.

The failure to maintain our listing on the NASDAQ Global Select Market would harm the liquidity of Charter’s Class A common stock and would have adverse effect on the market price of our common stock. If the stock were to trade it would likely trade on the OTC “pink sheets,” which provide significantly less liquidity than does NASDAQ. As a result, the liquidity of our common stock would be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts’ and news media’s coverage, and lower prices for our common stock than might otherwise be attained. In addition, our common stock would become subject to the low-priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities.

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

Mr. Allen controls the majority of our stockholder votes and may have interests that conflict with the interests of the other holders of Charter’s Class A common stock.

Mr. Allen has the ability to control us.  Through his control, as of December 31, 2007, of approximately 91% of the voting power of our capital stock, Mr. Allen is entitled to elect all but one of Charter’s board members and has the voting power to elect the remaining board member as well.  Mr. Allen thus has the ability to control fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of all of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets.

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

Mr. Allen's control over our management and affairs could create conflicts of interest if he is faced with decisions that could have different implications for him, us and the other holders of Charter’s Class A common stock.  For example, if Mr. Allen were to elect to exchange his Charter Holdco membership units for Charter’s Class B common stock pursuant to our existing exchange agreement with him, such a transaction would result in an ownership change for income tax purposes, as discussed above.  See “— For tax purposes, there is significant risk that we will experience a deemed ownership change resulting in a material limitation on the use of a substantial amount of our existing net operating loss carryforwards.”  Further, Mr. Allen could effectively cause us to enter into contracts with another entity in which he owns an interest, or to decline a transaction into which he (or another entity in which he owns an interest) ultimately enters.

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

Mr. Allen is Chairman of Charter’s board of directors and provides strategic guidance and other services to us.  If we were to lose his services, our growth, financial condition, and results of operations could be adversely impacted.

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

Regulation of the cable industry has increased cable operators' operational and administrative expenses and limited their revenues.  Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;
•	rules and regulations relating to subscriber privacy;
•	limited rate regulation;
•	rules governing the copyright royalties that must be paid for retransmitting broadcast signals;
•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain consent to carry a broadcast station;
•	requirements governing the provision of channel capacity to unaffiliated commercial leased access programmers;
•	rules limiting our ability to enter into exclusive agreements with multiple dwelling unit complexes and control our inside wiring;
•	rules and regulations relating to provision of voice communications;
•	rules for franchise renewals and transfers; and
•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards, and customer service requirements.

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals.  There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of our cable systems, which may compound the regulatory risks we already face.  Certain states and localities are considering new cable and telecommunications taxes that could increase operating expenses.

Our cable system franchises are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect our business.

Our cable systems generally operate pursuant to franchises, permits, and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way.  Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance.  In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations.  Franchises are generally granted for fixed terms and must be periodically renewed.  Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate.  Franchise authorities often demand concessions or other commitments as a condition to renewal.  In some instances, local franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a franchise while negotiating renewal terms with the local franchising authorities.  Approximately 15% of our franchises, covering approximately 20% of our video customers, were expired as of December 31, 2007.  Approximately 7% of additional franchises, covering approximately an additional 8% of our video customers, will expire on or before December 31, 2008, if not renewed prior to expiration.

The traditional cable franchising regime is currently undergoing significant change as a result of various federal and state actions.  Some of the state franchising laws do not allow us to immediately opt into statewide franchising until (i) we have completed the term of the local franchise, in good standing, (ii) a competitor has entered the market, or (iii) in limited instances, where the local franchise allows the state franchise license to apply.  In many cases, state franchising laws, and their varying application to us and new video providers, will result in less franchise imposed requirements for our competitors who are new entrants than for us until we are able to opt into the applicable state franchise.

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

Our cable system franchises are non-exclusive. Accordingly, local and state franchising authorities can grant additional franchises and create competition in market areas where none existed previously, resulting in overbuilds, which could adversely affect results of operations.

Our cable system franchises are non-exclusive.  Consequently, local and state franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems.  In some cases, local government entities and municipal utilities may legally compete with us without obtaining a franchise from the local franchising authority.  In addition, certain telephone companies are seeking authority to operate in communities without first obtaining a local franchise.  As a result, competing operators may build systems in areas in which we hold franchises.

In a series of recent rulemakings, the FCC adopted new rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants.  At the same time, a substantial number of states recently have adopted new franchising laws.  Again, these new laws were principally designed to streamline entry for new competitors, and they often provide advantages for these new entrants that are not immediately available to existing operators.  As a result of these new franchising laws and regulations, we have seen an increase in the number of competitive cable franchises or operating certificates being issued, and we anticipate that trend to continue.

Local franchise authorities have the ability to impose additional regulatory constraints on our business, which could further increase our expenses.

In addition to the franchise agreement, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems.  This additional regulation increases the cost of operating our business.  We cannot assure you that the local franchising authorities will not impose new and more restrictive requirements.  Local franchising authorities who are certified to regulate rates in the communities where they operate generally have the power to reduce rates and order refunds on the rates charged for basic service and equipment.

Further regulation of the cable industry could cause us to delay or cancel service or programming enhancements, or impair our ability to raise rates to cover our increasing costs, resulting in increased losses.

Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities.  However, the FCC and Congress continue to be concerned that cable rate increases are exceeding inflation.  It is possible that either the FCC or Congress will further restrict the ability of cable system operators to implement rate increases.  Should this occur, it would impede our ability to raise our rates.  If we are unable to raise our rates in response to increasing costs, our losses would increase.

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

Pole attachments are cable wires that are attached to utility poles.  Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service.  The FCC previously determined that the lower cable rate was applicable to the mixed use of a pole attachment for the provision of both cable and Internet access services.  However, in late 2007, the FCC issued an NPRM, in which it “tentatively concludes” that this approach should be modified.  The change could affect the pole attachment rates we pay when we offer either data or voice services over our broadband facility.  Any changes in the FCC approach could result in a substantial increase in our pole attachment costs.

We may be required to provide access to our network to other Internet service providers which could significantly increase our competition and adversely affect our ability to provide new products and services.

A number of companies, including independent Internet service providers, have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable's broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities.  In a 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision making it less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities.  Notwithstanding Brand X, there has been continued advocacy by certain internet content providers and consumer groups for new federal laws or regulations to adopt so-called “net neutrality” principles limiting the ability of broadband network owners (like us) to manage and control their own networks.  The proposals might prevent network owners, for example, from charging bandwidth intensive content providers, such as certain online gaming, music, and video service providers, an additional fee to ensure quality delivery of the services to consumers.  If we were not allowed to manage our network as we believe best serves our customers, or were prohibited from charging heavy bandwidth intensive services a fee for expanding our network capacity or for use of our networks, we believe that it could impair our ability to provide high quality service to our customers or use our bandwidth in ways that would generate maximum revenues.  In April 2007, the FCC issued a notice of inquiry regarding the marketing practices of broadband providers as a precursor to considering the need for any FCC regulation of internet service providers.  In addition, legislative proposals have been introduced in Congress to mandate how providers manage their networks or to direct the FCC to conduct a study in that regard.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage.  We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals; local PEG programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system).  Under two recently released FCC orders, it appears that our carriage obligations regarding local broadcast programming and commercial leased access programming will increase substantially if these orders are not reversed in administrative reconsiderations or judicial appeals.  The FCC recently adopted a new transition plan addressing the cable industry’s broadcast carriage obligations once the broadcast industry migration from analog to digital transmission is completed in February 2009.  Under the FCC’s transition plan, most cable systems will be required to offer both an analog and digital version of local broadcast signals for three years after the digital transition date.  This burden could increase further if we are required to carry multiple programming streams included within a single digital broadcast transmission (multicast carriage) or if our broadcast carriage obligations are otherwise expanded.  The FCC also adopted new commercial leased access rules which dramatically reduce the rate we can charge for leasing this capacity and dramatically increase our associated administrative burdens.  These regulatory changes could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that would maximize our revenue potential.  It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer voice communications services over our broadband network and continue to develop and deploy VoIP services.  The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation.  The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses.  We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us.  The FCC has extended certain traditional telecommunications requirements, such as E911 and Universal Service requirements to many VoIP providers such as us.  Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers.  If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

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

Our subsidiaries generally lease space for business offices throughout our operating divisions. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located. Charter Holdco owns the real property and building for our principal executive offices.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce.  See “Item 1. Business – Our Network Technology.”  We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3.  Legal Proceedings.

Patent Litigation

Ronald A. Katz Technology Licensing, L.P. v. Charter Communications, Inc. et. al.  On September 5, 2006, Ronald A. Katz Technology Licensing, L.P. served a lawsuit on Charter and a group of other companies in the U. S. District Court for the District of Delaware alleging that Charter and the other defendants have infringed its interactive telephone patents.  Charter denied the allegations raised in the complaint.  On March 20, 2007, the Judicial Panel on Multi-District Litigation transferred this case, along with 24 others, to the U.S. District Court for the Central District of California for coordinated and consolidated pretrial proceedings.  Discovery is now proceeding.  Charter is vigorously contesting this matter.

Rembrandt Technologies, LP v. Charter Communications et al. (Rembrandt I) On June 6, 2006, Rembrandt Technologies, LP sued Charter and several other cable companies in the U.S. District Court for the Eastern District of Texas, alleging patent infringement.  Rembrandt's complaint alleges that each defendant's high speed data service infringes three patents owned by Rembrandt.  Charter has denied Rembrandt’s allegations.

Rembrandt Technologies, LP v. Charter Communications, Inc. et al. (Rembrandt II) On November 30, 2006, Rembrandt Technologies, LP again filed suit against Charter and another cable company in the U.S. District Court for the Eastern District of Texas, alleging patent infringement of an additional five patents allegedly related to high-speed Internet over cable. Charter has denied Rembrandt’s allegations.

On June 18, 2007, the Rembrandt I and Rembrandt II cases were combined in a multi-district litigation proceeding in the U.S. District Court for the District of Delaware to conduct pre-trial proceedings before sending the cases back to the U.S. District Court for the Eastern District of Texas for trial, if necessary.  Charter is vigorously contesting both Rembrandt I and Rembrandt II.  On November 21, 2007, certain vendors of the equipment that is the subject of Rembrandt I and Rembrandt II cases filed a declaratory judgment against Rembrandt seeking a declaration of non-infringement and invalidity on all but one of the patents at issue in those cases.  On January 16, 2008 Rembrandt filed an answer in that case and a third party counterclaim against Charter and the other MSOs for infringement of all but one of the patents already at issue in Rembrandt I and Rembrandt II.  On February 7, 2008, Charter filed an answer to Rembrandt’s counterclaims and added a counter-counterclaim against Rembrandt for a declaration of non-infringement on the remaining patent.

Verizon Services Corp. et al. v. Charter Communications, Inc. et al.  On February 5, 2008, four Verizon entities sued Charter Communications, Inc. and two other Charter subsidiaries in the U.S. District Court for the Eastern District of Texas, alleging that the provision of telephone service by Charter infringes eight patents owned by the Verizon entities. Charter was served with the complaint on February 6, 2008 and intends to vigorously defend against this lawsuit.

We are also a defendant or co-defendant in several other unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses.  Other industry participants are also defendants in certain of these cases, and, in many cases including those described above, we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions.

In the event that a court ultimately determines that we infringe on any intellectual property rights, we may be subject to substantial damages and/or an injunction that could require us or our vendors to modify certain products and services we offer to our subscribers, as well as negotiate royalty or license agreements with respect to the patents at issue.  While we believe the lawsuits are without merit and intend to defend the actions vigorously, all of these patent lawsuits could be material to our consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to our consolidated financial condition, results of operations, or liquidity.

Other Proceedings

We also are party to other lawsuits and claims that arise in the ordinary course of conducting our business.  The ultimate outcome of these other legal matters pending against us or our subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity, such lawsuits could have in the aggregate a material adverse effect on our consolidated financial condition, results of operations, or liquidity.  Whether or not we ultimately prevail in any particular lawsuit or claim, litigation can be time consuming and costly and injure our reputation.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(A)	Market Information

Charter’s Class A common stock is quoted on the NASDAQ Global Select Market under the symbol “CHTR.”  The following table sets forth, for the periods indicated, the range of high and low last reported sale price per share of Class A common stock on the NASDAQ Global Select Market.  There is no established trading market for Charter’s Class B common stock.

Class A Common Stock

	High	Low
2006
First quarter	$1.25	$0.94
Second quarter	1.38	1.03
Third quarter	1.56	1.11
Fourth quarter	3.36	1.47
2007
First quarter	$3.52	$2.75
Second quarter	4.16	2.70
Third quarter	4.80	2.41
Fourth quarter	2.94	1.14

(B)	Holders

As of December 31, 2007, there were 3,587 holders of record of Charter’s Class A common stock, one holder of Charter’s Class B common stock, and 4 holders of record of our Series A Convertible Redeemable Preferred Stock.

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

(D)  Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2007 with respect to equity compensation plans:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	for Future Issuance
	Options, Warrants	Outstanding Options,	Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	25,681,561 (1)	$ 4.02	22,759,689
Equity compensation plans not approved by security holders	289,268 (2)	$ 3.91	--

TOTAL	25,970,829	$ 4.02	22,759,689

(1)
This total does not include 4,112,375 shares issued pursuant to restricted stock grants made under our 2001 Stock Incentive Plan, which were or are subject to vesting based on continued employment or 28,008,985 performance shares issued under our LTIP plan, which are subject to vesting based on continued employment and Charter’s achievement of certain performance criteria.

(2)	Includes shares of Charter’s Class A common stock to be issued upon exercise of options granted pursuant to an individual compensation agreement with a consultant.

For information regarding securities issued under our equity compensation plans, see Note 21 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(E)  Performance Graph

The graph below shows the cumulative total return on Charter’s Class A common stock for the period from December 31, 2002 through December 31, 2007, in comparison to the cumulative total return on Standard & Poor’s 500 Index and a peer group consisting of the national cable operators that are most comparable to us in terms of size and nature of operations. The Company’s old peer group consists of Cablevision Systems Corporation, Comcast Corporation, Insight Communications, Inc. (through third quarter 2005) and Mediacom Communications Corp., and the new peer group consists of the same companies plus Time Warner Cable, Inc. beginning in 2007.  The results shown assume that $100 was invested on December 31, 2002 and that all dividends were reinvested. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of Charter’s Class A common stock.

This Performance Graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(F) Recent Sales of Unregistered Securities

During 2007, there were no unregistered sales of securities of the registrant other than those previously reported on a Form 10-Q or Form 8-K.

Item 6.  Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions, except share data):

	Charter Communications, Inc.
	Year Ended December 31, (a)
	2007	2006	2005	2004	2003

Statement of Operations Data:
Revenues	$6,002	$5,504	$5,033	$4,760	$4,616
Operating income (loss) from continuing operations	$548	$367	$304	$(1,942)	$484
Interest expense, net	$(1,851)	$(1,877)	$(1,818)	$(1,669)	$(1,557)
Loss from continuing operations before income taxes and cumulative effect of accounting change	$(1,407)	$(1,399)	$(891)	$(3,575)	$(363)
Net loss applicable to common stock	$(1,616)	$(1,370)	$(970)	$(4,345)	$(242)
Basic and diluted loss from continuing operations before cumulative effect of accounting change per common share	$(4.39)	$(4.78)	$(3.24)	$(11.47)	$(0.83)
Basic and diluted loss per common share	$(4.39)	$(4.13)	$(3.13)	$(14.47)	$(0.82)

Weighted-average shares outstanding, basic and diluted	368,240,608	331,941,788	310,209,047	300,341,877	294,647,519

Balance Sheet Data (end of period):
Investment in cable properties	$14,045	$14,440	$15,666	$16,167	$20,694
Total assets	$14,666	$15,100	$16,431	$17,673	$21,364
Long-term debt	$19,908	$19,062	$19,388	$19,464	$18,647
Note payable – related party	$65	$57	$49	$--	$--
Minority interest (b)	$199	$192	$188	$648	$689
Preferred stock — redeemable	$5	$4	$4	$55	$55
Shareholders’ deficit	$(7,892)	$(6,219)	$(4,920)	$(4,406)	$(175)

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

(b)
Minority interest represents preferred membership interests in our indirect subsidiary, CC VIII, and since June 6, 2003, the pro rata share of the profits and losses of CC VIII. This preferred membership interest arises from approximately $630 million of preferred membership units issued by CC VIII in connection with an acquisition in February 2000.  Our 70% interest in the 24,273,943 Class A preferred membership units (collectively, the "CC VIII interest") is held by CCH I.  See Notes 11 and 23 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.” Reported losses allocated to minority interest on the statement of operations are limited to the extent of any remaining minority interest on the balance sheet related to Charter Holdco.  Because minority interest in Charter Holdco was substantially eliminated at December 31, 2003, beginning in 2004, Charter began to absorb substantially all losses before income taxes that otherwise would have been allocated to minority interest.  Under our existing capital structure, Charter will continue to absorb all future losses for generally accepted accounting principals (“GAAP”) purposes.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of Charter Communications, Inc. and subsidiaries as of and for the years ended December 31, 2007, 2006, and 2005.

Overview

Charter is a broadband communications company operating in the United States, with approximately 5.6 million customers at December 31, 2007.  Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (analog and digital, which we refer to as "video" service), high-speed Internet access, and telephone services, as well as, advanced broadband services (such as OnDemand, high definition television service and DVR).  See "Item 1. Business — Products and Services" for further description of these terms, including "customers."

Approximately 89% and 88% of our revenues for each of the years ended December 31, 2007 and 2006, respectively, are attributable to monthly subscription fees charged to customers for our video, high-speed Internet, telephone, and commercial services provided by our cable systems.  Generally, these customer subscriptions may be discontinued by the customer at any time.  The remaining 11% and 12% of revenue is derived primarily from advertising revenues, franchise fee revenues (which are collected by us but then paid to local franchising authorities), pay-per-view and OnDemand programming (where users are charged a fee for individual programs viewed), installation or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services.

The cable industry's and our most significant competitive challenges stem from DBS providers and DSL service providers.  In addition, telephone companies either offer or are making upgrades of their networks that will allow them to offer services that provide features and functions similar to our video, high-speed Internet, and telephone services, and they also offer them in bundles similar to ours.  See "Item 1. Business — Competition.''  We believe that competition from DBS and telephone companies has resulted in net video customer losses.  In addition, we face increasingly limited opportunities to expand our customer base now that approximately 56% of our video customers subscribe to our digital video service.  These factors have contributed to decreased growth rates for digital video customers.  Similarly, competition from DSL providers along with increasing penetration of high-speed Internet service in homes with computers has resulted in decreased growth rates for high-speed Internet customers.  In the recent past, we have grown revenues by offsetting video customer losses with price increases and sales of incremental services such as high-speed Internet, OnDemand, DVR, high definition television, and telephone.  We expect to continue to grow revenues through price increases and high-speed Internet upgrades, increases in the number of our customers who purchase bundled services including high-speed Internet and telephone, and through sales of incremental video services including wireless networking, high definition television, OnDemand, and DVR service.  In addition, we expect to increase revenues by expanding the sales of our services to our commercial customers.  However, we cannot assure you that we will be able to grow revenues at historical rates, if at all.

Our expenses primarily consist of operating costs, selling, general and administrative expenses, depreciation and amortization expense and interest expense.  Operating costs primarily include programming costs, the cost of our workforce, cable service related expenses, advertising sales costs and franchise fees.  Selling, general and administrative expenses primarily include salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense, and property taxes.  We are attempting to control our costs of operations by maintaining strict controls on expenses.  More specifically, we are focused on managing our cost structure by improving workforce productivity, and leveraging our growth, and increasing the effectiveness of our purchasing activities.

Our operating income from continuing operations increased to $548 million for the year ended December 31, 2007 from $367 million for the year ended December 31, 2006 and $304 million for the year ended December 31, 2005.  We had positive operating margins (defined as operating income from continuing operations divided by revenues) of

9%, 7%, and 6% for the years ended December 31, 2007, 2006, and 2005, respectively.  The improvement in operating income from continuing operations and operating margin for the years ended December 31, 2007, 2006, and 2005 is principally due to an increase in revenue over expenses as a result of increased customers for high-speed Internet, digital video, and telephone customers, as well as overall rate increases.

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

Beginning in 2004 and continuing through 2007, we sold several cable systems to divest geographically non-strategic assets and allow for more efficient operations, while also reducing debt or increasing our liquidity.  In 2005, 2006, and 2007, we closed the sale of certain cable systems representing a total of approximately 33,000, 390,300, and 85,100 video customers, respectively.  As a result of these sales we have improved our geographic footprint by reducing our number of headends, increasing the number of customers per headend, and reducing the number of states in which the majority of our customers reside.  We have also made certain geographically strategic acquisitions in 2006 and 2007 adding 17,600 and 25,500 video customers, respectively.

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

In addition, there are other items within our financial statements that require estimates or judgment but are not deemed critical, such as the allowance for doubtful accounts, but changes in estimates or judgment in these other items could also have a material impact on our financial statements.

Capitalization of labor and overhead costs.  The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, rebuilding, and upgrading our cable network.  As of December 31, 2007 and 2006, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $5.1 billion (representing 35% of total assets) and $5.2 billion (representing 35% of total assets), respectively.  Total capital expenditures for the years ended December 31, 2007, 2006, and 2005 were approximately $1.2 billion, $1.1 billion, and $1.1 billion, respectively.

Costs associated with network construction, initial customer installations (including initial installations of new or advanced services), installation refurbishments, and the addition of network equipment necessary to provide new or advanced services, are capitalized.  While our capitalization is based on specific activities, once capitalized, we track these costs by fixed asset category at the cable system level, and not on a specific asset basis.  For assets that are sold or retired, we remove the estimated applicable cost and accumulated depreciation.  Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs (“overhead”).  These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service, and consist of compensation and overhead costs associated with these support functions.  The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred.  As our product offerings mature and our reconnect activity increases, our capitalizable installations will continue to decrease and therefore our service expenses will increase.  Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

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

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future.  We monitor the appropriateness of our capitalization policies, and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies.  We capitalized internal direct labor and overhead of $194 million, $204 million, and $190 million, respectively, for the years ended December 31, 2007, 2006, and 2005.

Useful lives of property, plant and equipment.  We evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, based on annual analyses of such useful lives, and revise such lives to the extent warranted by changing facts and circumstances.  Any changes in estimated useful lives as a result of these analyses are reflected prospectively beginning in the period in which the study is completed.  Our analysis completed in the fourth quarter of 2007 indicated changes in the useful lives of certain of our property, plant, and equipment based on technological changes in our plant.  As a result, we expect depreciation expense to decrease in 2008 by approximately $80 million.  The impact of such changes to our results in 2007 was not material.  The effect of a one-year decrease in the average remaining useful life of our property, plant and equipment would be an increase in depreciation expense for the year ended December 31, 2007 of approximately $295 million.  The effect of a one-year increase in the weighted average useful life of our property, plant and equipment would be a decrease in depreciation expense for the year ended December 31, 2007 of approximately $152 million.

Depreciation expense related to property, plant and equipment totaled $1.3 billion, $1.3 billion, and $1.4 billion, representing approximately 24%, 26%, and 30% of costs and expenses for the years ended December 31, 2007,

2006, and 2005, respectively.  Depreciation is recorded using the straight-line composite method over management’s estimate of the estimated useful lives of the related assets as listed below:

Cable distribution systems………………………………...	7-20 years
Customer equipment and installations…………………...	3-5 years
Vehicles and equipment…………………………………...	1-5 years
Buildings and leasehold improvements………………….	5-15 years
Furniture, fixtures and equipment….……………………..	5 years

Impairment of property, plant and equipment, franchises and goodwill.  As discussed above, the net carrying value of our property, plant and equipment is significant.  We also have recorded a significant amount of cost related to franchises, pursuant to which we are granted the right to operate our cable distribution network throughout our service areas.  The net carrying value of franchises as of December 31, 2007 and 2006 was approximately $8.9 billion (representing 61% of total assets) and $9.2 billion (representing 61% of total assets), respectively.  Furthermore, our noncurrent assets include approximately $67 million of goodwill.

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.  SFAS No. 142 requires that franchise intangible assets that meet specified indefinite-life criteria no longer be amortized against earnings, but instead must be tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances.  In determining whether our franchises have an indefinite-life, we considered the likelihood of franchise renewals, the expected costs of franchise renewals, and the technological state of the associated cable systems, with a view to whether or not we are in compliance with any technology upgrading requirements specified in a franchise agreement.  We have concluded that as of December 31, 2007, 2006, and 2005 substantially all of our franchises qualify for indefinite-life treatment under SFAS No. 142.  Costs associated with franchise renewals are amortized on a straight-line basis over 10 years, which represents management’s best estimate of the average term of the franchises.  Franchise amortization expense was $3 million, $2 million, and $4 million for the years ended December 31, 2007, 2006, and 2005, respectively.  We expect that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, and other relevant factors.  Our goodwill is also deemed to have an indefinite life under SFAS No. 142.

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, requires that we evaluate the recoverability of our property, plant and equipment and amortizing franchise assets upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable.  Such events or changes in circumstances could include such factors as the impairment of our indefinite-life franchises under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions, or a deterioration of current or expected future operating results.  Under SFAS No. 144, a long-lived asset is deemed impaired when the carrying amount of the asset exceeds the projected undiscounted future cash flows associated with the asset.  No impairments of long-lived assets to be held and used were recorded in the years ended December 31, 2007, 2006, and 2005.  However, approximately $56 million, $159 million, and $39 million of impairment on assets held for sale were recorded for the years ended December 31, 2007, 2006, and 2005, respectively.  We are also required to evaluate the recoverability of our indefinite-life franchises, as well as goodwill, on an annual basis or more frequently as deemed necessary.

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

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services (service marketing rights).  Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts.  The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated customer churn) and the new services added to those customers in future periods.  The sum of the present value of the franchises’ after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise.

Customer relationships, for valuation purposes, represent the value of the business relationship with our existing customers (less the anticipated customer churn), and are calculated by projecting future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers.  The present value of these after-tax cash flows yields the fair value of the customer relationships.  Substantially all our acquisitions occurred prior to January 1, 2002.  We did not record any value associated with the customer relationship intangibles related to those acquisitions.  For acquisitions subsequent to January 1, 2002, we did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

Our impairment assessment as of October 1, 2007 did not indicate impairment; however upon completion of our 2008 budgeting process in December 2007, we determined that a triggering event requiring a reassessment of franchise values had occurred.  Largely driven by increased competition being experienced by us and our peers, we lowered our projected revenue and expense growth rates and increased our projected capital expenditures, and accordingly revised our estimates of future cash flows as compared to those used in prior valuations.  See “Item 1. Business — Competition.”  As a result, we recorded $178 million of impairment for the year ended December 31, 2007.

The valuations completed at October 1, 2006 and 2005 showed franchise values in excess of book value, and thus resulted in no impairments.

The valuations used in our impairment assessments involve numerous assumptions as noted above.  While economic conditions, applicable at the time of the valuation, indicate the combination of assumptions utilized in the valuations are reasonable, as market conditions change so will the assumptions, with a resulting impact on the valuation and consequently the potential impairment charge.  At December 31, 2007, a 10% and 5% decline in the estimated fair value of our franchise assets in each of our asset groupings would have increased our impairment charge by approximately $840 million and $390 million, respectively.  A 10% and 5% increase in the estimated fair value of our franchise assets in each of our asset groupings would have reduced our impairment charge by approximately $178 million and $90 million, respectively.

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

The LLC Agreement provides for certain special allocations of net tax profits and net tax losses (such net tax profits and net tax losses being determined under the applicable federal income tax rules for determining capital accounts).  Under the LLC Agreement, through the end of 2003, net tax losses of Charter Holdco that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common units were allocated instead to membership units held by Vulcan Cable and CII (the “Special Loss Allocations”) to the extent of their respective capital account balances.  After 2003, under the LLC Agreement, net tax losses of Charter Holdco were allocated to Charter, Vulcan Cable and CII based generally on their respective percentage ownership of outstanding common units to the extent of their respective capital account balances.  Allocations of net tax losses in excess of the members’ aggregate capital account balances are allocated under the rules governing Regulatory Allocations, as described below. Subject to the Curative Allocation Provisions described below, the LLC Agreement further provides that, beginning at the time Charter Holdco generates net tax profits, the net tax profits that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common membership units, will instead generally be allocated to Vulcan Cable and CII (the “Special Profit Allocations”).  The Special Profit Allocations to Vulcan Cable and CII will generally continue until the cumulative amount of the Special Profit Allocations offsets the cumulative amount of the Special Loss Allocations.  The amount and timing of the Special Profit Allocations are subject to the potential application of, and interaction with, the Curative Allocation Provisions described in the following paragraph.  The LLC Agreement generally provides that any additional net tax profits are to be allocated among the members of Charter Holdco based generally on their respective percentage ownership of Charter Holdco common membership units.

Because the respective capital account balances of each of Vulcan Cable and CII were reduced to zero by December 31, 2002, certain net tax losses of Charter Holdco that were to be allocated for 2002, 2003, 2004 and 2005, to Vulcan Cable and CII, instead have been allocated to Charter (the “Regulatory Allocations”).  As a result of the allocation of net tax losses to Charter in 2005, Charter’s capital account balance was reduced to zero during 2005.  The LLC Agreement provides that once the capital account balances of all members have been reduced to zero, net tax losses are to be allocated to Charter, Vulcan Cable and CII based generally on their respective percentage ownership of outstanding common units. Such allocations are also considered to be Regulatory Allocations.  The LLC Agreement further provides that, to the extent possible, the effect of the Regulatory Allocations is to be offset over time pursuant to certain curative allocation provisions (the “Curative Allocation Provisions”) so that, after certain offsetting adjustments are made, each member’s capital account balance is equal to the capital account balance such member would have had if the Regulatory Allocations had not been part of the LLC Agreement.  The cumulative amount of the actual tax losses allocated to Charter as a result of the Regulatory Allocations in excess of the amount of tax losses that would have been allocated to Charter had the Regulatory Allocations not been part of the LLC Agreement through the year ended December 31, 2007 is approximately $4.1 billion.

As a result of the Special Loss Allocations and the Regulatory Allocations referred to above (and their interaction with the allocations related to assets contributed to Charter Holdco with differences between book and tax basis), the cumulative amount of losses of Charter Holdco allocated to Vulcan Cable and CII is in excess of the amount that would have been allocated to such entities if the losses of Charter Holdco had been allocated among its members in proportion to their respective percentage ownership of Charter Holdco common membership units.  The cumulative amount of such excess losses was approximately $1.0 billion through December 31, 2007.

In certain situations, the Special Loss Allocations, Special Profit Allocations, Regulatory Allocations, and Curative Allocation Provisions described above could result in Charter paying taxes in an amount that is more or less than if Charter Holdco had allocated net tax profits and net tax losses among its members based generally on the number of common membership units owned by such members.  This could occur due to differences in (i) the character of the allocated income (e.g., ordinary versus capital), (ii) the allocated amount and timing of tax depreciation and tax amortization expense due to the application of section 704(c) under the Internal Revenue Code, (iii) the potential interaction between the Special Profit Allocations and the Curative Allocation Provisions, (iv) the amount and timing of alternative minimum taxes paid by Charter, if any, (v) the apportionment of the allocated income or loss among the states in which Charter Holdco does business, and (vi) future federal and state tax laws.  Further, in the event of new capital contributions to Charter Holdco, it is possible that the tax effects of the Special Profit Allocations, Special Loss Allocations, Regulatory Allocations and Curative Allocation Provisions will change significantly pursuant to the provisions of the income tax regulations or the terms of a contribution agreement with respect to such contributions. Such change could defer the actual tax benefits to be derived by Charter with respect to the net tax losses allocated to it or accelerate the actual taxable income to Charter with respect to the net tax profits allocated to it.  As a result, it is possible under certain circumstances that Charter could receive future allocations of taxable income in excess of its currently allocated tax deductions and available tax loss carryforwards. The ability to utilize net operating loss carryforwards is potentially subject to certain limitations as discussed below.

In addition, under their exchange agreement with Charter, Vulcan Cable and CII have the right at any time to exchange some or all of their membership units in Charter Holdco for Charter’s Class B common stock, be merged with Charter in exchange for Charter’s Class B common stock, or be acquired by Charter in a non-taxable reorganization in exchange for Charter’s Class B common stock.  If such an exchange were to take place prior to the date that the Special Profit Allocation provisions had fully offset the Special Loss Allocations, Vulcan Cable and CII could elect to cause Charter Holdco to make the remaining Special Profit Allocations to Vulcan Cable and CII immediately prior to the consummation of the exchange.  In the event Vulcan Cable and CII choose not to make such election or to the extent such allocations are not possible, Charter would then be allocated tax profits attributable to the membership units received in such exchange pursuant to the Special Profit Allocation provisions.

Mr. Allen has generally agreed to reimburse Charter for any incremental income taxes that Charter would owe as a result of such an exchange and any resulting future Special Profit Allocations to Charter.  The ability of Charter to utilize net operating loss carryforwards is potentially subject to certain limitations (see “Risk Factors — For tax purposes, there is a risk that we will experience a deemed ownership change resulting in a material limitation on our future ability to use a substantial amount of our existing net operating loss carryforwards, our future transactions, and the timing of such transactions could cause a deemed ownership change for U.S. federal income tax purposes”).  If Charter were to become subject to such limitations (whether as a result of an exchange described above or otherwise), and as a result were to owe taxes resulting from the Special Profit Allocations, then Mr. Allen may not be obligated to reimburse Charter for such income taxes.  Further, Mr. Allen’s obligation to reimburse Charter for taxes attributable to the Special Profit Allocation to Charter ceases upon a subsequent change of control of Charter.

As of December 31, 2007 and 2006, we have recorded net deferred income tax liabilities of $665 million and $514 million, respectively.  As part of our net liability, on December 31, 2007 and 2006, we had deferred tax assets of $5.1 billion and $4.6 billion, respectively, which primarily relate to financial and tax losses allocated to Charter from Charter Holdco.  We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  Given the uncertainty surrounding our ability to utilize our deferred tax assets, these items have been offset with a corresponding valuation allowance of $4.8 billion and $4.2 billion at December 31, 2007 and 2006, respectively.

Charter and Charter Holdco are currently under examination by the Internal Revenue Service for the tax years ending December 31, 2004 and 2005.  Management does not expect the results of these examinations to have a material adverse effect on our consolidated financial condition or results of operations.

Litigation. Legal contingencies have a high degree of uncertainty.  When a loss from a contingency becomes estimable and probable, a reserve is established.  The reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised as facts and circumstances change.  A reserve is released when a matter is ultimately brought to closure.  We have established reserves for certain matters.  If any of these matters are resolved unfavorably, resulting in payment obligations in excess of management's best estimate of the outcome, such resolution could have a material adverse effect on our consolidated financial condition, results of operations, or our liquidity.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions, except share data):

	Year Ended December 31,
	2007		2006		2005

Revenues	$6,002	100%	$5,504	100%	$5,033	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,620	44%	2,438	44%	2,203	44%
Selling, general and administrative	1,289	21%	1,165	21%	1,012	20%
Depreciation and amortization	1,328	22%	1,354	25%	1,443	29%
Impairment of franchises	178	3%	--	--	--	--
Asset impairment charges	56	1%	159	3%	39	1%
Other operating (income) expenses, net	(17)	--	21	--	32	--

	5,454	91%	5,137	93%	4,729	94%

Operating income from continuing operations	548	9%	367	7%	304	6%

Interest expense, net	(1,851)		(1,877)		(1,818)
Change in value of derivatives	52		(4)		79
Gain (loss) on extinguishment of debt and preferred stock	(148)		101		521
Other income (expense), net	(8)		14		23

Loss from continuing operations, before income tax expense	(1,407)		(1,399)		(891)
Income tax expense	(209)		(187)		(112)

Loss from continuing operations	(1, 616)		(1,586)		(1,003)
Income from discontinued operations, net of tax	--		216		36

Net loss	(1,616)		(1,370)		(967)
Dividends on preferred stock – redeemable	--		--		(3)

Net loss applicable to common stock	$(1,616)		$(1,370)		$(970)

Loss per common share, basic and diluted:
Loss from continuing operations	$(4.39)		$(4.78)		$(3.24)
Net loss	$(4.39)		$(4.13)		$(3.13)

Weighted average common shares outstanding	368,240,608		331,941,788		310,209,047

Revenues.  Average monthly revenue per video customer, measured on an annual basis, has increased from $74 in 2005 to $82 in 2006 and $93 in 2007.  Average monthly revenue per video customer represents total annual revenue, divided by twelve, divided by the average number of video customers during the respective period.  Revenue growth in 2007 and 2006 primarily reflects increases in the number of customers, price increases, and incremental video revenues from OnDemand, DVR and high-definition television services.  Cable system sales, net of acquisitions, in 2005, 2006, and 2007 reduced the increase in revenues in 2007 as compared to 2006 by approximately $90 million and in 2006 as compared to 2005 by approximately $24 million.

Revenues by service offering were as follows (dollars in millions):

	Year Ended December 31,
	2007		2006		2005		2007 over 2006		2006 over 2005
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change	Change	% Change

Video	$3,392	56%	$3,349	61%	$3,248	65%	$43	1%	$101	3%
High-speed Internet	1,252	21%	1,051	19%	875	17%	201	19%	176	20%
Telephone	343	6%	135	2%	36	1%	208	154%	99	275%
Advertising sales	298	5%	319	6%	284	6%	(21)	(7%)	35	12%
Commercial	341	6%	305	6%	266	5%	36	12%	39	15%
Other	376	6%	345	6%	324	6%	31	9%	21	6%

	$6,002	100%	$5,504	100%	$5,033	100%	$498	9%	$471	9%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers.  Video customers decreased by 213,400 and 210,700 customers in 2007 and 2006, respectively, of which 97,100 in 2007 and 137,200 in 2006 was related to system sales, net of acquisitions.  Digital video customers increased by 112,000 and 127,800 customers in 2007 and 2006, respectively.  The increase in 2007 and 2006 was reduced by the sale, net of acquisitions, of 38,100 and 42,100 digital customers, respectively.  The increases in video revenues are attributable to the following (dollars in millions):

	2007 compared to 2006	2006 compared to 2005

Rate adjustments and incremental video services	$88	$102
Increase in digital video customers	59	58
Decrease in analog video customers	(41)	(34)
System sales, net of acquisitions	(63)	(25)

	$43	$101

High-speed Internet customers grew by 280,300 and 283,600 customers in 2007 and 2006, respectively.  The increase in 2007 and 2006 was reduced by system sales, net of acquisitions, of 8,800 and 20,900 high-speed Internet customers, respectively.  The increases in high-speed Internet revenues from our non-commercial customers are attributable to the following (dollars in millions):

	2007 compared to 2006	2006 compared to 2005

Increase in high-speed Internet customers	$150	$146
Rate adjustments and service upgrades	62	31
System sales, net of acquisitions	(11)	(1)

	$201	$176

Revenues from telephone services increased primarily as a result of an increase of 513,500 and 324,300 telephone customers in 2007 and 2006, respectively, of which 500 and 14,500, in 2007 and 2006, respectively, were related to acquisitions.  Approximately $6 million of the increase in 2006 telephone revenue compared to 2005 is related to an acquisition.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors.  In 2007, advertising sales revenues decreased primarily as a result of a decrease in national advertising sales, including political advertising, as a result of decreases in advertising sales revenues from programmers, and a decrease of $3 million as a result of system sales.  In 2006, advertising sales revenues increased primarily as a result of an increase in local and national advertising sales, including political advertising offset by a decrease of $1 million in 2006 as a result of system sales.  For the years ended December 31, 2007, 2006, and 2005, we received $13 million, $17 million, and $15 million, respectively, in advertising sales revenues from vendors.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues.  The increases were reduced by approximately $6 million in 2007 and $1 million in 2006 as a result of system sales.

Other revenues consist of franchise fees, equipment rental, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the years ended December 31, 2007, 2006, and 2005, franchise fees represented approximately 47%, 52%, and 54%, respectively, of total other revenues.  The increase in other revenues in 2007 was primarily the result of increases in universal service fund revenues, wire maintenance fees, and late payment fees.  In 2006, the increase in other revenues was primarily the result of increases in franchise fees as a result of increases in revenues upon which the fees apply, and increases in installation revenues.  The increases were reduced by approximately $7 million in 2007 and $2 million in 2006 as a result of system sales.

Operating expenses.  The increases in our operating expenses are attributable to the following (dollars in millions):

	2007 compared to 2006	2006 compared to 2005

Programming costs	$106	$143
Labor costs	49	32
Costs of providing high-speed Internet and telephone services	33	25
Maintenance costs	20	15
Other, net	23	27
System sales, net of acquisitions	(49)	(7)

	$182	$235

Programming costs were approximately $1.6 billion, $1.5 billion, and $1.4 billion, representing 60%, 61%, and 62% of total operating expenses for the years ended December 31, 2007, 2006, and 2005, respectively.  Programming costs consist primarily of costs paid to programmers for analog, premium, digital, OnDemand, and pay-per-view programming.  The increases in programming costs are primarily a result of contractual rate increases.  Programming costs were also offset by the amortization of payments received from programmers in support of launches of new channels of $22 million, $32 million, and $41 million in 2007, 2006, and 2005, respectively.  We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers, amounts paid for retransmission consent, and additional programming, including high-definition and OnDemand programming, being provided to our customers.

Labor costs increased due to an increase in headcount to support improved service levels and telephone deployment.

Selling, general and administrative expenses. The increases in selling, general and administrative expenses are attributable to the following (dollars in millions):

	2007 compared to 2006	2006 compared to 2005

Customer care costs	$62	$56
Marketing costs	58	38
Employee costs	24	32
Property and casualty costs	(7)	17
Other, net	2	14
System sales, net of acquisitions	(15)	(4)

	$124	$153

Depreciation and amortization. Depreciation and amortization expense decreased by $26 million and $89 million in 2007 and 2006, respectively.  During 2007, the decrease in depreciation was primarily the result of systems sales, certain assets becoming fully depreciated, and an $8 million decrease due to the impact of changes in the useful lives of certain assets.  During 2006, the decrease in depreciation was primarily the result of systems sales and certain assets becoming fully depreciated.

Impairment of franchises. Largely driven by increased competition being experienced by us and our peers, we lowered our projected revenue and expense growth rates and increased our projected capital expenditures, and accordingly revised our estimates of future cash flows as compared to those used in prior valuations.  As a result, we recorded $178 million of impairment for the year ended December 31, 2007.  The valuations completed at October 1, 2006 and 2005 showed franchise values in excess of book value, and thus resulted in no impairments.

Asset impairment charges. Asset impairment charges for the years ended December 31, 2007, 2006, and 2005 represent the write-down of assets related to cable asset sales to fair value less costs to sell.  See Note 4 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Other operating (income) expenses, net.  The decreases in other operating expenses, net are attributable to the following (dollars in millions):

	2007 compared to 2006	2006 compared to 2005

Increases (decreases) in losses on sales of assets	$(11)	$2
Hurricane asset retirement loss	--	(19)
Increases (decreases) in special charges, net	(27)	6

	$(38)	$(11)

For more information, see Note 18 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Interest expense, net.  Net interest expense decreased by $26 million in 2007 from 2006 and increased by $59 million in 2006 from 2005.  The decrease in net interest expense from 2006 to 2007 was a result of a decrease in our average borrowing rate from 9.5% in 2006 to 9.2% in 2007.  This was offset by an increase in average debt outstanding from $19.4 billion in 2006 to $19.6 billion in 2007.  The increase in net interest expense from 2005 to 2006 was a result of an increase in our average borrowing rate from 9.0% in 2005 to 9.5% in 2006, and an increase in average debt outstanding from $19.3 billion in 2005 to $19.4 billion in 2006.

Change in value of derivatives.  Certain provisions of our 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes and marked to fair value at the end of each reporting period.  Other derivatives are held to manage our interest costs and reduce our exposure to increases in floating interest rates.  Change in value of derivatives consists of the following for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005

Embedded derivatives from convertible senior notes	$98	$(10)	$29
Interest rate swaps	(46)	6	50

	$52	$(4)	$79

Gain (loss) on extinguishment of debt and preferred stock. Gain (loss) on extinguishment of debt and preferred stock consists of the following for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005

Charter Holdings debt exchanges	$(22)	$108	$500
Charter Operating credit facilities refinancing	(13)	(27)	--
Charter convertible note repurchases / exchanges	(113)	20	3
Charter preferred stock repurchase	--	--	23
CC V Holdings notes repurchase	--	--	(5)

	$(148)	$101	$521

For more information, see Notes 9 and 19 to the accompanying consolidated financial statements contained in “Item 8.  Financial Statements and Supplementary Data.”

Other income (expense), net.  The decreases in other income, net are attributable to the following (dollars in millions):

	2007 compared to 2006	2006 compared to 2005

Decreases in minority interest	(3)	(5)
Decreases in investment income	(16)	(6)
Other, net	(3)	2

	$(22)	$(9)

For more information, see Note 20 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Income tax expense. Income tax expense was recognized through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense, and increases in the deferred tax liabilities of certain of our subsidiaries.  Income tax expense increases were offset by decreases in the deferred tax liabilities to reflect the tax impact of certain divestitures and impairments for a net benefit of $15 million, $23 million, and $9 million in 2007, 2006, and 2005, respectively.

Income from discontinued operations, net of tax.  Income from discontinued operations, net of tax, increased in 2006 compared to 2005 due to a gain of $182 million (net of $18 million of tax recorded in the fourth quarter of 2006) recognized in 2006 on the sale of the West Virginia and Virginia systems.

Net loss. The impact to net loss in 2007, 2006, and 2005 of asset impairment charges, impairment of franchises, extinguishment of debt, and gain on discontinued operations, net of related tax effects, was to increase net loss by approximately $347 million, and decrease net loss by approximately $124 million, and $482 million, respectively.

Preferred stock dividends.  Preferred stock dividends represents dividends on Charter’s Series A Convertible Redeemable Preferred Stock at an annual rate of 7.75%.  In November 2005, we repurchased 508,546 shares of our Series A Convertible Redeemable Preferred Stock.  Following the repurchase, 36,713 shares of preferred stock remain outstanding.

Loss per common share. During 2007 and 2006, net loss per common share increased by $0.26, or 6%, and increased by $1.00, or 32%, respectively, as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Debt and Liquidity

We have significant amounts of debt.  As of December 31, 2007, the accreted value of our total debt was approximately $19.9 billion, as summarized below (dollars in millions):

	December 31, 2007
				Semi-Annual
	Principal	Accreted		Interest Payment	Maturity
	Amount	Value(a)		Dates	Date(b)
Charter Communications, Inc.:
5.875% convertible senior notes due 2009 (c)	$49	$49		5/16 & 11/16	11/16/09
6.50% convertible senior notes due 2027 (c)	479	353		4/1 & 10/1	10/1/27
Charter Holdings:
10.000% senior notes due 2009	88	88		4/1 & 10/1	4/1/09
10.750% senior notes due 2009	63	63		4/1 & 10/1	10/1/09
9.625% senior notes due 2009	37	37		5/15 & 11/15	11/15/09
10.250% senior notes due 2010	18	18		1/15 & 7/15	1/15/10
11.750% senior discount notes due 2010	16	16		1/15 & 7/15	1/15/10
11.125% senior notes due 2011	47	47		1/15 & 7/15	1/15/11
13.500% senior discount notes due 2011	60	60		1/15 & 7/15	1/15/11
9.920% senior discount notes due 2011	51	51		4/1 & 10/1	4/1/11
10.000% senior notes due 2011	69	69		5/15 & 11/15	5/15/11
11.750% senior discount notes due 2011	54	54		5/15 & 11/15	5/15/11
12.125% senior discount notes due 2012	75	75		1/15 & 7/15	1/15/12
CIH (a):
11.125% senior notes due 2014	151	151		1/15 & 7/15	1/15/14
13.500% senior discount notes due 2014	581	581		1/15 & 7/15	1/15/14
9.920% senior discount notes due 2014	471	471		4/1 & 10/1	4/1/14
10.000% senior notes due 2014	299	299		5/15 & 11/15	5/15/14
11.750% senior discount notes due 2014	815	815		5/15 & 11/15	5/15/14
12.125% senior discount notes due 2015	217	217		1/15 & 7/15	1/15/15
CCH I (a):
11.00% senior notes due 2015	3,987	4,083		4/1 & 10/1	10/1/15
CCH II (a):
10.250% senior notes due 2010	2,198	2,192		3/15 & 9/15	9/15/10
10.250% senior notes due 2013	250	260		4/1 & 10/1	10/1/13
CCO Holdings:
8 3/4% senior notes due 2013	800	795		5/15 & 11/15	11/15/13
Credit facility	350	350			9/6/14
Charter Operating:
8.000% senior second-lien notes due 2012	1,100	1,100		4/30 & 10/30	4/30/12
8 3/8% senior second-lien notes due 2014	770	770		4/30 & 10/30	4/30/14
Credit facility	6,844	6,844			varies

	$19,939	$19,908	(d)

(a)
The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, certain notes are recorded for financial reporting purposes at values different from the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due).  As of

December 31, 2007, the accreted value of our debt for legal purposes and notes indentures purposes was $19.9 billion.
(b)
In general, the obligors have the right to redeem all of the notes set forth in the above table (except with respect to the 5.875% convertible senior notes due 2009, the 6.50% convertible senior notes due 2027, the 10.000% Charter Holdings notes due 2009, the 10.75% Charter Holdings notes due 2009, and the 9.625% Charter Holdings notes due 2009) in whole or in part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest.  The 5.875% and 6.50% convertible senior notes are redeemable if the closing price of Charter’s Class A common stock exceeds the conversion price by certain percentages as described below.  For additional information see Note 9 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(c)
The 5.875% and 6.50% convertible senior notes are convertible at the option of the holders into shares of Class A common stock at a conversion rate, subject to certain adjustments, of 413.2231 and 293.3868 shares per $1,000 principal amount of notes, which is equivalent to a price of $2.42 and $3.41 per share, respectively.  Certain anti-dilutive provisions cause adjustments to occur automatically upon the occurrence of specified events.  Additionally, the conversion ratio may be adjusted by us under certain circumstances.  Each holder of 6.50% Convertible Notes will have the right to require us to purchase some or all of that holder’s 6.50% Convertible Notes for cash on October 1, 2012, October 1, 2017 and October 1, 2022 at a purchase price equal to 100% of the principal amount of the 6.50% Convertible Notes plus any accrued interest, if any, on the 6.50% Convertible Notes to but excluding the purchase date.

(d)
Not included within total long-term debt is the $65 million CCHC note, which is included in “note payable-related party” on our accompanying consolidated balance sheets.  See Note 10 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

In 2008, $65 million of our debt matures, and in 2009, an additional $302 million matures.  In 2010 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.  The following table summarizes our payment obligations as of December 31, 2007 under our long-term debt and certain other contractual obligations and commitments (dollars in millions).

	Payments by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations
Long-Term Debt Principal Payments (1)	$19,939	$65	$2,598	$2,066	$15,210
Long-Term Debt Interest Payments (2)	10,111	1,666	3,297	2,805	2,343
Payments on Interest Rate Instruments (3)	155	44	91	20	--
Capital and Operating Lease Obligations (4)	99	22	39	19	19
Programming Minimum Commitments (5)	1,020	331	418	215	56
Other (6)	475	374	99	2	--

Total	$31,799	$2,502	$6,542	$5,127	$17,628

(1)
The table presents maturities of long-term debt outstanding as of December 31, 2007.  Refer to Notes 9 and 24 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.  Does not include the $65 million CCHC accreting note which is included in note payable – related party.  If not redeemed prior to maturity in 2020, $380 million would be due under this note.

(2)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2007 and the average implied forward London Interbank Offering Rate (LIBOR) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2007.  Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(3)
Represents amounts we will be required to pay under our interest rate hedge agreements estimated using the average implied forward LIBOR applicable rates for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2007.

(4)
We lease certain facilities and equipment under noncancelable operating leases.  Leases and rental costs charged to expense for the years ended December 31, 2007, 2006, and 2005, were $23 million, $23 million, and $22 million, respectively.

(5)
We pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the accompanying statement of operations were approximately $1.6 billion, $1.5 billion, and $1.4 billion, for the years ended December 31, 2007, 2006, and 2005, respectively.  Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(6)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to our billing services vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below.  However, we incur these costs as part of our operations:

•
We rent utility poles used in our operations.  Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur.  Rent expense incurred for pole rental attachments for the years ended December 31, 2007, 2006, and 2005, was $47 million, $44 million, and $44 million, respectively.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year.  We also pay other franchise related costs, such as public education grants, under multi-year agreements.  Franchise fees and other franchise-related costs included in the accompanying statement of operations were $172 million, $175 million, and $165 million for the years ended December 31, 2007, 2006, and 2005, respectively.

•
We also have $136 million in letters of credit, primarily to our various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.  These letters of credit reduce the amount we may borrow under our credit facilities.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, proceeds from sales of assets, issuances of debt and equity securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the year ended December 31, 2007, we generated $327 million of net cash flows from operating activities after paying cash interest of $1.8 billion.  In addition, we used $1.2 billion for purchases of property, plant and equipment.  Finally, we had net cash flows from financing activities of $826 million.  We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the credit facilities of our subsidiaries, our access to the debt and equity markets, the timing of possible asset sales, and based on our ability to generate cash flows from operating activities.

We expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to meet our projected cash needs through the second or third quarter of 2009 and thereafter will not be sufficient to fund such needs.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including Charter Operating’s obtaining an unqualified audit opinion from our independent accountants.  Charter will therefore need to obtain additional sources of liquidity by early 2009.  Although we and our subsidiaries have been able to raise funds through issuances of debt in the past, we may not be able to access additional sources of liquidity on similar terms or pricing as those that are currently in place, or at all.  A continuation of the recent turmoil in the credit markets and the general economic downturn could adversely impact the terms and/or pricing when we need to raise additional liquidity.

Access to Capital

Our significant amount of debt could negatively affect our ability to access additional capital in the future.  Additionally, our ability to incur additional debt may be limited by the restrictive covenants in our indentures and credit facilities.  No assurances can be given that we will not experience liquidity problems if we do not obtain sufficient additional financing on a timely basis as our debt becomes due or because of adverse market conditions, increased competition, or other unfavorable events.  If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities, or through additional debt or equity financings, we would consider:

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

If the above strategies were not successful, we could be forced to restructure our obligations or seek protection under the bankruptcy laws.  In addition, if we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution, including potential loss of the entire value of their investment, and in the case of a recapitalization or other similar transaction, our noteholders might not receive principal and interest payments to which they are contractually entitled.

Credit Facility Availability

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with our indentures and the CCO Holdings credit facility, contain certain restrictive covenants, some of which require us to maintain specified leverage ratios, and meet financial tests, and provide annual audited financial statements with an unqualified opinion from our independent accountants.  As of December 31, 2007, we were in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months.  As of December 31, 2007, our potential availability under Charter Operating’s revolving credit facility totaled approximately $1.0 billion, none of which was limited by covenant restrictions.  Continued access to our revolving credit facility is subject to our remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit facility may not be available and defaults on some or potentially all of our debt obligations could occur.  An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  In October 2007, Charter Holdco completed an exchange offer in which $364 million of Charter’s 5.875% convertible senior notes due November 2009 were exchanged for $479 million of Charter’s 6.50% convertible senior notes.  Approximately $49 million of Charter’s 5.875% convertible senior notes remain outstanding.  Charter’s ability to make interest payments on its convertible senior notes and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of December 31, 2007, Charter Holdco was owed $123 million in intercompany loans from Charter Operating and had $62 million in cash, which amounts were available to pay interest and principal on Charter’s convertible senior notes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facility, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. For the quarter ended December 31, 2007, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on December 31, 2007 financial results.  Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution.  In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test.  There can be no assurance that they will satisfy these tests at the time of the contemplated distribution.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the Charter Operating credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended December 31, 2007, there was no default under Charter Holdings’ indentures, the other specified tests were met, and Charter Holdings met its leverage ratio test based on December 31, 2007 financial results.  Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution.  In the past, Charter Holdings has from time to time failed to meet this leverage ratio test.  There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

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

Historical Operating, Financing and Investing Activities

Cash and Cash Equivalents.  We held $75 million in cash and cash equivalents as of December 31, 2007 compared to $60 million as of December 31, 2006.

Operating Activities.  Net cash provided by operating activities increased $4 million from $323 million for the year ended December 31, 2006 to $327 million for the year ended December 31, 2007, primarily as a result of revenues increasing at a faster rate than cash operating expenses, offset by an increase of $62 million in interest on cash pay obligations and changes in operating assets and liabilities that provided $67 million less cash during the same period.

Net cash provided by operating activities increased $63 million, or 24%, from $260 million for the year ended December 31, 2005 to $323 million for the year ended December 31, 2006.  For the year ended December 31, 2006, net cash provided by operating activities increased primarily as a result of changes in operating assets and liabilities that provided $240 million more cash during the year ended December 31, 2006 than the corresponding period in 2005, offset by an increase in cash interest expense of $214 million over the corresponding prior period.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2007, 2006, and 2005 was $1.1 billion, $65 million, and $1.0 billion, respectively.  Investing activities used $1.1 billion more cash during the year ended December 31, 2007 than the corresponding period in 2006 and used $960 million less cash during the year ended December 31, 2006 than the corresponding period in 2005 primarily due to $1.0 billion of proceeds received in 2006 from the sale of assets, including cable systems.

Financing Activities. Net cash provided by financing activities was $826 million and $136 million for the years ended December 31, 2007 and 2005, respectively, and net cash used by financing activities was $219 million for the year ended December 31, 2006.  The increase in cash provided during the year ended December 31, 2007 compared to the corresponding in 2006, was primarily the result of an increase in borrowings of long-term debt.  The decrease in cash provided during the year ended December 31, 2006 compared to the corresponding period in 2005, was primarily the result of an increase in repayments of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.2 billion, $1.1 billion, and $1.1 billion for the years ended December 31, 2007, 2006, and 2005, respectively.  Capital expenditures increased as a result of spending on customer premise equipment and support capital to meet increased digital, high-speed Internet, and telephone customer growth.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt, and borrowings under credit facilities.  In addition, during the years ended December 31, 2007, 2006, and 2005, our liabilities related to capital expenditures decreased by $2 million and increased by $24 million and $8 million, respectively.

During 2008, we expect capital expenditures to be approximately $1.2 billion.  We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and scalable infrastructure.  We have funded and expect to continue to fund capital expenditures for 2008 primarily from cash flows from operating activities and borrowings under our credit facilities.

We have adopted capital expenditure disclosure guidance, which was developed by eleven then publicly traded cable system operators, including Charter, with the support of the National Cable & Telecommunications Association (“NCTA”).  The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry.  These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2007, 2006, and 2005 (dollars in millions):

	For the years ended December 31,
	2007	2006	2005

Customer premise equipment (a)	$578	$507	$434
Scalable infrastructure (b)	232	214	174
Line extensions (c)	105	107	134
Upgrade/Rebuild (d)	52	45	49
Support capital (e)	277	230	297

Total capital expenditures	$1,244	$1,103	$1,088

(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues.  It also includes customer installation costs in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies, and customer premise equipment (e.g., set-top boxes and cable modems, etc.).

(b)
Scalable infrastructure includes costs not related to customer premise equipment or our network, to secure growth of new customers, revenue units, and additional bandwidth revenues, or provide service enhancements (e.g., headend equipment).

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

Description of Our Outstanding Debt

Overview

As of December 31, 2007 and 2006, our long-term debt totaled approximately $19.9 billion and $19.1 billion, respectively.  This debt was comprised of approximately $7.2 billion and $5.4 billion of credit facility debt, $12.3 billion and $13.3 billion accreted amount of high-yield notes and $402 million and $408 million accreted amount of convertible senior notes at December 31, 2007 and 2006, respectively.  See the organizational chart on page 4 and the first table under “ — Liquidity and Capital Resources — Overview of Our Debt and Liquidity” for debt outstanding by issuer.

As of December 31, 2007 and 2006, the blended weighted average interest rate on our debt was 9.0% and 9.5%, respectively.  The interest rate on approximately 85% and 78% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements, as of December 31, 2007 and 2006, respectively.  The fair value of our high-yield notes was $10.3 billion and $13.3 billion at December 31, 2007 and 2006, respectively.  The fair value of our convertible senior notes was $332 million and $576 million at December 31, 2007 and 2006, respectively.  The fair value of our credit facilities was $6.7 billion and $5.4 billion at December 31, 2007 and 2006, respectively.  The fair value of high-yield and convertible notes was based on quoted market prices, and the fair value of the credit facilities was based on dealer quotations.

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

Credit Facilities – General

Charter Operating Credit Facilities

The Charter Operating credit facilities were amended and restated in March 2007, among other things, to defer maturities and to increase availability. The Charter Operating credit facilities provide borrowing availability of up to $8.0 billion as follows:

•
a term loan with a total principal amount of $6.5 billion, which is repayable in equal quarterly installments, commencing March 31, 2008, and aggregating in each loan year to 1% of the original amount of the term loan, with the remaining balance due at final maturity on March 6, 2014; and

•	a revolving line of credit of $1.5 billion, with a maturity date on March 6, 2013.

The Charter Operating credit facilities also allow us to enter into incremental term loans in the future with an aggregate amount of up to $1.0 billion, with amortization as set forth in the notices establishing such term loans, but with no amortization greater than 1% prior to the final maturity of the existing term loan.  However, no assurance can be given that we could obtain such incremental term loans if Charter Operating sought to do so.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate, as defined, plus a margin for Eurodollar loans of up to 2.00% for the revolving credit facility and 2.00% for the term loan, and quarterly commitment fees of 0.5% per annum is payable on the average daily unborrowed balance of the revolving credit facility.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and subsidiaries of Charter Operating, except for certain subsidiaries, including immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries”).  The Obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

CCO Holdings Credit Facility

In March 2007, CCO Holdings entered into a credit agreement (the “CCO Holdings credit facility”) which consists of a $350 million term loan facility.  The facility matures in September 2014.  The CCO Holdings credit facility also allows us to enter into incremental term loans in the future, maturing on the dates set forth in the notices establishing such term loans, but no earlier than the maturity date of the existing term loans.  However, no assurance can be given that we could obtain such incremental term loans if CCO Holdings sought to do so.  Borrowings under the CCO Holdings credit facility bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin.  The applicable margin for LIBOR term loans, other than incremental loans, is 2.50% above LIBOR.  The applicable margin with respect to incremental loans is to be agreed upon by CCO Holdings and the lenders when the incremental loans are established.  The CCO Holdings credit facility is secured by the equity interests of Charter Operating, and all proceeds thereof.

Credit Facilities — Restrictive Covenants

Charter Operating Credit Facilities

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage to be tested as of the end of each quarter.  Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter convertible notes, the CCHC notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the CCO Holdings credit facility, and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the credit facilities. Conditions to future borrowings include absence of a default or an event of default under the credit facilities, and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2005 of any event, development, or circumstance that has had or could reasonably be expected to have a material adverse effect on our business.

The events of default under the Charter Operating credit facilities include among other things:

•	the failure to make payments when due or within the applicable grace period,
•	the failure to comply with specified covenants, including, but not limited to, a covenant to annually deliver audited financial statements with an unqualified opinion from our independent accountants,
•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in amounts in excess of $100 million in aggregate principal amount,

•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,

•
Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the “Paul Allen Group”) ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating,

•
the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating, and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes except that the leverage ratio is 5.50 to 1.0.  See “-Summary of Restricted Covenants of Our High Yield Notes.”  The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the CCI convertible senior notes, the CCHC notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

Outstanding Notes

Charter Communications, Inc. 5.875% Convertible Senior Notes due 2009

Charter has issued and outstanding 5.875% convertible senior notes due 2009 with a total principal amount of $49 million.  The 5.875% convertible senior notes are unsecured (except with respect to the collateral as described below) and rank equally with our existing and future unsubordinated and unsecured indebtedness (except with respect to the collateral described below), but are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.  Interest is payable semi-annually in arrears.

The 5.875% convertible senior notes are convertible at any time at the option of the holder into shares of Class A common stock at an initial conversion rate of 413.2231 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $2.42 per share, subject to certain adjustments.  Specifically, the adjustments include anti-dilutive provisions, which cause adjustments to occur automatically based on the occurrence of specified events to provide protection rights to holders of the notes.  The conversion rate may also be increased (but not to exceed 462 shares per $1,000 principal amount of notes) upon a specified change of control transaction.  Additionally, Charter may elect to increase the conversion rate under certain circumstances when deemed appropriate, subject to applicable limitations of the NASDAQ Global Select Market.

No holder of notes will be entitled to receive shares of Charter’s Class A common stock on conversion to the extent that receipt of the shares would cause the converting holder to become, directly or indirectly, a "beneficial holder'' (within the meaning of Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of more than 4.9% of the outstanding shares of Charter’s Class A common stock if such conversion would take place prior to November 16, 2008, or more than 9.9% thereafter.

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

Upon a change of control and certain other fundamental changes, subject to certain conditions and restrictions, Charter may be required to repurchase the 5.875% convertible senior notes, in whole or in part, at 100% of their principal amount plus accrued interest at the repurchase date.

We may redeem the 5.875% convertible senior notes in whole or in part for cash at any time at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest, deferred interest, and liquidated damages, if any, but only if for any 20 trading days in any 30 consecutive trading day period the closing price has exceeded 150% of the conversion price, or $3.63 per share.  Holders who convert 5.875% convertible senior notes that we have called for redemption shall receive the present value of the interest on the notes converted that would have been payable for the period from the redemption date, through the scheduled maturity date for the notes, plus any accrued deferred interest.

Charter Communications, Inc. 6.50% Convertible Senior Notes due 2027

On October 2, 2007, Charter issued $479 million of Charter’s 6.50% convertible senior notes due 2027 (the “6.50% Convertible Notes”).  The 6.50% Convertible Notes mature on October 1, 2027, subject to earlier conversion or repurchase at the option of the holders or earlier redemption at our option.  The 6.50% Convertible Notes are unsecured and unsubordinated obligations and rank equally with Charter’s existing and future senior unsecured indebtedness, including the 5.875% convertible senior notes. The 6.50% Convertible Notes rank senior in right of payment to any future subordinated indebtedness of Charter and are effectively subordinated to any of Charter’s secured indebtedness and structurally subordinate to indebtedness and other liabilities of Charter’s subsidiaries.  Interest is payable semi-annually in arrears.

The 6.50% Convertible Notes are convertible into Class A common stock at the conversion rate of 293.3868 shares per $1,000 principal amount of notes which is equivalent to a conversion price of approximately $3.41 per share, subject to certain adjustments.  The adjustments include anti-dilution provisions, which cause adjustments to occur automatically based on the occurrence of specified events.  If certain transactions that constitute a change of control occur on or prior to October 1, 2012, under certain circumstances, we will increase the conversion rate by a number of additional shares for any conversion of 6.50% Convertible Notes in connection with such transactions.  The conversion rate may also be increased (but not to exceed 381 shares per $1,000 principal amount of notes) upon a specified change of control transaction.  Additionally, Charter may elect to increase the conversion rate under certain circumstances when deemed appropriate, subject to applicable limitations of the NASDAQ Global Select Market.

No holder of 6.50% Convertible Notes will be entitled to receive shares of Charter’s Class A common stock upon conversion to the extent, but only to the extent, that such receipt would cause such holder to become, directly or indirectly, a beneficial owner of more than 4.9% of the shares of Class A common stock outstanding prior to October 1, 2011, and 9.9% of the shares of Class A common stock thereafter.

We may redeem the 6.50% Convertible Notes in whole or in part for cash at any time at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, but only if for any 20 trading days in any 30 consecutive trading day period the closing price has exceeded 180% of the conversion price provided such 30 trading day period begins prior to October 1, 2010, or 150% of the conversion price provided such 30 trading period begins thereafter and before October 1, 2012, or at the redemption price regardless of the closing price of Charter’s Class A common stock thereafter.  Holders who convert any 6.50% Convertible Notes prior to October 1, 2012 that we have called for redemption shall receive the present value of the interest on the notes converted that would have been payable for the period from the redemption date to, but excluding, October 1, 2012.

Upon a change of control and certain other fundamental changes, subject to certain conditions and restrictions, we may be required to repurchase the notes, in whole or in part, at 100% of their principal amount plus accrued interest at the repurchase date.

Each holder of 6.50% Convertible Notes will have the right to require us to purchase some or all of that holder’s 6.50% Convertible Notes for cash on October 1, 2012, October 1, 2017 and October 1, 2022 at a purchase price equal to 100% of the principal amount of the 6.50% Convertible Notes plus any accrued interest, if any, on the 6.50% Convertible Notes to but excluding the purchase date.

CCHC, LLC Note

In October 2005, CCHC issued the CCHC note to CII.  The CCHC note has a 15-year maturity.  The CCHC note has an initial accreted value of $48 million accreting at the rate of 14% per annum compounded quarterly, except that from and after February 28, 2009, CCHC may pay any increase in the accreted value of the CCHC note in cash and the accreted value of the CCHC note will not increase to the extent such amount is paid in cash.  The CCHC note is exchangeable at CII’s option, at any time, for Charter Holdco Class A Common units at a rate equal to the then accreted value, divided by $2.00 (the “Exchange Rate”).  Customary anti-dilution protections have been provided that could cause future changes to the Exchange Rate.  Additionally, the Charter Holdco Class A Common units received will be exchangeable by the holder into Charter Class B common stock in accordance with existing agreements between CII, Charter and certain other parties signatory thereto.  Beginning March 1, 2009, if the closing price of Charter common stock is at or above the Exchange Rate for 20 trading days within any 30 consecutive trading day period, Charter Holdco may require the exchange of the CCHC note for Charter Holdco Class A Common units at the Exchange Rate.  Additionally, CCHC has the right to redeem the CCHC note from and after February 28, 2009 for cash in an amount equal to the then accreted value.  CCHC has the right to redeem the CCHC note upon certain change of control events for cash in an amount equal to the then accreted value, such amount, if redeemed prior to February 28, 2009, would also include a make whole up to the accreted value through February 28, 2009.  CCHC must redeem the CCHC note at its maturity for cash in an amount equal to the initial stated value plus the accreted return through maturity.  The accreted value of the CCHC note is $65 million as of December 31, 2007 and is recorded in Notes Payable – Related Party in the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Charter Communications Holdings, LLC Notes

From March 1999 through January 2002, Charter Holdings and Charter Communications Holdings Capital Corporation (“Charter Capital”) jointly issued $10.2 billion total principal amount of notes, of which $578 million total principal amount was outstanding as of December 31, 2007.  The notes were issued over 15 series of notes with maturities from 2007 through 2012 and have varying interest rates as set forth in the table above under “Liquidity and Capital Resources – Overview of Our Debt and Liquidity.”  The Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital.  They rank equally with all other current and future unsecured, unsubordinated obligations of Charter Holdings and Charter Capital.  They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CIH notes, the CCH I notes, CCH II notes, the CCO Holdings notes, the Charter Operating notes, and the Charter Operating credit facilities.

CCH I Holdings, LLC Notes

In September 2005, CIH and CCH I Holdings Capital Corp. jointly issued $2.5 billion total principal amount of 9.92% to 13.50% senior accreting notes due 2014 and 2015 in exchange for an aggregate amount of $2.4 billion of Charter Holdings notes due 2011 and 2012, issued over six series of notes and with varying interest rates as set forth in the table above under “Liquidity and Capital Resources – Overview of Our Debt and Liquidity.”  The notes are guaranteed on a senior unsecured basis by Charter Holdings.

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

CCO Holdings, LLC Notes

In November 2003 and August 2005, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million and $300 million, respectively, total principal amount of 8¾% senior notes due 2013 (the “CCOH 2013 Notes”).  The CCOH 2013 Notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp., including the CCO Holdings credit facility.  The CCOH 2013 Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and the Charter Operating credit facilities.

Charter Communications Operating, LLC Notes

On April 27, 2004, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.1 billion of 8% senior second-lien notes due 2012 and $400 million of 8 3/8% senior second-lien notes due 2014.  In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placement transactions, approximately $333 million principal amount of its 8 3/8% senior second-lien notes due

2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007.   In March 2006, Charter Operating exchanged $37 million of Renaissance Media Group LLC 10% senior discount notes due 2008 for $37 million principal amount of Charter Operating 8 3/8% senior second-lien notes due 2014.

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

Redemption Provisions of Our High Yield Notes

The various notes issued by our subsidiaries included in the table may be redeemed in accordance with the following table or are not redeemable until maturity as indicated:

Note Series	Redemption Dates	Percentage of Principal

Charter Holdings:
10.000% senior notes due 2009	Not callable	N/A
10.750% senior discount notes due 2009	Not callable	N/A
9.625% senor notes due 2009	Not callable	N/A
10.250% senior notes due 2010	January 15, 2008 – Thereafter	100.000%
11.750% senior discount notes due 2010	January 15, 2008 – Thereafter	100.000%
11.125% senior notes due 2011	January 15, 2008 – January 14, 2009	101.854%
	Thereafter	100.000%
13.500% senior discount notes due 2011	January 15, 2008 – January 14, 2009	102.250%
	Thereafter	100.000%
9.920% senior discount notes due 2011	At any time	100.000%
10.000% senior notes due 2011	May 15, 2007 – May 14, 2008	103.333%
	May 15, 2008 – May 14, 2009	101.667%
	Thereafter	100.000%
11.750% senior discount notes due 2011	May 15, 2007 – May 14, 2008	103.917%
	May 15, 2008 – May 14, 2009	101.958%
	Thereafter	100.000%
12.125% senior discount notes due 2012	January 15, 2008 – January 14, 2009	104.042%
	January 15, 2009 – January 14, 2010	102.021%
	Thereafter	100.000%
CIH:
11.125% senior discount notes due 2014	January 15, 2008 - January 14, 2009	101.854%
	Thereafter	100.000%
13.500% senior discount notes due 2014	January 15, 2008 - January 14, 2009	102.250%
	Thereafter	100.000%
9.920% senior discount notes due 2014	At any time	100.000%
10.000% senior discount notes due 2014	September 30, 2007 - May 14, 2008	103.333%
	May 15, 2008 - May 14, 2009	101.667%
	Thereafter	100.000%
11.750% senior discount notes due 2014	September 30, 2007 - May 14, 2008	103.917%
	May 15, 2008 - May 14, 2009	101.958%
	Thereafter	100.000%
12.125% senior discount notes due 2015	January 15, 2008 - January 14, 2009	104.042%
	January 15, 2009 - January 14, 2010	102.021%
	Thereafter	100.000%
CCH I:
11.000% senior notes due 2015*	October 1, 2010 – September 30, 2011	105.500%
	October 1, 2011 – September 30, 2012	102.750%
	October 1, 2012 – September 30, 2013	101.375%
	Thereafter	100.000%
CCH II:
10.250% senior notes due 2010	September 15, 2008 – September 14, 2009	105.125%
	Thereafter	100.000%
10.250% senior notes due 2013**	October 1, 2010 – September 30, 2011	105.125%
	October 1, 2011 – September 30, 2012	102.563%
	Thereafter	100.000%

CCO Holdings:
8 3/4% senior notes due 2013	November 15, 2008 – November 14, 2009	104.375%
	November 15, 2009 – November 14, 2010	102.917%
	November 15, 2010 – November 14, 2011	101.458%
	Thereafter	100.000%
Charter Operating:
8% senior second-lien notes due 2012	At any time	***
8 3/8% senior second-lien notes due 2014	April 30, 2009 – April 29, 2010	104.188%
	April 30, 2010 – April 29, 2011	102.792%
	April 30, 2011 – April 29, 2012	101.396%
	Thereafter	100.000%

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

Each of CIH, CCH I, CCH II, CCO Holdings, and Charter Operating and their respective restricted subsidiaries may make distributions or restricted payments:  (i) so long as certain defaults do not exist and even if the applicable leverage test referred to above is not met, to enable certain of its parents to pay interest on certain of their indebtedness or (ii) so long as the applicable issuer could incur $1.00 of indebtedness under the applicable leverage ratio test referred to above, to enable certain of its parents to purchase, redeem or refinance certain indebtedness.

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

The note issuers and their restricted subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, issue equity interests, in excess of $100 million unless they receive consideration at least equal to the fair market value of the assets or equity interests, consisting of at least 75% in cash, assumption of liabilities, securities converted into cash within 60 days, or productive assets.  The note issuers and their restricted subsidiaries are then required within 365 days after any asset sale either to use or commit to use the net cash proceeds over a specified threshold to acquire assets used or useful in their businesses or use the net cash proceeds to repay specified debt, or to offer to repurchase the issuer’s notes with any remaining proceeds.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We will adopt SFAS 157 effective January 1, 2008.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities.  We do not expect that the adoption of SFAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.   We do not expect that the adoption of SFAS 159 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations: Applying the Acquisition Method, and SFAS 160, Consolidations, which provide guidance on the accounting and reporting for business combinations and minority interests in consolidated financial statements.  SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We are currently assessing the impact of SFAS 141R and SFAS 160 on our financial statements.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our accompanying financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to various market risks, including fluctuations in interest rates.  We use interest rate risk management derivative instruments, including but not limited to interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements), to manage our interest costs and reduce our exposure to increases in floating interest rates.  Our policy is to manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, we agree to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

As of December 31, 2007 and 2006, our long-term debt totaled approximately $19.9 billion and $19.1 billion, respectively.  As of December 31, 2007 and 2006, the weighted average interest rate on the credit facility debt was approximately 6.8% and 7.9%, respectively, the weighted average interest rate on the high-yield notes was approximately 10.3% and 10.3%, respectively, and the weighted average interest rate on the convertible senior notes was approximately 6.4% and 6.9%, respectively, resulting in a blended weighted average interest rate of 9.0% and 9.5%, respectively.  The interest rate on approximately 85% and 78% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements, as of December 31, 2007 and 2006, respectively.

We do not hold or issue derivative instruments for trading purposes.  We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the years ended December 31, 2007, 2006, and 2005, change in value of derivatives includes gains of $0, $2 million, and $3 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements.  This ineffectiveness arises from differences between critical terms of the agreements and the related hedged obligations.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive income (loss).  For the years ended December 31, 2007, 2006, and 2005, losses of $123 million and $1 million and a gain of $16 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive income (loss).  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in our statements of operations.  For the years ended December 31, 2007, 2006, and 2005, change in value of derivatives includes losses of $46 million, and gains of $4 million and $47 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2007 (dollars in millions):

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value at December 31, 2007
Debt
Fixed Rate	$--	$237	$2,231	$282	$1,654	$8,340	$12,744	$10,574
Average Interest Rate	--	9.29%	10.26%	11.25%	7.75%	10.70%	10.23%

Variable Rate	$65	$65	$65	$65	$65	$6,870	$7,195	$6,723
Average Interest Rate	5.94%	5.59%	6.16%	6.51%	6.77%	6.41%	6.40%

Interest Rate Instruments
Variable to Fixed Swaps	$--	$--	$500	$300	$2,500	$1,000	$4,300	$(169)
Average Pay Rate	--	--	6.81%	6.98%	6.95%	6.94%	6.93%
Average Receive Rate	--	--	6.25%	6.35%	6.90%	6.95%	6.80%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts.  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at December 31, 2007 including applicable bank spread.

At December 31, 2007 and 2006, we had outstanding $4.3 billion and $1.7 billion, respectively, in notional amounts of interest rate swaps.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements, the related notes thereto, and the reports of independent accountants are included in this annual report beginning on page F-1.

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

There was no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Charter’s management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on management’s assessment utilizing these criteria we believe that, as of December 31, 2007, our internal control over financial reporting was effective.

Our independent auditors, KPMG LLP have audited our internal control over financial reporting as stated in their report on page F-2.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in Charter's 2008 Proxy Statement (the “Proxy Statement”) under the headings “Election of Class A/Class B Director,” "Election of Class B Directors," “Section 16(a) Beneficial Ownership Reporting Requirements,” and “Code of Ethics,” and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by Item 11 will be included in the Proxy Statement under the headings “Executive Compensation,” “Election of Class B Directors – Director Compensation,” and “Compensation Discussion and Analysis,” and is incorporated herein by reference.  Information contained in the Proxy Statement under the caption “Report of Compensation and Benefits Committee” is furnished and not deemed filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Election of Class B Directors” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Proxy Statement under the heading “Accounting Matters” and is incorporated herein by reference.

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

(3)	The index to the exhibits begins on page E-1 of this annual report.

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
Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul G. Allen	Chairman of the Board of Directors	February 27, 2008
Paul G. Allen

/s/ Neil Smit	President, Chief Executive	February 27, 2008
Neil Smit	Officer, Director (Principal Executive Officer)

/s/ Jeffrey T. Fisher	Executive Vice President and Chief Financial Officer	February 27, 2008
Jeffrey T. Fisher	(Principal Financial Officer)

/s/ Kevin D. Howard	Vice President, Controller and Chief Accounting Officer	February 27, 2008
Kevin D. Howard	(Principal Accounting Officer)

/s/ W. Lance Conn	Director	February 27, 2008
W. Lance Conn

/s/ Nathaniel A. Davis	Director	February 27, 2008
Nathaniel A. Davis

/s/Jonathan L. Dolgen	Director	February 27, 2008
Jonathan L. Dolgen

	Director	February __, 2008
Rajive Johri

/s/ Robert P. May	Director	February 27, 2008
Robert P. May

/s/ David C. Merritt	Director	February 27, 2008
David C. Merritt

/s/ Marc B. Nathanson	Director	February 27, 2008
Marc B. Nathanson

/s/ Jo Allen Patton	Director	February 27, 2008
Jo Allen Patton

/s/ John H. Tory	Director	February 27, 2008
John H. Tory

/s/ Larry W. Wangberg	Director	February 21, 2008
Larry W. Wangberg

S-1

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

3.1(c)
Certificate of Amendment of Restated Certificate of Incorporation of Charter Communications, Inc. filed October 11, 2007 (incorporated by reference to Exhibit 3.1(c) to the quarterly report of Form 10-Q of Charter Communications, Inc. filed on November 8, 2007 (File No. 000-27927)).

3.2
Amended and Restated By-laws of Charter Communications, Inc. as of October 30, 2006 (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on October 31, 2006 (File No. 000-27927)).

3.3(a)
Certificate of Designation of Series A Convertible Redeemable Preferred Stock of Charter Communications, Inc. and related Certificate of Correction of Certificate of Designation (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

3.3(b)
Certificate of Amendment of Certificate of Designation of Series A Convertible Redeemable Preferred Stock of Charter Communications, Inc. (incorporated by reference to Annex A to the Definitive Information Statement on Schedule 14C filed by Charter Communications, Inc. on December 12, 2005 (File No. 000-27927)).

3.4
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

4.1
Indenture relating to the 5.875% convertible senior notes due 2009, dated as of November 2004, by and among Charter Communications, Inc. and Wells Fargo Bank, N.A. as trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on November 30, 2004 (File No. 000-27927)).

4.2
Collateral Pledge and Security Agreement, dated as of November 22, 2004, by and between Charter Communications, Inc. and Wells Fargo Bank, N.A. as trustee and collateral agent (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on November 30, 2004 (File No. 000-27927)).

4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2007 (File No. 000-27927)).
4.4
Rights Agreement, dated as of August 14, 2007, by and between Charter Communications, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2007 (File No. 000-27927)).

4.5
Letter Agreement for Mirror Rights, dated as of August 14, 2007, by and among Charter Communications, Inc., Charter Investment, Inc., and Vulcan Cable III Inc. (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2007 (File No. 000-27927)).

4.6
Indenture relating to the 6.50% Convertible Senior Notes due 2027, dated as of October 2, 2007, between Charter Communications, Inc., as Issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Charter Communications, Inc. filed on October 5, 2007 (File No. 000-27927)).

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

10.2
6.50% Mirror Convertible Senior Note due 2027 in the principal amount of $479 million, dated as of October 2, 2007, made by Charter Communications Holding Company, LLC in favor of Charter Communications, Inc. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on October 5, 2007 (File No. 000-27927)).

10.3(a)
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

10.4(b)
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

10.7(b)
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

10.10(b)
First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (incorporated by reference to Exhibit 10.2(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

10.10(c)
Second Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

10.10(d)
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

10.13(b)
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

10.13(c)
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

10.15(b)
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

10.16(a)
Pledge Agreement made by CCH I, LLC in favor of The Bank of New York Trust Company, NA, as Collateral Agent dated as of September 28, 2005 (incorporated by reference to Exhibit 10.15 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.16(b)
Amendment to the Pledge Agreement between CCH I, LLC in favor of The Bank of New York Trust Company, N.A., as Collateral Agent, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006 (File No. 000-27927)).

10.17
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

10.19
Indenture relating to the 8 3/4% Senior Notes due 2013, dated as of November 10, 2003, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.'s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

10.20
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

10.21
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

10.22
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

10.24
Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.25
Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.26(a)
Amended and Restated Limited Liability Company Agreement for Charter Communications Holding Company, LLC made as of August 31, 2001 (incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.26(b)
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

10.28
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

10.32
Amended and Restated Guarantee and Collateral Agreement made by CCO Holdings, LLC, Charter Communications Operating, LLC and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated as of March 18, 1999, as amended and restated as of March 6, 2007 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.33
Credit Agreement, dated as of March 6, 2007, among CCO Holdings, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.34
Pledge Agreement made by CCO Holdings, LLC in favor of Bank of America, N.A., as Collateral Agent, dated as of March 6, 2007 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on March 9, 2007 (File No. 000-27927)).

10.35
Amended and Restated Share Lending Agreement, dated October 2, 2007, between Charter Communications, Inc., Citigroup Global Markets Limited, through Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on October 5, 2007 (File No. 000-27927)).

10.36
Amended and Restated Unit Lending Agreement, dated as of October 2, 2007, between Charter Communications Holding Company, LLC as Lender and Charter Communications, Inc. as Borrower (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on October 5, 2007(File No. 000-27927)).

10.37*	Holdco Mirror Notes Agreement, dated as of October 2, 2007, by and between Charter Communications, Inc. and Charter Communications Holding Company, LLC.
10.38(a)+
Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.38(b)+
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

10.38(c)+
Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.38(d)+
Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.38(e)+
Amendment No. 3 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.38(f)+
Amendment No. 4 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.10(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.39(a)+
Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).

10.39(b)+
Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.39(c)+
Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.39(d)+
Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002 (incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.39(e)+
Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.39(f)+
Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.39(g)+
Amendment No. 6 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective December 23, 2004 (incorporated by reference to Exhibit 10.43(g) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.39(h)+
Amendment No. 7 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective August 23, 2005 (incorporated by reference to Exhibit 10.43(h) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.39(i)+
Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.18(g) to the annual report on Form 10-K filed by Charter Communications Holdings, LLC. on March 31, 2005 (File No. 333-77499)).

10.40+
Description of Charter Communications, Inc. 2006 Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 2, 2006 (File No. 000-27927)).

10.41+
Amended and Restated Executive Cash Award Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed December 6, 2007 (File No. 000-27927)).

10.42(a)+
Employment Agreement, dated as of August 9, 2005, by and between Neil Smit and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2005 (File No. 000-27927)).

10.42(b)+
Addendum to the Employment Agreement between Neil Smit and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

10.43+
Amended and Restated Employment Agreement between Jeffrey T. Fisher and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

10.44+
Amended and Restated Employment Agreement between Michael J. Lovett and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

10.45+
Amended and Restated Employment Agreement between Robert A. Quigley and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

10.46+
Amended and Restated Employment Agreement between Grier C. Raclin and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Charter Communications, Inc.
23.1	Consent of KPMG LLP.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

+	Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Charter Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

St. Louis, Missouri
February 26, 2008

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$75	$60
Accounts receivable, less allowance for doubtful accounts of
$18 and $16, respectively	225	195
Prepaid expenses and other current assets	36	84
Total current assets	336	339

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $6,462 and $5,775, respectively	5,103	5,217
Franchises, net	8,942	9,223
Total investment in cable properties, net	14,045	14,440

OTHER NONCURRENT ASSETS	285	321

Total assets	$14,666	$15,100

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,332	$1,298
Total current liabilities	1,332	1,298

LONG-TERM DEBT	19,908	19,062
NOTE PAYABLE – RELATED PARTY	65	57
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	1,035	692
MINORITY INTEREST	199	192
PREFERRED STOCK – REDEEMABLE; $.001 par value; 1 million
shares authorized; 36,713 shares issued and outstanding, respectively	5	4

SHAREHOLDERS’ DEFICIT:
Class A Common stock; $.001 par value; 10.5 billion shares authorized;
398,226,468 and 407,994,585 shares issued and outstanding, respectively	--	--
Class B Common stock; $.001 par value; 4.5 billion
shares authorized; 50,000 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	5,327	5,313
Accumulated deficit	(13,096)	(11,536)
Accumulated other comprehensive income (loss)	(123)	4

Total shareholders’ deficit	(7,892)	(6,219)

Total liabilities and shareholders’ deficit	$14,666	$15,100

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)

	Year Ended December 31,
	2007	2006	2005

REVENUES	$6,002	$5,504	$5,033

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	2,620	2,438	2,203
Selling, general and administrative	1,289	1,165	1,012
Depreciation and amortization	1,328	1,354	1,443
Impairment of franchises	178	--	--
Asset impairment charges	56	159	39
Other operating (income) expenses, net	(17)	21	32

	5,454	5,137	4,729

Operating income from continuing operations	548	367	304

OTHER INCOME AND EXPENSES:
Interest expense, net	(1,851)	(1,877)	(1,818)
Change in value of derivatives	52	(4)	79
Gain (loss) on extinguishment of debt and preferred stock	(148)	101	521
Other income (expense), net	(8)	14	23

	(1,955)	(1,766)	(1,195)

Loss from continuing operations, before income tax expense	(1,407)	(1,399)	(891)

INCOME TAX EXPENSE	(209)	(187)	(112)

Loss from continuing operations	(1,616)	(1,586)	(1,003)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	216	36

Net loss	(1,616)	(1,370)	(967)

Dividends on preferred stock – redeemable	--	--	(3)

Net loss applicable to common stock	$(1,616)	$(1,370)	$(970)

LOSS PER COMMON SHARE, basic and diluted:

Loss from continuing operations	$($4.39)	$(4.78)	$(3.24)

Net loss	$($4.39)	$(4.13)	$(3.13)

Weighted average common shares outstanding, basic and diluted	368,240,608	331,941,788	310,209,047

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(dollars in millions)

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Accumulated	Comprehensive	Shareholders'
	Stock	Stock	Capital	Deficit	Income (Loss)	Deficit

BALANCE, December 31, 2004	$--	$--	$4,794	$(9,196)	$(4)	$(4,406)
Changes in fair value of interest rate
agreements and other	--	--	--	--	9	9
Option compensation expense, net	--	--	14	--	--	14
Issuance of shares in Securities Class
Action settlement	--	--	15	--	--	15
CC VIII, LLC settlement – exchange of interests	--	--	418	--	--	418
Dividends on preferred stock – redeemable	--	--	--	(3)	--	(3)
Net loss	--	--	--	(967)	--	(967)

BALANCE, December 31, 2005	--	--	5,241	(10,166)	5	(4,920)
Changes in fair value of interest rate
agreements	--	--	--	--	(1)	(1)
Option compensation expense, net	--	--	6	--	--	6
Issuance of common stock in exchange for
convertible notes	--	--	66	--	--	66
Net loss	--	--	--	(1,370)	--	(1,370)

BALANCE, December 31, 2006	--	--	5,313	(11,536)	4	(6,219)
Changes in fair value of interest rate
agreements	--	--	--	--	(123)	(123)
Option compensation expense, net	--	--	12	--	--	12
Cumulative adjustment to Accumulated
Deficit for the adoption of FIN48	--	--	--	56	--	56
Other	--	--	2	--	(4)	(2)
Net loss	--	--	--	(1,616)	--	(1,616)

BALANCE, December 31, 2007	$--	$--	$5,327	$(13,096)	$(123)	$(7,892)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,616)	$(1,370)	$(967)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,328	1,362	1,499
Impairment of franchises	178	--	--
Asset impairment charges	56	159	39
Noncash interest expense	40	128	283
Change in value of derivatives	(52)	4	(79)
Deferred income taxes	198	202	109
Gain (loss) on sale of assets, net	(3)	(192)	6
(Gain) loss on extinguishment of debt and preferred stock	136	(101)	(527)
Other, net	2	4	10
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(36)	24	(29)
Prepaid expenses and other assets	45	55	97
Accounts payable, accrued expenses and other	51	48	(181)

Net cash flows from operating activities	327	323	260

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,244)	(1,103)	(1,088)
Change in accrued expenses related to capital expenditures	(2)	24	8
Proceeds from sale of assets, including cable systems	104	1,020	44
Other, net	4	(6)	11

Net cash flows from investing activities	(1,138)	(65)	(1,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	7,877	6,322	1,207
Repayments of long-term debt	(7,017)	(6,938)	(1,239)
Proceeds from issuance of debt	--	440	294
Payments for debt issuance costs	(42)	(44)	(70)
Redemption of preferred stock	--	--	(56)
Other, net	8	1	--

Net cash flows from financing activities	826	(219)	136

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15	39	(629)
CASH AND CASH EQUIVALENTS, beginning of period	60	21	650

CASH AND CASH EQUIVALENTS, end of period	$75	$60	$21

CASH PAID FOR INTEREST	$1,792	$1,671	$1,526

NONCASH TRANSACTIONS:
Cumulative adjustment to Accumulated Deficit for the adoption of FIN 48	$56	$--	$--
Issuance of Charter 6.50% convertible notes	$479	$--	$--
Issuances of Charter Class A common stock	$--	$68	$--
Issuance of debt by CCH I Holdings, LLC	$--	$--	$2,423
Issuance of debt by CCH I, LLC	$--	$419	$3,686
Issuance of debt by CCH II, LLC	$--	$410	$--
Issuance of debt by Charter Communications Operating, LLC	$--	$37	$333
Retirement of Charter 5.875% convertible notes	$(364)	$(255)	$--
Retirement of Charter Communications Holdings, LLC debt	$--	$(796)	$(7,000)
Retirement of Renaissance Media Group LLC debt	$--	$(37)	$--
Issuance of Charter Class A common stock in Securities Class Action Settlement	$--	$--	$15
CC VIII, LLC Settlement – exchange of interests	$--	$--	$418

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

1.	Organization and Basis of Presentation

Charter Communications, Inc. (“Charter”) is a holding company whose principal assets at December 31, 2007 are the 54% controlling common equity interest (52% for accounting purposes) in Charter Communications Holding Company, LLC (“Charter Holdco”) and “mirror” notes which are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes.  Charter Holdco is the sole owner of CCHC, LLC ("CCHC"), which is the sole owner of Charter Communications Holdings, LLC ("Charter Holdings").  The consolidated financial statements include the accounts of Charter, Charter Holdco, CCHC, Charter Holdings and all of their subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  Charter has 100% voting control over Charter Holdco and consolidates Charter Holdco as a variable interest entity under Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46(R) Consolidation of Variable Interest Entities.  Charter Holdco’s limited liability company agreement provides that so long as Charter’s Class B common stock retains its special voting rights, Charter will maintain a 100% voting interest in Charter Holdco.  Voting control gives Charter full authority and control over the operations of Charter Holdco.  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is a broadband communications company operating in the United States.  The Company offers to residential and commercial customers traditional cable video programming (analog and digital video), high-speed Internet services, and telephone services, as well as advanced broadband services such as high definition television, Charter OnDemand™, and digital video recorder service.  The Company sells its cable video programming, high-speed Internet, telephone, and advanced broadband services on a subscription basis.  The Company also sells local advertising on cable networks.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment, franchises and goodwill; income taxes; and contingencies.  Actual results could differ from those estimates.

Reclassifications.  Certain prior year amounts have been reclassified to conform with the 2007 presentation.

2.	Liquidity and Capital Resources

The Company incurred net loss applicable to common stock of $1.6 billion, $1.4 billion, and $970 million in 2007, 2006, and 2005, respectively.  The Company’s net cash flows from operating activities were $327 million, $323 million, and $260 million for the years ending December 31, 2007, 2006, and 2005, respectively.

The Company has a significant amount of debt.  The Company's long-term financing as of December 31, 2007 totaled $19.9 billion, consisting of $7.2 billion of credit facility debt, $12.3 billion accreted value of high-yield notes, and $402 million accreted value of convertible senior notes.  In 2008, $65 million of the Company’s debt matures and in 2009, an additional $302 million matures.  In 2010 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, sales of assets, issuances of debt and equity securities, and cash on hand.  However, the mix of funding sources changes from period to period. For the year ended December 31, 2007, the Company generated $327 million of net cash flows from operating activities after paying cash interest of $1.8 billion.  In addition, the Company used $1.2 billion for purchases of property, plant and equipment.  Finally, the Company generated net cash flows from financing activities of $826 million.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

The Company expects that cash on hand, cash flows from operating activities, and the amounts available under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities will be adequate to meet its projected cash needs through the second or third quarter of 2009 and thereafter will not be sufficient to fund such needs.  The Company’s projected cash needs and projected sources of liquidity depend upon, among other things, its actual results, the timing and amount of its capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including Charter Operating’s obtaining an unqualified audit opinion from its independent accountants.  The Company will therefore need to obtain additional sources of liquidity by early 2009.  Although the Company and its subsidiaries have been able to raise funds through issuances of debt in the past, it may not be able to access additional sources of liquidity on similar terms or pricing as those that are currently in place, or at all.  A continuation of the recent turmoil in the credit markets and the general economic downturn could adversely impact the terms and/or pricing when the Company needs to raise additional liquidity.  No assurances can be given that the Company will not experience liquidity problems if it does not obtain sufficient additional financing on a timely basis as the Company’s debt becomes due or because of adverse market conditions, increased competition, or other unfavorable events.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under the Company’s credit facilities, or through additional debt or equity financings, the Company would consider issuing equity, issuing convertible debt or some other securities, further reducing the Company’s expenses and capital expenditures, selling assets, or requesting waivers or amendments with respect to the Company’s credit facilities.

If the above strategies were not successful, the Company could be forced to restructure its obligations or seek protection under the bankruptcy laws.  In addition, if the Company needs to raise additional capital through the issuance of equity or finds it necessary to engage in a recapitalization or other similar transaction, the Company’s shareholders could suffer significant dilution, including potential loss of the entire value of their investment, and in the case of a recapitalization or other similar transaction, the Company’s noteholders might not receive principal and interest payments to which they are contractually entitled.

Credit Facility Availability

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with the Company’s indentures and the CCO Holdings, LLC (“CCO Holdings”) credit facility, contain certain restrictive covenants, some of which require the Company to maintain specified leverage ratios, meet financial tests, and provide annual audited financial statements with an unqualified opinion from the Company’s independent accountants.  As of December 31, 2007, the Company was in compliance with the covenants under its indentures and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months.  As of December 31, 2007, the Company’s potential availability under Charter Operating’s revolving credit facility totaled approximately $1.0 billion, none of which was limited by covenant restrictions.  Continued access to the Company’s revolving credit facility is subject to the Company remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit facility may not be available and defaults on some or potentially all of the Company’s debt obligations could occur.  An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  In October 2007, Charter Holdco completed an exchange offer, in which $364 million of Charter’s 5.875% convertible senior notes due November 2009 were exchanged for $479 million of Charter’s 6.50% convertible senior notes.  Approximately $49 million of Charter’s 5.875% convertible senior notes remain outstanding.  Charter’s ability to make interest payments on its convertible

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

senior notes, and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of December 31, 2007, Charter Holdco was owed $123 million in intercompany loans from Charter Operating and had $62 million in cash, which amounts were available to pay interest and principal on Charter's convertible senior notes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC) for payment of principal on parent company notes, are restricted under the indentures governing the CCH I Holdings, LLC (“CIH”) notes, CCH I, LLC (“CCH I”) notes, CCH II, LLC (“CCH II”) notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended December 31, 2007, there was no default under any of these indentures or credit facilities, and each subsidiary met its applicable leverage ratio tests based on December 31, 2007 financial results.  Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution.  In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test.  There can be no assurance that they will satisfy these tests at the time of the contemplated distribution.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the Charter Operating credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended December 31, 2007, there was no default under Charter Holdings’ indentures, the other specified tests were met, and Charter Holdings met its leverage ratio test based on December 31, 2007 financial results.  Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution.  In the past, Charter Holdings has from time to time failed to meet this leverage ratio test.  There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

3.	Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  These investments are carried at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities.  While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the cable system level and not on a specific asset basis.  For assets that are sold or retired, the estimated historical cost and related accumulated depreciation is removed.  Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized.  Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs.  Indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and indirect costs associated with these support functions.  Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities.  The costs of

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred.  Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture, fixtures and equipment	5 years

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed.  The Company expects to continually renew its franchise agreements and have concluded that substantially all of the related franchise rights are indefinite lived intangible assets.  Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future.  Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, as interpreted by FIN No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The Company has not recorded an estimate for potential franchise related obligations but would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed.  The Company also expects to renew many of its lease agreements related to the continued operation of its cable business in the franchise areas.  For the Company’s lease agreements, the estimated liabilities related to the removal provisions, where applicable, have been recorded and are not significant to the financial statements.

Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. All franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually as of October 1, or more frequently as warranted by events or changes in circumstances (see Note 7).  The Company concluded that substantially all of its franchises qualify for indefinite-life treatment.  Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

Other Noncurrent Assets

Other noncurrent assets primarily include deferred financing costs, investments in equity securities and goodwill.  Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowings.

Investments in equity securities are accounted for at cost, under the equity method of accounting or in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Charter recognizes losses for any decline in value considered to be other than temporary.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

The following summarizes investment information as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005:

			Gain for
	Carrying Value at		the Years Ended
	December 31,		December 31,

	2007	2006	2007	2006	2005

Equity investments, under the cost method	$--	$34	$--	$12	$--
Equity investments, under the equity method	9	11	--	4	22

	$9	$45	$--	$16	$22

The gain on equity investments, under the cost method for the year ended December 31, 2006 primarily represents gains realized on the sale of two investments.  The gain on equity investments, under the equity method for the year ended December 31, 2005 primarily represents a gain realized on an exchange of the Company’s interest in an equity investee for an investment in a larger enterprise.  Such amounts are included in other income (expense), net in the statements of operations.

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of long-lived assets to be held and used for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life franchise under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results.  If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value.  While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability.  No impairments of long-lived assets to be held and used were recorded in 2007, 2006, and 2005; however, approximately $56 million, $159 million, and $39 million of impairment on assets held for sale was recorded for the years ended December 31, 2007, 2006, and 2005, respectively (see Note 4).

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  For those instruments which qualify as hedging activities, related gains or losses are recorded in accumulated other comprehensive income (loss).  For all other derivative instruments, the related gains or losses are recorded in the income statement.  The Company uses interest rate derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates.  The Company’s policy is to manage its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.  Interest rate collar agreements are used to limit exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.  The Company does not hold or issue any derivative financial instruments for trading purposes.

Certain provisions of the Company’s 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be separately accounted for from the convertible senior notes.  In accordance with SFAS No. 133, these derivatives are marked to market with gains or losses recorded as the change in value of derivatives on the Company’s consolidated statement of operations.  For the years ended December 31, 2007, 2006, and 2005, the Company recognized $98

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

million in gains, $10 million in losses, and $29 million in gains, respectively, related to these derivatives.  At December 31, 2007 and 2006, $6 million and $12 million, respectively, is recorded in accounts payable and accrued expenses relating to the short-term portion of these derivatives and $27 million and $0, respectively, is recorded in other long-term liabilities related to the long-term portion.

Revenue Recognition

Revenues from residential and commercial video, high-speed Internet and telephone services are recognized when the related services are provided.  Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast.  Franchise fees imposed by local governmental authorities are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities.  Franchise fees of $177 million, $179 million, and $174 million for the years ended December 31, 2007, 2006, and 2005, respectively, are reported as revenues on a gross basis with a corresponding operating expense.  Sales taxes collected and remitted to state and local authorities are recorded on a net basis.

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2007	2006	2005

Video	$3,392	$3,349	$3,248
High-speed Internet	1,252	1,051	875
Telephone	343	135	36
Advertising sales	298	319	284
Commercial	341	305	266
Other	376	345	324

	$6,002	$5,504	$5,033

Programming Costs

The Company has various contracts to obtain analog, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer.  The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition.  Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers.  Certain programming contracts contain launch incentives to be paid by the programmers.  The Company receives these payments related to the activation of the programmer’s cable television channel and recognizes the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense.  This offset to programming expense was $22 million, $32 million, and $41 million for the years ended December 31, 2007, 2006, and 2005, respectively.  Programming costs included in the accompanying statement of operations were $1.6 billion, $1.5 billion, and $1.4 billion for the years ended December 31, 2007, 2006, and 2005, respectively.  As of December 31, 2007 and 2006, the deferred amounts of launch incentives, included in other long-term liabilities, were $65 million and $67 million, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred.  Such advertising expense was $187 million, $131 million, and $94 million for the years ended December 31, 2007, 2006, and 2005, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Multiple-element Transactions

In the normal course of business, the Company enters into multiple-element transactions where it is simultaneously both a customer and a vendor with the same counterparty or in which it purchases multiple products and/or services, or settles outstanding items contemporaneous with the purchase of a product or service from a single counterparty.  Transactions, although negotiated contemporaneously, may be documented in one or more contracts.  The Company’s policy for accounting for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold.  In determining the fair value of the respective elements, the Company refers to quoted market prices (where available), historical transactions or comparable cash transactions.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share – Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  Because the Company adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the revised standard did not have a material impact on its financial statements.  The Company recorded $18 million, $13 million, and $14 million of option compensation expense which is included in general and administrative expenses for the years ended December 31, 2007, 2006, and 2005, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for grants during the years ended December 31, 2007, 2006, and 2005, respectively; risk-free interest rates of 4.6%, 4.6%, and 4.0%; expected volatility of 70.3%, 87.3%, and 70.9% based on historical volatility; and expected lives of 6.3 years, 6.3 years, and 4.5 years, respectively.  The valuations assume no dividends are paid.

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

Minority Interest

Minority interest on the consolidated balance sheets represents preferred membership interests in CC VIII, LLC (“CC VIII”), an indirect subsidiary of Charter held by Mr. Paul G. Allen.  Minority interest totaled $199 million and $192 million as of December 31, 2007 and 2006, respectively, on the accompanying consolidated balance sheets.

Reported losses allocated to minority interest on the statement of operations reflect the minority interests in CC VIII.  Because minority interest in Charter Holdco was eliminated, Charter absorbs all losses before income taxes that otherwise would have been allocated to minority interest (see Note 11).

Loss per Common Share

Basic loss per common share is computed by dividing the net loss applicable to common stock by 368,240,608 shares, 331,941,788 shares, and 310,209,047 shares for the years ended December 31, 2007, 2006, and 2005, representing the weighted-average common shares outstanding during the respective periods.  Diluted loss per common share equals basic loss per common share for the periods presented, as the effect of stock options and other convertible securities are antidilutive because the Company incurred net losses.  All membership units of Charter Holdco are exchangeable on a one-for-one basis into common stock of Charter at the option of the holders.  As of

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

December 31, 2007, Charter Holdco had 737,408,499 membership units outstanding.  Should the holders exchange units for shares, the effect would not be dilutive to earnings per share because the Company incurred net losses.

The 24.8 million and 39.8 million shares outstanding as of December 31, 2007 and 2006, respectively, pursuant to the share lending agreement described in Note 13 are required to be returned, in accordance with the contractual arrangement, and are treated in basic and diluted earnings per share as if they were already returned and retired.  Consequently, there is no impact of the shares of common stock lent under the share lending agreement in the earnings per share calculation.

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

In 2006, the Company sold certain cable television systems serving approximately 356,000 video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million.  The Company used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of the Company’s credit facilities.  These cable systems met the criteria for assets held for sale.  As such, the assets were written down to fair value less estimated costs to sell, resulting in asset impairment charges during the year ended December 31, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction.  The Company determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations.  Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax, for the year ended December 31, 2006, including a gain of $200 million on the sale of cable systems.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Summarized consolidated financial information for the years ended December 31, 2006 and 2005 for the West Virginia and Virginia cable systems is as follows:

	Year Ended December 31,
	2006	2005

Revenues	$109	$221
Income before income taxes	$238	$39
Income tax expense	$(22)	$(3)
Net income	$216	$36
Earnings per common share, basic and diluted	$0.65	$0.12

In 2007, 2006, and 2005, the Company recorded asset impairment charges of $56 million, $60 million, and $39 million, respectively, related to other cable systems meeting the criteria of assets held for sale.

5.	Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2007	2006	2005

Balance, beginning of year	$16	$17	$15
Charged to expense	107	89	76
Uncollected balances written off, net of recoveries	(105)	(90)	(74)

Balance, end of year	$18	$16	$17

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2007 and 2006:

	2007	2006

Cable distribution systems	$6,697	$6,415
Customer equipment and installations	3,740	3,428
Vehicles and equipment	257	254
Buildings and leasehold improvements	483	498
Furniture, fixtures and equipment	388	397

	11,565	10,992
Less: accumulated depreciation	(6,462)	(5,775)

	$5,103	$5,217

The Company has adjusted the historical cost basis and related accumulated depreciation as of December 31, 2007 and 2006 to reflect estimated asset retirements through December 31, 2007 and 2006, respectively.  No gain or loss was recorded on these retirements.

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future.  A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.  In 2007, the Company changed the useful lives of

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

certain property, plant, and equipment based on technological changes.  The change in useful lives reduced depreciation expense by approximately $8 million during 2007.

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $1.3 billion, $1.3 billion, and $1.4 billion, respectively.

7.	Franchises and Goodwill

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets.  Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances.  The Company’s impairment assessment as of October 1, 2007 did not indicate impairment; however upon completion of its 2008 budgeting process in December 2007, the Company determined that a triggering event requiring a reassessment of franchise values had occurred.  Largely driven by increased competition being experienced by the Company and its peers, the Company lowered its projected revenue and expense growth rates and increased its projected capital expenditures, and accordingly revised its estimates of future cash flows as compared to those used in prior valuations.  As a result, the Company recorded $178 million of impairment for the year ended December 31, 2007. The valuations completed at October 1, 2006 and 2005 showed franchise values in excess of book value, and thus resulted in no impairments.  Franchises are aggregated into essentially inseparable asset groups to conduct the valuations.  The asset groups generally represent geographical clustering of the Company’s cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.

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

Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers.  The present value of these after-tax cash flows yields the fair value of the customer relationships.  Substantially all acquisitions occurred prior to January 1, 2002.  The Company did not record any value associated with the customer relationship intangibles related to those acquisitions.  For acquisitions subsequent to January 1, 2002 the Company did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

As of December 31, 2007 and 2006, indefinite-lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$8,929	$--	$8,929	$9,207	$--	$9,207
Goodwill	67	--	67	61	--	61

	$8,996	$--	$8,996	$9,268	$--	$9,268
Finite-lived intangible assets:
Franchises with finite lives	$23	$10	$13	$23	$7	$16

For the year ended December 31, 2007, the net carrying amount of indefinite-lived franchises was reduced by $178 million as a result of the impairment of franchises discussed above, $77 million related to cable asset sales completed in 2007, and $56 million as a result of the asset impairment charges recorded related to these cable asset sales.  These decreases were offset by $33 million of franchises added as a result of acquisitions of cable assets.  For the year ended December 31, 2006, the net carrying amount of indefinite-lived and finite-lived franchises was reduced by $452 million and $2 million, respectively, related to cable asset sales completed in 2006 and indefinite-lived franchises were further reduced by $147 million as a result of the asset impairment charges recorded related to these cable asset sales.

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals.  Franchise amortization expense for the years ended December 31, 2007, 2006, and 2005 was $3 million, $2 million, and $4 million, respectively.  The Company expects that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

For the year ended December 31, 2007 and 2006, the net carrying amount of goodwill increased $6 million and $9 million, respectively, as a result of the Company’s purchase of certain cable systems in 2007 and 2006.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2007 and 2006:

	2007	2006

Accounts payable – trade	$127	$92
Accrued capital expenditures	95	97
Accrued expenses:
Interest	418	410
Programming costs	273	268
Franchise related fees	66	68
Compensation	116	110
Other	237	253

	$1,332	$1,298

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

9.	Long-Term Debt

Long-term debt consists of the following as of December 31, 2007 and 2006:

	2007		2006
	Principal	Accreted	Principal	Accreted
	Amount	Value	Amount	Value

Long-Term Debt
Charter Communications, Inc.:
5.875% convertible senior notes due November 16, 2009	$49	$49	$413	$408
6.50% convertible senior notes due October 1, 2027	479	353	--	--
Charter Holdings:
8.250% senior notes due April 1, 2007	--	--	105	105
8.625% senior notes due April 1, 2009	--	--	187	187
10.000% senior notes due April 1, 2009	88	88	105	105
10.750% senior notes due October 1, 2009	63	63	71	71
9.625% senior notes due November 15, 2009	37	37	52	52
10.250% senior notes due January 15, 2010	18	18	32	32
11.750% senior discount notes due January 15, 2010	16	16	21	21
11.125% senior notes due January 15, 2011	47	47	52	52
13.500% senior discount notes due January 15, 2011	60	60	62	62
9.920% senior discount notes due April 1, 2011	51	51	63	63
10.000% senior notes due May 15, 2011	69	69	71	71
11.750% senior discount notes due May 15, 2011	54	54	55	55
12.125% senior discount notes due January 15, 2012	75	75	91	91
CIH:
11.125% senior notes due January 15, 2014	151	151	151	151
13.500% senior discount notes due January 15, 2014	581	581	581	581
9.920% senior discount notes due April 1, 2014	471	471	471	471
10.000% senior notes due May 15, 2014	299	299	299	299
11.750% senior discount notes due May 15, 2014	815	815	815	815
12.125% senior discount notes due January 15, 2015	217	217	217	216
CCH I:
11.000% senior notes due October 1, 2015	3,987	4,083	3,987	4,092
CCH II:
10.250% senior notes due September 15, 2010	2,198	2,192	2,198	2,190
10.250% senior notes due October 1, 2013	250	260	250	262
CCO Holdings:
Senior floating notes due December 15, 2010	--	--	550	550
8 3/4% senior notes due November 15, 2013	800	795	800	795
Credit facility	350	350	--	--
Charter Operating:
8.000% senior second-lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second-lien notes due April 30, 2014	770	770	770	770
Credit facilities	6,844	6,844	5,395	5,395

	$19,939	$19,908	$18,964	$19,062

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, certain of the notes are recorded for financial reporting purposes at values different from the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due).  As of December 31, 2007, the accreted value of the Company’s debt for legal purposes and notes indenture purposes is $19.9 billion.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Charter Convertible Notes

The Charter convertible notes rank equally with any of Charter’s future unsubordinated and unsecured indebtedness, but are structurally subordinated to all existing and future indebtedness and other liabilities of Charter’s subsidiaries.  As of December 31, 2007, there was $528 million in accreted value for legal purposes and notes indentures purposes.

The 5.875% convertible senior notes are convertible at any time at the option of the holder into shares of Class A common stock at an initial conversion rate of 413.2231 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $2.42 per share, subject to certain adjustments.  Specifically, the adjustments include anti-dilutive provisions, which cause adjustments to occur automatically based on the occurrence of specified events to provide protection rights to holders of the notes.  The conversion rate may also be increased (but not to exceed 462 shares per $1,000 principal amount of notes) upon a specified change of control transaction.  Additionally, Charter may elect to increase the conversion rate under certain circumstances when deemed appropriate, and subject to applicable limitations of the NASDAQ Global Select Market.

Charter may redeem the 5.875% convertible senior notes in whole or in part for cash at any time at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest, if any, but only if for any 20 trading days in any 30 consecutive trading day period the closing price has exceeded 150% of the conversion price.  Holders who convert 5.875% convertible senior notes that we have called for redemption shall receive the present value of the interest on the notes converted that would have been payable for the period from the redemption date through the scheduled maturity date for the notes, plus any accrued interest.

In September 2006, CCHC and CCH II completed the exchange of $450 million principal amount of Charter’s outstanding 5.875% senior convertible notes due 2009 for $188 million in cash, 45 million shares of Charter’s Class A common stock valued at $68 million and $146 million principal amount of 10.25% CCH II notes due 2010.  The convertible notes received in the exchange held by CCHC, were transferred to Charter Holdco in August 2007, and subsequently cancelled in November 2007.  The exchange resulted in a gain on extinguishment of debt of approximately $20 million for the year ended December 31, 2006, included in gain (loss) on extinguishment of debt and preferred stock on the Company’s consolidated statements of operations.

In October 2007, Charter Holdco completed a tender offer, in which $364 million of Charter’s 5.875% convertible senior notes due 2009 were accepted for $479 million of Charter’s 6.50% convertible senior notes due 2027.  The 6.50% convertible senior notes provide the holders with the right to require Charter to repurchase some or all of the 6.50% convertible senior notes for cash on October 1, 2012, 2017, and 2022 at a repurchase price equal to the principal amount plus accrued interest.  The tender offer resulted in a loss on extinguishment of debt of approximately $113 million for the year ended December 31, 2007, included in gain (loss) on extinguishment of debt and preferred stock on the Company’s consolidated statements of operations.

The 6.50% convertible senior notes are convertible into Class A common stock at the conversion rate of 293.3868 shares per $1,000 principal amount of notes which is equivalent to a conversion price of approximately $3.41 per share, subject to certain adjustments.  The adjustments include anti-dilution provisions, which cause adjustments to occur automatically based on the occurrence of specified events.  If certain transactions that constitute a change of control occur on or prior to October 1, 2012, under certain circumstances, Charter will increase the conversion rate by a number of additional shares for any conversion of 6.50% convertible senior notes in connection with such transactions.  The conversion rate may also be increased (but not to exceed 381 shares per $1,000 principal amount of notes) upon a specified change of control transaction.  Additionally, Charter may elect to increase the conversion rate under certain circumstances when deemed appropriate, and subject to applicable limitations of the NASDAQ Global Select Market.

Charter may redeem the 6.50% convertible senior notes in whole or in part for cash at any time at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, but only if for any 20 trading days in any 30 consecutive trading day period the closing price has exceeded 180% of the conversion price provided such 30 trading day period begins prior to October 1, 2010, or 150% of the conversion price provided such 30 trading

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

period begins thereafter and before October 1, 2012, or at the redemption price regardless of the closing price of Charter’s Class A common stock thereafter.  Holders who convert any 6.50% convertible senior notes prior to October 1, 2012 that Charter has called for redemption shall receive the present value of the interest on the notes converted that would have been payable for the period from the redemption date to, but excluding, October 1, 2012.

Certain provisions of the Company’s 6.50% convertible senior notes issued in October 2007 were considered embedded derivatives for accounting purposes and were required to be separately accounted for from the convertible senior notes.  At the time of issuance, the embedded derivative was valued at approximately $131 million which was bifurcated from the principal amount of the convertible senior notes and recorded in other long-term liabilities.  The convertible senior notes will accrete to face value over five years (the date holders can first require Charter to repurchase the notes) and the embedded derivative will be marked to market with gains or losses recorded as the change in value of derivatives on the Company’s consolidated statement of operations.

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

Except for the 10.00% notes due April 1, 2009, the 10.75% notes due October 1, 2009 and the 9.625% notes due November 15, 2009 which notes may not be redeemed prior to their respective maturity dates, the Charter Holdings notes may be redeemed at the option of Charter Holdings on or after varying dates, in each case at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, on or after varying dates in 2008 through 2010.

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

In September 2006, Charter Holdings, CCH I and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings for $250 million principal amount of new 10.25% CCH II notes due 2013 and $462 million principal amount of 11% CCH I notes due 2015.  The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.  The exchange resulted in a gain on extinguishment of debt of approximately $108 million for the year ended December 31, 2006, included in gain (loss) on extinguishment of debt and preferred stock on the Company’s consolidated statements of operations.

In April 2007, Charter Holdings completed a tender offer, in which $97 million of Charter Holdings’ notes were accepted in exchange for $100 million of total consideration, including premiums and accrued interest.  In addition, Charter Holdings redeemed $187 million of its 8.625% senior notes due April 1, 2009 and CCO Holdings redeemed $550 million of its senior floating rate notes due December 15, 2010.  These redemptions closed in April 2007.  The redemptions and tender resulted in a loss on extinguishment of debt of approximately $22 million for the year ended December 31, 2007, included in gain (loss) on extinguishment of debt and preferred stock on the Company’s consolidated statements of operations.

On April 1, 2007, $105 million of Charter Holdings 8.25% notes matured and were paid off with proceeds from the CCO Holdings credit facility.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

CCH I Holdings, LLC Notes

The CIH notes are senior debt obligations of CIH and CCH I Holdings Capital Corp.  They rank equally with all other current and future unsecured, unsubordinated obligations of CIH and CCH I Holdings Capital Corp.  The CIH notes are structurally subordinated to all obligations of subsidiaries of CIH, including the CCH I notes, the CCH II notes, the CCO Holdings notes, the Charter Operating notes and the Charter Operating credit facilities.  The CIH notes are guaranteed on a senior unsecured basis by Charter Holdings.  As of December 31, 2007, there was $2.5 billion in accreted value for legal purposes and notes indentures purposes.

The CIH notes may be redeemed at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, on or after varying dates generally in 2009 and 2010.

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

The CCH I notes are senior debt obligations of CCH I and CCH I Capital Corp.  To the extent of the value of the collateral, they rank senior to all of CCH I’s future unsecured senior indebtedness.  The CCH I notes are structurally subordinated to all obligations of subsidiaries of CCH I, including the CCH II notes, CCO Holdings notes, the Charter Operating notes and the Charter Operating credit facilities.  As of December 31, 2007, there was $4.0 billion in accreted value for legal purposes and notes indentures purposes.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

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

Prior to their redemption in April 2007, interest on the CCO Holdings senior floating rate notes accrued at the LIBOR rate (5.36% as of December 31, 2006) plus 4.125% annually, from the date interest was most recently paid.

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

Charter Operating may, at any time and from time to time, at their option, redeem the outstanding 8% second lien notes due 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on an 8% senior second-lien note due 2012 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such Note.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

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

CCO Holdings Credit Facility

In March 2007, CCO Holdings entered into a credit agreement among CCO Holdings, the several lenders from time to time that are parties thereto, Bank of America, N.A., as administrative agent, and certain other agents (the “CCO Holdings credit facility”).  The CCO Holdings credit facility consists of a $350 million term loan, which is fully drawn.  The term loan matures on September 6, 2014.  The CCO Holdings credit facility also allows the Company to enter into incremental term loans in the future, maturing on the dates set forth in the notices establishing such term loans, but no earlier than the maturity date of the existing term loans.  However, no assurance can be given that the Company could obtain such incremental term loans if CCO Holdings sought to do so.  Borrowings under the CCO Holdings credit facility bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin.  The applicable margin for LIBOR term loans, other than incremental loans, is 2.50% above LIBOR.  The applicable margin with respect to the incremental loans is to be agreed upon by CCO Holdings and the lenders when the incremental loans are established.  The CCO Holdings credit facility is secured by the equity interests of Charter Operating, and all proceeds thereof.

Charter Operating Credit Facilities

In March 2007, Charter Operating entered into the Charter Operating credit facilities which provide for a $1.5 billion senior secured revolving line of credit, a continuation of the existing $5.0 billion term loan facility (the “Existing Term Loan”), and a $1.5 billion new term loan facility (the “New Term Loan”), which was funded in March and April 2007.  The refinancing resulted in a loss on extinguishment of debt for the year ended December 31, 2007 of approximately $13 million included in gain (loss) on extinguishment of debt and preferred stock on the Company’s consolidated statements of operations.  Borrowings under the Charter Operating credit facilities bear interest at a variable interest rate based on either LIBOR or a base rate, plus in either case, an applicable margin.  The applicable margin for LIBOR loans under the New Term Loan and revolving loans is 2.00% above LIBOR.  The revolving line of credit commitments terminate in March 2013.  The Existing Term Loan and the New Term Loan are subject to amortization at 1% of their initial principal amount per annum commencing on March 31, 2008 with the remaining principal amount of the New Term Loan due in March 2014.  The Charter Operating credit facilities also modified the quarterly consolidated leverage ratio to be less restrictive.

The Charter Operating credit facilities provide borrowing availability of up to $8.0 billion as follows:

•
a term loan with a total principal amount of $6.5 billion, which is repayable in equal quarterly installments, commencing March 31, 2008, and aggregating in each loan year to 1% of the original amount of the term loan, with the remaining balance due at final maturity on March 6, 2014; and

•	a revolving line of credit of $1.5 billion, with a maturity date on March 6, 2013.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

The Charter Operating credit facilities also allow the Company to enter into incremental term loans in the future with an aggregate amount of up to $1.0 billion, with amortization as set forth in the notices establishing such term loans, but with no amortization greater than 1% prior to the final maturity of the existing term loan.  However, no assurance can be given that such incremental term loans could be obtained if Charter Operating sought to do so.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate (4.87% to 5.24% as of December 31, 2007 and 5.36% to 5.38% as of December 31, 2006), as defined, plus a margin for Eurodollar loans of up to 2.00% for the revolving credit facility and 2.00% for the term loan, and quarterly commitment fee of 0.5% per annum is payable on the average daily unborrowed balance of the revolving credit facility.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for certain subsidiaries, including immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries”).  The Obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

As of December 31, 2007, outstanding borrowings under the Charter Operating credit facilities were approximately $6.8 billion and the unused total potential availability was approximately $1.0 billion, none of which was limited by covenant restrictions.

Credit Facilities — Restrictive Covenants

Charter Operating Credit Facilities

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type.  The financial covenants measure performance against standards set for leverage to be tested as of the end of each quarter.  Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter convertible notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, the CCO Holdings credit facility, and the Charter Operating senior second-lien notes, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities.  Conditions to future borrowings include absence of a default or an event of default under the Charter Operating credit facilities, and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2005 of any event, development, or circumstance that has had or could reasonably be expected to have a material adverse effect on the Company’s business.

The events of default under the Charter Operating credit facilities include, among other things:

•	the failure to make payments when due or within the applicable grace period,
•	the failure to comply with specified covenants, including but not limited to a covenant to deliver audited financial statements with an unqualified opinion from the Company’s independent accountants,
•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in amounts in excess of $100 million in aggregate principal amount,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

•	the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,
•
Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the “Paul Allen Group”) ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating,

•
the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating, and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes.  The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the CCI convertible senior notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

Based upon outstanding indebtedness as of December 31, 2007, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, total future principal payments on the total borrowings under all debt agreements as of December 31, 2007, are as follows:

Year	Amount

2008	$65
2009	302
2010	2,296
2011	347
2012	1,719
Thereafter	15,210

$19,939

For the amounts of debt scheduled to mature during 2008, it is management’s intent to fund the repayments from borrowings on the Company’s revolving credit facility.  The accompanying consolidated balance sheets reflect this intent by presenting all debt balances as long-term while the table above reflects actual debt maturities as of the stated date.

10.	Note Payable – Related Party

In October 2005, CCHC issued a subordinated exchangeable note (the “CCHC Note”) to Charter Investment, Inc. (“CII”).  The CCHC Note has a 15-year maturity.  The CCHC Note has an initial accreted value of $48 million accreting at 14% compounded quarterly, except that from and after February 28, 2009, CCHC may pay any increase in the accreted value of the CCHC Note in cash and the accreted value of the CCHC Note will not increase to the extent such amount is paid in cash.  The CCHC Note is exchangeable at CII’s option, at any time, for Charter Holdco Class A Common units at a rate equal to the then accreted value, divided by $2.00 (the “Exchange Rate”).  Customary anti-dilution protections have been provided that could cause future changes to the Exchange Rate.  Additionally, the Charter Holdco Class A Common units received will be exchangeable by the holder into Charter

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Class B common stock in accordance with existing agreements between CII, Charter and certain other parties signatory thereto.  Beginning March 1, 2009, if the closing price of Charter common stock is at or above the Exchange Rate for 20 trading days within any 30 consecutive trading day period, Charter Holdco may require the exchange of the CCHC Note for Charter Holdco Class A Common units at the Exchange Rate.  Additionally, CCHC has the right to redeem the CCHC note from and after February 28, 2009 for cash in an amount equal to the then accreted value.  CCHC has the right to redeem the CCHC Note upon certain change of control events for cash in an amount equal to the then accreted value, such amount, if redeemed prior to February 28, 2009, would also include a make whole up to the accreted value through February 28, 2009.  CCHC must redeem the CCHC Note at its maturity for cash in an amount equal to the initial stated value plus the accreted return through maturity.  The accreted value of the CCHC Note as of December 31, 2007 and 2006 is $65 million and $57 million, respectively.  If not redeemed prior to maturity in 2020, $380 million would be due under this note.

11.	Minority Interest and Equity Interest of Charter Holdco

Charter is a holding company whose primary assets are a controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems, and $528 million and $413 million at December 31, 2007 and 2006, respectively, of mirror notes payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s 5.875% and 6.50% convertible senior notes.  Minority interest on the Company’s consolidated balance sheets as of December 31, 2007 and 2006 represents Mr. Allen’s, Charter’s chairman and controlling shareholder, 5.6% preferred membership interests in CC VIII, an indirect subsidiary of Charter Holdco, of $199 million and $192 million, respectively.

Minority interest historically included the portion of Charter Holdco’s member’s equity not owned by Charter.  However, members’ deficit of Charter Holdco was $7.3 billion, $5.9 billion, and $4.8 billion as of December 31, 2007, 2006, and 2005, respectively, thus minority interest in Charter Holdco has been eliminated.  Minority ownership, for accounting purposes, was 48%, 48%, and 52% as of December 31, 2007, 2006, and 2005, respectively.  Because minority interest in Charter Holdco is substantially eliminated, Charter absorbs all losses of Charter Holdco.  Subject to any changes in Charter Holdco’s capital structure, future losses will continue to be absorbed by Charter for GAAP purposes.  Changes to minority interest consist of the following for the periods presented:

Minority
Interest

Balance, December 31, 2004	$648
Minority interest in loss of subsidiary	(1)
CC VIII settlement – exchange of interests	(467)
Changes in fair value of interest rate agreements and other	8

Balance, December 31, 2005	188
Minority interest in income of subsidiary	4

Balance, December 31, 2006	192
Minority interest in income of subsidiary	7

Balance, December 31, 2007	$199

In connection with the issuance of the 6.50% convertible senior notes described in Note 6, Charter entered into certain agreements with Charter Holdco to provide for the issuance of $479 million original principal amount of a 6.50% mirror convertible senior note due 2027 of Charter Holdco (the “Mirror Note”) to Charter.  These agreements facilitated compliance with the certificate of incorporation of Charter and the governing documents of Charter Holdco regarding the required issuance of mirror securities by Charter Holdco.  The terms of the Mirror Note mirror the terms of the 6.50% convertible senior notes.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

12.	Preferred Stock – Redeemable

In November 2005, Charter repurchased 508,546 shares of its Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) for an aggregate purchase price of approximately $31 million (or $60 per share).  The shares had liquidation preference of approximately $51 million and had accrued but unpaid dividends of approximately $3 million resulting in a gain of approximately $23 million for the year ended December 31, 2005 recorded in gain (loss) on extinguishment of debt and preferred stock in the Company’s consolidated statements of operations.  Following the repurchase, 36,713 shares of preferred stock remained outstanding.  The remaining Preferred Stock is redeemable by Charter at its option and must be redeemed by Charter at any time upon a change of control, or if not previously redeemed or converted, on August 31, 2008.  The Preferred Stock is convertible, in whole or in part, at the option of the holders through August 31, 2008, into shares of common stock, at an initial conversion price of $24.71 per share of common stock, subject to certain customary adjustments.

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

The following table summarizes our share activity for the three years ended December 31, 2007:

	Class A	Class B
	Common	Common
	Stock	Stock

BALANCE, January 1, 2005	305,203,770	50,000
Option exercises	19,717	--
Restricted stock issuances, net of cancellations	2,669,884	--
Issuances pursuant to share lending agreement	94,911,300	--
Issuance of shares in Securities Class Action settlement	13,400,000	--

BALANCE, December 31, 2005	416,204,671	50,000
Option exercises	1,046,540	--
Restricted stock issuances, net of cancellations	809,474	--
Issuances pursuant to share lending agreement	22,038,000	--
Returns pursuant to share lending agreement	(77,104,100)	--
Issuances in exchange for convertible notes	45,000,000	--

BALANCE, December 31, 2006	407,994,585	50,000
Option exercises	2,724,271	--
Restricted stock issuances, net of cancellations	2,507,612	--
Returns pursuant to share lending agreement	(15,000,000)	--

BALANCE, December 31, 2007	398,226,468	50,000

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Charter issued 45 million shares of Class A Common Stock in September 2006 in connection with the Charter, CCHC and CCH II exchange.  See Note 9.

Charter issued 22.0 million and 94.9 million shares of Class A common stock during 2006 and 2005, respectively, in public offerings.  The shares were issued pursuant to the share lending agreement, pursuant to which Charter had previously agreed to loan up to 150 million shares to Citigroup Global Markets Limited ("CGML").  As of December 31, 2007, 92.1 million shares had been returned under the share lending agreement.

These offerings of Charter’s Class A common stock were conducted to facilitate transactions by which investors in Charter’s 5.875% convertible senior notes due 2009, issued on November 22, 2004, hedged their investments in the convertible senior notes.  Charter did not receive any of the proceeds from the sale of this Class A common stock.  However, under the share lending agreement, Charter received a loan fee of $.001 for each share that it lends to CGML.  In connection with the October 2007 tender offer, Charter amended the share lending agreement to allow for the borrowed shares to remain outstanding through the maturity of the new convertible notes.

The issuance of 116.9 million shares pursuant to this share lending agreement is essentially analogous to a sale of shares coupled with a forward contract for the reacquisition of the shares at a future date.  An instrument that requires physical settlement by repurchase of a fixed number of shares in exchange for cash is considered a forward purchase instrument.  While the share lending agreement does not require a cash payment upon return of the shares, physical settlement is required (i.e., the shares borrowed must be returned at the end of the arrangement).  The fair value of the 24.8 million loaned shares outstanding is approximately $29.1 million as of December 31, 2007.  However, the net effect on shareholders’ deficit of the shares lent pursuant to the share lending agreement, which includes Charter’s requirement to lend the shares and the counterparties’ requirement to return the shares, is de minimis and represents the cash received upon lending of the shares and is equal to the par value of the common stock to be issued.

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

The Rights Plan was adopted in an attempt to protect against a possible limitation on Charter’s ability to use its net operating loss carryforwards, which could significantly impair the value of that asset.  See Note 22.  The Rights Plan is intended to act as a deterrent to any person or group from acquiring 5.0% or more of Charter’s Class A common stock or any person or group holding 5.0% or more of Charter’s Class A common stock (“Acquiring Person”) from acquiring more shares without the approval of Charter’s board of directors.  The Rights will not be exercisable until 10 days after a public announcement by Charter that a person or group has become an Acquiring Person.  Upon such a triggering event, except as may be determined by Charter’s board of directors, with the consent of the holders of the majority of the Class B common stock, all outstanding, valid, and exercisable Rights, except for those Rights held by any Acquiring Person, will be exchanged for 2.5 shares of Class A common stock and/or Class B common stock, as applicable, or an equivalent security.  If Charter’s board of directors and holders of the Class B common stock determine that such an exchange does not occur upon such a triggering event, all holders of Rights, except any Acquiring Person, may exercise their Rights upon payment of the purchase price to purchase five shares of Charter’s Class A common stock and/or Class B common stock, as applicable (or other securities or assets as determined by Charter’s board of directors) at a 50% discount to the then current market price.  The Rights and Rights Agreement will expire on December 31, 2008, if not terminated earlier.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

15.	Comprehensive Loss

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive income (loss).  Comprehensive loss for the years ended December 31, 2007, 2006, and 2005 was $1.7 billion, $1.4 billion, and $961 million, respectively.

16.	Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate derivative instruments, including but not limited to interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates.  The Company’s policy is to manage its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

The Company’s hedging policy does not permit it to hold or issue derivative instruments for speculative trading purposes.  The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the years ended December 31, 2007, 2006, and 2005, change in value of derivatives includes gains of $0, $2 million, and $3 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements.  This ineffectiveness arises from differences between critical terms of the agreements and the related hedged obligations.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria specified by SFAS No. 133 are reported in accumulated other comprehensive income (loss).  For the years ended December 31, 2007, 2006, and 2005, losses of $123 million and $1 million, and a gain of $16 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive income (loss).  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in the Company’s consolidated statement of operations.  For the years ended December 31, 2007, 2006, and 2005, change in value of derivatives includes losses of $46 million, and gains of $4 million, and $47 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

As of December 31, 2007, 2006, and 2005, the Company had outstanding $4.3 billion, $1.7 billion, and $1.8 billion, and $0, $0, and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

17.	Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2007 and 2006 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

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

The estimated fair value of the Company’s notes and interest rate agreements at December 31, 2007 and 2006 are based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

A summary of the carrying value and fair value of the Company’s debt and related interest rate agreements at December 31, 2007 and 2006 is as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
Charter convertible notes	$402	$332	$408	$576
Charter Holdings debt	578	471	967	932
CIH debt	2,534	1,627	2,533	2,294
CCH I debt	4,083	3,225	4,092	4,104
CCH II debt	2,452	2,390	2,452	2,575
CCO Holdings debt	795	761	1,345	1,391
Charter Operating debt	1,870	1,807	1,870	1,943
Credit facilities	7,194	6,723	5,395	5,418
Interest Rate Agreements
Assets (Liabilities)
Swaps	(169)	(169)	--	--

The weighted average interest pay rate for the Company’s interest rate swap agreements was 4.93% and 4.87% at December 31, 2007 and 2006, respectively.

18.	Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the years presented:

	Year Ended December 31,
	2007	2006	2005

(Gain) loss on sale of assets, net	$(3)	$8	$6
Hurricane asset retirement loss	--	--	19
Special charges, net	(14)	13	7

	$(17)	$21	$32

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets represents the (gain) loss recognized on the sale of fixed assets and cable systems.

Hurricane asset retirement loss

For the year ended December 31, 2005, hurricane asset retirement loss represents the write off of $19 million of the Company’s plants’ net book value as a result of significant plant damage suffered by certain of the Company’s cable systems in Louisiana as a result of hurricanes Katrina and Rita.

Special charges, net

Special charges, net for the year ended December 31, 2007 primarily represents favorable legal settlements of approximately $20 million offset by severance associated with the closing of call centers and divisional restructuring.  Special charges, net for the year ended December 31, 2006 primarily represent severance associated with the closing of call centers and divisional restructuring.  Special charges, net for the year ended December 31, 2005 primarily represent severance costs as a result of reducing workforce, consolidating administrative offices and executive severance.  For the year ended December 31, 2005, special charges, net were offset by approximately $2 million related to an agreed upon discount in respect of the portion of settlement consideration payable under the settlement terms of class action lawsuits.

19.	Gain (loss) on extinguishment of debt and preferred stock

	Year Ended December 31,
	2007	2006	2005

Charter Holdings and CCO Holdings debt exchanges	$(22)	$108	$500
Charter Operating credit facilities refinancing	(13)	(27)	--
Charter convertible note repurchases / exchanges	(113)	20	3
Charter preferred stock repurchase	--	--	23
CC V Holdings notes repurchase	--	--	(5)

	$(148)	$101	$521

See Note 9 for discussion of 2007 and 2006 debt transactions.

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

In March 2005, all of CC V Holdings, LLC’s outstanding 11.875% senior discount notes due 2008 were redeemed at a total cost of $122 million, resulting in a loss of extinguishment of debt of approximately $5 million.

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
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

During the year ended December 31, 2005, the Company repurchased, in private transactions, from a small number of institutional holders, a total of $136 million principal amount of its 4.75% convertible senior notes due 2006, resulting in a gain on debt extinguishment of approximately $3 million.

20.	Other Income (Expense), Net

Other income (expense), net consists of the following for years presented:

	Year Ended December 31,
	2007	2006	2005

Minority interest (Note 11)	$(7)	$(4)	$1
Gain (loss) on investment (Note 3)	--	16	22
Other, net	(1)	2	--

	$(8)	$14	$23

21.	Stock Compensation Plans

The Company has stock compensation plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 20.0 million shares of Charter Class A common stock), as each term is defined in the Plans.  Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the Plans.  Options granted generally vest over four years from the grant date, with 25% generally vesting on the anniversary of the grant date and ratably thereafter.  Generally, options expire 10 years from the grant date.  The 2001 Stock Incentive Plan allows for the issuance of up to a total of 90.0 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).

In the years ended December 31, 2007, 2006, and 2005, certain directors were awarded a total of 0.2 million, 0.6 million, and 0.5 million shares, respectively, of restricted Class A common stock of which no shares had been cancelled as of December 31, 2007.  The shares vest one year from the date of grant.  In 2007, 2006, and 2005, in connection with new employment agreements, certain officers were awarded 2.3 million, 0.1 million, and 3.0 million shares, respectively, of restricted Class A common stock of which no shares had been cancelled as of December 31, 2007.  The shares vest annually over a one to three-year period beginning from the date of grant.  As of December 31, 2007, deferred compensation remaining to be recognized in future periods totaled $8 million.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

A summary of the activity for the Company’s stock options, excluding granted shares of restricted Class A common stock, for the years ended December 31, 2007, 2006, and 2005, is as follows (amounts in thousands, except per share data):

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of period	26,403	$3.88	29,127	$4.47	24,835	$6.57
Granted	4,549	2.77	6,065	1.28	10,810	1.36
Exercised	(2,759)	1.57	(1,049)	1.41	(17)	1.11
Cancelled	(2,511)	2.98	(7,740)	4.39	(6,501)	7.40

Options outstanding, end of period	25,682	$4.02	26,403	$3.88	29,127	$4.47

Weighted average remaining contractual life	7 years		8 years		8 years

Options exercisable, end of period	13,119	$5.88	10,984	$6.62	9,999	$7.80

Weighted average fair value of options granted	$1.86		$0.96		$0.65

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2007 (amounts in thousands, except per share data):

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
				Average	Weighted-		Average	Weighted-
				Remaining	Average		Remaining	Average
Range of			Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Life	Price

$1.00	—	$1.36	8,915	8 years	$1.17	3,097	8 years	$1.17
$1.53	—	$1.96	3,270	7 years	1.55	1,752	7 years	1.55
$2.66	—	$3.35	5,712	8 years	2.89	1,372	6 years	2.93
$4.30	—	$5.17	4,684	6 years	5.00	3,798	6 years	4.99
$9.13	—	$12.27	1,406	4 years	10.95	1,406	4 years	10.95
$13.96	—	$20.73	1,433	2 years	18.49	1,433	2 years	18.49
$21.20	—	$23.09	262	3 years	22.84	262	3 years	22.84

In January 2004, the Compensation and Benefits Committee of the board of directors of Charter approved Charter's Long-Term Incentive Program (“LTIP”), which is a program administered under the 2001 Stock Incentive Plan.  Under the LTIP, employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees are eligible to receive stock options and performance units.  The stock options vest 25% on each of the first four anniversaries of the date of grant.  The performance units become performance shares on or about the first anniversary of the grant date, conditional upon Charter's performance against financial performance measures established by Charter’s management and approved by its board of directors as of the time of the award.  The performance shares become shares of Class A common stock on the third anniversary of the grant date of the performance units.  Charter granted 15.8 million and 12.2 million performance units in the years ended December 31, 2007 and 2006, respectively, under this program, and recognized expense of $10 million and $4 million, respectively.  In 2005, Charter granted 3.2 million performance units under this program but did not recognize any expense, based on the Company’s assessment of the probability

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

of achieving the financial performance measures established by Charter and required to be met for the performance units to vest.  In February 2006, the Compensation and Benefits Committee of Charter’s board of directors approved a modification to the financial performance measures under Charter's LTIP required to be met for the 2005 performance units to become performance shares which vest in March 2008.  Such expense is being recognized over the remaining two year service period.

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

Because the respective capital account balance of each of Vulcan Cable and CII was reduced to zero by December 31, 2002, certain net tax losses of Charter Holdco that were to be allocated for 2002, 2003, 2004 and 2005, to Vulcan Cable and CII instead have been allocated to Charter (the “Regulatory Allocations”).  As a result of the allocation of net tax losses to Charter in 2005, Charter’s capital account balance was reduced to zero during 2005.  The LLC Agreement provides that once the capital account balances of all members have been reduced to zero, net tax losses are to be allocated to Charter, Vulcan Cable and CII based generally on their respective percentage ownership of outstanding common units.  Such allocations are also considered to be Regulatory Allocations.  The LLC Agreement further provides that, to the extent possible, the effect of the Regulatory Allocations is to be offset over time pursuant to certain curative allocation provisions (the “Curative Allocation Provisions”) so that, after certain offsetting adjustments are made, each member's capital account balance is equal to the capital account balance such member would have had if the Regulatory Allocations had not been part of the LLC Agreement.  The cumulative amount of the actual tax losses allocated to Charter as a result of the Regulatory Allocations in excess of the amount of tax losses that would have been allocated to Charter had the Regulatory Allocations not been part of the LLC Agreement through the year ended December 31, 2007 is approximately $4.1 billion.

As a result of the Special Loss Allocations and the Regulatory Allocations referred to above (and their interaction with the allocations related to assets contributed to Charter Holdco with differences between book and tax basis), the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

cumulative amount of losses of Charter Holdco allocated to Vulcan Cable and CII is in excess of the amount that would have been allocated to such entities if the losses of Charter Holdco had been allocated among its members in proportion to their respective percentage ownership of Charter Holdco common membership units.  The cumulative amount of such excess losses was approximately $1.0 billion through December 31, 2007.

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

In addition, under their exchange agreement with Charter, Vulcan Cable and CII have the right at any time to exchange some or all of their membership units in Charter Holdco for Charter’s Class B common stock, be merged with Charter in exchange for Charter’s Class B common stock, or be acquired by Charter in a non-taxable reorganization in exchange for Charter’s Class B common stock.  If such an exchange were to take place prior to the date that the Special Profit Allocation provisions had fully offset the Special Loss Allocations, Vulcan Cable and CII could elect to cause Charter Holdco to make the remaining Special Profit Allocations to Vulcan Cable and CII immediately prior to the consummation of the exchange.  In the event Vulcan Cable and CII choose not to make such election or to the extent such allocations are not possible, Charter would then be allocated tax profits attributable to the membership units received in such exchange pursuant to the Special Profit Allocation provisions.  Mr. Allen has generally agreed to reimburse Charter for any incremental income taxes that Charter would owe as a result of such an exchange and any resulting future Special Profit Allocations to Charter.  The ability of Charter to utilize net operating loss carryforwards is potentially subject to certain limitations as discussed below.  If Charter were to become subject to certain limitations (whether as a result of an exchange described above or otherwise), and as a result were to owe taxes resulting from the Special Profit Allocations, then Mr. Allen may not be obligated to reimburse Charter for such income taxes.

For the years ended December 31, 2007, 2006, and 2005, the Company recorded deferred income tax expense and benefits as shown below.  The income tax expense is recognized through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries.  The income tax benefits were realized through reductions in the deferred tax liabilities related to Charter’s investment in Charter Holdco, as well as the deferred tax liabilities of certain of Charter’s indirect corporate subsidiaries.  Tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Current and deferred income tax benefit (expense) is as follows:

	December 31,
	2007	2006	2005
Current expense:
Federal income taxes	$(3)	$(2)	$(2)
State income taxes	(8)	(5)	(4)

Current income tax expense	(11)	(7)	(6)

Deferred expense:
Federal income taxes	(188)	(177)	(95)
State income taxes	(10)	(25)	(14)

Deferred income tax expense	(198)	(202)	(109)

Total income expense	$(209)	$(209)	$(115)

A portion of income tax expense was recorded as a reduction of income (loss) from discontinued operations in the years ended December 31, 2006 and 2005.  See Note 4.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35%, and average state income tax rate of 5.3% for the year ended December 31, 2007 and 5% for the years ended December 31, 2006 and 2005 as follows:

	December 31,
	2007	2006	2005

Statutory federal income taxes	$493	$407	$298
Statutory state income taxes, net	74	58	43
Franchises	(198)	(202)	(109)
Valuation allowance provided and other	(578)	(472)	(347)

	(209)	(209)	(115)

Less: discontinued operations	--	22	3

Income tax expense	$(209)	$(187)	$(112)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 which are included in long-term liabilities are presented below.

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$3,155	$2,689
Investment in Charter Holdco	1,888	1,955
Other	19	5

Total gross deferred tax assets	5,062	4,649
Less: valuation allowance	(4,786)	(4,200)

Deferred tax assets	$276	$449

Deferred tax liabilities:
Investment in Charter Holdco	$(707)	$(737)
Indirect Corporate Subsidiaries:
Property, plant & equipment	(29)	(31)
Franchises	(205)	(195)

Deferred tax liabilities	(941)	(963)

Net deferred tax liabilities	$(665)	$(514)

As of December 31, 2007, the Company has deferred tax assets of $5.1 billion, which include $1.9 billion of financial losses in excess of tax losses allocated to Charter from Charter Holdco.  The deferred tax assets also include $3.2 billion of tax net operating loss carryforwards (generally expiring in years 2008 through 2027) of Charter and its indirect corporate subsidiaries.  Valuation allowances of $4.8 billion exist with respect to these deferred tax assets of which $2.9 billion relate to the tax net operating loss carryforwards.

The amount of any benefit from the Company’s tax net operating losses is dependent on:  (1) Charter and its subsidiaries’ ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income.  Any future “ownership changes” of Charter's common stock, as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income the Company may generate.  Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate the Company’s ability to use a substantial portion of its net operating losses to offset future taxable income.  Although the Company has adopted the Rights Plan as an attempt to protect against an “ownership change,” certain transactions and the timing of such transactions could cause an ownership change including, but not limited to, the following: The issuance of shares of common stock upon future conversion of Charter’s convertible senior notes; reacquisition of the shares borrowed under the share lending agreement by Charter (of which 24.8 million were outstanding as of December 31, 2007); or acquisitions or sales of shares by certain holders of Charter’s shares, including persons who have held, currently hold, or accumulate in the future five percent or more of Charter’s outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into CCI common stock).  Many of the foregoing transactions, including whether Mr. Allen exchanges his Charter Holdco units, are beyond management’s control.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

The total valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $4.8 billion and $4.2 billion, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.

Charter and Charter Holdco are currently under examination by the Internal Revenue Service for the tax years ending December 31, 2004 and 2005.  Management does not expect the results of these examinations to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  The adoption of FIN 48 resulted in a deferred tax benefit of $56 million related to a settlement with Mr. Allen regarding ownership of the CC VIII preferred membership interests, which was recognized as a cumulative adjustment to the accumulated deficit in the first quarter of 2007.  The Company has not taken any significant positions that it believes would not meet the “more likely than not” criteria and require disclosure.

23.	Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved.  Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

Charter is a holding company and its principal assets are its equity interest in Charter Holdco and certain mirror notes payable by Charter Holdco to Charter and mirror preferred units held by Charter, which have the same principal amount and terms as those of Charter’s convertible senior notes and Charter’s outstanding preferred stock.  In 2007, 2006, and 2005, Charter Holdco paid to Charter $51 million, $51 million, and $64 million, respectively, related to interest on the mirror notes, and Charter Holdco paid an additional $0, $0, and $3 million, respectively, related to dividends on the mirror preferred membership units.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries.  Under these agreements, Charter and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries.  The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims.  Costs associated with providing these services are charged directly to the Company’s operating subsidiaries and are included within operating costs in the accompanying consolidated statements of operations.  Such costs totaled $213 million, $231 million, and $205 million for the years ended December 31, 2007, 2006, and 2005, respectively.  All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements.  For the years ended December 31, 2007, 2006, and 2005, the management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries.  The Company’s credit facilities prohibit payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness.  In the event any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries.  Any deferred amount of the management fee will bear interest at the rate of 10% per year, compounded annually, from the date it was due and payable until the date it is paid.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

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

Mr. Allen or his affiliates own or have owned equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming.  Among these entities are Oxygen Media Corporation (“Oxygen Media”), Digeo, Inc. (“Digeo”), Click2learn, Inc., Trail Blazer Inc., Action Sports Cable Network (“Action Sports”) and Microsoft Corporation.  Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (“Vulcan Ventures”) and Vulcan Inc. and is the president of Vulcan Ventures.  Ms. Jo Allen Patton is a director of the Company and the President and Chief Executive Officer of Vulcan Inc. and is a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of the Company and is Executive Vice President of Vulcan Inc. and Vulcan Ventures.  The various cable, media, Internet and telephone companies in which Mr. Allen has invested may mutually benefit one another.  The Company can give no assurance, nor should you expect, that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

Mr. Allen and his affiliates have made, and in the future likely will make, numerous investments outside of the Company and its business.  The Company cannot provide any assurance that, in the event that the Company or any of its subsidiaries enter into transactions in the future with any affiliate of Mr. Allen, such transactions will be on terms as favorable to the Company as terms it might have obtained from an unrelated third party.  Also, conflicts could arise with respect to the allocation of corporate opportunities between the Company and Mr. Allen and his affiliates.  The Company has not instituted any formal plan or arrangement to address potential conflicts of interest.

The Company received or receives programming for broadcast via its cable systems from Oxygen Media and Trail Blazers Inc.  The Company pays a fee for the programming service generally based on the number of customers receiving the service.  Such fees for the years ended December 31, 2007, 2006, and 2005 were each less than 1% of total operating expenses.

Oxygen. Oxygen Media LLC ("Oxygen") provides programming content to the Company pursuant to a carriage agreement.  Under the carriage agreement, the Company paid Oxygen approximately $8 million, $8 million, and $9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

In 2005, pursuant to an amended equity issuance agreement, Oxygen Media delivered 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share plus accrued dividends to Charter Holdco.  In November 2007, Oxygen was sold to an unrelated third party and the Company received approximately $35 million representing its liquidation preference on its preferred stock.  Mr. Allen and his affiliates also no longer have an interest in Oxygen.

The Company recognized the guaranteed value of the investment over the life of the initial carriage agreement (which expired February 1, 2005) as a reduction of programming expense.  For the year ended December 31, 2005, the Company recorded approximately $2 million as a reduction of programming expense.  The carrying value of the Company’s investment in Oxygen was approximately $33 million as of December 31, 2006.

Digeo, Inc. In March 2001, Charter Ventures and Vulcan Ventures Incorporated formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo.  In connection with the execution of the broadband carriage agreement, DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from Vulcan Ventures Incorporated.  At that time, the equity interest was subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf.  After Vulcan Ventures recovered its amount contributed (the “Priority Return”), Charter Ventures should have had a 100% profit interest in DBroadband Holdings, LLC.  Charter Ventures was not required to make any capital contributions, including capital calls to DBroadband Holdings, LLC.  DBroadband Holdings, LLC therefore was not included in the Company’s

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

consolidated financial statements.  Pursuant to an amended version of this arrangement, in 2003, Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan Ventures’ aforementioned priority return.  Since the formation of DBroadband Holdings, LLC, Vulcan Ventures has contributed approximately $56 million on Charter Ventures’ behalf.  On October 3, 2006, Vulcan Ventures and Digeo recapitalized Digeo.  In connection with such recapitalization, DBroadband Holdings, LLC consented to the conversion of its preferred stock holdings in Digeo to common stock, and Vulcan Ventures surrendered its Priority Return to Charter Ventures.  As a result, DBroadband Holdings, LLC is now included in the Company’s consolidated financial statements.  Such amounts are immaterial.  After the recapitalization, DBroadband Holdings, LLC owns 1.8% of Digeo, Inc’s common stock.  Digeo, Inc. is therefore not included in the Company’s consolidated financial statements.  In December 2007, the Digeo, Inc. common stock was transferred to Charter Operating, and DBroadband Holdings, LLC was dissolved.

The Company paid Digeo Interactive approximately $0, $2 million, and $3 million for the years ended December 31, 2007, 2006, and 2005, respectively, for customized development of the i-channels and the local content tool kit.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder (“DVR”) units.  The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004.  Pursuant to a software license agreement with Digeo Interactive for the right to use Digeo's proprietary software for DVR units, Charter paid approximately $2 million, $3 million, and $1 million in license and maintenance fees in 2007, 2006, and 2005, respectively.

Charter paid approximately $10 million, $11 million, and $10 million for the years ended December 31, 2007, 2006, and 2005, respectively, in capital purchases under an agreement with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units.  Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $41 million.  The definitive agreements are terminable at no penalty to Charter in certain circumstances.

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

At such time through 2005, such interest was held at CC VIII and was subject to a dispute between Mr. Allen and the Company as to the ultimate ownership of the CC VIII interest.  In 2005, Mr. Allen, a Special Committee of independent directors, Charter, Charter Holdco and certain of their affiliates, agreed to settle a dispute related to the CC VIII interest.  Pursuant to the settlement, CII has retained 30% of its CC VIII interest (the "Remaining Interests").  The Remaining Interests are subject to certain transfer restrictions, including requirements that the Remaining Interests participate in a sale with other holders or that allow other holders to participate in a sale of the Remaining Interests, as detailed in the revised CC VIII Limited Liability Company Agreement.  CII transferred the other 70% of the CC VIII interest directly and indirectly, through Charter Holdco to CCHC.  Of the 70% of the CC VIII interest, 7.4% has been transferred by CII to CCHC for the CCHC note (see Note 10).  The remaining 62.6% has been transferred by CII to Charter Holdco, in accordance with the terms of the settlement for no additional monetary consideration. Charter Holdco contributed the 62.6% interest to CCHC.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

As part of the debt exchange in September 2006 described in Note 9, CCHC contributed the CC VIII interest in the Class A preferred equity interests of CC VIII to CCH I. The CC VIII interest was pledged as security for all CCH I notes.  The CC VIII preferred interests are entitled to a 2% accreting priority return on the priority capital.

Certain related parties, including members of the board of directors, hold interests in the Company’s senior notes and discount notes of the Company’s subsidiaries of approximately $203 million of face value at December 31, 2007.

24.	Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2007 for its contractual obligations.

	Total	2008	2009	2010	2011	2012	Thereafter

Contractual Obligations
Capital and Operating Lease Obligations (1)	$99	$22	$18	$21	$11	$8	$19
Programming Minimum Commitments (2)	1,020	331	316	102	105	110	56
Other (3)	475	374	65	34	2	--	--

Total	$1,594	$727	$399	$157	$118	$118	$75

(1)  The Company leases certain facilities and equipment under noncancelable operating leases.  Leases and rental costs charged to expense for the years ended December 31, 2007, 2006, and 2005, were $23 million, $23 million, and $22 million, respectively.

(2)  The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the accompanying statement of operations were $1.6 billion, $1.5 billion, and $1.4 billion, for the years ended December 31, 2007, 2006, and 2005, respectively.  Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3) “Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company’s billing services vendors.

The following items are not included in the contractual obligation table due to various factors discussed below.  However, the Company incurs these costs as part of its operations:

•
The Company also rents utility poles used in its operations.  Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur.  Rent expense incurred for pole rental attachments for the years ended December 31, 2007, 2006, and 2005, was $47 million, $44 million, and $44 million, respectively.

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year.  The Company also pays other franchise related costs, such as public education grants, under multi-year agreements.  Franchise fees and other franchise-related costs included in the accompanying statement of operations were $172 million, $175 million, and $165 million for the years ended December 31, 2007, 2006, and 2005, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

•
The Company also has $136 million in letters of credit, primarily to its various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.  These letters of credit reduce the amount the Company may borrow under its credit facilities.

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

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (“FCC”), some state governments and most local governments.  The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.  The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers.  It removed barriers to competition in both the cable television market and the telephone market.  Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing telephone companies to provide video programming in their own telephone service areas.

Future legislative and regulatory changes could adversely affect the Company’s operations, including, without limitation, additional regulatory requirements the Company may be required to comply with as it offers new services such as telephone.

25.	Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan.  Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service.  The Company matches 50% of the first 5% of participant contributions.  The Company made contributions to the 401(k) plan totaling $7 million, $8 million, and $6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

26.	Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company will adopt SFAS 157 effective January 1, 2008.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

15, 2008 for nonfinancial assets and nonfinancial liabilities.  The Company does not expect that the adoption of SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect that the adoption of SFAS 159 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations: Applying the Acquisition Method, and SFAS 160, Consolidations, which provide guidance on the accounting and reporting for business combinations and minority interests in consolidated financial statements.  SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company is currently assessing the impact of SFAS 141R and SFAS 160 on its financial statements.

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

Charter Communications, Inc. (Parent Company Only)
Condensed Balance Sheet

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$--	$1
Receivable from related party	27	24
Notes receivable from Charter Holdco	402	867
Other assets	33	--

Total assets	$462	$892

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities	$22	$27
Payable to related party	--	--
Convertible notes	402	408
Notes payable to related party	--	445
Deferred income taxes	425	315
Other long term liabilities	27	--
Preferred stock — redeemable	5	4
Losses in excess of investment	7,473	5,912
Shareholders’ deficit	(7,892)	(6,219)

Total liabilities and shareholders’ deficit	$462	$892

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Condensed Statement of Operations

	Year Ended December 31,
	2007	2006	2005
INCOME
Interest income	$64	$59	$76
Management fees	15	30	35
Gain on extinguishment of notes receivable from Charter Holdco	63	--	--
Change in value of derivative	98	--	--

Total income	240	89	111

EXPENSES
Equity in losses of Charter Holdco	(1,443)	(1,168)	(865)
General and administrative expenses	(15)	(30)	(35)
Interest expense	(64)	(59)	(73)
Loss on extinguishment of convertible notes	(63)	--	--
Change in value of derivative	(98)	--	--

Total expenses	(1,683)	(1,257)	(973)

Net loss before income taxes	(1,443)	(1,168)	(862)
Income tax expense	(173)	(202)	(105)

Net loss	(1,616)	(1,370)	(967)
Dividend on preferred equity	--	--	(3)

Net loss after preferred dividends	$(1,616)	$(1,370)	$(970)

Shareholder’s deficit and Equity in losses of Charter Holdco, as of and for the year ended December 31, 2006, include the gain on the Charter convertible notes exchange to reflect the substance of the transaction, which was that the Charter convertible notes were extinguished on a consolidated basis but remained outstanding for parent company only purposes (See Note 9).  Notes payable to related party, as of December 31, 2006, reflect the full accreted value of the convertible notes held by CCHC subsequent to the exchange.  The convertible notes received in the exchange held by CCHC, were transferred to Charter Holdco in August 2007, and subsequently cancelled in November 2007.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss after preferred dividends	$(1,616)	$(1,370)	$(970)
Equity in losses of Charter Holdco	1,443	1,168	865
Changes in operating assets and liabilities	--	1	--
Deferred income taxes	172	202	105

Net cash flows from operating activities	(1)	1	--

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments from Charter Holdco	--	20	132
Investment in Charter Holdco	(4)	(1)	--

Net cash flows from investing activities	(4)	19	132

CASH FLOWS FROM FINANCING ACTIVITIES
Paydown of convertible notes	--	(20)	(132)
Net proceeds from issuance of common stock	4	1	--

Net cash flows from financing activities	4	(19)	(132)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1)	1	--
CASH AND CASH EQUIVALENTS, beginning of year	1	--	--

CASH AND CASH EQUIVALENTS, end of year	$--	$1	$--

28.	Unaudited Quarterly Financial Data

The following table presents quarterly data for the periods presented on the consolidated statement of operations:

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$1,425	$1,499	$1,525	$1,553
Operating income from continuing operations	$156	$200	$107	$85
Loss from continuing operations	$(381)	$(360)	$(407)	$(468)
Net loss applicable to common stock	$(381)	$(360)	$(407)	$(468)
Basic and diluted net loss per common share	$(1.04)	$(0.98)	$(1.10)	$(1.27)
Weighted-average shares outstanding, basic and diluted	366,120,096	367,582,677	369,239,742	369,916,556

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(dollars in millions, except where indicated)

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

In the fourth quarter of 2006, loss from continuing operations and income from discontinued operations, net of tax include $16 million and $18 million, respectively, of income tax expense related to asset sales that occurred in the third quarter of 2006.