Form 10-Q
period 2008-03-31
CHARTER COMMUNICATIONS INC /MO/
filed 2008-05-12
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                           (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Number of shares of Class A common stock outstanding as of March 31, 2008: 407,829,551
Number of shares of Class B common stock outstanding as of March 31, 2008: 50,000

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended March 31, 2008

This quarterly report on Form 10-Q is for the three months ended March 31, 2008.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this quarterly report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report.  In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Risk Factors" under Part II, Item 1A and the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC.  Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity," and "potential," among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$467	$75
Short-term investments	74	--
Accounts receivable, less allowance for doubtful accounts of
$17 and $18, respectively	207	225
Prepaid expenses and other current assets	38	36
Total current assets	786	336

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	5,114	5,103
Franchises, net	8,941	8,942
Total investment in cable properties, net	14,055	14,045

OTHER NONCURRENT ASSETS	316	285

Total assets	$15,157	$14,666

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,408	$1,332
Total current liabilities	1,408	1,332

LONG-TERM DEBT	20,575	19,908
NOTE PAYABLE – RELATED PARTY	67	65
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	1,237	1,035
MINORITY INTEREST	201	199
PREFERRED STOCK – REDEEMABLE; $.001 par value; 1 million
shares authorized; 36,713 shares issued and outstanding	5	5

SHAREHOLDERS’ DEFICIT:
Class A Common stock; $.001 par value; 10.5 billion shares authorized;
407,829,551 and 398,226,468 shares issued and outstanding, respectively	--	--
Class B Common stock; $.001 par value; 4.5 billion
shares authorized; 50,000 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	5,331	5,327
Accumulated deficit	(13,454)	(13,096)
Accumulated other comprehensive loss	(227)	(123)

Total shareholders’ deficit	(8,350)	(7,892)

Total liabilities and shareholders’ deficit	$15,157	$14,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Unaudited

	Three Months Ended March 31,
	2008	2007

REVENUES	$1,564	$1,425

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	681	631
Selling, general and administrative	346	303
Depreciation and amortization	321	331
Other operating expenses, net	11	4

	1,359	1,269

Income from operations	205	156

OTHER EXPENSES:
Interest expense, net	(465)	(464)
Change in value of derivatives	(37)	(1)
Other expense, net	(3)	(3)

	(505)	(468)

Loss before income taxes	(300)	(312)

INCOME TAX EXPENSE	(58)	(69)

Net loss	$(358)	$(381)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Net loss	$(0.97)	$(1.04)

Weighted average common shares outstanding, basic and diluted	370,085,187	366,120,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(358)	$(381)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	321	331
Noncash interest expense	13	11
Change in value of derivatives	37	1
Deferred income taxes	57	68
Other, net	13	11
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	18	37
Prepaid expenses and other assets	(2)	(4)
Accounts payable, accrued expenses and other	105	192

Net cash flows from operating activities	204	266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(334)	(298)
Change in accrued expenses related to capital expenditures	(31)	(32)
Purchases of short-term investments	(74)	--
Other, net	3	9

Net cash flows from investing activities	(436)	(321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,765	911
Repayments of long-term debt	(1,102)	(691)
Payments for debt issuance costs	(39)	(20)

Net cash flows from financing activities	624	200

NET INCREASE IN CASH AND CASH EQUIVALENTS	392	145
CASH AND CASH EQUIVALENTS, beginning of period	75	60

CASH AND CASH EQUIVALENTS, end of period	$467	$205

CASH PAID FOR INTEREST	$323	$304

NONCASH TRANSACTIONS:
Cumulative adjustment to Accumulated Deficit for the adoption of FIN 48	$--	$56

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.	Organization and Basis of Presentation

Charter Communications, Inc. ("Charter") is a holding company whose principal assets at March 31, 2008 are the 55% controlling common equity interest (52% for accounting purposes) in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes which are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes.  Charter Holdco is the sole owner of CCHC, LLC ("CCHC"), which is the sole owner of Charter Communications Holdings, LLC ("Charter Holdings").  The consolidated financial statements include the accounts of Charter, Charter Holdco, CCHC, Charter Holdings and all of their subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  Charter has 100% voting control over Charter Holdco and consolidates Charter Holdco as a variable interest entity under Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46(R) Consolidation of Variable Interest Entities.  Charter Holdco’s limited liability company agreement provides that so long as Charter’s Class B common stock retains its special voting rights, Charter will maintain a 100% voting interest in Charter Holdco.  Voting control gives Charter full authority and control over the operations of Charter Holdco.  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is a broadband communications company operating in the United States.  The Company offers to residential and commercial customers traditional cable video programming (analog and digital video), high-speed Internet services, and telephone services, as well as advanced broadband services such as high definition television, Charter OnDemand™ (“OnDemand”), and digital video recorder service.  The Company sells its cable video programming, high-speed Internet, telephone, and advanced broadband services on a subscription basis.  The Company also sells local advertising on cable networks.

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

Reclassifications.  Certain prior year amounts have been reclassified to conform with the 2008 presentation.

2.           Liquidity and Capital Resources

The Company incurred net losses of $358 million and $381 million for the three months ended March 31, 2008 and 2007, respectively.  The Company’s net cash flows from operating activities were $204 million and $266 million for the three months ended March 31, 2008 and 2007, respectively.

The Company has a significant amount of debt.  The Company's long-term debt as of March 31, 2008 totaled $20.6 billion, consisting of $7.3 billion of credit facility debt, $12.8 billion accreted value of high-yield notes, and $406 million accreted value of convertible senior notes.  For the remainder of 2008, $53 million of the Company’s debt matures.  As of March 31, 2008, the Company’s 2009 debt maturities totaled $307 million.  In 2010 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, proceeds from sales of assets, issuances of debt and equity securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the three months ended March 31, 2008, the Company generated $204 million of net cash flows from operating activities, after paying cash interest of $323 million.  In addition, the Company used $408 million for purchases of property, plant and equipment and short-term investments.  Finally, the Company generated net cash flows from financing activities of $624 million, as a result of refinancing transactions completed during the quarter.

The Company expects that cash on hand, cash flows from operating activities, and the amounts available under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities will be adequate to fund its projected cash needs, including scheduled maturities, through 2009.  The Company believes that cash flows from operating activities, and the amounts available under the Charter Operating credit facilities will not be sufficient to fund projected cash needs in 2010 (primarily as a result of the CCH II, LLC (“CCH II”) $2.2 billion of senior notes maturing in September 2010) and thereafter.  The Company’s projected cash needs and projected sources of liquidity depend upon, among other things, its actual results, the timing and amount of its capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from its independent accountants.  Although the Company has been able to refinance or otherwise fund the repayment of debt in the past, it may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding.  A continuation of the recent turmoil in the credit markets and the general economic downturn could adversely impact the terms and/or pricing when the Company needs to raise additional liquidity.  No assurances can be given that the Company will not experience liquidity problems if it does not obtain sufficient additional financing on a timely basis as the Company’s debt becomes due or because of adverse market conditions, increased competition, or other unfavorable events.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under the Company’s credit facilities, the Company would consider issuing equity, issuing convertible debt or some other securities, further reducing the Company’s expenses and capital expenditures, selling assets, or requesting waivers or amendments with respect to the Company’s credit facilities.

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

Credit Facility Availability

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with the Company’s indentures and the CCO Holdings, LLC (“CCO Holdings”) credit facility, contain certain restrictive covenants, some of which require the Company to maintain specified leverage ratios, meet financial tests, and provide annual audited financial statements with an unqualified opinion from the Company’s independent accountants.  As of March 31, 2008, the Company was in compliance with the covenants under its indentures and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months.  As of March 31, 2008, the Company’s potential availability under Charter Operating’s revolving credit facility totaled approximately $1.4 billion, none of which was limited by covenant restrictions.  Continued access to the Company’s revolving credit facility is subject to the Company remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit facility may not be available and defaults on some or potentially all of the Company’s debt obligations could occur.  An event of default under any of the Company’s debt instruments could result in the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes, and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of March 31, 2008, Charter Holdco was owed $127 million in intercompany loans from Charter Operating and had $63 million in cash and short-term investments, which amounts were available to pay interest and principal on Charter's convertible senior notes.  In April 2008, Charter Holdco used $66 million to repurchase Charter convertible notes and Charter Holdings notes.  (See “Recent Financing Transactions” below.)

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC) for payment of principal on parent company notes, are restricted under the indentures governing the CCH I Holdings, LLC (“CIH”) notes, CCH I, LLC (“CCH I”) notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended March 31, 2008, there was no default under any of these indentures or credit facilities.  However, certain of the Company’s subsidiaries did not meet their applicable leverage ratio tests based on March 31, 2008 financial results.  As a result, distributions from certain of the Company’s subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the Charter Operating credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended March 31, 2008, there was no default under Charter Holdings’ indentures, and the other specified tests were met.  However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on March 31, 2008 financial results.  As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

Recent Financing Transactions

In March 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014 and borrowed $500 million principal amount of incremental term loans under the Charter Operating credit facilities (see Note 5).  In April 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due 2009 and 2010 and approximately $35 million principal amount of Charter’s 5.875% convertible senior notes due 2009, for approximately $66 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.  The purchased

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.875% convertible senior notes were cancelled resulting in approximately $14 million principal amount of such notes remaining outstanding.

3.           Franchises and Goodwill

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

As of March 31, 2008 and December 31, 2007, indefinite-lived and finite-lived intangible assets are presented in the following table:

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$8,934	$--	$8,934	$8,929	$--	$8,929
Goodwill	67	--	67	67	--	67

	$9,001	$--	$9,001	$8,996	$--	$8,996
Finite-lived intangible assets:
Franchises with finite lives	$15	$8	$7	$23	$10	$13

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals.  During the three months ended March 31, 2008, approximately $5 million of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on these franchises migrating to state-wide franchising. Franchise amortization expense for each of the three months ended March 31, 2008 and 2007 was approximately $1 million.  The Company expects that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Accounts payable - trade	$129	$127
Accrued capital expenditures	64	95
Accrued expenses:
Interest	541	418
Programming costs	284	273
Compensation	99	116
Franchise-related fees	44	66
Other	247	237

	$1,408	$1,332

5.	Long-Term Debt

Long-term debt consists of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
Charter Communications, Inc.:
5.875% convertible senior notes due November 16, 2009	$49	$49	$49	$49
6.50% convertible senior notes due October 1, 2027	479	357	479	353
Charter Communications Holdings, LLC:
10.000% senior notes due April 1, 2009	88	88	88	88
10.750% senior notes due October 1, 2009	63	63	63	63
9.625% senior notes due November 15, 2009	37	37	37	37
10.250% senior notes due January 15, 2010	18	18	18	18
11.750% senior discount notes due January 15, 2010	16	16	16	16
11.125% senior notes due January 15, 2011	47	47	47	47
13.500% senior discount notes due January 15, 2011	60	60	60	60
9.920% senior discount notes due April 1, 2011	51	51	51	51
10.000% senior notes due May 15, 2011	69	69	69	69
11.750% senior discount notes due May 15, 2011	54	54	54	54
12.125% senior discount notes due January 15, 2012	75	75	75	75
CCH I Holdings, LLC:
11.125% senior notes due January 15, 2014	151	151	151	151
13.500% senior discount notes due January 15, 2014	581	581	581	581
9.920% senior discount notes due April 1, 2014	471	471	471	471
10.000% senior notes due May 15, 2014	299	299	299	299
11.750% senior discount notes due May 15, 2014	815	815	815	815
12.125% senior discount notes due January 15, 2015	217	217	217	217
CCH I, LLC:
11.000% senior notes due October 1, 2015	3,987	4,080	3,987	4,083

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

	March 31, 2008		December 31, 2007
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCH II, LLC:
10.250% senior notes due September 15, 2010	2,198	2,192	2,198	2,192
10.250% senior notes due October 1, 2013	250	260	250	260
CCO Holdings, LLC:
8 3/4% senior notes due November 15, 2013	800	796	800	795
Credit facility	350	350	350	350
Charter Communications Operating, LLC:
8.000% senior second-lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second-lien notes due April 30, 2014	770	770	770	770
10.875% senior second-lien notes due September 15, 2014	546	525	--	--
Credit facilities	6,984	6,984	6,844	6,844
	$20,625	$20,575	$19,939	$19,908

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, certain of the notes are recorded for financial reporting purposes at values different from the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due).  As of March 31, 2008, the accreted value of the Company’s debt for legal purposes and notes indenture purposes is $20.6 billion.

In March 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014, guaranteed by CCO Holdings and certain other subsidiaries of Charter Operating, in a private transaction.  Net proceeds from the senior second-lien notes were used to reduce borrowings, but not commitments, under the revolving portion of the Charter Operating credit facilities.

The Charter Operating 10.875% senior second-lien notes may be redeemed at the option of Charter Operating on or after varying dates, in each case at a premium, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on an 10.875% senior second-lien note due 2014 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such note.  The Charter Operating 10.875% senior second-lien notes may be redeemed at any time on or after March 15, 2012 at specified prices.  In the event of specified change of control events, Charter Operating must offer to purchase the Charter Operating 10.875% senior second-lien notes at a purchase price equal to 101% of the total principal amount of the Charter Operating notes repurchased plus any accrued and unpaid interest thereon.

In addition, Charter Operating borrowed $500 million principal amount of incremental term loans (the "Incremental Term Loans") under the Charter Operating credit facilities. The Incremental Term Loans have a final maturity of March 6, 2014 and prior to this date will amortize in quarterly principal installments totaling 1% annually beginning on June 30, 2008.  The Incremental Term Loans bear interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, and are otherwise governed by and subject to the existing terms of the Charter Operating credit facilities.   Net proceeds from the Incremental Term Loans were used for general corporate purposes.

6.           Minority Interest and Equity Interest of Charter Holdco

Charter is a holding company whose primary assets are a controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems, and $528 million at March 31, 2008 and December 31, 2007 of mirror notes payable by Charter Holdco to Charter, and which have the same principal amount and terms as those of Charter’s 5.875% and 6.50% convertible senior notes.  Minority interest on the Company’s condensed consolidated balance sheets represents Mr. Allen’s, Charter’s chairman and controlling shareholder, 5.6% preferred membership interests in CC VIII, LLC ("CC VIII"), an indirect subsidiary of Charter Holdco, of $201 million and $199 million as of March 31, 2008 and December 31, 2007, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

7.	Comprehensive Loss

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss.  Comprehensive loss was $462 million and $387 million for the three months ended March 31, 2008 and 2007, respectively.

8.	Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate swap agreements to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates.  The Company’s policy is to manage its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

The Company’s hedging policy does not permit it to hold or issue derivative instruments for speculative trading purposes.  The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For each of the three months ended March 31, 2008 and 2007, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria specified by SFAS No. 133 are reported in accumulated other comprehensive loss.  For the three months ended March 31, 2008 and 2007, losses of $104 million and $2 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss.  The amounts are subsequently reclassified as an increase or decrease to change in value of derivatives in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in the Company’s consolidated statements of operations.  For the three months ended March 31, 2008 and 2007, change in value of derivatives includes losses of $30 million and $1 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

As of March 31, 2008 and December 31, 2007, the Company had $4.3 billion in notional amounts of interest rate swaps outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Certain provisions of the Company’s 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes.  In accordance with SFAS No. 133, these derivatives are marked to market with gains or losses recorded as the change in value of derivatives on the Company’s consolidated statement of operations.  For the three months ended March 31, 2008, the Company recognized $7 million in losses related to these derivatives, as compared to no gains or losses for the same period in 2007.  At March 31, 2008 and December 31, 2007, $40 million and $33 million, respectively, is recorded on the Company’s balance sheets related to these derivatives.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company adopted SFAS 157, Fair Value Measurements, on its financial assets and liabilities effective January 1, 2008, and has an established process for determining fair value.  The Company has deferred adoption of SFAS 157 on its nonfinancial assets and liabilities including fair value measurements under SFAS 142 and SFAS 144 of franchises, goodwill, property, plant, and equipment, and other long-term assets until January 1, 2009 as permitted by FASB Staff Position (“FSP”) 157-2.  Fair value is based upon quoted market prices, where available.  If such valuation methods are not available, fair value is based on internally or externally developed models using market-based or independently-sourced market parameters, where available.  Fair value may be subsequently adjusted to ensure that those assets and liabilities are recorded at fair value.  The Company’s methodology may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, but the Company believes its methods are appropriate and consistent with other market peers.  The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value estimate as of the Company’s reporting date.

SFAS 157 establishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Interest rate derivatives are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s credit risk) classified within level 2 of the valuation hierarchy.  The fair values of the embedded derivatives within Charter’s 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, are derived from valuations using a simulation technique with market based inputs, including Charter’s Class A common stock price, implied volatility of Charter’s Class A common stock, Charter’s credit risk and costs to borrow Charter’s Class A common stock.  These valuations are classified within level 3 of the valuation hierarchy.

As of March 31, 2008, Charter had $74 million of available-for-sale investments in commercial paper with initial maturities of between three and six months.  The investments were valued using quoted prices classified within level 1 of the valuation hierarchy.  In April 2008, $61 million of the investments were liquidated.

The Company’s financial assets and financial liabilities that are accounted for at fair value on a recurring basis are presented in the table below:

	Fair Value As of March 31, 2008
	Level 1	Level 2	Level 3	Total
Short-term investments:
Available-for-sale investments	$74	$--	$--	$74
	$74	$--	$--	$74

Other long-term liabilities:
Interest rate swap agreements	$--	$303	$--	$303
Embedded derivatives	--	--	40	40
	$--	$303	$40	$343

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

9.           Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Loss on sale of assets, net	$2	$3
Special charges, net	9	1

	$11	$4

Special charges, net for the three months ended March 31, 2008 primarily represent severance charges and litigation settlements.  Special charges, net for the three months ended March 31, 2007 primarily represent severance charges.

10.	Other Expense, Net

Other expense, net consists of the following for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Loss on extinguishment of debt	$--	$(1)
Minority interest	(2)	(2)
Other, net	(1)	--

	$(3)	$(3)

11.	Income Taxes

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

During the three months ended March 31, 2008 and 2007, the Company recorded $58 million and $69 million of income tax expense, respectively.  Income tax expense was recognized through increases in deferred tax liabilities related to Charter’s investment in Charter Holdco, and certain of Charter’s subsidiaries, in addition to current federal and state income tax expense.

As of March 31, 2008 and December 31, 2007, the Company had net deferred income tax liabilities of approximately $723 million and $665 million, respectively.  Included in these deferred tax liabilities is approximately $228 million and $226 million of deferred tax liabilities at March 31, 2008 and December 31, 2007, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate income tax returns. The remainder of the Company’s deferred

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

tax liability arises from Charter’s investment in Charter Holdco, and is largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

As of March 31, 2008, the Company has deferred tax assets of $5.2 billion, which include $1.9 billion of financial losses in excess of tax losses allocated to Charter from Charter Holdco.  The deferred tax assets also include $3.3 billion of tax net operating loss carryforwards (generally expiring in years 2008 through 2028) of Charter and its indirect subsidiaries.  Valuation allowances of $4.9 billion exist with respect to these deferred tax assets.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.

The amount of any benefit from the Company’s tax net operating losses is dependent on: (1) Charter and its subsidiaries’ ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income.  Any future “ownership changes” of Charter's common stock, as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income the Company may generate.  Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate the Company’s ability to use a substantial portion of its net operating losses to offset future taxable income.  Although the Company has adopted the Rights Plan as an attempt to protect against an “ownership change,” certain transactions and the timing of such transactions could cause such an ownership change including, but not limited to, the following: the issuance of shares of common stock upon future conversion of Charter’s convertible senior notes; reacquisition of the shares borrowed under the share lending agreement by Charter (of which 24.8 million were outstanding as of March 31, 2008); or acquisitions or sales of shares by certain holders of Charter’s shares, including persons who have held, currently hold, or accumulate in the future, five percent or more of Charter’s outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into CCI common stock).  Many of the foregoing transactions, including whether Mr. Allen exchanges his Charter Holdco units, are beyond management’s control.

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

In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  The adoption of FIN 48 resulted in a deferred tax benefit of $56 million related to a settlement with Mr. Allen regarding ownership of the CC VIII preferred membership interests, which was recognized as a cumulative adjustment to the accumulated deficit in the first quarter of 2007.  The Company does not believe it has taken any significant positions that would not meet the “more likely than not” criteria and require disclosure.

12.    Contingencies

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

13.           Stock Compensation Plans

The Company has stock compensation plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 20.0 million shares of Charter Class A common stock), as each term is defined in the Plans.  Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the Plans.  Options granted generally vest over four years from the grant date, with 25% generally vesting on the first anniversary of the grant date and ratably thereafter.  Generally, options expire 10 years from the grant date.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  The 2001 Stock Incentive Plan allows for the issuance of up to a total of 90.0 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).  In March 2008, the Company adopted an incentive program to allow for performance cash.  Under the incentive program, performance units under the 2001 Stock Incentive Plan and performance cash are deposited into a performance bank of which one-third of the balance is paid out each year.  During the three months ended March 31, 2008, Charter granted 9.9 million shares of restricted stock, 11.7 million performance units, and $8 million of performance cash under Charter’s 2008 incentive program.

The Company recorded $8 million and $5 million of stock compensation expense for the three months ended March 31, 2008 and 2007, respectively, which is included in selling, general, and administrative expense.

14.           Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS 133.  SFAS 161 is effective for interim periods and fiscal years beginning after November 15, 2008.  The Company will adopt SFAS 161 effective January 1, 2009.  The Company is currently assessing the impact of SFAS 161 on its financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its accompanying financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. ("Charter") is a holding company whose principal assets at March 31, 2008 are the 55% controlling common equity interest (52% for accounting purposes) in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as Charter’s convertible senior notes.

We are a broadband communications company operating in the United States with approximately 5.6 million customers at March 31, 2008.  Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (analog and digital, which we refer to as “video” service), high-speed Internet access, and telephone services, as well as, advanced broadband services (such as OnDemand high definition television service, and DVR).

The following table summarizes our customer statistics for basic video, digital video, residential high-speed Internet, and telephone as of March 31, 2008 and 2007:

	Approximate as of
	March 31,	March 31,
	2008 (a)	2007 (a)

Video Cable Services:
Basic Video:
Residential (non-bulk) basic video customers (b)	4,949,100	5,146,700
Multi-dwelling (bulk) and commercial unit customers (c)	258,900	268,700
Total basic video customers (b)(c)	5,208,000	5,415,400

Digital Video:
Digital video customers (d)	3,023,200	2,862,900

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,768,200	2,525,900
Telephone customers (f)	1,085,000	572,600

After giving effect to sales and acquisitions of cable systems in 2007, basic video customers, digital video customers, high-speed Internet customers and telephone customers would have been 5,353,300, 2,835,400, 2,517,300, and 573,300, respectively, as of March 31, 2007.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees).  At March 31, 2008 and 2007, "customers" include approximately 30,600 and 31,700 persons whose accounts were over 60 days past due in payment, approximately 4,700 and 4,100 persons whose accounts were over 90 days past due in payment, and approximately 3,200 and 2,000 of which were over 120 days past due in payment, respectively.

(b	"Basic video customers" include all residential customers who receive video cable services.

(c)
Included within "basic video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit ("EBU") basis.  EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service.  The EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and has been used consistently.

(d)	"Digital video customers" include all basic video customers that have one or more digital set-top boxes or cable cards deployed.

(e)	"Residential high-speed Internet customers" represent those residential customers who subscribe to our high-speed Internet service.

(f)	"Telephone customers" include all customers receiving telephone service.

Overview

For the three months ended March 31, 2008 and 2007, our income from operations was $205 million and $156 million, respectively.  We had operating margins of 13% and 11% for the three months ended March 31, 2008 and 2007, respectively.  The increase in income from operations and operating margins for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was principally due to an increase in revenue over cash expenses as a result of increased customers for high-speed Internet, digital video, and telephone, as well as overall rate increases.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended March 31,
	2008		2007

REVENUES	$1,564	100%	$1,425	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	681	44%	631	44%
Selling, general and administrative	346	22%	303	21%
Depreciation and amortization	321	21%	331	24%
Other operating expenses, net	11	--	4	--

	1,359	87%	1,269	89%

Income from operations	205	13%	156	11%

OTHER EXPENSES:
Interest expense, net	(465)		(464)
Change in value of derivatives	(37)		(1)
Other expense, net	(3)		(3)

	(505)		(468)

Loss before income taxes	(300)		(312)

INCOME TAX EXPENSE	(58)		(69)

Net loss	$(358)		$(381)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Net loss	$(0.97)		$(1.04)

Weighted average common shares outstanding, basic and diluted	370,085,187		366,120,096

Revenues.  Average monthly revenue per basic video customer increased to $100 for the three months ended March 31, 2008 from $88 for the three months ended March 31, 2007.  Average monthly revenue per basic video customer represents total quarterly revenue, divided by three, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services offset by a decrease in basic video customers.  Cable system sales, net of acquisitions, in 2007 reduced the increase in revenues for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 by approximately $9 million.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,
	2008		2007		2008 over 2007
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$858	55%	$838	59%	$20	2%
High-speed Internet	328	21%	294	21%	34	12%
Telephone	121	8%	63	4%	58	92%
Commercial	93	6%	81	6%	12	15%
Advertising sales	68	4%	63	4%	5	8%
Other	96	6%	86	6%	10	12%

	$1,564	100%	$1,425	100%	$139	10%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers.  Basic video customers decreased by 207,400 customers from March 31, 2007, 62,100 of which was related to asset sales, net of acquisitions, compared to March 31, 2008.  Digital video customers increased by 160,300, reduced by the sale, net of acquisitions, of 27,500 customers.  The increases in video revenues are attributable to the following (dollars in millions):

Three months ended March 31, 2008 compared to three months ended March 31, 2007 Increase / (Decrease)

Incremental video services and rate adjustments	$29
Increase in digital video customers	15
Decrease in basic video customers	(17)
System sales, net of acquisitions	(7)

$20

High-speed Internet customers grew by 242,300 customers, reduced by system sales, net of acquisitions, of 8,600 customers, from March 31, 2008 to March 31, 2007.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2008 compared to three months ended March 31, 2007 Increase / (Decrease)

Increase in high-speed Internet customers	$33
Rate adjustments and service upgrades	2
System sales, net of acquisitions	(1)

$34

Revenues from telephone services increased primarily as a result of an increase of 512,400 telephone customers from March 31, 2007 to March 31, 2008.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increases in commercial high-speed Internet and telephone customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues increased primarily as a result of an increase in political advertising sales offset by decreased revenues from the automotive and furniture sectors.  For each of the three months ended March 31, 2008 and 2007, we received $4 million in advertising sales revenues from vendors.

Other revenues consist of franchise fees, equipment rental, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the three months ended March 31, 2008 and 2007, franchise fees represented approximately 52% and 51%, respectively, of total other revenues.  The increase was primarily the result of increases in universal service fund revenues, wire maintenance fees, and late payment fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

Three months ended March 31, 2008 compared to three months ended March 31, 2007 Increase / (Decrease)

Labor costs	$20
Programming costs	20
Maintenance costs	4
Costs of providing high-speed Internet and telephone services	2
Other, net	9
System sales, net of acquisitions	(5)

$50

Programming costs were approximately $409 million and $393 million, representing 60% and 62% of total operating expenses for the three months ended March 31, 2008 and 2007, respectively.  Programming costs consist primarily of costs paid to programmers for analog, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments.  Programming costs were also offset by the amortization of payments received from programmers in support of launches of new channels of $5 million for each of the three months ended March 31, 2008 and 2007.  We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers, amounts paid for retransmission consent, and additional programming, including high-definition and OnDemand programming, being provided to our customers.

Labor costs increased primarily due to an increased headcount to support improved service levels and telephone deployment.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

Three months ended March 31, 2008 compared to three months ended March 31, 2007 Increase / (Decrease)

Employee costs	$16
Bad debt and collection costs	8
Marketing costs	7
Stock compensation costs	3
Other, net	10
System sales, net of acquisitions	(1)

$43

Depreciation and amortization. Depreciation and amortization expense decreased by $10 million for the three months ended March 31, 2008 compared to March 31, 2007, and was primarily the result of certain assets becoming fully depreciated and the impact to changes in the useful lives of certain assets during 2007, offset by depreciation on capital expenditures.

Other operating expenses, net.  For the three months ended March 31, 2008 compared to March 31, 2007, the increase in other operating expenses, net is primarily attributable to an $8 million increase in special charges.  For more information, see Note 9 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, net interest expense increased by $1 million, which was a result of average debt outstanding increasing from $19.2 billion for the first quarter of 2007 to $20.3 billion for the first quarter of 2008, offset by a decrease in our average borrowing rate from 9.5% in the first quarter of 2007 to 8.8% in the first quarter of 2008.

Other expense, net.  Other expense remained consistent between quarters.   For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Change in value of derivatives. Interest rate swaps are held to manage our interest costs and reduce our exposure to increases in floating interest rates.  Additionally, certain provisions of our 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes and marked to fair value at the end of each reporting period.  Change in value of derivatives consists of the following for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007

Interest rate swaps	$(30)	$(1)
Embedded derivatives from convertible senior notes	(7)	--

	$(37)	$(1)

Income tax expense. Income tax expense was recognized for the three months ended March 31, 2008 and 2007, through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our subsidiaries, in addition to current federal and state income tax expense.  Income tax expense included $18 million of deferred tax expense related to asset sales occurring in the three months ended March 31, 2007.

Net loss. Net loss decreased by $23 million, or 6%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as a result of the factors described above.

Loss per common share. During the three months ended March 31, 2008 compared to the three months ended March 31, 2007, net loss per common share decreased by $0.07, or 7%, as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

We have significant amounts of debt.  Our long-term debt as of March 31, 2008 totaled $20.6 billion, consisting of $7.3 billion of credit facility debt, $12.8 billion accreted value of high-yield notes, and $406 million accreted value of convertible senior notes.  For the remainder of 2008, $53 million of our debt matures.  As of March 31, 2008, our 2009 debt maturities totaled $307 million.  In 2010 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, proceeds from sales of assets, issuances of debt and equity securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the three months ended March 31, 2008, we generated $204 million of net cash flows from operating activities after paying cash interest of $323 million.  In addition, we used $408 million for purchases of property, plant and equipment and short-term investments.  Finally, we generated net cash flows from financing activities of $624 million, as a result of refinancing transactions completed during the quarter.  We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the credit facilities of our subsidiaries, our access to the debt and equity markets, the timing of possible asset sales, and based on our ability to generate cash flows from operating activities.

We expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to fund our projected cash needs, including scheduled maturities, through 2009.  We believe that cash flows from operating activities and the amounts available under Charter Operating’s credit facilities will not be sufficient to fund projected cash needs in 2010 (primarily as a result of the CCH II, LLC (“CCH II”) $2.2 billion of senior notes maturing in September 2010) and thereafter.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from our independent accountants.  Although we have been able to refinance or otherwise fund the repayment of debt in the past, we may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding.  A continuation of the recent turmoil in the credit markets and the general economic downturn could adversely impact the terms and/or pricing when we need to raise additional liquidity.

Access to Capital

Our significant amount of debt could negatively affect our ability to access additional capital in the future.  Additionally, our ability to incur additional debt may be limited by the restrictive covenants in our indentures and credit facilities.  No assurances can be given that we will not experience liquidity problems if we do not obtain sufficient additional financing on a timely basis as our debt becomes due or because of adverse market conditions, increased competition or other unfavorable events.  If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities, we would consider:

•	issuing equity that would significantly dilute existing shareholders;
•
issuing convertible debt or some other securities that may have structural or other priority over our existing notes and may also, in the case of convertible debt, significantly dilute Charter’s existing shareholders;

•	further reducing our expenses and capital expenditures, which may impair our ability to increase revenue and grow operating cash flows;
•	selling assets; or
•	requesting waivers or amendments with respect to our credit facilities, which may not be available on acceptable terms, and cannot be assured.

If the above strategies were not successful, we could be forced to restructure our obligations or seek protection under the bankruptcy laws.  In addition, if we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution, including potential loss of the entire value of their investment, and in the case of a recapitalization or other similar transaction, our noteholders might not receive the full principal and interest payments to which they are contractually entitled.

Credit Facility Availability

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with our indentures and the CCO Holdings, LLC (“CCO Holdings”) credit facility, contain certain restrictive covenants, some of which require us to maintain specified leverage ratios and meet financial tests, and provide annual audited financial statements with an unqualified opinion from our independent accountants.  As of March 31, 2008, we were in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months.  As of March 31, 2008, our potential availability under Charter Operating’s revolving credit facility totaled approximately $1.4 billion, none of which was limited by covenant restrictions.  Continued access to our revolving credit facility is subject to our remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit facility may not be available and defaults on some or potentially all of our debt obligations could occur.  An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of March 31, 2008, Charter Holdco was owed $127 million in intercompany loans from Charter Operating and had $63 million in cash and short-term investments, which amounts were available to pay interest and principal on Charter's convertible senior notes.  In April 2008, Charter Holdco used $66 million to repurchase Charter convertible notes and Charter Holdings notes.  (See “Recent Financing Transactions” below.)

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC, LLC (“CCHC”)) for payment of principal on parent company notes, are restricted under the indentures governing the CCH I Holdings, LLC (“CIH”) notes, CCH I, LLC (“CCH I”) notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended March 31, 2008, there was no default under any of these indentures or credit facilities.  However, certain of our subsidiaries did not meet their applicable leverage ratio tests based on March 31, 2008 financial results.  As a result, distributions from certain of our subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the Charter Operating credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended March 31, 2008, there was no default under Charter Holdings’ indentures, and the other specified tests were met.  However, Charter Holdings did not meet its leverage ratio test of 8.75 to 1.0 based on March 31, 2008 financial results.  As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

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

Recent Financing Transactions

On March 19, 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014 (the “Notes"), guaranteed by CCO Holdings and certain other subsidiaries of Charter Operating, in a private transaction.  The net proceeds of this issuance were used to repay, but not permanently reduce, the outstanding debt balances under the existing revolving credit facility of Charter Operating.  The Notes were sold to qualified institutional buyers in reliance on Rule 144A and outside the United States to non-U.S. persons in reliance on Regulation S.

On March 20, 2008, Charter Operating borrowed $500 million principal amount of incremental term loans (the "Incremental Term Loans") under the Charter Operating credit facilities.  The net proceeds were used for general corporate purposes.  The Incremental Term Loans have a final maturity of March 6, 2014 and prior to this date will amortize in quarterly principal installments totaling 1% annually beginning on June 30, 2008.  The Incremental Term Loans bear interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, and are otherwise governed by and subject to the existing terms of the Charter Operating credit facilities.

In April 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due 2009 and 2010 and approximately $35 million principal amount of Charter’s 5.875% convertible senior notes due 2009, for $66 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.  The purchased 5.875% convertible senior notes were cancelled resulting in approximately $14 million principal amount of such notes remaining outstanding.

Historical Operating, Investing and Financing Activities

Cash and Cash Equivalents.  We held $467 million in cash and cash equivalents as of March 31, 2008 compared to $75 million as of December 31, 2007.  The increase in cash and cash equivalents is primarily the result of the borrowing of $500 million of Incremental Term Loans under the Charter Operating credit facility in March 2008.

Operating Activities. Net cash provided by operating activities decreased $62 million, or 23%, from $266 million for the three months ended March 31, 2007 to $204 million for the three months ended March 31, 2008, primarily as a result of changes in operating assets and liabilities that provided $104 million less cash during the three months ended March 31, 2008 than the corresponding period in 2007, offset by revenues increasing at a faster rate than cash expenses.

Investing Activities. Net cash used in investing activities was $436 million and $321 million for the three months ended March 31, 2008 and 2007, respectively.  The increase is primarily due to an increase of $36 million in cash used for the purchase of property, plant, and equipment and $74 million used to purchase short-term investments.

Financing Activities. Net cash provided by financing activities was $624 million and $200 million for the three months ended March 31, 2008 and 2007, respectively.  The increase in cash provided during the three months ended

 March 31, 2008 as compared to the corresponding period in 2007, was primarily the result of increased borrowings of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $334 million and $298 million for the three months ended March 31, 2008 and 2007, respectively.  Capital expenditures increased as a result of spending on customer premise equipment and support capital to meet increased digital, high-speed Internet, and telephone customer growth.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt, and borrowings under our credit facilities.  In addition, during the three months ended March 31, 2008 and 2007, our liabilities related to capital expenditures decreased $31 million and $32 million, respectively.

During 2008, we expect capital expenditures to be approximately $1.2 billion.  We expect the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and scalable infrastructure.  We have funded and expect to continue to fund capital expenditures for 2008 primarily from cash flows from operating activities and borrowings under our credit facilities. The actual amount of our capital expenditures depends on the deployment of advanced broadband services and offerings.  We may need additional capital if there is accelerated growth in high-speed Internet, telephone or digital customers or there is an increased need to respond to competitive pressures by expanding the delivery of other advanced services.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
	2008	2007

Customer premise equipment (a)	$165	$161
Scalable infrastructure (b)	81	49
Line extensions (c)	21	24
Upgrade/Rebuild (d)	17	12
Support capital (e)	50	52

Total capital expenditures	$334	$298

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to various market risks, including fluctuations in interest rates.  We use interest rate swap agreements to manage our interest costs and reduce our exposure to increases in floating interest rates.  Our policy is to manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, we agree to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

As of March 31, 2008 and December 31, 2007, our long-term debt totaled approximately $20.6 billion and $19.9 billion, respectively.  As of March 31, 2008 and December 31, 2007, the weighted average interest rate on the credit facility debt was approximately 6.3% and 6.8%, respectively; the weighted average interest rate on the high-yield notes was approximately 10.3% and 10.3%; respectively, and the weighted average interest rate on the convertible senior notes was approximately 6.4% and 6.4%, respectively, resulting in a blended weighted average interest rate of 8.9% and 9.0%, respectively.  The interest rate on approximately 85% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of March 31, 2008 and December 31, 2007.  The fair value of our high-yield notes was $9.7 billion and $10.3 billion at March 31, 2008 and December 31, 2007, respectively.  The fair value of our convertible senior notes was $244 million and $332 million at March 31, 2008 and December 31, 2007, respectively.  The fair value of our credit facilities was $6.3 billion and $6.7 billion at March 31, 2008 and December 31, 2007, respectively.  The fair value of high-yield and convertible notes was based on quoted market prices, and the fair value of the credit facilities was based on dealer quotations.

We do not hold or issue derivative instruments for trading purposes.  We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the each of three months ended March 31, 2008 and 2007, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss.  For the three months ended March 31, 2008 and 2007, losses of $104 million and $2 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified as an increase or decrease to change in value of derivatives in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in our statements of operations.  For the three months ended March 31, 2008 and 2007, change in value of derivatives included losses of $30 million and $1 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2008 (dollars in millions):

	2008	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at March 31, 2008
Debt:
Fixed Rate	$--	$237	$2,232	$281	$1,654	$1,050	$7,837	$13,291	$9,937
Average Interest Rate	--	9.29%	10.26%	11.25%	7.75%	9.11%	10.93%	10.25%

Variable Rate	$53	$70	$70	$70	$70	$70	$6,931	$7,334	$6,251
Average Interest Rate	5.22%	5.04%	5.76%	6.36%	6.72%	6.99%	6.75%	6.71%

Interest Rate Instruments:
Variable to Fixed Swaps	$--	$--	$500	$300	$2,500	$1,000	$--	$4,300	$(303)
Average Pay Rate	--	--	7.02%	7.20%	7.16%	7.15%	--	7.14%
Average Receive Rate	--	--	5.92%	6.07%	6.88%	6.90%	--	6.72%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts.  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at March 31, 2008 including applicable bank spread.

At March 31, 2008 and December 31, 2007, we had $4.3 billion in notional amounts of interest rate swaps outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

See Note 12 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion concerning our legal proceedings.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes “Risk Factors” under Item 1A of Part I.  Except for the updated risk factors described below, there have been no material changes from the risk factors described in our Form 10-K.  The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

Risks Related to Significant Indebtedness of Us and Our Subsidiaries

We and our subsidiaries have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

We and our subsidiaries have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future.  As of March 31, 2008, our total debt was approximately $20.6 billion, our shareholders’ deficit was approximately $8.4 billion and the deficiency of earnings to cover fixed charges for the three months ended March 31, 2008 was $298 million.

Because of our significant indebtedness and adverse changes in the capital markets, our ability to raise additional capital at reasonable rates or at all is uncertain, and the ability of our subsidiaries to make distributions or payments to their parent companies is subject to availability of funds and restrictions under our subsidiaries’ applicable debt instruments and under applicable law.  If we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution, including potential loss of the entire value of their investment, and in the case of a recapitalization or other similar transaction, our noteholders might not receive principal and interest payments to which they are contractually entitled.

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

A default by one of our subsidiaries under its debt obligations could result in the acceleration of those obligations, which in turn could trigger cross-defaults under other agreements governing our long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities, the holders of the Charter Operating senior second-lien notes, the secured lenders under the CCO Holdings credit facility, and the holders of the CCH I notes could foreclose on the collateral, which includes equity interests in certain of our subsidiaries, and exercise other rights of secured creditors.  Any default under those credit facilities or the indentures governing our convertible senior notes or our subsidiaries’ debt could adversely affect our growth, our financial condition, our results of operations, the value of our equity and our ability to make payments on our convertible senior notes, Charter Operating’s credit facilities, and other debt of our subsidiaries, and could force us to seek the protection of the bankruptcy laws.  We and our subsidiaries may incur significant additional debt in the future.  If current debt amounts increase, the related risks that we now face will intensify.

We may not be able to access funds under the Charter Operating revolving credit facilities if we fail to satisfy the covenant restrictions, which could adversely affect our financial condition and our ability to conduct our business.

Our subsidiaries have historically relied on access to credit facilities to fund operations, capital expenditures, and to service parent company debt, and we expect such reliance to continue in the future.  Our total potential borrowing availability under our revolving credit facility was approximately $1.4 billion as of March 31, 2008, none of which was limited by covenant restrictions.  There can be no assurance that actual availability under our credit facility will not be limited by covenant restrictions in the future.

One of the conditions to the availability of funding under the Charter Operating revolving credit facility is the absence of a default under such facility, including as a result of any failure to comply with the covenants under the facilities.  Among other covenants, the Charter Operating credit facility requires us to maintain specified leverage ratios.  The Charter Operating revolving credit facility also provides that Charter Operating obtain an unqualified audit opinion from its independent accountants for each fiscal year, which, among other things, requires Charter to demonstrate its ability to fund its projected liquidity needs for a reasonable period of time following the balance sheet date of the financial statements being audited.  There can be no assurance that Charter Operating will be able to continue to comply with these or any other of the covenants under the credit facilities.  See “—We and our subsidiaries have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business” for a discussion of the consequences of a default under our debt obligations.

We depend on generating (and having available to the applicable obligor) sufficient cash flow and having access to additional liquidity sources to fund our debt obligations, capital expenditures, and ongoing operations.

Our ability to service our debt and to fund our planned capital expenditures and ongoing operations will depend on both our ability to generate and grow cash flow and our access (by dividend or otherwise) to additional liquidity sources.  Our ability to generate and grow cash flow is dependent on many factors, including:

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

Some of these factors are beyond our control.  It is also difficult to assess the impact that the general economic downturn and recent turmoil in the credit markets will have on future operations and financial results.  However, we believe there is risk that the economic slowdown could result in reduced spending by customers and advertisers, which could reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated.  If we are unable to generate sufficient cash flow or we are unable to access additional liquidity sources, we may not be able to service and repay our debt, operate our business, respond to competitive challenges, or fund our other liquidity and capital needs.  We expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to fund our projected cash needs, including scheduled maturities, through 2009.  We believe that cash flows from operating activities, and the amounts available under the Charter Operating credit facilities will not be sufficient to fund projected cash needs in 2010 (primarily as a result of the CCH II $2.2 billion of senior notes maturing in September 2010) and thereafter.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from our independent accountants.  Although we have been able to refinance or otherwise fund the repayment of debt in the past, we may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding.  An inability to access additional sources of liquidity to fund our cash needs in 2010 or thereafter or to refinance or otherwise fund the repayment of the CCH II senior notes could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.  See “Part I.  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.

Charter’s primary assets are our equity interests in our subsidiaries.  Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions or otherwise.  Our subsidiaries’ ability to make distributions to us or the applicable debt issuers to service debt obligations is subject to their compliance with the terms of their credit facilities and indentures and restrictions under applicable law.  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Limitations on Distributions.”  Under the Delaware Limited Liability Company Act, our subsidiaries may only make distributions if they have “surplus” as defined in the act.  Under fraudulent transfer laws, our subsidiaries may not pay dividends if they are insolvent or are rendered insolvent thereby.  The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness.  Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating and CCO Holdings credit facilities.  Several of our subsidiaries are also obligors and guarantors under senior high yield notes.  Our convertible senior notes are structurally subordinated in right of payment to all of the debt and other liabilities of our subsidiaries.  As of March 31, 2008, our total debt was approximately $20.6 billion, of which approximately $20.2 billion was structurally senior to our convertible senior notes.

In the event of bankruptcy, liquidation or dissolution of one or more of our subsidiaries, that subsidiary’s assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise.  In that event:

•
the lenders under Charter Operating’s credit facilities whose interests are secured by substantially all of our operating assets, and all holders of other debt of our subsidiaries, will have the right to be paid in full before us from any of our subsidiaries’ assets; and

•
the holders of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of its assets that may reduce the amounts available for repayment to holders of our outstanding notes.

Risks Related to Our Business

The failure to maintain a minimum share price of $1.00 per share of Class A common stock could result in delisting of our shares on the NASDAQ Global Select Market, which would harm the market price of Charter’s Class A common stock.

In order to retain our listing on the NASDAQ Global Select Market we are required to maintain a minimum bid price of $1.00 per share.  On April 14, 2008, we received notice from the NASDAQ Global Select market that our Class A common stock had closed below the minimum bid price of $1.00 per share for 30 consecutive business days and, therefore, is not in compliance with the minimum bid price rule.  We can regain compliance if our Class A common stock closes at or above $1.00 per share for 10 consecutive days during the 180 days immediately following April 14, 2008 or at any time by October 13, 2008. If we are unable to take action to increase the bid price per share (either by reverse stock split or otherwise), we could be subject to delisting from the NASDAQ Global Select Market.

The failure to maintain our listing on the NASDAQ Global Select Market would harm the liquidity of Charter’s Class A common stock and would have adverse effect on the market price of our common stock. If the stock were to trade it would likely trade on the OTC “pink sheets,” which provide significantly less liquidity than does the NASDAQ Global Select Market. As a result, the liquidity of our common stock would be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts’ and news media’s coverage, and lower prices for our common stock than might otherwise be attained. In addition, our common stock would become subject to the low-priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities.

Item 6.	Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CHARTER COMMUNICATIONS, INC.,
                    Registrant

Dated: May 12, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and
Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number		Description of Document

10.1
Indenture relating to the 10.875% senior second lien notes due 2014, dated as of March 19, 2008, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wilmington Trust Company, as trustee.

10.2
Collateral Agreement, dated as of March 19, 2008, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC, and certain of its subsidiaries in favor of Wilmington Trust Company, as trustee.

10.3	+	Separation Agreement and Release for Jeffrey T. Fisher.
10.4	(a)+	Amended and Restated Employment Agreement between Eloise E. Schmitz and Charter Communications, Inc., dated as of August 1, 2007.
10.4	(b)+	Amendment to Amended and Restated Employment Agreement between Eloise E. Schmitz and Charter Communications, Inc., dated as of April 7, 2008.
10.5	+	Amendment to Amended and Restated Employment Agreement between Michael J. Lovett and Charter Communications, Inc., dated as of March 5, 2008.
10.6	+	Amendment to Amended and Restated Employment Agreement between Grier C. Raclin and Charter Communications, Inc., dated as of March 5, 2008.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2		Certificate of Interim Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Chief Financial Officer).

+ Management compensatory plan or arrangement

E-1