Form 10-Q
period 2008-06-30
CHARTER COMMUNICATIONS INC /MO/
filed 2008-08-05
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                   (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑                                      Accelerated filer ☐                                                          Non-accelerated filer ☐                                       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

Number of shares of Class A common stock outstanding as of June 30, 2008: 407,201,927
Number of shares of Class B common stock outstanding as of June 30, 2008: 50,000

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended June 30, 2008

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2008.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this quarterly report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report.  In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

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

•	our ability to obtain programming at reasonable prices or to adequately raise prices to offset the effects of higher programming costs;
•	general business conditions, economic uncertainty or slowdown, including the recent significant slowdown in the housing sector and overall economy; and
•	the effects of governmental regulation on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.  We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63	$75
Short-term investments	13	--
Accounts receivable, less allowance for doubtful accounts of
$19 and $18, respectively	250	225
Prepaid expenses and other current assets	35	36
Total current assets	361	336

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	5,106	5,103
Franchises, net	8,935	8,942
Total investment in cable properties, net	14,041	14,045

OTHER NONCURRENT ASSETS	308	285

Total assets	$14,710	$14,666

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,293	$1,332
Total current liabilities	1,293	1,332

LONG-TERM DEBT	20,480	19,908
NOTE PAYABLE – RELATED PARTY	69	65
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	1,150	1,035
MINORITY INTEREST	203	199
PREFERRED STOCK – REDEEMABLE; $.001 par value; 1 million
shares authorized; 36,713 shares issued and outstanding	5	5

SHAREHOLDERS’ DEFICIT:
Class A Common stock; $.001 par value; 10.5 billion shares authorized;
407,201,927 and 398,226,468 shares issued and outstanding, respectively	--	--
Class B Common stock; $.001 par value; 4.5 billion
shares authorized; 50,000 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	5,331	5,327
Accumulated deficit	(13,730)	(13,096)
Accumulated other comprehensive loss	(105)	(123)

Total shareholders’ deficit	(8,504)	(7,892)

Total liabilities and shareholders’ deficit	$14,710	$14,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$1,623	$1,499	$3,187	$2,924

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	698	647	1,380	1,278
Selling, general and administrative	342	317	687	620
Depreciation and amortization	328	334	649	665
Other operating expenses, net	25	1	36	5

	1,393	1,299	2,752	2,568

Income from operations	230	200	435	356

OTHER INCOME AND (EXPENSES):
Interest expense, net	(474)	(462)	(939)	(926)
Change in value of derivatives	26	(3)	(11)	(4)
Other income (expense), net	1	(36)	(2)	(39)

	(447)	(501)	(952)	(969)

Loss before income taxes	(217)	(301)	(517)	(613)

INCOME TAX EXPENSE	(59)	(59)	(117)	(128)

Net loss	$(276)	$(360)	$(634)	$(741)

LOSS PER COMMON SHARE:	$(.74)	$(.98)	$(1.71)	$(2.02)

Weighted average common shares outstanding, basic and diluted	371,652,070	367,582,677	370,868,849	366,855,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(634)	$(741)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	649	665
Noncash interest expense	27	21
Change in value of derivatives	11	4
Deferred income taxes	114	123
Other, net	22	39
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	(24)	(29)
Prepaid expenses and other assets	--	26
Accounts payable, accrued expenses and other	3	10

Net cash flows from operating activities	168	118

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(650)	(579)
Change in accrued expenses related to capital expenditures	(41)	(39)
Other, net	(11)	31

Net cash flows from investing activities	(702)	(587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,765	7,247
Repayments of long-term debt	(1,195)	(6,727)
Payments for debt issuance costs	(39)	(33)
Other, net	(9)	3

Net cash flows from financing activities	522	490

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12)	21
CASH AND CASH EQUIVALENTS, beginning of period	75	60

CASH AND CASH EQUIVALENTS, end of period	$63	$81

CASH PAID FOR INTEREST	$912	$918

NONCASH TRANSACTIONS:
Cumulative adjustment to accumulated deficit for the adoption of FIN 48	$--	$56

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.	Organization and Basis of Presentation

Charter Communications, Inc. ("Charter") is a holding company whose principal assets at June 30, 2008 are the 55% controlling common equity interest (52% for accounting purposes) in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes which are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes.  Charter Holdco is the sole owner of CCHC, LLC ("CCHC"), which is the sole owner of Charter Communications Holdings, LLC ("Charter Holdings").  The consolidated financial statements include the accounts of Charter, Charter Holdco, CCHC, Charter Holdings and all of their subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  Charter has 100% voting control over Charter Holdco and consolidates Charter Holdco as a variable interest entity under Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46(R) Consolidation of Variable Interest Entities.  Charter Holdco’s limited liability company agreement provides that so long as Charter’s Class B common stock retains its special voting rights, Charter will maintain a 100% voting interest in Charter Holdco.  Voting control gives Charter full authority and control over the operations of Charter Holdco.  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is a broadband communications company operating in the United States.  The Company offers to residential and commercial customers traditional cable video programming (basic and digital video), high-speed Internet services, and telephone services, as well as advanced broadband services such as high definition television, Charter OnDemand™ (“OnDemand”), and digital video recorder ("DVR") service.  The Company sells its cable video programming, high-speed Internet, telephone, and advanced broadband services primarily on a subscription basis.  The Company also sells local advertising on cable networks.

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

2.           Liquidity and Capital Resources

The Company incurred net losses of $276 million and $360 million for the three months ended June 30, 2008 and 2007, respectively, and $634 million and $741 million for the six months ended June 30, 2008 and 2007, respectively.  The Company’s net cash flows from operating activities were $168 million and $118 million for the six months ended June 30, 2008 and 2007, respectively.

The Company has a significant amount of debt.  The Company's long-term debt as of June 30, 2008 totaled $20.5 billion, consisting of $7.3 billion of credit facility debt, $12.8 billion accreted value of high-yield notes, and $365 million accreted value of convertible senior notes.  For the remainder of 2008, $36 million of the Company’s debt

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

matures.  As of June 30, 2008, the Company’s 2009 debt maturities totaled $238 million.  In 2010 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, proceeds from sales of assets, issuances of debt and equity securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the six months ended June 30, 2008, the Company generated $168 million of net cash flows from operating activities, after paying cash interest of $912 million.  In addition, the Company used $650 million for purchases of property, plant and equipment.  Finally, the Company generated net cash flows from financing activities of $522 million, as a result of financing transactions completed during the six months ended June 30, 2008.

The Company expects that cash on hand, cash flows from operating activities, and the amounts available under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities will be adequate to fund its projected cash needs, including scheduled maturities, through 2009.  The Company believes that cash flows from operating activities, and the amounts available under the Charter Operating credit facilities will not be sufficient to fund projected cash needs in 2010 (primarily as a result of the CCH II, LLC (“CCH II”) $1.9 billion of senior notes outstanding at July 2, 2008 that mature in September 2010) and thereafter.  The Company’s projected cash needs and projected sources of liquidity depend upon, among other things, its actual results, the timing and amount of its capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from its independent accountants.  Although the Company has been able to refinance or otherwise fund the repayment of debt in the past, it may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding.  A continuation of the recent turmoil in the credit markets and the general economic downturn could adversely impact the terms and/or pricing when the Company needs to raise additional liquidity.  No assurances can be given that the Company will not experience liquidity problems if it does not obtain sufficient additional financing on a timely basis as the Company’s debt becomes due or because of adverse market conditions, increased competition, or other unfavorable events.

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

Credit Facility Availability

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with the Company’s indentures and the CCO Holdings, LLC (“CCO Holdings”) credit facility, contain certain restrictive covenants, some of which require the Company to maintain specified leverage ratios, meet financial tests, and provide annual audited financial statements with an unqualified opinion from the Company’s independent accountants.  As of June 30, 2008, the Company was in compliance with the covenants under its indentures and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months.  As of June 30, 2008, the Company’s potential availability under Charter Operating’s revolving credit facility totaled approximately $1.4 billion, none of which was limited by covenant restrictions.  Continued access to the Company’s revolving credit facility is subject to the Company remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

facility may not be available and defaults on some or potentially all of the Company’s debt obligations could occur.  An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes, and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of June 30, 2008, Charter Holdco was owed $115 million in intercompany loans from Charter Operating, which amounts were available to pay interest and principal on Charter's convertible senior notes.  In addition, as long as Charter Holdco continues to hold the $35 million of Charter Holdings’ notes due 2009 and 2010 (as discussed further below), Charter Holdco will receive interest and principal payments from Charter Holdings.  Such amounts may be available to pay interest and principal on Charter’s convertible senior notes, although Charter Holdco may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC) for payment of principal on parent company notes, are restricted under the indentures governing the CCH I Holdings, LLC (“CIH”) notes, CCH I, LLC (“CCH I”) notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended June 30, 2008, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on June 30, 2008 financial results.  Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution.  In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test.  There can be no assurance that they will satisfy these tests at the time of the contemplated distribution.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the Charter Operating credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended June 30, 2008, there was no default under Charter Holdings’ indentures, the other specified tests were met, and Charter Holdings met its leverage ratio test of 8.75 to 1.0 based on June 30, 2008 financial results.  Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution.  In the past, Charter Holdings has from time to time failed to meet this leverage ratio test.  There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

Recent Financing Transactions

In March 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014 and borrowed $500 million principal amount of incremental term loans under the Charter Operating credit facilities (see Note 5).  In the second quarter of 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2009 and 2010 and approximately $46 million principal amount of Charter’s 5.875% convertible senior notes due 2009, for approximately $77 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.  The purchased 5.875% convertible senior notes were cancelled resulting in approximately $3 million principal amount of such notes remaining outstanding.

In July 2008, CCH II completed a tender offer, in which $338 million of CCH II’s 10.25% senior notes due 2010 were accepted for $364 million of CCH II’s 10.25% senior notes due 2013, which were issued as part of the same series of notes as CCH II’s $250 million aggregate principal amount of 10.25% senior notes due 2013, which were issued in September 2006.

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

As of June 30, 2008 and December 31, 2007, indefinite-lived and finite-lived intangible assets are presented in the following table:

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$8,928	$--	$8,928	$8,929	$--	$8,929
Goodwill	68	--	68	67	--	67

	$8,996	$--	$8,996	$8,996	$--	$8,996
Finite-lived intangible assets:
Franchises with finite lives	$15	$8	$7	$23	$10	$13

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals.  During the six months ended June 30, 2008, the net carrying amount of indefinite-lived franchises was reduced by $2 million related to cable asset sales completed in 2008, and $4 million as a result of the finalization of purchase accounting related to cable asset acquisitions.  Additionally, during the six months ended June 30, 2008, approximately $5 million of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on management’s assessment when these franchises migrated to state-wide franchising.  Franchise amortization expense for the three and six months ended June 30, 2008 was approximately $0 and $1 million, respectively.  The Company expects that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Accounts payable – trade	$88	$127
Accrued capital expenditures	54	95
Accrued expenses:
Interest	412	418
Programming costs	288	273
Compensation	107	116
Franchise-related fees	55	66
Other	289	237

	$1,293	$1,332

5. Long-Term Debt

Long-term debt consists of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
Charter Communications, Inc.:
5.875% convertible senior notes due November 16, 2009	$3	$3	$49	$49
6.50% convertible senior notes due October 1, 2027	479	362	479	353
Charter Communications Holdings, LLC:
10.000% senior notes due April 1, 2009	76	76	88	88
10.750% senior notes due October 1, 2009	54	54	63	63
9.625% senior notes due November 15, 2009	35	35	37	37
10.250% senior notes due January 15, 2010	9	9	18	18
11.750% senior discount notes due January 15, 2010	13	13	16	16
11.125% senior notes due January 15, 2011	47	47	47	47
13.500% senior discount notes due January 15, 2011	60	60	60	60
9.920% senior discount notes due April 1, 2011	51	51	51	51
10.000% senior notes due May 15, 2011	69	69	69	69
11.750% senior discount notes due May 15, 2011	54	54	54	54
12.125% senior discount notes due January 15, 2012	75	75	75	75
CCH I Holdings, LLC:
11.125% senior notes due January 15, 2014	151	151	151	151
13.500% senior discount notes due January 15, 2014	581	581	581	581
9.920% senior discount notes due April 1, 2014	471	471	471	471
10.000% senior notes due May 15, 2014	299	299	299	299
11.750% senior discount notes due May 15, 2014	815	815	815	815
12.125% senior discount notes due January 15, 2015	217	217	217	217
CCH I, LLC:
11.000% senior notes due October 1, 2015	3,987	4,077	3,987	4,083

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

CCH II, LLC:
10.250% senior notes due September 15, 2010	2,198	2,193	2,198	2,192
10.250% senior notes due October 1, 2013	250	260	250	260
CCO Holdings, LLC:
8 ¾% senior notes due November 15, 2013	800	796	800	795
Credit facility	350	350	350	350
Charter Communications Operating, LLC:
8.000% senior second-lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second-lien notes due April 30, 2014	770	770	770	770
10.875% senior second-lien notes due September 15, 2014	546	526	--	--
Credit facilities	6,966	6,966	6,844	6,844
	$20,526	$20,480	$19,939	$19,908

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due) is equal to the principal amount of notes.

In March 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014, guaranteed by CCO Holdings and certain other subsidiaries of Charter Operating, in a private transaction.  Net proceeds from the senior second-lien notes were used to reduce borrowings, but not commitments, under the revolving portion of the Charter Operating credit facilities.

The Charter Operating 10.875% senior second-lien notes may be redeemed at the option of Charter Operating on or after varying dates, in each case at a premium, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on a 10.875% senior second-lien note due 2014 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such note.  The Charter Operating 10.875% senior second-lien notes may be redeemed at any time on or after March 15, 2012 at specified prices.  In the event of specified change of control events, Charter Operating must offer to purchase the Charter Operating 10.875% senior second-lien notes at a purchase price equal to 101% of the total principal amount of the Charter Operating notes repurchased plus any accrued and unpaid interest thereon.

In addition, Charter Operating borrowed $500 million principal amount of incremental term loans (the “Incremental Term Loans”) under the Charter Operating credit facilities. The Incremental Term Loans have a final maturity of March 6, 2014 and prior to this date will amortize in quarterly principal installments totaling 1% annually beginning on June 30, 2008.  The Incremental Term Loans bear interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, and are otherwise governed by and subject to the existing terms of the Charter Operating credit facilities.   Net proceeds from the Incremental Term Loans were used for general corporate purposes.

In the second quarter of 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due 2009 and 2010 and approximately $46 million principal amount of Charter’s 5.875% convertible senior notes due 2009, for approximately $77 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.  The purchased 5.875% convertible senior notes were cancelled resulting in approximately $3 million principal amount of such notes remaining outstanding.  The transactions resulted in a gain on extinguishment of debt of approximately $4 million for the three months ended June 30, 2008, included in other income (expense), net on the Company’s condensed consolidated statements of operations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

6.           Minority Interest and Equity Interest of Charter Holdco

Charter is a holding company whose primary assets are a controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems, and $482 million and $528 million at June 30, 2008 and December 31, 2007, respectively, of mirror notes payable by Charter Holdco to Charter, and which have the same principal amount and terms as those of Charter’s 5.875% and 6.50% convertible senior notes.  Minority interest on the Company’s condensed consolidated balance sheets represents Mr. Paul G. Allen’s, Charter’s chairman and controlling shareholder, 5.6% preferred membership interests in CC VIII, LLC (“CC VIII”), an indirect subsidiary of Charter Holdco, of $203 million and $199 million as of June 30, 2008 and December 31, 2007, respectively.

7.	Comprehensive Loss

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss.  Comprehensive loss was $154 million and $310 million for the three months ended June 30, 2008 and 2007, respectively, and $616 million and $697 million for the six months ended June 30, 2008 and 2007, respectively.

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

The Company’s hedging policy does not permit it to hold or issue derivative instruments for speculative trading purposes.  The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For each of the three and six months ended June 30, 2008 and 2007, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria specified by SFAS No. 133 are reported in accumulated other comprehensive loss.  For the three months ended June 30, 2008 and 2007, gains of $122 million and $50 million, respectively, and for the six months ended June 30, 2008 and 2007, gains of $18 million and $48 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss.  The amounts are subsequently reclassified as an increase or decrease to change in value of derivatives in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in the Company’s consolidated statements of operations.  For the three months ended June 30, 2008 and 2007, change in value of derivatives includes gains of $36 million and $6 million, respectively, and for the six months ended June 30, 2008 and 2007, gains of $6 million and $5 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

As of June 30, 2008 and December 31, 2007, the Company had $4.3 billion in notional amounts of interest rate swaps outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Certain provisions of the Company’s 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes.  In accordance with SFAS No. 133, these derivatives are marked to market with gains or losses recorded as the change in value of derivatives on the Company’s consolidated statement of operations.  For the three months ended June 30, 2008 and 2007, the Company recognized $10 million and $9 million in losses related to these derivatives, respectively, and for the six months ended June 30, 2008 and 2007, the Company recognized losses of $17 million and $9 million, respectively.  At June 30, 2008 and December 31, 2007, $50 million and $33 million, respectively, is recorded on the Company’s balance sheets related to these derivatives.

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

As of June 30, 2008, Charter had $13 million of available-for-sale investments in commercial paper with initial maturities of between three and six months.  The investments were valued using quoted prices classified within level 1 of the valuation hierarchy.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company’s financial assets and financial liabilities that are accounted for at fair value on a recurring basis are presented in the table below:

	Fair Value As of June 30, 2008
	Level 1	Level 2	Level 3	Total
Short-term investments:
Available-for-sale investments	$13	$--	$--	$13
	$13	$--	$--	$13

Other long-term liabilities:
Interest rate derivatives	$--	$145	$--	$145
Embedded derivatives	--	--	50	50
	$--	$145	$50	$195

9.           Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Loss on sale of assets, net	$2	$--	$4	$3
Special charges, net	23	1	32	2

	$25	$1	$36	$5

Special charges, net for the three and six months ended June 30, 2008 includes severance charges and expected settlement costs associated with the Sjoblon litigation (see Note 13), offset by favorable insurance settlements related to hurricane Katrina claims.  Special charges, net for the three and six months ended June 30, 2007 primarily represent severance charges.

10.           Other Income (Expense), Net

Other income (expense), net consists of the following for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Gain (loss) on extinguishment of debt	$4	$(34)	$4	$(35)
Minority interest	(2)	(1)	(4)	(3)
Loss on investments	(1)	(1)	(1)	(1)
Other, net	--	--	(1)	--

	$1	$(36)	$(2)	$(39)

As part of the refinancing in March 2007, the existing CCO Holdings $350 million revolving/term credit facility was terminated, resulting in a loss on extinguishment of debt for the three and six months ended June 30, 2007 of approximately $12 million and $13 million, respectively.  In April 2007, Charter Holdings completed a tender offer

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

resulting in a loss on extinguishment of debt for each of the three and six months ended June 30, 2007 of approximately $22 million.

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

For each of the three month periods ended June 30, 2008 and 2007, the Company recorded $59 million of income tax expense, and for the six months ended June 30, 2008 and 2007, the Company recorded $117 million and $128 million of income tax expense, respectively.  Income tax expense was recognized through increases in deferred tax liabilities related to Charter’s investment in Charter Holdco, and certain of Charter’s subsidiaries, in addition to current federal and state income tax expense.

As of June 30, 2008 and December 31, 2007, the Company had net deferred income tax liabilities of approximately $780 million and $665 million, respectively.  Included in these deferred tax liabilities is approximately $226 million of deferred tax liabilities at June 30, 2008 and December 31, 2007, relating to certain indirect subsidiaries of Charter Holdco that file separate income tax returns. The remainder of the Company’s deferred tax liability arose from Charter’s investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

As of June 30, 2008, the Company had deferred tax assets of $5.2 billion, which included $1.9 billion of financial losses in excess of tax losses allocated to Charter from Charter Holdco.  The deferred tax assets also included $3.3 billion of tax net operating loss carryforwards (generally expiring in years 2008 through 2028) of Charter and its indirect subsidiaries.  Valuation allowances of $5.0 billion exist with respect to these deferred tax assets.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.

The amount of any benefit from the Company’s tax net operating losses is dependent on: (1) Charter and its subsidiaries’ ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income.  Any future “ownership changes” of Charter’s common stock, as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income the Company may generate.  Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate the Company’s ability to use a substantial portion of its net operating losses to offset future taxable income.  Although the Company has adopted the Rights Plan as an attempt to protect against an “ownership change,” certain transactions and the timing of such transactions could cause such an ownership change including, but not limited to, the following: the issuance of shares of common stock upon future conversion of Charter’s convertible senior notes; reacquisition of the shares borrowed under the share lending agreement by Charter (of which 21.8 million were outstanding as of June 30, 2008); or acquisitions or sales of shares by certain holders of Charter’s shares, including persons who have held, currently hold, or accumulate in the future, five percent or more of Charter’s outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into CCI common stock).  Many of the foregoing transactions, including whether Mr. Allen exchanges his Charter Holdco units, are beyond management’s control.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The deferred tax liability for Charter’s investment in Charter Holdco is largely attributable to the characterization of franchises for financial reporting purposes as indefinite lived.  If Mr. Allen were to exchange his Charter Holdco units, as described above, Charter would likely record for financial reporting purposes additional deferred tax liability related to its increased interest in Charter Holdco and the related underlying indefinite lived franchise assets.

Charter and Charter Holdco received notification from the Internal Revenue Service (“IRS”) examining agent that no changes to the 2004 and 2005 tax returns would be required as a result of their examination.  These findings are subject to the IRS Area Director’s approval.

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

12.           Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved.  Unless otherwise disclosed, management believes each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

Digeo, Inc.

Mr. Paul G. Allen, the controlling shareholder of Charter, through his 100% ownership of Vulcan Ventures Incorporated (“Vulcan Ventures”), owns a majority interest in Digeo, Inc. on a fully-converted fully-diluted basis.  Ms. Jo Allen Patton is a director of the Company and a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of the Company and is Executive Vice President of Vulcan Ventures.  Currently, Charter Operating owns 1.8% of Digeo, Inc.’s common stock.

In May 2008, Charter Operating entered into an agreement with Digeo Interactive, LLC, a subsidiary of Digeo, Inc., for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment is subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units is being supplied under a software license agreement with Digeo Interactive, LLC; the cost of which is expected to be approximately $2 million for  the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  For the six months ended June 30, 2008, Charter has not purchased any units from Digeo Interactive, LLC under these agreements.

13.           Contingencies

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

In the ordinary course of business, the Company may face employment law claims, including claims under the Fair Labor Standards Act and wage and hour laws of the states in which we operate.   On August 15, 2007, a complaint was filed, on behalf of both nationwide and state of Wisconsin classes of certain categories of current and former Charter technicians, against Charter in the United States District Court for the Western District of Wisconsin (Sjoblom v. Charter Communications, LLC and Charter Communications, Inc.), alleging that Charter violated the Fair Labor Standards Act and Wisconsin wage and hour laws by failing to pay technicians for certain hours claimed to have been worked.  While the Company believes it has substantial factual and legal defenses to the claims at issue, in order to avoid the cost and distraction of continuing to litigate the case, the Company is in active negotiations with the plaintiffs to reach a settlement, which would be subject to the approval of the court.  The Company has accrued expected settlement costs associated with the Sjoblom case (see Note 9).  If the Company were subjected, in the normal course of business, to the assertion of other similar claims in other jurisdictions, the Company could not predict the ultimate outcome of any such proceedings or claims.

Charter is a party to other lawsuits and claims that arise in the ordinary course of conducting its business.  The ultimate outcome of these other legal matters pending against the Company or its subsidiaries cannot be predicted.  Although such lawsuits and claims, including the employment law claims discussed above, are not expected individually to be material to the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits and claims could be, in the aggregate, material to the Company’s consolidated financial condition, results of operations or liquidity.

14.           Stock Compensation Plans

The Company has stock compensation plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (shares of restricted stock not to exceed 20.0 million shares of Charter Class A common stock), as each term is defined in the Plans.  Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the Plans.  Options granted generally vest over four years from the grant date, with 25% generally vesting on the first anniversary of the grant date and ratably thereafter.  Generally, options expire 10 years from the grant date.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  The 2001 Stock Incentive Plan allows for the issuance of up to a total of 90.0 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).  In March 2008, the Company adopted an incentive program to allow for performance cash.  Under the incentive program, performance units under the 2001 Stock Incentive Plan and performance cash are deposited into a performance bank of which one-third of the balance is paid out each year, subject to meeting performance criteria.  During the three and six months ended June 30, 2008, Charter granted 0.7 million and 10.4 million shares of restricted stock, respectively.  During the six months ended June 30, 2008, Charter granted 11.5 million performance units and $8 million of performance cash under Charter’s 2008 incentive program.

The Company recorded $8 million and $5 million of stock compensation expense for the three months ended June 30, 2008 and 2007, respectively, and $16 million and $10 million for the six months ended June 30, 2008 and 2007, respectively, which is included in selling, general, and administrative expense.

15.           Recently Issued Accounting Standards

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FSP FAS 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP FAS 142-3 effective January 1, 2009.  The Company is currently assessing the impact of FSP FAS 142-3 on its financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP APB 14-1 effective January 1, 2009.  The Company is currently assessing the impact of FSP APB 14-1 on its financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its accompanying financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal assets at June 30, 2008 are the 55% controlling common equity interest (52% for accounting purposes) in Charter Communications Holding Company, LLC (“Charter Holdco”) and “mirror” notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as Charter’s convertible senior notes.

We are a broadband communications company operating in the United States with approximately 5.6 million customers at June 30, 2008.  Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (basic and digital, which we refer to as “video” service), high-speed Internet service, and telephone services, as well as, advanced broadband services (such as OnDemand high definition television service, and DVR).

The following table summarizes our customer statistics for basic video, digital video, residential high-speed Internet, and telephone as of June 30, 2008 and 2007:

	Approximate as of
	June 30,	June 30,
	2008 (a)	2007 (a)

Video Cable Services:
Basic Video:
Residential (non-bulk) basic video customers (b)	4,897,100	5,107,800
Multi-dwelling (bulk) and commercial unit customers (c)	264,900	269,000
Total basic video customers (b)(c)	5,162,000	5,376,800

Digital Video:
Digital video customers (d)	3,056,900	2,866,000

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,787,300	2,583,200
Telephone customers (f)	1,175,500	700,300

After giving effect to sales and acquisitions of cable systems in 2007 and 2008, basic video customers, digital video customers, high-speed Internet customers and telephone customers would have been 5,323,800, 2,843,800, 2,577,900, and 701,300, respectively, as of June 30, 2007.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees).  At June 30, 2008 and 2007, "customers" include approximately 34,200 and 31,300 persons whose accounts were over 60 days past due in payment, approximately 5,300 and 3,800 persons whose accounts were over 90 days past due in payment, and approximately 2,600 and 1,500 of which were over 120 days past due in payment, respectively.

(b)	"Basic video customers" include all residential customers who receive video cable services.

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

(f)                    “Telephone customers" include all customers receiving telephone service.

Overview

For the three months ended June 30, 2008 and 2007, our income from operations was $230 million and $200 million, respectively, and for the six months ended June 30, 2008 and 2007, our income from operations was $435 million and $356 million, respectively.  We had operating margins of 14% and 13% for the three months ended June 30, 2008 and 2007, respectively, and 14% and 12% for the six months ended June 30, 2008 and 2007, respectively.  The increase in income from operations and operating margins for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 was principally due to an increase in revenue over cash expenses as a result of increased customers for high-speed Internet, digital video, and telephone, as well as overall rate increases.

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

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007

REVENUES	$1,623	100%	$1,499	100%	$3,187	100%	$2,924	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	698	43%	647	43%	1,380	43%	1,278	44%
Selling, general and administrative	342	21%	317	21%	687	22%	620	21%
Depreciation and amortization	328	20%	334	23%	649	20%	665	23%
Other operating expenses, net	25	2%	1	--	36	1%	5	--

	1,393	86%	1,299	87%	2,752	86%	2,568	88%

Income from operations	230	14%	200	13%	435	14%	356	12%

OTHER INCOME (EXPENSES):
Interest expense, net	(474)		(462)		(939)		(926)
Change in value of derivatives	26		(3)		(11)		(4)
Other income (expense), net	1		(36)		(2)		(39)

	(447)		(501)		(952)		(969)

Loss before income taxes	(217)		(301)		(517)		(613)

INCOME TAX EXPENSE	(59)		(59)		(117)		(128)

Net loss	$(276)		$(360)		$(634)		$(741)

LOSS PER COMMON SHARE	$(.74)		$(0.98)		$(1.71)		$(2.02)

Weighted average common shares outstanding, basic and diluted	371,652,070		367,582,677		370,868,849		366,855,427

Revenues.  Average monthly revenue per basic video customer increased to $104 for the three months ended June 30, 2008 from $93 for the three months ended June 30, 2007 and increased to $102 for the six months ended June 30, 2008 from $88 for the six months ended June 30, 2007.  Average monthly revenue per basic video customer represents total revenue, divided by the number of respective months, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services, offset by a decrease in basic video customers.  Cable system sales, net of acquisitions, in 2007 reduced the increase in revenues for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 by approximately $9 million and $18 million, respectively.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended June 30,
	2008		2007		2008 over 2007
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$874	54%	$859	57%	$15	2%
High-speed Internet	339	21%	308	21%	31	10%
Telephone	134	8%	80	5%	54	68%
Commercial	96	6%	83	6%	13	16%
Advertising sales	75	5%	76	5%	(1)	(1%)
Other	105	6%	93	6%	12	13%

	$1,623	100%	$1,499	100%	$124	8%

	Six Months Ended June 30,
	2008		2007		2008 over 2007
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$1,732	54%	$1,697	58%	$35	2%
High-speed Internet	667	21%	602	21%	65	11%
Telephone	255	8%	143	5%	112	78%
Commercial	189	6%	164	6%	25	15%
Advertising sales	143	5%	139	4%	4	3%
Other	201	6%	179	6%	22	12%

	$3,187	100%	$2,924	100%	$263	9%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers.  Basic video customers decreased by 214,800 customers from June 30, 2007, 53,000 of which was related to asset sales, net of acquisitions, compared to June 30, 2008.  Digital video customers increased by 190,900, reduced by the sale, net of acquisitions, of 22,200 customers.  The increases in video revenues are attributable to the following (dollars in millions):

	Three months ended June 30, 2008 compared to three months ended June 30, 2007 Increase / (Decrease)	Six months ended June 30, 2008 compared to six months ended June 30, 2007 Increase / (Decrease)

Incremental video services and rate adjustments	$22	$51
Increase in digital video customers	18	33
Decrease in basic video customers	(19)	(36)
System sales, net of acquisitions	(6)	(13)

	$15	$35

High-speed Internet customers grew by 204,100 customers, reduced by system sales, net of acquisitions, of 5,300 customers, from June 30, 2007 to June 30, 2008.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2008 compared to three months ended June 30, 2007 Increase / (Decrease)	Six months ended June 30, 2008 compared to six months ended June 30, 2007 Increase / (Decrease)

Increase in high-speed Internet customers	$28	$61
Rate adjustments and service upgrades	4	6
System sales, net of acquisitions	(1)	(2)

	$31	$65

Revenues from telephone services increased primarily as a result of an increase of 475,200 telephone customers (1,000 of which was related to system acquisitions, net of sales) from June 30, 2007 to June 30, 2008.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increases in commercial high-speed Internet and telephone customers, offset by decreases of $1 million related to asset sales, net of acquisitions, for the three and six months ended June 30, 2008.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues for the six months ended June 30, 2008 increased primarily as a result of an increase in political advertising sales offset by decreased revenues from the automotive and furniture sectors and decreases of $1 million and $2 million related to asset sales, net of acquisitions, for the three and six months ended June 30, 2008, respectively.  For the three months ended June 30, 2008 and 2007, we received $3 million and $2 million, respectively, and for the six months ended June 30, 2008 and 2007, we received $7 million and $6 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of franchise fees, regulatory fees, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the three months ended June 30, 2008 and 2007, franchise fees represented approximately 48% and 49%, respectively, of total other revenues.  For the six months ended June 30, 2008 and 2007, franchise fees represented approximately 47% and 50%, respectively, of total other revenues.  The increase in other revenues was primarily the result of increases in franchise and other regulatory fees, wire maintenance fees, and late payment fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

	Three months ended June 30, 2008 compared to three months ended June 30, 2007 Increase / (Decrease)	Six months ended June 30, 2008 compared to six months ended June 30, 2007 Increase / (Decrease)

Programming costs	$24	$44
Labor costs	10	30
Regulatory taxes	9	14
Franchise costs	3	5
Maintenance costs	5	9
Other, net	5	10
System sales, net of acquisitions	(5)	(10)

	$51	$102

Programming costs were approximately $410 million and $388 million, representing 59% and 60% of total operating expenses for the three months ended June 30, 2008 and 2007, respectively, and were approximately $819 million and $781 million, representing 59% and 61% of total operating expenses for the six months ended June 30,

2008 and 2007, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments, offset in part by system sales.  Programming costs were impacted by approximately $6 million and $2 million of favorable programming contract settlements in the three and six months ended June 30, 2007, respectively, that did not recur in 2008.  Programming costs were also offset by the amortization of payments received from programmers in support of launches of new channels of $7 million and $5 million for the three months ended June 30, 2008 and 2007, respectively, and $12 million and $10 million for the six months ended June 30, 2008 and 2007, respectively.  We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers, amounts paid for retransmission consent, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Labor costs increased primarily due to an increased headcount to support improved service levels and telephone deployment.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

	Three months ended June 30, 2008 compared to three months ended June 30, 2007 Increase / (Decrease)	Six months ended June 30, 2008 compared to six months ended June 30, 2007 Increase / (Decrease)

Employee costs	$5	$21
Marketing costs	8	15
Bad debt and collection costs	3	11
Billing costs	5	8
Stock compensation costs	3	6
Other, net	3	9
System sales, net of acquisitions	(2)	(3)

	$25	$67

Depreciation and amortization. Depreciation and amortization expense decreased by $6 million and $16 million for the three and six months ended June 30, 2008 compared to June 30, 2007, respectively, and was primarily the result of certain assets becoming fully depreciated and the impact of changes in the useful lives of certain assets during 2007, offset by depreciation on capital expenditures.

Other operating expenses, net.  For the three and six months ended June 30, 2008 compared to June 30, 2007, the increase in other operating expenses, net was primarily attributable to a $22 million and $30 million increase in special charges, respectively.  For more information, see Note 9 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three months ended June 30, 2008 compared to June 30, 2007, net interest expense increased by $12 million, which was a result of average debt outstanding increasing from $19.4 billion for the second quarter of 2007 to $20.5 billion for the second quarter of 2008, offset by a decrease in our average borrowing rate from 9.2% in the second quarter of 2007 to 8.9% in the second quarter of 2008.  For the six months ended June 30, 2008 compared to June 30, 2007, net interest expense increased by $13 million, which was a result of average debt outstanding increasing from $19.4 billion for the six months ended June 30, 2007 to $20.4 billion for the six months ended June 30, 2008, offset by a decrease in our average borrowing rate from 9.3% for the six months ended June 30, 2007 to 8.8% for the six months ended June 30, 2008.

Other income (expense), net (dollars in millions).

	Three months ended June 30, 2008 compared to three months ended June 30, 2007	Six months ended June 30, 2008 compared to six months ended June 30, 2007

Decrease in loss on extinguishment of debt	$38	$39
Increase in minority interest	(1)	(1)
Other, net	--	(1)

	$37	$37

For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Change in value of derivatives. Interest rate swaps are held to manage our interest costs and reduce our exposure to increases in floating interest rates.  Additionally, certain provisions of our 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes and marked to fair value at the end of each reporting period.  Change in value of derivatives consists of the following for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Interest rate swaps	$36	$6	$6	$5
Embedded derivatives from convertible senior notes	(10)	(9)	(17)	(9)

	$26	$(3)	$(11)	$(4)

Income tax expense. Income tax expense was recognized for the three and six months ended June 30, 2008 and 2007, through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our subsidiaries, in addition to current federal and state income tax expense.  Income tax expense included $1 million of deferred tax benefit and $19 million of deferred tax expense related to asset acquisitions and sales occurring in the six months ended June 30, 2008 and 2007, respectively.

Net loss. Net loss decreased by $84 million, or 23%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and by $107 million, or 14%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as a result of the factors described above.

Loss per common share. During the three months ended June 30, 2008 compared to the three months ended June 30, 2007, net loss per common share decreased by $0.24, or 24%, and during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, net loss per common share decreased by $0.31, or 15%, as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

We have significant amounts of debt.  Our long-term debt as of June 30, 2008 totaled $20.5 billion, consisting of $7.3 billion of credit facility debt, $12.8 billion accreted value of high-yield notes, and $365 million accreted value of convertible senior notes.  For the remainder of 2008, $36 million of our debt matures.  As of June 30, 2008, our 2009 debt maturities totaled $238 million.  In 2010 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, proceeds from sales of assets, issuances of debt and equity securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the six months ended June 30, 2008, we generated $168 million of net cash flows from operating activities after paying cash interest of $912 million.  In addition, we used $650 million for purchases of property, plant and equipment.  Finally, we generated net cash flows from financing activities of $522 million, as a result of financing transactions completed during the six months ended June 30, 2008.  We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the credit facilities of our subsidiaries, our access to the debt and equity markets, the timing of possible asset sales, and based on our ability to generate cash flows from operating activities.

We expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to fund our projected cash needs, including scheduled maturities, through 2009.  We believe that cash flows from operating activities and the amounts available under Charter Operating’s credit facilities will not be sufficient to fund projected cash needs in 2010 (primarily as a result of the CCH II, LLC (“CCH II”) $1.9 billion of senior notes outstanding at July 2, 2008 that mature in September 2010) and thereafter.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from our independent accountants.  Although we have been able to refinance or otherwise fund the repayment of debt in the past, we may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding.  A continuation of the recent turmoil in the credit markets and the general economic downturn could adversely impact the terms and/or pricing when we need to raise additional liquidity.

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

Credit Facility Availability

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with our indentures and the CCO Holdings, LLC (“CCO Holdings”) credit facility, contain certain restrictive covenants, some of which require us to maintain specified leverage ratios and meet financial tests, and provide annual audited financial statements with an unqualified opinion from our independent accountants.  As of June 30, 2008, we were in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months.  As of June 30, 2008, our potential availability under Charter Operating’s revolving credit facility totaled approximately $1.4 billion, none of which was limited by covenant restrictions.  Continued access to our revolving credit facility is subject to our remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit facility may not be available and defaults on some or potentially all of our debt obligations could occur.  An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of June 30, 2008, Charter Holdco was owed $115 million in intercompany loans from Charter Operating, which amounts were available to pay interest and principal on Charter's convertible senior notes.  In addition, as long as Charter Holdco continues to hold the $35 million of Charter Holdings’ notes due 2009 and 2010 (as discussed further below), Charter Holdco will receive interest and principal payments from Charter Holdings.  Such amounts may be available to pay interest and principal on Charter’s convertible senior notes, although Charter Holdco may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC, LLC (“CCHC”)) for payment of principal on parent company notes, are restricted under the indentures governing the CCH I Holdings, LLC (“CIH”) notes, CCH I, LLC (“CCH I”) notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended June 30, 2008, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on June 30, 2008 financial results.  Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution.  In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test.  There can be no assurance that they will satisfy these tests at the time of the contemplated distribution.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the Charter Operating credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended June 30, 2008, there was no default under Charter Holdings’ indentures, the other specified tests were met, and Charter Holdings met its leverage ratio test of 8.75 to 1.0 based on June 30, 2008 financial results.  Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution.  In the past, Charter Holdings has from time to time failed to meet this leverage ratio test.  There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution.  During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

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

In the second quarter of 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due 2009 and 2010 and approximately $46 million principal amount of Charter’s 5.875% convertible senior notes due 2009, for approximately $77 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.  The purchased 5.875% convertible senior notes were cancelled resulting in approximately $3 million principal amount of such notes remaining outstanding.

In July 2008, CCH II completed a tender offer, in which $338 million of CCH II’s 10.25% senior notes due 2010 were accepted for $364 million of CCH II’s 10.25% senior notes due 2013, which were issued as part of the same series of notes as CCH II’s $250 million aggregate principal amount of 10.25% senior notes due 2013, which were issued in September 2006.

Historical Operating, Investing and Financing Activities

Cash and Cash Equivalents.  We held $63 million in cash and cash equivalents as of June 30, 2008 compared to $75 million as of December 31, 2007.

Operating Activities. Net cash provided by operating activities increased $50 million, or 42%, from $118 million for the six months ended June 30, 2007 to $168 million for the six months ended June 30, 2008, primarily as a result of revenues increasing at a faster rate than cash expenses offset by changes in operating assets and liabilities that used $28 million more cash during the six months ended June 30, 2008 than the corresponding period in 2007.

Investing Activities. Net cash used in investing activities was $702 million and $587 million for the six months ended June 30, 2008 and 2007, respectively.  The increase is primarily due to an increase of $73 million in cash used for the purchase of property, plant, and equipment.

Financing Activities. Net cash provided by financing activities was $522 million and $490 million for the six months ended June 30, 2008 and 2007, respectively.  The increase in cash provided during the six months ended June 30, 2008 as compared to the corresponding period in 2007, was primarily the result of an increase in the amount by which borrowings exceeded repayments of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $650 million and $579 million for the six months ended June 30, 2008 and 2007, respectively.  Capital expenditures increased as a result of spending on customer premise equipment and support capital to meet increased digital, high-speed Internet, and telephone customer growth.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt, and borrowings under our credit facilities.  In addition, during the six months ended June 30, 2008 and 2007, our liabilities related to capital expenditures decreased $41 million and $39 million, respectively.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Customer premise equipment (a)	$158	$128	$323	$289
Scalable infrastructure (b)	52	51	133	100
Line extensions (c)	23	25	44	49
Upgrade/Rebuild (d)	12	12	29	24
Support capital (e)	71	65	121	117

Total capital expenditures	$316	$281	$650	$579

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

As of June 30, 2008 and December 31, 2007, our long-term debt totaled approximately $20.5 billion and $19.9 billion, respectively.  As of June 30, 2008 and December 31, 2007, the weighted average interest rate on the credit facility debt was approximately 6.3% and 6.8%, respectively; the weighted average interest rate on the high-yield notes was approximately 10.4% and 10.3%, respectively; and the weighted average interest rate on the convertible senior notes was approximately 6.2% and 6.4%, respectively, resulting in a blended weighted average interest rate of 8.9% and 9.0%, respectively.  The interest rate on approximately 85% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of June 30, 2008 and December 31, 2007.  The fair value of our high-yield notes was $10.5 billion and $10.3 billion at June 30, 2008 and December 31, 2007, respectively.  The fair value of our convertible senior notes was $225 million and $332 million at June 30, 2008 and December 31, 2007, respectively.  The fair value of our credit facilities was $6.5 billion and $6.7 billion at June 30, 2008 and December 31, 2007, respectively.  The fair value of high-yield and convertible notes was based on quoted market prices, and the fair value of the credit facilities was based on dealer quotations.

We do not hold or issue derivative instruments for trading purposes.  We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For each of the three and six months ended June 30, 2008 and 2007, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss.  For the three months ended June 30, 2008 and 2007, gains of $122 million and $50 million, respectively, and for the six months ended June 30, 2008 and 2007, gains of $18 million and $48 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified as an increase or decrease to change in value of derivatives in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in our statements of operations.  For the three months ended June 30, 2008 and 2007, change in value of derivatives included gains of $36 million and $6 million, respectively, and for the six months ended June 30, 2008 and 2007, gains of $6 million and $5 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of June 30, 2008 (dollars in millions):

	2008	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at June 30, 2008
Debt:
Fixed Rate	$--	$168	$2,220	$281	$1,654	$1,050	$7,837	$13,210	$10,671
Average Interest Rate	--	10.09%	10.26%	11.25%	7.75%	9.11%	10.93%	10.27%

Variable Rate	$36	$70	$70	$70	$70	$70	$6,930	$7,316	$6,461
Average Interest Rate	5.71%	5.80%	6.42%	6.92%	7.05%	7.17%	6.89%	6.87%

Interest Rate Instruments:
Variable to Fixed Swaps	$--	$--	$500	$300	$2,500	$1,000	$--	$4,300	$(145)
Average Pay Rate	--	--	7.02%	7.20%	7.16%	7.15%	--	7.15%
Average Receive Rate	--	--	6.60%	6.77%	7.14%	7.13%	--	7.05%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts.  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at June 30, 2008 including applicable bank spread.

At June 30, 2008 and December 31, 2007, we had $4.3 billion in notional amounts of interest rate swaps outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

See Note 13 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion concerning our legal proceedings.

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

We and our subsidiaries have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future.  As of June 30, 2008, our total long-term debt was approximately $20.5 billion, our shareholders’ deficit was approximately $8.5 billion and the deficiency of earnings to cover fixed charges for the three and six months ended June 30, 2008 was $215 million and $513 million, respectively.

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

A default by one of our subsidiaries under its debt obligations could result in the acceleration of those obligations, which in turn could trigger cross-defaults under other agreements governing our long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities, the holders of the Charter Operating senior second-lien notes, the secured lenders under the CCO Holdings credit facility, and the holders of the CCH I notes could foreclose on the collateral, which includes equity interests in certain of our subsidiaries, and exercise other rights of secured creditors.  Any default under our debt could adversely affect our growth, our financial condition, our results of operations, the value of our equity and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws.  We and our subsidiaries may incur significant additional debt in the future.  If current debt amounts increase, the related risks that we now face will intensify.

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

•	our ability to obtain programming at reasonable prices or to adequately raise prices to offset the effects of higher programming costs;
•	general business conditions, economic uncertainty or slowdown, including the recent significant slowdown in the housing sector and overall economy; and
•	the effects of governmental regulation on our business.

Some of these factors are beyond our control.  It is also difficult to assess the impact that the general economic downturn and recent turmoil in the credit markets will have on future operations and financial results.  However, we believe there is risk that the economic slowdown could result in reduced spending by customers and advertisers, which could reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated.  If we are unable to generate sufficient cash flow or we are unable to access additional liquidity sources, we may not be able to service and repay our debt, operate our business, respond to competitive challenges, or fund our other liquidity and capital needs.  We expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to fund our projected cash needs, including scheduled maturities, through 2009.  We believe that cash flows from operating activities, and the amounts available under the Charter Operating credit facilities will not be sufficient to fund projected cash needs in 2010 (primarily as a result of the CCH II $1.9 billion of senior notes outstanding at July 2, 2008 that mature in September 2010) and thereafter.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from our independent accountants.  Although we have been able to refinance or otherwise fund the repayment of debt in the past, we may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding.  An inability to access additional sources of liquidity to fund our cash needs in 2010 or thereafter or to refinance or otherwise fund the repayment of the CCH II senior notes could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.  See “Part I.  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may not be able to access funds under the Charter Operating revolving credit facility if we fail to satisfy the covenant restrictions, which could adversely affect our financial condition and our ability to conduct our business.

Our subsidiaries have historically relied on access to credit facilities to fund operations, capital expenditures, and to service parent company debt, and we expect such reliance to continue in the future.  Our total potential borrowing availability under our revolving credit facility was approximately $1.4 billion as of June 30, 2008, none of which was limited by covenant restrictions.  There can be no assurance that actual availability under our credit facility will not be limited by covenant restrictions in the future.

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

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness.  Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating and CCO Holdings credit facilities.  Several of our subsidiaries are also obligors and guarantors under senior high yield notes.  Our convertible senior notes are structurally subordinated in right of payment to all of the debt and other liabilities of our subsidiaries.  As of June 30, 2008, our total long-term debt was approximately $20.5 billion, of which approximately $20.1 billion was structurally senior to our convertible senior notes.

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

In order to retain our listing on the NASDAQ Global Select Market we are required to maintain a minimum bid price of $1.00 per share. Although, as of August 4, 2008, the trading price of Charter’s Class A common stock was $1.14 per share, our stock has traded near or below this $1.00 minimum in the recent past. If the bid price falls below the $1.00 minimum for more than 30 consecutive trading days, we will have 180 days to satisfy the $1.00 minimum bid price for a period of at least 10 trading days. If we are unable to take action to increase the bid price per share (either by reverse stock split or otherwise), we could be subject to delisting from the NASDAQ Global Select Market.  During March and April 2008, the bid price was below $1.00 for 30 consecutive trading days; however, by May 14, 2008, the minimum bid price requirement was satisfied for a period of at least 10 trading days and we regained compliance with the NASDAQ rules.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Charter Communications, Inc. was held on April 29, 2008.  Of the total 398,227,512 shares of Class A common stock issued, outstanding and eligible to be voted at the meeting, 330,965,121 shares, representing the same number of votes, were represented in person or by proxy at the meeting. Of the total 50,000 shares of Class B common stock issued, outstanding and eligible to be voted at the meeting, 50,000 shares, representing 3,391,820,310 votes, were represented in person or by proxy at the meeting. Three matters were submitted to a vote of the shareholders at the meeting.

ELECTION OF ONE CLASS A/CLASS B DIRECTOR. The holders of the Class A common stock and the Class B common stock voting together elected Robert P. May as the Class A/Class B director, to hold office for a term of one year. The voting results are set forth below:

NOMINEE	FOR	WITHHELD	BROKER NON-VOTE
Robert P. May	3,563,833,693	158,951,738	N/A

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

RATIFICATION OF KPMG LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM. The holders of the Class A common stock and the Class B common stock voting together ratified KPMG LLP as Charter Communications, Inc.’s independent registered public accounting firm for the year ended December 31, 2008. The voting results are set forth below:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
33,718,812,144	3,286,236	687,061	N/A

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

            CHARTER COMMUNICATIONS, INC.,
            Registrant

Dated: August 5, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and
Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
First Supplemental Indenture dated as of July 2, 2008, among CCH II, LLC, CCH II Capital Corp., Charter Communications Holdings, LLC, and The Bank of New York Mellon Trust Company, N.A., for CCH II 10.25% Senior Notes due 2013 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on July 3, 2008 (File No. 000-27927)).

10.2
Exchange and Registration Rights Agreement dated as of July 2, 2008 for the issuance of CCH II 10.25% Senior Notes due 2013(incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on July 3, 2008 (File No. 000-27927)).

10.3+	Charter Communications, Inc. 2008 Incentive Program dated as of June 30, 2008.
10.4+	Amended and Restated Employment Agreement between Eloise E. Schmitz and Charter Communications, Inc., dated as of July 1, 2008.
10.5+	Amendment to Amended and Restated Employment Agreement between Robert A. Quigley and Charter Communications, Inc., dated as of July 1, 2008.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

+ Management compensatory plan or arrangement

E-1