Form 10-Q
period 2008-09-30
CHARTER COMMUNICATIONS INC /MO/
filed 2008-11-06
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                        (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Number of shares of Class A common stock outstanding as of September 30, 2008: 412,140,525
Number of shares of Class B common stock outstanding as of September 30, 2008: 50,000

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended September 30, 2008

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2008.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this quarterly report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report.  In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

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

•
our ability to repay debt prior to or when it becomes due and/or successfully access the capital or credit markets to refinance that debt through new issuances, exchange offers or otherwise, including restructuring our balance sheet and leverage position, especially given recent volatility and disruption in the capital and credit markets;

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
•
general business conditions, economic uncertainty or downturn, including the recent volatility and disruption in the capital and credit markets and the significant downturn in the housing sector and overall economy; and

•	the effects of governmental regulation on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.  We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$569	$75
Accounts receivable, less allowance for doubtful accounts of
$20 and $18, respectively	246	225
Prepaid expenses and other current assets	45	36
Total current assets	860	336

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	5,062	5,103
Franchises, net	8,933	8,942
Total investment in cable properties, net	13,995	14,045

OTHER NONCURRENT ASSETS	302	285

Total assets	$15,157	$14,666

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,465	$1,332
Total current liabilities	1,465	1,332

LONG-TERM DEBT	21,031	19,908
NOTE PAYABLE – RELATED PARTY	72	65
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	1,205	1,035
MINORITY INTEREST	204	199
PREFERRED STOCK – REDEEMABLE; $.001 par value; 1 million
shares authorized; 0 and 36,713 shares issued and outstanding, respectively	--	5

SHAREHOLDERS’ DEFICIT:
Class A Common stock; $.001 par value; 10.5 billion shares authorized;
412,140,525 and 398,226,468 shares issued and outstanding, respectively	--	--
Class B Common stock; $.001 par value; 4.5 billion
shares authorized; 50,000 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	5,342	5,327
Accumulated deficit	(14,052)	(13,096)
Accumulated other comprehensive loss	(124)	(123)

Total shareholders’ deficit	(8,834)	(7,892)

Total liabilities and shareholders’ deficit	$15,157	$14,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUES	$1,636	$1,525	$4,823	$4,449

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	710	679	2,089	1,957
Selling, general and administrative	371	341	1,059	961
Depreciation and amortization	332	334	981	999
Asset impairment charges	--	56	--	56
Other operating expenses, net	15	8	51	13

	1,428	1,418	4,180	3,986

Income from operations	208	107	643	463

OTHER INCOME (EXPENSES):
Interest expense, net	(478)	(459)	(1,417)	(1,385)
Change in value of derivatives	10	(14)	(1)	(18)
Other expense, net	(5)	--	(7)	(39)

	(473)	(473)	(1,425)	(1,442)

Loss before income taxes	(265)	(366)	(782)	(979)

INCOME TAX EXPENSE	(57)	(41)	(174)	(169)

Net loss	$(322)	$(407)	$(956)	$(1,148)

LOSS PER COMMON SHARE:	$(0.86)	$(1.10)	$(2.57)	$(3.12)

Weighted average common shares outstanding, basic and diluted	374,145,243	369,239,742	371,968,952	367,671,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(956)	$(1,148)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	981	999
Asset impairment charges	--	56
Noncash interest expense	43	31
Change in value of derivatives	1	18
Deferred income taxes	169	161
Other, net	39	49
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	(21)	(33)
Prepaid expenses and other assets	(9)	21
Accounts payable, accrued expenses and other	163	173

Net cash flows from operating activities	410	327

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(938)	(890)
Change in accrued expenses related to capital expenditures	(41)	(51)
Other, net	(1)	6

Net cash flows from investing activities	(980)	(935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	2,355	7,472
Repayments of long-term debt	(1,238)	(6,841)
Payments for debt issuance costs	(42)	(33)
Other, net	(11)	9

Net cash flows from financing activities	1,064	607

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	494	(1)
CASH AND CASH EQUIVALENTS, beginning of period	75	60

CASH AND CASH EQUIVALENTS, end of period	$569	$59

CASH PAID FOR INTEREST	$1,241	$1,230

NONCASH TRANSACTIONS:
Cumulative adjustment to accumulated deficit for the adoption of FIN 48	$--	$56

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.	Organization and Basis of Presentation

Charter Communications, Inc. ("Charter") is a holding company whose principal assets at September 30, 2008 are the 55% controlling common equity interest (53% for accounting purposes) in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes which are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes.  Charter Holdco is the sole owner of CCHC, LLC ("CCHC"), which is the sole owner of Charter Communications Holdings, LLC ("Charter Holdings").  The consolidated financial statements include the accounts of Charter, Charter Holdco, CCHC, Charter Holdings and all of their subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  Charter has 100% voting control over Charter Holdco and consolidates Charter Holdco as a variable interest entity under Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46(R) Consolidation of Variable Interest Entities.  Charter Holdco’s limited liability company agreement provides that so long as Charter’s Class B common stock retains its special voting rights, Charter will maintain a 100% voting interest in Charter Holdco.  Voting control gives Charter full authority and control over the operations of Charter Holdco.  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is a broadband communications company operating in the United States.  The Company offers to residential and commercial customers traditional cable video programming (basic and digital video), high-speed Internet services, and telephone services, as well as advanced broadband services such as high definition television, Charter OnDemand™ (“OnDemand”), and digital video recorder (“DVR”) service.  The Company sells its cable video programming, high-speed Internet, telephone, and advanced broadband services primarily on a subscription basis.  The Company also sells local advertising on cable networks.

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

2.           Liquidity and Capital Resources

The Company incurred net losses of $322 million and $407 million for the three months ended September 30, 2008 and 2007, respectively, and $956 million and $1.1 billion for the nine months ended September 30, 2008 and 2007, respectively.  The Company’s net cash flows from operating activities were $410 million and $327 million for the nine months ended September 30, 2008 and 2007, respectively.

The Company has a significant amount of debt.  The Company's long-term debt as of September 30, 2008 totaled $21.0 billion, consisting of $7.9 billion of credit facility debt, $12.8 billion accreted value of high-yield notes, and $370 million accreted value of convertible senior notes.  For the remainder of 2008, $18 million of the Company’s debt matures.  As of September 30, 2008, the Company’s 2009 debt maturities totaled $238 million.  In 2010 and

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations including $1.9 billion of CCH II senior notes maturing in September 2010.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, proceeds from sales of assets, issuances of debt and equity securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the nine months ended September 30, 2008, the Company generated $410 million of net cash flows from operating activities, after paying cash interest of $1.2 billion.  In addition, the Company used $938 million for purchases of property, plant and equipment.  Finally, the Company generated net cash flows from financing activities of $1.1 billion, as a result of financing transactions and credit facility borrowings completed during the nine months ended September 30, 2008.  As of September 30, 2008, the Company had cash on hand of $569 million.

The Company expects that cash on hand, cash flows from operating activities, and the amounts available under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities will be adequate to fund its projected cash needs, including scheduled maturities, through 2009.  The Company believes that cash flows from operating activities, cash on hand, and the amounts available under the Charter Operating credit facilities will not be sufficient to fund projected cash needs in 2010 (primarily as a result of the maturity of $1.9 billion of CCH II, LLC (“CCH II”) senior notes in September 2010) and thereafter.  However, it is uncertain whether the Company will be able, under applicable law, to make distributions or otherwise move cash to the relevant entities for payment of interest and principal.  See “Limitations on Distributions” below. The Company’s projected cash needs and projected sources of liquidity depend upon, among other things, its actual results, the timing and amount of its capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from its independent accountants.  Although the Company has been able to refinance or otherwise fund the repayment of debt in the past, it may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding, especially given the recent volatility and disruption of the capital and credit markets and the deterioration of general economic conditions in recent months.  A continuation of the recent turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing when the Company needs to raise additional liquidity.  The Company would experience liquidity problems if it is unable to obtain sufficient additional financing at the right levels of the capital structure on a timely basis or at all as the Company’s debt becomes due, or the Company otherwise needs additional liquidity.  Adverse economic conditions, increased competition, or other unfavorable events also could affect the Company’s liquidity.

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

If the above strategies were not successful, the Company could be forced to restructure its obligations or seek protection under the bankruptcy laws.  In addition, if the Company were able to raise additional capital when needed through the issuance of equity or finds it necessary to engage in a recapitalization or other similar transaction, the Company’s shareholders could suffer significant dilution, including potential loss of the entire value of their investment, and in the case of a recapitalization or other similar transaction, the Company’s noteholders might not receive principal and interest payments to which they are contractually entitled.

Credit Facility Availability

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with the Company’s indentures and the CCO Holdings, LLC (“CCO Holdings”) credit facility, contain certain restrictive covenants, some of which require the Company to maintain specified leverage ratios, meet financial tests, and provide annual audited financial statements with an unqualified opinion from the Company’s independent accountants.  As of September 30,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2008, the Company was in compliance with the covenants under its indentures and credit facilities.  As of September 30, 2008, the Company’s potential availability under Charter Operating’s revolving credit facility totaled approximately $780 million, none of which was limited by covenant restrictions.  Continued access to the Company’s revolving credit facility is subject to the Company remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit facility may not be available and defaults on some or potentially all of the Company’s debt obligations could occur.  An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.  In response to recent financial market turmoil, including the failure of some financial institutions, the Company has borrowed amounts under its revolving credit facility in excess of the Company’s immediate needs.  The Company intends to continue monitoring counterparty risk in the financial markets and may from time to time increase or decrease its borrowings under the revolving credit facility to balance various factors including the liquidity needs of the Company, the leverage ratios of the subsidiaries of the Company, and counterparty risk in the financial markets.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes, and to repay the outstanding principal of its convertible senior notes, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of September 30, 2008, Charter Holdco was owed $115 million in intercompany loans from Charter Operating and had $2 million in cash, which amounts were available to pay interest and principal on Charter's convertible senior notes to the extent not otherwise used, for example, to satisfy maturities at Charter Holdings.  In connection with Charter Holdco’s tender offer in October 2008 for senior notes of Charter Holdings, Charter Operating repaid $97 million of its intercompany note owed to Charter Holdco, reducing such intercompany note to $18 million.  In addition, as long as Charter Holdco continues to hold the $35 million (plus $102 million acquired in the tender offer in October 2008) of Charter Holdings’ notes due 2009 and 2010 (as discussed further below), Charter Holdco will receive interest and principal payments from Charter Holdings to the extent Charter Holdings is able to make such payments.  Such amounts may be available to pay interest and principal on Charter’s convertible senior notes, although Charter Holdco may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC) for payment of principal on parent company notes, are restricted under the indentures governing the CCH I Holdings, LLC (“CIH”) notes, CCH I, LLC (“CCH I”) notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended September 30, 2008, there was no default under any of these indentures or credit facilities.  However, certain of the Company’s subsidiaries did not meet their applicable leverage ratio tests based on September 30, 2008 financial results.  As a result, distributions from certain of the Company’s subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended September 30, 2008, there was no

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

default under Charter Holdings’ indentures and other specified tests were met.  However, Charter Holdings did not meet its leverage ratio test of 8.75 to 1.0 based on September 30, 2008 financial results.  As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met.

In addition to the limitation on distributions under the various indentures discussed above, distributions by the Company’s subsidiaries may be limited by applicable law.  Under the Delaware Limited Liability Company Act, the Company’s subsidiaries may only make distributions if they have “surplus” as defined in the act.  Under fraudulent transfer laws, the Company’s subsidiaries may not pay dividends if they are insolvent or are rendered insolvent thereby.  The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

Primarily in light of the economic environment, it is uncertain whether the Company will have, at the relevant times, sufficient surplus at CIH and its parents, or potentially its subsidiaries, to make distributions, including for payments of interest and principal on the debts of the parents of such entities, and there can otherwise be no assurance that the Company’s subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service the Company’s indebtedness.

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

In October 2008, Charter Holdco completed a tender offer, in which a total of approximately $102 million principal amount of various Charter Holdings notes due 2009 and 2010 were accepted for approximately $99 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.

3.           Franchises and Goodwill

Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

or more frequently as warranted by events or changes in circumstances.  The October 1, 2008 annual impairment test will be finalized in the fourth quarter of 2008 and any impairment resulting from such test will be recorded in the fourth quarter.  Franchises are aggregated into essentially inseparable asset groups to conduct the valuations.  The asset groups generally represent geographical clustering of the Company’s cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.

As of September 30, 2008 and December 31, 2007, indefinite-lived and finite-lived intangible assets are presented in the following table:

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$8,927	$--	$8,927	$8,929	$--	$8,929
Goodwill	68	--	68	67	--	67

	$8,995	$--	$8,995	$8,996	$--	$8,996
Finite-lived intangible assets:
Franchises with finite lives	$15	$9	$6	$23	$10	$13

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals.  During the nine months ended September 30, 2008, the net carrying amount of indefinite-lived franchises was reduced by $3 million related to cable asset sales completed in 2008, and $4 million as a result of the finalization of purchase accounting related to cable asset acquisitions.  Additionally, during the nine months ended September 30, 2008, approximately $5 million of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on management’s assessment when these franchises migrated to state-wide franchising.  Franchise amortization expense for each of the three and nine months ended September 30, 2008 was approximately $1 million and $2 million, respectively.  The Company expects that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

4.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Accounts payable – trade	$106	$127
Accrued capital expenditures	54	95
Accrued expenses:
Interest	545	418
Programming costs	292	273
Compensation	122	116
Franchise-related fees	55	66
Other	291	237

	$1,465	$1,332

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.   Long-Term Debt

Long-term debt consists of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
Charter Communications, Inc.:
5.875% convertible senior notes due November 16, 2009	$3	$3	$49	$49
6.50% convertible senior notes due October 1, 2027	479	367	479	353
Charter Communications Holdings, LLC:
10.000% senior notes due April 1, 2009	76	76	88	88
10.750% senior notes due October 1, 2009	54	54	63	63
9.625% senior notes due November 15, 2009	35	35	37	37
10.250% senior notes due January 15, 2010	9	9	18	18
11.750% senior discount notes due January 15, 2010	13	13	16	16
11.125% senior notes due January 15, 2011	47	47	47	47
13.500% senior discount notes due January 15, 2011	60	60	60	60
9.920% senior discount notes due April 1, 2011	51	51	51	51
10.000% senior notes due May 15, 2011	69	69	69	69
11.750% senior discount notes due May 15, 2011	54	54	54	54
12.125% senior discount notes due January 15, 2012	75	75	75	75
CCH I Holdings, LLC:
11.125% senior notes due January 15, 2014	151	151	151	151
13.500% senior discount notes due January 15, 2014	581	581	581	581
9.920% senior discount notes due April 1, 2014	471	471	471	471
10.000% senior notes due May 15, 2014	299	299	299	299
11.750% senior discount notes due May 15, 2014	815	815	815	815
12.125% senior discount notes due January 15, 2015	217	217	217	217
CCH I, LLC:
11.000% senior notes due October 1, 2015	3,987	4,075	3,987	4,083
CCH II, LLC:
10.250% senior notes due September 15, 2010	1,860	1,857	2,198	2,192
10.250% senior notes due October 1, 2013	614	597	250	260
CCO Holdings, LLC:
8 ¾% senior notes due November 15, 2013	800	796	800	795
Credit facility	350	350	350	350
Charter Communications Operating, LLC:
8.000% senior second-lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second-lien notes due April 30, 2014	770	770	770	770
10.875% senior second-lien notes due September 15, 2014	546	526	--	--
Credit facilities	7,513	7,513	6,844	6,844
	$21,099	$21,031	$19,939	$19,908

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

In the second quarter of 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due 2009 and 2010 and approximately $46 million principal amount of Charter’s 5.875% convertible senior notes due 2009, for approximately $77 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.  The purchased 5.875% convertible senior notes were cancelled resulting in approximately $3 million principal amount of such notes remaining outstanding.  The transactions resulted in a gain on extinguishment of debt of approximately $4 million for the nine months ended September 30, 2008, included in other expense, net on the Company’s condensed consolidated statements of operations.

In July 2008, CCH II completed a tender offer, in which $338 million of CCH II’s 10.25% senior notes due 2010 were accepted for $364 million of CCH II’s 10.25% senior notes due 2013, which were issued as part of the same series of notes as CCH II’s $250 million aggregate principal amount of 10.25% senior notes due 2013, which were issued in September 2006.  The transactions resulted in a loss on extinguishment of debt of approximately $4 million for the three and nine months ended September 30, 2008, included in other expense, net on the Company’s condensed consolidated statements of operations.

6.           Minority Interest and Equity Interest of Charter Holdco

Charter is a holding company whose primary assets are a controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems, and $482 million and $528 million at September 30, 2008 and December 31, 2007, respectively, of mirror notes payable by Charter Holdco to Charter, and which have the same principal amount and terms as those of Charter’s 5.875% and 6.50% convertible senior notes.  Minority interest on the Company’s condensed consolidated balance sheets represents Mr. Paul G. Allen’s, Charter’s chairman and controlling shareholder, 5.6% preferred membership interests in CC VIII, LLC (“CC VIII”), an indirect subsidiary of Charter Holdco, of $204 million and $199 million as of September 30, 2008 and December 31, 2007, respectively.

7.           Preferred Stock – Redeemable

In August 2008, Charter entered into exchange agreements with each of the four holders (the "Holders") of Charter’s Series A Convertible Redeemable Preferred Stock ("Preferred Stock").  Pursuant to the exchange agreements, the Holders exchanged 36,713 shares of Preferred Stock having a liquidation preference of approximately $5 million for

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

approximately 5 million shares of Charter’s Class A Common Stock ("Common Stock") based on the closing price of the Common Stock on August 25, 2008.  The shares of Preferred Stock were cancelled by Charter and no shares of Preferred Stock remain outstanding.

8.           Comprehensive Loss

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss.  Comprehensive loss was $341 million and $480 million for the three months ended September 30, 2008 and 2007, respectively, and $957 million and $1.2 billion for the nine months ended September 30, 2008 and 2007, respectively.

9.           Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate swap agreements to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates.  The Company’s policy is to manage its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.  At the banks’ option, certain interest rate swap agreements may be extended through 2014.

The Company’s hedging policy does not permit it to hold or issue derivative instruments for speculative trading purposes.  The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For each of the three and nine months ended September 30, 2008 and 2007, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria specified by SFAS No. 133 are reported in accumulated other comprehensive loss.  For the three months ended September 30, 2008 and 2007, losses of $19 million and $73 million, respectively, and for the nine months ended September 30, 2008 and 2007, losses of $1 million and $25 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss.  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in the Company’s consolidated statements of operations.  For the three months ended September 30, 2008 and 2007, change in value of derivatives includes losses of $7 million and $21 million, respectively, and for the nine months ended September 30, 2008 and 2007, losses of $1 million and $16 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

As of September 30, 2008 and December 31, 2007, the Company had $4.3 billion in notional amounts of interest rate swaps outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Certain provisions of the Company’s 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes.  In accordance with SFAS No. 133, these derivatives are marked to market with gains or losses recorded as the change in value of derivatives on the Company’s consolidated statement of operations.  For the three months ended September 30, 2008 and 2007, the Company recognized $17 million and $7 million in gains related to these derivatives, respectively, and for the nine months ended September 30, 2008 and 2007, the Company recognized losses of $0 and $2 million, respectively.  At September 30, 2008 and December 31, 2007, $33 million is recorded on the Company’s balance sheets related to these derivatives.

The Company adopted SFAS No. 157, Fair Value Measurements, on its financial assets and liabilities effective January 1, 2008, and has an established process for determining fair value.  The Company has deferred adoption of SFAS No. 157 on its nonfinancial assets and liabilities including fair value measurements under SFAS No. 142 and SFAS No. 144 of franchises, goodwill, property, plant, and equipment, and other long-term assets until January 1, 2009 as permitted by FASB Staff Position (“FSP”) 157-2.  Fair value is based upon quoted market prices, where available.  If such valuation methods are not available, fair value is based on internally or externally developed models using market-based or independently-sourced market parameters, where available.  Fair value may be subsequently adjusted to ensure that those assets and liabilities are recorded at fair value.  The Company’s methodology may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, but the Company believes its methods are appropriate and consistent with other market peers.  The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value estimate as of the Company’s reporting date.

SFAS No. 157 establishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

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

Interest rate derivatives are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s credit risk) and are classified within level 2 of the valuation hierarchy.  The fair values of the embedded derivatives within Charter’s 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, are derived from valuations using a simulation technique with market based inputs, including Charter’s Class A common stock price, implied volatility of Charter’s Class A common stock, Charter’s credit risk and costs to borrow Charter’s Class A common stock.  These valuations are classified within level 3 of the valuation hierarchy.

The Company’s financial liabilities that are accounted for at fair value on a recurring basis are presented in the table below:

	Fair Value As of September 30, 2008
	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Interest rate derivatives	$--	$170	$--	$170
Embedded derivatives	--	--	33	33
	$--	$170	$33	$203

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

10.           Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Loss on sale of assets, net	$3	$2	$7	$5
Special charges, net	12	6	44	8

	$15	$8	$51	$13

Special charges, net for the three and nine months ended September 30, 2008 includes severance charges and litigation related items including expected settlement costs associated with the Sjoblom litigation (see Note 14), offset by favorable insurance settlements related to hurricane Katrina claims.  Special charges, net for the three and nine months ended September 30, 2007 primarily represent severance charges.

11.           Other Expense, Net

Other expense, net consists of the following for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Loss on extinguishment of debt	$(4)	$--	$--	$(35)
Minority interest	(1)	(1)	(5)	(4)
Gain (loss) on investments	--	2	(1)	1
Other, net	--	(1)	(1)	(1)

	$(5)	$--	$(7)	$(39)

As part of the refinancing in March 2007, the existing CCO Holdings $350 million revolving/term credit facility was terminated, resulting in a loss on extinguishment of debt for the nine months ended September 30, 2007 of approximately $13 million.  In April 2007, Charter Holdings completed a tender offer resulting in a loss on extinguishment of debt for the nine months ended September 30, 2007 of approximately $3 million and CCO Holdings redeemed $550 million of senior floating rate notes resulting in a loss on extinguishment of debt for the nine months ended September 30, 2007 of approximately $19 million.

12.           Income Taxes

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

For the three month periods ended September 30, 2008 and 2007, the Company recorded $57 million and $41 million of income tax expense, and for the nine months ended September 30, 2008 and 2007, the Company recorded $174 million and $169 million of income tax expense, respectively.  Income tax expense was recognized through increases in deferred tax liabilities related to Charter’s investment in Charter Holdco, and certain of Charter’s subsidiaries, in addition to current federal and state income tax expense.

As of September 30, 2008 and December 31, 2007, the Company had net deferred income tax liabilities of approximately $835 million and $665 million, respectively.  Included in these deferred tax liabilities is approximately $210 million and $226 million of deferred tax liabilities at September 30, 2008 and December 31, 2007, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate income tax returns. The remainder of the Company’s deferred tax liability arose from Charter’s investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

As of September 30, 2008, the Company had deferred tax assets of $5.3 billion, which included $2.0 billion of financial losses in excess of tax losses allocated to Charter from Charter Holdco.  The deferred tax assets also included $3.3 billion of tax net operating loss carryforwards (generally expiring in years 2008 through 2028) of Charter and its indirect subsidiaries.  Valuation allowances of $5.1 billion exist with respect to these deferred tax assets.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.

The amount of any benefit from the Company’s tax net operating losses is dependent on: (1) Charter and its subsidiaries’ ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income.  Any future “ownership changes” of Charter’s common stock, as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income the Company may generate.  Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate the Company’s ability to use a substantial portion of its net operating losses to offset future taxable income.  Although the Company has adopted the Rights Plan as an attempt to protect against an “ownership change,” certain transactions and the timing of such transactions could cause such an ownership change including, but not limited to, the following: the issuance of shares of common stock upon future conversion of Charter’s convertible senior notes; reacquisition of the shares borrowed under the share lending agreement by Charter (of which 21.8 million were outstanding as of September 30, 2008); or acquisitions or sales of shares by certain holders of Charter’s shares, including persons who have held, currently hold, or accumulate in the future, five percent or more of Charter’s outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into CCI common stock).  Many of the foregoing transactions, including whether Mr. Allen exchanges his Charter Holdco units, are beyond management’s control.

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

Charter and Charter Holdco received notification from the Internal Revenue Service (“IRS”) examining agent that no changes to the 2004 and 2005 tax returns would be required as a result of their examination.  These findings were approved by the IRS Area Director during the quarter ended September 30, 2008.

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

13.           Related Party Transactions

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

In May 2008, Charter Operating entered into an agreement with Digeo Interactive, LLC, a subsidiary of Digeo, Inc., for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment is subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units is being supplied under a software license agreement with Digeo Interactive, LLC; the cost of which is expected to be approximately $2 million for the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  For the three and nine months ended September 30, 2008, Charter has purchased approximately $1 million of DVR units from Digeo Interactive, LLC under these agreements.

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

In the ordinary course of business, the Company may face employment law claims, including claims under the Fair Labor Standards Act and wage and hour laws of the states in which we operate.   On August 15, 2007, a complaint was filed, on behalf of both nationwide and state of Wisconsin classes of certain categories of current and former Charter technicians, against Charter in the United States District Court for the Western District of Wisconsin (Sjoblom v. Charter Communications, LLC and Charter Communications, Inc.), alleging that Charter violated the Fair Labor Standards Act and Wisconsin wage and hour laws by failing to pay technicians for certain hours claimed to have been worked.  While the Company believes it has substantial factual and legal defenses to the claims at issue, in order to avoid the cost and distraction of continuing to litigate the case, the Company has reached a settlement with the plaintiffs, which is subject to the approval of the court.  The Company has accrued expected settlement costs associated with the Sjoblom case (see Note 10).  The Company has been subjected, in the normal course of business, to the assertion of other similar claims and could be subjected to additional such claims.  The Company can not predict the ultimate outcome of any such proceedings or claims.

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

15.           Stock Compensation Plans

The Company has stock compensation plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (shares of restricted stock not to exceed 20.0 million shares of Charter Class A common stock), as each term is defined in the Plans.  Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the Plans.  Options granted generally vest over four years from the grant date, with 25% generally vesting on the first anniversary of the grant date and ratably thereafter.  Generally, options expire 10 years from the grant date.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  The 2001 Stock Incentive Plan allows for the issuance of up to a total of 90.0 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).  In March 2008, the Company adopted an incentive program to allow for performance cash.  Under the incentive program, subject to meeting performance criteria, performance units under the 2001 Stock Incentive Plan and performance cash are deposited into a performance bank of which one-third of the balance is paid out each year.  During the three and nine months ended September 30, 2008, Charter granted 0.3 million and 10.7 million shares of restricted stock, respectively, and 0.3 million and 11.8 million performance units, respectively.  During the nine months ended September 30, 2008, Charter granted $8 million of performance cash under Charter’s 2008 incentive program.

The Company recorded $8 million and $5 million of stock compensation expense for the three months ended September 30, 2008 and 2007, respectively, and $24 million and $15 million for the nine months ended September 30, 2008 and 2007, respectively, which is included in selling, general, and administrative expense.

16.           Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS No. 133.  SFAS No. 161 is effective for interim periods and fiscal years beginning after November 15, 2008.  The Company will adopt SFAS No. 161 effective January 1, 2009.  The Company is currently assessing the impact of SFAS No. 161 on its financial statements.

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

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal assets at September 30, 2008 are the 55% controlling common equity interest (53% for accounting purposes) in Charter Communications Holding Company, LLC (“Charter Holdco”) and “mirror” notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as Charter’s convertible senior notes.

We are a broadband communications company operating in the United States with approximately 5.5 million customers at September 30, 2008.  Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (basic and digital, which we refer to as “video” service), high-speed Internet service, and telephone services, as well as advanced broadband services (such as Charter OnDemand™ (“OnDemand”) high definition television service, and digital video recorder (“DVR”) service).

The following table summarizes our customer statistics for basic video, digital video, residential high-speed Internet, and telephone as of September 30, 2008 and 2007:

	Approximate as of
	September 30,	September 30,
	2008 (a)	2007 (a)

Video Cable Services:
Basic Video:
Residential (non-bulk) basic video customers (b)	4,860,100	5,073,900
Multi-dwelling (bulk) and commercial unit customers (c)	276,000	273,900
Total basic video customers (b)(c)	5,136,100	5,347,800

Digital Video:
Digital video customers (d)	3,118,500	2,882,900

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,858,200	2,639,200
Telephone customers (f)	1,274,300	802,600

After giving effect to sales and acquisitions of cable systems in 2007 and 2008, basic video customers, digital video customers, high-speed Internet customers and telephone customers would have been approximately 5,285,100, 2,860,500, 2,631,800, and 804,000, respectively, as of September 30, 2007.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees).  At September 30, 2008 and 2007, "customers" include approximately 42,100 and 33,800 persons whose accounts were over 60 days past due in payment, approximately 7,700 and 5,700 persons whose accounts were over 90 days past due in payment, and approximately 3,800 and 2,100 of which were over 120 days past due in payment, respectively.

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

Overview

For the three months ended September 30, 2008 and 2007, our income from operations was $208 million and $107 million, respectively, and for the nine months ended September 30, 2008 and 2007, our income from operations was $643 million and $463 million, respectively.  We had operating margins of 13% and 7% for the three months ended September 30, 2008 and 2007, respectively, and 13% and 10% for the nine months ended September 30, 2008 and 2007, respectively.  The increase in income from operations and operating margins for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 was principally due to increased sales of our bundled services and improved cost efficiencies along with impairment of $56 million recorded in the three and nine months ended September 30, 2007 that did not recur in 2008.

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

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007

REVENUES	$1,636	100%	$1,525	100%	$4,823	100%	$4,449	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	710	43%	679	45%	2,089	43%	1,957	44%
Selling, general and administrative	371	23%	341	22%	1,059	22%	961	22%
Depreciation and amortization	332	20%	334	22%	981	21%	999	23%
Asset impairment charges	--	--	56	4%	--	--	56	1%
Other operating expenses, net	15	1%	8	--	51	1%	13	--

	1,428	87%	1,418	93%	4,180	87%	3,986	90%

Income from operations	208	13%	107	7%	643	13%	463	10%

OTHER INCOME (EXPENSES):
Interest expense, net	(478)		(459)		(1,417)		(1,385)
Change in value of derivatives	10		(14)		(1)		(18)
Other expense, net	(5)		--		(7)		(39)

	(473)		(473)		(1,425)		(1,442)

Loss before income taxes	(265)		(366)		(782)		(979)

INCOME TAX EXPENSE	(57)		(41)		(174)		(169)

Net loss	$(322)		$(407)		$(956)		$(1,148)

LOSS PER COMMON SHARE	$(0.86)		$(1.10)		$(2.57)		$(3.12)

Weighted average common shares outstanding, basic and diluted	374,145,243		369,239,742		371,968,952		367,671,479

Revenues.  Average monthly revenue per basic video customer increased to $106 for the three months ended September 30, 2008 from $95 for the three months ended September 30, 2007 and increased to $104 for the nine months ended September 30, 2008 from $92 for the nine months ended September 30, 2007.  Average monthly revenue per basic video customer represents total revenue, divided by the number of respective months, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services, offset by a decrease in basic video customers.  Cable system sales, net of acquisitions, in 2007 reduced the increase in revenues for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 by approximately $8 million and $26 million, respectively.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended September 30,
	2008		2007		2008 over 2007
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$867	53%	$845	55%	$22	3%
High-speed Internet	342	21%	318	21%	24	8%
Telephone	144	9%	94	6%	50	53%
Commercial	100	6%	87	6%	13	15%
Advertising sales	80	5%	77	5%	3	4%
Other	103	6%	104	7%	(1)	(1%)

	$1,636	100%	$1,525	100%	$111	7%

	Nine Months Ended September 30,
	2008		2007		2008 over 2007
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$2,599	54%	$2,542	57%	$57	2%
High-speed Internet	1,009	21%	920	21%	89	10%
Telephone	399	8%	236	5%	163	69%
Commercial	289	6%	251	6%	38	15%
Advertising sales	223	5%	216	5%	7	3%
Other	304	6%	284	6%	20	7%

	$4,823	100%	$4,449	100%	$374	8%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers.  Basic video customers decreased by 211,700 customers from September 30, 2007, 62,700 of which was related to asset sales, net of acquisitions, compared to September 30, 2008.  Digital video customers increased by 235,600, reduced by the sale, net of acquisitions, of 22,400 customers.  The increases in video revenues are attributable to the following (dollars in millions):

	Three months ended September 30, 2008 compared to three months ended September 30, 2007 Increase / (Decrease)	Nine months ended September 30, 2008 compared to nine months ended September 30, 2007 Increase / (Decrease)

Incremental video services and rate adjustments	$24	$72
Increase in digital video customers	22	56
Decrease in basic video customers	(19)	(53)
System sales, net of acquisitions	(5)	(18)

	$22	$57

High-speed Internet customers grew by 219,000 customers, reduced by asset sales, net of acquisitions, of 7,400 customers, from September 30, 2007 to September 30, 2008.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2008 compared to three months ended September 30, 2007 Increase / (Decrease)	Nine months ended September 30, 2008 compared to nine months ended September 30, 2007 Increase / (Decrease)

Increase in high-speed Internet customers	$27	$88
Rate adjustments and service upgrades	(1)	5
System sales, net of acquisitions	(2)	(4)

	$24	$89

Revenues from telephone services increased by $58 million and $181 million for the three and nine months ended September 30, 2008, respectively, as a result of an increase of 471,700 telephone customers from September 30, 2007 to September 30, 2008, offset by a decrease of $8 million and $18 million for the three and nine months ended September 30, 2008, respectively, related to lower average rates.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increased sales of the Charter Business Bundle® primarily to small and medium-sized businesses, offset by decreases of $1 million and $2 million related to asset sales, net of acquisitions, for the three and nine months ended September 30, 2008, respectively.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues for the three and nine months ended September 30, 2008 increased primarily as a result of an increase in political advertising sales and advertising sales to vendors offset by decreased revenues from the automotive and furniture sectors, and decreases of $0 and $2 million related to asset sales, net of acquisitions, for the three and nine months ended September 30, 2008, respectively.  For the three months ended September 30, 2008 and 2007, we received $11 million and $2 million, respectively, and for the nine months ended September 30, 2008 and 2007, we received $25 million and $10 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of franchise fees, regulatory fees, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the three months ended September 30, 2008 and 2007, franchise fees represented approximately 45% and 42%, respectively, of total other revenues.  For the nine months ended September 30, 2008 and 2007, franchise fees represented approximately 46% and 47%, respectively, of total other revenues.  The increase in other revenues for the nine months ended September 30, 2008 was primarily the result of increases in franchise and other regulatory fees and wire maintenance fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

	Three months ended September 30, 2008 compared to three months ended September 30, 2007 Increase / (Decrease)	Nine months ended September 30, 2008 compared to nine months ended September 30, 2007 Increase / (Decrease)

Programming costs	$20	$63
Labor costs	8	38
Maintenance costs	5	14
Regulatory taxes	(3)	10
Franchise costs	2	7
Other, net	4	15
System sales, net of acquisitions	(5)	(15)

	$31	$132

Programming costs were approximately $413 million and $396 million, representing 58% and 58% of total operating expenses for the three months ended September 30, 2008 and 2007, respectively, and were approximately $1.2 billion for both periods, representing 59% and 60% of total operating expenses for the nine months ended September 30, 2008 and 2007, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments, offset in part by system sales.  Programming costs were also offset by the amortization of payments received from programmers of $8 million for each of the three months ended September 30, 2008 and 2007, and $25 million and $19 million for the nine months ended September 30, 2008 and 2007, respectively.  We expect programming expenses to continue to increase due to a variety of factors, including annual increases imposed by programmers, amounts paid for retransmission consent, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Labor costs increased primarily due to an increased headcount to support improved service levels.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

	Three months ended September 30, 2008 compared to three months ended September 30, 2007 Increase / (Decrease)	Nine months ended September 30, 2008 compared to nine months ended September 30, 2007 Increase / (Decrease)

Marketing costs	$17	$33
Employee costs	11	33
Bad debt and collection costs	1	13
Stock compensation costs	3	9
Other, net	(1)	13
System sales, net of acquisitions	(1)	(3)

	$30	$98

Depreciation and amortization. Depreciation and amortization expense decreased by $2 million and $18 million for the three and nine months ended September 30, 2008 compared to September 30, 2007, respectively, and was primarily the result of certain assets becoming fully depreciated and the impact of changes in the useful lives of certain assets during 2007, offset by depreciation on capital expenditures.

Asset impairment charges.  Asset impairment charges for the three and nine months ended September 30, 2007 represent the write-down of assets related to cable asset sales to fair value less costs to sell.

Other operating expenses, net.  For the three months ended September 30, 2008 compared to September 30, 2007, the increase in other operating expenses, net was primarily attributable to a $6 million increase in special charges.  For the nine months ended September 30, 2008 compared to September 30, 2007, the increase in other operating expenses, net was primarily attributable to a $36 million increase in special charges.  For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three months ended September 30, 2008 compared to September 30, 2007, net interest expense increased by $19 million, which was a result of average debt outstanding increasing from $19.6 billion for the third quarter of 2007 to $20.8 billion for the third quarter of 2008, offset by a decrease in our average borrowing rate from 9.2% in the third quarter of 2007 to 8.9% in the third quarter of 2008.  For the nine months ended September 30, 2008 compared to September 30, 2007, net interest expense increased by $32 million, which was a result of average debt outstanding increasing from $19.5 billion for the nine months ended September 30, 2007 to $20.5 billion for the nine months ended September 30, 2008, offset by a decrease in our average borrowing rate from 9.2% for the nine months ended September 30, 2007 to 8.9% for the nine months ended September 30, 2008.

Change in value of derivatives. Interest rate swaps are held to manage our interest costs and reduce our exposure to increases in floating interest rates.  We expense the change in fair value of derivatives that do not qualify for hedge accounting and cash flow hedge ineffectiveness on interest rate swap agreements.  Additionally, certain provisions of our 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes and marked to fair value at the end of each reporting period.  Change in value of derivatives consists of the following for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Interest rate swaps	$(7)	$(21)	$(1)	$(16)
Embedded derivatives from convertible senior notes	17	7	--	(2)

	$10	$(14)	$(1)	$(18)

Other expense, net.  The (increase) decrease in other expense, net is attributable to the following (dollars in millions):

	Three months ended September 30, 2008 compared to three months ended September 30, 2007	Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

(Increase) decrease in loss on extinguishment of debt	$(4)	$35
Increase in minority interest	--	(1)
Decrease in gain on investments	(2)	(2)
Other, net	1	--

	$(5)	$32

For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized for the three and nine months ended September 30, 2008 and 2007, through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our subsidiaries, in addition to current federal and state income tax expense.  Income tax expense included $0 and $14 million of deferred tax benefit related to asset acquisitions and sales occurring in the three months ended September 30, 2008 and 2007, respectively, and $1 million of deferred tax benefit and $5 million of deferred tax expense in the nine months ended September 30, 2008 and 2007, respectively.

Net loss. Net loss decreased by $85 million, or 21%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and by $192 million, or 17%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of the factors described above.

Loss per common share. During the three months ended September 30, 2008 compared to the three months ended September 30, 2007, net loss per common share decreased by $0.24, or 22%, and during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, net loss per common share decreased by $0.55, or 18%, as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

We have significant amounts of debt.  Our long-term debt as of September 30, 2008 totaled $21.0 billion, consisting of $7.9 billion of credit facility debt, $12.8 billion accreted value of high-yield notes, and $370 million accreted value of convertible senior notes.  For the remainder of 2008, $18 million of our debt matures.  As of September 30, 2008, our 2009 debt maturities totaled $238 million.  In 2010 and beyond, significant additional amounts will become due under our remaining long-term debt obligations including $1.9 billion of CCH II senior notes maturing in September 2010.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, proceeds from sales of assets, issuances of debt and equity securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the nine months ended September 30, 2008, we generated $410 million of net cash flows from operating activities after paying cash interest of $1.2 billion.  In addition, we used $938 million for purchases of property, plant and equipment.  Finally, we generated net cash flows from financing activities of $1.1 billion, as a result of financing transactions and credit facility borrowings completed during the nine months ended September 30, 2008.  As of September 30, 2008, we had cash on hand of $569 million.  We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the credit facilities of our subsidiaries, our access to the debt and equity markets, the timing of possible asset sales, and based on our ability to generate cash flows from operating activities.

We expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to fund our projected cash needs, including scheduled maturities, through 2009.  We believe that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will not be sufficient to fund projected cash needs in 2010 (primarily as a result of the maturity of $1.9 billion of CCH II, LLC (“CCH II”) senior notes in September 2010) and thereafter.  However, it is uncertain whether we will be able, under applicable law, to make distributions or otherwise move cash to the relevant entities for payment of interest and principal.  See “Limitations on Distributions” below and “Risk Factors – Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.” Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from our independent accountants.  Although we have been able to refinance or otherwise fund the repayment of debt in the past, we may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding, especially given the recent volatility and disruption of the capital and credit markets and the deterioration of general economic conditions in recent months.  A continuation of the recent turmoil in the capital and credit markets and the general economic downturn could adversely impact the availability, terms and/or pricing of financing when we need to raise additional liquidity.

Access to Capital

Our significant amount of debt could negatively affect our ability to access additional capital in the future.  Additionally, our ability to incur additional debt may be limited by the restrictive covenants in our indentures and credit facilities.  We would experience liquidity problems if we are unable to obtain sufficient additional financing at the right levels of the capital structure on a timely basis or at all as our debt becomes due, or we otherwise need additional liquidity.  Adverse economic conditions, increased competition or other unfavorable events also could affect our liquidity.  If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities, we would consider:

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

If the above strategies were not successful, we could be forced to restructure our obligations or seek protection under the bankruptcy laws.  In addition, if we were able to raise additional capital when needed through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution, including potential loss of the entire value of their investment, and in the case of a recapitalization or other similar transaction, our noteholders might not receive the full principal and interest payments to which they are contractually entitled.

Credit Facility Availability

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities.  The Charter Operating credit facilities, along with our indentures and the CCO Holdings, LLC (“CCO Holdings”) credit facility, contain certain restrictive covenants, some of which require us to maintain specified leverage ratios and meet financial tests, and provide annual audited financial statements with an unqualified opinion from our independent accountants.  See “Risk Factors- We may not be able to access funds under the Charter Operating revolving credit facility if we fail to satisfy the covenant restrictions, which could adversely affect our financial condition and our ability to conduct our business.” As of September 30, 2008, we were in compliance with the covenants under our indentures and credit facilities. As of September 30, 2008, our potential availability under Charter Operating’s revolving credit facility totaled approximately $780 million, none of which was limited by covenant restrictions.  Continued access to our revolving credit facility is subject to our remaining in compliance with these covenants, including covenants tied to Charter Operating’s leverage ratio and first lien leverage ratio.  If any event of non-compliance were to occur, funding under the revolving credit facility may not be available and defaults on some or potentially all of our debt obligations could occur.  An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.  In response to recent financial market turmoil, including the failure of some financial institutions, we have borrowed amounts under Charter Operating’s revolving credit facility in excess of our immediate needs.  We intend to continue monitoring counterparty risk in the financial markets and may from time to time increase or decrease our borrowings under Charter Operating’s revolving credit facility to balance various factors including our liquidity needs, the leverage ratios of our subsidiaries, and counterparty risk in the financial markets.

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes and to repay the outstanding principal of its convertible senior notes, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of September 30, 2008, Charter Holdco was owed $115 million in intercompany loans from Charter Operating and had $2 million in cash, which amounts were available to pay interest and principal on Charter's convertible senior notes to the extent not otherwise used, for example, to satisfy maturities at Charter Holdings.  In connection with Charter Holdco’s tender offer in October 2008 for senior notes of Charter Holdings, Charter Operating repaid $97 million of its intercompany note owed to Charter Holdco, reducing such intercompany note to $18 million.  In addition, as long as Charter Holdco continues to hold the $35 million (plus $102 million acquired in the tender offer in October 2008) of Charter Holdings’ notes due 2009 and 2010 (as discussed further below), Charter Holdco will receive interest and principal payments from Charter Holdings to the extent Charter Holdings is able to make such payments.  Such amounts may be available to pay interest and principal on Charter’s convertible senior notes, although Charter Holdco may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC, LLC (“CCHC”)) for payment of principal on parent company notes, are restricted under the indentures governing the CCH I Holdings, LLC (“CIH”) notes, CCH I, LLC (“CCH I”) notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended September 30, 2008, there was no default under any of these indentures or credit facilities.  However, certain of our subsidiaries did not meet their applicable leverage ratio tests based on September 30, 2008 financial results.  As a result, distributions from certain of our subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended September 30, 2008, there was no default under Charter Holdings’ indentures and other specified tests were met.  However, Charter Holdings did not meet its leverage ratio test of 8.75 to 1.0 based on September 30, 2008 financial results.  As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.  It is uncertain whether we will have sufficient surplus at CIH and its parents, or potentially its subsidiaries, to make distributions, including for payment of interest and principal on the debts of the parents of such entities.   See “Risk Factors — Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.”

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

In March 2008, Charter Operating borrowed $500 million principal amount of incremental term loans (the "Incremental Term Loans") under the Charter Operating credit facilities.  The net proceeds were used for general corporate purposes.  The Incremental Term Loans have a final maturity of March 6, 2014 and prior to this date will amortize in quarterly principal installments totaling 1% annually beginning on June 30, 2008.  The Incremental Term Loans bear interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, and are otherwise governed by and subject to the existing terms of the Charter Operating credit facilities.

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

In October 2008, Charter Holdco completed a tender offer, in which a total of approximately $102 million principal amount of various Charter Holdings notes due 2009 and 2010 were accepted for approximately $99 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.

Historical Operating, Investing and Financing Activities

Cash and Cash Equivalents.  We held $569 million in cash and cash equivalents as of September 30, 2008 compared to $75 million as of December 31, 2007.  The increase in cash was the result of a draw-down on our revolving credit facility.

Operating Activities. Net cash provided by operating activities increased $83 million, or 25%, from $327 million for the nine months ended September 30, 2007 to $410 million for the nine months ended September 30, 2008, primarily as a result of revenues increasing at a faster rate than cash expenses offset by changes in operating assets and liabilities that provided $28 million less cash during the nine months ended September 30, 2008 than the corresponding period in 2007.

Investing Activities. Net cash used in investing activities was $980 million and $935 million for the nine months ended September 30, 2008 and 2007, respectively.  The increase is primarily due to an increase of $38 million in cash used for the purchase of property, plant, and equipment.

Financing Activities. Net cash provided by financing activities was $1.1 billion and $607 million for the nine months ended September 30, 2008 and 2007, respectively.  The increase in cash provided during the nine months ended September 30, 2008 as compared to the corresponding period in 2007, was primarily the result of an increase in the amount by which borrowings exceeded repayments of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $938 million and $890 million for the nine months ended September 30, 2008 and 2007, respectively.  Capital expenditures increased as a result of spending on customer premise equipment and scalable infrastructure to meet increased digital, high-speed Internet, and telephone customer growth and increased demand for advanced services.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt, and borrowings under our credit facilities.  In addition, during the nine months ended September 30, 2008 and 2007, our liabilities related to capital expenditures decreased $41 million and $51 million, respectively.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Customer premise equipment (a)	$157	$139	$480	$428
Scalable infrastructure (b)	52	64	185	164
Line extensions (c)	19	27	63	76
Upgrade/Rebuild (d)	8	11	37	35
Support capital (e)	52	70	173	187

Total capital expenditures	$288	$311	$938	$890

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to various market risks, including fluctuations in interest rates.  We use interest rate swap agreements to manage our interest costs and reduce our exposure to increases in floating interest rates.  Our policy is to manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, we agree to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.  At the banks’ option, certain interest rate swap agreements may be extended through 2014.

As of September 30, 2008 and December 31, 2007, our long-term debt totaled approximately $21.0 billion and $19.9 billion, respectively.  As of September 30, 2008 and December 31, 2007, the weighted average interest rate on the credit facility debt was approximately 6.7% and 6.8%, respectively; the weighted average interest rate on the high-yield notes was approximately 10.4% and 10.3%, respectively; and the weighted average interest rate on the convertible senior notes was approximately 6.2% and 6.4%, respectively, resulting in a blended weighted average interest rate of 9.0% and 9.0%, respectively.  The interest rate on approximately 83% and 85% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of September 30, 2008 and December 31, 2007, respectively.  The fair value of our high-yield notes was $9.1 billion and $10.3 billion at September 30, 2008 and December 31, 2007, respectively.  The fair value of our convertible senior notes was $144 million and $332 million at September 30, 2008 and December 31, 2007, respectively.  The fair value of our credit facilities was $6.3 billion and $6.7 billion at September 30, 2008 and December 31, 2007, respectively.  The fair value of high-yield and convertible notes was based on quoted market prices, and the fair value of the credit facilities was based on dealer quotations.

We do not hold or issue derivative instruments for trading purposes.  We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For each of the three and nine months ended September 30, 2008 and 2007, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss.  For the three months ended September 30, 2008 and 2007, losses of $19 million and $73 million, respectively, and for the nine months ended September 30, 2008 and 2007, losses of $1 million and $25 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in our statements of operations.  For the three months ended September 30, 2008 and 2007, change in value of derivatives included losses of $7 million and $21 million, respectively, and for the nine months ended September 30, 2008 and 2007, losses of $1 million and $16 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2008 (dollars in millions):

	2008	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at September 30, 2008
Debt:
Fixed Rate	$--	$168	$1,882	$281	$1,654	$1,414	$7,837	$13,236	$9,200
Average Interest Rate	--	10.09%	10.26%	11.25%	7.75%	9.40%	10.93%	10.27%

Variable Rate	$18	$70	$70	$70	$70	$635	$6,930	$7,863	$6,333
Average Interest Rate	5.84%	5.79%	5.41%	6.54%	6.70%	6.59%	6.61%	6.59%

Interest Rate Instruments:
Variable to Fixed Swaps	$--	$--	$500	$300	$2,500	$1,000	$--	$4,300	$(170)
Average Pay Rate	--	--	7.01%	7.18%	7.14%	7.14%	--	7.13%
Average Receive Rate	--	--	5.31%	6.25%	6.77%	6.69%	--	6.54%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts.  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at September 30, 2008 including applicable bank spread.

At September 30, 2008 and December 31, 2007, we had $4.3 billion in notional amounts of interest rate swaps outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Item 4.                      Controls and Procedures.

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report.  The evaluation was based in part upon reports and certifications provided by a number of executives.  Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

See Note 14 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion concerning our legal proceedings.

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

We and our subsidiaries have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future.  As of September 30, 2008, our total long-term debt was approximately $21.0 billion, our shareholders’ deficit was approximately $8.8 billion and the deficiency of earnings to cover fixed charges for the three and nine months ended September 30, 2008 was $264 million and $777 million, respectively.

Because of our significant indebtedness and adverse changes in the capital markets, our ability to raise additional capital at reasonable rates or at all is uncertain, and the ability of our subsidiaries to make distributions or payments to their parent companies is subject to availability of funds and restrictions under our subsidiaries’ applicable debt instruments and under applicable law.  If we were able to raise additional capital when needed through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our shareholders could suffer significant dilution, including potential loss of the entire value of their investment, and in the case of a recapitalization or other similar transaction, our noteholders might not receive principal and interest payments to which they are contractually entitled.

Our significant amount of debt could have other important consequences.  For example, the debt will or could:

•
require us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, reducing our funds available for working capital, capital expenditures, and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries, and the economy at large;
•	place us at a disadvantage compared to our competitors that have proportionately less debt;
•	make us vulnerable to interest rate increases, because net of hedging transactions approximately 17% of our borrowings are, and will continue to be, subject to variable rates of interest;
•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;
•	adversely affect our relationship with customers and suppliers;
•	limit our ability to borrow additional funds in the future, or to access financing at the necessary level of the capital structure, due to applicable financial and restrictive covenants in our debt;
•	make it more difficult for us to obtain financing given the current volatility and disruption in the capital and credit markets and the deterioration of general economic conditions;
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
•
general business conditions, economic uncertainty or downturn, including the recent volatility and disruption in the capital and credit markets and the significant downturn in the housing sector and overall economy; and

•	the effects of governmental regulation on our business.

Some of these factors are beyond our control.  It is also difficult to assess the impact that the general economic downturn and recent turmoil in the credit markets will have on future operations and financial results.  However, we believe that the general economic downturn could result in reduced spending by customers and advertisers, which could reduce our revenues and our cash flows from operating activities from those that otherwise would have been generated.  If we are unable to generate sufficient cash flow or we are unable to access additional liquidity sources, we may not be able to service and repay our debt, operate our business, respond to competitive challenges, or fund our other liquidity and capital needs.  We expect that cash on hand, cash flows from operating activities, and the amounts available under Charter Operating’s credit facilities will be adequate to fund our projected cash needs, including scheduled maturities, through 2009.  We believe that cash on hand, cash flows from operating activities, and the amounts available under the Charter Operating credit facilities will not be sufficient to fund projected cash needs in 2010 (primarily as a result of the maturity of $1.9 billion of CCH II senior notes in September 2010) and thereafter.  However, it is uncertain whether we will be able, under applicable law, to make distributions or otherwise move cash to the relevant entities for payment of interest and principal.  See “Part I. Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Limitations on Distributions” and “–Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.”

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our capital expenditures, and ongoing compliance with the Charter Operating credit facilities, including obtaining an unqualified audit opinion from our independent accountants.  Although we have been able to refinance or otherwise fund the repayment of debt in the past, we may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding, especially given the recent volatility and disruption in the capital and credit markets and the deterioration of the general economic conditions in recent months.  An inability to access additional sources of liquidity to fund our cash needs in 2010 or thereafter or to refinance or otherwise fund the repayment of the CCH II senior notes could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.  See “Part I.  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may not be able to access funds under the Charter Operating revolving credit facility if we fail to satisfy the covenant restrictions, which could adversely affect our financial condition and our ability to conduct our business.

Our subsidiaries have historically relied on access to credit facilities to fund operations, capital expenditures, and to service parent company debt, and we expect such reliance to continue in the future.  Our total potential borrowing availability under our revolving credit facility was approximately $780 million as of September 30, 2008, none of which was limited by covenant restrictions.  There can be no assurance that actual availability under our revolving credit facility will not be limited by covenant restrictions in the future.

One of the conditions to the availability of funding under the Charter Operating revolving credit facility is the absence of a default under such facility, including as a result of any failure to comply with the covenants under the facilities.  Among other covenants, the Charter Operating credit facility requires us to maintain specified leverage ratios.  The Charter Operating revolving credit facility also provides that Charter Operating obtain an unqualified audit opinion from its independent accountants for each fiscal year, which, among other things, requires Charter to demonstrate its ability to fund, at all relevant subsidiaries, its projected liquidity needs for a reasonable period of time following the balance sheet date of the financial statements being audited.  There can be no assurance that Charter Operating will be able to continue to comply with these or any other of the covenants under the credit facilities.  See “—We and our subsidiaries have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business” for a discussion of the consequences of a default under our debt obligations and “- Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us our our various debt issuers” for a discussion of the limits on our ability to access financing at the relevant levels of our capital structure.

The soundness of financial institutions could adversely affect us.

Our ability to borrow under our revolving credit facility and to engage in other routine funding transactions could be adversely affected by the actions and commercial soundness of financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to different counterparties and we execute transactions with counterparties in the financial services industry, including commercial banks, investment banks and other financial institutions. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could affect our liquidity or lead to losses or defaults by us.

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

Primarily in light of the economic environment, it is uncertain whether we will have, at the relevant times, sufficient surplus at CIH and its parents, or potentially its subsidiaries, to make distributions, including for payments of interest and principal on the debts of the parents of such entities, and there can otherwise be no assurance that our subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness.  Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating and CCO Holdings credit facilities.  Several of our subsidiaries are also obligors and guarantors under senior high yield notes.  Our convertible senior notes are structurally subordinated in right of payment to all of the debt and other liabilities of our subsidiaries.  As of September 30, 2008, our total long-term debt was approximately $21.0 billion, of which approximately $20.7 billion was structurally senior to our convertible senior notes.

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

Risks Related to Our Business

Our exposure to the credit risks of our customers, vendors and third parties could adversely affect our cash flow, results of operations and financial condition.

We are exposed to risks associated with the potential financial instability of our customers, many of whom may be adversely affected by the general economic downturn.  Dramatic declines in the housing market over the past year, including falling home prices and increasing foreclosures, together with significant increases in unemployment, have severely affected consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.  The general economic downturn also may affect advertising sales, as companies seek to reduce expenditures and conserve cash. Any of these events may adversely affect our cash flow, results of operations and financial condition.

In addition, we are susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide products and services or to which we delegate certain functions.  The same economic conditions that may affect our customers, as well as volatility and disruption in the capital and credit markets, also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of our vendors or third parties upon which we rely.  Any interruption in the services provided by our vendors or by third parties could adversely affect our cash flow, results of operation and financial condition.

The failure to maintain a minimum closing share price of $1.00 per share of Class A common stock could result in the delisting of our shares on the NASDAQ Global Select Market, which would harm the market price of Charter’s Class A common stock.

In order to retain our listing on the NASDAQ Global Select Market we are required by NASDAQ to maintain a minimum bid price of $1.00 per share.  However, on October 16, 2008, NASDAQ suspended enforcement of the rules requiring a minimum $1.00 per share closing share price until January 19, 2009.  As of October 24, 2008, our Class A common stock had closed below the minimum bid price of $1.00 per share for 30 consecutive business days and, therefore, would not have been in compliance with the minimum bid price rule.  A new compliance period will begin on January 19, 2009.  In the event that our stock does close below the minimum bid price of $1.00 per share for any 30 consecutive business days, following the reinstatement of the rules on January 19, 2009, we can regain compliance if our Class A common stock closes at or above $1.00 per share for 10 consecutive days during the 180 days immediately following. If we are unable to take action to increase the bid price per share (either by reverse stock split or otherwise), we could be subject to delisting from the NASDAQ Global Select Market.

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

Item 5.  Other Information

In October 2008, the Board of Directors eliminated the vacancy on the Board by reducing the number of members of the Board of Directors to eleven.  The vacancy had been created by the resignation of a director in September 2008.

Item 6.	Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

Dated: November 6, 2008	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and
Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1+
Amended and Restated Employment Agreement between Neil Smit and Charter Communications, Inc., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on September 30, 2008 (File No. 000-27927)).

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

+ Management compensatory plan or arrangement
* Document attached

E-1