Form 10-K
period 2008-12-31
CHARTER COMMUNICATIONS INC /MO/
filed 2009-03-16
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

       Large accelerated filer ☐                                      Accelerated filer ☑                                      Non-accelerated filer ☐                                      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The aggregate market value of the registrant of outstanding Class A Common Stock held by non-affiliates of the registrant at June 30, 2008 was approximately $393 million, computed based on the closing sale price as quoted on the NASDAQ Global Select Market on that date.  For purposes of this calculation only, directors, executive officers and the principal controlling shareholder or entities controlled by such controlling shareholder of the registrant are deemed to be affiliates of the registrant.

There were 400,801,768 shares of Class A Common Stock outstanding as of February 28, 2009.  There were 50,000 shares of Class B Common Stock outstanding as of the same date.

Documents Incorporated By Reference
Information required by Part III is incorporated by reference from Registrant’s proxy statement or an amendment to this Annual Report on Form 10-K to be filed by April 30, 2009.

CHARTER COMMUNICATIONS, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2008

This annual report on Form 10-K is for the year ended December 31, 2008.  The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this annual report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report.  In this annual report, “we,” “us” and “our” refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in Part I. Item 1. under the heading "Business – Company Focus," and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under the heading "Risk Factors" and in Part II. Item 7. under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.  Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity" and "potential," among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•	the completion of the Company’s announced restructuring including the outcome, and impact on our business, of any resulting proceedings under Chapter 11 of the Bankruptcy Code;
•
the availability and access, in general, of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash on hand, cash flows from operating activities, further borrowings or other sources and, in particular, our ability to fund debt obligations (by dividend, investment or otherwise) to the applicable obligor of such debt;

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

•	the impact of competition from other distributors, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers, and digital subscriber line (“DSL”) providers;
•	difficulties in growing and operating our telephone services, while adequately meeting customer expectations for the reliability of voice services;
·	our ability to adequately meet demand for installations and customer service;
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

ii

PART I

Item 1.  Business.

Introduction

Charter Communications, Inc. ("Charter") operates broadband communications businesses in the United States with approximately 5.5 million customers at December 31, 2008.  We offer residential and commercial customers traditional cable video programming (basic and digital video), high-speed Internet services, and telephone services, as well as advanced broadband services such as high definition television, Charter OnDemand™ (“OnDemand”), and digital video recorder (“DVR”) service.  We sell our cable video programming, high-speed Internet, telephone, and advanced broadband services primarily on a subscription basis.  We also sell advertising to national and local clients on advertising supported cable networks.  See "Item 1. Business — Products and Services" for further description of these terms, including "customers."

At December 31, 2008, we served approximately 5.0 million video customers, of which approximately 3.1 million were digital video customers.  We also served approximately 2.9 million high-speed Internet customers and provided telephone service to approximately 1.3 million customers.

We have a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high amounts of debt, and depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties.

Charter was organized as a Delaware corporation in 1999 and completed an initial public offering of its Class A common stock in November 1999.  Charter is a holding company whose principal assets at December 31, 2008 are the 55% controlling common equity interest (53% for accounting purposes) and a 100% voting interest in Charter Communications Holding Company, LLC (“Charter Holdco”), the direct parent of CCHC, LLC (“CCHC”), which is the direct parent of Charter Communications Holdings, LLC ("Charter Holdings").  As sole manager, Charter controls the affairs of Charter Holdco and its limited liability company subsidiaries.

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

Recent Developments – Restructuring

On February 12, 2009, we reached an agreement in principle with holders of certain of our subsidiaries’ senior notes (the “Noteholders”) holding approximately $4.1 billion in aggregate principal amount of notes issued by our subsidiaries, CCH I, LLC (“CCH I”) and CCH II, LLC (“CCH II”).  Pursuant to separate restructuring agreements, dated February 11, 2009, entered into with each Noteholder (the “Restructuring Agreements”), on or prior to April 1, 2009, we and our subsidiaries expect to file voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code to implement a restructuring pursuant to a joint plan of reorganization (the “Plan”) aimed at improving our capital structure (the “Proposed Restructuring”).

The Proposed Restructuring is expected to be funded with cash from operations, an exchange of debt of CCH II for other debt at CCH II (the “Notes Exchange”), the issuance of additional debt (the “New Debt Commitment”), and the proceeds of an equity offering (the “Rights Offering”) for which we have received a back-stop commitment (the “Back-Stop Commitment”) from certain Noteholders.  In addition to the Restructuring Agreements, the Noteholders have entered into commitment letters with us (the “Commitment Letters”), pursuant to which they have agreed to exchange and/or purchase, as applicable, certain securities of Charter, as described in more detail below.

Under the Notes Exchange, existing holders of senior notes of CCH II and CCH II Capital Corp. (“CCH II Notes”) will be entitled to exchange their CCH II Notes for new 13.5% Senior Notes of CCH II and CCH II Capital Corp. (the “New CCH II Notes”).  CCH II Notes that are not exchanged in the Notes Exchange will be paid in cash in an amount equal to the outstanding principal amount of such CCH II Notes plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or prepayment penalties and for the avoidance of doubt, any unmatured interest.  The aggregate principal amount of New CCH II Notes to be issued pursuant to the Plan is expected to be approximately $1.5 billion plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or prepayment penalties (collectively, the “Target Amount”), plus an additional $85 million.

Under the Commitment Letters, certain holders of CCH II Notes have committed to exchange, pursuant to the Notes Exchange, an aggregate of approximately $1.2 billion in aggregate principal amount of CCH II Notes, plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or any prepayment penalties.  In the event that the aggregate principal amount of New CCH II Notes to be issued pursuant to the Notes Exchange would exceed the Target Amount, each Noteholder participating in the Notes Exchange will receive a pro rata portion of such Target Amount of New CCH II Notes, based upon the ratio of (i) the aggregate principal amount of CCH II Notes it has tendered into the Notes Exchange to (ii) the total aggregate principal amount of CCH II Notes tendered into the Notes Exchange.  Participants in the Notes Exchange will receive a commitment fee equal to 1.5% of the principal amount plus interest on the CCH II Notes exchanged by such participant in the Notes Exchange.

Under the New Debt Commitment, certain holders of CCH II Notes have committed to purchase an additional amount of New CCH II Notes in an aggregate principal amount of up to $267 million.  Participants in the New Debt Commitment will receive a commitment fee equal to the greater of (i) 3.0% of their respective portion of the New Debt Commitment or (ii) 0.83% of its respective portion of the New Debt Commitment for each month beginning April 1, 2009 during which its New Debt Commitment remains outstanding.

Under the Rights Offering, we will offer to existing holders of senior notes of CCH I (“CCH I Notes”) that are accredited investors (as defined in Regulation D promulgated under the Securities Act) or qualified institutional buyers (as defined under Rule 144A of the Securities Act), the right (the “Rights”) to purchase shares of the new Class A Common Stock of Charter, to be issued upon our emergence from bankruptcy, in exchange for a cash payment at a discount to the equity value of Charter upon emergence.  Upon emergence from bankruptcy, Charter’s new Class A Common Stock is not expected to be listed on any public or over-the-counter exchange or quotation system and will be subject to transfer restrictions.  It is expected, however, that we will thereafter apply for listing of Charter’s new Class A Common Stock on the NASDAQ Stock Market as provided in a term sheet describing the Proposed Restructuring (the “Term Sheet”).  The Rights Offering is expected to generate proceeds of up to approximately $1.6 billion and will be used to pay holders of CCH II Notes that do not participate in the Notes Exchange, repayment of certain amounts relating to the satisfaction of certain swap agreement claims against Charter Communications Operating, LLC (“Charter Operating”) and for general corporate purposes.

Under the Commitment Letters, certain Noteholders (the “Backstop Parties”) have agreed to subscribe for their respective pro rata portions of the Rights Offering, and certain of the Backstop Parties have, in addition, agreed to subscribe for a pro rata portion of any Rights that are not purchased by other holders of CCH I Notes in the Rights Offering (the “Excess Backstop”).  Noteholders who have committed to participate in the Excess Backstop will be offered the option to purchase a pro rata portion of additional shares of Charter’s new Class A Common Stock, at the same price at which shares of the new Class A Common Stock will be offered in the Rights Offering, in an amount equal to $400 million less the aggregate dollar amount of shares purchased pursuant to the Excess Backstop.  The Backstop Parties will receive a commitment fee equal to 3% of its respective equity backstop.

The Restructuring Agreements further contemplate that upon consummation of the Plan (i) the notes and bank debt of our subsidiaries, Charter Operating and CCO Holdings, LLC (“CCO Holdings”) will remain outstanding, (ii) holders of notes issued by CCH II will receive New CCH II Notes pursuant to the Notes Exchange and/or cash, (iii) holders of notes issued by CCH I will receive shares of Charter’s new Class A Common Stock, (iv) holders of notes issued by CCH I Holdings, LLC (“CIH”) will receive warrants to purchase shares of common stock in Charter, (v) holders of notes of Charter Holdings will receive warrants to purchase shares of Charter’s new Class A Common Stock, (vi) holders of convertible notes issued by Charter will receive cash and preferred stock issued by Charter,  (vii) holders of common stock will not receive any amounts on account of their common stock, which will be cancelled, and (viii) trade creditors will be paid in full.  In addition, as part of the Proposed Restructuring, it is expected that consideration will be paid by holders of CCH I Notes to other entities participating in the financial restructuring.  The recoveries summarized above are more fully described in the Term Sheet.

Pursuant to a separate restructuring agreement among Charter, Mr. Paul G. Allen, Charter’s chairman and controlling shareholder, and an entity controlled by Mr. Allen (the “Allen Agreement”), in settlement of their rights, claims and remedies against Charter and its subsidiaries, and in addition to any amounts received by virtue of their holding any claims of the type set forth above, upon consummation of the Plan, Mr. Allen or his affiliates will be issued a number of shares of the new Class B Common Stock of Charter such that the aggregate voting power of such shares of new Class B Common Stock shall be equal to 35% of the total voting power of all new capital stock of Charter.  Each share of new Class B Common Stock will be convertible, at the option of the holder, into one share of new Class A Common Stock, and will be subject to significant restrictions on transfer.  Certain holders of new Class A Common Stock and new Class B Common Stock will receive certain customary registration rights with respect to their shares.  Upon consummation of the Plan, Mr. Allen or his affiliates will also receive (i) warrants to purchase shares of new Class A common stock of Charter in an aggregate amount equal to 4% of the equity value of reorganized Charter, after giving effect to the Rights Offering, but prior to the issuance of warrants and equity-based awards provided for by the Plan, (ii) $85 million principal amount of New CCH II Notes, (iii) $25 million in cash for amounts owing to Charter Investment, Inc. (“CII”) under a management agreement, (iv) up to $20 million in cash for reimbursement of fees and expenses in connection with the Proposed Restructuring, and (v) an additional $150 million in cash.  The warrants described above shall have an exercise price per share based on a total equity value equal to the sum of the equity value of reorganized Charter, plus the gross proceeds of the Rights Offering, and shall expire seven years after the date of issuance.  In addition, on the effective date of the Plan, CII will retain a 1% equity interest in reorganized Charter Holdco and a right to exchange such interest into new Class A common stock of Charter.

The Restructuring Agreements also contemplate that upon emergence from bankruptcy each holder of 10% or more of the voting power of Charter will have the right to nominate one member of the initial Board for each 10% of voting power; and that at least Charter’s current Chief Executive Officer and Chief Operating Officer will continue in their same positions.  The Restructuring Agreements require Noteholders to cast their votes in favor of the Plan and generally support the Plan and contain certain customary restrictions on the transfer of claims by the Noteholders.

In addition, the Restructuring Agreements contain an agreement by the parties that prior to commencement of the Chapter 11 cases, if performance by us of any term of the Restructuring Agreements would trigger a default under the debt instruments of CCO Holdings and Charter Operating, which debt is to remain outstanding such performance would be deemed unenforceable solely to the extent necessary to avoid such default.

The Restructuring Agreements and Commitment Letters are subject to certain termination events, including, among others:

•	the commitments set forth in the respective Noteholder’s Commitment Letter shall have expired or been terminated;
•
Charter’s board of directors shall have been advised in writing by its outside counsel that continued pursuit of the Plan is inconsistent with its fiduciary duties, and the board of directors determines in good faith that, (A) a proposal or offer from a third party is reasonably likely to be more favorable to the Company than is proposed under the Term Sheet, taking into account, among other factors, the identity of the third party, the likelihood that any such proposal or offer will be negotiated to finality within a reasonable time, and the potential loss to the company if the proposal or offer were not accepted and consummated, or (B) the Plan is no longer confirmable or feasible;

•
the Plan or any subsequent plan filed by us with the bankruptcy court (or a plan supported or endorsed by us) is not reasonably consistent in all material respects with the terms of the Restructuring Agreements;

•	Charter shall not have filed for Chapter 11 relief with the bankruptcy court on or before April 1, 2009;
•
a disclosure statement order reasonably acceptable to Charter, the holders of a majority of the CCH I Notes held by the ad-hoc committee of certain Noteholders (the “Requisite Holders”) and Mr. Allen has not been entered by the bankruptcy court on or before the 50th day following the bankruptcy petition date;

•	a confirmation order reasonably acceptable to Charter, the Requisite Holders and Mr. Allen is not entered by the bankruptcy court on or before the 130th day following the bankruptcy petition date;
•	any of the Chapter 11 cases of Charter is converted to cases under Chapter 7 of the Bankruptcy Code if as a result of such conversion the Plan is not confirmable;
•	any Chapter 11 cases of Charter is dismissed if as a result of such dismissal the Plan is not confirmable;
•	the order confirming the Plan is reversed on appeal or vacated; and
•	any Restructuring Agreement or the Allen Agreement has terminated or been breached in any material respect subject to notice and cure provisions.

The Allen Agreement contains similar provisions to those provisions of the Restructuring Agreements. There is no assurance that the treatment of creditors outlined above will not change significantly. For example, because the Proposed Restructuring is contingent on reinstatement of the credit facilities and certain notes of Charter Operating and CCO Holdings, failure to reinstate such debt would require us to revise the Proposed Restructuring. Moreover, if reinstatement does not occur and current capital market conditions persist, we may not be able to secure adequate new financing and the cost of new financing would likely be materially higher. The Proposed Restructuring would result in the reduction of our debt by approximately $8 billion.

The above summary of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement is qualified in its entirety by the full text of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement, copies of which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to this Annual Report on Form 10-K, and incorporated herein by reference.  See “Part I. Item 1A - Risk Factors – Risks Relating to Bankruptcy.”

Recent Developments – Interest Payments

Two of our subsidiaries, CIH and Charter Holdings, did not make scheduled payments of interest due on January 15, 2009 (the “January Interest Payment”) on certain of their outstanding senior notes (the “Overdue Payment Notes”).  Each of the respective governing indentures (the “Indentures”) for the Overdue Payment Notes permits a 30-day grace period for such interest payments through (and including) February 15, 2009.  On February 11, 2009, in connection with the Commitment Letters and Restructuring Agreements, Charter and certain of its subsidiaries also entered into an Escrow Agreement with members of the ad-hoc committee of holders of the Overdue Payment Notes (“Ad-Hoc Holders”) and Wells Fargo Bank, National Association, as Escrow Agent (the “Escrow Agreement”).  On February 13, 2009, Charter paid the full amount of the January Interest Payment to the Paying Agent for the Ad-Hoc Holders on the Overdue Payment Notes, which constitute payment under the Indentures.  As required under the Indentures, Charter set a special record date for payment of such interest payments of February 28, 2009.  Under the Escrow Agreement, the Ad-Hoc Holders agreed to deposit into an escrow account the amounts they receive in respect of the January Interest Payment (the "Escrow Amount") and the Escrow Agent will hold such amounts subject to the terms of the Escrow Agreement.  Under the Escrow Agreement, if the transactions contemplated by the Restructuring Agreements are consummated on or before December 15, 2009 or such transactions are not consummated on or before December 15, 2009 due to material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then the Ad-Hoc Holders will be entitled to receive their pro-rata share of the Escrow Amount.  If the transactions contemplated by the Restructuring Agreements are not consummated on or prior to December 15, 2009 for any reason other than material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then Charter, Charter Holdings, CIH or their designee shall be entitled to receive the Escrow Amount.

One of Charter’s subsidiaries, CCH II, will not make its scheduled payment of interest on March 16, 2009 on certain of its outstanding senior notes.  The governing indenture for such notes permits a 30-day grace period for such interest payments, and Charter expects to file its voluntary Chapter 11 Bankruptcy prior to the expiration of the grace period.

Recent Developments – Charter Operating Credit Facility

On February 3, 2009, Charter Operating made a request to the administrative agent under its Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated as of March 6, 2007 (the “Credit Agreement”), to borrow additional revolving loans under the Credit Agreement.  Such borrowing request complied with the provisions of the Credit Agreement including section 2.2 (“Procedure for Borrowing”) thereof.  On February 5, 2009, we received a notice from the administrative agent asserting that one or more Events of Default (as defined in the Credit Agreement) had occurred and was continuing under the Credit Agreement.  In response, we sent a letter to the administrative agent on February 9, 2009, among other things, stating that no Event of Default under the Credit Agreement occurred or was continuing and requesting the administrative agent to rescind its notice of default and fund Charter Operating’s borrowing request.  The administrative agent sent a letter to us on February 11, 2009, stating that it continues to believe that one or more events of default occurred and was continuing.   As a result, with the exception of one lender who funded approximately $0.4 million, the lenders under the Credit Agreement have failed to fund Charter Operating’s borrowing request.

Corporate Organizational Structure

The chart below sets forth our organizational structure and that of our direct and indirect subsidiaries.  This chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes.  The equity ownership, voting percentages, and indebtedness amounts shown below are approximations as of December 31, 2008, and do not give effect to any exercise, conversion or exchange of then outstanding options, preferred stock, convertible notes, and other convertible or exchangeable securities debt eliminated in consolidation, or any change that would result from the Proposed Restructuring.  Indebtedness amounts shown below are accreted values for financial reporting purposes as of December 31, 2008.  See Note 9 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data,” which also includes the principal amount of the indebtedness described below.

Public common stock and other equity
Paul G. Allen and his controlled entities
93% common equity interest, 9% voting interest
7% common equity interest, 91% voting interest
Charter Communications, Inc.(1) ("Charter") (issuer of $376 million convertible senior notes)
55% common equity interest and mirror senior securities (3), 100% voting interest
45% common equity interest (exchangeable for Charter common stock) (2)(3)
Charter Communications Holding Company, LLC ("Charter Holdco")
$75 million subordinated accreting note (4)
CCHC, LLC ("CCHC")
Charter Communications Holdings, LLC ("Charter Holdings") (co-issuer of $199 million of senior notes and $241 million of senior discount notes)
CCH I Holdings, LLC ("CIH") (co-issuer of $450 million of senior notes and $2.1 billion of senior discount notes)
CCH I, LLC ("CCH I") (co-issuer of $4.1 billion senior notes)
CCH II, LLC ("CCH II") (co-issuer of $2.5 billion senior notes)
CCO Holdings, LLC ("CCO Holdings") (obligor under $350 million credit facility – $350 million outstanding) (co-issuer of $796 million senior notes)
Charter Communications Operating, LLC ("Charter Operating") (obligor under $8.5 billion credit facilities – $8.2 billion outstanding) (co-issuer of $2.4 billion senior second lien notes)
Charter Operating Subsidiaries
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

(2)
At December 31, 2008, these membership units were held by CII and Vulcan Cable III Inc. (“Vulcan Cable”), each of which was 100% owned by Paul G. Allen, Charter’s Chairman and controlling shareholder.  They are exchangeable at any time on a one-for-one basis for shares of Charter Class B common stock, which in turn are exchangeable into Charter Class A common stock on a one-for-one basis.  In January 2009, Vulcan Cable merged into CII with CII being the surviving entity.

(3)
The percentages shown in this table reflect the 21.8 million shares of Class A common stock outstanding as of December 31, 2008 issued pursuant to the Share Lending Agreement.  However, for accounting purposes, Charter’s common equity interest in Charter Holdco is 53%, and Paul G. Allen’s ownership of Charter Holdco through his affiliates is 47%.  These percentages exclude the 21.8 million mirror membership units outstanding as of December 31, 2008 issued pursuant to the Share Lending Agreement.  See Note 13 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(4)
Represents preferred membership interests in CC VIII, LLC (“CC VIII”), a subsidiary of CC V Holdings, LLC, and an exchangeable accreting note issued by CCHC.  See Notes 10 and 11 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Charter Communications, Inc. Certain provisions of Charter’s certificate of incorporation and Charter Holdco’s limited liability company agreement effectively require that Charter’s investment in Charter Holdco replicate, on a “mirror” basis, Charter’s outstanding equity and debt structure.  As a result of these coordinating provisions, whenever Charter issues equity or debt, Charter transfers the proceeds from such issuance to Charter Holdco, and Charter Holdco issues a “mirror” security to Charter that replicates the characteristics of the security issued by Charter.  Consequently, Charter’s principal assets are an approximate 55% common equity interest (53% for accounting purposes) and a 100% voting interest in Charter Holdco, and “mirror” notes that are payable by Charter Holdco to Charter that have the same principal amount and terms as Charter’s convertible senior notes.  Charter Holdco, through its subsidiaries, owns cable systems and certain strategic investments.  As sole manager under applicable operating agreements, Charter controls the affairs of Charter Holdco and its limited liability company subsidiaries.  In addition, Charter provides management services to Charter Holdco and its subsidiaries under a management services agreement.

The following table sets forth information as of December 31, 2008 with respect to the shares of common stock of Charter on an actual outstanding, “as converted” and “fully diluted” basis:

	Charter Communications, Inc.
				Assuming Exchange of
	Actual Shares Outstanding (a)			Charter Holdco Membership Units (b)		Fully Diluted Shares Outstanding (c)
						Number	Percentage
				Number of	Percentage of	of Fully	of Fully
	Number of	Percentage		As Converted	As Converted	Diluted	Diluted
	Common	of Common		Common	Common	Common	Common
	Shares	Shares	Voting	Shares	Shares	Shares	Shares
	Outstanding	Outstanding	Percentage	Outstanding	Outstanding	Outstanding	Outstanding

Class A Common Stock	411,737,894	99.99%	9.86%	411,737,894	54.83%	411,737,894	41.78%
Class B Common Stock	50,000	0.01%	90.14%	50,000	0.01%	50,000	0.01%
Total Common Shares Outstanding	411,787,894	100.00%	100.00%

One-for-One Exchangeable Equity in Subsidiaries:
Charter Investment, Inc.				222,818,858	29.67%	222,818,858	22.61%
Vulcan Cable III Inc. (merged into Charter Investment, Inc. in January 2009)				116,313,173	15.49%	116,313,173	11.80%

Total As Converted Shares Outstanding				750,919,925	100.00%

Other Convertible Securities
Charter Communications, Inc.:
Convertible Debt:
5.875% Convertible Senior Notes (d)						1,287,190	0.13%
6.50% Convertible Senior Notes (e)						140,581,566	14.27%
Employee, Director and Consultant Stock Options (f)						22,332,904	2.27%
Employee Performance Shares (g)						33,036,871	3.35%
CCHC:
14% Exchangeable Accreting Note (h)						37,266,479	3.78%

Fully Diluted Common Shares Outstanding						985,424,935	100.00%

(a)
Paul G. Allen owns approximately 7% of Charter’s outstanding Class A common stock (approximately 49% assuming the exchange by Mr. Allen of all units in Charter Holdco held by him and his affiliates for shares of Charter Class B common stock, which are in turn convertible into Class A common stock, but not assuming the conversion of an accreting note (the “CCHC note”)) and beneficially controls approximately 91% of the voting power of Charter’s capital stock.  Mr. Allen is entitled to ten votes for each share of Class B common stock held by him and his affiliates and for each membership unit in Charter Holdco held by him and his affiliates.

(b)
Assumes only the exchange of Charter Holdco membership units held by Mr. Allen and his affiliates for shares of Charter Class B common stock on a one-for-one basis pursuant to exchange agreements between the holders of such units and Charter, which shares are in turn convertible into Class A common stock on a one-for-one basis.  Does not include shares issuable on conversion or exercise of any other convertible securities, including stock options, and convertible notes.

(c)
Represents “fully diluted” common shares outstanding, assuming the exercise, exchange, vesting or conversion of all outstanding options and exchangeable or convertible securities, including the exchangeable membership units described in note (b) above, the 14% CCHC exchangeable accreting note, all outstanding 5.875% and 6.50% convertible senior notes of Charter, all employee, director and consultant stock options and employee performance shares.

(d)
Reflects shares issuable upon conversion of all outstanding 5.875% convertible senior notes ($3 million total principal amount), which are convertible into shares of Class A common stock at an initial conversion rate of 413.2231 shares of Class A common stock per $1,000 principal amount of notes (or approximately $2.42 per share), subject to certain adjustments.

(e)
Reflects shares issuable upon conversion of all outstanding 6.50% convertible senior notes ($479 million total principal amount), which are convertible into shares of Class A common stock at an initial conversion rate of 293.3868 shares of Class A common stock per $1,000 principal amount of notes (or approximately $3.41 per share), subject to certain adjustments.

(f)	The weighted average exercise price of outstanding stock options was $3.82 as of December 31, 2008.

(g)
Represents shares issuable under our long-term incentive plan (“LTIP”), which are subject to vesting based on continued employment and, in many cases, Charter’s achievement of certain performance criteria.

(h)
Mr. Allen, through his wholly owned subsidiary CII, holds the CCHC note that is exchangeable for Charter Holdco units.  The CCHC note has a 15-year maturity.  The CCHC note has an accreted value as of December 31, 2008 of $75 million accreting at 14% compounded quarterly, except that from and after February 28, 2009, CCHC may pay any increase in the accreted value of the CCHC note in cash and the accreted value of the CCHC note will not increase to the extent such amount is paid in cash.  The CCHC note is exchangeable at CII’s option, at any time, for Charter Holdco Class A common units, which are exchangeable into shares of Charter Class B common stock, which shares are in turn convertible into Class A common stock, at a rate equal to the then accreted value, divided by $2.00.  See Note 10 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Charter Communications Holding Company, LLC. Charter Holdco, a Delaware limited liability company formed on May 25, 1999, is the direct 100% parent of CCHC.  At December 31, 2008, the common membership units of Charter Holdco were owned approximately 55% by Charter, 15% by Vulcan Cable and 30% by CII.  In January 2009, Vulcan Cable merged into CII with CII being the surviving entity.  All of the outstanding common membership units in Charter Holdco, which were held by Vulcan Cable and CII at December 31, 2008, are controlled by Mr. Allen and are exchangeable on a one-for-one basis at any time for shares of Class B common stock of Charter, which are in turn convertible into Class A common stock of Charter on a one-for-one basis.  Charter controls 100% of the voting power of Charter Holdco and is its sole manager.

Certain provisions of Charter’s certificate of incorporation and Charter Holdco’s limited liability company agreement effectively require that Charter’s investment in Charter Holdco replicate, on a “mirror” basis, Charter’s outstanding equity and debt structure.  As a result, in addition to its equity interest in common units of Charter Holdco, Charter also holds 100% of the 5.875% and the 6.50% mirror convertible notes of Charter Holdco that automatically convert into common membership units upon the conversion of Charter 5.875% or 6.50% convertible senior notes.

CCHC, LLC.  CCHC, a Delaware limited liability company formed on October 25, 2005, is the issuer of an exchangeable accreting note.  In October 2005, Charter, acting through a Special Committee of Charter’s board of directors, and Mr. Allen settled a dispute that had arisen between the parties with regard to the ownership of CC VIII.  As part of that settlement, CCHC issued the CCHC note to CII.

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

Products and Services

We sell video, high-speed Internet, and telephone services utilizing our cable network. Our video services include traditional cable video services (basic and digital) and in most areas advanced broadband services such as OnDemand, high definition television, and DVR services.  Our telephone services are primarily provided using voice over Internet protocol (“VoIP”) technology, to transmit digital voice signals over our systems.  Our video, high-speed Internet, and telephone services are offered to residential and commercial customers on a subscription basis, with prices and related charges that vary primarily based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and the equipment necessary to receive the services, with some variation in prices depending on geographic location.

The following table approximates our customer statistics for video, residential high-speed Internet and telephone as of December 31, 2008 and 2007.

	Approximate as of
	December 31,	December 31,
	2008 (a)	2007 (a)

Video Cable Services:
Basic Video:
Residential (non-bulk) basic video customers (b)	4,779,000	4,959,800
Multi-dwelling (bulk) and commercial unit customers (c)	266,700	260,100
Total basic video customers (b) (c)	5,045,700	5,219,900

Digital Video:
Digital video customers (d)	3,133,400	2,920,400

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,875,200	2,682,500
Telephone customers (f)	1,348,800	959,300

Total Revenue Generating Units (g)	12,403,100	11,782,100

After giving effect to sales of cable systems in 2008, December 31, 2007 basic video customers, digital video customers, high-speed Internet customers, and telephone customers would have been 5,203,200; 2,912,800; 2,676,900; and 959,300, respectively.

(a)
“Customers” include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts.  At December 31, 2008 and 2007, “customers” include approximately 36,000 and 48,200 persons, respectively, whose accounts were over 60 days past due in payment, approximately 5,300 and 10,700 persons, respectively, whose accounts were over 90 days past due in payment, and approximately 2,700 and 2,900 persons, respectively, whose accounts were over 120 days past due in payment.

(b)	“Basic video customers” include all residential customers who receive video cable services.

(c)
Included within “basic video customers” are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit (“EBU”) basis.  EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service.  The EBU method of estimating video customers is consistent with the methodology used in determining costs paid to programmers and has been used consistently each reporting year.

(d)	"Digital video customers" include all basic video customers that have one or more digital set-top boxes or cable cards deployed.

(e)	"Residential high-speed Internet customers" represent those residential customers who subscribe to our high-speed Internet service.

(f)	“Telephone customers” include all customers receiving telephone service.

(g)
"Revenue generating units" represent the sum total of all basic video, digital video, high-speed Internet and telephone customers, not counting additional outlets within one household.  For example, a customer who receives two types of service (such as basic video and digital video) would be treated as two revenue generating units and, if that customer added on high-speed Internet service, the customer would be treated as three revenue generating units.  This statistic is computed in accordance with the guidelines of the National Cable & Telecommunications Association (“NCTA”).

Video Services

In 2008, video services represented approximately 53% of our total revenues.  Our video service offerings include the following:

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

•
Digital Video.  We offer digital video services including a digital set-top box, an interactive electronic programming guide with parental controls, an expanded menu of pay-per-view channels, including OnDemand (available nearly everywhere), digital quality music channels and the option to also receive a cable card. We also offer our customers certain digital tiers of programming including premium channels (for example, HBO®, Showtime® and Starz/Encore®) as well as tiers that offer customers a variety of programming and some tiers that emphasize, for example, sports or ethnic programming.  In addition to video programming, digital video service enables customers to receive our advanced broadband services such as OnDemand, DVRs, and high definition television.  Recently, Charter bundled its digital sports tier with premium sports content on charter.net.

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

•
OnDemand and Subscription OnDemand. OnDemand service allows customers to select from hundreds of movies and other programming at any time.  These programming options may be accessed for a fee or, in some cases, for no additional charge.  In some systems we also offer subscription OnDemand for a monthly fee or included in a digital tier premium channel subscription.

•
High Definition Television. High definition television offers our digital customers certain video programming at a higher resolution to improve picture quality versus standard basic or digital video images.

•	Digital Video Recorder. DVR service enables customers to digitally record programming and to pause and rewind live programming.

High-Speed Internet Services

In 2008, residential high-speed Internet services represented approximately 21% of our total revenues.  We currently offer several tiers of high-speed Internet services with speeds ranging up to 60 megabytes to our residential customers via cable modems attached to personal computers.  We also offer home networking gateways to these customers, which permit customers to connect up to five computers in their home to the Internet simultaneously.

Telephone Services

In 2008, telephone services represented approximately 9% of our total revenues.  We provide voice communications services primarily using VoIP technology to transmit digital voice signals over our systems.  Charter Telephone includes unlimited nationwide and in-state calling, voicemail, call waiting, caller ID, call forwarding and other features.  Charter Telephone® also provides international calling either by the minute or in a package of 250 minutes per month.

Commercial Services

In 2008, commercial services represented approximately 6% of our total revenues.  Commercial services, offered through Charter Business™, include scalable broadband communications solutions for business organizations, such as business-to-business Internet access, data networking, video and music entertainment services, and business telephone.

Sale of Advertising

In 2008, sales of advertising represented approximately 5% of our total revenues.  We receive revenues from the sale of local advertising on satellite-delivered networks such as MTV®, CNN® and ESPN®.  In any particular market, we generally insert local advertising on up to 40 channels.  We also provide cross-channel advertising to some programmers.

From time to time, certain of our vendors, including programmers and equipment vendors, have purchased advertising from us.  For the years ending December 31, 2008, 2007 and 2006, we had advertising revenues from vendors of approximately $39 million, $15 million, and $17 million, respectively.  These revenues resulted from purchases at market rates pursuant to binding agreements.

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

We offer reduced-price service for promotional periods in order to attract new customers and to promote the bundling of two or more services.  There is no assurance that these customers will remain as customers when the promotional pricing period expires.  When customers bundle services, generally the prices are lower per service than if they had only purchased a single service.

Our Network Technology

Our network utilizes the hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable.  In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes passed served by that node.  On average, our system design enables typically up to 400 homes passed to be served by a single node and provides for six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services.  We believe that this hybrid network design provides high capacity and signal quality.  The design also provides two-way signal capacity for the addition of future services.

HFC architecture benefits include:

•	bandwidth capacity to enable traditional and two-way video and broadband services;
•	dedicated bandwidth for two-way services, which avoids return signal interference problems that can occur with two-way communication capability; and
•	signal quality and high service reliability.

The following table sets forth the technological capacity of our systems as of December 31, 2008 based on a percentage of homes passed:

Less than 550		750	860/870	Two-way
megahertz	550 megahertz	megahertz	megahertz	activated

5%	5%	44%	46%	95%

Approximately 95% of our homes passed are served by systems that have bandwidth of 550 megahertz or greater.  This bandwidth capacity enables us to offer digital television, high-speed Internet services, telephone service and other advanced services.

Through system upgrades and divestitures of non-strategic systems, we have reduced the number of headends that serve our customers from 1,138 at January 1, 2001 to 300 at December 31, 2008.  Headends are the control centers of a cable system.  Reducing the number of headends reduces related equipment, service personnel, and maintenance expenditures.  As of December 31, 2008, approximately 91% of our customers were served by headends serving at least 10,000 customers.

As of December 31, 2008, our cable systems consisted of approximately 201,000 aerial and underground miles of coaxial cable, and approximately 58,000 aerial and underground miles of fiber optic cable, passing approximately 11.9 million households and serving approximately 5.5 million customers.

Management of Our Systems

Our corporate office, which includes employees of Charter, is responsible for coordinating and overseeing overall operations including establishing company-wide policies and procedures.  The corporate office performs certain financial and administrative functions on a centralized basis and performs these services on a cost reimbursement basis pursuant to a management services agreement.  In 2008, our field operations were managed within three divisions.  Each division had a divisional president and was supported by operational, financial, legal, customer care, marketing and engineering functions.  Effective 2009, our field operations are now managed within two operating groups.  In addition, we formed shared service centers for our field sales and marketing function, our human resource and training function, finance, and certain areas of customer operations.

Customer Care

Our customer care centers are managed centrally, with the deployment and execution of end-to-end care strategies and initiatives conducted on a company-wide basis.  We have eight internal customer care locations plus several third-party call center locations that through technology and procedures function as an integrated system.  We provide service to our customers 24 hours a day, seven days a week.  We also utilize our website to enable our customers to view and pay their bills online, obtain useful information, and perform various equipment troubleshooting procedures.  Our customers may also obtain support through our on-line chat and e-mail functionality.

Sales and Marketing

Our marketing strategy emphasizes our bundled services through targeted marketing programs to existing and potential customers.  Marketing expenditures increased by $32 million, or 14%, over the year ended December 31, 2007 to $268 million for the year ended December 31, 2008.  Our marketing organization creates and executes marketing programs intended to increase customer relationships, retain existing customers and cross-sell additional products to current customers.  We monitor the effectiveness of our marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, to increase our responsiveness to our customers.

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

Costs

Programming is usually made available to us for a license fee, which is generally paid based on the number of customers to whom we make such programming available.  Such license fees may include “volume” discounts available for higher numbers of customers, as well as discounts for channel placement or service penetration.  Some channels are available without cost to us for a limited period of time, after which we pay for the programming.  For home shopping channels, we receive a percentage of the revenue attributable to our customers’ purchases, as well as, in some instances, incentives for channel placement.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living type increases.  We expect them to continue to increase, and at a higher rate than in 2008, due to a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers and additional programming, including high-definition and OnDemand programming, being provided to customers.  In particular, sports programming costs have increased significantly over the past several years.  In addition, contracts to purchase sports programming sometimes provide for optional additional programming to be available on a surcharge basis during the term of the contract.

Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime.  When a station opts for the retransmission-consent regime, we are not allowed to carry the station’s signal without the station’s permission.  Continuing demands by owners of broadcast stations for carriage of other services or cash payments to those broadcasters in exchange for retransmission consent will likely increase our programming costs or require us to cease carriage of popular programming, potentially leading to a loss of customers in affected markets.

Over the past several years, our video service rates have not fully offset increasing programming costs, and with the impact of increasing competition and other marketplace factors, we do not expect them to do so in the foreseeable future.  In addition, our inability to fully pass these programming cost increases on to our video customers has had and is expected in the future to have an adverse impact on our cash flow and operating margins associated with the video product. In order to mitigate reductions of our operating margins due to rapidly increasing programming costs, we continue to review our pricing and programming packaging strategies, and we plan to continue to migrate certain program services from our basic level of service to our digital tiers.  As we migrate our programming to our digital tier packages, certain programming that was previously available to all of our customers via an analog signal may only be part of an elective digital tier package offered to our customers for an additional fee.  As a result, we expect that the customer base upon which we pay programming fees will proportionately decrease, and the overall expense for providing that service will also decrease.  However, reductions in the size of certain programming customer bases may result in the loss of specific volume discount benefits.

We have programming contracts that have expired and others that will expire at or before the end of 2009.  We will seek to renegotiate the terms of these agreements.  There can be no assurance that these agreements will be renewed on favorable or comparable terms.  To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we have been, and may in the future be, forced to remove such programming channels from our line-up, which may result in a loss of customers.

Franchises

As of December 31, 2008, our systems operated pursuant to a total of approximately 3,200 franchises, permits, and similar authorizations issued by local and state governmental authorities.  Such governmental authorities often must approve a transfer to another party.  Most franchises are subject to termination proceedings in the event of a material breach.  In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law.  We are entitled to and generally do pass this fee through to the customer.

Prior to the scheduled expiration of most franchises, we generally initiate renewal proceedings with the granting authorities.  This process usually takes three years but can take a longer period of time.  The Communications Act of 1934, as amended (the “Communications Act”), which is the primary federal statute regulating interstate communications, provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals.  In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as building out certain of the franchise areas, customer service requirements, and supporting and carrying public access channels.  Historically we have been able to renew our franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise.  Our failure to obtain renewals of our franchises, especially those in the major metropolitan areas where we have the most customers, could have a material adverse effect on our consolidated financial condition, results of operations, or our liquidity, including our ability to comply with our debt covenants.  Approximately 10% of our franchises, covering approximately 11% of our video customers were expired at December 31, 2008.  On January 1, 2009, a number of these expired franchises converted to statewide authorization and were no longer considered expired.  Approximately 4% of additional franchises, covering approximately 4% of additional video customers will expire on or before December 31, 2009, if not renewed prior to expiration.  We expect to renew or continue to operate under all or substantially all of these franchises.

Proposals to streamline cable franchising recently have been adopted at both the federal and state levels.  These franchise reforms are primarily intended to facilitate entry by new competitors, particularly telephone companies, but they often include substantive relief for incumbent cable operators, like us, as well.  In many states, the local franchising process under which we have historically operated has been replaced by a streamlined state certification process.  See “— Regulation and Legislation — Video Services — Franchise Matters.”

Competition

We face competition in the areas of price, service offerings, and service reliability.  We compete with other providers of video, high-speed Internet access, telephone services, and other sources of home entertainment.  We operate in a very competitive business environment, which can adversely affect the result of our business and operations.  We cannot predict the impact on us of broadband services offered by our competitors.

In terms of competition for customers, we view ourselves as a member of the broadband communications industry, which encompasses multi-channel video for television and related broadband services, such as high-speed Internet, telephone, and other interactive video services.  In the broadband industry, our principal competitor for video services throughout our territory is direct broadcast satellite (“DBS”) and our principal competitor for high-speed Internet services is DSL provided by telephone companies.  Our principal competitors for telephone services are established telephone companies, other telephone service providers, and other carriers, including VoIP providers.  Based on telephone companies’ entry into video service and the upgrades of their networks, they will become increasingly more significant competitors for both high-speed Internet and video customers.  We do not consider other cable operators to be significant competitors in our overall market, as overbuilds are infrequent and geographically spotty (although in any particular market, a cable operator overbuilder would likely be a significant competitor at the local level).

Our key competitors include:

DBS

Direct broadcast satellite is a significant competitor to cable systems.  The DBS industry has grown rapidly over the last several years, and now serves more than 31 million subscribers nationwide.  DBS service allows the subscriber to receive video services directly via satellite using a dish antenna.

Video compression technology and high powered satellites allow DBS providers to offer more than 250 digital channels from a single satellite, thereby surpassing the traditional analog cable system.  In 2008, major DBS competitors offered a greater variety of channel packages, and were especially competitive with promotional pricing for more basic services.  In addition, while we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation, and multiple units.  DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues and property tax, leads to greater efficiencies and lower costs in the lower tiers of service.  Also, DBS providers are offering more high definition programming, including local high definition programming.  However, we believe that cable-delivered OnDemand and Subscription OnDemand services, which include HD programming, are superior to DBS service, because cable headends can provide two-way communication to deliver many titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control.  However, joint marketing arrangements between DBS providers and telecommunications carriers allow similar bundling of services in certain areas.  DBS providers have also made attempts at deployment of high-speed Internet access services via satellite, but those services have been technically constrained and of limited appeal.

Telephone Companies and Utilities

Our telephone service competes directly with established telephone companies and other carriers, including Internet-based VoIP providers, for voice service customers.  Because we offer voice services, we are subject to considerable competition from telephone companies and other telecommunications providers.  The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, strong brand name recognition, and long-standing relationships with regulatory authorities and customers.  Moreover, mergers, joint ventures and alliances among our competitors have resulted in providers capable of offering cable television, Internet, and telephone services in direct competition with us.  For example, major local exchange carriers have entered into joint marketing arrangements with DBS providers to offer bundled packages combining telephone (including wireless), high-speed Internet, and video services.

Most telephone companies, which already have plant, an existing customer base, and other operational functions in place (such as billing and service personnel), offer DSL service.  DSL service allows Internet access to subscribers at data transmission speeds greater than those available over conventional telephone lines.  We believe DSL service is competitive with high-speed Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer.  However, DSL providers may currently be in a better position to offer data services to businesses since their networks tend to be more complete in commercial areas.  They may also have the ability to bundle telephone with Internet services for a higher percentage of their customers.  We expect DSL to remain a significant competitor to our high-speed Internet services, particularly as telephone companies bundle DSL with telephone and video service.  In addition, the continuing deployment of fiber optics into telephone companies’ networks (primarily by Verizon Communications, Inc. (“Verizon”)) will enable them to provide even higher bandwidth Internet services.

Telephone companies, including AT&T Inc. (“AT&T”) and Verizon, can offer video and other services in competition with us, and we expect they will increasingly do so in the future.  Upgraded portions of AT&T’s and Verizon’s networks carry two-way video and data services.  In the case of Verizon, high-speed data services (DSL and fiber optic service (“FiOS”)) operate at speeds as high as or higher than ours and provide digital voice services similar to ours.  In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies.  Based on internal estimates, we believe that AT&T and Verizon are offering video services in areas serving approximately 14% to 17% of our estimated homes passed as of December 31, 2008.  AT&T and Verizon have also launched campaigns to capture more of the multiple dwelling unit (“MDU”) market.  Additional upgrades and product launches are expected in markets in which we operate.

In addition to telephone companies obtaining franchises or alternative authorizations in some areas and seeking them in others, they have been successful through various means in reducing or streamlining the franchising requirements applicable to them.  They have had significant success at the federal and state level, securing an FCC ruling and numerous state franchise laws that facilitate their entry into the video marketplace.  Because telephone companies have been successful in avoiding or reducing the franchise and other regulatory requirements that remain applicable to cable operators like us, their competitive posture has often been enhanced.  The large scale entry of major telephone companies as direct competitors in the video marketplace could adversely affect the profitability and valuation of our cable systems.

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

Traditional Overbuilds

Cable systems are operated under non-exclusive franchises historically granted by local authorities.  More than one cable system may legally be built in the same area.  It is possible that a franchising authority might grant a second franchise to another cable operator and that such franchise might contain terms and conditions more favorable than those afforded us.  In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system’s cable system, may be able to avoid local franchising requirements.  Well-financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, may over time become competitors.  There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services.  There also has been interest in traditional cable overbuilds by private companies not affiliated with established local exchange carriers.  Constructing a competing cable system is a capital intensive process which involves a high degree of risk.  We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes and businesses in the overbuilt area with equal or better service quality, on a more cost-effective basis than we can.  Any such overbuild operation would require access to capital or access to facilities already in place that are capable of delivering cable television programming.

As of December 31, 2008, excluding telephone companies, we are aware of traditional overbuild situations impacting approximately 8% to 9% of our total homes passed and potential traditional overbuild situations in areas servicing approximately an additional 1% of our total homes passed.  Additional overbuild situations may occur.

Private Cable

Additional competition is posed by satellite master antenna television systems, or SMATV systems, serving MDUs, such as condominiums, apartment complexes, and private residential communities.  Private cable systems can offer improved reception of local television stations, and many of the same satellite-delivered program services that are offered by cable systems.  SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities.  The FCC recently adopted regulations that favor SMATV and private cable operators serving MDU complexes, allowing them to continue to secure exclusive contracts with MDU owners.  The FCC regulations have been appealed, and the FCC is currently considering whether to restrict their ability to enter into exclusive arrangements, but this sort of regulatory disparity, if it withstands judicial review, provides a competitive advantage to certain of our current and potential competitors.

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

Regulation and Legislation

The following summary addresses the key regulatory and legislative developments affecting the cable industry and our three primary services: video service, high-speed Internet service, and telephone service.  Cable system operations are extensively regulated by the federal government (primarily the FCC), certain state governments, and many local governments.  A failure to comply with these regulations could subject us to substantial penalties.  Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings.  Congress and the FCC have frequently revisited the subject of communications regulation often designed to increase competition to the cable industry, and they are likely to do so in the future.  We could be materially disadvantaged in the future if we are subject to new regulations that do not equally impact our key competitors.  We cannot provide assurance that the already extensive regulation of our business will not be expanded in the future.

Video Service

Cable Rate Regulation.  The cable industry has operated under a federal rate regulation regime for more than a decade.  The regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service,” and associated equipment.  All other cable offerings are now universally exempt from rate regulation.  Although basic service rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation.  The majority of our local franchising authorities have never been certified to regulate basic service cable rates (and order rate reductions and refunds), but they generally retain the right to do so (subject to potential regulatory limitations under state franchising laws), except in those specific communities facing “effective competition,” as defined under federal law.  We have already secured FCC recognition of effective competition, and become rate deregulated, in many of our communities.

There have been frequent calls to impose expanded rate regulation on the cable industry.  Confronted with rapidly increasing cable programming costs, it is possible that Congress may adopt new constraints on the retail pricing or packaging of cable programming.  For example, there has been legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an à la carte basis, or to at least offer a separately available child-friendly “family tier.”  Such mandates could adversely affect our operations.

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

Must Carry/Retransmission Consent.  There are two alternative legal methods for carriage of local broadcast television stations on cable systems.  Federal “must carry” regulations require cable systems to carry local broadcast television stations upon the request of the local broadcaster.  Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions.  Broadcast stations must elect “must carry” or “retransmission consent” every three years, with the election date of October 1, 2008, for the current period of 2009 through 2011.  Either option has a potentially adverse effect on our business by utilizing bandwidth capacity.  In addition, popular stations invoking “retransmission consent” have been increasingly demanding cash compensation in their negotiations with cable operators.

In September 2007, the FCC adopted an order increasing the cable industry’s existing must-carry obligations by requiring cable operators to offer “must carry” broadcast signals in both analog and digital format (dual carriage) for a three year period after the broadcast television industry will complete its ongoing transition from an analog to digital format, which is presently scheduled to occur on June 12, 2009.  The burden could increase further if cable systems were ever required to carry multiple program streams included within a single digital broadcast transmission (multicast carriage), which the recent FCC order did not address.  Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that appeal to our customers and generate revenues.  We may need to take additional operational steps and/or make further operating and capital investments to ensure that customers not otherwise equipped to receive digital programming, retain access to broadcast programming.

Access Channels.  Local franchise agreements often require cable operators to set aside certain channels for public, educational, and governmental access programming.  Federal law also requires cable systems to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties, who generally offer programming that our customers do not particularly desire.  The FCC adopted new rules in 2007 mandating a significant reduction in the rates that operators can charge commercial leased access users and imposing additional administrative requirements that would be burdensome on the cable industry.  The effect of the FCC’s new rules was stayed by a federal court, pending a cable industry appeal and a finding that the new rules did not comply with the requirements of the Office of Management and Budget.  Under federal statute, commercial leased access programmers are entitled to use up to 15% of a cable system’s capacity.  Increased activity in this area could further burden the channel capacity of our cable systems, and potentially limit the amount of services we are able to offer and may necessitate further investments to expand our network capacity.

Access to Programming.  The Communications Act and the FCC’s “program access” rules generally prevent satellite cable programming vendors in which a cable operator has an attributable interest and satellite broadcast programming vendors from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such vendors to offer exclusive programming arrangements to cable operators.  Given the heightened competition and media consolidation that we face, it is possible that we will find it increasingly difficult to gain access to popular programming at favorable terms.  Such difficulty could adversely impact our business.

Ownership Restrictions.  Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises.  Through a series of legislative, regulatory, and judicial actions, most of these restrictions have been either eliminated or substantially relaxed.  In December 2007, the FCC reimposed a cable ownership cap, so that no single operator can serve more than 30% of domestic multichannel video subscribers, which could limit the ability of potential acquirers from acquiring our company or our systems.  This same numerical cap was previously invalidated by the courts, and the new cap is currently being challenged.  We cannot provide any assurance that the current ownership limitations will be invalidated.

The FCC is now engaged in a proceeding to determine whether cable’s overall subscriber penetration levels merit additional regulations.  Changes in this regulatory area could alter the business environment in which we operate.

Pole Attachments.  The Communications Act requires most utilities owning utility poles to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation.  The Communications Act specifies that significantly higher rates apply if the cable plant is providing “telecommunications” services than only video services.  Although the FCC previously determined that the lower rate was applicable to the mixed use of a pole attachment for the provision of both video and Internet access services (a determination upheld by the U.S. Supreme Court), the FCC issued a Notice of Proposed Rulemaking (“NPRM”) on November 20, 2007, in which it “tentatively concludes” that such mixed use determination would likely be set aside.  Under this NPRM, the FCC is seeking comment on its proposal to apply a single rate for all pole attachments over which a cable operator provides Internet access and other services, that allocates to the cable operators the additional cost associated with the “unusable space” of the pole. Such rate change could likely result in a substantial increase in our pole attachment costs.

Cable Equipment.  In 1996, Congress enacted a statute seeking to promote the “competitive availability of navigational devices” by allowing cable subscribers to use set-top boxes obtained from third parties, including third-party retailers.  The FCC has undertaken several steps to implement this statute designed to promote competition in the delivery of cable equipment and compatibility with new digital technology.  The FCC expressly ruled that cable customers must be allowed to purchase set-top boxes from third parties, and it established a multi-year phase-in during which security functions (which allow a cable operator to control who may access their services and would remain in the operator's exclusive control) would be unbundled from the basic channel navigation converter functions, which could then be provided by third party vendors.  The first phase of implementation has already passed, whereby cable operators began providing “CableCard” security modules and support to customer-owned televisions and similar devices equipped to receive one-way analog and digital video services without the need for an operator-provided set-top box.  Effective July 1, 2007, cable operators were prohibited from acquiring for deployment integrated set-top boxes that perform both channel navigation and security functions.

The FCC has been considering regulatory proposals for “plug-and-play” retail devices that could access two-way cable services.  Some of the proposals, if adopted, would impose substantial costs on us and impair our ability to innovate.  In April 2008, we joined a multi-party contract among major consumer electronics and information technology companies and the largest six cable operators in the United States, to agree on how technology we use to support our current generation set-top boxes will be deployed in cable networks and in retail navigation devices to enable retail devices to access two-way cable services without impairing our ability to innovate.  This voluntary agreement may preclude the need for additional FCC regulation in this area but there can be no assurance the FCC will not regulate this area notwithstanding this agreement.

MDUs / Inside Wiring.  The FCC has adopted a series of regulations designed to spur competition to established cable operators in MDU complexes.  These regulations allow our competitors to access certain existing cable wiring inside MDUs.  The FCC also adopted regulations limiting the ability of established cable operators, like us, to enter into exclusive service contracts for MDU complexes.  Significantly, it has not yet imposed a similar restriction on private cable operators and SMATV systems serving MDU properties but the FCC is currently considering extending the prohibition to such competitors.  In their current form, the FCC’s regulations in this area favor our competitors.

Privacy Regulation.  The Communications Act limits our ability to collect and disclose subscribers’ personally identifiable information for our video, telephone, and high-speed Internet services, as well as provides requirements to safeguard such information.  We are subject to additional federal, state, and local laws and regulations that impose additional subscriber and employee privacy restrictions.  Further, the FCC, FTC, and many states now regulate and restrict the telemarketing practices of cable operators, including telemarketing and online marketing efforts.

Other FCC Regulatory Matters.  FCC regulations cover a variety of additional areas, including, among other things: (1) equal employment opportunity obligations; (2) customer service standards; (3) technical service standards; (4) mandatory blackouts of certain network, syndicated and sports programming; (5) restrictions on political advertising; (6) restrictions on advertising in children's programming; (7) restrictions on origination cablecasting; (8) restrictions on carriage of lottery programming; (9) sponsorship identification obligations; (10) closed captioning of video programming; (11) licensing of systems and facilities; (12) maintenance of public files; and (13) emergency alert systems.  Each of these regulations restricts our business practices to varying degrees.

It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and we cannot predict at this time how that might impact our business.

Copyright.  Cable systems are subject to a federal copyright compulsory license covering carriage of television and radio broadcast signals.  The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative and administrative review and could adversely affect our ability to obtain desired broadcast programming.  There is uncertainty regarding certain applications of the compulsory copyright license, including the royalty treatment of distant broadcast signals that are not available to all cable system subscribers served by a single headend.  The Copyright Office is currently conducting an inquiry to consider a variety of issues affecting cable’s compulsory copyright license, including how the compulsory copyright license should apply to newly-offered digital broadcast signals.  Current uncertainty regarding the compulsory copyright license could lead to legislative proposals, new administrative rules, or judicial decisions that would significantly increase our compulsory copyright payments for the carriage of broadcast signals.

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

Franchise Matters.  Cable systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to utilize and cross public rights-of-way.  Although some recently enacted state franchising laws grant indefinite franchises, cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions.  The specific terms and conditions of cable franchises vary significantly between jurisdictions.  Each franchise generally contains provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, customer service standards, and changes in the ownership of the franchisee.  A number of states subject cable systems to the jurisdiction of centralized state government agencies, such as public utility commissions.  Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators.  For example, federal law caps local franchise fees and includes renewal procedures designed to protect incumbent franchisees from arbitrary denials of renewal.  Even if a franchise is renewed, however, the local franchising authority may seek to impose new and more onerous requirements as a condition of renewal.  Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system, the local franchising authority may attempt to impose more burdensome requirements as a condition for providing its consent.

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

At the same time, a substantial number of states recently have adopted new franchising laws.  Again, these new laws were principally designed to streamline entry for new competitors, and they often provide advantages for these new entrants that are not immediately available to existing cable operators.  In many instances, the new franchising regime does not apply to established cable operators until the existing franchise expires or a competitor directly enters the franchise territory.  In a number of instances, however, incumbent cable operators have the ability to immediately “opt into” the new franchising regime, which can provide significant regulatory relief.  The exact nature of these state franchising laws, and their varying application to new and existing video providers, will impact our franchising obligations and our competitive position.

Internet Service

Over the past several years, proposals have been advanced at the FCC and Congress to adopt “net neutrality” rules that would require cable operators offering Internet service to provide non-discriminatory access of customers to their networks and could interfere with the ability of cable operators to manage their networks.  The FCC issued a non-binding policy statement in 2005 establishing four basic principles to guide its ongoing policymaking activities regarding broadband-related Internet services.  Those principles state that consumers are entitled to access the lawful Internet content of their choice, consumers are entitled to run applications and services of their choice, subject to the needs of law enforcement, consumers are entitled to connect their choice of legal devices that do not harm the network, and consumers are entitled to competition among network providers, application and service providers and content providers.  The FCC continues to study the network management practices of broadband providers, and it took action against one such provider in August 2008, based on the FCC’s belief that the provider’s network management practices were inconsistent with these principles.  That FCC action is currently being appealed.  It is unclear what, if any, additional regulations the FCC might impose on our Internet service, and what, if any, impact such regulations might have on our business.  In addition, legislative proposals have been introduced in Congress to mandate how providers manage their networks and the broadband provisions of the newly enacted American Recovery and Reinvestment Act incorporate the FCC’s 2005 principles.

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

Telephone Service

The 1996 Telecom Act created a more favorable regulatory environment for us to provide telecommunications services than had previously existed.  In particular, it limited the regulatory role of local franchising authorities and established requirements ensuring that providers of traditional telecommunications services can interconnect with other telephone companies to provide competitive services.  Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, our primary telecommunications competitors.  The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified and whether any of those requirements should be extended to VoIP providers.  The FCC has already determined that providers of telephone services using Internet Protocol technology must comply with 911 emergency service opportunities (“E911”), requirements for accommodating law enforcement wiretaps (CALEA), Universal Service fund collection, Customer Proprietary Network Information requirements, and telephone relay requirements.  It is unclear whether and how the FCC will apply additional types of common carrier regulations, such as inter-carrier compensation to alternative voice technology.  In March 2007, a federal appeals court affirmed the FCC’s decision concerning federal regulation of certain VoIP services, but declined to specifically find that VoIP service provided by cable companies, such as we provide, should be regulated only at the federal level.  As a result, some states have begun proceedings to subject cable VoIP services to state level regulation.  Also, the FCC and Congress continue to consider to what extent, VoIP service will have interconnection rights with telephone companies.  It is unclear how these regulatory matters ultimately will be resolved.

Employees

As of December 31, 2008, we had approximately 16,600 full-time equivalent employees.  At December 31, 2008, approximately 80 of our employees were represented by collective bargaining agreements.  We have never experienced a work stoppage.

Item 1A.     Risk Factors.

Risks Relating to Bankruptcy

As mentioned above, we and our subsidiaries plan to file voluntary petitions under Chapter 11 of the United States Bankruptcy Code on or before April 1, 2009, in order to implement what we refer to herein as our agreement in principle with certain of our bondholders.  A Chapter 11 filing involves many risks including, but not limited to the following.

Our operations will be subject to the risks and uncertainties of bankruptcy.

For the duration of the bankruptcy, our operations will be subject to the risks and uncertainties associated with bankruptcy which include, among other things:

•
The actions and decisions of our creditors and other third parties with interests in our bankruptcy, including official and unofficial committees of creditors and equity holders, which may be inconsistent with our plans;

•
objections to or limitations on our ability to obtain Bankruptcy Court approval with respect to motions in the bankruptcy that we may seek from time to time or potentially adverse decisions by the Bankruptcy Court with respect to such motions;

•	objections to or limitations on our ability to avoid or reject contracts or leases that are burdensome or uneconomical;

•	our ability to obtain customers and obtain and maintain normal terms with regulators, franchise authorities, vendors and service providers; and

•	our ability to maintain contracts and leases that are critical to our operations.

These risks and uncertainties could negatively affect our business and operations in various ways. For example, negative events or publicity associated with our bankruptcy filings and events during the bankruptcy could adversely affect our relationships with franchise authorities, customers, vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the bankruptcy is protracted. Also, transactions by Charter will generally be subject to the prior approval of the applicable Bankruptcy Court, which may limit our ability to respond on a timely basis to certain events or take advantage of certain opportunities.

Because of the risks and uncertainties associated with our bankruptcy, the ultimate impact the events that occur during these cases will have on our business, financial condition and results of operations cannot be accurately predicted or quantified at this time.

The bankruptcy may adversely affect our operations going forward. Our seeking bankruptcy protection may adversely affect our ability to negotiate favorable terms from suppliers, landlords, contract or trading counterparties and others and to attract and retain customers and counterparties. The failure to obtain such favorable terms and to attract and retain customers, as well as other contract or trading counterparties could adversely affect our financial performance.  In addition, we expect to incur substantial professional and other fees related to our restructuring.

We will remain subject to potential claims made after the date that we file for bankruptcy and other claims that are not discharged in the bankruptcy, which could have a material adverse effect on our results of operations and financial condition.

We are currently subject to claims in various legal proceedings, and may become subject to other legal proceedings in the future. Although such claims are generally stayed while the bankruptcy proceeding is pending, we may not be successful in ultimately discharging or satisfying such claims.  The ultimate outcome of each of these matters, including our ability to have these matters satisfied and discharged in the bankruptcy proceeding, cannot presently be determined, nor can the liability that may potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result, these matters may potentially be material to our business or to our financial condition and results of operations.

Transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our federal income tax net operating loss carryforwards in the future.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $8.7 billion as of December 31, 2008. Our ability to deduct net operating loss carryforwards will be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our bankruptcy and would be reduced by the amount of any cancellation of debt income resulting from the Proposed Restructuring that is allocable to Charter.  See “—For tax purposes, it is anticipated that we will experience a deemed ownership change upon emergence from Chapter 11 bankruptcy, resulting in a material limitation on our future ability to use a substantial amount of our existing net operating loss carryforwards.”

Our successful reorganization will depend on our ability to motivate key employees and successfully implement new strategies.

Our success is largely dependent on the skills, experience and efforts of our people. In particular, the successful implementation of our business plan and our ability to successfully consummate a plan of reorganization will be highly dependent upon our management. Our ability to attract, motivate and retain key employees is restricted by provisions of the Bankruptcy Code, which limit or prevent our ability to implement a retention program or take other measures intended to motivate key employees to remain with the Company during the pendency of the bankruptcy. In addition, we must obtain Bankruptcy Court approval of employment contracts and other employee compensation programs.  The loss of the services of such individuals or other key personnel could have a material adverse effect upon the implementation of our business plan, including our restructuring program, and on our ability to successfully reorganize and emerge from bankruptcy.

The prices of our debt and equity securities are volatile and, in connection with our reorganization, holders of our securities may receive no payment, or payment that is less than the face value or purchase price of such securities.

The market price for our common stock has been volatile and it is expected that our common stock will be cancelled for no value under the agreement in principle we have reached with a group of our bondholders.  Prices for our debt securities are also volatile and prices for such securities have generally been substantially below par.  We can make no assurance that the price of our securities will not fluctuate or decrease substantially in the future.  See “—Our shares of Class A common stock will likely be delisted from trading on the NASDAQ Global Select Market following a Chapter 11 bankruptcy filing” for discussion of the risk of a NASDAQ delisting of Charter’s securities in connection with a filing.

Accordingly, trading in our securities is highly speculative and poses substantial risks to purchasers of such securities, as holders may not be able to resell such securities or, in connection with our reorganization, may receive no payment, or a payment or other consideration that is less than the par value or the purchase price of such securities.

Our emergence from bankruptcy is not assured, including on what terms we emerge.

While we expect the terms of our emergence from bankruptcy will reflect our agreement in principle, there is no assurance that we will be able to implement the agreement in principle with certain of the Company’s bondholders, which is subject to numerous closing conditions.   For example, because the Proposed Restructuring is contingent on reinstatement of the credit facilities and certain notes of Charter Operating and CCO Holdings, failure to reinstate such debt would require us to revise the Proposed Restructuring. Moreover, if reinstatement does not occur and current capital market conditions persist, we may not be able to secure adequate new financing and the cost of new financing would likely be materially higher.  In addition, as set forth above, a Chapter 11 proceeding is subject to numerous factors which could interfere with our ability to effectuate the agreement in principle.

Risks Related to Significant Indebtedness of Us and Our Subsidiaries

We and our subsidiaries have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

We and our subsidiaries have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future.  As of December 31, 2008, our total debt was approximately $21.7 billion, our shareholders' deficit was approximately $10.5 billion and the deficiency of earnings to cover fixed charges for the year ended December 31, 2008 was $2.6 billion.

Because of our significant indebtedness and adverse changes in the capital markets, our ability to raise additional capital at reasonable rates, or at all, is uncertain, and the ability of our subsidiaries to make distributions or payments to their parent companies is subject to availability of funds and restrictions under our subsidiaries' applicable debt instruments and under applicable law.  As a result of our significant indebtedness, we have entered into restructuring agreements with holders of certain of our subsidiaries’ senior notes, pursuant to which we expect to implement the Proposed Restructuring through a Chapter 11 bankruptcy proceeding to be initiated on or before April 1, 2009.  As a result of the Proposed Restructuring or other similar recapitalization or other transaction, our shareholders will suffer significant dilution, including potential loss of the entire value of their investment, and certain of our noteholders will not receive principal and interest payments to which they are contractually entitled.

Our significant amount of debt could have other important consequences.  For example, the debt will or could:

•
require us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, reducing our funds available for working capital, capital expenditures, and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries, and the economy at large;
•	place us at a disadvantage compared to our competitors that have proportionately less debt;
•	make us vulnerable to interest rate increases, because net of hedging transactions approximately 20% of our borrowings are, and will continue to be, subject to variable rates of interest;
•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;
•	adversely affect our relationship with customers and suppliers;
•	limit our ability to borrow additional funds in the future, or to access financing at the necessary level of the capital structure, due to applicable financial and restrictive covenants in our debt;
•	make it more difficult for us to obtain financing given the current volatility and disruption in the capital and credit markets and the deterioration of general economic conditions;
•
make it more difficult for us to satisfy our obligations to the holders of our notes and for our subsidiaries to satisfy their obligations to the lenders under their credit facilities and to their noteholders; and

•	limit future increases in the value, or cause a decline in the value of our equity, which could limit our ability to raise additional capital by issuing equity.

A default by one of our subsidiaries under its debt obligations could result in the acceleration of those obligations, which in turn could trigger cross-defaults under other agreements governing our long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities, the holders of the Charter Operating senior second-lien notes, the secured lenders under the CCO Holdings credit facility, and the holders of the CCH I notes could foreclose on the collateral, which includes equity interests in certain of our subsidiaries, and exercise other rights of secured creditors.  Any default under our debt could adversely affect our growth, our financial condition, our results of operations, the value of our equity and our ability to make payments on our debt.  See “—Risks Relating to Bankruptcy.”  We and our subsidiaries may incur significant additional debt in the future.  If current debt amounts increase, the related risks that we now face will intensify.

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

The breach of any covenants or obligations in the foregoing indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness.  In addition, the secured lenders under the Charter Operating credit facilities, the holders of the Charter Operating senior second-lien notes, the secured lenders under the CCO Holdings credit facility, and the holders of the CCH I notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors.  Any default under those credit facilities or the indentures governing our convertible notes or our subsidiaries' debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our convertible senior notes, our credit facilities, and other debt of our subsidiaries, and could force us to seek the protection of the bankruptcy laws.  See “Part I. Item 1.  Business – Recent Developments – Charter Operating Credit Facility” and “Risks Relating to Bankruptcy.”

We depend on generating (and having available to the applicable obligor) sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations.  The lenders under our revolving credit facility have refused us access to funds under the Charter Operating revolving credit facilities.  Our access to additional financing may be limited, which could adversely affect our financial condition and our ability to conduct our business.

Although we have drawn down all but $27 million of the amounts available under our revolving credit facility, our subsidiaries have historically relied on access to credit facilities to fund operations, capital expenditures, and to service parent company debt.  Our total potential borrowing availability under our revolving credit facility was approximately $27 million as of December 31, 2008.  A recent draw request by us to borrow the remaining amount under our revolving credit facility was not funded by the lenders with the exception of one lender who funded approximately $0.4 million.  We believe the lenders will continue to refuse funding under our revolving credit facility.  See “Part I. Item 1.  Business – Recent Developments – Charter Operating Credit Facility” and “Risks Relating to Bankruptcy.”  As a result, we will be dependent on our cash on hand and cash flows from operating activities to fund our debt obligations, capital expenditures and ongoing operations.

Our ability to service our debt and to fund our planned capital expenditures and ongoing operations will depend on both our ability to generate and grow cash flow and our access (by dividend or otherwise) to additional liquidity sources.  Our ability to generate and grow cash flow is dependent on many factors, including:

•	the impact of competition from other distributors, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers;
•	difficulties in growing and operating our telephone services, while adequately meeting customer expectations for the reliability of voice services;
•	our ability to adequately meet demand for installations and customer service;
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

Some of these factors are beyond our control.  It is also difficult to assess the impact that the general economic downturn and recent turmoil in the credit markets will have on future operations and financial results.  However, the general economic downturn has resulted in reduced spending by customers and advertisers, which may have impacted our revenues and our cash flows from operating activities from those that otherwise would have been generated.  If we are unable to generate sufficient cash flow or we are unable to access additional liquidity sources, we may not be able to service and repay our debt, operate our business, respond to competitive challenges, or fund our other liquidity and capital needs.  It is uncertain whether we will be able, under applicable law, to make distributions or otherwise move cash to the relevant entities for payment of interest and principal.  See “Part II. Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Limitations on Distributions” and “–Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.”

Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries' debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.

Our primary assets are our equity interests in our subsidiaries.  Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions, or otherwise.  Our subsidiaries' ability to make distributions to us or the applicable debt issuers to service debt obligations is subject to their compliance with the terms of their credit facilities and indentures, and restrictions under applicable law.  See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Limitations on Distributions” and “— Summary of Restrictive Covenants of Our High Yield Notes – Restrictions on Distributions.”  Under the Delaware Limited Liability Company Act, our subsidiaries may only make distributions if they have “surplus” as defined in the act.  Under fraudulent transfer laws, our subsidiaries may not pay dividends if they are insolvent or are rendered insolvent thereby.  The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred.  Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

It is uncertain whether we will have, at the relevant times, sufficient surplus at the relevant subsidiaries to make distributions, including for payments of interest and principal on the debts of the parents of such entities, and there can otherwise be no assurance that our subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness.  Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating and CCO Holdings credit facilities.  Several of our subsidiaries are also obligors and guarantors under senior high yield notes.  Our convertible senior notes are structurally subordinated in right of payment to all of the debt and other liabilities of our subsidiaries.  As of December 31, 2008, our total debt was approximately $21.7 billion, of which approximately $21.3 billion was structurally senior to our convertible senior notes.

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

We may not have the ability to raise the funds necessary to fulfill our obligations under our and our subsidiaries' notes and credit facilities following a change of control.  Under the indentures governing our and our subsidiaries' notes, upon the occurrence of specified change of control events, we are required to offer to repurchase all of these notes.  However, Charter and our subsidiaries may not have sufficient access to funds at the time of the change of control event to make the required repurchase of these notes, and our subsidiaries are limited in their ability to make distributions or other payments to fund any required repurchase.  In addition, a change of control under our credit facilities would result in a default under those credit facilities.  Because such credit facilities and our subsidiaries' notes are obligations of our subsidiaries, the credit facilities and our subsidiaries' notes would have to be repaid by our subsidiaries before their assets could be available to us to repurchase our convertible senior notes.  Our failure to make or complete a change of control offer would place us in default under our convertible senior notes.  The failure of our subsidiaries to make a change of control offer or repay the amounts accelerated under their notes and credit facilities would place them in default.

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

Our principal competitors for video services throughout our territory are DBS providers.  The two largest DBS providers are DirecTV and Echostar.  Competition from DBS, including intensive marketing efforts with aggressive pricing, exclusive programming and increased high definition broadcasting has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years.  DBS companies have also recently announced plans and technical actions to expand their activities in the MDU market.  The cable industry, including us, has lost a significant number of video customers to DBS competition, and we face serious challenges in this area in the future.

Telephone companies, including two major telephone companies, AT&T and Verizon, and utility companies can offer video and other services in competition with us, and we expect they will increasingly do so in the future.  Upgraded portions of these networks carry two-way video and data services (DSL and FiOS) and digital voice services that are similar to ours.  In the case of Verizon, high-speed data services (FiOS) operate at speeds as high as or higher than ours.  These services are offered at prices similar to those for comparable Charter services.  Based on our internal estimates, we believe that AT&T and Verizon are offering these services in areas serving approximately 14% to 17% of our estimated homes passed as of December 31, 2008.  AT&T and Verizon have also launched campaigns to capture more of the MDU market.  Additional upgrades and product launches are expected in markets in which we operate. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL.  DSL service is competitive with high-speed Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer.  In addition, in many of our markets, these companies have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates.  These service bundles substantially resemble our bundles.  Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies and other carriers.

The existence of more than one cable system operating in the same territory is referred to as an overbuild.  Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition.  Based on internal estimates and excluding telephone companies, as of December 31, 2008, we are aware of traditional overbuild situations impacting approximately 8% to 9% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 1% of our estimated homes passed.  Additional overbuild situations may occur in other systems.

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

We cannot assure you that the services we provide will allow us to compete effectively.  Additionally, as we expand our offerings to include other telecommunications services, and to introduce new and enhanced services, we will be subject to competition from other providers of the services we offer.  Competition may reduce our expected growth of future cash flows.  We cannot predict the extent to which competition may affect our business and results of operations.

If our required capital expenditures exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

During the year ended December 31, 2008, we spent approximately $1.2 billion on capital expenditures.  During 2009, we expect capital expenditures to be approximately $1.2 billion.  The actual amount of our capital expenditures depends on the level of growth in high-speed Internet and telephone customers, and in the delivery of other advanced broadband services such as additional high-definition channels, faster high-speed Internet services, DVRs and other customer premise equipment, as well as the cost of introducing any new services.  We may need additional capital if there is accelerated growth in high-speed Internet customers, telephone customers or increased need to respond to competitive pressures by expanding the delivery of other advanced services.  If we cannot provide for such capital spending from increases in our cash flow from operating activities, additional borrowings, proceeds from asset sales or other sources, our growth, competitiveness, financial condition, and results of operations could suffer materially.

We may not have the ability to reduce the high growth rates of, or pass on to our customers, our increasing programming costs, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item.  In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming.  We expect programming costs to continue to increase, and at a higher rate than in 2008, because of a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers and additional programming, including high definition and OnDemand programming, being provided to customers.  The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins associated with the video product.  We have programming contracts that have expired and others that will expire at or before the end of 2009.  There can be no assurance that these agreements will be renewed on favorable or comparable terms.  To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

Increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent are likely to further increase our programming costs.  Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime.  When a station opts for the latter, cable operators are not allowed to carry the station’s signal without the station’s permission.  In some cases, we carry stations under short-term arrangements while we attempt to negotiate new long-term retransmission agreements.  If negotiations with these programmers prove unsuccessful, they could require us to cease carrying their signals, possibly for an indefinite period.  Any loss of stations could make our video service less attractive to customers, which could result in less subscription and advertising revenue.  In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest.  Carriage of these other services may increase our programming expenses and diminish the amount of capacity we have available to introduce new services, which could have an adverse effect on our business and financial results.

We face risks inherent in our telephone business.

We may encounter unforeseen difficulties as we increase the scale of our telephone service offerings.  First, we face heightened customer expectations for the reliability of telephone services as compared with our video and high-speed data services.  We have undertaken significant training of customer service representatives and technicians, and we will continue to need a highly trained workforce.  If the service is not sufficiently reliable or we otherwise fail to meet customer expectations, our telephone business could be adversely affected. Second, the competitive landscape for telephone services is intense; we face competition from providers of Internet telephone services, as well as incumbent telephone companies.  Further, we face increasing competition for residential telephone services as more consumers in the United States are replacing traditional telephone service with wireless service.  All of this may limit our ability to grow our telephone service.  Third, we depend on interconnection and related services provided by certain third parties.  As a result, our ability to implement changes as the service grows may be limited.  Finally, we expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, we are unable to predict the effect that ongoing or future developments in these areas might have on our telephone business and operations.

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

We depend on third party service providers, suppliers and licensors; thus, if we are unable to procure the necessary services, equipment, software or licenses on reasonable terms and on a timely basis, our ability to offer services could be impaired, and our growth, operations, business, financial results and financial condition could be materially adversely affected.

We depend on third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of our services.  We obtain these materials from a limited number of vendors, some of which do not have a long operating history or which may not be able to continue to supply the equipment and services we desire.  Some of our hardware, software and operational support vendors, and service providers represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity.  If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment or services we need in a timely manner and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers.  These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition.  A limited number of vendors of key technologies can lead to less product innovation and higher costs.  For these reasons, we generally endeavor to establish alternative vendors for materials we consider critical, but may not be able to establish these relationships or be able to obtain required materials on favorable terms.

In that regard, we currently purchase set-top boxes from a limited number of vendors, because each of our cable systems use one or two proprietary conditional access security schemes, which allows us to regulate subscriber access to some services, such as premium channels.  We believe that the proprietary nature of these conditional access schemes makes other manufacturers reluctant to produce set-top boxes.  Future innovation in set-top boxes may be restricted until these issues are resolved.  In addition, we believe that the general lack of compatibility among set-top box operating systems has slowed the industry’s development and deployment of digital set-top box applications.  In addition, in 2009, we plan to convert from two billing service providers to one.  We will be dependent on these vendors for a properly executed conversion and for the ongoing timely and appropriate service from the single remaining vendor.

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

For tax purposes, it is anticipated that we will experience a deemed ownership change upon emergence from Chapter 11 bankruptcy, resulting in a material limitation on our future ability to use a substantial amount of our existing net operating loss carryforwards.

As of December 31, 2008, we have approximately $8.7 billion of federal tax net operating losses, resulting in a gross deferred tax asset of approximately $3.1 billion, expiring in the years 2009 through 2028.  In addition, we also have state tax net operating losses, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $325 million, generally expiring in years 2009 through 2028.  Due to uncertainties in projected future taxable income and our anticipated bankruptcy filing, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for deferred benefits available to offset certain deferred tax liabilities.  Currently, such tax net operating losses can accumulate and be used to offset most of our future taxable income.  However, an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant annual limitations on the use of such net operating losses to offset future taxable income we may generate.  Most notably, our anticipated bankruptcy filing will generate an ownership change upon emergence from Chapter 11 and our net operating loss carryforwards will be reduced by the amount of any cancellation of debt income resulting from the Proposed Restructuring that is allocable to Charter.  A limitation on our ability to use our net operating losses, in conjunction with the net operating loss expiration provisions, could reduce our ability to use a significant portion of our net operating losses to offset any future taxable income.  See Note 14 and Note 22 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Our shares of Class A common stock will likely be delisted from trading on the NASDAQ Global Select Market following a Chapter 11 bankruptcy filing.

NASDAQ rules provide that securities of a company that trades on NASDAQ may be delisted in the event that such company seeks bankruptcy protection.  In response to a Chapter 11 bankruptcy filing by us discussed previously, NASDAQ would likely issue a delisting letter immediately following such a filing.  If NASDAQ issued such a letter, Charter's common stock would soon thereafter be delisted and there would be a very limited market or no market at all, in which its securities would be traded.

Risks Related to Mr. Allen's Controlling Position

The failure by Paul G. Allen, our chairman and controlling stockholder, to maintain a minimum voting interest in us could trigger a change of control default under our subsidiary's credit facilities.

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

As of December 31, 2008, Mr. Allen owned approximately 91% of the voting power of our capital stock, entitling him to elect all but one of Charter’s board members.  In addition, Mr. Allen has the voting power to elect the remaining board member as well.  Mr. Allen thus has the ability to control fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of all of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets.

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

Mr. Allen's control over our management and affairs could create conflicts of interest if he is faced with decisions that could have different implications for him, us and the other holders of Charter’s Class A common stock.  For example, if Mr. Allen were to elect to exchange his Charter Holdco membership units for Charter’s Class B common stock pursuant to our existing exchange agreement with him, such a transaction would result in an ownership change for income tax purposes, as discussed above.  See “—Transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our federal income tax net operating loss carryforwards in the future.”  Further, Mr. Allen could effectively cause us to enter into contracts with another entity in which he owns an interest, or to decline a transaction into which he (or another entity in which he owns an interest) ultimately enters.

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

Our certificate of incorporation and Charter Holdco's limited liability company agreement provide that Charter, Charter Holdco and our subsidiaries, cannot engage in any business activity outside the cable transmission business except for specified businesses.  This will be the case unless Mr. Allen consents to our engaging in the business activity.  The cable transmission business means the business of transmitting video, audio (including telephone services), and data over cable television systems owned, operated, or managed by us from time to time.  These provisions may limit our ability to take advantage of attractive business opportunities.

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

Charter Holdco's limited liability company agreement provided that through the end of 2003, net tax losses (such net tax losses being determined under the federal income tax rules for determining capital accounts) of Charter Holdco that would otherwise have been allocated to us based generally on our percentage ownership of outstanding common membership units of Charter Holdco, would instead be allocated to the membership units held by Vulcan Cable and CII.  The purpose of these special tax allocation provisions was to allow Mr. Allen to take advantage, for tax purposes, of the losses generated by Charter Holdco during such period.  In some situations, these special tax allocation provisions could result in our having to pay taxes in an amount that is more or less than if Charter Holdco had allocated net tax losses to its members based generally on the percentage of outstanding common membership units owned by such members.  For further discussion on the details of the tax allocation provisions see “Part II.  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes.”

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

Regulation of the cable industry has increased cable operators' operational and administrative expenses and limited their revenues.  Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;
•	rules and regulations relating to subscriber and employee privacy;
•	limited rate regulation;
•	rules governing the copyright royalties that must be paid for retransmitting broadcast signals;
•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain consent to carry a broadcast station;
•	requirements governing the provision of channel capacity to unaffiliated commercial leased access programmers;
•	rules limiting our ability to enter into exclusive agreements with multiple dwelling unit complexes and control our inside wiring;
•	rules, regulations, and regulatory policies relating to provision of voice communications and high-speed Internet service;
•	rules for franchise renewals and transfers; and
•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards, and customer service requirements.

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals.  There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize.  Certain states and localities are considering new cable and telecommunications taxes that could increase operating expenses.

Our cable system franchises are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect our business.

Our cable systems generally operate pursuant to franchises, permits, and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way.  Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance.  In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations.  Franchises are generally granted for fixed terms and must be periodically renewed.  Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate.  Franchise authorities often demand concessions or other commitments as a condition to renewal.  In some instances, local franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a franchise while negotiating renewal terms with the local franchising authorities.  Approximately 10% of our franchises, covering approximately 11% of our video customers, were expired as of December 31, 2008.  On January 1, 2009, a number of these expired franchises converted to statewide authorization and were no longer considered expired.  Approximately 4% of additional franchises, covering approximately an additional 4% of our video customers, will expire on or before December 31, 2009, if not renewed prior to expiration.

The traditional cable franchising regime is currently undergoing significant change as a result of various federal and state actions.  Some of the new state franchising laws do not allow us to immediately opt into statewide franchising until (i) we have completed the term of the local franchise, in good standing, (ii) a competitor has entered the market, or (iii) in limited instances, where the local franchise allows the state franchise license to apply.  In many cases, state franchising laws, and their varying application to us and new video providers, will result in less franchise imposed requirements for our competitors who are new entrants than for us until we are able to opt into the applicable state franchise.

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

There has been legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an á la carte basis, or to at least offer a separately available child-friendly “family tier.”  It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect our operations.

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

Increasing regulation of our Internet service product adversely affect our ability to provide new products and services.

There has been continued advocacy by certain Internet content providers and consumer groups for new federal laws or regulations to adopt so-called “net neutrality” principles limiting the ability of broadband network owners (like us) to manage and control their own networks.  In August 2005, the FCC issued a nonbinding policy statement identifying four principles to guide its policymaking regarding high-speed Internet and related services.  These principles provide that consumers are entitled to:  (i) access lawful Internet content of their choice; (ii) run applications and services of their choice, subject to the needs of law enforcement; (iii) connect their choice of legal devices that do not harm the network; and (iv) enjoy competition among network providers, application and service providers, and content providers.  In August 2008, the FCC issued an order concerning one Internet network management practice in use by another cable operator, effectively treating the four principles as rules and ordering a change in network management practices.  Although that decision is on appeal, additional proposals for new legislation, and for more expansive conditions associated with the broadband provisions of the new American Recovery and Reinvestment Act, could impose additional obligations on high-speed Internet providers.  Any such rules or statutes could limit our ability to manage our cable systems (including use for other services), obtain value for use of our cable systems and respond to competitive competitions.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage.  We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals; local public, educational and government access (“PEG”) programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system).  The FCC adopted a transition plan in 2007 addressing the cable industry’s broadcast carriage obligations once the broadcast industry migration from analog to digital transmission is completed, which is expected to occur in June 2009.  Under the FCC’s transition plan, most cable systems will be required to offer both an analog and digital version of local broadcast signals for three years after the digital transition date.  This burden could increase further if we are required to carry multiple programming streams included within a single digital broadcast transmission (multicast carriage) or if our broadcast carriage obligations are otherwise expanded.  The FCC also adopted new commercial leased access rules which dramatically reduce the rate we can charge for leasing this capacity and dramatically increase our associated administrative burdens.  These regulatory changes could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that would maximize our revenue potential.  It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer voice communications services over our broadband network and continue to develop and deploy VoIP services.  The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation.  The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses.  We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us.  The FCC has extended certain traditional telecommunications requirements, such as E911, Universal Service fund collection, CALEA, Customer Proprietary Network Information and telephone relay requirements to many VoIP providers such as us.  Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers.  If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

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

Our subsidiaries generally lease space for business offices throughout our operating divisions. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located.  Charter Holdco owns the land and building for our principal executive office.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce.  See “Item 1. Business – Our Network Technology.”  We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3.  Legal Proceedings.

Patent Litigation

Ronald A. Katz Technology Licensing, L.P. v. Charter Communications, Inc. et. al.  On September 5, 2006, Ronald A. Katz Technology Licensing, L.P. served a lawsuit on Charter and a group of other companies in the U. S. District Court for the District of Delaware alleging that Charter and the other defendants have infringed its interactive telephone patents.  Charter denied the allegations raised in the complaint.  On March 20, 2007, the Judicial Panel on Multi-District Litigation transferred this case, along with 24 others, to the U.S. District Court for the Central District of California for coordinated and consolidated pretrial proceedings.  Charter is vigorously contesting this matter.

Rembrandt Patent Litigation.  On June 1, 2006, Rembrandt Technologies, LP sued Charter and several other cable companies in the U.S. District Court for the Eastern District of Texas, alleging that each defendant's high-speed data service infringes three patents owned by Rembrandt and that Charter's receipt and retransmission of ATSC digital terrestrial broadcast signals infringes a fourth patent owned by Rembrandt (Rembrandt I).  On November 30, 2006, Rembrandt Technologies, LP again filed suit against Charter and another cable company in the U.S. District Court for the Eastern District of Texas, alleging patent infringement of an additional five patents allegedly related to high-speed Internet over cable (Rembrandt II).  Charter has denied all of Rembrandt’s allegations. On June 18, 2007, the Rembrandt I and Rembrandt II cases were combined in a multi-district litigation proceeding in the U.S. District Court for the District of Delaware. On November 21, 2007, certain vendors of the equipment that is the subject of Rembrandt I and Rembrandt II cases filed an action against Rembrandt in U.S. District Court for the district of Delaware seeking a declaration of non-infringement and invalidity on all but one of the patents at issue in those cases.  On January 16, 2008 Rembrandt filed an answer in that case and a third party counterclaim against Charter and the other MSOs for infringement of all but one of the patents already at issue in Rembrandt I and Rembrandt II cases.  On February 7, 2008, Charter filed an answer to Rembrandt’s counterclaims and added a counter-counterclaim against Rembrandt for a declaration of non-infringement on the remaining patent.  Charter is vigorously contesting the Rembrandt I and Rembrandt II cases.

Verizon Patent Litigation. On February 5, 2008, four Verizon entities sued Charter and two other Charter subsidiaries in the U.S. District Court for the Eastern District of Texas, alleging that the provision of telephone service by Charter infringes eight patents owned by the Verizon entities (Verizon I).  A trial is scheduled for February 2010.  On December 31, 2008, forty-four Charter entities filed a complaint in the U.S. District Court for the Eastern District of Virginia alleging that Verizon and two of its subsidiaries infringe four patents related to television transmission technology  (Verizon II).  On February 6, 2009, Verizon responded to the complaint by denying Charter’s allegations, asserting counterclaims for non-infringement and invalidity of Charter’s patents and asserting counterclaims against Charter for infringement of eight patents.  On January 15, 2009, Charter filed a complaint in the U.S. District Court for the Southern District of New York seeking a declaration of non-infringement on two patents owned by Verizon (Verizon III).  Charter is vigorously contesting the allegations made against it in Verizon I and Verizon II, and is forcefully prosecuting its claims in Verizon II and Verizon III.

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

Employment Litigation

Sjoblom v. Charter Communications, LLC and Charter Communications, Inc.  On August 15, 2007, a class action complaint was filed against Charter in the United States District Court for the Western District of Wisconsin, on behalf of both nationwide and state of Wisconsin classes of certain categories of current and former Charter technicians, alleging that Charter violated the Fair Labor Standards Act and Wisconsin wage and hour laws by failing to pay technicians for certain hours claimed to have been worked.  While we believe we have substantial factual and legal defenses to the claims at issue, in order to avoid the cost and distraction of continuing to litigate the case, we reached a settlement with the plaintiffs, which received final approval from the court on January 26, 2009.  We have been subjected, in the normal course of business, to the assertion of other similar claims and could be subjected to additional such claims.  We cannot predict the ultimate outcome of any such claims.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

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

Class A Common Stock

	High	Low
2007
First quarter	$3.52	$2.75
Second quarter	4.16	2.70
Third quarter	4.80	2.41
Fourth quarter	2.94	1.14
2008
First quarter	$1.28	$0.78
Second quarter	1.59	0.89
Third quarter	1.17	0.73
Fourth quarter	0.69	0.08

(B)	Holders

As of December 31, 2008, there were 4,500 holders of record of Charter’s Class A common stock and one holder of Charter’s Class B common stock.

(C)	Dividends

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

(D)	Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2008 with respect to equity compensation plans:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	for Future Issuance
	Options, Warrants	Outstanding Options,	Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	22,043,636 (1)	$3.82	8,786,240
Equity compensation plans not approved by security holders	289,268 (2)	$3.91	--

TOTAL	22,332,904	$3.82	8,786,240

(1)
This total does not include 12,008,625 shares issued pursuant to restricted stock grants made under our 2001 Stock Incentive Plan, which were or are subject to vesting based on continued employment, or 33,036,871 performance shares issued under our LTIP plan, which are subject to vesting based on continued employment and Charter’s achievement of certain performance criteria.

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

The graph below shows the cumulative total return on Charter’s Class A common stock for the period from December 31, 2003 through December 31, 2008, in comparison to the cumulative total return on Standard & Poor’s 500 Index and a peer group consisting of the national cable operators that are most comparable to us in terms of size and nature of operations. The Company’s old peer group consists of Cablevision Systems Corporation, Comcast Corporation, Insight Communications, Inc. (through third quarter 2005) and Mediacom Communications Corp., and the new peer group consists of the same companies plus Time Warner Cable, Inc. beginning in 2007.  The results shown assume that $100 was invested on December 31, 2003 and that all dividends were reinvested. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of Charter’s Class A common stock.

This Performance Graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(F)	Recent Sales of Unregistered Securities

During 2008, there were no unregistered sales of securities of the registrant other than those previously reported on a Form 10-Q or Form 8-K.

Item 6.  Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions, except share data):

	Charter Communications, Inc.
	Year Ended December 31, (a)
	2008	2007	2006	2005	2004

Statement of Operations Data:
Revenues	$6,479	$6,002	$5,504	$5,033	$4,760
Operating income (loss) from continuing operations	$(614)	$548	$367	$304	$(1,942)
Interest expense, net	$(1,903)	$(1,851)	$(1,877)	$(1,818)	$(1,669)
Loss from continuing operations before income taxes and cumulative effect of accounting change	$(2,554)	$(1,407)	$(1,399)	$(891)	$(3,575)
Net loss applicable to common stock	$(2,451)	$(1,616)	$(1,370)	$(970)	$(4,345)
Basic and diluted loss from continuing operations before cumulative effect of accounting change per common share	$(6.56)	$(4.39)	$(4.78)	$(3.24)	$(11.47)
Basic and diluted loss per common share	$(6.56)	$(4.39)	$(4.13)	$(3.13)	$(14.47)
Weighted-average shares outstanding, basic and diluted	373,464,920	368,240,608	331,941,788	310,209,047	300,341,877

Balance Sheet Data (end of period):
Investment in cable properties	$12,371	$14,045	$14,440	$15,666	$16,167
Total assets	$13,882	$14,666	$15,100	$16,431	$17,673
Total debt	$21,666	$19,908	$19,062	$19,388	$19,464
Note payable – related party	$75	$65	$57	$49	$--
Minority interest (b)	$203	$199	$192	$188	$648
Preferred stock — redeemable	$--	$5	$4	$4	$55
Shareholders’ deficit	$(10,506)	$(7,892)	$(6,219)	$(4,920)	$(4,406)

(a)
In 2006, we sold certain cable television systems in West Virginia and Virginia to Cebridge Connections, Inc.  We determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations.  Accordingly, the results of operations for the West Virginia and Virginia cable systems have been presented as discontinued operations, net of tax, for the year ended December 31, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

(b)
Minority interest represents preferred membership interests in our indirect subsidiary, CC VIII, and the pro rata share of the profits and losses of CC VIII. This preferred membership interest arises from approximately $630 million of preferred membership units issued by CC VIII in connection with an acquisition in February 2000.  Our 70% interest in the 24,273,943 Class A preferred membership units (collectively, the "CC VIII interest") is held by CCH I.  See Notes 11 and 23 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.” Reported losses allocated to minority interest on the statement of operations are limited to the extent of any remaining minority interest on the balance sheet related to Charter Holdco.  Because minority interest in Charter Holdco was substantially eliminated at December 31, 2003, beginning in 2004, Charter began to absorb substantially all losses before income taxes that otherwise would have been allocated to minority interest.  On January 1, 2009, Charter will adopt Statement of Financial Accounting Standards (“SFAS”) 160 which requires losses to be allocated to non-controlling (minority) interests even when such amounts are deficits.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Part I. Item 1. Business – Recent Developments” which describes the Proposed Restructuring and “Part I. Item 1A. Risk Factors” especially the risk factors “—Risks Relating to Bankruptcy” and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of Charter Communications, Inc. and subsidiaries as of and for the years ended December 31, 2008, 2007, and 2006.

Overview

Charter is a broadband communications company operating in the United States with approximately 5.5 million customers at December 31, 2008.  We offer our customers traditional cable video programming (basic and digital, which we refer to as "video" service), high-speed Internet access, and telephone services, as well as advanced broadband services (such as OnDemand, high definition television service and DVR).  See "Part I. Item 1. Business — Products and Services" for further description of these services, including "customers."

Approximately 86% of our revenues for each of the years ended December 31, 2008 and 2007 are attributable to monthly subscription fees charged to customers for our video, high-speed Internet, telephone, and commercial services provided by our cable systems.  Generally, these customer subscriptions may be discontinued by the customer at any time.  The remaining 14% of revenue for fiscal years 2008 and 2007 is derived primarily from advertising revenues, franchise fee revenues (which are collected by us but then paid to local franchising authorities), pay-per-view and OnDemand programming (where users are charged a fee for individual programs viewed), installation or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services.

The cable industry's and our most significant competitive challenges stem from DBS providers and DSL service providers.  Telephone companies either offer, or are making upgrades of their networks that will allow them to offer, services that provide features and functions similar to our video, high-speed Internet, and telephone services, and they also offer them in bundles similar to ours.  See "Part I. Item 1. Business — Competition.''  We believe that competition from DBS and telephone companies has resulted in net video customer losses.  In addition, we face increasingly limited opportunities to upgrade our video customer base now that approximately 62% of our video customers subscribe to our digital video service.  These factors have contributed to decreased growth rates for digital video customers.  Similarly, competition from high-speed Internet providers along with increasing penetration of high-speed Internet service in homes with computers has resulted in decreased growth rates for high-speed Internet customers.  In the recent past, we have grown revenues by offsetting video customer losses with price increases and sales of incremental services such as high-speed Internet, OnDemand, DVR, high definition television, and telephone.  We expect to continue to grow revenues through price increases and high-speed Internet upgrades, increases in the number of our customers who purchase bundled services including high-speed Internet and telephone, and through sales of incremental services including wireless networking, high definition television, OnDemand, and DVR services.  In addition, we expect to increase revenues by expanding the sales of our services to our commercial customers.  However, we cannot assure you that we will be able to grow revenues at historical rates, if at all.  Dramatic declines in the housing market over the past year, including falling home prices and increasing foreclosures, together with significant increases in unemployment, have severely affected consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.  The general economic downturn also may affect advertising sales, as companies seek to reduce expenditures and conserve cash. Any of these events may adversely affect our cash flow, results of operations and financial condition.

Our expenses primarily consist of operating costs, selling, general and administrative expenses, depreciation and amortization expense, impairment of franchise intangibles and interest expense.  Operating costs primarily include programming costs, the cost of our workforce, cable service related expenses, advertising sales costs and franchise fees.  Selling, general and administrative expenses primarily include salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense, and property taxes.  We control our costs of operations by maintaining strict controls on expenses.  More specifically, we are focused on managing our cost structure by improving workforce productivity, and leveraging our scale, and increasing the effectiveness of our purchasing activities.

For the year ended December 31, 2008, our operating loss from continuing operations was $614 million and for the years ended December 31, 2007 and 2006, income from continuing operations was $548 million and $367 million, respectively.  We had a negative operating margin (defined as operating loss from continuing operations divided by revenues) of 9% for the year ended December 31, 2008 and positive operating margins (defined as operating income from continuing operations divided by revenues) of 9% and 7% for the years ended December 31, 2007 and 2006, respectively.  For the year ended December 31, 2008, the operating loss from continuing operations and negative operating margin is principally due to impairment of franchises incurred during the fourth quarter.  The improvement in operating income from continuing operations in 2007 as compared to 2006 and positive operating margin for the years ended December 31, 2007 and 2006 is principally due to increased sales of our bundled services and improved cost efficiencies.

We have a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high amounts of debt, depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties, and the impairment of our franchise intangibles.

Beginning in 2004 and continuing through 2008, we sold several cable systems to divest geographically non-strategic assets and allow for more efficient operations, while also reducing debt and increasing our liquidity.  In 2006, 2007, and 2008, we closed the sale of certain cable systems representing a total of approximately 390,300, 85,100, and 14,100 video customers, respectively.  As a result of these sales we have improved our geographic footprint by reducing our number of headends, increasing the number of customers per headend, and reducing the number of states in which the majority of our customers reside.  We also made certain geographically strategic acquisitions in 2006 and 2007, adding 17,600 and 25,500 video customers, respectively.

In 2006, we determined that the West Virginia and Virginia cable systems, which were part of the system sales disclosed above, comprised operations and cash flows that for financial reporting purposes met the criteria for discontinued operations.  Accordingly, the results of operations for the West Virginia and Virginia cable systems (including a gain on sale of approximately $200 million recorded in the third quarter of 2006), have been presented as discontinued operations, net of tax, for the year ended December 31, 2006.  Tax expense of $18 million associated with this gain on sale was recorded in the fourth quarter of 2006.

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

In addition, there are other items within our financial statements that require estimates or judgment that are not deemed critical, such as the allowance for doubtful accounts and valuations of our derivative instruments, but changes in estimates or judgment in these other items could also have a material impact on our financial statements.

Capitalization of labor and overhead costs.  The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, rebuilding, and upgrading our cable network.  As of December 31, 2008 and 2007, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $5.0 billion (representing 36% of total assets) and $5.1 billion (representing 35% of total assets), respectively.  Total capital expenditures for the years ended December 31, 2008, 2007, and 2006 were approximately $1.2 billion, $1.2 billion, and $1.1 billion, respectively.

Costs associated with network construction, initial customer installations (including initial installations of new or advanced services), installation refurbishments, and the addition of network equipment necessary to provide new or advanced services, are capitalized.  While our capitalization is based on specific activities, once capitalized, we track these costs by fixed asset category at the cable system level, and not on a specific asset basis.  For assets that are sold or retired, we remove the estimated applicable cost and accumulated depreciation.  Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs.  These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service, and consist of compensation and overhead costs associated with these support functions.  The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred.  As our service offerings mature and our reconnect activity increases, our capitalizable installations will continue to decrease and therefore our service expenses will increase.  Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement, including replacement of certain components, and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

We make judgments regarding the installation and construction activities to be capitalized.  We capitalize direct labor and overhead using standards developed from actual costs and applicable operational data.  We calculate standards annually (or more frequently if circumstances dictate) for items such as the labor rates, overhead rates, and the actual amount of time required to perform a capitalizable activity.  For example, the standard amounts of time required to perform capitalizable activities are based on studies of the time required to perform such activities.  Overhead rates are established based on an analysis of the nature of costs incurred in support of capitalizable activities, and a determination of the portion of costs that is directly attributable to capitalizable activities.  The impact of changes that resulted from these studies were not material in the periods presented.

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

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future.  We monitor the appropriateness of our capitalization policies, and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies.  We capitalized internal direct labor and overhead of $199 million, $194 million, and $204 million, respectively, for the years ended December 31, 2008, 2007, and 2006.

Useful lives of property, plant and equipment.  We evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, based on annual analyses of such useful lives, and revise such lives to the extent warranted by changing facts and circumstances.  Any changes in estimated useful lives as a result of these analyses are reflected prospectively beginning in the period in which the study is completed.  Our analysis completed in the fourth quarter of 2007 indicated changes in the useful lives of certain of our property, plant, and equipment based on technological changes in our plant.  As a result, depreciation expense decreased in 2008 by approximately $81 million.  The impact of such changes to our results in 2007 was not material.  Our analysis of useful lives in 2008 did not indicate a change in useful lives.  The effect of a one-year decrease in the weighted average remaining useful life of our property, plant and equipment would be an increase in depreciation expense for the year ended December 31, 2008 of approximately $356 million.  The effect of a one-year increase in the weighted average remaining useful life of our property, plant and equipment would be a decrease in depreciation expense for the year ended December 31, 2008 of approximately $244 million.

Depreciation expense related to property, plant and equipment totaled $1.3 billion for each of the years ended December 31, 2008, 2007, and 2006, representing approximately 18%, 24%, and 26% of costs and expenses for the years ended December 31, 2008, 2007, and 2006, respectively.  Depreciation is recorded using the straight-line composite method over management’s estimate of the estimated useful lives of the related assets as listed below:

Cable distribution systems………………………………	7-20 years
Customer equipment and installations…………………	3-5 years
Vehicles and equipment…………………………………	1-5 years
Buildings and leasehold improvements……………….	5-15 years
Furniture, fixtures and equipment….…………………..	5 years

Impairment of property, plant and equipment, franchises and goodwill.  As discussed above, the net carrying value of our property, plant and equipment is significant.  We also have recorded a significant amount of cost related to franchises, pursuant to which we are granted the right to operate our cable distribution network throughout our service areas.  The net carrying value of franchises as of December 31, 2008 and 2007 was approximately $7.4 billion (representing 53% of total assets) and $8.9 billion (representing 61% of total assets), respectively.  Furthermore, our noncurrent assets included approximately $68 million and $67 million of goodwill as of December 31, 2008 and 2007, respectively.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that franchise intangible assets that meet specified indefinite-life criteria no longer be amortized against earnings, but instead must be tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances.  In determining whether our franchises have an indefinite-life, we considered the likelihood of franchise renewals, the expected costs of franchise renewals, and the technological state of the associated cable systems, with a view to whether or not we are in compliance with any technology upgrading requirements specified in a franchise agreement.  We have concluded that as of December 31, 2008, 2007, and 2006 substantially all of our franchises qualify for indefinite-life treatment under SFAS No. 142.  Costs associated with franchise renewals are amortized on a straight-line basis over 10 years, which represents management’s best estimate of the average term of the franchises.  Franchise amortization expense was $2 million, $3 million, and $2 million for the years ended December 31, 2008, 2007, and 2006, respectively.  We expect that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, and other relevant factors.

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, requires that we evaluate the recoverability of our property, plant and equipment and amortizing franchise assets upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable.  Such events or changes in circumstances could include such factors as the impairment of our indefinite-life franchises under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions, or a deterioration of current or expected future operating results.  Under SFAS No. 144, a long-lived asset is deemed impaired when the carrying amount of the asset exceeds the projected undiscounted future cash flows associated with the asset.  No impairments of long-lived assets to be held and used were recorded in the years ended December 31, 2008, 2007, and 2006.  However, approximately $56 million and $159 million of impairment on assets held for sale were recorded for the years ended December 31, 2007, and 2006, respectively.

Under both SFAS No. 144 and SFAS No. 142, if an asset is determined to be impaired, it is required to be written down to its estimated fair value as determined in accordance with accounting principles generally accepted in the United States (“GAAP”).  We determine fair value based on estimated discounted future cash flows, using reasonable and appropriate assumptions that are consistent with internal forecasts.  Our assumptions include these and other factors: penetration rates for basic and digital video, high-speed Internet, and telephone; revenue growth rates; and expected operating margins and capital expenditures.  Considerable management judgment is necessary to estimate future cash flows, and such estimates include inherent uncertainties, including those relating to the timing and amount of future cash flows, and the discount rate used in the calculation.  We are also required to evaluate the recoverability of our indefinite-life franchises, as well as goodwill, on an annual basis or more frequently as deemed necessary.

Franchises were aggregated into essentially inseparable asset groups to conduct the valuations.  We have historically assessed that our divisional operations were the appropriate level at which our franchises should be evaluated.  Based on certain organizational changes in 2008, we determined that the appropriate units of accounting for franchises are now the individual market area, which is a level below our geographic divisional groupings previously used.  The organizational change in 2008 consolidated our three divisions to two operating groups and put more management focus on the individual market areas.  These asset groups generally represent geographic clustering of our cable systems into groups by which such systems are managed.  Management believes that as a result of the organizational changes, such groupings represent the highest and best use of those assets.

Franchises, for SFAS No. 142 valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services (service marketing rights).  Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts.  The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated customer churn) and the new services added to those customers in future periods.  The sum of the present value of the franchises’ after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise.

Customer relationships, for SFAS No. 142 valuation purposes, represent the value of the business relationship with our existing customers (less the anticipated customer churn), and are calculated by projecting future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers.  The present value of these after-tax cash flows yields the fair value of the customer relationships.  Substantially all our acquisitions occurred prior to January 1, 2002.  We did not record any value associated with the customer relationship intangibles related to those acquisitions.  For acquisitions subsequent to January 1, 2002, we did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

Our SFAS No. 142 valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships, and our total entity value.  The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.  The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment.

We completed our impairment assessment as of December 31, 2008 upon completion of our 2009 budgeting process. Largely driven by the impact of the current economic downturn along with increased competition, we lowered our projected revenue and expense growth rates, and accordingly revised our estimates of future cash flows as compared to those used in prior valuations.  See “Part 1. Item 1. Business — Competition.”  As a result, we recorded $1.5 billion of impairment for the year ended December 31, 2008.

We recorded $178 million of impairment for the year ended December 31, 2007.  The valuation completed for 2006 showed franchise values in excess of book value, and thus resulted in no impairment.

The valuations used in our impairment assessments involve numerous assumptions as noted above.  While economic conditions, applicable at the time of the valuation, indicate the combination of assumptions utilized in the valuations are reasonable, as market conditions change so will the assumptions, with a resulting impact on the valuation and consequently the potential impairment charge.  In addition, future franchise valuations could be impacted by the risks discussed in “Part 1. Item 1A. Risk Factors – Risks Relating to Bankruptcy.”  At December 31, 2008, a 10% and 5% decline in the estimated fair value of our franchise assets in each of our units of accounting would have increased our impairment charge by approximately $733 million and $363 million, respectively.  A 10% and 5% increase in the estimated fair value of our franchise assets in each of our units of accounting would have reduced our impairment charge by approximately $586 million and $317 million, respectively.

Income Taxes.  All operations are held through Charter Holdco and its direct and indirect subsidiaries.  Charter Holdco and the majority of its subsidiaries are generally limited liability companies that are not subject to income tax.  However, certain of these limited liability companies are subject to state income tax.  In addition, the subsidiaries that are corporations are subject to federal and state income tax.  All of the remaining taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members: Charter, CII, and Vulcan Cable.  Charter is responsible for its share of taxable income or loss of Charter Holdco allocated to it in accordance with the Charter Holdco limited liability company agreement (“LLC Agreement”) and partnership tax rules and regulations.

The LLC Agreement provides for certain special allocations of net tax profits and net tax losses (such net tax profits and net tax losses being determined under the applicable federal income tax rules for determining capital accounts).  Under the LLC Agreement, through the end of 2003, net tax losses of Charter Holdco that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common units were allocated instead to membership units held by Vulcan Cable and CII (the “Special Loss Allocations”) to the extent of their respective capital account balances.  After 2003, under the LLC Agreement, net tax losses of Charter Holdco were allocated to Charter, Vulcan Cable, and CII based generally on their respective percentage ownership of outstanding common units to the extent of their respective capital account balances.  Allocations of net tax losses in excess of the members’ aggregate capital account balances are allocated under the rules governing Regulatory Allocations, as described below. Subject to the Curative Allocation Provisions described below, the LLC Agreement further provides that, beginning at the time Charter Holdco generates net tax profits, the net tax profits that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common membership units, will instead generally be allocated to Vulcan Cable and CII (the “Special Profit Allocations”).  The Special Profit Allocations to Vulcan Cable and CII will generally continue until the cumulative amount of the Special Profit Allocations offsets the cumulative amount of the Special Loss Allocations.  The amount and timing of the Special Profit Allocations are subject to the potential application of, and interaction with, the Curative Allocation Provisions described in the following paragraph.  The LLC Agreement generally provides that any additional net tax profits are to be allocated among the members of Charter Holdco based generally on their respective percentage ownership of Charter Holdco common membership units.

Because the respective capital account balances of each of Vulcan Cable and CII were reduced to zero by December 31, 2002, certain net tax losses of Charter Holdco that were to be allocated for 2002, 2003, 2004 and 2005, to Vulcan Cable and CII, instead have been allocated to Charter (the “Regulatory Allocations”).  As a result of the allocation of net tax losses to Charter in 2005, Charter’s capital account balance was reduced to zero during 2005.  The LLC Agreement provides that once the capital account balances of all members have been reduced to zero, net tax losses are to be allocated to Charter, Vulcan Cable, and CII based generally on their respective percentage ownership of outstanding common units. Such allocations are also considered to be Regulatory Allocations.  The LLC Agreement further provides that, to the extent possible, the effect of the Regulatory Allocations is to be offset over time pursuant to certain curative allocation provisions (the “Curative Allocation Provisions”) so that, after certain offsetting adjustments are made, each member’s capital account balance is equal to the capital account balance such member would have had if the Regulatory Allocations had not been part of the LLC Agreement.  The cumulative amount of the actual tax losses allocated to Charter as a result of the Regulatory Allocations in excess of the amount of tax losses that would have been allocated to Charter had the Regulatory Allocations not been part of the LLC Agreement through the year ended December 31, 2008 is approximately $4.1 billion.

As a result of the Special Loss Allocations and the Regulatory Allocations referred to above (and their interaction with the allocations related to assets contributed to Charter Holdco with differences between book and tax basis), the cumulative amount of losses of Charter Holdco allocated to Vulcan Cable and CII is in excess of the amount that would have been allocated to such entities if the losses of Charter Holdco had been allocated among its members in proportion to their respective percentage ownership of Charter Holdco common membership units.  The cumulative amount of such excess losses was approximately $1.0 billion through December 31, 2008.

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

As of December 31, 2008 and 2007, we have recorded net deferred income tax liabilities of $558 million and $665 million, respectively.  As part of our net liability, on December 31, 2008 and 2007, we had deferred tax assets of $6.0 billion and $5.1 billion, respectively, which primarily relate to financial and tax losses allocated to Charter from Charter Holdco.  We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  Given the uncertainty surrounding our ability to utilize our deferred tax assets, these items have been offset with a corresponding valuation allowance of $5.8 billion and $4.8 billion at December 31, 2008 and 2007, respectively.

No tax years for Charter or Charter Holdco are currently under examination by the Internal Revenue Service.  Tax years ending 2006 and 2007 remain subject to examination.

Litigation. Legal contingencies have a high degree of uncertainty.  When a loss from a contingency becomes estimable and probable, a reserve is established.  The reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised as facts and circumstances change.  A reserve is released when a matter is ultimately brought to closure or the statute of limitations lapses.  We have established reserves for certain matters.  If any of these matters are resolved unfavorably, resulting in payment obligations in excess of management's best estimate of the outcome, such resolution could have a material adverse effect on our consolidated financial condition, results of operations, or our liquidity.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Year Ended December 31,
	2008		2007		2006

Revenues	$6,479	100%	$6,002	100%	$5,504	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,792	43%	2,620	44%	2,438	44%
Selling, general and administrative	1,401	22%	1,289	21%	1,165	21%
Depreciation and amortization	1,310	20%	1,328	22%	1,354	25%
Impairment of franchises	1,521	23%	178	3%	--	--
Asset impairment charges	--	--	56	1%	159	3%
Other operating (income) expenses, net	69	1%	(17)	--	21	--

	7,093	109%	5,454	91%	5,137	93%

Operating income (loss) from continuing operations	(614)	(9%)	548	9%	367	7%

Interest expense, net	(1,903)		(1,851)		(1,877)
Change in value of derivatives	(29)		52		(4)
Gain (loss) on extinguishment of debt	2		(148)		101
Other income (expense), net	(10)		(8)		14

Loss from continuing operations, before income tax expense	(2,554)		(1,407)		(1,399)
Income tax benefit (expense)	103		(209)		(187)

Loss from continuing operations	(2,451)		(1,616)		(1,586)
Income from discontinued operations, net of tax	--		--		216

Net loss	$(2,451)		$(1,616)		$(1,370)

Loss per common share, basic and diluted:
Loss from continuing operations	$(6.56)		$(4.39)		$(4.78)
Net loss	$(6.56)		$(4.39)		$(4.13)

Weighted average common shares outstanding	373,464,920		368,240,608		331,941,788

Revenues.  Average monthly revenue per basic video customer, measured on an annual basis, has increased from $82 in 2006 to $93 in 2007 and $105 in 2008.  Average monthly revenue per video customer represents total annual revenue, divided by twelve, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services, offset by a decrease in basic video customers.  Cable system sales, net of acquisitions, in 2006, 2007, and 2008 reduced the increase in revenues in 2008 as compared to 2007 by approximately $31 million and in 2007 as compared to 2006 by approximately $90 million.  See “Part I. Item 1A – Risk Factors – Risks Relating to Bankruptcy – Our operations will be subject to the risks and uncertainties of bankruptcy.”

Revenues by service offering were as follows (dollars in millions):

	Year Ended December 31,
	2008		2007		2006		2008 over 2007		2007 over 2006
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change	Change	% Change

Video	$3,463	53%	$3,392	56%	$3,349	61%	$71	2%	$43	1%
High-speed Internet	1,356	21%	1,243	21%	1,047	19%	113	9%	196	19%
Telephone	555	9%	345	6%	137	2%	210	61%	208	152%
Commercial	392	6%	341	6%	305	6%	51	15%	36	12%
Advertising sales	308	5%	298	5%	319	6%	10	3%	(21)	(7%)
Other	405	6%	383	6%	347	6%	22	6%	36	10%

	$6,479	100%	$6,002	100%	$5,504	100%	$477	8%	$498	9%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers.  Basic video customers decreased by 174,200 and 213,400 customers in 2008 and 2007, respectively, of which 16,700 in 2008 and 97,100 in 2007 were related to asset sales, net of acquisitions.  Digital video customers increased by 213,000 and 112,000 customers in 2008 and 2007, respectively.  The increase in 2008 and 2007 was reduced by the sale, net of acquisitions, of 7,600 and 38,100 digital customers, respectively.  The increases in video revenues are attributable to the following (dollars in millions):

	2008 compared to 2007	2007 compared to 2006

Incremental video services and rate adjustments	$87	$88
Increase in digital video customers	77	59
Decrease in basic video customers	(72)	(41)
Asset sales, net of acquisitions	(21)	(63)

	$71	$43

High-speed Internet customers grew by 192,700 and 280,300 customers in 2008 and 2007, respectively.  The increase in 2008 and 2007 was reduced by asset sales, net of acquisitions, of 5,600 and 8,800 high-speed Internet customers, respectively.  The increases in high-speed Internet revenues from our residential customers are attributable to the following (dollars in millions):

	2008 compared to 2007	2007 compared to 2006

Increase in high-speed Internet customers	$113	$149
Rate adjustments and service upgrades	3	58
Asset sales, net of acquisitions	(3)	(11)

	$113	$196

Revenues from telephone services increased by $220 million and $209 million in 2008 and 2007, respectively, as a result of an increase of 389,500 and 513,500 telephone customers in 2008 and 2007, respectively, offset by a decrease of $10 million and $1 million in 2008 and 2007, respectively, related to lower average rates.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increased sales of the Charter Business Bundle® primarily to small and medium-sized businesses.  The increases were reduced by approximately $2 million in 2008 and $6 million in 2007 as a result of asset sales.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors.  In 2008, advertising sales revenues increased primarily as a result of increases in political advertising sales and advertising sales to vendors offset by significant decreases in revenues from the automotive and furniture sectors, and a decrease of $2 million related to asset sales.  In 2007, advertising sales revenues decreased primarily as a result of a decrease in national advertising sales, including political advertising, and as a result of decreases in advertising sales revenues from vendors and a decrease of $3 million as a result of system sales.  For the years ended December 31, 2008, 2007, and 2006, we received $39 million, $15 million, and $17 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of franchise fees, regulatory fees, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the years ended December 31, 2008, 2007, and 2006, franchise fees represented approximately 46%, 46%, and 51%, respectively, of total other revenues.  The increase in other revenues in 2008 was primarily the result of increases in franchise and other regulatory fees and wire maintenance fees.  The increase in other revenues in 2007 was primarily the result of increases in regulatory fee revenues, wire maintenance fees, and late payment fees.  The increases were reduced by approximately $3 million in 2008 and $7 million in 2007 as a result of asset sales.

Operating expenses.  The increases in our operating expenses are attributable to the following (dollars in millions):

	2008 compared to 2007	2007 compared to 2006

Programming costs	$90	$106
Labor costs	44	49
Franchise and regulatory fees	23	16
Maintenance costs	19	20
Costs of providing high-speed Internet and telephone services	5	33
Other, net	13	7
Asset sales, net of acquisitions	(22)	(49)

	$172	$182

Programming costs were approximately $1.6 billion, $1.6 billion, and $1.5 billion, representing 59%, 60%, and 61% of total operating expenses for the years ended December 31, 2008, 2007, and 2006, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increases in programming costs are primarily a result of annual contractual rate adjustments, offset in part by asset sales and customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $33 million, $25 million, and $32 million in 2008, 2007, and 2006, respectively.  We expect programming expenses to continue to increase, and at a higher rate than in 2008, due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Labor costs increased primarily due to an increase in employee base salary and benefits.

Selling, general and administrative expenses. The increases in selling, general and administrative expenses are attributable to the following (dollars in millions):

	2008 compared to 2007	2007 compared to 2006

Marketing costs	$32	$60
Customer care costs	23	37
Bad debt and collection costs	17	36
Stock compensation costs	14	5
Employee costs	7	17
Other, net	24	(16)
Asset sales, net of acquisitions	(5)	(15)

	$112	$124

Depreciation and amortization. Depreciation and amortization expense decreased by $18 million and $26 million in 2008 and 2007, respectively.  During 2008 and 2007, the decrease in depreciation was primarily the result of asset sales, certain assets becoming fully depreciated, and an $81 million and $8 million decrease in 2008 and 2007, respectively, due to the impact of changes in the useful lives of certain assets during 2007, offset by depreciation on capital expenditures.

Impairment of franchises. We recorded impairment of $1.5 billion and $178 million for the years ended December 31, 2008 and 2007, respectively.  The impairment recorded in 2008 was largely driven by lower expected revenue growth resulting from the current economic downturn and increased competition.  The impairment recorded in 2007 was largely driven by increased competition. The valuation completed in 2006 showed franchise values in excess of book value, and thus resulted in no impairment.

Asset impairment charges. Asset impairment charges for the years ended December 31, 2007 and 2006 represent the write-down of assets related to cable asset sales to fair value less costs to sell.  See Note 4 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Other operating (income) expenses, net.  The change in other operating (income) expenses, net are attributable to the following (dollars in millions):

	2008 compared to 2007	2007 compared to 2006

Increases (decreases) in losses on sales of assets	$16	$(11)
Increases (decreases) in special charges, net	70	(27)

	$86	$(38)

For more information, see Note 18 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Interest expense, net.  Net interest expense increased by $52 million in 2008 from 2007 and decreased by $26 million in 2007 from 2006.  The increase in net interest expense from 2007 to 2008 was a result of average debt outstanding increasing from $19.6 billion in 2007 to $20.3 billion in 2008, offset by a decrease in our average borrowing rate from 9.2% in 2007 to 8.8% in 2008.  The decrease in net interest expense from 2006 to 2007 was a result of a decrease in our average borrowing rate from 9.5% in 2006 to 9.2% in 2007.  This was offset by an increase in average debt outstanding from $19.4 billion in 2006 to $19.6 billion in 2007.

Change in value of derivatives.  Interest rate swaps are held to manage our interest costs and reduce our exposure to increases in floating interest rates.  We expense the change in fair value of derivatives that do not qualify for hedge accounting and cash flow hedge ineffectiveness on interest rate swap agreements.  Additionally, certain provisions of our 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes and marked to fair value at the end of each reporting period.  Change in value of derivatives consists of the following for the years ended December 31, 2008, 2007, and 2006.

	Year Ended December 31,
	2008	2007	2006

Interest rate swaps	$(62)	$(46)	$6
Embedded derivatives from convertible senior notes	33	98	(10)

	$(29)	$52	$(4)

Gain (loss) on extinguishment of debt. Gain (loss) on extinguishment of debt consists of the following for the years ended December 31, 2008, 2007, and 2006.

	Year Ended December 31,
	2008	2007	2006

Charter Holdings debt notes repurchases / exchanges	$3	$(3)	$108
CCO Holdings notes redemption	--	(19)	--
Charter Operating credit facilities refinancing	--	(13)	(27)
Charter convertible note repurchases / exchanges	3	(113)	20
CCH II tender offer	(4)	--	--

	$2	$(148)	$101

For more information, see Notes 9 and 19 to the accompanying consolidated financial statements contained in “Item 8.  Financial Statements and Supplementary Data.”

Other income (expense), net.  The change in other income (expense), net are attributable to the following (dollars in millions):

	2008 compared to 2007	2007 compared to 2006

Decreases in minority interest	$3	$(3)
Decreases in investment income	(1)	(16)
Other, net	(4)	(3)

	$(2)	$(22)

For more information, see Note 20 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Income tax benefit (expense). Income tax benefit for the year ended December 31, 2008 was realized as a result of the decreases in certain deferred tax liabilities related to our investment in Charter Holdco and certain of our subsidiaries, attributable to the write-down of franchise assets for financial statement purposes and not for tax purposes.  However, the actual tax provision calculations in future periods will be the result of current and future temporary differences, as well as future operating results.  Income tax benefit for the year ended December 31, 2008 included $325 million of deferred tax benefit related to the impairment of franchises.  Income tax expense in 2007 and 2006 was recognized through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our subsidiaries, in addition to current federal and state income tax expense.  Income tax benefit (expense) included $2 million, $15 million, and $23 million of deferred tax benefit related to asset acquisitions and sales occurring in 2008, 2007, and 2006, respectively.

Income from discontinued operations, net of tax.  In 2006, income from discontinued operations, net of tax, was recognized due to a gain of $182 million (net of $18 million of tax recorded in the fourth quarter of 2006) recognized on the sale of the West Virginia and Virginia systems.

Net loss. The impact to net loss in 2008, 2007, and 2006 as a result of asset impairment charges, impairment of franchises, extinguishment of debt, and gain on discontinued operations, net of tax, was to increase net loss by approximately $1.2 billion and $347 million and decrease net loss by approximately $124 million, respectively.

Loss per common share. During 2008 and 2007, net loss per common share increased by $2.17, or 49%, and $0.26, or 6%, respectively, as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Developments – Restructuring

On February 12, 2009, we announced that we had reached an agreement in principle with the Noteholders holding approximately $4.1 billion in aggregate principal amount of notes issued by our subsidiaries, CCH I and CCH II.  Pursuant to the Restructuring Agreements, on or prior to April 1, 2009, we and our subsidiaries expect to file voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code to implement the Proposed Restructuring pursuant to the Plan aimed at improving our capital structure.

The Proposed Restructuring is expected to be funded with cash from operations, the Notes Exchange, the New Debt Commitment, and the Rights Offering for which we have received a Back-Stop Commitment from certain Noteholders.  In addition to the Restructuring Agreements, the Noteholders have entered into Commitment Letters with us, pursuant to which they have agreed to exchange and/or purchase, as applicable, certain securities of Charter, as described in more detail below.

Under the Notes Exchange, existing holders of CCH II Notes will be entitled to exchange their CCH II Notes for New CCH II Notes.  CCH II Notes that are not exchanged in the Notes Exchange will be paid in cash in an amount equal to the outstanding principal amount of such CCH II Notes plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or prepayment penalties and for the avoidance of doubt, any unmatured interest.  The aggregate principal amount of New CCH II Notes to be issued pursuant to the Plan is expected to be approximately $1.5 billion plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or prepayment penalties (collectively, the “Target Amount”), plus an additional $85 million.

Under the Commitment Letters, certain holders of CCH II Notes have committed to exchange, pursuant to the Notes Exchange, an aggregate of approximately $1.2 billion in aggregate principal amount of CCH II Notes, plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or any prepayment penalties.  In the event that the aggregate principal amount of New CCH II Notes to be issued pursuant to the Notes Exchange would exceed the Target Amount, each Noteholder participating in the Notes Exchange will receive a pro rata portion of such Target Amount of New CCH II Notes, based upon the ratio of (i) the aggregate principal amount of CCH II Notes it has tendered into the Notes Exchange to (ii) the total aggregate principal amount of CCH II Notes tendered into the Notes Exchange.  Participants in the Notes Exchange will receive a commitment fee equal to 1.5% of the principal amount plus interest on the CCH II Notes exchanged by such participant in the Notes Exchange.

Under the New Debt Commitment, certain holders of CCH II Notes have committed to purchase an additional amount of New CCH II Notes in an aggregate principal amount of up to $267 million.  Participants in the New Debt Commitment will receive a commitment fee equal to the greater of (i) 3.0% of their respective portion of the New Debt Commitment or (ii) 0.83% of its respective portion of the New Debt Commitment for each month beginning April 1, 2009 during which its New Debt Commitment remains outstanding.

Under the Rights Offering, we will offer to existing holders of CCH I Notes that are accredited investors (as defined in Regulation D promulgated under the Securities Act) or qualified institutional buyers (as defined under Rule 144A of the Securities Act), the Rights to purchase shares of the new Class A Common Stock of Charter, to be issued upon our emergence from bankruptcy, in exchange for a cash payment at a discount to the equity value of Charter upon emergence.  Upon emergence from bankruptcy, Charter’s new Class A Common Stock is not expected to be listed on any public or over-the-counter exchange or quotation system and will be subject to transfer restrictions.  It is expected, however, that we will thereafter apply for listing of Charter’s new Class A Common Stock on the NASDAQ Stock Market as provided in the Term Sheet.  The Rights Offering is expected to generate proceeds of up to approximately $1.6 billion and will be used to pay holders of CCH II Notes that do not participate in the Notes Exchange, repayment of certain amounts relating to the satisfaction of certain swap agreement claims against Charter Operating and for general corporate purposes.

Under the Commitment Letters, the Backstop Parties have agreed to subscribe for their respective pro rata portions of the Rights Offering, and certain of the Backstop Parties have, in addition, agreed to subscribe for a pro rata portion of any Rights that are not purchased by other holders of CCH I Notes in the Rights Offering (the “Excess Backstop”).  Noteholders who have committed to participate in the Excess Backstop will be offered the option to purchase a pro rata portion of additional shares of Charter’s new Class A Common Stock, at the same price at which shares of the new Class A Common Stock will be offered in the Rights Offering, in an amount equal to $400 million less the aggregate dollar amount of shares purchased pursuant to the Excess Backstop.  The Backstop Parties will receive a commitment fee equal to 3% of its respective equity backstop.

The Restructuring Agreements further contemplate that upon consummation of the Plan (i) the notes and bank debt of our subsidiaries, Charter Operating and CCO Holdings will remain outstanding, (ii) holders of notes issued by CCH II will receive New CCH II Notes pursuant to the Notes Exchange and/or cash, (iii) holders of notes issued by CCH I will receive shares of Charter’s new Class A Common Stock, (iv) holders of notes issued by CIH will receive warrants to purchase shares of common stock in Charter, (v) holders of notes of Charter Holdings will receive warrants to purchase shares of Charter’s new Class A Common Stock, (vi) holders of convertible notes issued by Charter will receive cash and preferred stock issued by Charter,  (vii) holders of common stock will not receive any amounts on account of their common stock, which will be cancelled, and (viii) trade creditors will be paid in full.  In addition, as part of the Proposed Restructuring, it is expected that consideration will be paid by holders of CCH I Notes to other entities participating in the financial restructuring.  The recoveries summarized above are more fully described in the Term Sheet.

Pursuant to the Allen Agreement, in settlement of their rights, claims and remedies against Charter and its subsidiaries, and in addition to any amounts received by virtue of their holding any claims of the type set forth above, upon consummation of the Plan, Mr. Allen or his affiliates will be issued a number of shares of the new Class B Common Stock of Charter such that the aggregate voting power of such shares of new Class B Common Stock shall be equal to 35% of the total voting power of all new capital stock of Charter.   Each share of new Class B Common Stock will be convertible, at the option of the holder, into one share of new Class A Common Stock, and will be subject to significant restrictions on transfer.  Certain holders of new Class A Common Stock and new Class B Common Stock will receive certain customary registration rights with respect to their shares.  Upon consummation of the Plan, Mr. Allen or his affiliates will also receive (i) warrants to purchase shares of new Class A common stock of Charter in an aggregate amount equal to 4% of the equity value of reorganized Charter, after giving effect to the Rights Offering, but prior to the issuance of warrants and equity-based awards provided for by the Plan, (ii) $85 million principal amount of New CCH II Notes, (iii) $25 million in cash for amounts owing to CII under a management agreement, (iv) up to $20 million in cash for reimbursement of fees and expenses in connection with the Proposed Restructuring, and (v) an additional $150 million in cash.  The warrants described above shall have an exercise price per share based on a total equity value equal to the sum of the equity value of reorganized Charter, plus the gross proceeds of the Rights Offering, and shall expire seven years after the date of issuance.  In addition, on the effective date of the Plan, CII will retain a 1% equity interest in reorganized Charter Holdco and a right to exchange such interest into new Class A common stock of Charter.

The Restructuring Agreements also contemplate that upon emergence from bankruptcy each holder of 10% or more of the voting power of Charter will have the right to nominate one member of the initial Board for each 10% of voting power; and that at least Charter’s current Chief Executive Officer and Chief Operating Officer will continue in their same positions.  The Restructuring Agreements require Noteholders to cast their votes in favor of the Plan and generally support the Plan and contain certain customary restrictions on the transfer of claims by the Noteholders.

In addition, the Restructuring Agreements contain an agreement by the parties that prior to commencement of the Chapter 11 cases, if performance by us of any term of the Restructuring Agreements would trigger a default under the debt instruments of CCO Holdings and Charter Operating, which debt is to remain outstanding such performance would be deemed unenforceable solely to the extent necessary to avoid such default.

The Restructuring Agreements and Commitment Letters are subject to certain termination events, including, among others:

•	the commitments set forth in the respective Noteholder’s Commitment Letter shall have expired or been terminated;
•
Charter’s board of directors shall have been advised in writing by its outside counsel that continued pursuit of the Plan is inconsistent with its fiduciary duties, and the board of directors determines in good faith that,

(A) a proposal or offer from a third party is reasonably likely to be more favorable to the Company than is proposed under the Term Sheet, taking into account, among other factors, the identity of the third party, the likelihood that any such proposal or offer will be negotiated to finality within a reasonable time, and the potential loss to the company if the proposal or offer were not accepted and consummated, or (B) the Plan is no longer confirmable or feasible;
•
the Plan or any subsequent plan filed by us with the bankruptcy court (or a plan supported or endorsed by us) is not reasonably consistent in all material respects with the terms of the Restructuring Agreements;

•	Charter shall not have filed for Chapter 11 relief with the bankruptcy court on or before April 1, 2009;
•
a disclosure statement order reasonably acceptable to Charter, the holders of a majority of the CCH I Notes held by the Requisite Holders and Mr. Allen has not been entered by the bankruptcy court on or before the 50th day following the bankruptcy petition date;

•	a confirmation order reasonably acceptable to Charter, the Requisite Holders and Mr. Allen is not entered by the bankruptcy court on or before the 130th day following the bankruptcy petition date;
•	any of the Chapter 11 cases of Charter is converted to cases under Chapter 7 of the Bankruptcy Code if as a result of such conversion the Plan is not confirmable;
•	any Chapter 11 cases of Charter is dismissed if as a result of such dismissal the Plan is not confirmable;
•	the order confirming the Plan is reversed on appeal or vacated; and
•	any Restructuring Agreement or the Allen Agreement has terminated or been breached in any material respect subject to notice and cure provisions.

The Allen Agreement contains similar provisions to those provisions of the Restructuring Agreements. There is no assurance that the treatment of creditors outlined above will not change significantly. For example, because the Proposed Restructuring is contingent on reinstatement of the credit facilities and certain notes of Charter Operating and CCO Holdings, failure to reinstate such debt would require us to revise the Proposed Restructuring. Moreover, if reinstatement does not occur and current capital market conditions persist, we may not be able to secure adequate new financing and the cost of new financing would likely be materially higher. The Proposed Restructuring would result in the reduction of our debt by approximately $8 billion.

The above summary of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement is qualified in its entirety by the full text of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement, copies of which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to this Annual Report on Form 10-K, and incorporated herein by reference.  See “Part I. Item 1A - Risk Factors – Risks Relating to Bankruptcy.”

Recent Developments – Interest Payments

Two of our subsidiaries, CIH and Charter Holdings, did not make the January Interest Payment on the Overdue Payment Notes.  The Indentures for the Overdue Payment Notes permits a 30-day grace period for such interest payments through (and including) February 15, 2009.  On February 11, 2009, in connection with the Commitment Letters and Restructuring Agreements, Charter and certain of its subsidiaries also entered into the Escrow Agreement.  As required under the Indentures, Charter set a special record date for payment of such interest payments of February 28, 2009.  Under the Escrow Agreement, the Ad-Hoc Holders agreed to deposit into an escrow account the Escrow Amount and the Escrow Agent will hold such amounts subject to the terms of the Escrow Agreement.  Under the Escrow Agreement, if the transactions contemplated by the Restructuring Agreements are consummated on or before December 15, 2009 or such transactions are not consummated on or before December 15, 2009 due to material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then the Ad-Hoc Holders will be entitled to receive their pro-rata share of the Escrow Amount.  If the transactions contemplated by the Restructuring Agreements are not consummated on or prior to December 15, 2009 for any reason other than material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then Charter, Charter Holdings, CIH or their designee shall be entitled to receive the Escrow Amount.

One of Charter’s subsidiaries, CCH II, will not make its scheduled payment of interest on March 16, 2009 on certain of its outstanding senior notes.  The governing indenture for such notes permits a 30-day grace period for such interest payments, and Charter expects to file its voluntary Chapter 11 Bankruptcy prior to the expiration of the grace period.

Recent Developments – Charter Operating Credit Facility

On February 3, 2009, Charter Operating made a request to the administrative agent under the Credit Agreement, to borrow additional revolving loans under the Credit Agreement.  Such borrowing request complied with the provisions of the Credit Agreement including section 2.2 (“Procedure for Borrowing”) thereof.  On February 5, 2009, we received a notice from the administrative agent asserting that one or more Events of Default (as defined in the Credit Agreement) had occurred and was continuing under the Credit Agreement.  In response, we sent a letter to the administrative agent on February 9, 2009, among other things, stating that no Event of Default under the Credit Agreement occurred or was continuing and requesting the administrative agent to rescind its notice of default and fund Charter Operating’s borrowing request.  The administrative agent sent a letter to us on February 11, 2009, stating that it continues to believe that one or more events of default occurred and was continuing.   As a result, with the exception of one lender who funded approximately $0.4 million, the lenders under the Credit Agreement have failed to fund Charter Operating’s borrowing request.

Overview of Our Debt and Liquidity

We have significant amounts of debt.  As of December 31, 2008, the accreted value of our total debt was approximately $21.7 billion, as summarized below (dollars in millions):

	December 31, 2008
				Semi-Annual
	Principal	Accreted		Interest Payment	Maturity
	Amount	Value(a)		Dates	Date(b)
Charter Communications, Inc.:
5.875% convertible senior notes due 2009 (c)	$3	$3		5/16 & 11/16	11/16/09
6.50% convertible senior notes due 2027 (c)	479	373		4/1 & 10/1	10/1/27
Charter Communications Holdings, LLC:
10.000% senior notes due 2009	53	53		4/1 & 10/1	4/1/09
10.750% senior notes due 2009	4	4		4/1 & 10/1	10/1/09
9.625% senior notes due 2009	25	25		5/15 & 11/15	11/15/09
10.250% senior notes due 2010	1	1		1/15 & 7/15	1/15/10
11.750% senior discount notes due 2010	1	1		1/15 & 7/15	1/15/10
11.125% senior notes due 2011	47	47		1/15 & 7/15	1/15/11
13.500% senior discount notes due 2011	60	60		1/15 & 7/15	1/15/11
9.920% senior discount notes due 2011	51	51		4/1 & 10/1	4/1/11
10.000% senior notes due 2011	69	69		5/15 & 11/15	5/15/11
11.750% senior discount notes due 2011	54	54		5/15 & 11/15	5/15/11
12.125% senior discount notes due 2012	75	75		1/15 & 7/15	1/15/12
CCH I Holdings, LLC:
11.125% senior notes due 2014	151	151		1/15 & 7/15	1/15/14
13.500% senior discount notes due 2014	581	581		1/15 & 7/15	1/15/14
9.920% senior discount notes due 2014	471	471		4/1 & 10/1	4/1/14
10.000% senior notes due 2014	299	299		5/15 & 11/15	5/15/14
11.750% senior discount notes due 2014	815	815		5/15 & 11/15	5/15/14
12.125% senior discount notes due 2015	217	217		1/15 & 7/15	1/15/15
CCH I, LLC:
11.00% senior notes due 2015	3,987	4,072		4/1 & 10/1	10/1/15
CCH II, LLC:
10.250% senior notes due 2010	1,860	1,857		3/15 & 9/15	9/15/10
10.250% senior notes due 2013	614	598		4/1 & 10/1	10/1/13
CCO Holdings, LLC:
8 3/4% senior notes due 2013	800	796		5/15 & 11/15	11/15/13
Credit facility	350	350			9/6/14
Charter Communications Operating, LLC:
8.000% senior second-lien notes due 2012	1,100	1,100		4/30 & 10/30	4/30/12
8 3/8% senior second-lien notes due 2014	770	770		4/30 & 10/30	4/30/14
10.875% senior second-lien notes due 2014	546	527		3/15 & 9/15	9/15/14
Credit facilities	8,246	8,246			varies

	$21,729	$21,666	(d)

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

(d)
Not included within total long-term debt is the $75 million CCHC accreting note, which is included in “note payable-related party” on our accompanying consolidated balance sheets.  See Note 10 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

In 2009, $155 million of our debt matures, and in 2010, an additional $1.9 billion matures.  In 2011 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.  The following table summarizes our payment obligations as of December 31, 2008 under our long-term debt and certain other contractual obligations and commitments (dollars in millions).

	Payments by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations
Long-Term Debt Principal Payments (1)	$21,729	$155	$2,283	$4,523	$14,768
Long-Term Debt Interest Payments (2)	8,834	1,714	3,147	2,817	1,156
Payments on Interest Rate Instruments (3)	443	127	257	59	--
Capital and Operating Lease Obligations (4)	103	24	40	21	18
Programming Minimum Commitments (5)	687	315	206	166	--
Other (6)	475	368	88	19	--

Total	$32,271	$2,703	$6,021	$7,605	$15,942

(1)
The table presents maturities of long-term debt outstanding as of December 31, 2008.  Refer to Notes 9 and 24 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.  The table above does not include the $75 million CCHC accreting note which is included in note payable – related party.  See Note 10 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.  If not redeemed prior to maturity in 2020, $380 million would be due under this note.

(2)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2008 and the average implied forward London Interbank Offering Rate (LIBOR) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2008.  Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(3)
Represents amounts we will be required to pay under our interest rate swap agreements estimated using the average implied forward LIBOR applicable rates for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2008.  Upon filing of a Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements will have the option to terminate the underlying contract and, upon emergence of Charter from bankruptcy, receive payment for the market value of the interest rate swap agreement as measured on the date a counterparty so terminates.

(4)
We lease certain facilities and equipment under noncancelable operating leases.  Leases and rental costs charged to expense for the years ended December 31, 2008, 2007, and 2006, were $24 million, $23 million, and $23 million, respectively.

(5)
We pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the accompanying statement of operations were approximately $1.6 billion, $1.6 billion, and $1.5 billion, for the years ended December 31, 2008, 2007, and 2006, respectively.  Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(6)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to our billing services vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below.  However, we incur these costs as part of our operations:

•
We rent utility poles used in our operations.  Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur.  Rent expense incurred for pole rental attachments for the years ended December 31, 2008, 2007, and 2006, was $47 million, $47 million, and $44 million, respectively.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year.  We also pay other franchise related costs, such as public education grants, under multi-year agreements.  Franchise fees and other franchise-related costs included in the accompanying statement of operations were $179 million, $172 million, and $175 million for the years ended December 31, 2008, 2007, and 2006, respectively.

•
We also have $158 million in letters of credit, primarily to our various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.  These letters of credit reduce the amount we may borrow under our credit facilities.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, proceeds from sales of assets, issuances of debt and equity securities, and cash on hand.  However, the mix of funding sources changes from period to period.  For the year ended December 31, 2008, we generated $399 million of net cash flows from operating activities, after paying cash interest of $1.8 billion.  In addition, we used $1.2 billion for purchases of property, plant and equipment.  Finally, we generated net cash flows from financing activities of $1.7 billion, as a result of financing transactions and credit facility borrowings completed during the year ended December 31, 2008.  As of December 31, 2008, we had cash on hand of $960 million.  We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the credit facilities of our subsidiaries, our access to the debt and equity markets, the timing of possible asset sales, and based on our ability to generate cash flows from operating activities.

During the fourth quarter of 2008, Charter Operating drew down all except $27 million of amounts available under the revolving credit facility.  During the first quarter of 2009, Charter Operating presented a qualifying draw notice to the banks under the revolving credit facility but was refused those funds.  See “Part I. Item 1.  Business – Recent Developments – Charter Operating Credit Facility.”  Additionally, upon filing bankruptcy, Charter Operating will no longer have access to the revolving credit facility and will rely on cash on hand and cash flows from operating activities to fund our projected cash needs.  We expect that cash on hand and cash flows from operating activities will be adequate to fund our projected cash needs through the pendency of our expected Chapter 11 bankruptcy proceedings.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our expenditures, and the outcome of various matters in our expected Chapter 11 bankruptcy proceedings and financial restructuring.  The outcome of the Proposed Restructuring is subject to substantial risks.  See “Part I. Item 1A. Risk Factors — Risks Relating to Bankruptcy.”

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of December 31, 2008, Charter Holdco was owed $13 million in intercompany loans from Charter Operating and had $1 million in cash, which amounts were available to pay interest and principal on Charter’s convertible senior notes to the extent not otherwise used, for example, to satisfy maturities at Charter Holdings.  In addition, as long as Charter Holdco continues to hold the $137 million of

Charter Holdings’ notes due 2009 and 2010 (as discussed further below), Charter Holdco will receive interest and principal payments from Charter Holdings to the extent Charter Holdings is able to make such payments.  Such amounts may be available to pay interest and principal on Charter’s convertible senior notes, although Charter Holdco may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. For the quarter ended December 31, 2008, there was no default under any of these indentures or credit facilities.  However, certain of our subsidiaries did not meet their applicable leverage ratio tests based on December 31, 2008 financial results.  As a result, distributions from certain of our subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended December 31, 2008, there was no default under Charter Holdings’ indentures, the other specified tests were met, and Charter Holdings met its leverage ratio test based on December 31, 2008 financial results.  Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution.  In the past, Charter Holdings has from time to time failed to meet this leverage ratio test.  There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.  It is uncertain whether we will have sufficient surplus at the relevant subsidiaries to make distributions, including for payment of interest and principal on the debts of the parents of such entities.  See “Part I. Item 1A. Risk Factors — Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries.  Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our various debt issuers.”

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents.  We held $960 million in cash and cash equivalents as of December 31, 2008 compared to $75 million as of December 31, 2007.  The increase in cash was the result of a draw-down on our revolving credit facility.

Operating Activities.  Net cash provided by operating activities increased $72 million from $327 million for the year ended December 31, 2007 to $399 million for the year ended December 31, 2008, primarily as a result of revenue growth from high-speed Internet and telephone driven by bundled services, as well as improved cost efficiencies, offset by an increase of $33 million in interest on cash pay obligations and changes in operating assets and liabilities that provided $71 million less cash during the same period.

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

Investing Activities. Net cash used in investing activities for the years ended December 31, 2008, 2007, and 2006, was $1.2 billion, $1.1 billion, and $65 million, respectively.  The increase in 2008 compared to 2007 is primarily due to a decrease in proceeds received from the sale of assets, including cable systems.  Investing activities used $1.1 billion more cash during the year ended December 31, 2007 than the corresponding period in 2006 primarily due to $1.0 billion of proceeds received in 2006 from the sale of assets, including cable systems.

Financing Activities. Net cash provided by financing activities was $1.7 billion and $826 million for the years ended December 31, 2008 and 2007, respectively, and net cash used in financing activities was $219 million for the year ended December 31, 2006.  The increase in cash provided during the year ended December 31, 2008 compared to the corresponding period in 2007 and in 2007 as compared to the corresponding period in 2006, was primarily the result of an increase in the amount by which borrowings exceeded repayments of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.2 billion, $1.2 billion, and $1.1 billion for the years ended December 31, 2008, 2007, and 2006, respectively.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities and the issuance of debt.  In addition, our liabilities related to capital expenditures decreased by $39 million and $2 million for the years ended December 31, 2008 and 2007, respectively, and increased by $24 million for the year ended December 31, 2006.

During 2009, we expect capital expenditures to be approximately $1.2 billion.  We expect the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and scalable infrastructure.  The actual amount of our capital expenditures depends on the deployment of advanced broadband services and offerings.  We may need additional capital if there is accelerated growth in high-speed Internet, telephone or digital customers or there is an increased need to respond to competitive pressures by expanding the delivery of other advanced services.

We have adopted capital expenditure disclosure guidance, which was developed by eleven then publicly traded cable system operators, including Charter, with the support of the NCTA.  The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry.  These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2008, 2007, and 2006 (dollars in millions):

	For the years ended December 31,
	2008	2007	2006

Customer premise equipment (a)	$595	$578	$507
Scalable infrastructure (b)	251	232	214
Line extensions (c)	80	105	107
Upgrade/rebuild (d)	40	52	45
Support capital (e)	236	277	230

Total capital expenditures	$1,202	$1,244	$1,103

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

Description of Our Outstanding Debt

Overview

As of December 31, 2008 and 2007, our total debt was approximately $21.7 billion and $19.9 billion, respectively.  This debt was comprised of approximately $8.6 billion and $7.2 billion of credit facility debt, $12.7 billion and $12.3 billion accreted amount of high-yield notes and $376 million and $402 million accreted amount of convertible senior notes at December 31, 2008 and 2007, respectively.  See the organizational chart on page 5 and the first table under “ — Liquidity and Capital Resources — Overview of Our Debt and Liquidity” for debt outstanding by issuer.

As of December 31, 2008 and 2007, the blended weighted average interest rate on our debt was 8.4% and 9.0%, respectively.  The interest rate on approximately 80% and 85% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements, as of December 31, 2008 and 2007, respectively.  The fair value of our high-yield notes was $4.4 billion and $10.3 billion at December 31, 2008 and 2007, respectively.  The fair value of our convertible senior notes was $12 million and $332 million at December 31, 2008 and 2007, respectively.  The fair value of our credit facilities was $6.2 billion and $6.7 billion at December 31, 2008 and 2007, respectively.  The fair value of high-yield and convertible notes was based on quoted market prices, and the fair value of the credit facilities was based on dealer quotations.

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

Credit Facilities – General

Charter Operating Credit Facilities

Under the terms of the Proposed Restructuring, the Charter Operating credit facilities will remain outstanding although the revolving line of credit would no longer be available for new borrowings.  The Charter Operating credit facilities provide borrowing availability of up to $8.0 billion as follows:

•
a term loan with an initial total principal amount of $6.5 billion, which is repayable in equal quarterly installments, commencing March 31, 2008, and aggregating in each loan year to 1% of the original amount of the term loan, with the remaining balance due at final maturity on March 6, 2014; and

•	a revolving line of credit of $1.5 billion, with a maturity date on March 6, 2013.

The Charter Operating credit facilities also allow us to enter into incremental term loans in the future with an aggregate amount of up to $1.0 billion, with amortization as set forth in the notices establishing such term loans, but with no amortization greater than 1% prior to the final maturity of the existing term loan.  In March 2008, Charter Operating borrowed $500 million principal amount of incremental term loans (the “Incremental Term Loans”) under the Charter Operating credit facilities. The Incremental Term Loans have a final maturity of March 6, 2014 and prior to that date will amortize in quarterly principal installments totaling 1% annually beginning on June 30, 2008.  The Incremental Term Loans bear interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, and are otherwise governed by and subject to the existing terms of the Charter Operating credit facilities.   Net proceeds from the Incremental Term Loans were used for general corporate purposes.  Although the Charter Operating credit facilities allow for the incurrence of up to an additional $500 million in incremental term loans, no assurance can be given that we could obtain additional incremental term loans in the future if Charter Operating sought to do so especially after the announcement of Charter’s plan to file a Chapter 11 bankruptcy proceeding on or before April 1, 2009.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate, as defined, plus a margin for Eurodollar loans of up to 2.00% for the revolving credit facility and 2.00% for the term loan, and quarterly commitment fees of 0.5% per annum is payable on the average daily unborrowed balance of the revolving credit facility.  If an event of default were to occur, such as a bankruptcy filing, Charter Operating would not be able to elect the Eurodollar rate and would have to pay interest at the base rate plus the applicable margin.

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

CCO Holdings Credit Facility

In March 2007, CCO Holdings entered into a credit agreement (the “CCO Holdings credit facility”) which consists of a $350 million term loan facility.  Under the terms of the Proposed Restructuring, the CCO Holdings credit facility will remain outstanding.  The facility matures in September 2014.  The CCO Holdings credit facility also allows us to enter into incremental term loans in the future, maturing on the dates set forth in the notices establishing such term loans, but no earlier than the maturity date of the existing term loans.  However, no assurance can be given that we could obtain such incremental term loans if CCO Holdings sought to do so.  Borrowings under the CCO Holdings credit facility bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin.  The applicable margin for LIBOR term loans, other than incremental loans, is 2.50% above LIBOR.  If an event of default were to occur, such as a bankruptcy filing, CCO Holdings would not be able to elect the Eurodollar rate and would have to pay interest at the base rate plus the applicable margin.  The applicable margin with respect to incremental loans is to be agreed upon by CCO Holdings and the lenders when the incremental loans are established.  The CCO Holdings credit facility is secured by the equity interests of Charter Operating, and all proceeds thereof.

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

The events of default under the Charter Operating credit facilities include among other things:

•	the failure to make payments when due or within the applicable grace period;
•
the failure to comply with specified covenants, including, but not limited to, a covenant to deliver audited financial statements for Charter Operating with an unqualified opinion from our independent accountants and without a “going concern” or like qualification or exception;

•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in amounts in excess of $100 million in aggregate principal amount;

•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount;

•
Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the “Paul Allen Group”) ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating;

•
the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating; and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes except that the leverage ratio is 5.50 to 1.0.  See “-Summary of Restricted Covenants of Our High Yield Notes.”  The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the Charter convertible senior notes, the CCHC notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

Outstanding Notes

Charter Communications, Inc. 5.875% Convertible Senior Notes due 200

Charter has issued and outstanding 5.875% convertible senior notes due 2009 with a total principal amount of $3 million.  The 5.875% convertible senior notes are unsecured (except with respect to the collateral as described below) and rank equally with our existing and future unsubordinated and unsecured indebtedness (except with respect to the collateral described below), but are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.  Interest is payable semi-annually in arrears.  Under the terms of the Proposed Restructuring, the 5.875% convertible senior notes will receive cash and preferred stock to be issued by Charter.

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

No holder of notes will be entitled to receive shares of Charter’s Class A common stock on conversion to the extent that receipt of the shares would cause the converting holder to become, directly or indirectly, a "beneficial holder'' (within the meaning of Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of more than 9.9% of the outstanding shares of Charter’s Class A common stock.

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

Charter Communications, Inc. 6.50% Convertible Senior Notes due 2027

On October 2, 2007, Charter issued $479 million of Charter’s 6.50% convertible senior notes due 2027 (the “6.50% Convertible Notes”).  The 6.50% Convertible Notes mature on October 1, 2027, subject to earlier conversion or repurchase at the option of the holders or earlier redemption at our option.  The 6.50% Convertible Notes are unsecured and unsubordinated obligations and rank equally with Charter’s existing and future senior unsecured indebtedness, including the 5.875% convertible senior notes. The 6.50% Convertible Notes rank senior in right of payment to any future subordinated indebtedness of Charter and are effectively subordinated to any of Charter’s secured indebtedness and structurally subordinate to indebtedness and other liabilities of Charter’s subsidiaries.  Interest is payable semi-annually in arrears.  Under the terms of the Proposed Restructuring, the 6.50% Convertible Notes will receive cash and preferred stock to be issued by Charter.

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

CCHC, LLC Note

In October 2005, CCHC issued the CCHC note to CII.  The CCHC note has a 15-year maturity.  The CCHC note has an initial accreted value of $48 million accreting at the rate of 14% per annum compounded quarterly, except that from and after February 28, 2009, CCHC may pay any increase in the accreted value of the CCHC note in cash and the accreted value of the CCHC note will not increase to the extent such amount is paid in cash.  The CCHC note is exchangeable at CII’s option, at any time, for Charter Holdco Class A Common units at a rate equal to the then accreted value, divided by $2.00 (the “Exchange Rate”).  Customary anti-dilution protections have been provided that could cause future changes to the Exchange Rate.  Additionally, the Charter Holdco Class A Common units received will be exchangeable by the holder into Charter Class B common stock in accordance with existing agreements between CII, Charter and certain other parties signatory thereto.  Beginning March 1, 2009, if the closing price of Charter common stock is at or above the Exchange Rate for 20 trading days within any 30 consecutive trading day period, Charter Holdco may require the exchange of the CCHC note for Charter Holdco Class A Common units at the Exchange Rate.  Additionally, CCHC has the right to redeem the CCHC note from and after February 28, 2009 for cash in an amount equal to the then accreted value.  CCHC has the right to redeem the CCHC note upon certain change of control events for cash in an amount equal to the then accreted value, such amount, if redeemed prior to February 28, 2009, would also include a make whole up to the accreted value through February 28, 2009.  CCHC must redeem the CCHC note at its maturity for cash in an amount equal to the initial stated value plus the accreted return through maturity.  The accreted value of the CCHC note is $75 million as of December 31, 2008 and is recorded under Notes Payable – Related Party in the accompanying consolidated balance sheets.  See Note 10 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.  Under the terms of the Proposed Restructuring, the CCHC note will be cancelled.

Charter Communications Holdings, LLC Notes

From March 1999 through January 2002, Charter Holdings and Charter Communications Holdings Capital Corporation (“Charter Capital”) jointly issued $10.2 billion total principal amount of notes, of which $440 million total principal amount was outstanding as of December 31, 2008.  The notes were issued over 15 series of notes with maturities from 2007 through 2012 and have varying interest rates as set forth in the table above under “Liquidity and Capital Resources – Overview of Our Debt and Liquidity.”  The Charter Holdings notes are senior debt obligations of Charter Holdings and Charter Capital.  They rank equally with all other current and future unsecured, unsubordinated obligations of Charter Holdings and Charter Capital.  They are structurally subordinated to the obligations of Charter Holdings’ subsidiaries, including the CIH notes, the CCH I notes, CCH II notes, the CCO Holdings notes, the Charter Operating notes, and the Charter Operating credit facilities.  Under the terms of the Proposed Restructuring, the holders of the Charter Holdings notes will receive warrants to purchase shares of new Charter Class A common stock equal to 1% of the fully diluted shares with an exercise price per share based on a total equity value of $5.8 billion with an expiration of five years after the date of issuance.

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

The CIH notes are senior debt obligations of CIH and CCH I Holdings Capital Corp.  They rank equally with all other current and future unsecured, unsubordinated obligations of CIH and CCH I Holdings Capital Corp.  The CIH notes are structurally subordinated to all obligations of subsidiaries of CIH, including the CCH I notes, the CCH II notes, the CCO Holdings notes, the Charter Operating notes and the Charter Operating credit facilities.  Under the terms of the Proposed Restructuring, the holders of the CIH notes will receive warrants to purchase shares of new Charter Class A common stock equal to 5% of the fully diluted shares with an exercise price per share based on a total equity value of $5.3 billion with an expiration of five years after the date of issuance.

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

The CCH I notes are senior debt obligations of CCH I and CCH I Capital Corp.  To the extent of the value of the collateral, they rank senior to all of CCH I’s future unsecured senior indebtedness.  The CCH I notes are structurally subordinated to all obligations of subsidiaries of CCH I, including the CCH II notes, CCO Holdings notes, the

Charter Operating notes and the Charter Operating credit facilities.  Under the terms of the Proposed Restructuring, the holders of the CCH I notes will receive 100% of the shares of new Charter Class A common stock prior to giving effect to the Rights Offering.

CCH II, LLC Notes

In September 2003 and January 2006, CCH II and CCH II Capital Corp. jointly issued approximately $2.2 billion total principal amount of 10.25% senior notes due 2010 (the “CCH II 2010 Notes”) and, in September 2006, issued $250 million total principal amount of 10.25% senior notes due 2013 (the “CCH II 2013 Notes” and, together with the CCH II 2010 Notes, the “CCH II notes”) in exchange for an aggregate of $270 million of certain Charter Holdings notes.  In July 2008, CCH II completed a tender offer, in which $338 million of CCH II 2010 Notes were accepted for $364 million of CCH II 2013 Notes. The CCH II Notes are senior debt obligations of CCH II and CCH II Capital Corp.  They rank equally with all other current and future unsecured, unsubordinated obligations of CCH II and CCH II Capital Corp.  The CCH II 2013 Notes are guaranteed on a senior unsecured basis by Charter Holdings.  The CCH II notes are structurally subordinated to all obligations of subsidiaries of CCH II, including the CCO Holdings notes, the Charter Operating notes and the Charter Operating credit facilities.  Under the terms of the Proposed Restructuring, the holders of the CCH II notes will have the option to receive new CCH II notes and/or cash in the aggregate amount of principal plus accrued interest.

CCO Holdings, LLC Notes

In November 2003 and August 2005, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million and $300 million, respectively, total principal amount of 8¾% senior notes due 2013 (the “CCOH 2013 Notes”).  The CCOH 2013 Notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp., including the CCO Holdings credit facility.  The CCOH 2013 Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and the Charter Operating credit facilities.  Under the terms of the Proposed Restructuring, the CCO Holdings notes will remain outstanding.

Charter Communications Operating, LLC Notes

In April 2004, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.1 billion of 8% senior second-lien notes due 2012 and $400 million of 8 3/8% senior second-lien notes due 2014.  In March and June 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placement transactions, approximately $333 million principal amount of its 8 3/8% senior second-lien notes due 2014 in exchange for approximately $346 million of the Charter Holdings 8.25% senior notes due 2007.  In March 2006, Charter Operating exchanged $37 million of Renaissance Media Group LLC 10% senior discount notes due 2008 for $37 million principal amount of Charter Operating 8 3/8% senior second-lien notes due 2014.  In March 2008, Charter Operating issued $546 million principal amount of 10.875% senior second-lien notes due 2014, guaranteed by CCO Holdings and certain other subsidiaries of Charter Operating, in a private transaction.  Net proceeds from the senior second-lien notes were used to reduce borrowings, but not commitments, under the revolving portion of the Charter Operating credit facilities.

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

The Charter Operating notes are senior debt obligations of Charter Operating and Charter Communications Operating Capital Corp.  To the extent of the value of the collateral (but subject to the prior lien of the credit facilities), they rank effectively senior to all of Charter Operating’s future unsecured senior indebtedness.  Under the terms of the Proposed Restructuring, the Charter Operating notes will remain outstanding.

Redemption Provisions of Our High Yield Notes

The various notes issued by our subsidiaries included in the table may be redeemed in accordance with the following table or are not redeemable until maturity as indicated:

Note Series	Redemption Dates	Percentage of Principal

Charter Holdings:
10.000% senior notes due 2009	Not callable	N/A
10.750% senior discount notes due 2009	Not callable	N/A
9.625% senor notes due 2009	Not callable	N/A
10.250% senior notes due 2010	At any time	100.000%
11.750% senior discount notes due 2010	At any time	100.000%
11.125% senior notes due 2011	At any time	100.000%
13.500% senior discount notes due 2011	At any time	100.000%
9.920% senior discount notes due 2011	At any time	100.000%
10.000% senior notes due 2011	May 15, 2008 – May 14, 2009	101.667%
	Thereafter	100.000%
11.750% senior discount notes due 2011	May 15, 2008 – May 14, 2009	101.958%
	Thereafter	100.000%
12.125% senior discount notes due 2012	January 15, 2009 – January 14, 2010	102.021%
	Thereafter	100.000%
CIH:
11.125% senior discount notes due 2014	At any time	100.000%
13.500% senior discount notes due 2014	At any time	100.000%
9.920% senior discount notes due 2014	At any time	100.000%
10.000% senior discount notes due 2014	May 15, 2008 - May 14, 2009	101.667%

	Thereafter	100.000%
11.750% senior discount notes due 2014	May 15, 2008 - May 14, 2009	101.958%
	Thereafter	100.000%
12.125% senior discount notes due 2015	January 15, 2009 - January 14, 2010	102.021%
	Thereafter	100.000%
CCH I:
11.000% senior notes due 2015	October 1, 2010 – September 30, 2011	105.500%
	October 1, 2011 – September 30, 2012	102.750%
	October 1, 2012 – September 30, 2013	101.375%
	Thereafter	100.000%
CCH II:
10.250% senior notes due 2010	September 15, 2008 – September 14, 2009	105.125%
	Thereafter	100.000%
10.250% senior notes due 2013*	October 1, 2010 – September 30, 2011	105.125%
	October 1, 2011 – September 30, 2012	102.563%
	Thereafter	100.000%
CCO Holdings:
8 3/4% senior notes due 2013	November 15, 2008 – November 14, 2009	104.375%
	November 15, 2009 – November 14, 2010	102.917%
	November 15, 2010 – November 14, 2011	101.458%
	Thereafter	100.000%
Charter Operating:
8% senior second-lien notes due 2012	At any time	**
8 3/8% senior second-lien notes due 2014	April 30, 2009 – April 29, 2010	104.188%
	April 30, 2010 – April 29, 2011	102.792%
	April 30, 2011 – April 29, 2012	101.396%
	Thereafter	100.000%
10.875% senior second-lien notes due 2014	At any time	***

*
CCH II may, prior to October 1, 2009 in the event of a qualified equity offering providing sufficient proceeds, redeem up to 35% of the aggregate principal amount of the CCH II notes at a redemption price of 110.25% of the principal amount plus accrued and unpaid interest.

**
Charter Operating may, at any time and from time to time, at their option, redeem the outstanding 8% second lien notes due 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on an 8% senior second-lien notes due 2012 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such Note.

***
Charter Operating may redeem the outstanding 10.875% second lien notes due 2014, at their option, on or after varying dates, in each case at a premium, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on a 10.875% senior second-lien note due 2014 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such note.  The Charter Operating 10.875% senior second-lien notes may be redeemed at any time on or after March 15, 2012 at specified prices.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations: Applying the Acquisition Method, which provides guidance on the accounting and reporting for business combinations.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  We will adopt SFAS No. 141R effective January 1, 2009.  We do not expect that the adoption of SFAS No. 141R will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Consolidations, which provides guidance on the accounting and reporting for minority interests in consolidated financial statements.  SFAS No. 160 requires losses to be allocated to non-controlling (minority) interests even when such amounts are deficits.  As such, future losses will be allocated between Charter and the Charter Holdco non-controlling interest.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We will adopt SFAS No. 160 effective January 1, 2009.  Had SFAS No. 160 been effective for our financial statements for the year ended December 31, 2008, our net loss to Charter shareholders would have been reduced by $1.2 billion.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities.  We will apply SFAS No. 157 to nonfinancial assets and nonfinancial liabilities beginning January 1, 2009.  We are in the process of assessing the impact of SFAS No. 157 on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS No. 133.  SFAS No. 161 is effective for interim periods and fiscal years beginning after November 15, 2008.  We will adopt SFAS No. 161 effective January 1, 2009.  We do not expect that the adoption of SFAS No. 161 will have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FSP FAS 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008.  We will adopt FSP FAS 142-3 effective January 1, 2009.  We do not expect that the adoption of FSP FAS 142-3 will have a material impact on our financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  We will adopt FSP APB 14-1 effective January 1, 2009.  We are in the process of assessing the impact of the adoption of FSP APB 14-1 on our financial statements.

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

As of December 31, 2008 and 2007, our total debt totaled approximately $21.7 billion and $19.9 billion, respectively.  As of December 31, 2008 and 2007, the weighted average interest rate on the credit facility debt was approximately 5.5% and 6.8%, respectively, the weighted average interest rate on the high-yield notes was approximately 10.4% and 10.3%, respectively, and the weighted average interest rate on the convertible senior notes was approximately 6.5% and 6.4%, respectively, resulting in a blended weighted average interest rate of 8.4% and 9.0%, respectively.  The interest rate on approximately 80% and 85% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements, as of December 31, 2008 and 2007, respectively.

We do not hold or issue derivative instruments for trading purposes.  We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the years ended December 31, 2008, 2007, and 2006, change in value of derivatives includes gains of $0, $0, and $2 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements.  This ineffectiveness arises from differences between critical terms of the agreements and the related hedged obligations.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss.  For the years ended December 31, 2008, 2007, and 2006, losses of $180 million, $123 million, and $1 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss.  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in our statements of operations.  For the years ended December 31, 2008, 2007, and 2006, change in value of derivatives includes losses of $62 million and $46 million, and gains of $4 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2008 (dollars in millions):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at December 31, 2008
Debt
Fixed Rate	$85	$1,862	$281	$1,654	$1,414	$7,837	$13,133	$4,435
Average Interest Rate	9.78%	10.25%	11.25%	7.75%	9.40%	10.93%	10.27%

Variable Rate	$70	$70	$70	$70	$1,385	$6,931	$8,596	$6,187
Average Interest Rate	4.20%	3.52%	4.59%	4.87%	4.76%	4.87%	4.83%

Interest Rate Instruments
Variable to Fixed Swaps	$--	$500	$300	$2,500	$1,000	$--	$4,300	$(411)
Average Pay Rate	--	6.99%	7.16%	7.13%	7.12%	--	7.11%
Average Receive Rate	--	2.82%	3.41%	4.86%	4.86%	--	4.52%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value approximates the costs (proceeds) to settle the outstanding contracts adjusted for Charter Operating’s credit risk.  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at December 31, 2008 including applicable bank spread.

At December 31, 2008 and 2007, we had outstanding $4.3 billion and $4.3 billion, respectively, in notional amounts of interest rate swaps.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this annual report.  The evaluation was based in part upon reports and certifications provided by a number of executives.  Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There was no change in our internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company.  Our internal control system was designed to provide reasonable assurance to Charter’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on management’s assessment utilizing these criteria we believe that, as of December 31, 2008, our internal control over financial reporting was effective.

Our independent auditors, KPMG LLP have audited our internal control over financial reporting as stated in their report on page F-2.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in Charter's 2009 Proxy Statement (the “Proxy Statement”) under the headings “Election of Class A/Class B Director,” "Election of Class B Directors," “Section 16(a) Beneficial Ownership Reporting Requirements,” and “Code of Ethics,” or in amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by Item 11 will be included in the Proxy Statement under the headings “Executive Compensation,” “Election of Class B Directors – Director Compensation,” and “Compensation Discussion and Analysis,” or in amendment to this Annual Report on Form 10-K and is incorporated herein by reference.  Information contained in the Proxy Statement or amendment to this Annual Report on Form 10-K under the caption “Report of Compensation and Benefits Committee” is furnished and not deemed filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" or in amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Election of Class B Directors” or in amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Proxy Statement under the heading “Accounting Matters” or in amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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
Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul G. Allen	Chairman of the Board of Directors	March 9, 2009
Paul G. Allen

/s/ Neil Smit	President, Chief Executive	March 16, 2009
Neil Smit	Officer, Director (Principal Executive Officer)

/s/ Eloise E. Schmitz	Chief Financial Officer	March 13, 2009
Eloise E. Schmitz	(Principal Financial Officer)

/s/ Kevin D. Howard	Vice President, Controller and Chief Accounting Officer	March 16, 2009
Kevin D. Howard	(Principal Accounting Officer)

/s/ W. Lance Conn	Director	March 5, 2009
W. Lance Conn

/s/ Rajive Johri	Director	March 7, 2009
Rajive Johri

/s/ Robert P. May	Director	March 16, 2009
Robert P. May

/s/ David C. Merritt	Director	March 10, 2009
David C. Merritt

/s/ Jo Allen Patton	Director	March 4, 2009
Jo Allen Patton

/s/ John H. Tory	Director	March 16, 2009
John H. Tory

/s/ Larry W. Wangberg	Director	March 16, 2009
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
4.4(a)
Rights Agreement, dated as of August 14, 2007, by and between Charter Communications, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2007 (File No. 000-27927)).

4.4(b)
First Amendment to Rights Agreement, dated as of December 23, 2008, by and between Charter Communications, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.01 to the amended registration statement on Form 8-A/A of Charter Communications, Inc. filed on December 23, 2008 (File No. 000-27927)).

4.5(a)
Letter Agreement for Mirror Rights, dated as of August 14, 2007, by and among Charter Communications, Inc., Charter Investment, Inc., and Vulcan Cable III Inc. (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K of Charter Communications, Inc. filed on August 15, 2007 (File No. 000-27927)).

4.5(b)
First Amendment to Letter Agreement for Mirror Rights, dated as of December 23, 2008, by and among Charter Communications, Inc., Charter Investment, Inc., and Vulcan Cable III Inc. (incorporated by reference to Exhibit 4.02 to the amended registration statement on Form 8-A/A of Charter Communications, Inc. filed on December 23, 2008 (File No. 000-27927)).

4.6
Indenture relating to the 6.50% Convertible Senior Notes due 2027, dated as of October 2, 2007, between Charter Communications, Inc., as Issuer, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Charter Communications, Inc. filed on October 5, 2007 (File No. 000-27927)).

10.1	Form of Restructuring Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on February 13, 2009 (File No. 000-27927)).

10.2	Form of Commitment Letter (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on February 13, 2009 (File No. 000-27927)).
10.3	Term Sheet (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on February 13, 2009 (File No. 000-27927)).
10.4
Restructuring Agreement, dated as of February 11, 2009, by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on February 13, 2009 (File No. 000-27927)).

10.5
5.875% Mirror Convertible Senior Note due 2009, in the principal amount of $862,500,000 dated as of November 22, 2004 made by Charter Communications Holding Company, LLC, a Delaware limited liability company, in favor of Charter Communications, Inc., a Delaware limited liability company, in favor of Charter Communications, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K of Charter Communications, Inc. filed on November 30, 2004 (File No. 000-27927)).

10.6
6.50% Mirror Convertible Senior Note due 2027 in the principal amount of $479 million, dated as of October 2, 2007, made by Charter Communications Holding Company, LLC in favor of Charter Communications, Inc. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on October 5, 2007 (File No. 000-27927)).

10.7(a)
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

10.7(b)
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

10.9(b)
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

10.10(b)
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

10.12(b)
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

10.13(b)
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

10.14(c)
Second Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 9.625% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

10.14(d)
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

10.15(b)
First Supplemental Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (incorporated by reference to Exhibit 10.3(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

10.15(c)
Second Supplemental Indenture dated as of June 25, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 10.000% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 6, 2002 (File No. 000-27927)).

10.15(d)
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

10.16(a)
Indenture dated as of May 15, 2001 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 11.750% Senior Discount Notes due 2011 (incorporated by reference to Exhibit 10.4(a) to the current report on Form 8-K filed by Charter Communications, Inc. on June 1, 2001 (File No. 000-27927)).

10.16(b)
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

10.17(a)
Indenture dated as of January 14, 2002 between Charter Communications Holdings, LLC, Charter Communications Holdings Capital Corporation and BNY Midwest Trust Company as Trustee governing 12.125% Senior Discount Notes due 2012 (incorporated by reference to Exhibit 10.4(a) to the current report on Form 8-K filed by Charter Communications, Inc. on January 15, 2002 (File No. 000-27927)).

10.17(b)
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

10.17(c)
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

10.18
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

10.19(a)
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

10.19(b)
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

10.20(a)
Pledge Agreement made by CCH I, LLC in favor of The Bank of New York Trust Company, NA, as Collateral Agent dated as of September 28, 2005 (incorporated by reference to Exhibit 10.15 to the current report on Form 8-K of Charter Communications, Inc. filed on October 4, 2005 (File No. 000-27927)).

10.20(b)
Amendment to the Pledge Agreement between CCH I, LLC in favor of The Bank of New York Trust Company, N.A., as Collateral Agent, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006 (File No. 000-27927)).

10.21
Indenture relating to the 10.25% Senior Notes due 2010, dated as of September 23, 2003, among CCH II, LLC, CCH II Capital Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications Inc. filed on September 26, 2003 (File No. 000-27927)).

10.22(a)
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

10.22(b)
First Supplemental Indenture relating to the 10.25% Senior Notes due 2013, dated as of July 2, 2008, by and between CCH II, LLC, CCH II Capital Corporation, as Issuers, Charter Communications Holdings, LLC as Parent Guarantor and The Bank of New York Mellon Trust Company, N.A. as trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. on July 3, 2008 (File No. 000-027927)).

10.22(c)
Exchange and Registration Rights Agreement relating to the issuance of the 10.25% Senior Notes due 2013, dated as of July 2, 2008, by and between CCH II, LLC, CCH II Capital Corporation, Charter Communications Holdings, LLC,

Banc of America Securities LLC and Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. on July 3, 2008 (File No. 000-027927)).

10.23
Indenture relating to the 8 3/4% Senior Notes due 2013, dated as of November 10, 2003, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.'s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

10.24
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

10.25(a)
Indenture relating to the 10.875% senior second lien notes due 2014 dated as of March 19, 2008, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wilmington Trust Company, trustee (incorporated by reference to Exhibit 10.1 to the quarterly report filed on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-027927)).

10.25(b)
Collateral Agreement, dated as of March 19, 2008 by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC and certain of its subsidiaries in favor of Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the quarterly report filed on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-027927)).

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

10.30
Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.31(a)
Amended and Restated Limited Liability Company Agreement for Charter Communications Holding Company, LLC made as of August 31, 2001 (incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.31(b)
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

10.32
Third Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.20 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 2, 2005 (File No. 000-27927)).

10.33
Holdco Mirror Notes Agreement dated as of November 22, 2004, by and between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K of Charter Communications, Inc. filed on November 30, 2004 (File No. 000-27927)).

10.34
Exchange Agreement, dated as of October 31, 2005, by and among Charter Communications Holding Company, LLC, Charter Investment, Inc. and Paul G. Allen (incorporated by reference to Exhibit 10.18 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 2, 2005 (File No. 000-27927)).

10.35
CCHC, LLC Subordinated and Accreting Note, dated as of October 31, 2005 (revised) (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on November 4, 2005 (File No. 000-27927)).

10.36
Amended and Restated Credit Agreement, dated as of March 6, 2007, among Charter Communications Operating, LLC, CCO Holdings, LLC, the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on March 12, 2007 (File No. 000-27927)).

10.37
Amended and Restated Guarantee and Collateral Agreement made by CCO Holdings, LLC, Charter Communications Operating, LLC and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated as of March 18, 1999, as amended and restated as of March 6, 2007 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on March 12, 2007 (File No. 000-27927)).

10.38
Credit Agreement, dated as of March 6, 2007, among CCO Holdings, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on March 12, 2007 (File No. 000-27927)).

10.39
Pledge Agreement made by CCO Holdings, LLC in favor of Bank of America, N.A., as Collateral Agent, dated as of March 6, 2007 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on March 12, 2007 (File No. 000-27927)).

10.40
Amended and Restated Share Lending Agreement, dated October 2, 2007, between Charter Communications, Inc., Citigroup Global Markets Limited, through Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on October 5, 2007 (File No. 000-27927)).

10.41
Amended and Restated Unit Lending Agreement, dated as of October 2, 2007, between Charter Communications Holding Company, LLC as Lender and Charter Communications, Inc. as Borrower (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on October 5, 2007(File No. 000-27927)).

10.42
Holdco Mirror Notes Agreement, dated as of October 2, 2007, by and between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.37 to the annual report on Form 10-K filed on February 27, 2008 (File No. 000-27927).

10.43(a)+
Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.43(b)+
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

10.43(c)+
Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.43(d)+
Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.43(e)+
Amendment No. 3 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.43(f)+
Amendment No. 4 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.10(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.44(a)+
Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).

10.44(b)+
Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.44(c)+
Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.44(d)+
Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002 (incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.44(e)+
Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.44(f)+	Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to

Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).
10.44(g)+
Amendment No. 6 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective December 23, 2004 (incorporated by reference to Exhibit 10.43(g) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.44(h)+
Amendment No. 7 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective August 23, 2005 (incorporated by reference to Exhibit 10.43(h) to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 5, 2005 (File No. 333-128838)).

10.44(i)+
Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.18(g) to the annual report on Form 10-K filed by Charter Communications Holdings, LLC. on March 31, 2005 (File No. 333-77499)).

10.44(j)+
Description of 2008 Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2008 (File No. 000-27927)).

10.45+
Description of Charter Communications, Inc. 2006 Executive Bonus Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 2, 2006 (File No. 000-27927)).

10.46+
Amended and Restated Executive Cash Award Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed December 6, 2007 (File No. 000-27927)).

10.47+
Amended and Restated Employment Agreement, dated as of July 1, 2008, by and between Neil Smit and Charter Communications, Inc. (incorporated by reference to Exhibit 1010.1 to the current report on Form 8-K of Charter Communications, Inc. filed on September 30, 2008 (File No. 000-27927)).

10.48(a)+
Amended and Restated Employment Agreement between Jeffrey T. Fisher and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

10.48(b)+
Separation Agreement and Release between Jeffrey T. Fisher and Charter Communications, inc., dated as of April 4, 2008 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-27927)).

10.49+
Amended and Restated Employment Agreement between Eloise E. Schmitz and Charter Communications, Inc., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 5, 2008 (File No. 000-27927)).

10.50(a)+
Amended and Restated Employment Agreement between Michael J. Lovett and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

10.50(b)+
Amendment to the Amended and Restated Employment Agreement between Michael J. Lovett and Charter Communications, Inc., dated as of March 5, 2008 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Charter Communications, Inc., filed on May 12, 2008 (File No. 000-27927)).

10.51(a)+
Amended and Restated Employment Agreement between Grier C. Raclin and Charter Communications, Inc., dated as of August 1, 2007 (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 2, 2007 (File No. 000-27927)).

10.51(b)+
Amendment to the Amended and Restated Employment Agreement between Grier C. Raclin and Charter Communications, Inc., dated as of March 5, 2008 (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-27927)).

10.52(a)*+	Amended and Restated Employment Agreement between Marwan Fawaz and Charter Communications, Inc. dated August 1, 2007.
10.52(b)*+	Amendment to Amended and Restated Employment Agreement between Marwan Fawaz and Charter Communications, Inc. dated as of March 5, 2008.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of Charter Communications, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Document attached.
+	Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Charter Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has announced that it expects to file voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, primarily as a result of the following matters: (i) the Company’s significant indebtedness; (ii) the Company’s ability to raise additional capital given its current leverage; and (iii) the potential inability of the Company’s subsidiaries to make distributions for payments of interest and principal on the debts of the parents of such subsidiaries due in 2009 based on the availability of funds and restrictions under the Company’s applicable debt instruments and under applicable law.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

St. Louis, Missouri
March 13, 2009

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$960	$75
Accounts receivable, less allowance for doubtful accounts of
$18 and $18, respectively	222	225
Prepaid expenses and other current assets	36	36
Total current assets	1,218	336

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $7,225 and $6,462, respectively	4,987	5,103
Franchises, net	7,384	8,942
Total investment in cable properties, net	12,371	14,045

OTHER NONCURRENT ASSETS	293	285

Total assets	$13,882	$14,666

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,310	$1,332
Current portion of long-term debt	155	--
Total current liabilities	1,465	1,332

LONG-TERM DEBT	21,511	19,908
NOTE PAYABLE – RELATED PARTY	75	65
DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	1,120	1,035
MINORITY INTEREST	203	199
PREFERRED STOCK – REDEEMABLE; $.001 par value; 1 million
shares authorized; 0 and 36,713 shares issued and outstanding, respectively	--	5

SHAREHOLDERS’ DEFICIT:
Class A Common stock; $.001 par value; 10.5 billion shares authorized;
411,737,894 and 398,226,468 shares issued and outstanding, respectively	--	--
Class B Common stock; $.001 par value; 4.5 billion
shares authorized; 50,000 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	5,344	5,327
Accumulated deficit	(15,547)	(13,096)
Accumulated other comprehensive loss	(303)	(123)

Total shareholders’ deficit	(10,506)	(7,892)

Total liabilities and shareholders’ deficit	$13,882	$14,666

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)

	Year Ended December 31,
	2008	2007	2006

REVENUES	$6,479	$6,002	$5,504

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	2,792	2,620	2,438
Selling, general and administrative	1,401	1,289	1,165
Depreciation and amortization	1,310	1,328	1,354
Impairment of franchises	1,521	178	--
Asset impairment charges	--	56	159
Other operating (income) expenses, net	69	(17)	21

	7,093	5,454	5,137

Operating income (loss) from continuing operations	(614)	548	367

OTHER INCOME AND EXPENSES:
Interest expense, net	(1,903)	(1,851)	(1,877)
Change in value of derivatives	(29)	52	(4)
Gain (loss) on extinguishment of debt	2	(148)	101
Other income (expense), net	(10)	(8)	14

	(1,940)	(1,955)	(1,766)

Loss from continuing operations, before income tax expense	(2,554)	(1,407)	(1,399)

INCOME TAX BENEFIT (EXPENSE)	103	(209)	(187)

Loss from continuing operations	(2,451)	(1,616)	(1,586)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	--	--	216

Net loss	$(2,451)	$(1,616)	$(1,370)

LOSS PER COMMON SHARE, basic and diluted:

Loss from continuing operations	$(6.56)	$(4.39)	$(4.78)

Net loss	$(6.56)	$(4.39)	$(4.13)

Weighted average common shares outstanding, basic and diluted	373,464,920	368,240,608	331,941,788

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(dollars in millions)

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Accumulated	Comprehensive	Shareholders'
	Stock	Stock	Capital	Deficit	Income (Loss)	Deficit

BALANCE, December 31, 2005	$--	$--	$5,241	$(10,166)	$5	$(4,920)
Changes in fair value of interest rate
agreements	--	--	--	--	(1)	(1)
Option compensation expense, net	--	--	6	--	--	6
Issuance of common stock in exchange for
convertible notes	--	--	66	--	--	66
Net loss	--	--	--	(1,370)	--	(1,370)

BALANCE, December 31, 2006	--	--	5,313	(11,536)	4	(6,219)
Changes in fair value of interest rate
agreements	--	--	--	--	(123)	(123)
Option compensation expense, net	--	--	12	--	--	12
Cumulative adjustment to Accumulated
Deficit for the adoption of FIN48	--	--	--	56	--	56
Other	--	--	2	--	(4)	(2)
Net loss	--	--	--	(1,616)	--	(1,616)

BALANCE, December 31, 2007	--	--	5,327	(13,096)	(123)	(7,892)
Changes in fair value of interest rate
agreements	--	--	--	--	(180)	(180)
Option compensation expense, net	--	--	12	--	--	12
Preferred stock redemption	--	--	5	--	--	5
Net loss	--	--	--	(2,451)	--	(2,451)

BALANCE, December 31, 2008	$--	$--	$5,344	$(15,547)	$(303)	$(10,506)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,451)	$(1,616)	$(1,370)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,310	1,328	1,362
Impairment of franchises	1,521	178	--
Asset impairment charges	--	56	159
Noncash interest expense	59	40	128
Change in value of derivatives	29	(52)	4
Deferred income taxes	(107)	198	202
(Gain) loss on sale of assets, net	13	(3)	(192)
(Gain) loss on extinguishment of debt	(3)	136	(101)
Other, net	39	2	4
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	3	(36)	24
Prepaid expenses and other assets	(1)	45	55
Accounts payable, accrued expenses and other	(13)	51	48

Net cash flows from operating activities	399	327	323

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,202)	(1,244)	(1,103)
Change in accrued expenses related to capital expenditures	(39)	(2)	24
Proceeds from sale of assets, including cable systems	43	104	1,020
Other, net	(12)	4	(6)

Net cash flows from investing activities	(1,210)	(1,138)	(65)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	3,105	7,877	6,322
Repayments of long-term debt	(1,354)	(7,017)	(6,938)
Proceeds from issuance of debt	--	--	440
Payments for debt issuance costs	(42)	(42)	(44)
Other, net	(13)	8	1

Net cash flows from financing activities	1,696	826	(219)

NET INCREASE IN CASH AND CASH EQUIVALENTS	885	15	39
CASH AND CASH EQUIVALENTS, beginning of period	75	60	21

CASH AND CASH EQUIVALENTS, end of period	$960	$75	$60

CASH PAID FOR INTEREST	$1,847	$1,792	$1,671

NONCASH TRANSACTIONS:
Cumulative adjustment to Accumulated Deficit for the adoption of FIN 48	$--	$56	$--
Issuance of Charter 6.50% convertible notes	$--	$479	$--
Issuances of Charter Class A common stock	$--	$--	$68
Issuance of debt by CCH I, LLC	$--	$--	$419
Issuance of debt by CCH II, LLC	$--	$--	$410
Issuance of debt by Charter Communications Operating, LLC	$--	$--	$37
Retirement of Charter 5.875% convertible notes	$--	$(364)	$(255)
Retirement of Charter Communications Holdings, LLC debt	$--	$--	$(796)
Retirement of Renaissance Media Group LLC debt	$--	$--	$(37)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

1.	Organization and Basis of Presentation

Charter Communications, Inc. (“Charter”) is a holding company whose principal assets at December 31, 2008 are the 55% controlling common equity interest (53% for accounting purposes) in Charter Communications Holding Company, LLC (“Charter Holdco”) and “mirror” notes which are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes.  Charter Holdco is the sole owner of CCHC, LLC ("CCHC"), which is the sole owner of Charter Communications Holdings, LLC ("Charter Holdings").  The consolidated financial statements include the accounts of Charter, Charter Holdco, CCHC, Charter Holdings and all of their subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is a broadband communications company operating in the United States.  The Company offers to residential and commercial customers traditional cable video programming (basic and digital video), high-speed Internet services, and telephone services, as well as advanced broadband services such as high definition television, Charter OnDemand™, and digital video recorder (“DVR”) service.  The Company sells its cable video programming, high-speed Internet, telephone, and advanced broadband services primarily on a subscription basis.  The Company also sells local advertising on cable networks.

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

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern.  The conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On February 12, 2009, Charter announced that it had reached an agreement in principle with holders of certain of its subsidiaries’ senior notes (the “Noteholders”) holding approximately $4.1 billion in aggregate principal amount of notes issued by Charter’s subsidiaries, CCH I and CCH II.  Pursuant to separate restructuring agreements, dated February 11, 2009, entered into with each Noteholder (the “Restructuring Agreements”), on or prior to April 1, 2009, Charter and its subsidiaries expect to file voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code to implement a restructuring pursuant to a joint plan of reorganization (the “Plan”) aimed at improving its capital structure (the “Proposed Restructuring”).  Refer to discussion of subsequent events regarding the Proposed Restructuring in Note 29.

During the fourth quarter of 2008, Charter Operating drew down all except $27 million of amounts available under the revolving credit facility.  During the first quarter of 2009, Charter Operating presented a qualifying draw notice to the banks under the revolving credit facility but was refused those funds.  Additionally, upon filing bankruptcy, Charter Operating will no longer have access to the revolving credit facility and will rely on cash on hand and cash flows from operating activities to fund our projected cash needs.  The Company’s projected cash needs and projected sources of liquidity depend upon, among other things, its actual results, the timing and amount of its expenditures, and the outcome of various matters in its expected Chapter 11 bankruptcy proceedings and financial restructuring.  The outcome of the Proposed Restructuring is subject to substantial risks.  See Note 29.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

The Company incurred net losses of $2.5 billion, $1.6 billion, and $1.4 billion in 2008, 2007, and 2006, respectively.  The Company’s net cash flows from operating activities were $399 million, $327 million, and $323 million for the years ending December 31, 2008, 2007, and 2006, respectively.

The Company has a significant amount of debt.  The Company's total debt as of December 31, 2008 totaled $21.7 billion, consisting of $8.6 billion of credit facility debt, $12.7 billion accreted value of high-yield notes, and $376 million accreted value of convertible senior notes.  In 2009, $155 million of the Company’s debt matures and in 2010, an additional $1.9 billion matures.  In 2011 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations.  The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, proceeds from sales of assets, issuances of debt and equity securities, and cash on hand.  However, the mix of funding sources changes from period to period. For the year ended December 31, 2008, the Company generated $399 million of net cash flows from operating activities, after paying cash interest of $1.8 billion.  In addition, the Company used $1.2 billion for purchases of property, plant and equipment.  Finally, the Company generated net cash flows from financing activities of $1.7 billion, as a result of financing transactions and credit facility borrowings completed during the year ended December 31, 2008.  As of December 31, 2008, the Company had cash on hand of $960 million.

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

Limitations on Distributions

As long as Charter’s convertible senior notes remain outstanding and are not otherwise converted into shares of common stock, Charter must pay interest on the convertible senior notes and repay the principal amount.  Charter’s ability to make interest payments on its convertible senior notes, and to repay the outstanding principal of its convertible senior notes will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.  As of December 31, 2008, Charter Holdco was owed $13 million in intercompany loans from Charter Communications Operating, LLC (“Charter Operating”) and had $1 million in cash, which amounts were available to pay interest and principal on Charter's convertible senior notes to the extent not otherwise used, for example, to satisfy maturities at Charter Holdings.  In addition, as long as Charter Holdco continues to hold the $137 million of Charter Holdings’ notes due 2009 and 2010 (as discussed further below), Charter Holdco will receive interest and principal payments from Charter Holdings to the extent Charter Holdings is able to make such payments.  Such amounts may be available to pay interest and principal on Charter’s convertible senior notes, although Charter Holdco may use those amounts for other purposes.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and CCHC) for payment of principal on parent company notes, are restricted under the indentures governing the CCH I Holdings, LLC (“CIH”) notes, CCH I, LLC (“CCH I”) notes, CCH II, LLC (“CCH II”) notes, CCO Holdings, LLC (“CCO Holdings”) notes, Charter Operating notes, and under the CCO Holdings credit facility, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended December 31, 2008, there was no default under any of these indentures or credit facilities.  However, certain of the Company’s subsidiaries did not meet their applicable leverage ratio tests based on December 31, 2008 financial results.  As a result, distributions from certain of the Company’s subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Distributions by CIH, CCH I, CCH II, CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings credit facility.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met.  For the quarter ended December 31, 2008, there was no default under Charter Holdings’ indentures, the other specified tests were met, and Charter Holdings met its leverage ratio test based on December 31, 2008 financial results.  Such distributions would be restricted, however, if Charter Holdings fails to meet these tests at the time of the contemplated distribution.  In the past, Charter Holdings has from time to time failed to meet this leverage ratio test.  There can be no assurance that Charter Holdings will satisfy these tests at the time of the contemplated distribution. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

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

It is uncertain whether the Company will have, at the relevant times, sufficient surplus at the relevant subsidiaries to make distributions, including for payments of interest and principal on the debts of the parents of such entities, and there can otherwise be no assurance that the Company’s subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service the Company’s indebtedness.

3.	Summary of Significant Accounting Policies

Consolidation of Variable Interest Entities

The Company consolidates variable interest entities according to the principles and guidance contained in FIN 46(R), based upon evaluation of the Company’s ability to make decisions about another entity’s activities, its obligation to absorb the expected losses of the entity, and its right to receive the expected residual returns of the entity.

The Company has a 55% controlling common equity interest (53% for accounting purposes) in Charter Holdco.  The Company is the sole manager of Charter Holdco and has 100% of its voting membership units.  The Company determined that Charter Holdco is a variable interest entity based upon Charter Holdco’s owners holding voting rights disproportionate to their economic interest and the Company’s obligation to absorb all of the expected losses of Charter Holdco.  At December 31, 2008, membership units of Charter Holdco were also owned by Vulcan Cable III Inc. (“Vulcan Cable”) and Charter Investment, Inc. (“CII”), which were both owned by Mr. Paul G. Allen, the Company’s chairman and majority shareholder, and were considered related parties of the Company.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

There are no restrictions over the Company’s control of Charter Holdco’s operations or assets.  As a result of being the most closely associated with Charter Holdco, the Company has determined that it is the primary beneficiary within the related party group and that the financial results of Charter Holdco should be consolidated with the Company.  For the year ended December 31, 2008, the Company has not experienced any reconsideration events that would indicate any other variable interest entities that would require consolidation under FIN 46(R).

Charter Holdco holds broadband communication businesses that are managed by the Company.  All income and expenses generated by Charter Holdco are consolidated into the Company.  Charter Holdco also holds all of the cash flows reported by the Company.  All liabilities held by Charter Holdco are consolidated into the Company.  The Company has not provided financial or other support to Charter Holdco that it was not previously contractually required to provide.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  These investments are carried at cost, which approximates market value.  Cash and cash equivalents consist primarily of money market funds and commercial paper.

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

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed.  The Company expects to continually renew its franchise agreements and have concluded that substantially all of the related franchise rights are indefinite lived intangible assets.  Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future.  Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, requires

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The Company has not recorded an estimate for potential franchise related obligations but would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed.  The Company also expects to renew many of its lease agreements related to the continued operation of its cable business in the franchise areas.  For the Company’s lease agreements, the estimated liabilities related to the removal provisions, where applicable, have been recorded and are not significant to the financial statements.

Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. All franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually or more frequently as warranted by events or changes in circumstances (see Note 7).  The Company concluded that substantially all of its franchises qualify for indefinite-life treatment.  Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

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

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of long-lived assets to be held and used for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life franchise under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results.  If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value.  While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability.  No impairments of long-lived assets to be held and used were recorded in 2008, 2007, and 2006; however, approximately $56 million and $159 million of impairment on assets held for sale was recorded for the years ended December 31, 2007 and 2006, respectively (see Note 4).

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  For those instruments which qualify as hedging activities, related gains or losses are recorded in accumulated other comprehensive income (loss).  For all other derivative instruments, the related gains or losses are recorded in the statements of operations.  The Company uses interest rate swap agreements to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates.  The Company’s policy is to manage its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.  At the banks’ option, certain interest rate swap agreements may be extended through 2014.  The Company does not hold or issue any derivative financial instruments for trading purposes.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Certain provisions of the Company’s 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes.  In accordance with SFAS No. 133, these derivatives are marked to market with gains or losses recorded as the change in value of derivatives on the Company’s consolidated statements of operations.  For the years ended December 31, 2008, 2007, and 2006, the Company recognized $33 million and $98 million in gains, and $10 million in losses, respectively, related to these derivatives.  At December 31, 2008 and 2007, $0 and $33 million is recorded on the Company’s balance sheets related to these derivatives.

Revenue Recognition

Revenues from residential and commercial video, high-speed Internet and telephone services are recognized when the related services are provided.  Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast.  Franchise fees imposed by local governmental authorities are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities.  Franchise fees of $187 million, $177 million, and $179 million for the years ended December 31, 2008, 2007, and 2006, respectively, are reported in other revenues, on a gross basis with a corresponding operating expense.  Sales taxes collected and remitted to state and local authorities are recorded on a net basis.

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2008	2007	2006

Video	$3,463	$3,392	$3,349
High-speed Internet	1,356	1,243	1,047
Telephone	555	345	137
Commercial	392	341	305
Advertising sales	308	298	319
Other	405	383	347

	$6,479	$6,002	$5,504

Programming Costs

The Company has various contracts to obtain basic, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer.  The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition.  Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers.  Certain programming contracts contain incentives to be paid by the programmers.  The Company receives these payments related to the activation of the programmer’s cable television channel and recognizes the incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense.  This offset to programming expense was $33 million, $25 million, and $32 million for the years ended December 31, 2008, 2007, and 2006, respectively.  As of December 31, 2008 and 2007, the deferred amounts of such economic consideration, included in other long-term liabilities, were $61 million and $90 million, respectively.  Programming costs included in the accompanying statement of operations were $1.6 billion, $1.6 billion, and $1.5 billion for the years ended December 31, 2008, 2007, and 2006, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred.  Such advertising expense was $229 million, $187 million, and $131 million for the years ended December 31, 2008, 2007, and 2006, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share – Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company recorded $33 million, $18 million, and $13 million of option compensation expense which is included in general and administrative expenses for the years ended December 31, 2008, 2007, and 2006, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for grants during the years ended December 31, 2008, 2007, and 2006, respectively; risk-free interest rates of 3.5%, 4.6%, and 4.6%; expected volatility of 88.1%, 70.3%, and 87.3% based on historical volatility; and expected lives of 6.3 years, 6.3 years, and 6.3 years, respectively.  The valuations assume no dividends are paid.

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

Minority Interest

Minority interest on the consolidated balance sheets represents preferred membership interests in CC VIII, LLC (“CC VIII”), an indirect subsidiary of Charter held by Mr. Paul G. Allen.  Minority interest totaled $203 million and $199 million as of December 31, 2008 and 2007, respectively, on the accompanying consolidated balance sheets.

Reported losses allocated to minority interest on the statement of operations, recorded within other expense, reflect the minority interests in CC VIII.  Because minority interest in Charter Holdco was eliminated, Charter absorbs all losses before income taxes that otherwise would have been allocated to minority interest.  On January 1, 2009, the Company will adopt SFAS No. 160, which requires losses to be allocated to non-controlling minority interests even when such amounts are deficits (see Note 11).

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by 373,464,920 shares, 368,240,608 shares, and 331,941,788 shares for the years ended December 31, 2008, 2007, and 2006, representing the weighted-average common shares outstanding during the respective periods.  Diluted loss per common share equals basic loss per common share for the periods presented, as the effect of stock options and other convertible securities are antidilutive because the Company incurred net losses.  All membership units of Charter Holdco are exchangeable on a one-for-one basis into common stock of Charter at the option of the holders.  As of December 31, 2008, Charter

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Holdco had 750,919,925 membership units outstanding.  Should the holders exchange units for shares, the effect would not be dilutive to earnings per share because the Company incurred net losses.

The 21.8 million and 24.8 million shares outstanding as of December 31, 2008 and 2007, respectively, pursuant to the share lending agreement described in Note 13 are required to be returned, in accordance with the contractual arrangement, and are treated in basic and diluted earnings per share as if they were already returned and retired.  Consequently, there is no impact of the shares of common stock lent under the share lending agreement in the earnings per share calculation.

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

The Company’s operations are managed on the basis of geographic operating segments.  The Company has evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No. 131 and believes it meets each of the respective criteria set forth.  The Company delivers similar products and services within each of its geographic operations.  Each geographic service area utilizes similar means for delivering the programming of the Company’s services; have similarity in the type or class of customer receiving the products and services; distributes the Company’s services over a unified network; and operates within a consistent regulatory environment.  In addition, each of the geographic operating segments has similar economic characteristics.  In light of the Company’s similar services, means for delivery, similarity in type of customers, the use of a unified network and other considerations across its geographic operating structure, management has determined that the Company has one reportable segment, broadband services.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Summarized consolidated financial information for the years ended December 31, 2006 for the West Virginia and Virginia cable systems is as follows:

Year Ended December 31, 2006
Revenues	$109
Income before income taxes	$238
Income tax expense	$(22)
Net income	$216
Earnings per common share, basic and diluted	$0.65

In 2007 and 2006, the Company recorded asset impairment charges of $56 million and $60 million, respectively, related to other cable systems meeting the criteria of assets held for sale.

5.	Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2008	2007	2006

Balance, beginning of year	$18	$16	$17
Charged to expense	122	107	89
Uncollected balances written off, net of recoveries	(122)	(105)	(90)

Balance, end of year	$18	$18	$16

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2008 and 2007:

	2008	2007

Cable distribution systems	$7,008	$6,697
Customer equipment and installations	4,057	3,740
Vehicles and equipment	256	257
Buildings and leasehold improvements	497	483
Furniture, fixtures and equipment	394	388

	12,212	11,565
Less: accumulated depreciation	(7,225)	(6,462)

	$4,987	$5,103

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future.  A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.  In 2007, the Company changed the useful lives of certain property, plant, and equipment based on technological changes.  The change in useful lives reduced depreciation expense by approximately $81 million and $8 million during 2008 and 2007, respectively.

Depreciation expense for each of the years ended December 31, 2008, 2007, and 2006 was $1.3 billion.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

7.	Franchises, Goodwill and Other Intangible Assets

Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets.  Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually, or more frequently as warranted by events or changes in circumstances.  Franchises are aggregated into essentially inseparable units of accounting to conduct the valuations.  The units of accounting generally represent geographical clustering of the Company’s cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.  The Company has historically assessed that its divisional operations were the appropriate level at which the Company’s franchises should be evaluated.  Based on certain organizational changes in 2008, the Company determined that the appropriate units of accounting for franchises are now the individual market area, which is a level below the Company’s geographic divisional groupings previously used.  The organizational change in 2008 consolidated the Company’s three divisions to two operating groups and put more management focus on the individual market areas.  The Company completed its impairment assessment as of December 31, 2008 upon completion of its 2009 budgeting process.  Largely driven by the impact of the current economic downturn along with increased competition, the Company lowered its projected revenue and expense growth rates, and accordingly revised its estimates of future cash flows as compared to those used in prior valuations.  As a result, the Company recorded $1.5 billion of impairment for the year ended December 31, 2008.   The Company recorded $178 million of impairment for the year ended December 31, 2007.  The valuation completed for 2006 showed franchise fair values in excess of book value, and thus resulted in no impairment.

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

Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers.  The present value of these after-tax cash flows yields the fair value of the customer relationships.  Substantially all acquisitions occurred prior to January 1, 2002.  The Company did not record any value associated with the customer relationship intangibles related to those acquisitions.  For acquisitions subsequent to January 1, 2002, the Company did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

As of December 31, 2008 and 2007, indefinite-lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises with indefinite lives	$7,377	$--	$7,377	$8,929	$--	$8,929
Goodwill	68	--	68	67	--	67

	$7,445	$--	$7,445	$8,996	$--	$8,996

Finite-lived intangible assets:
Franchises with finite lives	$16	$9	$7	$23	$10	$13
Other intangible assets	71	41	30	97	73	24
	$87	$50	$37	$120	$83	$37

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals.  During the year ended December 31, 2008, the net carrying amount of indefinite-lived franchises was reduced by $1.5 billion as a result of the impairment of franchises discussed above, $32 million related to cable asset sales completed in 2008, and $4 million as a result of the finalization of purchase accounting related to cable asset acquisitions.  Additionally, during the year ended December 31, 2008, approximately $5 million of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on management’s assessment when these franchises migrated to state-wide franchising.  For the year ended December 31, 2007, the net carrying amount of indefinite-lived franchises was reduced by $178 million as a result of the impairment of franchises discussed above, $77 million related to cable asset sales completed in 2007, and $56 million as a result of the asset impairment charges recorded related to these cable asset sales.  These decreases were offset by $33 million of franchises added as a result of acquisitions of cable assets.

Franchise amortization expense for the years ended December 31, 2008, 2007, and 2006 was $2 million, $3 million, and $2 million, respectively.  During the year ended December 31, 2008, the net carrying amount of finite-lived franchises increased $1 million as a result of costs incurred associated with franchise renewals.  Other intangible assets amortization expense for the years ended December 31, 2008, 2007 and 2006 was $5 million, $4 million, and $4 million, respectively.  The Company expects that amortization expense on franchise assets and other intangible assets will be approximately $7 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2008 and 2007:

	2008	2007

Accounts payable – trade	$99	$127
Accrued capital expenditures	56	95
Accrued expenses:
Interest	408	418
Programming costs	305	273
Franchise related fees	60	66
Compensation	124	116
Other	258	237

	$1,310	$1,332

9.	Long-Term Debt

Long-term debt consists of the following as of December 31, 2008 and 2007:

	2008		2007
	Principal	Accreted	Principal	Accreted
	Amount	Value	Amount	Value
Charter Communications, Inc.:
5.875% convertible senior notes due November 16, 2009	$3	$3	$49	$49
6.50% convertible senior notes due October 1, 2027	479	373	479	353
Charter Communications Holdings, LLC:
10.000% senior notes due April 1, 2009	53	53	88	88
10.750% senior notes due October 1, 2009	4	4	63	63
9.625% senior notes due November 15, 2009	25	25	37	37
10.250% senior notes due January 15, 2010	1	1	18	18
11.750% senior discount notes due January 15, 2010	1	1	16	16
11.125% senior notes due January 15, 2011	47	47	47	47
13.500% senior discount notes due January 15, 2011	60	60	60	60
9.920% senior discount notes due April 1, 2011	51	51	51	51
10.000% senior notes due May 15, 2011	69	69	69	69
11.750% senior discount notes due May 15, 2011	54	54	54	54
12.125% senior discount notes due January 15, 2012	75	75	75	75
CCH I Holdings, LLC:
11.125% senior notes due January 15, 2014	151	151	151	151
13.500% senior discount notes due January 15, 2014	581	581	581	581
9.920% senior discount notes due April 1, 2014	471	471	471	471
10.000% senior notes due May 15, 2014	299	299	299	299
11.750% senior discount notes due May 15, 2014	815	815	815	815
12.125% senior discount notes due January 15, 2015	217	217	217	217
CCH I, LLC:
11.000% senior notes due October 1, 2015	3,987	4,072	3,987	4,083
CCH II, LLC:
10.250% senior notes due September 15, 2010	1,860	1,857	2,198	2,192
10.250% senior notes due October 1, 2013	614	598	250	260
CCO Holdings, LLC:
8 3/4% senior notes due November 15, 2013	800	796	800	795
Credit facility	350	350	350	350

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Charter Communications Operating, LLC:
8.000% senior second-lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second-lien notes due April 30, 2014	770	770	770	770
10.875% senior second-lien notes due September 15, 2014	546	527	--	--
Credit facilities	8,246	8,246	6,844	6,844
Total Debt	$21,729	$21,666	$19,939	$19,908
Less: Current Portion	155	155	--	--
Long-Term Debt	$21,574	$21,511	$19,939	$19,908

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due) is equal to the principal amount of notes.  See Note 29 related to the proposed restructuring.

Charter Convertible Notes

The Charter convertible notes rank equally with any of Charter’s future unsubordinated and unsecured indebtedness, but are structurally subordinated to all existing and future indebtedness and other liabilities of Charter’s subsidiaries.

The 5.875% convertible senior notes are convertible at any time at the option of the holder into shares of Class A common stock at an initial conversion rate of 413.2231 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $2.42 per share, subject to certain adjustments.  Specifically, the adjustments include anti-dilutive provisions, which cause adjustments to occur automatically based on the occurrence of specified events to provide protection rights to holders of the notes.  The conversion rate may also be increased (but not to exceed 462 shares per $1,000 principal amount of notes) upon a specified change of control transaction.  Additionally, Charter may elect to increase the conversion rate under certain circumstances when deemed appropriate, and subject to applicable limitations of the NASDAQ Global Select Market.  Upon conversion, the Company shall have the right to deliver, in lieu of shares of Class A common stock, cash, or a combination of cash and common stock.

Charter may redeem the 5.875% convertible senior notes in whole or in part for cash at any time at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest, if any, but only if for any 20 trading days in any 30 consecutive trading day period the closing price has exceeded 150% of the conversion price.  Holders who convert 5.875% convertible senior notes that Charter has called for redemption shall receive the present value of the interest on the notes converted that would have been payable for the period from the redemption date through the scheduled maturity date for the notes, plus any accrued interest.

In the second quarter of 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $46 million principal amount of Charter’s 5.875% convertible senior notes due 2009, for approximately $42 million of cash.  The purchased 5.875% convertible senior notes were cancelled resulting in approximately $3 million principal amount of such notes remaining outstanding.  The transactions resulted in a gain on extinguishment of debt of approximately $3 million for the year ended December 31, 2008, included in gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

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

Except for the 10.00% notes due April 1, 2009, the 10.75% notes due October 1, 2009 and the 9.625% notes due November 15, 2009, which notes may not be redeemed prior to their respective maturity dates, the Charter Holdings notes may be redeemed at the option of Charter Holdings on or after varying dates, in each case at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, on or after varying dates in 2008 through 2010.

In the event that a specified change of control event occurs, Charter Holdings and Charter Capital must offer to repurchase any then outstanding notes at 101% of their principal amount or accreted value, as applicable, plus accrued and unpaid interest, if any.

In the second quarter of 2008, Charter Holdco repurchased, in private transactions from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due 2009 and 2010 for approximately $35 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.  The transactions resulted in a gain on extinguishment of debt of approximately $1 million for the year ended December 31, 2008, included in gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations.

In October 2008, Charter Holdco completed a tender offer, in which a total of approximately $102 million principal amount of various Charter Holdings notes due 2009 and 2010 were exchanged for approximately $99 million of cash.  Charter Holdco continues to hold the Charter Holdings notes.  The transactions resulted in a gain on extinguishment of debt of approximately $2 million for the year ended December 31, 2008, included in gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
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
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

In the event of specified change of control events, CCH II must offer to purchase the outstanding CCH II notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

In July 2008, CCH II completed a tender offer, in which $338 million of CCH II’s 10.25% senior notes due 2010 were accepted for $364 million of CCH II’s 10.25% senior notes due 2013, which were issued as part of the same series of notes as CCH II’s $250 million aggregate principal amount of 10.25% senior notes due 2013, which were issued in September 2006.  The transactions resulted in a loss on extinguishment of debt of approximately $4 million for the year ended December 31, 2008, included in gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations.

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
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

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

CCO Holdings Credit Facility

The CCO Holdings credit facility consists of a $350 million term loan.  The term loan matures on September 6, 2014.  The CCO Holdings credit facility also allows the Company to enter into incremental term loans in the future, maturing on the dates set forth in the notices establishing such term loans, but no earlier than the maturity date of the existing term loans.  However, no assurance can be given that the Company could obtain such incremental term loans if CCO Holdings sought to do so.  Borrowings under the CCO Holdings credit facility bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin.  The applicable margin for LIBOR term loans, other than incremental loans, is 2.50% above LIBOR.  The applicable margin with respect to the incremental loans is to be agreed upon by CCO Holdings and the lenders when the incremental loans are established.  The CCO Holdings credit facility is secured by the equity interests of Charter Operating, and all proceeds thereof.

Charter Operating Credit Facilities

The Charter Operating credit facilities provide borrowing availability of up to $8.0 billion as follows:

•
a term loan with an initial total principal amount of $6.5 billion, which is repayable in equal quarterly installments, commencing March 31, 2008, and aggregating in each loan year to 1% of the original amount of the term loan, with the remaining balance due at final maturity on March 6, 2014; and

•	a revolving line of credit of $1.5 billion, with a maturity date on March 6, 2013.

The Charter Operating credit facilities also allow the Company to enter into incremental term loans in the future with an aggregate amount of up to $1.0 billion, with amortization as set forth in the notices establishing such term loans, but with no amortization greater than 1% prior to the final maturity of the existing term loan.  In March 2008, Charter Operating borrowed $500 million principal amount of incremental term loans (the “Incremental Term

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Loans”) under the Charter Operating credit facilities. The Incremental Term Loans have a final maturity of March 6, 2014 and prior to this date will amortize in quarterly principal installments totaling 1% annually beginning on June 30, 2008.  The Incremental Term Loans bear interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, and are otherwise governed by and subject to the existing terms of the Charter Operating credit facilities.   Net proceeds from the Incremental Term Loans were used for general corporate purposes.  Although the Charter Operating credit facilities allow for the incurrence of up to an additional $500 million in incremental term loans, no assurance can be given that additional incremental term loans could be obtained in the future if Charter Operating sought to do so especially after the announcement of Charter’s plan to file a Chapter 11 bankruptcy proceeding on or before April 1, 2009.  See Note 29.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate (1.46% to 3.50% as of December 31, 2008 and 4.87% to 5.24% as of December 31, 2007), as defined, plus a margin for Eurodollar loans of up to 2.00% for the revolving credit facility and 2.00% for the term loan, and quarterly commitment fee of 0.5% per annum is payable on the average daily unborrowed balance of the revolving credit facility.

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

As of December 31, 2008, outstanding borrowings under the Charter Operating credit facilities were approximately $8.2 billion and the unused total potential availability was approximately $27 million.

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
•
the failure to comply with specified covenants, including but not limited to a covenant to deliver audited financial statements for Charter Operating with an unqualified opinion from the Company’s independent accountants and without a “going concern” or like qualification or exception.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
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

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes.  The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the Charter convertible senior notes, the Charter Holdings notes, the CIH notes, the CCH I notes, the CCH II notes, the CCO Holdings notes, and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

Based upon outstanding indebtedness as of December 31, 2008, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, total future principal payments on the total borrowings under all debt agreements as of December 31, 2008, are as follows:

Year	Amount

2009	$155
2010	1,932
2011	351
2012	1,724
2013	2,799
Thereafter	14,768

$21,729

10.	Note Payable – Related Party

In October 2005, CCHC issued a subordinated exchangeable note (the “CCHC Note”) to CII.  The CCHC Note has a 15-year maturity.  The CCHC Note has an initial accreted value of $48 million accreting at 14% compounded quarterly, except that from and after February 28, 2009, CCHC may pay any increase in the accreted value of the CCHC Note in cash and the accreted value of the CCHC Note will not increase to the extent such amount is paid in cash.  The CCHC Note is exchangeable at CII’s option, at any time, for Charter Holdco Class A Common units at a rate equal to the then accreted value, divided by $2.00 (the “Exchange Rate”).  Customary anti-dilution protections have been provided that could cause future changes to the Exchange Rate.  Additionally, the Charter Holdco Class A Common units received will be exchangeable by the holder into Charter Class B common stock in accordance with existing agreements between CII, Charter and certain other parties signatory thereto.  Beginning March 1, 2009, if the closing price of Charter common stock is at or above the Exchange Rate for 20 trading days within any 30

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

consecutive trading day period, Charter Holdco may require the exchange of the CCHC Note for Charter Holdco Class A Common units at the Exchange Rate.  Additionally, CCHC has the right to redeem the CCHC note from and after February 28, 2009 for cash in an amount equal to the then accreted value.  CCHC has the right to redeem the CCHC Note upon certain change of control events for cash in an amount equal to the then accreted value, such amount, if redeemed prior to February 28, 2009, would also include a make whole up to the accreted value through February 28, 2009.  CCHC must redeem the CCHC Note at its maturity for cash in an amount equal to the initial stated value plus the accreted return through maturity.  The accreted value of the CCHC Note as of December 31, 2008 and 2007 is $75 million and $65 million, respectively.  If not redeemed prior to maturity in 2020, $380 million would be due under this note.  See Note 29.

11.	Minority Interest and Equity Interest of Charter Holdco

Charter is a holding company whose primary assets are a controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems, and $482 million and $528 million at December 31, 2008 and 2007, respectively, of mirror notes payable by Charter Holdco to Charter, and which have the same principal amount and terms as those of Charter’s 5.875% and 6.50% convertible senior notes.  Minority interest on the Company’s consolidated balance sheets as of December 31, 2008 and 2007 represents Mr. Paul G. Allen’s, Charter’s chairman and controlling shareholder, 5.6% preferred membership interests in CC VIII, an indirect subsidiary of Charter Holdco, of $203 million and $199 million, respectively.

Minority interest historically included the portion of Charter Holdco’s member’s equity not owned by Charter.  However, members’ deficit of Charter Holdco was $10.1 billion, $7.3 billion, and $5.9 billion as of December 31, 2008, 2007, and 2006, respectively, thus minority interest in Charter Holdco has been eliminated.  Minority ownership, for accounting purposes, was 47%, 48%, and 48% as of December 31, 2008, 2007, and 2006, respectively.  Because minority interest in Charter Holdco is substantially eliminated, Charter absorbs all losses of Charter Holdco.  On January 1, 2009, Charter will adopt SFAS No. 160 which requires losses to be allocated to non-controlling (minority) interests even when such amounts are deficits. As such, future losses will be allocated between Charter and the non-controlling interest.  Changes to minority interest consist of the following for the periods presented:

Minority
Interest

Balance, December 31, 2005	$188
Minority interest in income of subsidiary	4

Balance, December 31, 2006	192
Minority interest in income of subsidiary	7

Balance, December 31, 2007	199
Minority interest in income of subsidiary	4

Balance, December 31, 2008	$203

12.	Preferred Stock – Redeemable

In August 2008, Charter entered into exchange agreements with each of the four holders (the "Holders") of Charter’s Series A Convertible Redeemable Preferred Stock ("Preferred Stock").  Pursuant to the exchange agreements, the Holders exchanged 36,713 shares of Preferred Stock having a liquidation preference of approximately $5 million for approximately 4.7 million shares of Charter’s Class A Common Stock ("Common Stock") based on the closing price of the Common Stock on August 25, 2008.  The shares of Preferred Stock were cancelled by Charter and no shares of Preferred Stock remain outstanding as of December 31, 2008.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
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

The following table summarizes our share activity for the three years ended December 31, 2008:

	Class A	Class B
	Common	Common
	Stock	Stock

BALANCE, January 1, 2006	416,204,671	50,000
Option exercises	1,046,540	--
Restricted stock issuances, net of cancellations	809,474	--
Issuances pursuant to share lending agreement	22,038,000	--
Returns pursuant to share lending agreement	(77,104,100)	--
Issuances in exchange for convertible notes	45,000,000	--

BALANCE, December 31, 2006	407,994,585	50,000
Option exercises	2,724,271	--
Restricted stock issuances, net of cancellations	2,507,612	--
Returns pursuant to share lending agreement	(15,000,000)	--

BALANCE, December 31, 2007	398,226,468	50,000
Option exercises and performance share vesting	1,616,906	--
Restricted stock issuances, net of cancellations	10,194,534	--
Issuances in exchange for preferred shares	4,699,986	--
Returns pursuant to share lending agreement	(3,000,000)	--

BALANCE, December 31, 2008	411,737,894	50,000

Charter issued 45 million shares of Class A Common Stock in September 2006 in connection with the Charter, CCHC and CCH II exchange.

Charter issued 22.0 million and 94.9 million shares of Class A common stock during 2006 and 2005, respectively, in public offerings.  The shares were issued pursuant to the share lending agreement, pursuant to which Charter had previously agreed to loan up to 150 million shares to Citigroup Global Markets Limited ("CGML").  As of December 31, 2008, 95.1 million shares had been returned under the share lending agreement.

These offerings of Charter’s Class A common stock were conducted to facilitate transactions by which investors in Charter’s 5.875% convertible senior notes due 2009, issued on November 22, 2004, hedged their investments in the convertible senior notes.  Charter did not receive any of the proceeds from the sale of this Class A common stock.  However, under the share lending agreement, Charter received a loan fee of $.001 for each share that it lends to CGML.  In connection with the tender offer completed in October 2007 in which Charter exchanged certain of the 5.875% convertible senior notes due 2009 for 6.5% convertible senior notes due 2027, Charter amended the share lending agreement to allow for the borrowed shares to remain outstanding through the maturity of the new convertible notes.

The issuance of 116.9 million shares pursuant to this share lending agreement is essentially analogous to a sale of shares coupled with a forward contract for the reacquisition of the shares at a future date.  An instrument that

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

requires physical settlement by repurchase of a fixed number of shares in exchange for cash is considered a forward purchase instrument.  While the share lending agreement does not require a cash payment upon return of the shares, physical settlement is required (i.e., the shares borrowed must be returned at the end of the arrangement).  The fair value of the 21.8 million loaned shares outstanding is approximately $2 million as of December 31, 2008.  However, the net effect on shareholders’ deficit of the shares lent pursuant to the share lending agreement, which includes Charter’s requirement to lend the shares and the counterparties’ requirement to return the shares, is de minimis and represents the cash received upon lending of the shares and is equal to the par value of the common stock issued.

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

The Rights Plan was adopted in an attempt to protect against a possible limitation on Charter’s ability to use its net operating loss carryforwards, which could significantly impair the value of that asset.  See Note 22.  The Rights Plan is intended to act as a deterrent to any person or group from acquiring 5.0% or more of Charter’s Class A common stock or any person or group holding 5.0% or more of Charter’s Class A common stock (“Acquiring Person”) from acquiring more shares without the approval of Charter’s board of directors.  The Rights will not be exercisable until 10 days after a public announcement by Charter that a person or group has become an Acquiring Person.  Upon such a triggering event, except as may be determined by Charter’s board of directors, with the consent of the holders of the majority of the Class B common stock, all outstanding, valid, and exercisable Rights, except for those Rights held by any Acquiring Person, will be exchanged for 2.5 shares of Class A common stock and/or Class B common stock, as applicable, or an equivalent security.  If Charter’s board of directors and holders of the Class B common stock determine that such an exchange does not occur upon such a triggering event, all holders of Rights, except any Acquiring Person, may exercise their Rights upon payment of the purchase price to purchase five shares of Charter’s Class A common stock and/or Class B common stock, as applicable (or other securities or assets as determined by Charter’s board of directors) at a 50% discount to the then current market price.  The Rights and Rights Agreement will expire on December 31, 2009, if not terminated earlier.

15.	Comprehensive Loss

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss.  Comprehensive loss for the years ended December 31, 2008, 2007, and 2006 was $2.6 billion, $1.7 billion, and $1.4 billion, respectively.

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

The Company’s hedging policy does not permit it to hold or issue derivative instruments for speculative trading purposes.  The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

related results on hedged items in the consolidated statement of operations.  The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the years ended December 31, 2008, 2007, and 2006, change in value of derivatives includes gains of $0, $0, and $2 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements.  This ineffectiveness arises from differences between critical terms of the agreements and the related hedged obligations.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet the effectiveness criteria specified by SFAS No. 133 are reported in accumulated other comprehensive loss.  For the years ended December 31, 2008, 2007, and 2006, losses of $180 million, $123 million and $1 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in accumulated other comprehensive loss.  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a change in value of derivatives in the Company’s consolidated statements of operations.  For the years ended December 31, 2008, 2007, and 2006, change in value of derivatives includes losses of $62 million and $46 million and gains of $4 million, respectively, resulting from interest rate derivative instruments not designated as hedges.

As of December 31, 2008, 2007, and 2006, the Company had outstanding $4.3 billion, $4.3 billion, and $1.7 billion, in notional amounts of interest rate swaps outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

17.	Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2008 and 2007 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The fair value of interest rate agreements represents the estimated amount the Company would receive or pay upon termination of the agreements adjusted for Charter Operating’s credit risk.  Management believes that the sellers of the interest rate agreements will be able to meet their obligations under the agreements.  In addition, some of the interest rate agreements are with certain of the participating banks under the Company’s credit facilities, thereby reducing the exposure to credit loss.  The Company has policies regarding the financial stability and credit standing of major counterparties.  Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The estimated fair value of the Company’s notes at December 31, 2008 and 2007 are based on quoted market prices and the fair value of the credit facilities is based on dealer quotations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

A summary of the carrying value and fair value of the Company’s debt at December 31, 2008 and 2007 is as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
Charter convertible notes	$376	$12	$402	$332
Charter Holdings debt	440	159	578	471
CIH debt	2,534	127	2,534	1,627
CCH I debt	4,072	658	4,083	3,225
CCH II debt	2,455	1,051	2,452	2,390
CCO Holdings debt	796	505	795	761
Charter Operating debt	2,397	1,923	1,870	1,807
Credit facilities	8,596	6,187	7,194	6,723

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

The Company’s financial liabilities that are accounted for at fair value on a recurring basis are presented in the table below:

	Fair Value As of December 31, 2008				Fair Value As of December 31, 2007
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Interest rate derivatives	$--	$411	$--	$411	$--	$169	$--	$169
Embedded derivatives	--	--	--	--	--	--	33	33
	$--	$411	$--	$411	$--	$169	$33	$202

The weighted average interest pay rate for the Company’s interest rate swap agreements was 4.93% and 4.93% at December 31, 2008 and 2007, respectively.

18.	Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the years presented:

	Year Ended December 31,
	2008	2007	2006

(Gain) loss on sale of assets, net	$13	$(3)	$8
Special charges, net	56	(14)	13

	$69	$(17)	$21

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets represents the (gain) loss recognized on the sale of fixed assets and cable systems.

Special charges, net

Special charges, net for the year ended December 31, 2008 includes severance charges and litigation related items, including settlement costs associated with the Sjoblom litigation (see Note 24), offset by favorable insurance settlements related to hurricane Katrina claims.  Special charges, net for the year ended December 31, 2007, primarily represents favorable legal settlements of approximately $20 million offset by severance associated with the closing of call centers and divisional restructuring.  Special charges, net for the year ended December 31, 2006 primarily represent severance associated with the closing of call centers and divisional restructuring.

19.	Gain (Loss) on Extinguishment of Debt

	Year Ended December 31,
	2008	2007	2006

Charter Holdings debt notes repurchases / exchanges	$3	$(3)	$108
CCO Holdings notes redemption	--	(19)	--
Charter Operating credit facilities refinancing	--	(13)	(27)
Charter convertible note repurchases / exchanges	3	(113)	20
CCH II tender offer	(4)	--	--

	$2	$(148)	$101

See Note 9 for discussion of 2008 debt transactions.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

In October 2007, Charter Holdco completed a tender offer in which $364 million of Charter’s 5.875% convertible senior notes due 2009 were accepted for $479 million of Charter’s 6.50% convertible senior notes due 2027.  The tender offer resulted in a loss on extinguishment of debt of approximately $113 million for the year ended December 31, 2007, included in gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations.

In April 2007, Charter Holdings completed a tender offer in which $97 million of Charter Holdings’ notes were accepted in exchange for $100 million of total consideration, including premiums and accrued interest.  In addition, Charter Holdings redeemed $187 million of its 8.625% senior notes due April 1, 2009 and CCO Holdings redeemed $550 million of its senior floating rate notes due December 15, 2010.  These redemptions closed in April 2007.  The redemptions and tender resulted in a loss on extinguishment of debt for the CCH transactions and the CCOH transaction of approximately $3 million and $19 million, respectively, for the year ended December 31, 2007, included in gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations.

In March 2007, Charter Operating refinanced its facilities resulting in a loss on extinguishment of debt for the year ended December 31, 2007 of approximately $13 million included in gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations.

In September 2006, Charter Holdings, CCH I and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings for $250 million principal amount of new 10.25% CCH II notes due 2013 and $462 million principal amount of 11% CCH I notes due 2015.  The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.  The exchange resulted in a gain on extinguishment of debt of approximately $108 million for the year ended December 31, 2006.

In September 2006, CCHC and CCH II completed the exchange of $450 million principal amount of Charter’s outstanding 5.875% senior convertible notes due 2009 for $188 million in cash, 45 million shares of Charter’s Class A common stock valued at $68 million and $146 million principal amount of 10.25% CCH II notes due 2010.  The convertible notes received in the exchange held by CCHC, were transferred to Charter Holdco in August 2007, and subsequently cancelled in November 2007.  The exchange resulted in a gain on extinguishment of debt of approximately $20 million for the year ended December 31, 2006.

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan no later than April 2007), a $5.0 billion term loan due in 2013 and certain amendments to the existing $1.5 billion revolving credit facility.  In addition, the refinancing reduced margins on Eurodollar rate term loans to 2.625% from a weighted average of 3.15% previously and margins on base rate term loans to 1.625% from a weighted average of 2.15% previously.  Concurrent with this refinancing, the CCO Holdings bridge loan was terminated.  The refinancing resulted in a loss on extinguishment of debt for the year ended December 31, 2006 of approximately $27 million.

20.	Other Income (Expense), Net

Other income (expense), net consists of the following for years presented:

	Year Ended December 31,
	2008	2007	2006

Minority interest (Note 11)	$(4)	$(7)	$(4)
Gain (loss) on investment	(1)	--	16
Other, net	(5)	(1)	2

	$(10)	$(8)	$14

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

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

Under Charter's Long-Term Incentive Program (“LTIP”), a program administered under the 2001 Stock Incentive Plan, employees of Charter and its subsidiaries whose pay classifications exceeded a certain level were eligible in 2006 and 2007 to receive stock options, and more senior level employees were eligible to receive stock options and performance units.  The stock options vest 25% on each of the first four anniversaries of the date of grant.  Generally, options expire 10 years from the grant date.  The performance units became performance shares on or about the first anniversary of the grant date, conditional upon Charter's performance against financial performance measures established by Charter’s management and approved by its board of directors as of the time of the award.  The performance shares become shares of Class A common stock on the third anniversary of the grant date of the performance units.  In March 2008, the Company adopted the 2008 incentive program to allow for the issuance of performance units and restricted stock under the 2001 Stock Incentive Plan and for the issuance of performance cash.  Under the 2008 incentive program, subject to meeting performance criteria, performance units and performance cash are deposited into a performance bank of which one-third of the balance is paid out each year.  Restricted stock granted under this program vests annually over a three-year period beginning from the date of grant.  During the year ended December 31, 2008, Charter granted $8 million of performance cash under Charter’s 2008 incentive program and recognized $2 million of expense for the year ended December 31, 2008.

A summary of the activity for the Company’s stock options for the years ended December 31, 2008, 2007, and 2006, is as follows (amounts in thousands, except per share data):

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	25,682	$4.02	26,403	$3.88	29,127	$4.47
Granted	45	1.19	4,549	2.77	6,065	1.28
Exercised	(53)	1.18	(2,759)	1.57	(1,049)	1.41
Cancelled	(3,630)	5.27	(2,511)	2.98	(7,740)	4.39

Outstanding, end of period	22,044	$3.82	25,682	$4.02	26,403	$3.88

Weighted average remaining contractual life	6 years		7 years		8 years

Options exercisable, end of period	15,787	$4.53	13,119	$5.88	10,984	$6.62

Weighted average fair value of options granted	$0.90		$1.86		$0.96

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2008 (amounts in thousands, except per share data):

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
				Average	Weighted-		Average	Weighted-
				Remaining	Average		Remaining	Average
Range of			Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Life	Price

$1.00	—	$1.36	8,278	7 years	1.17	5,528	7 years	1.17
$1.53	—	$1.96	2,821	6 years	1.55	2,178	6 years	1.55
$2.66	—	$3.35	4,981	7 years	2.89	2,229	6 years	2.92
$4.30	—	$5.17	3,566	5 years	5.00	3,454	5 years	5.02
$9.13	—	$12.27	1,008	3 years	11.19	1,008	3 years	11.19
$13.96	—	$20.73	1,168	1 year	18.41	1,168	1 year	18.41
$21.20	—	$23.09	222	2 years	22.86	222	2 years	22.86

A summary of the activity for the Company’s restricted Class A common stock for the years ended December 31, 2008, 2007, and 2006, is as follows (amounts in thousands, except per share data):

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	4,112	$2.87	3,033	$1.96	4,713	$2.08
Granted	10,761	0.85	2,753	3.64	906	1.28
Vested	(2,298)	2.36	(1,208)	1.83	(2,278)	1.62
Cancelled	(566)	1.57	(466)	4.37	(308)	4.37

Outstanding, end of period	12,009	$1.21	4,112	$2.87	3,033	$1.96

A summary of the activity for the Company’s performance units and shares for the years ended December 31, 2008, 2007, and 2006, is as follows (amounts in thousands, except per share data):

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	28,013	$2.16	15,206	$1.27	5,670	$3.09
Granted	10,137	0.84	14,797	2.95	13,745	1.22
Vested	(1,562)	1.49	(41)	1.23	--	--
Cancelled	(3,551)	2.08	(1,949)	1.51	(4,209)	3.58

Outstanding, end of period	33,037	$1.80	28,013	$2. 16	15,206	$1.27

As of December 31, 2008, deferred compensation remaining to be recognized in future periods totaled $41 million.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

In the first quarter of 2009, the majority of restricted stock and performance units and shares were forfeited, and the remaining will be cancelled in connection with the Proposed Restructuring.  See Note 29.

22.	Income Taxes

All operations are held through Charter Holdco and its direct and indirect subsidiaries.  Charter Holdco and the majority of its subsidiaries are generally limited liability companies that are not subject to income tax.  However, certain of these limited liability companies are subject to state income tax.  In addition, the subsidiaries that are corporations are subject to federal and state income tax.  All of the remaining taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members: Charter, CII, and Vulcan Cable.  Charter is responsible for its share of taxable income or loss of Charter Holdco allocated to Charter in accordance with the Charter Holdco limited liability company agreement (the “LLC Agreement”) and partnership tax rules and regulations.  Charter also records financial statement deferred tax assets and liabilities related to its investment in Charter Holdco.

The LLC Agreement provides for certain special allocations of net tax profits and net tax losses (such net tax profits and net tax losses being determined under the applicable federal income tax rules for determining capital accounts).  Under the LLC Agreement, through the end of 2003, net tax losses of Charter Holdco that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common units were allocated instead to membership units held by Vulcan Cable and CII (the “Special Loss Allocations”) to the extent of their respective capital account balances.  After 2003, under the LLC Agreement, net tax losses of Charter Holdco are allocated to Charter, Vulcan Cable, and CII based generally on their respective percentage ownership of outstanding common units to the extent of their respective capital account balances.  Allocations of net tax losses in excess of the members’ aggregate capital account balances are allocated under the rules governing Regulatory Allocations, as described below.  Subject to the Curative Allocation Provisions described below, the LLC Agreement further provides that, beginning at the time Charter Holdco generates net tax profits, the net tax profits that would otherwise have been allocated to Charter based generally on its percentage ownership of outstanding common membership units will instead generally be allocated to Vulcan Cable and CII (the “Special Profit Allocations”).  The Special Profit Allocations to Vulcan Cable and CII will generally continue until the cumulative amount of the Special Profit Allocations offsets the cumulative amount of the Special Loss Allocations.  The amount and timing of the Special Profit Allocations are subject to the potential application of, and interaction with, the Curative Allocation Provisions described in the following paragraph.  The LLC Agreement generally provides that any additional net tax profits are to be allocated among the members of Charter Holdco based generally on their respective percentage ownership of Charter Holdco common membership units.

Because the respective capital account balance of each of Vulcan Cable and CII was reduced to zero by December 31, 2002, certain net tax losses of Charter Holdco that were to be allocated for 2002, 2003, 2004 and 2005, to Vulcan Cable and CII instead have been allocated to Charter (the “Regulatory Allocations”).  As a result of the allocation of net tax losses to Charter in 2005, Charter’s capital account balance was reduced to zero during 2005.  The LLC Agreement provides that once the capital account balances of all members have been reduced to zero, net tax losses are to be allocated to Charter, Vulcan Cable, and CII based generally on their respective percentage ownership of outstanding common units.  Such allocations are also considered to be Regulatory Allocations.  The LLC Agreement further provides that, to the extent possible, the effect of the Regulatory Allocations is to be offset over time pursuant to certain curative allocation provisions (the “Curative Allocation Provisions”) so that, after certain offsetting adjustments are made, each member's capital account balance is equal to the capital account balance such member would have had if the Regulatory Allocations had not been part of the LLC Agreement.  The cumulative amount of the actual tax losses allocated to Charter as a result of the Regulatory Allocations in excess of the amount of tax losses that would have been allocated to Charter had the Regulatory Allocations not been part of the LLC Agreement through the year ended December 31, 2008 is approximately $4.1 billion.

As a result of the Special Loss Allocations and the Regulatory Allocations referred to above (and their interaction with the allocations related to assets contributed to Charter Holdco with differences between book and tax basis), the cumulative amount of losses of Charter Holdco allocated to Vulcan Cable and CII is in excess of the amount that would have been allocated to such entities if the losses of Charter Holdco had been allocated among its members in

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

proportion to their respective percentage ownership of Charter Holdco common membership units.  The cumulative amount of such excess losses was approximately $1.0 billion through December 31, 2008.

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

For the years ended December 31, 2008, 2007, and 2006, the Company recorded deferred income tax expense and benefits as shown below.  The income tax expense is recognized through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries.  The income tax benefits were realized through reductions in the deferred tax liabilities related to Charter’s investment in Charter Holdco, as well as the deferred tax liabilities of certain of Charter’s indirect corporate subsidiaries.  The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Current and deferred income tax benefit (expense) is as follows:

	December 31,
	2008	2007	2006
Current expense:
Federal income taxes	$(2)	$(3)	$(2)
State income taxes	(2)	(8)	(5)

Current income tax expense	(4)	(11)	(7)

Deferred benefit (expense):
Federal income taxes	95	(188)	(177)
State income taxes	12	(10)	(25)

Deferred income tax benefit (expense)	107	(198)	(202)

Total income benefit (expense)	$103	$(209)	$(209)

Income tax benefit for the year ended December 31, 2008 included $325 million of deferred tax benefit related to the impairment of franchises.  A portion of income tax expense was recorded as a reduction of income (loss) from discontinued operations in the year ended December 31, 2006.  See Note 4.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35%, and average state income tax rate of 5.9%, 5.3%, and 5% for the years ended December 31, 2008, 2007, and 2006, respectively, as follows:

	December 31,
	2008	2007	2006

Statutory federal income taxes	$894	$493	$407
Statutory state income taxes, net	151	74	58
Franchises	107	(198)	(202)
Valuation allowance provided and other	(1,049)	(578)	(472)

	103	(209)	(209)

Less: discontinued operations	--	--	22

Income tax benefit (expense)	$103	$(209)	$(187)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 which are included in long-term liabilities are presented below.

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$3,379	$3,155
Investment in Charter Holdco	2,594	1,888
Other	43	19

Total gross deferred tax assets	6,016	5,062
Less: valuation allowance	(5,803)	(4,786)

Deferred tax assets	$213	$276

Deferred tax liabilities:
Investment in Charter Holdco	$(579)	$(707)
Indirect Corporate Subsidiaries:
Property, plant & equipment	(23)	(29)
Franchises	(169)	(205)

Deferred tax liabilities	(771)	(941)

Net deferred tax liabilities	$(558)	$(665)

As of December 31, 2008, the Company had deferred tax assets of $6.0 billion, which included $2.6 billion of financial losses in excess of tax losses allocated to Charter from Charter Holdco.  The deferred tax assets also included $3.4 billion of tax net operating loss carryforwards (generally expiring in years 2009 through 2028) of Charter and its indirect subsidiaries.  Valuation allowances of $5.8 billion exist with respect to these deferred tax assets.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.

The amount of any benefit from the Company’s tax net operating losses is dependent on:  (1) Charter and its subsidiaries’ ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income.  Any future “ownership changes” of Charter's common stock, such as that which will occur upon emergence from Chapter 11 bankruptcy, would place limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income the Company may generate and will be reduced by the amount of any cancellation of debt income resulting from the Proposed Restructuring that is allocable to Charter.  See Note 29.  Such limitations, in conjunction with the net operating loss expiration provisions, could reduce the Company’s ability to use a substantial portion of its net operating losses to offset future taxable income.

The deferred tax liability for Charter’s investment in Charter Holdco is largely attributable to the characterization of franchises for financial reporting purposes as indefinite lived.

No tax years for Charter or Charter Holdco are currently under examination by the Internal Revenue Service.  Tax years ending 2006 and 2007 remain subject to examination.

In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

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

Charter is a holding company and its principal assets are its equity interest in Charter Holdco and certain mirror notes payable by Charter Holdco to Charter and mirror preferred units held by Charter, which have the same principal amount and terms as those of Charter’s convertible senior notes and Charter’s outstanding preferred stock.  In 2008, 2007, and 2006, Charter Holdco paid to Charter $32 million, $51 million, and $51 million, respectively, related to interest on the mirror notes.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries.  Under these agreements, Charter and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries.  The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims.  Costs associated with providing these services are charged directly to the Company’s operating subsidiaries and are included within operating costs in the accompanying consolidated statements of operations.  Such costs totaled $213 million, $213 million, and $231 million for the years ended December 31, 2008, 2007, and 2006, respectively.  All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements.  For the years ended December 31, 2008, 2007, and 2006, the management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries.  The Company’s previous credit facilities prohibited payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness.  In the event any portion of the management fee due and payable was not paid, it would be deferred by Charter and accrued as a liability of such subsidiaries.  Any deferred amount of the management fee would bear interest at the rate of 10% per year, compounded annually, from the date it was due and payable until the date paid.

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

Mr. Allen or his affiliates own or have owned equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming.  Among these entities are Oxygen Media Corporation (“Oxygen Media”), Digeo, Inc. (“Digeo”), and Microsoft Corporation.  Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (“Vulcan Ventures”) and Vulcan Inc. and is the president of Vulcan Ventures.  Ms. Jo Allen Patton is a director of the Company and the President and Chief Executive Officer of Vulcan Inc. and is a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of the Company and is Executive Vice President of Vulcan Inc. and Vulcan Ventures.  The various cable, media, Internet and telephone companies in which Mr. Allen has invested may mutually benefit one another.  The Company can give no assurance, nor should you expect, that any of these business relationships will be successful,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

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

In 2009, pursuant to indemnification provisions in the October 2005 settlement with Mr. Allen regarding the CC VIII interest, the Company reimbursed Vulcan Inc. approximately $3 million in legal expenses.

Oxygen. Oxygen Media LLC ("Oxygen") provides programming content to the Company pursuant to a carriage agreement.  Under the carriage agreement, the Company paid Oxygen approximately $6 million, $8 million, and $8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

The Company paid Digeo Interactive approximately $0, $0, and $2 million for the years ended December 31, 2008, 2007, and 2006, respectively, for customized development of the i-channels and the local content tool kit.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 DVR units.  The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004.  Pursuant to a software license agreement with Digeo Interactive for the right to use Digeo's proprietary software for DVR units, Charter paid approximately $1 million, $2 million, and $3 million in license and maintenance fees in 2008, 2007, and 2006, respectively.

Charter paid approximately $1 million, $10 million, and $11 million for the years ended December 31, 2008, 2007, and 2006, respectively, in capital purchases under an agreement with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units.  Total purchase price and license and maintenance fees during

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

the term of the definitive agreements are expected to be approximately $41 million.  The definitive agreements are terminable at no penalty to Charter in certain circumstances.

In May 2008, Charter Operating entered into an agreement with Digeo Interactive, LLC, a subsidiary of Digeo, Inc., for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment is subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units is being supplied under a software license agreement with Digeo Interactive, LLC; the cost of which is expected to be approximately $2 million for the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  For the year ended December 31, 2008, Charter has purchased approximately $1 million of DVR units from Digeo Interactive, LLC under these agreements.

Certain related parties, including members of the board of directors, hold interests in the Company’s senior notes and discount notes of the Company’s subsidiaries of approximately $199 million of face value at December 31, 2008.

24.	Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2008 for its contractual obligations.

	Total	2009	2010	2011	2012	2013	Thereafter

Contractual Obligations
Capital and Operating Lease Obligations (1)	$103	$24	$25	$15	$12	$9	$18
Programming Minimum Commitments (2)	687	315	101	105	110	56	--
Other (3)	475	368	66	22	19	--	--

Total	$1,265	$707	$192	$142	$141	$65	$18

(1)  The Company leases certain facilities and equipment under noncancelable operating leases.  Leases and rental costs charged to expense for the years ended December 31, 2008, 2007, and 2006, were $24 million, $23 million, and $23 million, respectively.

(2)  The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the accompanying statement of operations were $1.6 billion, $1.6 billion, and $1.5 billion, for the years ended December 31, 2008, 2007, and 2006, respectively.  Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3) “Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company’s billing services vendors.

The following items are not included in the contractual obligation table due to various factors discussed below.  However, the Company incurs these costs as part of its operations:

•
The Company also rents utility poles used in its operations.  Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur.  Rent expense incurred for pole rental attachments for the years ended December 31, 2008, 2007, and 2006, was $47 million, $47 million, and $44 million, respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

•	The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $179 million, $172 million, and $175 million for the years ended December 31, 2008, 2007, and 2006, respectively.

•
The Company also has $158 million in letters of credit, primarily to its various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.  These letters of credit reduce the amount the Company may borrow under its credit facilities.

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

In the ordinary course of business, the Company may face employment law claims, including claims under the Fair Labor Standards Act and wage and hour laws of the states in which we operate.   On August 15, 2007, a complaint was filed, on behalf of both nationwide and state of Wisconsin classes of certain categories of current and former Charter technicians, against Charter in the United States District Court for the Western District of Wisconsin (Sjoblom v. Charter Communications, LLC and Charter Communications, Inc.), alleging that Charter violated the Fair Labor Standards Act and Wisconsin wage and hour laws by failing to pay technicians for certain hours claimed to have been worked.  While the Company believes it has substantial factual and legal defenses to the claims at issue, in order to avoid the cost and distraction of continuing to litigate the case, the Company reached a settlement with the plaintiffs, which received final approval from the court on January 26, 2009.  The Company has accrued settlement costs associated with the Sjoblom case. The Company has been subjected, in the normal course of business, to the assertion of other similar claims and could be subjected to additional such claims.  The Company can not predict the ultimate outcome of any such claims.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Future legislative and regulatory changes could adversely affect the Company’s operations, including, without limitation, additional regulatory requirements the Company may be required to comply with as it offers new services such as telephone.

25.	Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan.  Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service.  For each payroll period, the Company will contribute to the 401(k) Plan (a) the total amount of the salary reduction the employee elects to defer between 1% and 50% and (b) a matching contribution equal to 50% of the amount of the salary reduction the participant elects to defer (up to 5% of the participant’s payroll compensation), excluding any catch-up contributions.  The Company made contributions to the 401(k) plan totaling $8 million, $7 million, and $8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

26.	Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations: Applying the Acquisition Method, which provides guidance on the accounting and reporting for business combinations.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS No. 141R effective January 1, 2009.  We do not expect that the adoption of SFAS No. 141R will have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Consolidations, which provides guidance on the accounting and reporting for minority interests in consolidated financial statements.  SFAS No. 160 requires losses to be allocated to non-controlling (minority) interests even when such amounts are deficits.  As such, future losses will be allocated between Charter and the Charter Holdco non-controlling interest.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS No. 160 effective January 1, 2009.  Had SFAS No. 160 been effective for the Company’s financial statements for the year ended December 31, 2008, our net loss to Charter shareholders would have been reduced by $1.2 billion.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities.  The Company will apply SFAS No. 157 to nonfinancial assets and nonfinancial liabilities beginning January 1, 2009.  The Company is in the process of assessing the impact of the adoption of SFAS No. 157 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS No. 133.  SFAS No. 161 is effective for interim periods and fiscal years beginning after November 15, 2008.  The Company will adopt SFAS No. 161 effective January 1, 2009.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FSP FAS 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP FAS 142-3 effective January 1, 2009.  The Company does not expect that the adoption of FSP FAS 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP APB 14-1 effective January 1, 2009.  The Company is in the process of assessing the impact of the adoption of FSP APB 14-1 on its financial statements.

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

Charter Communications, Inc. (Parent Company Only)
Condensed Balance Sheet

	December 31,
	2008	2007
ASSETS
Receivable from related party	$18	$27
Notes receivable from Charter Holdco	376	402
Other assets	--	33

Total assets	$394	$462

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities	$16	$22
Convertible notes	376	402
Deferred income taxes	364	425
Other long term liabilities	--	27
Preferred stock — redeemable	--	5
Losses in excess of investment	10,144	7,473
Shareholders’ deficit	(10,506)	(7,892)

Total liabilities and shareholders’ deficit	$394	$462

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Condensed Statement of Operations

	Year Ended December 31,
	2008	2007	2006
INCOME
Interest income	$52	$64	$59
Management fees	21	15	30
Gain on extinguishment of notes receivable from Charter Holdco	4	63	--
Change in value of derivative	33	98	--

Total income	110	240	89

EXPENSES
Equity in losses of Charter Holdco	(2,514)	(1,443)	(1,168)
General and administrative expenses	(21)	(15)	(30)
Interest expense	(52)	(64)	(59)
Loss on extinguishment of convertible notes	(4)	(63)	--
Change in value of derivative	(33)	(98)	--

Total expenses	(2,624)	(1,683)	(1,257)

Net loss before income taxes	(2,514)	(1,443)	(1,168)
Income tax benefit (expense)	63	(173)	(202)

Net loss	$(2,451)	$(1,616)	$(1,370)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,451)	$(1,616)	$(1,370)
Equity in losses of Charter Holdco	2,514	1,443	1,168
Changes in operating assets and liabilities	--	--	1
Deferred income taxes	(63)	172	202

Net cash flows from operating activities	--	(1)	1

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments from Charter Holdco	--	--	20
Investment in Charter Holdco	--	(4)	(1)

Net cash flows from investing activities	--	(4)	19

CASH FLOWS FROM FINANCING ACTIVITIES
Paydown of convertible notes	--	--	(20)
Net proceeds from issuance of common stock	--	4	1

Net cash flows from financing activities	--	4	(19)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	(1)	1
CASH AND CASH EQUIVALENTS, beginning of year	--	1	--

CASH AND CASH EQUIVALENTS, end of year	$--	$--	$1

28.	Unaudited Quarterly Financial Data

The following table presents quarterly data for the periods presented on the consolidated statement of operations:

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$1,564	$1,623	$1,636	$1,656
Operating income (loss) from continuing operations	$205	$230	$208	$(1,257)
Net loss	$(358)	$(276)	$(322)	$(1,495)
Basic and diluted net loss per common share	$(0.97)	$(0.74)	$(0.86)	$(3.96)
Weighted-average shares outstanding, basic and diluted	370,085,187	371,652,070	374,145,243	377,920,301

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$1,425	$1,499	$1,525	$1,553
Operating income from continuing operations	$156	$200	$107	$85
Net loss	$(381)	$(360)	$(407)	$(468)
Basic and diluted net loss per common share	$(1.04)	$(0.98)	$(1.10)	$(1.27)
Weighted-average shares outstanding, basic and diluted	366,120,096	367,582,677	369,239,742	369,916,556

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

29.	Subsequent Events (unaudited)

Proposed Restructuring

The Proposed Restructuring is expected to be funded with cash from operations, an exchange of debt of CCH II for other debt at CCH II, the issuance of $267 million of additional debt and estimated proceeds of $1.6 billion of an equity rights offering for which Charter has received a back-stop commitment from certain Noteholders.  In addition to the Restructuring Agreements, the Noteholders have entered into commitment letters with Charter pursuant to which they have agreed to exchange and/or purchase, as applicable, certain securities of Charter.

The Restructuring Agreements further contemplate that upon consummation of the Plan (i) the notes and bank debt of Charter’s subsidiaries, Charter Operating and CCO Holdings will remain outstanding, (ii) holders of notes issued by CCH II will receive new CCH II notes and/or cash, (iii) holders of notes issued by CCH I will receive shares of Charter’s new Class A Common Stock, (iv) holders of notes issued by CIH will receive warrants to purchase shares of common stock in Charter, (v) holders of notes of Charter Holdings will receive warrants to purchase shares of Charter’s new Class A Common Stock, (vi) holders of convertible notes issued by Charter will receive cash and preferred stock issued by Charter,  (vii) holders of common stock will not receive any amounts on account of their common stock, which will be cancelled, and (viii) trade creditors will be paid in full.  In addition, as part of the Proposed Restructuring, it is expected that consideration will be paid by holders of CCH I notes to other entities participating in the financial restructuring.

Pursuant to a separate restructuring agreement among Charter, Mr. Allen, and an entity controlled by Mr. Allen (the “Allen Agreement”), in settlement of their rights, claims and remedies against Charter and its subsidiaries, and in addition to any amounts received by virtue of their holding any claims of the type set forth above, upon consummation of the Plan, Mr. Allen or his affiliates will be issued a number of shares of the new Class B Common Stock of Charter such that the aggregate voting power of such shares of new Class B Common Stock shall be equal to 35% of the total voting power of all new capital stock of Charter.  Each share of new Class B Common Stock will be convertible, at the option of the holder, into one share of new Class A Common Stock, and will be subject to significant restrictions on transfer.  Certain holders of new Class A Common Stock and new Class B Common Stock will receive certain customary registration rights with respect to their shares.  Upon consummation of the Plan, Mr. Allen or his affiliates will also receive (i) warrants to purchase shares of new Class A common stock of Charter in an aggregate amount equal to 4% of the equity value of reorganized Charter, after giving effect to the rights offering, but prior to the issuance of warrants and equity-based awards provided for by the Plan, (ii) $85 million principal amount of new CCH II notes, (iii) $25 million in cash for amounts owing to CII under a management agreement, (iv) up to $20 million in cash for reimbursement of fees and expenses in connection with the Proposed Restructuring, and (v) an additional $150 million in cash.  The warrants described above shall have an exercise price per share based on a total equity value equal to the sum of the equity value of reorganized Charter, plus the gross proceeds of the rights offering, and shall expire seven years after the date of issuance.  In addition, on the effective date of the Plan, CII will retain a 1% equity interest in reorganized Charter Holdco and a right to exchange such interest into new Class A common stock of Charter.

The Allen Agreement contains similar provisions to those provisions of the Restructuring Agreements. There is no assurance that the treatment of creditors outlined above will not change significantly. For example, because the Proposed Restructuring is contingent on reinstatement of the credit facilities and certain notes of Charter Operating and CCO Holdings, failure to reinstate such debt would require us to revise the Proposed Restructuring. Moreover, if reinstatement does not occur and current capital market conditions persist, we may not be able to secure adequate new financing and the cost of new financing would likely be materially higher. The Proposed Restructuring would result in the reduction of our debt by approximately $8 billion.

Interest Payments

Two of the Company’s subsidiaries, CIH and Charter Holdings, did not make scheduled payments of interest due on January 15, 2009 on certain of their outstanding senior notes (the “Overdue Payment Notes”).  Each of the respective governing indentures (the “Indentures”) for the Overdue Payment Notes permits a 30-day grace period for such interest payments through (and including) February 15, 2009.  On February 13, 2009, the Company paid the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(dollars in millions, except where indicated)

full amount of the January interest payment to the paying agent for the members of the ad-hoc committee of holders of the Overdue Payment Notes, which constitutes payment under the Indentures.

One of the Company’s subsidiaries, CCH II, will not make its scheduled payment of interest on March 16, 2009 on certain of its outstanding senior notes.  The governing indenture for such notes permits a 30-day grace period for such interest payments, and the Company expects to file its voluntary Chapter 11 Bankruptcy prior to the expiration of the grace period.

Charter Operating Credit Facility

On February 3, 2009, Charter Operating made a request to the administrative agent under the Charter Operating credit facilities credit agreement (the “Credit Agreement”), to borrow additional revolving loans under the Credit Agreement.  Such borrowing request complied with the provisions of the Credit Agreement including section 2.2 (“Procedure for Borrowing”) thereof.  Subsequently, Charter received a notice from the administrative agent asserting that one or more Events of Default (as defined in the Credit Agreement) had occurred and was continuing under the Credit Agreement.  In response, Charter sent a letter to the administrative agent, among other things, stating that no Event of Default under the Credit Agreement occurred or was continuing and requesting the administrative agent to rescind its notice of default and fund Charter Operating’s borrowing request.  The administrative agent subsequently sent a letter stating that it continues to believe that one or more events of default occurred and was continuing.   As a result, with the exception of one lender who funded approximately $0.4 million, the lenders under the Credit Agreement have failed to fund Charter Operating’s borrowing request.