Form 10-K/A
period 2008-12-31
CHARTER COMMUNICATIONS INC /MO/
filed 2009-04-30
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

(Debtor - in - Possession as of March 27, 2009)

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
Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

               Large accelerated filer ☐                                      Accelerated filer ☑                                Non-accelerated filer ☐                                Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

There were 392,705,927 shares of Class A Common Stock outstanding as of March 31, 2009.  There were 50,000 shares of Class B Common Stock outstanding as of the same date.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from Registrant’s amendment to this Annual Report on Form 10-K to be filed by April 30, 2009.

Charter Communications, Inc. ("Charter" or the "Company") and its subsidiaries have filed petitions under Chapter 11 of the United States Bankruptcy Code on March 27, 2009.  See Charter's 2008 Annual Report on Form 10-K filed March 16, 2009, "Part I., Item 1. Recent Developments – Restructuring" and its Form 8-K filed March 27, 2009, for more information on the Company's financial restructuring.

PART III

Item 10:  Directors and Executive Officers of the Registrant

Directors

The persons listed below are directors of Charter.

Director	Position(s)

Paul G. Allen	Chairman of the board of directors
W. Lance Conn	Director
Rajive Johri	Director
Robert P. May	Director
David C. Merritt	Director
Jo Allen Patton	Director
Neil Smit	Director, President and Chief Executive Officer
John H. Tory	Director
Larry W. Wangberg	Director

The following sets forth certain biographical information with respect to the directors listed above.

Paul G. Allen, 56, has been Chairman of Charter’s board of directors since July 1999, and Chairman of the board of directors of Charter Investment, Inc. (a predecessor to, and currently an affiliate of, Charter) since December 1998. Mr. Allen, co-founded Microsoft Corporation with Bill Gates in 1975 and remained the company’s chief technologist until he left Microsoft Corporation in 1983.  Mr. Allen is the founder and chairman of Vulcan Inc., which oversees Mr. Allen’s business and philanthropic efforts.  He has interests in real estate and more than 40 energy, technology, media and content companies.  Mr. Allen has made and continues to make philanthropic donations through the Paul G. Allen Family Foundation and also founded the Allen Institute for Brain Science and other philanthropic endeavors.  In 2004, Mr. Allen funded SpaceShipOne, the first privately-funded effort to successfully put a civilian in suborbital space and winner of the Ansari X-Prize competition.  Mr. Allen also owns the Seattle Seahawks NFL and Portland Trail Blazers NBA franchises and is part of the primary ownership group for the Seattle Sounders FC Major League Soccer franchise.  In addition, Mr. Allen is a director of Vulcan Ventures, Inc., Vulcan Productions, Inc., the Paul G. Allen Family Foundation and numerous privately held companies.

W. Lance Conn, 40, was elected to the board of directors of Charter in September 2004. Since July 2004, Mr. Conn has served as Executive Vice President, Investment Management for Vulcan Inc., the investment and project management company that oversees a diverse multi-billion dollar portfolio across diverse industry sectors and investment asset classes. Prior to joining Vulcan Inc., Mr. Conn was employed by America Online, Inc., an interactive online services company, from March 1996 to May

2003. From 1997 to 2000, Mr. Conn served in various senior business development roles at America Online. In 2000, Mr. Conn began supervising all of America Online’s European investments, alliances and business initiatives. In 2002, he became Senior Vice President of America Online U.S. where he led a company-wide effort to restructure and optimize America Online’s operations. From September 1994 until February 1996, Mr. Conn was an attorney with the Shaw Pittman law firm in Washington, D.C. Mr. Conn is a director at Plains All American Pipeline, L.P., Plains GP Holdings, L.P. and Vulcan Energy Corp.   Mr. Conn holds a J.D. degree from the University of Virginia, a M.A. degree in history from the University of Mississippi and an A.B degree in history from Princeton University.

Rajive Johri, 59, was elected to the board of directors of Charter in April 2006.  Since January 2009, Mr. Johri has served as director of ConAgra Foods, Inc.  From June 2006 to January 2009, Mr. Johri served as President and Director of First National Bank of Omaha. From September 2005 to June 2006, he served as President of First National Credit Cards Center for First National Bank of Omaha. Mr. Johri served as Executive Consultant for Park Li Group in New York from August 2004 to September 2005. Prior to that, he served as Executive Vice President, Marketing for J.P. Morgan Chase Bank from September 1999 until August 2004. He serves as director of High Mark Credit Information Services Pvt Ltd in India. Mr. Johri received a bachelor’s of technology degree in Mechanical Engineering from Indian Institute of Technology in New Delhi, India and a M.B.A. degree in Marketing and Finance from Indian Institute of Management in Calcutta, India.

Robert P. May, 59, was elected to Charter’s board of directors in October 2004 and was Charter’s Interim President and Chief Executive Officer from January until August 2005. Since March 2001, Mr. May has been a private investor and principal of RPM Systems, which provides strategic business consulting services.  Mr. May served as Chief Executive Officer and a director of Calpine Corporation, a power company, from December 2005 to August 2008. Calpine filed for Chapter 11 bankruptcy reorganization in December 2005. He served on the board of directors of HealthSouth Corporation, a national provider of healthcare services, from October 2002 until October 2005, and was its Chairman from July 2004 until October 2005. Mr. May also served as HealthSouth Corporation’s Interim Chief Executive Officer from March 2003 until May 2004, and as Interim President of its Outpatient and Diagnostic Division from August 2003 to January 2004. From March 1999 to March 2001, Mr. May served on the board of directors and was Chief Executive of PNV Inc., a national telecommunications company. Prior to his employment at PNV Inc., Mr. May was Chief Operating Officer and a member of the board of directors of Cablevision Systems Corporation from October 1996 to February 1998, and from 1973 to 1993 he held several senior executive positions with Federal Express Corporation, including President, Business Logistics Services. Mr. May was educated at Curry College and Boston College and attended Harvard Business School’s Program for Management Development. He is a member of Deutsche Bank of Americas Advisory Board.

David C. Merritt, 54, was elected to the board of directors of Charter in July 2003, and was also appointed as Chairman of Charter’s Audit Committee at that time. Effective March 2009, he is a managing director of BC Partners, Inc., a financial advisory firm.  Mr. Merritt served as Senior Vice President of iCrete from October 2007 until March 2009.  From October 2003 to September 2007, Mr. Merritt was a Managing Director of Salem Partners, LLC, an investment banking firm. From 1975 to 1999, Mr. Merritt was an audit and consulting partner of KPMG, LLP ("KPMG") serving in a variety of capacities during his years with the firm, including national partner in charge of the media and entertainment practice. In December 2003, he became a director of Outdoor Channel Holdings, Inc. and serves as Chairman of its audit committee. In February 2006, Mr. Merritt became a director of Calpine Corporation and serves as Chairman of its Audit Committee. Mr. Merritt holds a B.S. degree in business and accounting from California State University — Northridge.

Jo Allen Patton, 51, has been a director of Charter since April 2004. Ms. Patton co-founded Vulcan Inc., Mr. Allen’s project and investment management firm, in 1986. Since that time she has served as an officer and director of many affiliates of Mr. Allen, including her current position as President and Chief Executive Officer of Vulcan Inc. since July 2001. Also in 2001, Ms. Patton co-founded the Allen Institute for Brain Science, a non-profit institute established to identify and address key issues in neuroscience, particularly those that can advance the understanding of human behavior. Ms. Patton is also President of Vulcan Productions, an independent feature film and documentary production company, Vice Chair of First & Goal, Inc., which developed and operated the Seattle Seahawks NFL stadium, and serves as Executive Director of The Paul G. Allen Family Foundation. Ms. Patton is a co-founder of the Experience Music Project museum, as well as the Science Fiction Museum and Hall of Fame. Ms. Patton is the sister of Mr. Allen.

Neil Smit, 50, was elected a director and President and Chief Executive Officer of Charter in August 2005. He had previously worked at Time Warner, Inc. since 2000, most recently serving as the President of Time Warner’s America Online Access Business. He also served at America Online (“AOL”) as Executive Vice President, Member Development, Chief Operating Officer of AOL Local and Chief Operating Officer of MapQuest. Prior to that he was a Regional President with Nabisco and was with Pillsbury in a number of management positions. Mr. Smit has a B.S. degree from Duke University and a M.A. degree with a focus in international business from Tufts University’s Fletcher School of Law and Diplomacy.

John H. Tory, 54, has been a director of Charter since December 2001. Mr. Tory served as the Chief Executive Officer of Rogers Cable Inc., Canada’s largest broadband cable operator, from 1999 until 2003. From 1995 to 1999, Mr. Tory was President and Chief Executive Officer of Rogers Media Inc., a broadcasting and publishing company. Prior to joining Rogers, Mr. Tory was a Managing Partner and member of the executive committee at Tory Tory DesLauriers & Binnington, one of Canada’s largest law firms. Mr. Tory serves on the board of directors of Rogers Telecommunications Limited and Cara Operations Limited and is Chairman of Cara Operations’ Audit Committee. Mr. Tory was educated at University of Toronto Schools, Trinity College (University of Toronto) and Osgoode Hall Law School. From September 2004 through March 2009, Mr. Tory served as Leader of the Ontario Progressive Conservative Party. From March 2005 to October 2007, Mr. Tory served as, a Member of the Provincial Parliament and as Leader of Her Majesty's Loyal Opposition.

Larry W. Wangberg, 66, has been a director of Charter since January 2002. Since July 2002, Mr. Wangberg has been an independent business consultant. From August 1997 to May 2004, Mr. Wangberg was a director of TechTV L.L.C., a cable television network then-controlled by Paul Allen. He also served as its Chairman and Chief Executive Officer from August 1997 through July 2002. Prior to joining TechTV L.L.C., Mr. Wangberg was Chairman and Chief Executive Officer of StarSight Telecast Inc., an interactive navigation and program guide company which later merged with Gemstar International, from 1994 to 1997. Mr. Wangberg was Chairman and Chief Executive Officer of Times

Mirror Cable Television and Senior Vice President of its corporate parent, Times Mirror Co., from 1983 to 1994. Mr. Wangberg holds a B.S. degree in mechanical engineering and a M.S. degree in industrial engineering, both from the University of Minnesota.

Board of Directors and Committees of the Board of Directors

Our board of directors meets regularly throughout the year on an established schedule. The board also holds special meetings and acts by written consent from time to time as necessary.

The board of directors delegates authority to act with respect to certain matters to board committees whose members are appointed by the board. The committees of the board of directors include the following: Audit Committee, Finance Committee, Compensation and Benefits Committee, Executive Committee, and Corporate Governance Committee.

Charter’s Audit Committee, which has a written charter approved by the board, consists of Messrs. Tory, Johri and Merritt. Mr. Tory joined the Audit Committee in December 2008; replacing Nathaniel Davis, who resigned from the board of directors.  A copy of the Audit Committee’s charter is available on the Company’s website, www.charter.com. The Company’s board of directors has determined that, in its judgment, Mr. Merritt is an audit committee financial expert within the meaning of the applicable federal regulations. All members were determined by the board in 2008 to be independent in accordance with the listing standards of the NASDAQ Global Select Market.

As previously reported, the Company has filed a petition under Chapter 11 of the Bankruptcy Code and, as part of those proceedings, a plan of reorganization.  As a result of the Company's filing of the bankruptcy petition, the Company's common stock was delisted by NASDAQ as of April 7, 2009, and the Company is no longer required to follow the independence rules required by the NASDAQ Global Select Market listing standards.

Executive Officers

Our executive officers, listed below, are elected by the board of directors annually, and each serves until his or her successor is elected and qualified or until his or her earlier resignation or removal.

Executive Officers	Position

Neil Smit	President and Chief Executive Officer
Michael J. Lovett	Executive Vice President and Chief Operating Officer
Eloise E. Schmitz	Executive Vice President and Chief Financial Officer
Grier C. Raclin	Executive Vice President, General Counsel and Corporate Secretary
Marwan Fawaz	Executive Vice President and Chief Technology Officer
Ted W. Schremp	Executive Vice President and Chief Marketing Officer
Gregory L. Doody	Chief Restructuring Officer and Senior Counsel

Joshua L. Jamison	President, East Operations
Steven E. Apodaca	President, West Operations
Kevin D. Howard	Vice President, Controller and Chief Accounting Officer

Michael J. Lovett, 47, Executive Vice President and Chief Operating Officer.  Mr. Lovett was promoted to his current position in April 2005. Prior to that, he served as Executive Vice President, Operations and Customer Care from September 2004 through March 2005; as Senior Vice President, Midwest Division Operations; and as Senior Vice President of Operations Support, since joining Charter in August 2003 through September 2004. Mr. Lovett was Chief Operating Officer of Voyant Technologies, Inc., a voice conferencing hardware/software solutions provider, from December 2001 to August 2003. From November 2000 to December 2001, he was Executive Vice President of Operations for OneSecure, Inc., a startup company delivering management/monitoring of firewalls and virtual private networks. Prior to that, Mr. Lovett was Regional Vice President at AT&T from June 1999 to November 2000 where he was responsible for operations. Mr. Lovett was Regional Operating Vice President on and after October 1989 at Jones Intercable and became Senior Vice President at that company in 1997 and continued in that position to June 1999.

        Eloise E. Schmitz, 44, Executive Vice President and Chief Financial Officer.  Ms. Schmitz was promoted to her current position in July 2008.  Ms. Schmitz has been employed in several management positions with Charter since July 1998, when she joined as Vice President, Finance & Acquisitions and Assistant Secretary.  Prior to joining Charter, Ms. Schmitz served as Vice President, Group Manager, of the Franchise and Communications Group for Mercantile Bank, now US Bank, in St. Louis from 1992 to 1998.  Ms. Schmitz received a bachelor's degree in Finance from Tulane University.

Grier C. Raclin, 56, Executive Vice President, General Counsel and Corporate Secretary.  Mr. Raclin joined Charter in his current position in October 2005. Prior to joining Charter, Mr. Raclin had served as the Chief Legal Officer and Corporate Secretary of Savvis Inc. from January 2003 until October 2005. Prior to joining Savvis, Mr. Raclin served as Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary from 2000 to 2002 and as Senior Vice President of Corporate Affairs, General Counsel and Corporate Secretary from 1997 to 2000 of Global TeleSystems Inc. (“GTS”). Prior to joining GTS, Mr. Raclin was Vice-Chairman and a Managing Partner of Gardner, Carton and Douglas in Washington, D.C. Mr. Raclin earned a J.D. degree from Northwestern University Law School, where he served on the Editorial Board of the Northwestern University Law School Law Review, attended business school at the University of Chicago Executive Program and earned a B.A. degree from Northwestern University, where he was a member of Phi Beta Kappa.

Marwan Fawaz, 46, Executive Vice President and Chief Technology Officer.  Mr. Fawaz joined Charter in his current position in August 2006. Prior to that, he served as Senior Vice President and Chief Technical Officer for Adelphia Communications Corporation (“Adelphia”) from March 2003 until July 2006. From May 2002 to March 2003, he served as Investment Specialist/Technology Analyst for Vulcan, Inc. Mr. Fawaz served as Regional Vice President of Operations for the Northwest Region for Charter from July 2001 to March 2002. From July 2000 to December 2000, he served as Chief Technology Officer for Infinity Broadband. He served as Vice President — Engineering and Operations at MediaOne, Inc. from January 1996 to June 2000. Mr. Fawaz received a B.S. degree in electrical engineering and a M.S. in electrical/communication-engineering from California State University — Long Beach.

     Ted W. Schremp, 37, Executive Vice President and Chief Marketing Officer.  Mr. Schremp was promoted to his current position in July 2008.  Prior to that, he served as Senior Vice President, Product Management and Strategy from February 2008 to June 2008 and Senior Vice President and General Manager of Charter Telephone from October 2005 to February 2008. Mr. Schremp joined Charter as Vice President of IP Product Management in May 2005.  He served as Segment Manager for Hewlett-Packard from February 2001 to May 2005, where he co-founded its Cable, Media and Entertainment division.  Mr. Schremp graduated from the University of Pittsburgh with a double-major in economics and business and earned an M.B.A. from Penn State University.

   Gregory L. Doody, 44, Chief Restructuring Officer and Senior Counsel.  Mr. Doody was appointed to his current position on March 25, 2009 to serve as Charter's Chief Restructuring Officer and Senior Counsel in connection with its Chapter 11 proceedings.  Prior to coming to work for Charter, Mr. Doody served as Executive Vice President, General Counsel and Secretary of Calpine Corporation from July 2006 through August 2008.  Calpine Corporation filed for Chapter 11 bankruptcy reorganization in December 2005.  From July 2003 through July 2006, Mr. Doody held various positions at HealthSouth Corporation, including Executive Vice President, General Counsel and Secretary. Mr. Doody earned a J.D. degree from Emory University School of Law and received a bachelor's degree in management from Tulane University.  Mr. Doody is a certified public accountant.

    Joshua L. Jamison, 53, President, East Operations.  Mr. Jamison was promoted to his current position in July 2006.  He joined Charter in May 1999 as Vice President of Operations for the company’s former Northeast Region and was promoted to divisional leadership in January 2003.  Prior to joining Charter, Mr. Jamison held several management positions during his 18 years at Time Warner Cable.  Mr. Jamison received a bachelor’s degree in human development from the University of Nebraska at Lincoln and a master’s degree in business administration from the University of New Haven.

   Steven E. Apodaca, 42, President, West Operations.  Mr. Apodaca was promoted to his current position in December 2008.  Prior to that, he served as Vice President of Operations Support from September 2005 to December 2008, Interim President of the former West Division from February 2007 to May 2007 and Interim Senior Vice President – Operations for the former Great Lakes Division from April 2005 to September 2005.  Mr. Apodaca joined Charter as Vice President of Marketing for the former Great Lakes Division in 2003.  Prior to joining Charter, Mr. Apodaca served as Senior Director of Marketing for nCUBE from 2002 to 2003 and Executive Director of Marketing for AT&T Broadband from 1998 to 2002.  Mr. Apodaca received a B.S. degree in marketing and an M.B.A from Colorado State University.

   Kevin D. Howard, 39, Vice President, Controller and Chief Accounting Officer.  Mr. Howard was promoted to his current position in April 2006. Prior to that, he served as Vice President of Finance from April 2003 until April 2006 and as Director of Financial Reporting since joining Charter in April 2002. Mr. Howard began his career at Arthur Andersen LLP in 1993 where he held a number of positions in the audit division prior to leaving in April 2002. Mr. Howard received a B.S.B.A. degree in finance and economics from the University of Missouri — Columbia and is a certified public accountant and certified managerial accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements were met in 2008 with the exception of the Form 3s filed by Messrs. Howard and Apodaca.  In both cases, equity awards previously granted to these officers were inadvertently excluded from their Form 3s.  In both cases, amended Form 3s were filed.

Code of Ethics

     Charter has adopted a Code of Conduct that constitutes a Code of Ethics within the meaning of federal securities regulations for our employees, including all executive officers, and established a hotline and website for reporting alleged violations of the code of conduct, established procedures for processing complaints and implemented educational programs to inform our employees regarding the Code of Conduct. The Code of Conduct is posted on Charter's website at www.charter.com.

Controlled Company and Election of Directors

By virtue of Mr. Allen’s control of more than 50% of the voting power of the Company as of December 31, 2008, the Company is a “controlled company” under NASDAQ rule 4350(c)(5). As such, the Company is currently not subject to requirements that a majority of our directors be “independent” (as defined in NASDAQ’s rules) or that there be a nominating committee of the board, responsible for nominating director candidates. The Company does not have a nominating committee. Candidates for director are nominated by the board of directors, based on the recommendation of one or more of our directors. Given the significance of Mr. Allen’s investment in the Company and the high caliber of the individuals who have been recruited to serve on our board of directors, we believe that the Company’s nomination process is appropriate. Criteria and qualifications for new board members considered by the Company’s directors include a high level of integrity and ability, industry experience or knowledge, and operating company experience as a member of senior management (operational or financial). In addition, director candidates must be individuals with the time and commitment necessary to perform the duties of a board member and other special skills that complement or supplement the skill sets of current directors.  Stockholders may nominate persons to be directors by following the procedures set forth in our Bylaws. These procedures require the stockholder to deliver timely notice to the Corporate Secretary at our principal executive offices. That notice must contain the information required by the Bylaws about the stockholder proposing the nominee and about the nominee.

Pursuant to the Company's proposed plan of reorganization, upon the Company's emergence from bankruptcy, the reorganized Company's initial board of directors will be comprised of up to 11 members.   Each holder expected to hold 10% or more of the voting power of the reorganized Company on the effective date of the plan of reorganization will have the right to appoint one member of the initial board of directors for each 10% of the Class A stock voting power held as of a date to be determined.  Mr. Allen will have the right to appoint four board members of the initial board of directors, and Mr. Smit will also serve on the initial board of directors. Members of the initial board of directors will serve until the next annual meeting of stockholders which will not be held until at least 12 months following the effective date of the plan of reorganization.  Thereafter, for as long as shares of the post-emergence Class B Stock are outstanding, holders of same will have the right to elect 35% of the members of the board of directors (rounded up to the nearest whole number), and all other members of the board of directors will be elected by majority vote of the holders of the post-emergence Class A Stock and post-emergence Preferred Stock, voting together as a single class.

Item 11. Executive Compensation.

Report of the Compensation and Benefits Committee

   The following report does not constitute soliciting materials and is not considered filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically states otherwise.

   The Compensation and Benefits Committee has reviewed and discussed with management the Compensation and Analysis ("CD&A") set forth below including the accompanying tables.  The Compensation and Benefits Committee recommended to the board of directors that the CD&A be included in the Company's 2008 Annual Report on Form 10-K.

PAUL G. ALLEN
ROBERT P. MAY
DAVID C. MERRITT

Compensation Discussion and Analysis

Overview

   The following discussion and analysis of compensation arrangements of our Named Executive Officers (including our Chief Executive Officer, Chief Financial Officers1, and other executive officers appearing in the Summary Compensation Table) in 2006, 2007 and 2008 should be read together with the compensation tables and related disclosures set forth elsewhere in this proxy statement.

Role of the Compensation and Benefits Committee

   The Compensation and Benefits Committee of our board of directors is responsible for overseeing the overall compensation structure, policies and programs of our Company and assessing whether our compensation structure results in appropriate compensation levels and incentives for executive management and employees of the Company and its subsidiaries.

   Our Chief Executive Officer (“CEO”) annually reviews the performance of each of the other Named Executive Officers. He recommends to the Compensation and Benefits Committee salary adjustments,

1 Jeffrey T. Fisher was the Company's Chief Financial Officer at the beginning of 2008.  Mr. Fisher separated from the Company effective April 4, 2008.  Eloise E. Schmitz was appointed to replace Mr. Fisher.  As a result, the compensation tables were prepared for both individuals.

annual cash bonuses and equity incentive compensation applying specific performance metrics that have been approved by the Compensation and Benefits Committee at the beginning of each year for the other Named Executive Officers.  The Compensation and Benefits Committee has, on occasion, requested certain executives to be present at Compensation and Benefits Committee meetings where executive compensation and Company and individual performance are discussed and evaluated. These executives are invited for the purpose of providing insight or suggestions regarding executive performance objectives and/or achievements, and the overall competitiveness and effectiveness of our executive compensation program. Although the Compensation and Benefits Committee considers the CEO’s recommendations along with analysis provided by the Compensation and Benefits Committee’s compensation consultants, it retains full discretion to set all compensation for the Company’s Named Executive Officers, except that the Compensation and Benefits Committee’s recommendations for the CEO’s compensation goes before our full board of directors, with non-employee directors voting on the approval of any recommendations, subject to any employment agreements.

   The Compensation and Benefits Committee has the discretion to directly engage the services of a compensation consultant or other advisors and has done so in the past. Beginning in 2006, it retained the services of Pearl Meyer & Partners to conduct a comprehensive assessment of our annual executive compensation program relative to competitive markets, as well as conduct an analysis on certain retention strategies for our senior management team. Pearl Meyer & Partners was retained directly by the Compensation and Benefits Committee, although in carrying out assignments, it also interacted with management when necessary and appropriate. Pearl Meyer & Partners may, in its discretion, seek input and feedback from management regarding its consulting work product prior to presentation to the Compensation and Benefits Committee in order to confirm alignment with the Company’s business strategy, identify data questions or other similar issues, if any, prior to presentation to the Compensation and Benefits Committee.

Compensation Philosophy and Objectives

   The Compensation and Benefits Committee believes that attracting and retaining well-qualified executives is a top priority. The Compensation and Benefits Committee’s approach is to compensate executives commensurate with their experience, expertise and performance and to ensure that the Company's compensation programs are competitive to executive pay levels within the cable, telecommunications, and other related industries that define our competitive labor markets. We seek to uphold this philosophy through attainment of the following objectives:

Pay-for-Performance.  We seek to ensure that the amount of compensation for each Named Executive Officer is reflective of the executive’s performance and service to the Company for the time period under consideration. Our primary measures of performance used to gauge appropriate levels of performance-based compensation have included revenue, adjusted EBITDA, unlevered free cash flow, operating cash flow, new product growth, operational improvements, customer satisfaction, and/or such other metrics as the Compensation and Benefits Committee shall determine is then critical to the long-term success of the Company at that time. While we believe that our executives are best motivated when they believe that their performance objectives are attainable, we also believe that these metrics should be challenging and represent important incremental improvements over performance in prior years. Compensation payable pursuant to our annual Executive Bonus Plan and our Long-Term Incentive Program is dependent on Company performance.

Alignment.  We seek to align the interests of the Named Executive Officers with those of our investors by evaluating executive performance on the basis of the financial measurements noted above, which we believe closely correlate to long-term stakeholder value creation. The annual cash bonus and long-term incentives are intended to align executive compensation with our business strategies, values and management initiatives, both short- and long-term. Through this incentive compensation, we place a substantial portion of executive compensation at risk, specifically dependent upon the financial performance of the Company over the relevant periods. This rewards executives for performance that enhances the Company’s financial strength and stakeholder value.

Retention.  We recognize that a key element to our success is our ability to retain a team of highly qualified executives who can provide the leadership necessary to successfully execute our short- and long-term business strategies. We also recognize that, because of their qualifications, our senior executives are often presented with other professional opportunities, potentially ones at higher compensation levels. It is often difficult to retain talented management. Our retention strategy faces additional challenges in that the skills of our current management team are attractive to many companies outside of the cable industry and several members of our management team do not have long-standing ties to the St. Louis area where the Company's headquarters is located. Two programs underscore our focus on retention. First, the Executive Cash Award Plan provided for a cash award to be paid at the end of a pre-determined period, but was modified and cancelled in the first quarter of 2009, as discussed in detail below. Second, an Incentive Program was approved in March 2008 and modified in February 2009, and is also discussed below.  In addition, the Value Creation Plan was approved by the board of directors in 2009.

Pay Levels and Benchmarking

Pay levels for executives are determined based on a number of factors, including the individual’s roles and responsibilities within the Company, the individual’s experience and expertise, pay levels for peers within the Company, pay levels in the marketplace for similar positions, and performance of the individual and the Company as a whole. In determining these pay levels, the Compensation and Benefits Committee considers all forms of compensation and benefits. When establishing the amounts of such compensation, the Compensation and Benefits Committee considers publicly available information, such as proxy statements, as well as third-party administered benchmark surveys concerning executive compensation levels paid by other competitors and in the industry generally.

With the assistance of Pearl Meyer & Partners, the Compensation and Benefits Committee approved two distinct peer groups of publicly-traded companies for benchmarking executive compensation effective for 2008.  The first is an “industry peer group” of 11 companies: Cablevision Systems Corp., Clear Channel Communications, Inc., Comcast Corporation, The DIRECTV Group, Inc., E.W. Scripps Company, EchoStar Communications Corp., Embarq Corporation, Global Crossing Ltd., Level 3 Communications, Inc., Mediacom Communications Corp. and Time Warner Cable Inc. These companies include companies in cable, telecommunications or other related industries of similar size and business strategy.

Because we have a much higher level of debt than these industry peers, we also felt it important to analyze pay practices of a secondary peer group. Specifically, in order to understand pay practices and the mix of incentive vehicles in companies with similar leverage (i.e., those with total debt of $1 billion or more, with a debt to capital ratio of 100% or more), the Compensation and Benefits Committee worked with Pearl Meyer & Partners to analyze a reference group of 10 additional peer companies. While these companies were not used to gauge levels of pay, the Compensation and Benefits Committee felt it was appropriate to examine the types, design and mix of compensation vehicles used within these organizations for pay mix and design purposes.

In addition to these specific peer companies, the Compensation and Benefits Committee also reviews data from a number of published compensation surveys that provide broader market data for specific functional responsibilities for companies of similar revenue size to the Company.

After consideration of the data collected on external competitive levels of compensation and internal relationships within the executive group, the Compensation and Benefits Committee makes decisions regarding individual executives’ target total compensation opportunities based on the need to attract, motivate and retain an experienced and effective management team.

In light of our practice of making a relatively high portion of each executive officer’s compensation based on performance (i.e., at risk), the Compensation and Benefits Committee generally examines peer company data at the average, the 25th percentile, the 50th percentile (i.e., the median) and the 75th percentile, for performance at target and in excess of target, respectively, or for specialization of a skill set. The Compensation and Benefits Committee generally sets compensation for our Named Executive Officers at the median of the industry peer group with the opportunity to reach the 75th percentile based on the criteria above.

As noted above, notwithstanding the Company’s overall pay positioning objectives, pay opportunities for specific individuals vary based on a number of factors such as scope of duties, tenure, institutional knowledge and/or difficulty in recruiting a new executive. Actual total compensation in a given year will vary above or below the target compensation levels based primarily on the attainment of operating goals and the preservation of stakeholder value.  Based on data provided by our outside advisor, total direct compensation (i.e. salary, bonus and long-term incentive) is, on average, at competitive median levels for each Named Executive Officer (NEO).

Pay Mix

We utilize the particular elements of compensation described above because we believe that it provides a well-proportioned mix of compensation, retention value and at-risk compensation which produces short-term and long-term performance incentives and rewards. By following this portfolio approach, we provide the executive a measure of stability in the minimum level of compensation the executive is eligible to receive, while motivating the executive to focus on the business metrics and actions that will produce a high level of performance for the Company, as well as reducing the risk of recruitment of top executive talent by competitors.

  For key executives, the mix of compensation is weighted toward at-risk pay (annual incentives and long-term incentives).   We believe that maintaining this pay mix results in a fundamental pay-for-performance orientation for our executives. We also believe that long-term incentives, and particularly equity compensation, provide a very important motivational and retentive aspect to the compensation package of our key executives.  In 2008 and prior years, a portion of an executive's at-risk compensation was security-oriented compensation.  While the Company anticipates again instituting a stock incentive plan after emergence from bankruptcy, there has been no stock-based compensation granted to date in 2009.

Implementing Our Objectives

  The Compensation and Benefits Committee makes compensation decisions after reviewing the performance of the Company and carefully evaluating an executive’s performance during the year against pre-established goals, leadership qualities, operational performance, business responsibilities, career with the Company, current compensation arrangements and long-term potential to enhance stakeholder value. Specific factors affecting compensation decisions for the Named Executive Officers include:

•
Assessment of Company performance — criteria may include revenue, adjusted EBITDA, free cash flow, unlevered free cash flow, average revenue per unit, operating cash flow, new product growth, operational improvements, customer satisfaction and/or such other metrics as the Compensation and Benefits Committee determine is critical to long-term success of the Company. Application of this factor is more specifically discussed under “Elements Used to Achieve Compensation Objectives” as applicable;

•
Assessment of individual performance — criteria may include individual leadership abilities, management expertise, productivity and effectiveness. Application of this factor is more specifically discussed under “Elements Used to Achieve Compensation Objectives” as applicable; and

•
Benchmarking and Total Compensation Level Review — Our Compensation and Benefits Committee works with our compensation consultant to assess compensation levels and mix as compared to the market, and more fully discussed below under “Pay Levels and Benchmarking.”

Elements Used to Achieve Compensation Objectives

  The main components of the Company’s compensation program have included:

•
Base Salary — fixed pay that takes into account an individual’s role and responsibilities, experience, expertise and individual performance designed to provide a base level of compensation stability on an annual basis;

•	Executive Bonus Plan — variable performance-based pay designed to reward attainment of annual business goals, with target award opportunities generally expressed as a percentage of base salary;

•
Long-Term Incentives — awards historically included stock options, performance units/shares and restricted shares designed to motivate long-term performance and align executive interests with those of our shareholders and, in 2008, awards of "performance cash" were added; and

•	Special Compensation Programs — cash and equity programs targeted at executives in critical positions designed to incentivize performance and encourage long-term retention.

Details of Each Compensation Element

(1)  Base salary

  Base salaries are set with regard to the level of the position within the Company and the individual’s current and sustained performance results. The base salary levels for executives, and any changes in those salary levels, are reviewed each year by the Compensation and Benefits Committee, and such adjustments may be based on factors such as new roles and/or responsibilities assumed by the executive and the executive’s significant impact on then current Company goals.  Salary adjustments may also be based on changes in market pay levels for comparable positions in our competitive markets.  Base Salaries are reviewed and adjusted with regard to (a) market competitive Base Salary levels and increases, (b) the employee’s impact on and contributions to the business performance, and (c) Company-wide total salary increase budgets.  With regard to 2008, the Compensation and Benefits Committee approved the following Base Salary increases:  effective July 1, 2008, Mr. Smit received a $300,000 increase per the terms of his Employment Agreement; Mr. Lovett received a $26,029 increase; Mr. Raclin received a $16,733 increase; and Mr. Fawaz received a $16,733 increase.  Pursuant to the terms of her Employment Agreement, Ms. Schmitz received a $134,425 increase when she was appointed to the position of the Company's Interim Chief Financial Officer in April 2008 and received an additional $25,000 increase when she was appointed to the position of Executive Vice President and Chief Financial Officer in July 2008.  There is no specific weighting applied to any one factor in setting the level of salary, and the process ultimately relies on the subjective exercise of the Compensation and Benefits Committee’s judgment. Although salaries are generally targeted at market median compared to an industry peer group and to a peer group of comparably leveraged companies and other compensation survey data for experienced professionals, the Compensation and Benefits Committee may also take into account historical compensation, potential as a key contributor as well as special recruiting/retention situations in setting salaries for individual executives above or below the market median.  Based upon data provided by our outside advisor, Base Salaries for our NEOs are, on average, at median competitive levels.

(2)  Executive Bonus Plan

2008 Executive Bonus Plan

  For 2008, bonuses for eligible employees were determined based on Charter’s (or, if applicable, an employees’ particular division’s or KMA’s) performance during 2008 measured against four performance goals or measures. These measures, and the percentage of an employee’s bonus allocated to each measure, are revenue (30%), adjusted EBITDA for corporate employees or operating cash flow for divisional and KMA employees (30%), unlevered free cash flow (20%) and customer satisfaction (20%). Target bonuses for executive officers ranged from 40% to 200% of base salary in 2008, subject to applicable employment agreements (see "Employment Agreements").  The range of potential payouts relative to target range from 50% to 150% of target bonus amounts.

  In January 2009, the Compensation and Benefits Committee determined that achievement toward performance goals for 2008 resulted in bonuses under the 2008 Executive Bonus Plan at the corporate level in the amount of 104.6% of targeted bonuses, as detailed in the following chart and as set forth in the Non-Equity Incentive Plan column of the Summary Compensation Table.

Bonus Metrics for 2008	Weight	Performance Goal	Attainment of Performance Goal	Payout Percentage	Bonus Matrixes Attainments

Revenue	30%	$6,578.5 (Million)	98.3%	83%	24.9%
Adjusted EBITDA	30%	$2,321 (Million)	99.7%	97%	29.1%
Unlevered Free Cash Flow	20%	$1,140.1 (Million)	100.3%	103%	20.6%
Customer Excellence Index Plus ("CEI+")	20%	10.00	10.54	150%	30.0%

TOTAL CORPORATE ATTAINMENT					104.6%

  The Compensation and Benefits Committee has the discretion to increase or decrease payouts under this annual plan based on organizational factors such as acquisitions or significant transactions, performance driven by changes in products or markets and other unusual, unforeseen or exogenous situations. In addition to the bonuses paid under the 2008 Executive Bonus Plan, the Compensation and Benefits Committee approved discretionary bonuses of $60,000 to Ms. Schmitz, $75,000 to Mr. Lovett and $25,000 to Mr. Fawaz for their performances in 2008.

(3)  Long-Term Incentives

  The Company’s long-term incentive award compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executive with that of our stakeholders, and incent and retain the executives through the term of the awards. In 2006, we began to shift a greater portion of our long-term incentive grants away from stock options and towards restricted shares and performance units. In 2008, we included performance cash incentives in our program.  We believe that performance-based incentives help to drive Company performance through their direct linkage to controllable business results while, at the same time, rewarding executives for the value created through share price appreciation. Making grants of restricted shares also allowed us to reduce the number of shares we had previously granted through the use of stock options, thereby providing for greater efficiency with regard to dilution and the number of new shares coming into the market at any particular time. While the size of the award is ultimately left to the Compensation and Benefits Committee discretion, grant levels are generally targeted at the median of our industry peer group in accordance with our compensation philosophy.

Stock Incentive Plan

  The 2001 Stock Incentive Plan provides for the potential grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and shares of restricted stock (currently not to exceed 20,000,000 shares) as each term is defined in the 2001 Stock Incentive Plan and in the discretion of the Compensation and Benefits Committee. Generally, options expire 10 years from the grant date. Unless terminated sooner, the 2001 Stock Incentive Plan will terminate on February 12, 2011, and no option or award can be granted thereafter under that plan.  It is expected that prior to the Company's emergence from the Chapter 11 proceedings, the 2001 Stock Incentive Plan will be terminated and awards under it will be cancelled.  It is anticipated that a new Stock Incentive Plan will be put in place after the Company emerges from the Chapter 11 proceedings.

   As of December 31, 2008, 9,546,607 shares remained available for future grants under the plan (assuming actual attainment of performance units).  As of December 31, 2008, there were 3,089 participants in the plan.

The plan authorizes the repricing of options, which could include reducing the exercise price per share of any outstanding option, permitting the cancellation, forfeiture or tender of outstanding options in exchange for other awards or for new options with a lower exercise price per share, or repricing or replacing any outstanding options by any other method.

Long-Term Incentive Program

Grants of equity compensation in the form of stock options, restricted shares and performance units were previously made to our Named Executive Officers through our Long-Term Incentive Program (“LTIP”), which was administered under the 2001 Stock Incentive Plan as discussed above. Following the end of each year, the Compensation and Benefits Committee reviewed the Company’s performance and determined the number of performance units that would be converted into performance shares.

The amount of equity incentive compensation granted in 2008 was based upon the strategic, operational and financial performance of the Company overall and reflects the executives’ expected contributions to the Company’s future success. In 2008, as in the recent past, the Company capped the amount of equity awards which was available to all employees of the Company at 2.09% of the outstanding equity and the Compensation and Benefits Committee includes consideration of this limitation in awarding such compensation and determining what awards are available at all levels of the Company.  In 2008, the Company changed the mix of awards made to individuals under the LTIP, granting restricted shares, performance units and performance cash, but not stock options, to participants.  In 2009, Charter’s Compensation and Benefits Committee approved conversion of the 2008 performance units to performance shares, and adjusted the performance cash awards, at the level of 83.4% of granted units and cash awards as a result of the achievement of the financial performance measures. The level of award attainment was based on revenue growth of 8.5% versus a target of 10.4% and unlevered free cash flow growth of 33.9% versus a target of 33.5%.  One-third of these shares was scheduled to vest in each of 2009, 2010 and 2011, respectively, subject to adjustment for each year's performance attainment percentage. However, in March 2009, most participants including all Named Executive Officers forfeited their equity awards due to the Company's pending financial restructuring.  See, "Recent Events relating to Equity Awards" below.

Timing of Equity Grants

Grants of equity-based awards are determined by the Compensation and Benefits Committee and are typically made each calendar year following review by the Compensation and Benefits Committee of the prior year’s Company performance. Grants may also be made at other times of the year upon execution of a new employment agreement, or in a new hire or promotion situation. Grants of options are made with an exercise price equal to the average of the high and low stock price on the date of grant.

(4)  Retention Programs

Executive Cash Award Plan

In 2005, Charter adopted the Executive Cash Award Plan ("ECAP") to provide additional incentive to, and retain the services of, certain officers of Charter and its subsidiaries, to achieve the highest level of individual performance and contribute to the success of Charter. Eligible participants are employees of Charter or any of its subsidiaries who have been recommended by the CEO and designated and approved as ECAP participants by the Compensation and Benefits Committee of Charter’s board of directors. At the time the ECAP was adopted, the interim CEO recommended and the Compensation and Benefits Committee designated and approved as plan participants the permanent President and Chief Executive Officer position, Executive Vice President positions and selected Senior Vice President positions.

The ECAP provides that each participant be granted an award which represents an opportunity to receive cash payments in accordance with the ECAP. An award was credited in book entry format to a participant’s notional account in an amount equal to 100% of a participant’s base salary on the date of plan approval in 2005 and 20% of participant’s base salary in each year 2006 through 2009, based on that participant’s base salary as of May 1 of the applicable year. The ECAP awards vested at the rate of 50% of the ECAP award balance at the end of 2007 and 100% of the ECAP award balance was to vest at the end of 2009. Participants are entitled to receive payment of the vested portion of the award if the participant remains employed by Charter continuously from the date of the participant’s initial participation through the end of the calendar year in which his or her award becomes vested, subject to payment of pro-rated award balances to a participant who terminates due to death or disability or in the event Charter elects to terminate the ECAP.

A participant’s eligibility for, and right to receive, any payment under the ECAP (except in the case of intervening death) would be conditioned upon the participant first executing and delivering to Charter an agreement releasing and giving up all claims that participant may have against Charter and related parties arising out of or based upon any facts or conduct occurring prior to the payment date, and containing additional restrictions on post-employment use of confidential information, non-competition and nonsolicitation and recruitment of customers and employees.

The ECAP was revised to allow the participation of new senior executives who became eligible for the plan beginning in 2006. For each new participant, an award was credited in book entry format to the new participant’s notional account in an amount equal to 100% of a new participant’s base salary on the date of eligibility approval or hire in 2006 and 20% of the new participant’s base salary in each year 2007 through 2010, based on the new participant’s base salary as of May 1 of the applicable year. The plan awards would vest at the rate of 50% of the plan award balance at the end of 2008 and 100% of the plan award balance at the end of 2010. All other terms and conditions remain the same.

In 2007, the plan was amended and restated to make it consistent with the 2001 Stock Incentive Plan to include the acceleration and payment of awards in the event of a change in control of the Company.

All Named Executive Officers participated in this plan.

In December 2008, the Company announced that it was in discussions with certain of its bondholders about a potential financial restructuring of the Company's balance sheet and as part of that process, the Compensation and Benefits Committee hired Towers Perrin as consultants to consider changes to compensation.  Based on recommendations of Towers Perrin, the Company determined that prepayment of amounts under the ECAP, subject to repayment obligation if the participants' employment were terminated voluntarily or "for cause" prior to December 31, 2009 would provide a valuable retention incentive to ECAP participants.  Therefore, the prepayment of all awards under the ECAP to all participants including the Named Executive Officers was made in January 2009, provided, however, that if any participant leaves the Company prior to December 31, 2009 as a result of a "for cause" termination by the Company or a termination by the participant other than for "good reason" (as such terms are defined in the ECAP Plan), such participant will be required to refund to the Company the full amount of the prepayment, net of any taxes paid by the employee on receipt of the award.  See the Summary Compensation Table below.

Value Creation Plan

   On March 12, 2009, the Company, after discussion with certain of its bondholders and upon the recommendation of Towers Perrin, adopted the Value Creation Plan (the "VCP") comprised of two components, the Restructuring Value Program (the “RVP”), and the Cash Incentive Program (the “CIP”).

   The RVP provides incentives to encourage and reward participants for a successful financial restructuring of the Company.  Participants who continue to be employed by the Company or its subsidiaries until payment of RVP awards earn payments under the RVP upon the Company’s emergence from its Chapter 11 restructuring proceeding (the “Proceeding”); provided that, if the Company’s restructuring plan is the Joint Plan (as defined in the VCP) presently being advocated by the Company, the payment of RVP awards shall occur after emergence and the Company has $600 million of cash.  Participants also earn their RVP payments upon an earlier of (i) their termination of employment due to death or disability, or their termination on or after the Company’s emergence from the Proceeding by the Company for a reason other than “cause,” or voluntarily due to a “good reason” (as each such term is defined in the Plan) or (ii) a “change in control” of the Company if they are then employed by the

Company or its subsidiaries. The target RVP awards for the Company’s named executive officers (which are subject to change in accordance with the terms of the Plan) are: Mr. Smit - $6 million; Mr. Lovett - $2.38 million; Ms. Schmitz - $765,000; Mr. Fawaz - $765,000; and Mr. Raclin - $765,000.

  The CIP provides annual incentives for participants to achieve specified individual performance goals during each of the three years following the Company’s emergence from the Proceeding.  Reasonably attainable individual performance goals for each of the first three years following the Company’s emergence from the Proceeding will be established by the CEO, subject to approval by the board of directors (or by the board for the CEO), within thirty days following the Company’s emergence from the Proceeding.  Participants will earn all or a portion of their target bonus based on the degree to which these goals are achieved in a particular year; provided that any amount not paid in a year other than the third year will be added to the amounts potentially payable upon the participant’s achievement of the performance goals in future years.  The CEO may decrease (including to zero) any Participant’s RVP and CIP awards at any time prior to their Vesting Date (as defined in the Value Creation Plan).  Any such reduction shall be used to increase the amounts otherwise payable under the RVP or CIP component, as applicable, to one or more other Participants, as selected by the CEO, it being understood that the CEO may not increase his own RVP award without the consent of the Board.  Amounts that are not earned by a participant in a particular year may be earned by that participant in a subsequent year if the participant’s performance goals applicable to that subsequent year are achieved.  Participants also earn the CIP payments upon an earlier of, or due to (i) a termination of their employment on or after the Company’s emergence from the Proceeding due to death, disability, by the Company for a reason other than “cause,” or voluntarily due to a “good reason” (as each such term is defined in the Plan) and (ii) a “change in control” of the Company if they are then employed by the Company.  The annual target awards for the Company’s named executive officers (which are subject to change in accordance with the terms of the Plan) are: Mr. Smit - $2.5 million; Mr. Lovett - $910,000; Ms. Schmitz - $664,000; Mr. Fawaz - $597,000; and Mr. Raclin - $597,000.

Other Compensation Elements

      The Named Executive Officers participate in all other benefit programs offered to all employees generally.

Impact of Tax and Accounting

Section 162(m) of the Internal Revenue Code generally provides that certain kinds of compensation in excess of $1 million in any single year paid to the chief executive officer and the three other most highly compensated executive officers other than the chief financial officer of a public company are not deductible for federal income tax purposes. However, pursuant to regulations issued by the U.S. Treasury Department, certain limited exemptions to Section 162(m) apply with respect to qualified “performance-based compensation.” While the tax effect of any compensation arrangement is one factor to be considered, such effect is evaluated in light of our overall compensation philosophy. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation and Benefits Committee has not adopted a policy that all compensation must be deductible. Stock options and performance shares granted under our 2001 Stock Incentive Plan are subject to the approval of the Compensation and Benefits Committee. The grants qualify as “performance-based compensation” and, as such, are exempt from the limitation on deductions.  Outright grants of restricted stock and certain cash payments (such as base salary and cash bonuses) are not structured to qualify as “performance-based compensation” and are, therefore, subject to the Section 162(m) limitation on deductions and will count against the $1 million cap.

When determining amounts and forms of compensation grants to executives and employees, the Compensation and Benefits Committee considers the accounting cost associated with the grants. On January 1, 2006, the Company adopted Statement of Financial Accounting Standard 123 (revised 2004), Share — Based Payment (“SFAS No. 123R”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, grants of stock options, restricted stock, performance shares and other share-based payments result in an accounting charge for our company. The accounting charge is equal to the fair value of the instruments being issued and is amortized over the requisite service period, or vesting period of the instruments. For restricted stock and performance shares, the cost is equal to the fair value of the stock on the date of grant times the number of shares or units granted. For stock options, the cost is equal to the fair value of the option, estimated using the Black-Scholes option-pricing model, times the number of options granted. The following weighted average assumptions were used for grants during the years ended December 31, 2008, 2007 and 2006, respectively: risk-free interest rates of 3.5%, 4.6% and 4.6%; expected volatility of 88.1%, 70.3%, and 87.3% based on historical volatility; and expected lives of 6.3 years, 6.3 years and 4.5 years, respectively. The valuations assume no dividends are paid. Dollar values included in the “Non-Employee Director Compensation Table” and the “Summary Compensation Table” represent the expense recognized in 2008 relating to all awards granted in 2008 and prior.

Recent Events Relating to Equity Awards

    As set forth in Part I, Item 1, "Recent Events – Restructuring" of the Company's annual report on Form 10-K filed on March 16, 2009, the Company announced on February 12, 2009 that it had reached agreements in principle on a financial restructuring with certain of the Company's bondholders and that it would file Chapter 11 petition to implement those agreements on or before April 1, 2009.  Due in part to the implications of this on the Company's equity, the Company's plan to adopt a new employee equity incentive plan upon emergence from bankruptcy, and also due in part to low trading prices of the Company's common stock, the Company's management decided to offer employees the option of forfeiting certain grants of restricted stock and performance shares scheduled to vest in 2009. The forfeiture offer was accepted by the Named Executive Officers detailed in the following compensation tables.  The compensation tables were prepared regarding compensation earned during the fiscal year ending December 31, 2008.  As a result of the forfeiture of his or her vesting, the amount of the NEO's equity as reflected in the following tables prepared as of December 31, 2008, will decrease and the amounts in the following tables may not, therefore, accurately reflect future equitable vesting in the Company by any NEO.

Summary Compensation Table

The following table sets forth information as of December 31, 2008, 2007 and 2006 regarding the compensation to those executive officers listed below for services rendered for the fiscal years ended December 31, 2008, 2007 and 2006. These officers consist of the Chief Executive Officer, Chief Financial Officers and each of the other three most highly compensated executive officers as of December 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)		Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (5)	Total ($)

Neil Smit	2008	1,344,837	3,196,785	(4)	7,379,056	608,255	2,824,200	31,705	15,384,838
President and Chief Executive	2007	1,200,000	870,000	(4)	2,104,677	435,687	1,596,750	20,752	6,227,866
Officer	2006	1,200,000	-		2,026,364	929,745	1,725,000	30,316	5,911,425

Eloise E. Schmitz	2008	477,492	446,330	(4)	688,458	69,023	377,541	7,544	2,066,388
Executive Vice President and	2007	361,381	251,577	(4)	310,766	55,984	194,578	6,067	1,180,353
Chief Financial Officer	2006	313,869	100,000		54,168	31,418	201,250	8,798	709,503

Jeffrey T. Fisher	2008	151,977	-		872,318	338,211	-	680,404	2,042,910
Executive Vice President and	2007	510,961	351,500		178,973	283,845	383,752	128,096	1,837,127
Chief Financial Officer	2006	442,308	100,000	(4)	43,520	261,728	402,500	120,737	1,370,793

Michael J. Lovett	2008	751,931	1,287,433	(4)	3,520,734	638,716	990,012	16,010	7,204,836
Executive Vice President and	2007	722,762	1,078,978	(4)	1,211,191	515,376	778,309	29,673	4,336,289
Chief Operating Officer	2006	680,768	-		232,396	279,325	805,000	25,185	2,022,674

Grier C. Raclin	2008	484,013	473,452		974,485	88,237	381,862	6,641	2,408,690
Executive Vice President,	2007	464,634	354,503	(4)	331,221	68,893	300,205	9,140	1,528,596
General Counsel and	2006	443,269	-		103,078	89,539	310,500	158,151	1,104,537
Corporate Secretary

Marwan Fawaz	2008	486,219	812,229		985,684	102,875	381,862	8,810	2,777,679
Executive Vice President and	2007	464,634	40,000		333,945	79,312	350,240	7,750	1,275,881
Chief Technology Officer	2006	180,000	100,000	(4)	36,787	16,272	362,250	-	695,309

   (1)       2008 amounts reflect payouts of the balance of each Named Executive Officer's ECAP Account discounted at 6% per annum for present value.  In January 2009, the Compensation and Benefits Committee approved the prepayment of all awards under the plan.

   (2)           These awards were forfeited in the first quarter of 2009 and the underlying equity cancelled with the exception of equity grants to Michael J. Lovett for the years 2010 and thereafter.  Amounts were calculated in accordance with SFAS No. 123R and represent expense recognized in the period indicated related to all grants in such period and prior.  For more information on SFAS No. 123R, see "Impact of Tax and Accounting" under Compensation Discussion and Analysis.

   (3)           Amounts reflect the 2006, 2007 and 2008 Executive Bonus Plan bonuses earned during the 2006 fiscal year, paid in March 2007; during the 2007 fiscal year, paid in March 2008; and during the 2008 fiscal year, paid in January 2009.

   (4)       Pursuant to his 2008 Employment Agreement, Mr. Smit received a $2,000,000 signing bonus.  In addition to his ECAP payout, Mr. Smit received a $150,000 discretionary bonus for 2007, paid in March 2008.  In addition to her ECAP payout, Ms. Schmitz received a $60,000 discretionary bonus for 2008, paid in January 2009. In addition to her ECAP payout, Ms. Schmitz received a $50,000 discretionary bonus for 2007, paid in March 2008.  Pursuant to his Employment Agreement, Mr. Fisher received a $100,000 signing bonus.  In addition to his ECAP payout, Mr. Lovett received a $75,000 discretionary bonus for 2008, paid in January 2009.  In addition to his ECAP payout, Mr. Lovett received a $100,000 discretionary bonus for 2007 paid in March 2008. In addition to his ECAP payout, Mr. Raclin received a $50,000 discretionary bonus for 2007 paid in March 2008. In addition to his ECAP earned, Mr. Fawaz received a $25,000 discretionary bonus for 2008 paid in January 2009. Pursuant to his Employment Agreement, Mr. Fawaz received a $100,000 signing bonus.

   (5)       The following table identifies the perquisites and personal benefits received by the Named Executive Officers:

Name	Year	Personal Use of Corporate Airplane ($)	401(k) Matching Contributions ($)	Executive Long-Term Disability Premiums ($)	Relocation Expenses ($)	Automobile Allowance ($)	Other ($)		Tax Advisory Services ($)

Neil Smit	2008	3,810	3,923	1,060	-	-	22,552	(6)	360
	2007	10,352	4,288	3,192	-	-	-		2,920
	2006	13,504	4,038	2,394	5,804	-	-		4,576

Elosie Schmitz	2008	-	6,484	1,060	-	-	-		-
	2007	-	6,067	-	-	-	-		-
	2006	-	5,500	-	-	-	3,298	(7)	-

Jeffrey Fisher	2008	-	7,369	320	-	-	672,715	(8)	-
	2007	-	7,269	2,824	118,003	-	-		-
	2006	-	3,846	471	116,420	-	-		-

Michael Lovett	2008	-	7,750	1,060	-	7,200	-	-
	2007	12,182	7,750	2,541	-	7,200	-	-
	2006	9,222	5,500	2,541	722	7,200	-	-

Grier Raclin	2008	-	5,581	1,060	-	-	-	-
	2007	-	5,154	3,986	-	-	-	-
	2006	9,418	-	3,321	145,412	-	-	-

Marwan Fawaz	2008	-	7,750	1,060	-	-	-	-
	2007	-	7,750	-	-	-	-	-
	2006	-	-	-	-	-	-	-

(6) Amount reported includes reimbursement of expenses for promotional family trip to Olympic games paid for, in part, by a Charter program supplier.
(7) Amount reported includes a payment adjustment of $3,298 to Ms. Schmitz in lieu of an insurance payment.
(8) Amount reported includes a severance payment of $642,760 and a severance payment to cover COBRA expenses of $29,955.

2008 Grants of Plan Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (3)			Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Stock	All Other Option Awards: Number of	Exercise or Base	Grant Date Fair Value of Stock
Name	Grant Date	Committee Approval Date (1)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Awards: Number of Shares of Stock or Units (#) (5)	Securities Underlying Options (#) (6)	Price of Option Awards ($) (7)	and Option Awards ($) (8)

Neil Smit	3/10/2008	2/6/2006	-	-	-	-	-	-	-	687,286	1,374,572	-	-	-	570,447
	4/28/2008	3/12/2008	-	-	-	-	-	-	-	2,178,660	4,357,320	-	-	-	2,352,953
	4/28/2008	3/12/2008	-	-	-	-	-	-	-	-	-	1,851,840	-		1,990,728
	4/28/2008	3/12/2008	-	-	-	-	1,500,000	3,000,000	-	-	-	-	-	-	-
	-	-	-	2,700,000	5,400,000	-	-	-	-	-	-	-	-		-
Eloise Schmitz	3/18/2008	3/12/2008	-	-	-	-	-	-	-	-	-	123,450	-	-	102,464
	3/18/2008	3/12/2008	-	-	-	-	-	-	-	145,230	290,460	-	-	-	120,541
	7/1/2008	6/18/2008	-	-	-	-	-	-	-	-	-	92,593	-	-	100,000
	7/1/2008	6/18/2008	-	-	-				-	108,932	217,864	-	-	-	117,647
	3/18/2008	3/12/2008	-	-	-	-	99,990	199,980	-	-	-	-	-	-	-
	7/1/2008	6/18/2008	-	-	-	-	100,000	200,000	-	-	-	-	-	-	-
	-	-	-	367,500	735,000	-	-	-	-	-	-	-	-	-	-
Jeffrey Fisher	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Michael Lovett	3/18/2008	3/12/2008	-	-	-	-	-	-	-	-	-	1,152,270	-	-	956,384
	3/18/2008	3/12/2008	-	-	-	-	-	-	-	1,355,610	2,711,220	-	-	-	1,125,156
	3/18/2008	3/12/2008	-	-	-	-	933,330	1,866,660	-	-	-	-	-	-	-
	-	-	-	946,474	1,892,948	-	-	-	-	-	-	-	-	-	-
Grier Raclin	3/18/2008	3/12/2008	-	-	-	-	-	-	-	-		370,380	-	-	307,415
	3/18/2008	3/12/2008	-	-	-	-	-	-	-	435,720	871,440	-	-	-	361,648
	3/18/2008	3/12/2008	-	-	-	-	300,000	600,000	-	-	-	-	-	-	-
	-	-	-	365,068	730,136	-	-	-	-	-	-	-	-	-	-
Marwan	3/18/2008	3/12/2008	-	-	-	-	-	-	-	-	-	370,380	-	-	307,415
Fawaz	3/18/2008	3/12/2008	-	-	-	-	-	-	-	435,720	871,440	-	-	-	361,648
	3/18/2008	3/12/2008	-	-	-	-	300,000	600,000	-	-	-	-	-	-	-
	-	-	-	365,068	730,136	-	-	-	-	-	-	-	-	-	-

   (1)     At the February 6, 2006 Compensation and Benefits Committee meeting, Mr. Smit, pursuant to his 2005 Employment Agreement, was approved for a performance unit grant of 2,061,860 units, one-third of which (687,287 units) were awarded based on the one-year performance in 2006, 2007 and 2008.  At the March 12, 2008 Compensation and Benefits Committee meeting, the measures for the 2008 performance grants as well as the restricted and performance grants were approved, which awards were later granted on March 18, 2008.  By unanimous written consent on June 18, 2008, the Compensation and Benefits Committee approved additional performance grants for Ms. Schmitz in connection with her employment agreement which awards were later granted on July 1, 2008.

   (2)     These columns show the range of payouts under the 2008 Executive Bonus Plan based on 2008 performance.  These payments for 2008 performance were made based on the metrics described in the section titled “2008 Executive Bonus Plan” in the Compensation Discussion & Analysis.  These payments are reflected in the Non-Equity Incentive Plan column in the Summary Compensation Table.

   (3)     These columns show the original grant and range of payouts of performance cash targeted for 2008 performance under the Long-Term Incentive Plan, which is administered by the 2001 Stock Incentive Plan. The 2008 payouts, calculated at 83.4% of target, were made in March 2009, as reflected in the table below.

Name	Performance Cash Granted	Performance Cash Attained after Adjustment

Neil Smit	$ 1,500,000	$ 1,251,000
Eloise Schmitz	99,990	83,392
	100,000	83,400
Jeffrey Fisher	-	-
Michael Lovett	933,330	778,397
Grier Raclin	300,000	250,200
Marwan Fawaz	300,000	250,200

    (4)     These columns show the original grant and range of payouts of performance units targeted for 2008 performance under the Long-Term Incentive Plan, which is administered by the 2001 Stock Incentive Plan. The 2008 payouts, calculated at 83.4% of target, were made in March 2009 as reflected in the table below.  Mr. Smit, pursuant to his employment agreement, was granted 2,061,860 units, one-third of which (687,287 units) were awarded based on the one-year performance of Charter in 2006, 2007 and 2008, respectively. If the Company met its performance criteria in each year, the units turned into performance shares on March 10th of 2007, 2008 and 2009.

Name	Performance Units Granted	Performance Shares Attained after Adjustment

Neil Smit	687,286	573,197
	2,178,660	1,817,002
Eloise Schmitz	145,230	121,122
	108,932	90,849
Jeffrey T. Fisher	-	-
Michael Lovett	1,355,610	1,130,579
Grier Raclin	435,720	363,390
Marwan Fawaz	435,720	363,390

   (5)     Awards under this column are granted as restricted shares under the 2001 Stock Incentive Plan.

   (6)     These Option Awards are more fully described in the Outstanding Equity Awards at Fiscal Year-End table.

   (7)     The exercise prices of Option Awards were determined using the average of high and low stock prices on the date of grant.

   (8)    Amounts were calculated in accordance with SFAS No. 123R. For more information on SFAS No. 123R, see “Impact of Tax and Accounting" under Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options and unvested restricted stock and performance units for each of the Company’s Named Executive Officers, which remained outstanding as of December 31, 2008. None of the Company’s Named Executive Officers have been granted incentive-based stock options.  The stock awards covered in this table have been forfeited and the underlying equity cancelled as of the date of this Annual Report on Form 10-K/A with the exception of the equity grants to Mr. Lovett for the years 2010 and thereafter.

Option Awards					Stock Awards
Name	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (2)	Market Value of Shares or Units of Stock that Have Not Vested (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (2) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested (3)

Neil Smit	2,895,383	-	$1.18	8/22/2015	6,928,491	$554,279	2,865,946	$229,276
	62,050	124,100	$1.00	3/10/2016	-	-	-	-
	62,050	186,150	$2.84	3/9/2017	-	-	-	-
Eloise Schmitz	40,000	-	$2.85	7/23/2012	788,266	63,061	254,162	$20,333
	8,750	-	$1.60	4/29/2013	-	-	-	-
	28,000	-	$5.17	1/27/2014	-	-	-	-
	62,775	20,925	$1.53	3/25/2015	-	-	-	-
	15,550	15,550	$1.00	3/10/2016	-	-	-	-
	50,000	50,000	$1.32	8/29/2016	-	-	-	-
	7,775	23,325	$2.84	3/9/2017	-	-	-	-
Jeffrey Fisher	500,000	250,000	$1.19	1/20/2016	300,994	24,080	-	-
	36,450	72,900	$1.00	3/10/2016	-	-	-	-
	14,325	42,975	$2.84	3/9/2017	-	-	-	-

Michael Lovett	100,000	-	$5.06	7/23/2013	3,708,386	296,671	1,355,610	$108,449
	77,500	-	$5.17	1/27/2014	-	-	-	-
	12,500	-	$4.56	4/27/2014	-	-	-	-
	82,000	-	$2.87	10/26/2014	-	-	-	-
	108,000	54,000	$1.30	4/26/2015	-	-	-	-
	108,000	216,000	$1.20	2/28/2016	-	-	-	-
	216,000	648,000	$2.84	3/9/2017	-	-	-	-
Grier Raclin	122,900	61,450	$1.36	10/10/2015	1,087,277	86,982	435,720	$34,858
	14,325	28,650	$1.00	3/10/2016	-	-	-	-
	14,325	42,975	$2.84	3/9/2017	-	-	-	-
Marwan Fawaz	150,000	150,000	$1.28	8/1/2016	1,103,944	88,316	435,720	$34,858
	14,325	42,975	$2.84	3/9/2017	-	-	-

   (1)     All option awards vest in equal installments over a four-year period from the grant dates.  Mr. Smit will have 62,050 options vest on each March 10th of 2009 and 2010, and 62,050 options vest on each March 9th of 2009, 2010 and 2011.  Ms. Schmitz will have 20,925 options vest on March 25, 2009; 7,775 options vest on each March 10th of 2009 and 2010; 25,000 options will vest on each August 29th of 2009 and 2010; and 7,775 options vest on each March 9th of 2009, 2010 and 2011.  Mr. Fisher will have 250,000 options vest on each January 20th of 2009 and 2010, 36,450 options vest on each March 10th of 2009 and 2010, and 14,325 options vest on each March 9th of 2009 and 2010.  Mr. Lovett will have 54,000 options vest on April 26, 2009, 108,000 options vest on each February 28th of 2009 and 2010, and 216,000 options vest on each March 9th of 2009, 2010 and 2011.  Mr. Raclin will have 61,450 options vest on October 10, 2009, 14,325 options vest on each March 10th of 2009 and 2010, and 14,325 options vest on each March 9th of 2009, 2010 and 2011.  Mr. Fawaz will have 75,000 options vest on each August 1st of 2009 and 2010; and 14,325 options on each March 9th of 2009, 2010 and 2011.

   (2)    All restricted stock awards vest in equal installments over a three-year period from the grant dates.  All 2005, 2006 and 2007 performance unit awards were based on a one-year performance cycle.  Since Charter met its certain performance criteria at 86.25% of the target in 2005, 160% of the target in 2006 and 142% of the target in 2007, the units became performance shares which will vest on the third anniversary of the grant date.  Mr. Smit will have 617,280 shares vest on each of March 18th of 2009, March 18th of 2010 and June 30, 2010; 200,000 shares vest on each of August 1st of 2009 and 2010; performance shares in the following amounts vesting on March 10, 2009:  579,154; 1,374,574; 288,660; 347,492; and 412,372; and performance shares in the following amounts vesting on March 9, 2010:  579,154; 600,000; 252,000; and 243,245.  Ms. Schmitz will have 41,150 shares vest on each of March 18th of 2009, 2010 and 2011; 30,864 shares vest on each of July 1st of 2009, 2010 and 2011; 30,833 shares vest on each of August 1st of 2009 and 2010; performance shares in the following amounts vesting on March 10, 2009:  72,585; 100,000; 43,551; and 60,000; and performance shares in the following amounts vesting on March 9, 2010:  72,585; 92,500; 38,850; and 30,486.  Mr. Fisher will have 16,667 shares vest on February 6, 2009; 16,666 shares will vest on August 10, 2009; performance shares in the following amounts vesting on March 10, 2009:  83,700 and 50,220; and 133,741 performance shares vest on March 9, 2010.  Mr. Lovett will have 50,000 shares vest on February 28, 2009, 100,000 shares vest on each of March 10th of 2009 and 2010, 184,548 shares vest on each of August 1st of 2009 and 2010, 384,090 shares vest on each of March 18th of 2009, 2010 and 2011; performance shares vesting in the following amounts on March 9, 2010:  259,200; 518,400; and 155,520; and performance shares in the following amounts vesting on March 9, 2010:  553,643; 217,728; and 232,530.  Mr. Raclin will have 50,000 shares vest on each of August 10th of 2009 and 2010; 123,460 shares vest on each March 18th of 2009, 2010 and 2011; performance shares vesting in the following amounts on March 10, 2009:  133,741; and 80,244; performance shares vesting in the following amounts on March 9, 2010:  133,741; 150,000; 56,171 and 63,000.  Mr. Fawaz will have 123,460 shares vest on each of March 18th of 2009, 2010 and 2011; 16,667 shares vest on August 1, 2009; 50,000 shares vest on each of August 1st of 2009 and 2010; performance shares vesting in the following amounts on March 10, 2009:  133,741; and 80,244; and performance shares vesting in the following amounts as of March 9, 2010:  133,741; 150,000; 56,171 and 63,000.

   (3)     Based on the closing stock price at December 31, 2008 of $0.08 per share.

   (4)     Amounts attributed to performance unit awards granted in 2008, which were based on a one-year performance cycle.  In January 2009, it was determined that Charter met its performance criteria at 83.4% of the target.  The table below shows the initial grant of performance units shown in the “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (1)” column and the amount of performance shares granted at 83.4% of the target, which will vest three years from the grant date, except for the grant of 687,287 performance units to Mr. Smit, granted pursuant to his employment agreement.  Performance shares resulting from such grant will vest on March 10, 2009.

Name	Performance Units Granted	Performance Shares Attained after Adjustment

Neil Smit	687,286	573,197
	2,178,660	1,817,002
Eloise Schmitz	145,230	121,122
	108,932	90,849
Jeffrey Fisher	-	-
Michael Lovett	1,355,610	1,130,579
Grier Raclin	435,720	363,390
Marwan Fawaz	435,720	363,390

In addition to his annual grant of 2,178,660 units, Mr. Smit, pursuant to his 2005 Employment Agreement, was granted 2,061,860 units in 2006, one-third of which (687,287 units) were awarded based on the one-year performance in 2006, 2007 and 2008.  If the Company meets its performance criteria in each year, the units will (or did) turn into performance shares on March 10th of 2007, 2008 and 2009.  Since Charter met its performance criteria in 2006 at 160% of its target, Mr. Smit received 1,099,659 performance shares in 2007.  Since Charter met its performance criteria in 2007 at 142% of its target, Mr. Smit received 975,947 performance shares in 2008.  Since Charter met its performance criteria in 2008 at

83.4% of its target, Mr. Smit will receive 573,197 performance shares in 2009 at which time all of the performance shares from this grant will be fully vested.

2008 Options Exercised and Stock Vested

The following table provides information on stock options which were exercised and restricted stock awards that vested during 2008 for each of the Company’s Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting or Transfer for Value (#)	Value Realized on Vesting ($) (2)

Neil Smit (3) (4)	-	-	720,833	771,975
Eloise Schmitz(5)(6)	-	-	30,834	34,738
Jeffrey Fisher (7) (8)	-	-	33,334	39,167
Michael Lovett (9) (10)	-	-	359,548	375,974
Grier Raclin (11) (12)	-	-	66,667	63,568
Marwan Fawaz (13) (14)	-	-	66,667	75,500

(1) Amounts attributed to the difference between the exercise price of the option and the market price at the time of exercise.
(2) Amount attributed to the market value of the stock on the day the stock vested.
(3) No options were exercised by Mr. Smit in 2008.

(4)   Mr. Smit had 520,833 restricted shares vest on August 23, 2008 and 234,734 shares were sold on August 22, 2008 to cover taxes at a market value of $1.05/share (the average of the low and high trading prices on that day).  The remaining 286,099 shares had a closing market price on August 22, 2008 of $1.05/share.  Mr. Smit also had 200,000 restricted shares vest on August 10, 2008.  He sold 90,000 shares on August 12, 2008 to cover taxes at a market value of $1.12/share.  The remaining 110,000 shares had a closing market price on August 11, 2008 of $1.13/share.

(5) No options were exercised by Ms. Schmitz in 2008.

(6)   Ms. Schmitz had 30,834 shares vest on August 10, 2008 and 10,407 shares were sold on August 12, 2008 to cover taxes at a market value of $1.12/share.  The remaining 20,427 shares had a closing market price on August 11, 2008 of $1.13/share.

(7) No options were exercised by Mr. Fisher in 2008.

(8)   Mr. Fisher had 16,667 restricted shares vest on February 6, 2008 at a closing market value of $1.21/share.  Mr. Fisher had 16,667 restricted shares vest on August 1, 2008 at a closing market value of $1.14/share.

(9)   No options were exercised by Mr. Lovett in 2008.

(10)  Mr. Lovett had 25,000 restricted shares vest on April 26, 2008 at a closing market price on April 25, 2008 of $0.97/share.  Mr. Lovett had 50,000 restricted shares vest on February 28, 2008 at a closing market price of $1.00/share.  Mr. Lovett had 100,000 restricted shares vest on March 9, 2008 at a closing market price on March 10, 2008 of $0.94/share.  Mr. Lovett had 184,548 restricted shares vest on August 10, 2008 and sold 81,475 to cover taxes on August 12, 2008 at a market price of $1.12/share.  The remaining 103,073 shares had a closing market price on August 11, 2008 of $1.13/share.

(11)   No options were exercised by Mr. Raclin in 2008.

(12)   Mr. Raclin had 50,000 restricted shares vest on August 10, 2008 and sold 18,200 on August 12, 2008 to cover taxes at a closing market price of $1.12/share.  The remaining 31,800 shares had a closing market price of $1.13 a share on August 11, 2008.  Mr. Raclin also had 16,667 restricted shares vest on October 10, 2008 and sold 5,951 on October 13, 2008 to cover taxes at a market price of $0.48/share.  The remaining 10,716 shares had a closing market price of 0.41/share on October 10, 2008.

(13)   No options were exercised by Mr. Fawaz in 2008.

(14)   Mr. Fawaz had 16,667 restricted shares vest on August 3, 2008 that had a closing market price on August 4, 2008 of $1.14/share.  Mr. Fawaz also had 50,000 restricted shares vest on August 10, 2008 that had a closing market price on August 11, 2008 of $1.13/share.

Employment Agreements

Neil Smit

On September 26, 2008, Charter and Mr. Smit agreed to amend and restate his employment agreement effective as of July 1, 2008 (the "Smit Agreement").  Under the Smit Agreement, Mr. Smit will serve as Charter’s President and Chief Executive Officer for a term expiring on June 30, 2010 and will receive a $1,500,000 base salary per year during the term. Mr. Smit shall be eligible to receive a performance-based bonus equal to 125% of the target bonus in 2008, but not less than 125% and not more than 200% of the target bonus in 2009 and 2010, all as determined by the Compensation and Benefits Committee of Charter’s board of directors. Performance criteria shall not include Charter’s stock trading price and may include revenue, average revenue per unit ("ARPU"), revenue generating unit ("RGU"), operating cash flow ("OCF"), new product growth operational improvements, and/or such other metrics as the Compensation and Benefits Committee shall determine. Mr. Smit received a signing bonus equal to $2,000,000 upon execution of the Smit Agreement provided that, in the event he terminates his employment with Charter prior to December 31, 2009, he will repay the signing bonus to the company in full and if he terminates his employment prior to June 30, 2010 but after December 31, 2009, 50% of the signing bonus shall be repaid to Charter.  Under the Smit Agreement, Mr. Smit is eligible for participation in Charter's Executive Cash Award Plan.  The vesting of Mr. Smit's incentive awards from 2007 and 2008 were to vest at June 30, 2010, the termination date of the Smit Agreement, and the incentive awards to be granted in 2009 and 2010 will vest at various times partially depending upon the achievement of financial targets subject to the terms and conditions in the Smit Agreement.  Each annual equity award in 2009 and 2010 was to have the aggregate fair value on the grant date of $6,000,000.  Mr. Smit voluntarily forfeited all equity awards previously granted in the first quarter of 2009.  He is eligible to participate in other employee benefit plans, programs and arrangements generally available to other senior executives and is eligible for other or additional long-term incentives in the sole discretion of the Compensation and Benefits Committee and/or the board of directors, including stock option grants and restricted stock awards. The Company has agreed to pay or reimburse him for professional fees he incurs in connection with financial counseling, estate planning, tax preparation and the like, up to a maximum of $15,000 for each calendar year during the term of the Smit Agreement. Mr. Smit receives employee benefits and perquisites consistent with those made generally available to other senior executives.

Eloise Schmitz

   On July 1, 2008, Charter executed an amended and restated employment agreement with Ms. Schmitz (the "Schmitz Agreement").  The Schmitz Agreement provides that Ms. Schmitz shall be employed in an executive capacity as Executive Vice President and Chief Financial Officer with such responsibilities, duties and authority as are customary for such role, including, but not limited to, overall management responsibility for Charter’s financial reporting, at a salary of $525,000, to be reviewed on an annual basis. The Schmitz Agreement also provides for a grant of 92,593 restricted shares of Charter’s Class A common stock; 108,932 performance units; and $100,000 in performance cash under the 2001 Stock Incentive Plan. For 2008, she was eligible to participate in the incentive bonus plan with a target bonus of 50% of her salary for the period prior to which Ms. Schmitz served as Interim Chief Financial Officer; up to 75% for the period she served as Interim Chief Financial Officer through December 31, 2008; and a target bonus amount up to 75% for the fiscal years thereafter.  She is also eligible to receive such other employee benefits as are generally made available to other senior executives.  The Schmitz Agreement contains a two-year non-compete provision and a two year non-solicitation clause.  The term of the Schmitz Agreement is two years from the effective date of the Schmitz Agreement.

 Michael Lovett

On August 1, 2007, Charter executed an amended and restated employment agreement with Mr. Lovett (the “Lovett Agreement”). The Lovett Agreement provides that Mr. Lovett shall be employed in an executive capacity as Executive Vice President and Chief Operating Officer with such responsibilities, duties and authority as are customary for such role, including, but not limited to, overall management responsibility for Charter’s operations, at a salary of $731,150, to be reviewed on an annual basis. The Lovett Agreement also provides for a grant of 553,643 restricted shares of Charter’s Class A common stock and 553,643 performance units under the 2001 Stock Incentive Plan. He is eligible to participate in the incentive bonus plan with a target bonus of at least 100% of salary, the Executive Cash Award Plan and to receive such other employee benefits as are available to other senior executives.  The Lovett Agreement also provided for a one time contribution to the 2005 Executive Cash Award Plan equal to 1.5 times his base salary.  The Lovett Agreement contains a two-year non-compete provision and a two year non-solicitation clause.  The term of the Lovett Agreement is three years from the effective date of the Lovett Agreement.

On March 5, 2008, Charter and Mr. Lovett entered into an addendum to the Lovett Agreement (the "Addendum").  The Addendum provides for an increase in his eligible target bonus under the incentive bonus plan from 100% of his salary to up to 125% of his salary.

Grier Raclin

On August 1, 2007, Charter executed an amended and restated employment agreement with Mr. Raclin (the “Raclin Agreement”). The Raclin Agreement provides that Mr. Raclin shall be employed in an executive capacity as Executive Vice President, General Counsel and Corporate Secretary with such responsibilities, duties and authority as are customary for such role, including, but not limited to, overall management responsibility for Charter’s legal, regulatory and governmental relations functions, at a salary of $470,025, to be reviewed on an annual basis. The Raclin Agreement also provides for a grant of 150,000 restricted shares of Charter’s Class A common stock and 150,000 performance units under the 2001 Stock Incentive Plan. He is eligible to participate in the incentive bonus plan with a target bonus of at least 60% of salary, the Executive Cash Award Plan and eligible to receive such other employee benefits as are generally made available to other senior executives.  The Raclin Agreement contains a two-year non-compete provision and a two year non-solicitation clause.  The term of the Raclin Agreement is two years and nine months from the effective date of the Raclin Agreement.

On March 5, 2008, Charter and Mr. Raclin entered into an addendum to the Raclin Agreement (the “Addendum”).  The Addendum provides for an increase in this eligible target bonus under the incentive bonus plan from 60% of his salary to up to 75% of his salary.

Marwan Fawaz

     On August 1, 2007, Charter executed an amended and restated employment agreement with Mr. Fawaz (the "Fawaz Agreement").  The Fawaz Agreement provides that Mr. Fawaz shall be employed in an executive capacity as Executive Vice President and Chief Technology Officer with such responsibilities, duties and authority as are customary for such role, including, but not limited to, overall management responsibility for Charter’s technology and engineering, at a salary of $470,025, to be reviewed on an annual basis. Mr. Fawaz is eligible to participate in the incentive bonus plan with a target bonus of at least 70% of salary, the Executive Cash Award Plan and eligible to receive such other employee benefits as are available to other senior executives.  The Fawaz Agreement contains a two-year non-compete provision and a two year non-solicitation clause.  The term of the Fawaz Agreement is three years from the effective date of the Fawaz Agreement.

On March 5, 2008, Charter and Mr. Fawaz entered into an addendum to Fawaz Agreement (the “Addendum”).  The Addendum provides for an increase in this eligible target bonus under the incentive bonus plan from 70% of his salary to up to 75% of his salary.

Separation and Related Arrangements

The following tables show payments due to each of the Named Executive Officers upon termination of employment (and for Mr. Smit, upon a Going Private Event), assuming that the triggering of payments had occurred on December 31, 2008. The stock price used in these calculations is $0.08 per share, the closing price of Charter Class A common stock on December 31, 2008. Payments under the Executive Cash Award Plan are assumed as of December 31, 2008.  As noted in the Summary Compensation Table, in January 2009, the Compensation and Benefits Committee voted to accelerate the payments remaining under the plan to the Named Executive Officers such that no payment remains to be made under that plan.  The paragraphs that follow each table describe the termination provisions that are contained in each named executive officer’s employment agreement. These descriptions cover only information regarding benefits that are not generally available to other employees. Benefits generally available to other employees are:

•	Salary through date of termination (unless otherwise stated);

•	Lump sum payment covering COBRA for the period of severance;

•	Lump sum payment of accrued and unused vacation; and

•	If, applicable, options continue to vest through any applicable severance period and are then exercisable for 60 days following the end of such period.

Neil Smit

	Termination by the Company for Cause or Voluntary Termination by the Executive ($)	Going Private Event with Accelerated Vesting of Equity Awards (without Termination) ($)	Termination due to Death or Disability ($)	Termination by the Company without Cause or by the Executive for Good Reason (other than after Change-In-Control) ($)	Termination by the Executive within 60-Day Period Starting 180 Days after Change-In-Control ($)

Severance	-	-	-	13,500,000	13,500,000
Bonus(1)	2,824,200	-	2,700,000	2,824,200	2,824,200
Retention Bonus	(2,000,000)	-	(2,000,000)	-	-
Stock Options(2)	-	-	-	-	-
Restricted Shares	-	180,147	180,147	180,147	180,147
Performance Shares	-	603,408	603,408	603,408	603,408
Performance Cash	-	500,000	1,500,000	1,500,000	1,500,000
Executive Cash Award Payout	-	-	1,270,600	960,000	960,000
Excise Tax Gross-Up	-	-	-	-	5,028,394
Total	824,000	1,283,555	4,254,155	19,567,755	24,596,149

(1) Except as otherwise indicated, bonus is the amount determined under the 2008 Executive Bonus Plan and actually paid in 2009.

    (2)   Stock options do not include options which had vested in the normal course and were held by the executive at year end.  They do include the net value of any options which accelerate as a result of the executive's termination, i.e., the difference between the closing price on last business day of 2008 ($0.08) and the exercise price of any option.  For all grants, this difference is equal to or less than zero and thus is excluded.

For Cause/Voluntary Termination Event

  In the event that Mr. Smit’s employment is terminated for “cause” or he terminates his employment for any reason other than “good reason,” he shall be entitled to the right to exercise any vested stock option for the lesser of 30 days or the remainder of the option’s maximum stated term.  In addition, Mr. Smit will receive the full payment of the balance of any annual, long-term or other incentive award earned in respect to any period ending on or prior to the termination date but not yet paid.  However, Mr. Smit would be required to re-pay his signing bonus if termination occurs prior to December 31, 2009.

Going Private Event

In the event that Charter’s common stock is no longer traded on a national market (a “Going Private Event”), then Charter, in its sole discretion, shall adjust Mr. Smit’s outstanding equity-based awards using one of three approaches:

•
(a) Accelerate Vesting — accelerate the vesting and exercisability of all stock options; accelerate the vesting of all restricted shares; and deliver a pro-rated amount of unrestricted, publicly tradable securities for each outstanding performance share award assuming target performance;

•
(b) Adjust Awards — make appropriate adjustments in the amounts and kinds of securities of outstanding stock options, restricted stock and performance share awards and/or other terms and conditions of such awards so as to avoid dilution or enlargement of Mr. Smit’s rights and value and to avoid any incremental current tax to him; or

•	(c) Combination of approaches (a) Accelerate Vesting and (b) Adjust Awards.

    Following a Going Private Event, to the extent that Mr. Smit’s restricted shares, stock options and/or performance shares remain outstanding under approach (b) Adjust Awards above, then he shall have the right to “put” any or all securities for a prompt cash payment equal to their fair market value during the 180 days following the settlement date, i.e., the date of vesting or removal of restrictions on any restricted stock, the delivery date of securities in respect of a performance share award or the exercise date of any stock option and/or his termination of employment for any reason following such settlement date. Charter shall also have the right to “call” the securities for the same amount.

Death or Disability Termination Event

In the event that Mr. Smit’s employment is terminated during the term of the Employment Agreement due to his death or disability, he or his estate or beneficiaries shall be entitled to receive:

•	A pro rata bonus for the year of termination equal to 200% of the salary earned through the termination date for the calendar year during which employment was terminated;

•	Full vesting of an amount equal to the sum of all amounts credited to Mr. Smit’s Executive Cash Award Plan Account;

•	Full vesting and exercisability of any outstanding stock options and continued ability to exercise his options for the lesser of two years or the remainder of the option’s maximum stated term;

•	Full vesting of any restricted stock;

•
Full vesting of any right to receive performance shares, with the number of performance shares earned and the timing of delivery of shares being determined as if all relevant performance goals had been achieved at 100% of the target;

•	Full vesting of any right to receive performance cash, with the amount earned being determined as if all relevant performance goals had been achieved at 100% of the target;

•	Full payment of the balance of any annual, long-term or other incentive award earned in respect to any period ending on or prior to the termination date but not yet paid; and

•	Mr. Smit would be required to re-pay his signing bonus if termination occurs prior to December 31, 2009.

Without Cause/Good Reason/Change in Control Termination Event

In the event that Mr. Smit is terminated by Charter without “cause” or for “good reason,” which includes Mr. Smit’s right to voluntarily terminate employment during a 60-day period starting 180 days after a change in control, he will receive:

•	Three (3) times the sum of: (i) his annual salary for the year of termination; plus (ii) 200% of his annual salary for the year of termination;

•	Full vesting and exercisability of any outstanding stock options and continued ability to exercise his options for the lesser of two years or the remainder of the option’s stated term;

•	Full vesting of any restricted stock;

•
Full vesting of any right to receive performance shares, with the number of performance shares earned and the timing of delivery of shares being determined as if all relevant performance goals had been achieved at 100% of the target;

•	Full vesting of any right to receive performance cash, with the amount earned being determined as if all relevant performance goals had been achieved at 100% of the target; and

•	Full payment of the balance of any annual, long-term or other incentive award earned in respect to any period ending on or prior to the termination date but not yet paid.

   The Employment Agreement also provides tax gross-up payments for certain excise taxes. In the event that Mr. Smit is subject to any excise tax imposed under Section 4999 of the Internal Revenue Code, Charter will gross up Mr. Smit for such excise tax and any taxes, penalties and interest associated with such excise tax. In the event that Mr. Smit is subject to any “409A excise tax” (e.g., additional tax, interest, or penalty under Section 409A of the Internal Revenue Code), Charter will gross up Mr. Smit for such 409A excise tax and any taxes, penalties and interest associated with such 409A excise tax.

  In consideration of the compensation and benefits to be paid to Mr. Smit, the Employment Agreement contains non-compete provisions, non-solicitation of employees and non-solicitation of customers lasting from six months to two years after termination, depending on the type of termination. The Employment Agreement also provides that he cannot reveal or use any confidential information obtained in the course of his employment.

Eloise Schmitz

	Termination by the Company for Cause	Termination due to Death or Disability ($)	Termination by the Company without Cause or by the Executive for Good Reason ($)	Termination within 30 days before or 13 months after Change in Control for without Cause or Good Reason
	Or Voluntary Termination by the Executive ($)

Severance	-	-	1,050,000	1,050,000
Bonus (1)	-	437,541	787,500	787,500
Stock Options (2)	-	-	-	-
Performance Shares	-	-	40,845	57,802
Performance Cash	-	-	-	199,990
Restricted Stock	-	-	16,456	16,456
Executive Cash Award Payout	-	301,558	-	410,158
Total	-	739,099	1,894,801	2,521,906

(1)    Except as otherwise indicated, bonus is the amount determined under the 2008 Executive Bonus Plan and actually paid in 2009.

(2)   Stock options do not include options which had vested in the normal course and were held by the executive at year end.  They do include the net value of any options which accelerate as a result of the executive's termination (i.e., the difference between the closing price on last business day of 2008 ($0.08) and the exercise price of any option).  For all grants this difference is equal to or less than zero and thus is excluded.

Death or Disability Termination Event

In the event that Ms. Schmitz is terminated as a result of death or “disability,” Ms. Schmitz, her estate or beneficiaries shall be entitled to receive:

•
In the event there is a period of time during which Ms. Schmitz is not being paid annual base salary and not receiving long-term disability insurance payments, Ms. Schmitz will receive interim payments equal to such unpaid disability insurance payments until commencement of disability insurance payments;

•	A pro rata bonus for the year of termination; and

•
The balance of Ms. Schmitz’s Executive Cash Award Plan account as of the end of the calendar year prior to the calendar year of termination, and a prorated portion of the amount to be credited to Ms. Schmitz’s Executive Cash Award Plan account for the year of termination equal to the amount otherwise to be credited for that calendar year, multiplied by a fraction, the numerator of which is the total number of months, full or partial, that Ms. Schmitz was employed during the applicable year, and the denominator of which is twelve (12).

Without Cause/Good Reason Termination Event

In the event that Ms. Schmitz is terminated by Charter without “cause” or, upon her election, for “good reason,” Ms. Schmitz will receive:

•	Two (2) times her annual base salary and target bonus (75% of salary) payable over fifty-two (52) bi-weekly payroll installments following termination;

•	The vesting of options, restricted stock and performance shares for as long as severance payments are made; and

•	Any and all performance units and performance cash awards granted in the year of termination are forfeited.

Change in Control Termination Event

In the event that within 30 days before, or 13 months following, the occurrence of a Change in Control, Charter or any of its subsidiaries, terminate her employment without “cause” or she terminates her employment with Charter and its subsidiaries for “good reason,” Ms. Schmitz will receive:

•	Two (2) times her annual base salary and target bonus (75% of salary) for the year of termination;

•	The amount of Ms. Schmitz’s Executive Cash Award Plan account and all amounts that would be credited as if Ms. Schmitz had remained employed for the term of the Plan;

•	A number of performance units shall immediately vest, which such number shall be the number of units that would have vested at the end of the vesting period if she had continued in employment until the end of such vesting period, assuming that the actual performance of the Company from the grant date through the end of the calendar month before the termination date had continued throughout the entire performance cycle;

•	All restricted stock, performance shares and stock options which would have vested in the next 24 months following termination shall immediately vest; and

•	Full vesting of any right to receive performance cash, with the amount earned being determined as if all relevant performance goals had been achieved at 100% of the target.

The Schmitz Agreement contains a two-year non-solicitation clause for customers and employees and a two-year non-compete provision (or until the end of the term of the Schmitz Agreement, if longer). The Schmitz Agreement provides that she cannot reveal or use any confidential information obtained in the course of her employment.

Michael Lovett

	Termination by the Company for Cause Or Voluntary Termination by the Executive ($)	Termination due to Death or Disability ($)(1)	Termination by the Company without Cause or by the Executive for Good Reason ($)(2)	Termination within 30 days before or 13 months after Change in Control for without Cause or Good Reason(3)

Severance	-	-	1,892,948	1,892,898
Bonus *	-	1,065,011	2,366,184	2,366,184
Stock Options**	-	-	-	-
Performance Shares	-	-	154,962	245,408
Performance Cash	-	-	-	933,330
Restricted Stock	-	-	110,982	141,709
Executive Cash Award Payout	-	1,130,413	-	1,287,213
Total	-	2,195,424	4,525,076	6,866,742

(1) Except as otherwise indicated, bonus is the amount determined under the 2008 Executive Bonus Plan and actually paid in 2009.

   (2)  Stock options do not include options which had vested in the normal course and were held by the executive at year end. They do include the net value of any options which accelerate as a result of the executive’s termination (i.e., closing price on last business day of 2008 ($0.08) and the exercise price of any option).  For all grants this difference is equal to or less than zero and thus is excluded.

Death or Disability Termination Event

In the event that Mr. Lovett is terminated as a result of death or “disability,” Mr. Lovett, his estate or beneficiaries shall be entitled to receive:

•
In the event there is a period of time during which Mr. Lovett is not being paid annual base salary and not receiving long-term disability insurance payments, Mr. Lovett will receive interim payments equal to such unpaid disability insurance payments until commencement of disability insurance payments;

•	A pro rata bonus for the year of termination; and

•
The balance of Mr. Lovett’s Executive Cash Award Plan account as of the end of the calendar year prior to the calendar year of termination, and a prorated portion of the amount to be credited to Mr. Lovett’s Executive Cash Award Plan account for the year of termination equal to the amount otherwise to be credited for that calendar year, multiplied by a fraction, the numerator of which is the total number of months, full or partial, that Mr. Lovett was employed during the applicable year, and the denominator of which is twelve (12).

Without Cause/Good Reason Termination Event

In the event that Mr. Lovett is terminated by Charter without “cause” or, upon his election, for “good reason,” Mr. Lovett will receive:

•	Two and a half (2.5) times his annual base salary and target bonus (125% of salary) payable over fifty-two (52) bi-weekly payroll installments following termination;

•
Full vesting of any restricted stock grants for any grant made on or prior to August 1, 2007 and for any grant after August 1, 2007, vesting of restricted stock for as long as severance payments are made;

•
Full vesting of any right to receive performance shares, with the number of performance shares and the timing of delivery of shares determined as if his employment had continued indefinitely for any grant made on or prior to August 1, 2007 and for any grant after August 1, 2007, vesting of performance shares for as long as severance payments are made; and

•
Full vesting of any stock option for any grant made on or prior to August 1, 2007 and for any grant after August 1, 2007, vesting of options for as long as severance payments are made and continued ability to exercise his options for the lesser of two years or the remainder of the option’s maximum stated term.

Change in Control Termination Event

In the event that within 30 days before, or 13 months following, the occurrence of a Change in Control, Charter or any of its subsidiaries, terminate his employment without “cause” or he terminates his employment with Charter and its subsidiaries for “good reason,” Mr. Lovett will receive:

•	Two and a half (2.5) times his annual base salary and target bonus (125% of salary) for the year of termination;

•	The full amount of Mr. Lovett’s Executive Cash Award Plan account and all amounts that would be credited as if Mr. Lovett had remained employed for the term of the Plan;

•
A number of performance units shall immediately vest, which such number shall be the number of units that would have vested at the end of the vesting period if he had continued in employment until the end of such vesting period, assuming that the actual performance of the Company from the grant date through the end of the calendar month before the termination date had continued throughout the entire performance cycle; and

•	Full vesting of any right to receive performance cash, with the amount earned being determined as if all relevant performance goals had been achieved at 100% of the target.

•	All restricted stock, performance shares and stock options which would have vested in the next 30months following termination shall immediately vest.

The Lovett Agreement contains a two-year non-solicitation clause for customers and employees and a two-year non-compete provision (or until the end of the term of the Lovett Agreement, if longer). The Lovett Agreement provides that he not ever reveal or use any confidential information obtained in the course of his employment.

Grier Raclin

	Termination by the Company for Cause Or Voluntary Termination by the Executive ($)	Termination due to Death or Disability ($)	Termination by the Company without Cause or by the Executive for Good Reason ($)	Termination within 30 days before or 13 months after Change in Control for without Cause or Good Reason

Severance	-	-	973,516	973,516
Bonus (1)	-	381,862	730,137	730,137
Stock Options (2)	-	-	-	-
Performance Shares	-	-	49,352	78,423
Performance Cash	-	-	-	300,000
Restricted Stock	-	-	27,754	27,754
Executive Cash Award Payout	-	401,854	-	502,654
Total	-	783,716	1,780,759	2,612,484

(1)    Except as otherwise indicated, bonus is the amount determined under the 2008 Executive Bonus Plan and actually paid in 2009.

(2)    Stock options do not include options which had vested in the normal course and were held by the executive at year end. They do include the net value of any options which accelerate as a result of the executive’s termination (i.e., closing price on last business day of 2008 ($0.08) and the exercise price of any option).  For all grants this difference is equal to or less than zero and thus is excluded.

Death or Disability Termination Event

In the event that Mr. Raclin is terminated as a result of death or “disability,” Mr. Raclin, his estate or beneficiaries shall be entitled to:

•
In the event there is a period of time during which Mr. Raclin is not being paid annual base salary and not receiving long-term disability insurance payments, Mr. Raclin will receive interim payments equal to such unpaid disability insurance payments until commencement of disability insurance payments;

•	A pro rata bonus for the year of termination; and

•
The balance of Mr. Raclin’s Executive Cash Award Plan account as of the end of the calendar year prior to the calendar year of termination, and a prorated portion of the amount to be credited to Mr. Raclin’s Executive Cash Award Plan account for the year of termination equal to the amount otherwise to be credited for that calendar year, multiplied by a fraction, the numerator of which is the total number of months, full or partial, that Mr. Raclin was employed during the applicable year, and the denominator of which is twelve (12).

Without Cause/Good Reason Termination Event

In the event that Mr. Raclin’s employment is terminated by Charter without “cause” or by Mr. Raclin for “good reason,” Mr. Raclin will receive:

•	Two (2) times his annual base salary and target bonus (75% of salary) payable over fifty-two (52) bi-weekly payroll installments following termination;

•	The vesting of options, restricted stock and performance shares for as long as severance payments are made; and

•	Any and all performance units and performance cash are forfeited.

Change in Control Termination Event

In the event that within 30 days before, or 13  months following, the occurrence of a Change in Control, Charter or any of its subsidiaries, terminate his employment without “cause” or he terminates his employment with Charter and its subsidiaries for “good reason,” Mr. Raclin will receive:

•	Two (2) times his annual base salary and target bonus (75% of salary) for the year of termination;

•	The amount of Mr. Raclin’s Executive Cash Award Plan account and all amounts that would be credited as if Mr. Raclin had remained employed for the term of the Plan;

•
A number of performance units shall immediately vest, which such number shall be the number of units that would have vested at the end of the vesting period if he had continued in employment until the end of such vesting period, assuming that the actual performance of the Company from the grant date through the end of the calendar month before the termination date had continued throughout the entire performance cycle;

•	Full vesting of any right to receive performance cash, with the amount earned being determined as if all relevant performance goals had been achieved at 100% of the target; and

•	All restricted stock, performance shares and stock options which would have vested in the next 24 months following termination shall immediately vest.

The Raclin Agreement contains a two-year non-solicitation clause for customers and employees and a two-year non-compete provision (or until the end of the term of the agreement, if longer). The Raclin Agreement provides that he not ever reveal or use any confidential information obtained in the course of his employment.

Marwan Fawaz

	Termination by the Company for Cause	Termination due to Death or Disability ($)	Termination by the Company without Cause or by the Executive for Good Reason ($)	Termination within 30 days before or 13 months after Change in Control for without Cause or Good Reason
	Or Voluntary Termination by the Executive ($)

Severance	-	-	973,516	973,516
Bonus (1)	-	406,862	730,137	730,137
Stock Options (2)	-	-	-	-
Performance Shares	-	-	49,352	78,423
Performance Cash	-	-	-	300,000
Restricted Stock	-	-	29,087	29,087
Executive Cash Award Payout	-	320,678	-	525,878
Total	-	727,540	1,782,092	2,637,041

(1)  Except as otherwise indicated, bonus is the amount determined under the 2008 Executive Bonus Plan and actually paid in 2009.

(2)  Stock options do not include options which had vested in the normal course and were held by the executive at year end. They do include the net value of any options which accelerate as a result of the executive’s termination (i.e., closing price on last business day of 2008 ($0.08) and the exercise price of any option).  For all grants this difference is equal to or less than zero and thus is excluded.

Death or Disability Termination Event

In the event that Mr. Fawaz is terminated as a result of death or “disability,” Mr. Fawaz, his estate or beneficiaries shall be entitled to:

•
In the event there is a period of time during which Mr. Fawaz is not being paid annual base salary and not receiving long-term disability insurance payments, Mr. Fawaz will receive interim payments equal to such unpaid disability insurance payments until commencement of disability insurance payments;

•	A pro rata bonus for the year of termination; and

•
The balance of Mr. Fawaz’s Executive Cash Award Plan account as of the end of the calendar year prior to the calendar year of termination, and a prorated portion of the amount to be credited to Mr. Fawaz’s Executive Cash Award Plan account for the year of termination equal to the amount otherwise to be credited for that calendar year, multiplied by a fraction, the numerator of which is the total number of months, full or partial, that Mr. Fawaz was employed during the applicable year, and the denominator of which is twelve (12).

Without Cause/Good Reason Termination Event

In the event that Mr. Fawaz’s employment is terminated by Charter without “cause” or by Mr. Fawaz for “good reason,” Mr. Fawaz will receive:

•	Two (2) times his annual base salary and target bonus (75% of salary) payable over fifty-two (52) bi-weekly payroll installments following termination;

•	The vesting of options, restricted stock and performance shares for as long as severance payments are made; and

•	Any and all performance units and performance cash are forfeited.

Change in Control Termination Event

In the event that within 30 days before, or 13  months following, the occurrence of a Change in Control, Charter or any of its subsidiaries, terminate his employment without “cause” or he terminates his employment with Charter and its subsidiaries for “good reason,” Mr. Fawaz will receive:

•	Two (2) times his annual base salary and target bonus (75% of salary) for the year of termination;

•	The amount of Mr. Fawaz’s Executive Cash Award Plan account and all amounts that would be credited as if Mr. Fawaz had remained employed for the term of the Plan;

•
A number of performance units shall immediately vest, which such number shall be the number of units that would have vested at the end of the vesting period if he had continued in employment until the end of such vesting period, assuming that the actual performance of the Company from the grant date through the end of the calendar month before the termination date had continued throughout the entire performance cycle;

•	Full vesting of any right to receive performance cash, with the amount earned being determined as if all relevant performance goals had been achieved at 100% of the target; and

•	All restricted stock, performance shares and stock options which would have vested in the next 24months following termination shall immediately vest.

  The Fawaz Agreement contains a two-year non-solicitation clause for customers and employees and a two-year non-compete provision (or until the end of the term of the agreement, if longer). The Fawaz Agreement provides that he not ever reveal or use any confidential information obtained in the course of his employment.

Director Compensation

Each non-employee member of the board of directors receives an annual retainer of $40,000 in cash plus restricted shares of Class A common stock, vesting one year after the date of grant, with a value on the date of grant of $65,000. In addition, the Audit Committee chair receives $25,000 per year, and the chair of each other committee receives $10,000 per year. Each committee member also received $1,000 for attendance at each committee meeting. Each director receives $1,000 for telephonic attendance at each meeting of the full board of directors and $2,000 for in-person attendance. Each director of Charter is entitled to reimbursement for costs incurred in connection with attendance at board and committee meetings and for the cost of certain continuing director education. Vulcan has informed us that, in accordance with its internal policy, Mr. Conn turns over to Vulcan all cash compensation he receives for his participation on Charter’s board of directors or committees thereof.

In February 2009, a change in board of directors compensation was approved to convert the annual equity grant into a cash retainer of equal value, so that the annual cash retainer would total $105,000, effective as of the quarterly payment installment made on or about the first day of the fiscal quarter following the change in compensation.

Directors who are employees do not receive additional compensation for board of directors participation. Mr. Smit, our President and Chief Executive Officer, is the only director who was also an employee during 2008.

The following table sets forth information as of December 31, 2008 regarding the compensation to those non-employee directors listed below for services rendered for the fiscal year ended December 31, 2008. Non-employee directors are not eligible for option awards within the 2001 Stock Incentive Plan or non-equity incentive compensation within the 2008 Executive Bonus Plan.

Name	Fees Earned or Paid in Cash ($) (1)		Stock Awards ($) (2)	All Other Compensation ($)		Total ($)

Paul Allen	85,000		65,000	-		150,000
W. Lance Conn	61,000		65,000	1,980	(3)	127,980
Nathaniel A. Davis(5)	69,000		65,000	-		134,000
Jonathan L. Dolgen(5)	71,000	(5)	65,000	-		136,000
Rajive Johri	64,000		65,000	-		129,000
Robert P. May	69,000		65,000	-		134,000
David C. Merritt	105,000	(4)	65,000	-		170,000
Marc B. Nathanson(5)	77,000		65,000	-		142,000
Jo Allen Patton	57,000		65,000	-		122,000
John H. Tory	59,000		65,000	-		124,000
Larry W. Wangberg	72,000		65,000	-		137,000

   (1)   Amount attributed to an annual retainer of $40,000 in cash, $1,000 for attendance at each committee meeting and telephonic meeting of the full board of directors and $2,000 for in-person attendance for full board of directors meetings. Mr. Allen received an additional $20,000 for service as committee chair of two committees; Messrs.  Nathanson and Wangberg each received an additional $10,000 for service as committee chairs, and Mr. Merritt received an additional $25,000 for service as Audit Committee Chair.

   (2)   Amounts Attributed to the annual restricted stock grant for all directors vesting one year after the date of grant, with a fair value on the date of grant (April 29, 2008) of $65,000.  The grant date fair value amount was calculated in accordance with SFAS No. 123R.  For more information on SFAS No. 123R, see “Impact of Tax and Accounting” under Compensation Discussion and Analysis.  The aggregate number of shares of restricted stock outstanding at fiscal year end for each director was 64,356.

   (3)   Amount attributed to reimbursement in 2008 of interest and expenses related to taxes owed as a result of the Company's inadvertent late transmittal of tax form.

   (4)   Includes one-time contribution in 2008 to a Charter Political Action Committee deducted from fees otherwise earned and payable.

   (5)   Three Directors resigned from the board of directors in 2008.  Mr. Dolgen resigned effective September 29, 2008.  Mr. Nathanson resigned effective December 1, 2008.  Mr. Davis resigned effective

December 9, 2008.  In recognition of his service to the board of directors, Mr. Dolgen received $25,000 in 2008 in addition to his annual fees.

Compensation Committee Interlocks and Insider Participation

During 2008, the Compensation and Benefits Committee was comprised of Messrs. Allen, May, Merritt and Nathanson, until Mr. Nathanson's resignation in December 2008. No member of Charter’s Compensation and Benefits Committee was an officer or employee of Charter or any of its subsidiaries during 2008. Mr. Allen served as a non-employee Chairman of the Board and Mr. Nathanson held the title of Vice Chairman of Charter’s board of directors, a non-executive, non-salaried position in 2008. Mr. Allen is the 100% owner and a director of Vulcan Inc. and certain of its affiliates, which employs Mr. Conn and Ms. Patton as executive officers.

  During 2008: (1) none of Charter’s executive officers served on the compensation committee of any other company that has an executive officer currently serving on Charter’s board of directors or Compensation and Benefits Committee and (2) none of Charter’s executive officers served as a director of another entity, one of whose executive officers served on the Compensation and Benefits Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth certain information regarding beneficial ownership of the Company’s Class A common stock (“Class A common stock”) as of February 28, 2009 by:

•	each current director of the Company;

•	the current chief executive officer and chief financial officer and individuals named in the Summary Compensation Table;

•	all persons currently serving as directors and executive officers of the Company, as a group; and

•	each person known by us to own beneficially 5% or more of our outstanding Class A common stock as of February 28, 2009.

     With respect to the percentage of voting power set forth in the following table:

•	each holder of Class A common stock is entitled to one vote per share; and

•
each holder of the Company’s Class B common stock (“Class B common stock”) is entitled to (i) ten votes per share of Class B common stock held by such holder and its affiliates and (ii) ten votes per share of Class B Common Stock for which membership units in Charter Holdco held by such holder and its affiliates are exchangeable.

  The 50,000 shares of Class B common stock owned by Mr. Allen represent 100% of the outstanding Class B common stock.

Name and Address of Beneficial Owner	Number of Class A Shares (Voting and Investment Power)(1)	Unvested Restricted Class A Shares (Voting Power Only) (2)	Class A Shares Receivable on Exercise of Vested Options or Other Convertible Securities (3)	Number of Class B Shares Owned	Class B Shares Issuable upon Exchange or Conversion of Units (4)	% of Class A Shares (Voting and Investment Power (4)(5)	% of Voting Power (5)(6)

Paul G. Allen (7)	28,467,421	64,356	10,000	50,000	377,268,061	52.16%	91.08%
Charter Investment, Inc. (8)	-	-	-	-	377,268,061	48.48%	*

W. Lance Conn	114,799	64,356	-	-	-	*	*
Rajive Johri	81,633	64,356	-	-	-	*	*
Robert May	223,831	64,356	-	-	-	*	*
David Merritt	128,264	64,356	-	-	-	*	*
Jo Allen Patton	129,540	64,356	-	-	-	*	*
John Tory	132,564	64,356	40,000	-	-	*	*
Larry Wangberg	131,264	64,346	40,000	-	-	*	*
Neil Smit	1,703,985	-	3,143,583	-	-	*	*
Michael Lovett	359,674	1,052,728	1,028,000	-	-	*	*
Eloise Schmitz	45,488	-	249,325	-	-	*	*
Grier Raclin	95,074	-	180,200	-	-	*	*
Marwan Fawaz	83,333	-	178,650	-	-	*	*

All Directors and Executive Officers as a group (17 persons)	31,786,779	1,567,576	5,313,174	50,000	377,268,061	53.10%	91.21%

Steelhead Navigator Master, L.P. (9)	21,376,125	-	-	-	-	5.33%	*
Steelhead Partners, LLC (9)	21,592,045	-	-	-	-	5.39%	*
James Michael Johnston (9)	21,592,045	-	-	-	-	5.39%	*
Brian Katz Klein (9)	21,592,045	-	-	-	-	5.39%	*
Manning Napier Advisors, Inc. (10)	65,034,895	-	-	-	-	16.22%	1.71%
Oaktree Capital Management, L.P. (11)	20,502,502	-	-	-	-	5.11%	*
Whitebox Advisors, LLC (12)	26,219,403	-	-	-	-	6.54%	*

* Less than 1%.

(1)
Includes shares for which the named person has sole voting and investment power or shared voting and investment power with a spouse. Does not include shares that may be acquired through exercise of options. Total beneficial ownership of Class A common stock is determined as the sum of the number of Class A shares held, the number of unvested restricted Class A shares held, the number of Class A shares receivable upon exercise of vested options or other convertible securities, the number of Class B shares held and the number of Class B shares issuable upon exchange or conversion of units.

(2)	Includes unvested shares of restricted stock issued under the Charter Communications, Inc. 2001 Stock Incentive Plan, as to which the applicable director or employee has sole voting power but not investment power. Excludes certain performance units granted under the Charter 2001 Stock Incentive Plan with respect to which shares will not be issued until the third anniversary of the grant date and then only if Charter meets certain performance criteria (and which consequently do not provide the holder with any voting rights). Total beneficial ownership of Class A common stock is determined as the sum of the number of Class A shares held, the number of unvested restricted Class A shares held, the number of Class A shares receivable upon exercise of vested options or other convertible securities, the number of Class B shares held and the number of Class B shares issuable upon exchange or conversion of units.  In the first quarter of 2009, awards were forfeited by the named executive officers and the underlying equity cancelled with the exception of equity grants to Michael J. Lovett for the years 2010 and thereafter.

(3)
Includes shares of Class A common stock issuable (a) upon exercise of options that have vested or will vest on or before April 30, 2009 under the 1999 Charter Communications Option Plan and the 2001 Stock Incentive Plan or (b) upon conversion of other convertible securities. Total beneficial ownership of Class A common stock is determined as the sum of the number of Class A shares held, the number of unvested restricted Class A shares held, the number of Class A shares receivable upon exercise of vested options or other convertible securities, the number of Class B shares held and the number of Class B shares issuable upon exchange or conversion of units.

(4)
Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. The beneficial owners at February 28, 2009 of Class B common stock, Charter Holdco membership units and convertible senior notes of Charter are deemed to be beneficial owners of an equal number of shares of Class A common stock because such holdings are either convertible into Class A shares (in the case of Class B shares and convertible senior notes) or exchangeable (indirectly) for Class A shares (in the case of the membership units) on a one-for-one basis. Unless otherwise noted, the named holders have sole investment and voting power with respect to the shares listed as beneficially owned.  Mr. Allen also owns an accreting note exchangeable as of February 28, 2009 for 38,136,030 Charter Holdco membership units.

(5)	The calculation of this percentage assumes for each person that:
	•	400,801,768 shares of Class A common stock were issued and outstanding as of February 28, 2009;
•
the acquisition by such person of all shares of Class A common stock that such person or affiliates of such person has the right to acquire upon exchange of membership units in subsidiaries or conversion of Series A Convertible Redeemable Preferred Stock, 5.875% convertible senior notes or 6.50% convertible senior notes;

	•	the acquisition by such person of all shares that may be acquired upon exercise of options to purchase shares or exchangeable membership units that have vested or will vest by April 30, 2009; and
	•	none of the other listed persons or entities has received any shares of Class A common stock that are issuable to any of such persons pursuant to the exercise of options or otherwise.

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

(6)
The calculation of this percentage assumes that Mr. Allen’s equity interests are retained in the form that maximizes voting power (i.e., the 50,000 shares of Class B common stock held by Mr. Allen have not been converted into shares of Class A common stock; and that the membership units of Charter Holdco owned by Charter Investment, Inc. has not been exchanged for shares of Class A common stock).

(7)	The total listed includes:
	•	377,268,061 membership units in Charter Holdco held by Charter Investment, Inc.

•
The listed total includes 38,136,030 shares of Class A common stock issuable as of February 28, 2009 upon exchange of units of Charter Holdco, which are issuable to Charter Investment, Inc. (which is owned by Mr. Allen).  The address of this person is: 505 Fifth Avenue South, Suite 900, Seattle, WA 98104.

(8)
Includes 377,268,061 membership units in Charter Holdco, which are exchangeable for shares of Class B common stock on a one-for-one basis, which are convertible to shares of Class A common stock on a one-for-one basis. The address of this person is: 505 Fifth Avenue South, Suite 900, Seattle, WA 98104.

(9)
The equity ownership reported in this table is based upon the holder’s Form SC 13G/A filed with the SEC February 4, 2009. The business address of the reporting person is: 1301 First Avenue, Suite 201, Seattle, WA 98101. Steelhead Navigator Master, L.P. serves as a holding company for Steelhead Partners, LLC.  Steelhead Partners, LLC serves as general partner and/or investment manager to certain investment limited partnerships.  J. Michael Johnston and Brian K. Klein act as the member-managers of Steelhead Partners, LLC.

(10)
The equity ownership reported in this table is based upon holder’s Schedule 13G/A filed with the SEC February 12, 2009.  The address of the reporting person is: 290 Woodcliff Drive, Fairport, NY 14450.  Manning Napier Advisors, Inc. is an investment advisor in accordance with 240.13d-1(b)(1)(ii)(E).

(11)
The equity ownership reported in this table is based upon holder's 13F filed with the SEC on February 11, 2009 and Schedule 13G filed with the SEC November 16, 2007.  The address of the reporting person is:  333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.  Oaktree Capital Management LP is an investment advisor in accordance with 240.13d-1(b)(1)(ii)(E).  Oaktree Capital Management LP holds 20,502,502 shares solely in its capacity as the investment manager of certain investment funds and separately managed accounts.  Oaktree Holdings, Inc. holds these same shares solely in its capacity as the general partner of Oaktree Capital Management, LP.  Oaktree Capital

Group, LLC holds these same shares solely in its capacity as the sole shareholder of Oaktree Holdings, Inc. and the sole member of Oaktree Holdings, LLC.  Oaktree Capital Group Holdings, L.P. holds these same shares solely in its capacity as the holder of the majority of the voting units of Oaktree Capital Group, LLC.  Oaktree Capital Group Holdings GP, LLC holds these same shares solely in its capacity as the general partner of Oaktree Capital Group Holdings, L.P.  Oaktree Fund GP I, L.P. holds these same shares solely in its capacity as the indirect holder of the majority of the voting units of the general partners of certain investment funds and separately managed accounts.  Oaktree Capital I, L.P. holds these same shares solely in its capacity as the general partner of Oaktree Fund GP I, LP.  OCM Holdings I, LLC holds these same shares solely in its   capacity as the general partner of Oaktree Capital I. LP.  Oaktree Holdings, LLC holds these same shares solely in its capacity as the managing partner of OCM Holdings I, LLC.

(12)
The equity ownership reported in this table is based upon holder’s Schedule 13G/A filed with the SEC February 25, 2009.  The address of Whitebox Advisors, LLC is:  3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416.  Whitebox Advisors, LLC is deemed to beneficially own 26,219,403 shares as an investment advisor in accordance with 240.13d-1(b)(1)(ii)(E).

Item 13. Certain Relationships and Related Transactions.

   The Company maintains written policies and procedures covering related party transactions. The Audit Committee reviews the material facts of related party transactions in accordance with NASDAQ rules. Management has various procedures in place, e.g., the Company’s Code of Conduct which requires annual certifications from employees that are designed to identify potential related party transactions. Management brings those to the Audit Committee for review as appropriate.

   The following sets forth certain transactions in which we are involved and in which the directors, executive officers and affiliates of Charter have or may have a material interest. The transactions fall generally into three broad categories:

•       Transactions in which Mr. Allen has an interest that arise directly out of Mr. Allen’s investment in Charter and Charter Holdco.  A large number of the transactions described below arise out of Mr. Allen’s direct and indirect (through CII or the Vulcan entities, each of which Mr. Allen controls) investment in Charter and its subsidiaries, as well as commitments made as consideration for the investments themselves;

•       Transactions with third party providers of products, services and content in which Mr. Allen has or had a material interest.  Mr. Allen has had numerous investments in the areas of technology and media. We have a number of commercial relationships with third parties in which Mr. Allen has or had an interest; and

•       Other Miscellaneous Transactions.  We have a limited number of transactions in which certain of the officers, directors and principal shareholders of Charter and its subsidiaries, other than Mr. Allen, have an interest.

   A number of our debt instruments and those of our subsidiaries require delivery of fairness opinions for transactions with Mr. Allen or his affiliates involving more than $50 million. Such fairness opinions have been obtained whenever required. All of our transactions with Mr. Allen or his affiliates have been deemed by the board of directors or a committee of the board of directors to be in our best interest. Related party transactions are approved by our Audit Committee or another independent body of the board of directors.

Recent Developments – Restructuring

As stated previously, Charter Communications, Inc. ("Charter" or the "Company") and its subsidiaries have filed petitions under Chapter 11 of the United States Bankruptcy Code on March 27, 2009.  As a part of the proposed restructuring plan, Mr. Allen and certain of his affiliates are to receive certain consideration and securities.  See Charter's 2008 Annual Report on Form 10-K filed March 16, 2009, "Part I., Item 1. Recent Developments – Restructuring" and its Form 8-K filed March 27, 2009, for more information on the Company's financial restructuring.

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

  The total amount paid by Charter Holdco and all of its subsidiaries is limited to the amount necessary to reimburse Charter for all of its expenses, costs, losses, liabilities and damages paid or incurred by it in connection with the performance of its services under the various management agreements and in connection with its corporate overhead, administration, salary expense and similar items. The expenses subject to reimbursement include fees Charter is obligated to pay under the mutual services agreement with CII. Payment of management fees by Charter’s operating subsidiaries is subject to certain restrictions under the credit facilities and indentures of such subsidiaries and the indentures governing the Charter Holdings and its subsidiaries public debt. If any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries. For the year ended December 31, 2008, the subsidiaries of Charter Holdings paid a total of $156 million in management fees to Charter.

Mutual Services Agreement

  Charter, Charter Holdco and CII are parties to a mutual services agreement whereby each party shall provide rights and services to the other parties as may be reasonably requested for the management of the entities involved and their subsidiaries, including the cable systems owned by their subsidiaries all on a cost-reimbursement basis. The officers and employees of each party are available to the other parties to provide these rights and services, and all expenses and costs incurred in providing these rights and services are paid by Charter. Each of the parties will indemnify and hold harmless the other parties and their directors, officers and employees from and against any and all claims that may be made against any of them in connection with the mutual services agreement except due to its or their gross negligence or willful misconduct. The mutual services agreement expires on November 12, 2009, and may be terminated at any time by any party upon thirty days’ written notice to the other. For the year ended December 31, 2008, Charter paid approximately $135 million to Charter Holdco for services rendered pursuant to the mutual services agreement. All such amounts are reimbursable to Charter pursuant to a management arrangement with our subsidiaries. CII no longer provides services pursuant to this agreement.

Previous Management Agreement with Charter Investment, Inc.

  Prior to November 12, 1999, CII provided management and consulting services to our operating subsidiaries for a fee equal to 3.5% of the gross revenues of the systems then owned, plus reimbursement of expenses. Any deferred amount of this management fee is accrued with payment at the discretion of CII, bearing interest at the rate of 10% per year, compounded annually, from the date it was due and payable until the date it is paid. For the year ended December 31, 2008, Charter’s subsidiaries did not pay any fees to CII to reduce management fees payable. As of December 31, 2008, total management fees payable by our subsidiaries to CII were approximately $14 million, exclusive of any interest that may be charged.

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

CC VIII, LLC

  Charter acquired certain cable systems owned by Bresnan Communications Company Limited Partnership in February 2000. As part of a subsequent settlement in 2005 regarding an issue as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the interest in CC VIII, LLC (the “CC VIII Settlement”), an indirect limited liability company subsidiary of Charter (“CC VIII”), CII retained 30% of the CC VIII preferred membership interest (the “Remaining Interests”). The Remaining Interests are subject to certain drag along, tag along and transfer restrictions as detailed in the revised CC VIII Limited Liability Company Agreement. The CC VIII preferred interests are entitled to a 2% accreting priority return on the priority capital of CC VIII. The initial priority capital for the Remaining Interests is $189 million. CCHC, LLC (“CCHC”) (a direct subsidiary of Charter Holdco and the direct parent of Charter Holdings) also issued to CII to a subordinated exchangeable note with an initial accreted value of $48 million, accreting at 14% per annum, compounded quarterly, with a 15-year maturity (the “CCHC note”). The accreted value of the CCHC note as of December 31, 2008 was $75 million.

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

  Charter settled certain litigation with its former law firm to recover damages arising from the Bresnan transaction and the CC VIII Settlement. Charter and its subsidiaries had agreed to reimburse CII and affiliates for all reasonable expenses incurred as a result of its cooperation with Charter in the litigation.  In early 2009, the Company reimbursed Vulcan Inc. approximately $3 million in legal expenses.

Mirror Securities

  Charter is a holding company and its principal assets are its equity interest in Charter Holdco and certain mirror notes payable by Charter Holdco to Charter and mirror preferred units held by Charter, which have the same principal amount and terms as those of Charter’s convertible senior notes and Charter’s outstanding preferred stock. In December 2004, Charter Holdco entered into a share lending agreement with Charter in which it agreed to lend common units to Charter that would mirror the anticipated loan of Class A common shares by Charter to Citigroup Global Markets pursuant to a share lending agreement. The members of Charter Holdco (including the entities controlled by Mr. Allen) also at that time entered into a letter agreement providing, among other things, that for purposes of the allocation provisions of the Limited Liability Company Agreement of Charter Holdco, the mirror units be treated as disregarded and not outstanding until such time (and except to the extent) that, under Charter’s share lending agreement, Charter treats the loaned shares in a manner that assumes they will neither be returned by the borrower nor otherwise be acquired by Charter in lieu of such a return. In 2005, Charter issued 94.9 million shares of Class A common stock and the corresponding issuance of an equal number of mirror membership units by Charter Holdco to Charter pursuant to the share lending agreement. In February 2006, an additional 22.0 million shares and corresponding units were issued. During 2006, 2007 and 2008, 95.1 million shares of Class A common stock were returned pursuant to the share lending agreement.

  In October 2007, Charter Holdco completed an exchange offer, in which $364 million of Charter’s 5.875% convertible senior notes due 2009 were exchanged for $479 million of Charter’s 6.50% convertible senior notes. Approximately $3 million of Charter’s 5.875% convertible senior notes remain outstanding. Charter Holdco issued to Charter mirror notes in identical principal amount as a result of the exchange. In connection with our October 2007 issuance of the 6.50% convertible senior notes, Charter entered into an amended and restated share lending agreement and an amended and restated mirror notes agreement with Charter Holdco to provide for the issuance of $479 million original principal amount of a 6.50% mirror convertible senior note due 2027 of Charter Holdco to Charter.

Allocation of Business Opportunities with Mr. Allen

  As described under “— Third Party Business Relationships in which Mr. Allen has or had an Interest” in this section, Mr. Allen and a number of his affiliates have interests in various entities that provide services or programming to our subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter and Charter Holdco, under the terms of their respective organizational documents, may not, and may not allow their subsidiaries, to engage in any business transaction outside the cable transmission business except for the Digeo, Inc. joint venture; a joint venture to develop a digital video recorder set-top terminal; an existing investment in Cable Sports Southeast, LLC, a provider of regional sports programming; an investment in @Security Broadband Corp., a company developing broadband security applications; and incidental businesses engaged in as of the closing of Charter’s initial public offering in November 1999. This restriction will remain in effect until all of the shares of Charter’s high-vote Class B common stock have been converted into shares of Charter’s Class A common stock due to Mr. Allen’s equity ownership falling below specified thresholds.

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

  Also, conflicts could arise with respect to the allocation of corporate opportunities between us and Mr. Allen and his affiliates in connection with his investments in businesses in which we are permitted to engage under Charter’s restated certificate of incorporation. Certain of the indentures of Charter and its subsidiaries require the applicable issuer of notes to obtain, under certain circumstances, approval of the board of directors of Charter and, where a transaction or series of related transactions is valued at or in excess of $50 million, a fairness opinion with respect to transactions in which Mr. Allen has an interest. Related party transactions are approved by our Audit Committee. We have not instituted any other formal plan or arrangement to address potential conflicts of interest.

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

Cingular Wireless

  A subsidiary of Vulcan has entered into an agreement with New Cingular Wireless National Accounts, LLC (“Cingular”) to receive discounted wireless services for use by Vulcan and its named affiliates. Charter is named as one of Vulcan’s affiliates to receive discounted wireless services. Charter is billed directly by Cingular with the discounts applied, and Charter’s portion of the discounted wireless services under the agreement results in approximately $1 million per year. Charter paid to Cingular approximately $1 million for the year ended December 31, 2008 in connection with the discounted wireless services. Charter made no payments to Vulcan in connection with the Cingular wireless services.

Digeo, Inc.

  In March 2001, a subsidiary of Charter, Charter Communications Ventures, LLC (“Charter Ventures”) and Vulcan Ventures Incorporated formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo, Inc. (“Digeo”), an entity controlled by Paul Allen. In connection with the execution of the broadband carriage agreement (described below), DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from Vulcan Ventures Incorporated. At that time, the equity interest was subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. After Vulcan Ventures recovered its amount contributed

(the “Priority Return”), Charter Ventures would have had a 100% profit interest in DBroadband Holdings, LLC. Charter Ventures was not required to make any capital contributions, including capital calls to DBroadband Holdings, LLC. Pursuant to an amendment to this arrangement, in 2003, Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to the Priority Return. Vulcan Ventures has contributed approximately $56 million on Charter Ventures’ behalf. On October 3, 2006, Vulcan Ventures and Digeo recapitalized Digeo. In connection with such recapitalization, DBroadband Holdings, LLC consented to the conversion of its preferred stock holdings in Digeo to common stock and Vulcan Ventures abandoned its interest in DBroadband Holdings, LLC and surrendered the Priority Return to Charter Ventures.  In December 2007, Charter Ventures dissolved DBroadband Holdings, LLC and transferred its ownership in Digeo to Charter Communications Operating, LLC.

  On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder (“DVR”) units. The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004. The license granted for each unit deployed under the agreement is valid for five years. In addition, Charter will pay certain other fees including a per-headend license fee and maintenance fees. Maximum license and maintenance fees during the term of the agreement are expected to be approximately $7 million. The agreement includes an “MFN clause” pursuant to which Charter is entitled to receive contract terms, considered on the whole, and license fees, considered apart from other contract terms, no less favorable than those accorded to any other Digeo customer. Charter paid $1 million in license and maintenance fees in 2008.

  In May 2004, Charter Holdco entered into a binding term sheet with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units. The term sheet provided that the parties would proceed in good faith to negotiate, prior to year-end 2004, definitive agreements for the development, testing and purchase of the DVR units and that the parties would enter into a license agreement for Digeo’s proprietary software on terms substantially similar to the terms of the license agreement described above. In November 2004, Charter Holdco and Digeo Interactive executed the license agreement and in December 2004, the parties executed the purchase agreement, each on terms substantially similar to the binding term sheet. Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $41 million. The definitive agreements are terminable at no penalty to Charter in certain circumstances. Charter paid $1 million for capital purchases for the year ended December 31, 2008 under this agreement. In November 2007, Charter entered into a statement of work with Digeo for the development, testing and delivery of its proprietary software over a switched digital video set-top box environment in a number of our western division systems. The maximum amount of fees during the term of the statement of work is expected to be approximately $300,000. Charter has paid approximately $27,000 pursuant to this statement of work.

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

  We believe that Vulcan Ventures, an entity controlled by Mr. Allen, owns a majority interest in Digeo, Inc., on a fully-converted fully-diluted basis. Messrs. Allen and Conn and Ms. Patton are directors of Digeo.

Item 14. Principal Accounting Fees and Services.

Principal Accounting Firm

KPMG acted as the Company’s principal accountant in 2008 and 2007 and KPMG is expected to serve as the Company’s independent registered public accounting firm for 2009.

Services of Independent Registered Public Accounting Firm

The Audit Committee has adopted policies and procedures requiring the pre-approval of non-audit services that may be provided by our independent registered public accounting firm. We have also complied and will continue to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the related SEC rules pertaining to auditor independence and audit committee pre-approval of audit and non-audit services.

Audit Fees

   During the years ended December 31, 2008 and 2007, we incurred fees and related expenses for professional services rendered by KPMG for the audits of our and our subsidiaries’ financial statements (including one subsidiary in 2008 and three subsidiaries in 2007 that are also public registrants), for the review of our and our subsidiaries’ interim financial statements and two offering memorandums in each of 2008 and 2007 totaling approximately $3.9 million and $4.2 million, respectively.

Audit-Related Fees

We incurred fees to KPMG of approximately $0.1 million and $0.02 million during the years ended December 31, 2008 and 2007, respectively. These services were primarily related to responses to legal inquiries and certain agreed-upon procedures.

Tax Fees

None.

All Other Fees

None.

The Audit Committee appoints, retains, compensates and oversees the independent registered public accounting firm (subject, if applicable, to board of director and/or stockholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where non-audit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended with respect to independent registered public accounting firms. Pre-approvals of non-audit services are sometimes delegated to a single member of the Audit Committee. However, any pre-approvals made by the Audit Committee’s designee are presented at the Audit Committee’s next regularly scheduled meeting. The Audit Committee has an obligation to consult with management on these matters. The Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2008 and 2007. Each year, including 2008, with respect to the proposed audit engagement, the Audit Committee reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

In its capacity as a committee of the board, the Audit Committee oversees the work of the independent registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The independent registered public accounting firm reports directly to the Audit Committee. In performing its functions, the Audit Committee undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of the Audit Committee charter. For more detail of the Audit Committee’s authority and responsibilities, see the Company’s Audit Committee charter on the Company’s website, www.charter.com.

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

                                                             CHARTER COMMUNICATIONS, INC.

Date: April 30, 2009

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

10.47+
Amended and Restated Employment Agreement dated as of July 1, 2008, by and between Neil Smit and Charter Communications, Inc. (incorporated by reference, to Exhibit 1010.1 to the current report on Form 8-K of Charter Communications, Inc. filed on September 30, 2008 (File No. 000-27927)).

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

10.52(a)+ 10.52(b)+
Amended and Restated Employment Agreement between Marwan Fawaz and Charter Communications, Inc. dated August 1, 2007 (incorporated by reference to Exhibit 10.52(a) to the annual report on Form 10-K of Charter Communications, Inc. filed on March 16, 2009 (File No. 000-27927)).
Amendment to Amended and Restated Employment Agreement between Marwan Fawaz and Charter Communications, Inc. dated as of March 5, 2008(incorporated by reference to Exhibit 10.52(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on March 16, 2009 (File No. 000-27927)).

12.1
Computation of Ratio of Earnings to Fixed Charges(incorporated by reference to Exhibit 12.1 to the annual report on Form 10-K of Charter Communications, Inc. filed on March 16, 2009 (File No. 000-27927)).

21.1	Subsidiaries of Charter Communications, Inc. (incorporated by reference to Exhibit 21.1 to the annual report on Form 10-K of Charter Communications, Inc. filed on March 16, 2009 (File No. 000-27927)).
23.1	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the annual report on Form 10-K of Charter Communications, Inc. filed on March 16, 2009 (File No. 000-27927)).
31.1
Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the annual report on Form 10-K of Charter Communications, Inc. filed on March 16, 2009 (File No. 000-27927)).

31.1(a)*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2
Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the annual report on Form 10-K of Charter Communications, Inc. filed on March 16, 2009 (File No. 000-27927)).

31.2(a)*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (incorporated by reference to Exhibit 32.1 to the annual report on Form 10-K of Charter Communications, Inc. filed on March 16, 2009 (File No. 000-27927)).

32.1(a)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (incorporated by reference to Exhibit 32.2 to the annual report on Form 10-K of Charter Communications, Inc. filed on March 16, 2009 (File No. 000-27927)).

32.2(a)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Document attached.
+	Management compensatory plan or arrangement