Form 10-Q
period 2009-03-31
CHARTER COMMUNICATIONS INC /MO/
filed 2009-05-07
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                      (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number:    000-27927

Charter Communications, Inc.
(Exact name of registrant as specified in its charter)
(Debtor-In-Possession as of March 27, 2009)

Delaware	43-1857213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
(Address of principal executive offices including zip code)

(314) 965-0555
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ]  NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer ☐                                         Accelerated filer ☑                                                      Non-accelerated filer ☐                                       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

Number of shares of Class A common stock outstanding as of March 31, 2009: 392,705,927
Number of shares of Class B common stock outstanding as of March 31, 2009: 50,000

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended March 31, 2009

This quarterly report on Form 10-Q is for the three months ended March 31, 2009.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this quarterly report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report.  In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Risk Factors" under Part II, Item 1A and the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC.  Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity," and "potential," among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•	the completion of the Company’s restructuring including the outcome and impact on our business of the proceedings under Chapter 11 of the Bankruptcy Code;
•
the ability of the Company to satisfy closing conditions under the agreements-in-principle with certain of our bondholders and pre-arranged Joint Plan of Reorganization (“the Plan”) and related documents and to have the Plan confirmed by the bankruptcy court;

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$836	$960
Accounts receivable, less allowance for doubtful accounts of $16 and $18, respectively	188	222
Prepaid expenses and other current assets	114	36
Total current assets	1,138	1,218

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	4,927	4,987
Franchises, net	7,377	7,384
Total investment in cable properties, net	12,304	12,371

OTHER NONCURRENT ASSETS	208	293

Total assets	$13,650	$13,882

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,322	$1,310
Current portion of long-term debt	11,774	155
Total current liabilities	13,096	1,465

LONG-TERM DEBT	--	21,511
NOTE PAYABLE – RELATED PARTY	--	75
DEFERRED MANAGEMENT FEES – RELATED PARTY	--	14
OTHER LONG-TERM LIABILITIES	683	1,082

LIABILITIES SUBJECT TO COMPROMISE (INCLUDING AMOUNTS DUE TO
RELATED PARTY OF $102 AND $0, RESPECTIVELY)	10,470	--

TEMPORARY EQUITY	252	241

SHAREHOLDERS’ DEFICIT:
Class A Common stock; $.001 par value; 10.5 billion shares authorized;
392,705,927 and 411,737,894 shares issued and outstanding, respectively	--	--
Class B Common stock; $.001 par value; 4.5 billion
shares authorized; 50,000 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	5,396	5,394
Accumulated deficit	(15,802)	(15,597)
Accumulated other comprehensive loss	(308)	(303)
Total Charter shareholders’ deficit	(10,714)	(10,506)

Noncontrolling interest	(137)	--
Total shareholders’ deficit	(10,851)	(10,506)

Total liabilities and shareholders’ deficit	$13,650	$13,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Unaudited

	Three Months Ended March 31,
	2009	2008

REVENUES	$1,662	$1,564

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	713	681
Selling, general and administrative	344	346
Depreciation and amortization	321	321
Other operating (income) expenses, net	(50)	11

	1,328	1,359

Income from operations	334	205

OTHER INCOME (EXPENSES):
Interest expense, net (excluding unrecorded contractual interest expense of $9 in 2009)	(463)	(466)
Change in value of derivatives	(4)	(37)
Reorganization items, net	(141)	--
Other income (expense), net	1	(1)

	(607)	(504)

Loss before income taxes	(273)	(299)

INCOME TAX EXPENSE	(61)	(58)

Consolidated net loss	(334)	(357)

Less: Net (income) loss – noncontrolling interest	129	(2)

Net Loss – Charter shareholders	$(205)	$(359)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Net Loss – Charter shareholders	$(0.54)	$(0.97)

Weighted average common shares outstanding, basic and diluted	378,095,547	370,085,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss – Charter shareholders	$(205)	$(359)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	321	321
Noncash interest expense	15	14
Change in value of derivatives	4	37
Reorganization items, net	108	--
Deferred income taxes	59	57
Noncontrolling interest	(129)	2
Other, net	12	11
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	34	18
Prepaid expenses and other assets	(78)	(2)
Accounts payable, accrued expenses and other	46	105

Net cash flows from operating activities	187	204

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(269)	(334)
Change in accrued expenses related to capital expenditures	(27)	(31)
Purchases of short-term investments	--	(74)
Other, net	4	3

Net cash flows from investing activities	(292)	(436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	1,765
Repayments of long-term debt	(17)	(1,102)
Payments for debt issuance costs	--	(39)
Other, net	(2)	--

Net cash flows from financing activities	(19)	624

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(124)	392
CASH AND CASH EQUIVALENTS, beginning of period	960	75

CASH AND CASH EQUIVALENTS, end of period	$836	$467

CASH PAID FOR INTEREST	$221	$323

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.	Organization, Basis of Presentation and Bankruptcy Proceedings

Organization

Charter Communications, Inc. ("Charter") is a holding company whose principal assets at March 31, 2009 are the 54% controlling common equity interest (53% for accounting purposes) in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes which are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes.  Charter Holdco is the sole owner of CCHC, LLC ("CCHC"), which is the sole owner of Charter Communications Holdings, LLC ("Charter Holdings").  The consolidated financial statements include the accounts of Charter, Charter Holdco, CCHC, Charter Holdings and all of their subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

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

Basis of Presentation

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

The condensed consolidated financial statements have also been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business.  Continuation of the Company as a going concern is contingent upon, among other things, the Company’s ability (i) to obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (ii) to generate sufficient cash flow from operations; and (iii) to obtain financing sources to meet the Company’s future obligations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements reflect adjustments to record amounts in accordance with SOP 90-7.  However, they do not reflect all adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, a plan of reorganization could materially change amounts reported in the condensed consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Certain prior year amounts have been reclassified to conform with the 2009 presentation, including the reflection of non-vested restricted stock as temporary equity.

Bankruptcy Proceedings

On March 27, 2009, the Company and certain affiliates (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases are being jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435 (the “Chapter 11 Cases”).  The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The filing was made to allow the Company to implement a restructuring pursuant to a pre-arranged joint plan of reorganization (the “Plan”) aimed at improving the Company’s capital structure (the “Proposed Restructuring”).  The Plan essentially provides for a balance sheet restructuring that will leave intact the Company’s operations.

Under Chapter 11, the Company is operating its business as a debtor-in-possession (“DIP”) under bankruptcy court protection from creditors and claimants.  The Company obtained “first day” orders from the Bankruptcy Court, which provided, among other things, flexibility in cash management, the ability to use cash collateral, and the ability to pay certain pre-petition claims.  During these Chapter 11 Cases, all transactions outside the ordinary course of business will require the prior approval of the Bankruptcy Court.  As a consequence of the Chapter 11 filing, pending litigation against the Company is subject to the automatic stay, and consequently no party may take any action to collect pre-petition claims except pursuant to order of the Bankruptcy Court.

On May 5, 2009, the Bankruptcy Court approved the disclosure statement filed in connection with the Company’s Plan and authorized Charter to begin soliciting votes on the Plan. Charter’s confirmation hearing, at which the Bankruptcy Court will consider approval of the Plan, has been scheduled for July 20, 2009.

The Proposed Restructuring is expected to be funded with cash from operations, an exchange of debt of CCH II, LLC (“CCH II”) for other debt at CCH II, the issuance of $267 million aggregate principal amount of additional debt and estimated proceeds of $1.6 billion of an equity rights offering (the "Rights Offering") for which Charter has received a back-stop commitment from certain holders of certain of the Company’s subsidiaries’ notes (the “Noteholders”).  In addition to separate restructuring agreements entered into with each Noteholder (the “Restructuring Agreements”) pursuant to which Charter expects to implement the Proposed Restructuring, the Noteholders have entered into commitment letters with Charter (the “Commitment Letters”) pursuant to which they have agreed to exchange and/or purchase, as applicable, certain securities of Charter.

The Restructuring Agreements contemplate that upon consummation of the Plan (i) the notes and credit facilities of Charter’s subsidiaries, Charter Communications Operating, LLC (“Charter Operating”) and CCO Holdings, LLC (“CCO Holdings”) will remain outstanding, (ii) holders of notes issued by CCH II will receive new CCH II notes and/or cash, (iii) holders of notes issued by CCH I, LLC (“CCH I”) will receive shares of Charter’s new Class A Common Stock, (iv) holders of notes issued by CCH I Holdings, LLC (“CIH”) will receive warrants to purchase shares of Charter’s new Class A Common Stock, (v) holders of notes of Charter Holdings will receive warrants to purchase shares of Charter’s new Class A Common Stock, (vi) holders of convertible notes issued by Charter will receive cash and preferred stock issued by Charter,  (vii) holders of existing common stock will not receive any amounts on account of their common stock, which will be cancelled, and (viii) trade creditors will be paid in full.  In addition, as part of the Proposed Restructuring, it is expected that consideration will be paid by holders of CCH I notes to other entities participating in the financial restructuring.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Pursuant to a separate restructuring agreement among Charter, Mr. Paul G. Allen, Charter’s chairman and primary shareholder, and an entity controlled by Mr. Allen (the “Allen Agreement”), in settlement and compromise of their legal, contractual and equitable rights, claims and remedies against Charter and its subsidiaries, and in addition to any amounts received by virtue of their holding any claims of the type set forth above, upon consummation of the Plan, Mr. Allen or his affiliates will be issued a number of shares of the new Class B Common Stock of Charter such that the aggregate voting power of such shares of new Class B Common Stock shall be equal to 35% of the total voting power of all new capital stock of Charter.  Each share of new Class B Common Stock will be convertible, at the option of the holder, into one share of new Class A Common Stock, and will be subject to significant restrictions on transfer.  Certain holders of new Class A Common Stock and new Class B Common Stock will receive certain customary registration rights with respect to their shares.  Upon consummation of the Plan, Mr. Allen or his affiliates will also receive (i) warrants to purchase shares of new Class A Common Stock of Charter in an aggregate amount equal to 4% of the equity value of reorganized Charter, after giving effect to the Rights Offering, but prior to the issuance of warrants and equity-based awards provided for by the Plan, (ii) $85 million principal amount of new CCH II notes, (iii) $25 million in cash for amounts owing to Charter Investment, Inc. (“CII”) under a management agreement, (iv) up to $20 million in cash for reimbursement of fees and expenses in connection with the Proposed Restructuring, and (v) an additional $150 million in cash.  The warrants described above shall have an exercise price per share based on a total equity value equal to the sum of the equity value of reorganized Charter, plus the gross proceeds of the Rights Offering, and shall expire seven years after the date of issuance. In addition, on the effective date of the Plan, CII will retain a 1% equity interest in reorganized Charter Holdco and a right to exchange such interest into new Class A Common Stock of Charter. The Proposed Restructuring would result in the reduction of the Company’s debt by approximately $8 billion.

The Allen Agreement contains similar provisions to those provisions of the Restructuring Agreements.  There is no assurance that the treatment of creditors outlined above will not change significantly.   For example, because the Proposed Restructuring is contingent on reinstatement of the credit facilities and certain notes of Charter Operating and CCO Holdings, failure to reinstate such debt would require the Company to revise the Proposed Restructuring.  Moreover, if reinstatement does not occur and current capital market conditions persist, the Company may not be able to secure adequate new financing and the cost of new financing would likely be materially higher.

Interest Payments

Two of the Company’s subsidiaries, CIH and Charter Holdings, did not make scheduled payments of interest due on January 15, 2009 (the “January Interest Payment”) on certain of their outstanding senior notes (the “Overdue Payment Notes”).  Each of the respective governing indentures (the “Indentures”) for the Overdue Payment Notes permits a 30-day grace period for such interest payments through (and including) February 15, 2009.  On February 11, 2009, in connection with the Commitment Letters and Restructuring Agreements, Charter and certain of its subsidiaries also entered into an Escrow Agreement with members of the ad-hoc committee of holders of the Overdue Payment Notes (“Ad-Hoc Holders”) and Wells Fargo Bank, National Association, as Escrow Agent (the “Escrow Agreement”).  On February 13, 2009, Charter paid the full amount of the January Interest Payment to the Paying Agent for the Ad-Hoc Holders on their Overdue Payment Notes, which constitutes payment under the Indentures.  As required under the Indentures, Charter set a special record date for payment of such interest payments of February 28, 2009.  Under the Escrow Agreement, the Ad-Hoc Holders agreed to deposit into an escrow account the amounts they receive in respect of the January Interest Payment of approximately $47 million (the "Escrow Amount") and the Escrow Agent will hold such amounts subject to the terms of the Escrow Agreement.  Under the Escrow Agreement, if the transactions contemplated by the Restructuring Agreements are consummated on or before December 15, 2009 or such transactions are not consummated on or before December 15, 2009 due to material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then the Ad-Hoc Holders will be entitled to receive their pro-rata share of the Escrow Amount.  If the transactions contemplated by the Restructuring Agreements are not consummated on or prior to December 15, 2009 for any reason other than material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then Charter, Charter Holdings, CIH or their designee shall be entitled to receive the Escrow Amount.  No amount has been recorded by the Company for the Escrow Amount.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

One of the Company’s subsidiaries, CCH II, did not make its scheduled payment of interest on March 16, 2009 on certain of its outstanding senior notes.  The governing indenture for such notes permits a 30-day grace period for such interest payments, and Charter and its subsidiaries, including CCH II, filed voluntary Chapter 11 Bankruptcy prior to the expiration of the grace period.

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

Upon filing bankruptcy, Charter Operating no longer has access to its revolving credit facility and relies on cash on hand and cash flows from operating activities to fund its projected cash needs.  The Company’s projected cash needs and projected sources of liquidity depend upon, among other things, its actual results, the timing and amount of its expenditures, and the outcome of various matters in its Chapter 11 Cases and financial restructuring.  The outcome of the Proposed Restructuring is subject to substantial risks.  See Note 13 for more information on the JPMorgan Adversary Proceeding.

2.           Liabilities Subject to Compromise and Reorganization Items, Net

Liabilities Subject to Compromise

Under the Bankruptcy Code, certain claims against the Company in existence prior to the filling of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a DIP.  These estimated claims are reflected in condensed consolidated balance sheets as liabilities subject to compromise at the expected allowed claim amount as of March 31, 2009 and are summarized in the table below.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection or acceptance of executory contracts, determination as to the value of any collateral securing claims, proofs of claim or other events.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

As of March 31, 2009, the amounts subject to compromise consisted of the following items.

Accrued Expenses
Accrued interest	$472
Other	47
Total Accrued Expenses Subject To Compromise	519

Related Party Payables
Note Payable	77
Deferred Management Fees	25
Total Related Party Payables Subject To Compromise	102

Debt
Charter Communications, Inc.:
5.875% convertible senior notes due November 16, 2009	3
6.50% convertible senior notes due October 1, 2027	479
Charter Communications Holdings, LLC:
10.000% senior notes due April 1, 2009	53
10.750% senior notes due October 1, 2009	4
9.625% senior notes due November 15, 2009	25
10.250% senior notes due January 15, 2010	1
11.750% senior discount notes due January 15, 2010	1
11.125% senior notes due January 15, 2011	47
13.500% senior discount notes due January 15, 2011	60
9.920% senior discount notes due April 1, 2011	51
10.000% senior notes due May 15, 2011	69
11.750% senior discount notes due May 15, 2011	54
12.125% senior discount notes due January 15, 2012	75
CCH I Holdings, LLC:
11.125% senior notes due January 15, 2014	151
13.500% senior discount notes due January 15, 2014	581
9.920% senior discount notes due April 1, 2014	471
10.000% senior notes due May 15, 2014	299
11.750% senior discount notes due May 15, 2014	815
12.125% senior discount notes due January 15, 2015	217
CCH I, LLC:
11.000% senior notes due October 1, 2015	3,957
CCH II, LLC:
10.250% senior notes due September 15, 2010	1,856
10.250% senior notes due October 1, 2013	580
Total Debt Subject to Compromise	9,849

Total Liabilities Subject To Compromise	$10,470

While operating during the Chapter 11 proceedings, the Company ceased recording interest on its debt subject to compromise as of March 27, 2009, except on CCH II debt.  The Company will continue to accrue interest on CCH II’s debt as it intends to pay the interest under the Proposed Restructuring.  This amount is recorded in accrued interest not subject to compromise.  The amount of contractual interest expense not recorded for the three months ended March 31, 2009 was approximately $9 million.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Reorganization Items, Net

Reorganization items, net is presented separately in the condensed consolidated statements of operations and represents items of income, expense, gain or loss that are realized or incurred by the Company because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Reorganization items, net consisted of the following items for the three months ended March 31, 2009.

Loss on debt at allowed claim amount	$97
Professional fees	23
Paul Allen management fee settlement – related party	11
Other	10

Total Reorganization Items, Net	$141

Reorganization items, net consist of adjustments to record liabilities at the allowed claim amounts, including the write off of deferred financing fees, and other expenses directly related to the Company’s bankruptcy proceedings.

3.           Franchises, Goodwill and Other Intangible Assets

Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances.  Franchises are aggregated into essentially inseparable units of accounting to conduct the valuations.  The units of accounting generally represent clustering of the Company’s cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.

As of March 31, 2009 and December 31, 2008, indefinite-lived and finite-lived intangible assets are presented in the following table:

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$7,371	$--	$7,371	$7,377	$--	$7,377
Goodwill	68	--	68	68	--	68

	$7,439	$--	$7,439	$7,445	$--	$7,445
Finite-lived intangible assets:
Franchises with finite lives	$16	$10	$6	$16	$9	$7
Other intangible assets	74	42	32	71	41	30

	$90	$52	$38	$87	$50	$37

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals.  During the three months ended

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

March 31, 2009, the net carrying amount of indefinite-lived franchises was reduced by $6 million related to cable asset sales completed in 2009.

Franchise amortization expense for each of the three months ended March 31, 2009 and 2008 was approximately $1 million.  Other intangible assets amortization expense for the three months ended March 31, 2009 and 2008 was approximately $2 million and $1 million, respectively.  The Company expects that amortization expense on franchise assets and other intangible assets will be approximately $7 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

4.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses not subject to compromise consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Accounts payable – trade	$101	$99
Accrued capital expenditures	29	56
Accrued expenses:
Terminated interest rate swap liability	497	--
Interest	139	408
Programming costs	241	305
Compensation	94	124
Franchise-related fees	49	60
Other	172	258

	$1,322	$1,310

5.           Debt Not Subject to Compromise

Debt not subject to compromise consists of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Charter Communications, Inc.:
5.875% convertible senior notes due November 16, 2009	$--	$--	$3	$3
6.50% convertible senior notes due October 1, 2027	--	--	479	373
Charter Communications Holdings, LLC:
10.000% senior notes due April 1, 2009	--	--	53	53
10.750% senior notes due October 1, 2009	--	--	4	4
9.625% senior notes due November 15, 2009	--	--	25	25
10.250% senior notes due January 15, 2010	--	--	1	1
11.750% senior discount notes due January 15, 2010	--	--	1	1
11.125% senior notes due January 15, 2011	--	--	47	47
13.500% senior discount notes due January 15, 2011	--	--	60	60
9.920% senior discount notes due April 1, 2011	--	--	51	51
10.000% senior notes due May 15, 2011	--	--	69	69

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

11.750% senior discount notes due May 15, 2011	--	--	54	54
12.125% senior discount notes due January 15, 2012	--	--	75	75
CCH I Holdings, LLC:
11.125% senior notes due January 15, 2014	--	--	151	151
13.500% senior discount notes due January 15, 2014	--	--	581	581
9.920% senior discount notes due April 1, 2014	--	--	471	471
10.000% senior notes due May 15, 2014	--	--	299	299
11.750% senior discount notes due May 15, 2014	--	--	815	815
12.125% senior discount notes due January 15, 2015	--	--	217	217
CCH I, LLC:
11.000% senior notes due October 1, 2015	--	--	3,987	4,072
CCH II, LLC:
10.250% senior notes due September 15, 2010	--	--	1,860	1,857
10.250% senior notes due October 1, 2013	--	--	614	598
CCO Holdings, LLC:
8 ¾% senior notes due November 15, 2013	800	797	800	796
Credit facility	350	350	350	350
Charter Communications Operating, LLC:
8.000% senior second-lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second-lien notes due April 30, 2014	770	770	770	770
10.875% senior second-lien notes due September 15, 2014	546	528	546	527
Credit facilities	8,229	8,229	8,246	8,246
Total Debt Not Subject to Compromise	$11,795	$11,774	$21,729	$21,666

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, the current accreted value for legal purposes and notes indenture purposes (the amount that is currently payable if the debt becomes immediately due) is equal to the principal amount of notes.  See Note 2 for debt subject to compromise.

Filing for bankruptcy is an event of default under the Company’s credit facilities and the indentures governing its debt.  Therefore, in accordance SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, debt not subject to compromise has been classified as current as of March 31, 2009.  The Company does not intend to repay the current portion of long-term debt with current assets but intends to reinstate this debt through the Proposed Restructuring.  Accordingly, should the Company's Proposed Restructuring be successful, upon the effective date of such Proposed Restructuring, $11.8 billion of the debt classified as current per SFAS No. 78 will be reclassified as long-term.  See Note 1.

Upon filing bankruptcy, Charter Operating and CCO Holdings are not able to elect the Eurodollar rate but must pay interest at the prime rate plus the 1% per annum applicable margin plus 2% per annum penalty interest.

6.           Temporary Equity

Temporary equity includes Mr. Allen’s 5.6% preferred membership interests in CC VIII, LLC (“CC VIII”), an indirect subsidiary of Charter Holdco of $207 million and $203 million as of March 31, 2009 and December 31, 2008, respectively, and $45 million and $38 million, respectively, nonvested shares of restricted stock and performance shares issued to employees.  Mr. Allen's CC VIII interest is classified as temporary equity as a result of Mr. Allen's ability to put his interest to the Company upon a change in control. Noncontrolling interest in the accompanying condensed consolidated statements of operations includes approximately $4 million and $2 million for the three months ended March 31, 2009 and 2008, respectively, which represents the 2% accretion of the preferred membership interests plus approximately 5.6% of CC VIII’s income.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

7.           Noncontrolling Interest

Charter is a holding company whose primary assets are a controlling equity interest in Charter Holdco, the indirect owner of the Company’s cable systems, and $482 million of mirror notes payable by Charter Holdco to Charter, and which have the same principal amount and terms as those of Charter’s 5.875% and 6.50% convertible senior notes.  Noncontrolling interest on the Company’s condensed consolidated balance sheets represents the cumulative allocation since January 1, 2009 of Mr. Allen’s portion of Charter Holdco’s net loss, or 47% of total net loss of Charter Holdco.

On January 1, 2009, Charter adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, which requires losses to be allocated to noncontrolling interest even when such amounts are deficits. As such, losses are now allocated between Charter and the noncontrolling interest.  Net loss and loss per common share would have been $338 million and $0.89, respectively, for the three months ended March 31, 2009 if SFAS No. 160 had not been adopted.

Changes to controlling and noncontrolling interest consist of the following for the periods presented:

	Controlling	Noncontrolling
	Interest	Interest	Total

Balance, December 31, 2008	$(10,506)	$--	$(10,506)
Net loss	(205)	(133)	(338)
Changes in the fair value of interest rate agreements	(5)	(4)	(9)
Stock compensation expense	2	--	2

Balance, March 31, 2009	$(10,714)	$(137)	$(10,851)

8.	Comprehensive Loss

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss after giving effect to the noncontrolling interest share of gains and losses.  Comprehensive loss – Charter shareholders was $210 million and $463 million for the three months ended March 31, 2009 and 2008, respectively.

9.           Accounting for Derivative Instruments and Hedging Activities

The Company used interest rate swap agreements to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates.  The Company’s policy is to manage its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt within a targeted range.  Using interest rate swap agreements, the Company agreed to exchange, at specified intervals through 2013, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.  At the banks’ option, certain interest rate swap agreements could have been extended through 2014.

Upon filing for Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements terminated the underlying contracts and, upon emergence from bankruptcy, will receive payment for the market value of the interest rate swap agreement as measured on the date the counterparties terminated.  At March 31, 2009, the terminated interest rate swap liabilities of $497 million are reflected at settlement amounts and were recorded in current liabilities in the condensed consolidated balance sheets.  The terminated interest rate swap liabilities were classified as not subject to compromise in the condensed consolidated balance sheets at March 31, 2009 as they are fully secured by the Company’s assets.  The amount remaining in accumulated other comprehensive loss related to these interest rate swap agreements will be amortized over the original life of the interest rate agreements until emergence from Chapter 11 bankruptcy.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company’s hedging policy does not permit it to hold or issue derivative instruments for speculative trading purposes.  The Company did, however, have certain interest rate derivative instruments that were designated as cash flow hedging instruments.  Such instruments effectively converted variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statements of operations.  The Company formally documented, designated and assessed the effectiveness of transactions that received hedge accounting.

Changes in the fair value of interest rate agreements that were designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that met the effectiveness criteria specified by SFAS No. 133 were reported in accumulated other comprehensive loss.  The amounts were subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses).

Certain interest rate derivative instruments were not designated as hedges as they did not meet the effectiveness criteria specified by SFAS No. 133.  However, management believes such instruments were closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges were marked to fair value, with the impact recorded as a change in value of derivatives in the Company’s consolidated statements of operations.

As of December 31, 2008, the Company had outstanding $4.3 billion in notional amounts of interest rate swaps outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

Certain provisions of the Company’s 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes.  In accordance with SFAS No. 133, these derivatives are marked to market with gains or losses recorded in change in value of derivatives on the Company’s consolidated statements of operations.  At March 31, 2009 and December 31, 2008, the fair value of the embedded derivatives was de minimus.

The effect of derivative instruments on the Company’s consolidated statement of operations is presented in the table below.

	Three Months Ended March 31,
	2009	2008

Change in value of derivatives:
Loss on interest rate derivatives not designated as hedges	$(4)	$(30)
Loss on embedded derivatives	--	(7)
	$(4)	$(37)

Accumulated other comprehensive loss:
Loss on interest rate derivatives designated as hedges (effective portion)	$(9)	$(104)
	$(9)	$(104)

Amount of loss reclassified from accumulated other comprehensive loss into interest expense	$(33)	$(11)

The Company adopted SFAS No. 157, Fair Value Measurements, on its financial assets and liabilities effective January 1, 2008, and has an established process for determining fair value.  As permitted by FASB Staff Position

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

(“FSP”) 157-2, the Company adopted SFAS No. 157 effective January 1, 2009 on its nonfinancial assets and liabilities including fair value measurements under SFAS No. 142 and SFAS No. 144 of franchises, goodwill, property, plant, and equipment, and other long-term assets.  Fair value is based upon quoted market prices, where available.  If such valuation methods are not available, fair value is based on internally or externally developed models using market-based or independently-sourced market parameters, where available.  Fair value may be subsequently adjusted to ensure that those assets and liabilities are recorded at fair value.  The Company’s methodology may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, but the Company believes its methods are appropriate and consistent with other market peers.  The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value estimate as of the Company’s reporting date.

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

Interest rate derivatives were valued at December 31, 2008 using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s credit risk) and were classified within level 2 of the valuation hierarchy.

The Company has no financial liabilities accounted for at fair value at March 31, 2009 due to the termination of the interest rate swap agreements.  At December 31, 2008, the Company’s financial liabilities that were accounted for at fair value on a recurring basis are presented in the table below:

	Fair Value As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Interest rate derivatives designated as hedges	$--	$303	$--	$303
Interest rate derivatives not designated as hedges	--	108	--	108

	$--	$411	$--	$411

The weighted average interest pay rate for the Company’s interest rate swap agreements was 4.93% at December 31, 2008.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

10.           Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Loss on sale of assets, net	$2	$2
Special charges, net	(52)	9

	$(50)	$11

Loss on sale of assets, net

Loss on sale of assets represents the loss recognized on the sale of fixed assets and cable systems.

Special charges, net

Special charges, net for the three months ended March 31, 2009 primarily includes favorable litigation settlements.  Special charges, net for the three months ended March 31, 2008 primarily represent severance charges and litigation settlements.

11.           Income Taxes

All operations are held through Charter Holdco and its direct and indirect subsidiaries.  Charter Holdco and the majority of its subsidiaries are generally limited liability companies that are not subject to income tax.  However, certain of these limited liability companies are subject to state income tax.  In addition, the subsidiaries that are corporations are subject to federal and state income tax.  All of the remaining taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to its members: Charter and CII.  Charter is responsible for its share of taxable income or loss of Charter Holdco allocated to Charter in accordance with the Charter Holdco limited liability company agreement (the “LLC Agreement”) and partnership tax rules and regulations.  Charter also records financial statement deferred tax assets and liabilities related to its investment in Charter Holdco.

For the three month periods ended March 31, 2009 and 2008, the Company recorded $61 million and $58 million of income tax expense, respectively.  Income tax expense was recognized through increases in deferred tax liabilities related to Charter’s investment in Charter Holdco, and certain of Charter’s subsidiaries, in addition to current federal and state income tax expense.

As of March 31, 2009 and December 31, 2008, the Company had net deferred income tax liabilities of approximately $617 million and $558 million, respectively.  Included in these deferred tax liabilities is approximately $181 million and $179 million of deferred tax liabilities at March 31, 2009 and December 31, 2008, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate income tax returns. The remainder of the Company’s deferred tax liability arose from Charter’s investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

As of March 31, 2009, the Company had deferred tax assets of $6.0 billion, which included $2.6 billion of financial losses in excess of tax losses allocated to Charter from Charter Holdco.  The deferred tax assets also included $3.4 billion of tax net operating loss carryforwards (generally expiring in years 2009 through 2028) of Charter and its indirect subsidiaries.  Valuation allowances of $5.8 billion exist with respect to these deferred tax assets.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

all of the deferred tax assets will be realized.  Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.

The amount of any benefit from the Company’s tax net operating losses is dependent on: (1) Charter and its subsidiaries’ ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income.  Any future “ownership changes” of Charter’s common stock, such as that which will occur upon emergence from Chapter 11 bankruptcy, would place limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income the Company may generate and will be reduced by the amount of any cancellation of debt income resulting from the Proposed Restructuring that is allocable to Charter.  Such limitations, in conjunction with the net operating loss expiration provisions, could reduce the Company’s ability to use a substantial portion of its net operating losses to offset future taxable income.

No tax years for Charter or Charter Holdco are currently under examination by the Internal Revenue Service.  Tax years ending 2006, 2007 and 2008 remain subject to examination.

12.           Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved.  Unless otherwise disclosed, management believes each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

Digeo, Inc.

Mr. Allen, through his 100% ownership of Vulcan Ventures Incorporated (“Vulcan Ventures”), owns a majority interest in Digeo, Inc. on a fully-converted fully-diluted basis.  Ms. Jo Allen Patton is a director of the Company and a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of the Company and is Executive Vice President of Vulcan Ventures.  Currently, Charter Operating owns 1.8% of Digeo, Inc.’s common stock.

In May 2008, Charter Operating entered into an agreement with Digeo Interactive, LLC, a subsidiary of Digeo, Inc., for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment is subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units is being supplied under a software license agreement with Digeo Interactive, LLC; the cost of which is expected to be approximately $2 million for the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  For the three months ended March 31, 2009, Charter purchased approximately $5 million of DVR units from Digeo Interactive, LLC under these agreements.

For the three months ended March 31, 2009, pursuant to indemnification provisions in the October 2005 settlement with Mr. Allen regarding the CC VIII interest, the Company reimbursed Vulcan Inc. approximately $3 million in legal expenses.

In connection with the Company’s Proposed Restructuring, Charter, Mr. Allen and an entity controlled by Mr. Allen entered into the Allen Agreement in settlement of their rights, claims and remedies against Charter and its subsidiaries.  See Note 1.

13.           Contingencies

In the ordinary course of business, the Company may face employment law claims, including claims under the Fair Labor Standards Act and wage and hour laws of the states in which we operate.   On August 15, 2007, a complaint was filed, on behalf of both nationwide and state of Wisconsin classes of certain categories of current and former Charter

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

technicians, against Charter in the United States District Court for the Western District of Wisconsin (Sjoblom v. Charter Communications, LLC and Charter Communications, Inc.), alleging that Charter violated the Fair Labor Standards Act and Wisconsin wage and hour laws by failing to pay technicians for certain hours claimed to have been worked.  The Company accrued settlement costs associated with the Sjoblom case in 2008 and such amounts were substantially paid in the first quarter of 2009.  The Company has been subjected, in the normal course of business, to the assertion of other similar claims and could be subjected to additional such claims.  The Company can not predict the ultimate outcome of any such claims.

On March 27, 2009, JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement, filed an adversary proceeding (the “JPMorgan Adversary Proceeding”) in Bankruptcy Courtagainst Charter Operating and CCO Holdings seeking a declaration that there has been events of default under the Credit Agreement.  Such a judgment may prevent Charter Operating and CCO Holdings from reinstating the terms and provisions of the Credit Agreement through the bankruptcy proceeding.  On April 10, 2009, Charter Operating and CCO Holdings filed a motion to dismiss (the “Motion to Dismiss”) the JPMorgan Adversary Proceeding and argued that dismissal was proper because the JPMorgan Adversary Proceeding (i) is a core proceeding that is not independent of the Chapter 11 Cases; and (ii) fails to state a claim for default under the Credit Agreement.  On May 5, 2009, the Bankruptcy Court ruled that the JPMorgan Adversary Proceeding is a core proceeding, and that it will decide whether to dismiss the JPMorgan Adversary Proceeding for failure to state a claim at a later date.  If the JPMorgan Adversary Proceeding is not dismissed, it will be heard and decided by the Bankruptcy Court as a part of the hearing scheduled on July 20, 2009 to consider the confirmation of the Plan.  Charter denies the allegations made by JPMorgan and intends to vigorously contest this matter.

Charter is a party to lawsuits and claims that arise in the ordinary course of conducting its business.  The ultimate outcome of these other legal matters pending against the Company cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

14.           Stock Compensation Plans

The Company has stock compensation plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (shares of restricted stock not to exceed 20.0 million shares of Charter Class A common stock), as each term is defined in the Plans.  Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the Plans.  Options granted generally vest over four years from the grant date, with 25% generally vesting on the first anniversary of the grant date and ratably thereafter.  Generally, options expire 10 years from the grant date.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  The 2001 Stock Incentive Plan allows for the issuance of up to a total of 90.0 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).  In March 2008, the Company adopted an incentive program to allow for performance cash.  Under the incentive program, subject to meeting performance criteria, performance units under the 2001 Stock Incentive Plan and performance cash are deposited into a performance bank of which one-third of the balance is paid out each year.  During the three months ended March 31, 2009, no equity awards were granted however, Charter granted $11 million of performance cash and restricted cash under Charter’s 2009 incentive program.  In the first quarter of 2009, the majority of restricted stock and performance units and shares were voluntarily forfeited by participants without termination of the service period, and the remaining, along with all stock options, will be cancelled in connection with the Proposed Restructuring.  The Proposed Restructuring includes an allocation of not less than 3% of new equity for employee grants with 50% of the allocation to be granted within thirty days of the Company's emergence from bankruptcy.  Such grant of new awards is deemed to be a modification of old awards and will be accounted for as a modification of the original awards.  See Note 1.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company recorded $11 million and $8 million of stock compensation expense for the three months ended March 31, 2009 and 2008, respectively, which is included in selling, general, and administrative expense.

15.           Recently Issued Accounting Standards

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company adopted FSP APB 14-1 effective January 1, 2009.  The carrying amount of the equity component at March 31, 2009 and December 31, 2008 was approximately $50 million.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP FAS 141(R)-1 effective January 1, 2009.  The adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for reporting periods ending after June 15, 2009. The Company will adopt FSP FAS 157-4 effective June 30, 2009.  The Company does not expect that the adoption of FSP FAS 157-4 will have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 are effective for reporting periods ending after June 15, 2009. The Company will adopt FSP FAS 107-1 and APB 28-1 effective June 30, 2009.  The Company does not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its accompanying financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal assets at March 31, 2009 are the 54% controlling common equity interest (53% for accounting purposes) in Charter Communications Holding Company, LLC (“Charter Holdco”) and “mirror” notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as Charter’s convertible senior notes.

We are a broadband communications company operating in the United States with approximately 5.4 million customers at March 31, 2009.  Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (basic and digital, which we refer to as “video” services), high-speed Internet services, and telephone services, as well as advanced broadband services (such as Charter OnDemand™ (“OnDemand”) high definition television service, and digital video recorder (“DVR”) service).

The following table summarizes our customer statistics for basic video, digital video, residential high-speed Internet, and telephone as of March 31, 2009 and 2008:

	Approximate as of
	March 31,	March 31,
	2009 (a)	2008 (a)

Video Cable Services:
Basic Video:
Residential (non-bulk) basic video customers (b)	4,746,000	4,949,100
Multi-dwelling (bulk) and commercial unit customers (c)	267,700	258,900
Total basic video customers (b)(c)	5,013,700	5,208,000

Digital Video:
Digital video customers (d)	3,157,700	3,023,200

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,947,100	2,768,200
Telephone customers (f)	1,423,100	1,085,000

Total Revenue Generating Units (g)	12,541,600	12,084,400

After giving effect to sales of cable systems in 2008 and 2009, basic video customers, digital video customers, high-speed Internet customers and telephone customers would have been approximately 5,181,400, 3,014,200, 2,762,400, and 1,085,000, respectively, as of March 31, 2008.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts.  At March 31, 2009 and 2008, "customers" include approximately 30,600 and 30,600 persons, respectively, whose accounts were over 60 days past due in payment, approximately 4,400 and 4,700 persons, respectively, whose accounts were over 90 days past due in payment, and approximately 2,700 and 3,200 persons, respectively, of which were over 120 days past due in payment.

(b)	"Basic video customers" include all residential customers who receive video cable services.

(c )
Included within "basic video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit ("EBU") basis.  EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service.  The EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and has been used consistently each reporting period.

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

Overview

Charter and its subsidiaries have filed petitions under Chapter 11 of the United States Bankruptcy Code on March 27, 2009.  See “—Bankruptcy Proceedings,” for more information on our financial restructuring.  Information concerning status of the ongoing bankruptcy proceedings may be obtained from our website at www.charter.com and at www.kccllc.net/charter.

For the three months ended March 31, 2009 and 2008, our income from operations was $334 million and $205 million, respectively.  We had operating margins of 20% and 13% for the three months ended March 31, 2009 and 2008.  The increase in income from operations and operating margins for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was principally due to increased sales of our bundled services, improved cost efficiencies and favorable litigation settlements in 2009.  The favorable litigation settlements in 2009 increased operating margin for the three months ended March 31, 2009 by 3%.

We cannot assure you that we will be able to continue to grow revenues at historical rates, if at all.  Dramatic declines in the housing market over the past year, including falling home prices and increasing foreclosures, together with significant increases in unemployment, have severely affected consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.  The general economic downturn also may affect advertising sales, as companies seek to reduce expenditures and conserve cash. Any of these events may adversely affect our cash flow, results of operations and financial condition.

We have a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high amounts of debt, and depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended March 31,
	2009		2008

REVENUES	$1,662	100%	$1,564	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	713	43%	681	44%
Selling, general and administrative	344	21%	346	22%
Depreciation and amortization	321	19%	321	21%
Other operating (income) expenses, net	(50)	(3%)	11	--

	1,328	80%	1,359	87%

Income from operations	334	20%	205	13%

OTHER INCOME (EXPENSES):
Interest expense, net	(463)		(466)
Change in value of derivatives	(4)		(37)
Reorganization items, net	(141)		--
Other income (expense), net	1		(1)

	(607)		(504)

Loss before income taxes	(273)		(299)

INCOME TAX EXPENSE	(61)		(58)

Consolidated net loss	(334)		(357)

Less: Net (income) loss – noncontrolling interest	129		(2)

Net loss – Charter shareholders	$(205)		$(359)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Net Loss – Charter shareholders	$(0.54)		$(0.97)

Weighted average common shares outstanding, basic and diluted	378,095,547		370,085,187

Revenues.  Average monthly revenue per basic video customer increased to $110 for the three months ended March 31, 2009 from $100 for the three months ended March 31, 2008.  Average monthly revenue per basic video customer represents total revenue, divided by three, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services, offset by a decrease in basic video customers.  Cable system sales in 2008 and 2009 reduced the increase in revenues for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 by approximately $3 million.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,
	2009		2008		2009 over 2008
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$872	53%	$858	55%	$14	2%
High-speed Internet	360	22%	328	21%	32	10%
Telephone	169	10%	121	8%	48	40%
Commercial	107	6%	92	6%	15	16%
Advertising sales	54	3%	67	4%	(13)	(19%)
Other	100	6%	98	6%	2	2%

	$1,662	100%	$1,564	100%	$98	6%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers.  Basic video customers decreased by 194,300 customers from March 31, 2008 compared to March 31, 2009, 26,600 of which were related to asset sales.  Digital video customers increased by 134,500 during the same period, reduced by the sale of 9,000 customers.  The increases in video revenues are attributable to the following (dollars in millions):

Three months ended March 31, 2009 compared to three months ended March 31, 2008 Increase / (Decrease)

Incremental video services and rate adjustments	$20
Increase in digital video customers	16
Decrease in basic video customers	(20)
Asset sales	(2)

$14

High-speed Internet customers grew by 178,900 customers, reduced by asset sales of 5,800 customers, from March 31, 2008 to March 31, 2009.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2009 compared to three months ended March 31, 2008 Increase / (Decrease)

Increase in high-speed Internet customers	$23
Rate adjustments and service upgrades	10
Asset sales	(1)

$32

Revenues from telephone services increased by $46 million for the three months ended March 31, 2009, as a result of an increase of 338,100 telephone customers and by $2 million related to higher average rates.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increased sales of the Charter Business Bundle® primarily to small and medium-sized businesses, as well as growth in our fiber-based data services.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues for the three months ended March 31, 2009 decreased primarily as a result of significant decreases in revenues from the political and automotive sectors.  For the three months ended March 31, 2009 and 2008, we received $8 million and $7 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of franchise fees, regulatory fees, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For each of the three months ended March 31, 2009 and 2008, franchise fees represented approximately 46% of total other revenues.  The increase in other revenues for the three months ended March 31, 2009 was primarily the result of increases in franchise and other regulatory fees and wire maintenance fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

Three months ended March 31, 2009 compared to three months ended March 31, 2008 Increase / (Decrease)

Programming costs	$25
Maintenance costs	4
Labor costs	3
Other, net	1
Asset sales	(1)

$32

Programming costs were approximately $432 million and $409 million, representing 61% and 60% of total operating expenses for the three months ended March 31, 2009 and 2008, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments, offset in part by asset sales and customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $7 million and $5 million for the three months ended March 31, 2009 and 2008, respectively.  We expect programming expenses to continue to increase, and at a higher rate than 2008, due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses is attributable to the following (dollars in millions):

Three months ended March 31, 2009 compared to three months ended March 31, 2008 Increase / (Decrease)

Marketing costs	$4
Stock compensation costs	3
Employee costs	(4)
Customer care costs	(2)
Other, net	(3)

$(2)

Depreciation and amortization. Depreciation and amortization expense was $321 million for each of the three months ended March 31, 2009 and March 31, 2008 primarily representing depreciation on capital expenditures.

Other operating (income) expenses, net.  For the three months ended March 31, 2009 compared to March 31, 2008, the increase in other operating income was primarily attributable to a $61 million increase in special charges primarily related to favorable litigation settlements in 2009.  For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three months ended March 31, 2009 compared to March 31, 2008, net interest expense decreased by $3 million, which was a result of a decrease in our average borrowing rate from 8.8% in the first quarter of 2008 to 8.5% in the first quarter of 2009, offset by average debt outstanding increasing from $20.3 billion for the first quarter of 2008 to $21.7 billion for the first quarter of 2009.  Because we filed for Chapter 11 bankruptcy on March 27, 2009, we will no longer accrue interest on debt subject to compromise effective March 27, 2009, except on CCH II debt as we intend to pay the interest under the Proposed Restructuring.  As such, interest expense for the remainder of 2009 will decrease. The amount of contractual interest expense not recorded for the three months ended March 31, 2009 was approximately $9 million.

Change in value of derivatives. Interest rate swaps were held to manage our interest costs and reduce our exposure to increases in floating interest rates.  We expensed the change in fair value of derivatives that did not qualify for hedge accounting and cash flow hedge ineffectiveness on interest rate swap agreements.  Upon filing for Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements terminated the underlying contracts and, upon emergence from bankruptcy, will receive payment for the market value of the interest rate swap agreement as measured on the date the counterparties terminated.  Additionally, certain provisions of our 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes and marked to fair value at the end of each reporting period.  At March 31, 2009 and December 31, 2008, the fair value of the embedded derivatives were de minimus.  Change in value of derivatives consists of the following for the three months ended March 31, 2009 and 2008 (dollars in millions):

	Three months ended March 31,
	2009	2008

Interest rate swaps	$(4)	$(30)
Embedded derivatives from convertible senior notes	--	(7)

	$(4)	$(37)

Reorganizations items, net.  Reorganization items, net of $141 million for the three months ended March 31, 2009 represent items of income, expense, gain or loss that we realized or incurred because we are in reorganization under

Chapter 11 of the U.S. Bankruptcy Code.  For more information, see Note 2 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized for the three months ended March 31, 2009 and 2008, through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our subsidiaries, in addition to current federal and state income tax expense.

Net (income) loss – noncontrolling interest.  Noncontrolling interest increased $131 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  Noncontrolling interest represents the allocation of income to Mr. Paul G. Allen’s, Charter’s chairman and primary shareholder, 5.6% preferred membership interests in CC VIII, LLC (“CC VIII”) and effective January 1, 2009, the allocation of losses to Mr. Allen’s noncontrolling interest in Charter Holdco.  The increase is the result of the adoption on January 1, 2009 of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, which requires losses to be allocated to noncontrolling interest even when such interest is in a deficit position.

Net loss – Charter shareholders. Net loss – Charter shareholders decreased by $154 million, or 43%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily a result of the adoption of SFAS No. 160 and other factors described above.

Loss per common share. During the three months ended March 31, 2009 compared to the three months ended March 31, 2008, net loss per common share decreased by $0.43, or 44%, as a result of the factors described above.

Bankruptcy Proceedings

On March 27, 2009, we and certain affiliates (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases are being jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435 (the “Chapter 11 Cases”).  The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The filing was made to allow us to implement a restructuring pursuant to a pre-arranged joint plan of reorganization (the “Plan”) aimed at improving our capital structure (the “Proposed Restructuring”). The Plan essentially provides for a balance sheet restructuring that will leave intact our operations.

Under Chapter 11, we are operating our business as a debtor-in-possession (“DIP”) under bankruptcy court protection from creditors and claimants.  We obtained “first day” orders from the Bankruptcy Court, which provided, among other things, flexibility in cash management, the ability to use cash collateral, and the ability to pay certain pre-petition claims.  During these Chapter 11 Cases, all transactions outside the ordinary course of business will require the prior approval of the Bankruptcy Court.  As a consequence of the Chapter 11 filing, pending litigation against us is subject to the automatic stay, and consequently no party may take any action to collect pre-petition claims except pursuant to order of the Bankruptcy Court.

On May 5, 2009, the Bankruptcy Court approved the disclosure statement filed in connection with our Plan and authorized Charter to begin soliciting votes on the Plan. Charter’s confirmation hearing, at which the Bankruptcy Court will consider approval of the Plan, has been scheduled for July 20, 2009.

The Proposed Restructuring is expected to be funded with cash from operations, an exchange of debt of CCH II, LLC (“CCH II”) for other debt at CCH II (the “Notes Exchange”), the issuance of additional debt (the “New Debt Commitment”), and the proceeds of an equity offering (the “Rights Offering”) for which Charter has received a back-stop commitment (the “Back-Stop Commitment”) from certain holders of certain of our subsidiaries’ notes (the “Noteholders”).  In addition to separate restructuring agreements entered into with each Noteholder (the “Restructuring Agreements”) pursuant to which Charter expects to implement the Proposed Restructuring, the Noteholders have entered into commitment letters (the “Commitment Letters”), pursuant to which they have agreed to exchange and/or purchase, as applicable, certain securities of Charter, as described in more detail below.

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

Under the Rights Offering, Charter will offer to existing holders of senior notes of CCH I, LLC (“CCH I Notes”) that are accredited investors (as defined in Regulation D promulgated under the Securities Act) or qualified institutional buyers (as defined under Rule 144A of the Securities Act), the right (the “Rights”) to purchase shares of the new Class A Common Stock of Charter, to be issued upon our emergence from bankruptcy, in exchange for a cash payment at a discount to the equity value of Charter upon emergence.  Upon emergence from bankruptcy, Charter’s new Class A Common Stock is not expected to be listed on any public or over-the-counter exchange or quotation system and will be subject to transfer restrictions.  It is expected, however, that we will thereafter apply for listing of Charter’s new Class A Common Stock on the NASDAQ Stock Market as provided in a term sheet describing the Proposed Restructuring (the “Term Sheet”).  The Rights Offering is expected to generate proceeds of up to approximately $1.6 billion and will be used to pay holders of CCH II Notes that do not participate in the Notes Exchange, repayment of certain amounts relating to the satisfaction of certain swap agreement claims against Charter Communications Operating, LLC (“Charter Operating”) and for general corporate purposes.

Under the Commitment Letters, certain Noteholders (the “Backstop Parties”) have agreed to subscribe for their respective pro rata portions of the Rights Offering, and certain of the Backstop Parties have, in addition, agreed to subscribe for a pro rata portion of any Rights that are not purchased by other holders of CCH I Notes in the Rights Offering (the “Excess Backstop”).  Noteholders who have committed to participate in the Excess Backstop will be offered the option to purchase a pro rata portion of additional shares of Charter’s new Class A Common Stock, at the same price at which shares of the new Class A Common Stock will be offered in the Rights Offering, in an amount equal to $400 million less the aggregate dollar amount of shares purchased pursuant to the Excess Backstop.  The Backstop Parties will receive a commitment fee equal to 3% of their respective equity backstop.

The Restructuring Agreements further contemplate that upon consummation of the Plan (i) CCO Holdings, LLC’s (“CCO Holdings”) and Charter Operating’s notes and credit facilities will remain outstanding, (ii) holders of notes issued by CCH II will receive New CCH II Notes pursuant to the Notes Exchange and/or cash, (iii) holders of notes issued by CCH I, LLC will receive shares of Charter’s new Class A Common Stock, (iv) holders of notes issued by CCH I Holdings, LLC (“CIH”) will receive warrants to purchase shares of Charter’s new Class A Common Stock, (v) holders of notes of Charter Holdings will receive warrants to purchase shares of Charter’s new Class A Common Stock, (vi) holders of convertible notes issued by Charter will receive cash and preferred stock issued by Charter,  (vii) holders of existing common stock will not receive any amounts on account of their common stock, which will be cancelled, and (viii) trade creditors will be paid in full.  In addition, as part of the Proposed

Restructuring, it is expected that consideration will be paid by holders of CCH I Notes to other entities participating in the financial restructuring.  The recoveries summarized above are more fully described in the Term Sheet.

Pursuant to a separate restructuring agreement among Charter, Mr. Allen, and an entity controlled by Mr. Allen (the “Allen Agreement”), in settlement of their rights, claims and remedies against Charter and its subsidiaries, and in addition to any amounts received by virtue of their holding any claims of the type set forth above, upon consummation of the Plan, Mr. Allen or his affiliates will be issued a number of shares of the new Class B Common Stock of Charter such that the aggregate voting power of such shares of new Class B Common Stock shall be equal to 35% of the total voting power of all new capital stock of Charter.   Each share of new Class B Common Stock will be convertible, at the option of the holder, into one share of new Class A Common Stock, and will be subject to significant restrictions on transfer.  Certain holders of new Class A Common Stock and new Class B Common Stock will receive certain customary registration rights with respect to their shares.  Upon consummation of the Plan, Mr. Allen or his affiliates will also receive (i) warrants to purchase shares of new Class A Common Stock of Charter in an aggregate amount equal to 4% of the equity value of reorganized Charter, after giving effect to the Rights Offering, but prior to the issuance of warrants and equity-based awards provided for by the Plan, (ii) $85 million principal amount of New CCH II Notes, (iii) $25 million in cash for amounts owing to Charter Investment, Inc. (“CII”) under a management agreement, (iv) up to $20 million in cash for reimbursement of fees and expenses in connection with the Proposed Restructuring, and (v) an additional $150 million in cash.  The warrants described above shall have an exercise price per share based on a total equity value equal to the sum of the equity value of reorganized Charter, plus the gross proceeds of the Rights Offering, and shall expire seven years after the date of issuance.  In addition, on the effective date of the Plan, CII will retain a 1% equity interest in reorganized Charter Holdco and a right to exchange such interest into new Class A Common Stock of Charter. The Proposed Restructuring would result in the reduction of Charter’s debt by approximately $8 billion.

The Restructuring Agreements also contemplate that upon emergence from bankruptcy each holder of 10% or more of the voting power of Charter will have the right to nominate one member of the initial board of directors for each 10% of voting power; and that at least Charter’s current Chief Executive Officer and Chief Operating Officer will continue in their same positions.  The Restructuring Agreements require Noteholders to cast their votes in favor of the Plan and generally support the Plan and contain certain customary restrictions on the transfer of claims by the Noteholders.

The Restructuring Agreements and Commitment Letters are subject to certain termination events, including, among others:

•	the commitments set forth in the respective Noteholder’s Commitment Letter shall have expired or been terminated;
•
Charter’s board of directors shall have been advised in writing by its outside counsel that continued pursuit of the Plan is inconsistent with its fiduciary duties, and the board of directors determines in good faith that, (A) a proposal or offer from a third party is reasonably likely to be more favorable to us than is proposed under the Term Sheet, taking into account, among other factors, the identity of the third party, the likelihood that any such proposal or offer will be negotiated to finality within a reasonable time, and the potential loss to the company if the proposal or offer were not accepted and consummated, or (B) the Plan is no longer confirmable or feasible;

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

The Allen Agreement contains similar provisions to those provisions of the Restructuring Agreements.  There is no assurance that the treatment of creditors outlined above will not change significantly.  For example, because the Proposed Restructuring is contingent on reinstatement of the credit facilities and certain notes of Charter Operating and CCO Holdings, failure to reinstate such debt would require Charter to revise the Proposed Restructuring.  Moreover, if reinstatement does not occur and current capital market conditions persist, we may not be able to secure adequate new financing and the cost of new financing would likely be materially higher.

The above summary of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement is qualified in its entirety by the full text of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement, copies of which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to our 2008 Annual Report on Form 10-K.  See “Part II. Item 1A - Risk Factors – Risks Relating to Bankruptcy.”

Interest Payments

Two of our subsidiaries, CIH and Charter Holdings, did not make scheduled payments of interest due on January 15, 2009 (the “January Interest Payment”) on certain of their outstanding senior notes (the “Overdue Payment Notes”).  Each of the respective governing indentures (the “Indentures”) for the Overdue Payment Notes permits a 30-day grace period for such interest payments through (and including) February 15, 2009.  On February 11, 2009, in connection with the Commitment Letters and Restructuring Agreements, Charter and certain of its subsidiaries also entered into an Escrow Agreement with members of the ad-hoc committee of holders of the Overdue Payment Notes (“Ad-Hoc Holders”) and Wells Fargo Bank, National Association, as Escrow Agent (the “Escrow Agreement”).  On February 13, 2009, Charter paid the full amount of the January Interest Payment to the Paying Agent for the Ad-Hoc Holders on their Overdue Payment Notes, which constitutes payment under the Indentures.  As required under the Indentures, Charter set a special record date for payment of such interest payments of February 28, 2009.  Under the Escrow Agreement, the Ad-Hoc Holders agreed to deposit into an escrow account the amounts they receive in respect of the January Interest Payment (the "Escrow Amount") and the Escrow Agent will hold such amounts subject to the terms of the Escrow Agreement.  Under the Escrow Agreement, if the transactions contemplated by the Restructuring Agreements are consummated on or before December 15, 2009 or such transactions are not consummated on or before December 15, 2009 due to material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then the Ad-Hoc Holders will be entitled to receive their pro-rata share of the Escrow Amount.  If the transactions contemplated by the Restructuring Agreements are not consummated on or prior to December 15, 2009 for any reason other than material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then Charter, Charter Holdings, CIH or their designee shall be entitled to receive the Escrow Amount.  No amount has been recorded by us for the Escrow Amount.

One of Charter’s subsidiaries, CCH II, did not make its scheduled payment of interest on March 16, 2009 on certain of its outstanding senior notes.  The governing indenture for such notes permits a 30-day grace period for such interest payments, and Charter filed voluntary Chapter 11 Bankruptcy prior to the expiration of the grace period.

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

Upon filing bankruptcy, Charter Operating no longer has access to its revolving credit facility and relies on cash on hand and cash flows from operating activities to fund its projected cash needs.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our expenditures, and the outcome of various matters in our Chapter 11 Cases and financial restructuring.  The outcome of the Proposed Restructuring is subject to substantial risks.  See “Part II. Item 1. Legal Proceedings” for more information on the JPMorgan Adversary Proceeding.

Historical Operating, Investing and Financing Activities

Cash and Cash Equivalents.  We held $836 million in cash and cash equivalents as of March 31, 2009 compared to $960 million as of December 31, 2008.

Operating Activities. Net cash provided by operating activities decreased $17 million, or 8%, from $204 million for the three months ended March 31, 2008 to $187 million for the three months ended March 31, 2009, primarily as a result of changes in operating assets and liabilities that provided $119 million less cash during the three months ended March 31, 2009 than the corresponding period in 2008 offset by revenues increasing at a faster rate than cash expenses.

Investing Activities. Net cash used in investing activities was $292 million and $436 million for the three months ended March 31, 2009 and 2008, respectively.  The decrease is primarily due to a decrease of $65 million in purchases of property, plant, and equipment and a decrease of $74 million for the purchase of short-term investments.

Financing Activities. Net cash used in financing activities was $19 million for the three months ended March 31, 2009 and net cash provided by financing activities was $624 million for the three months ended March 31, 2008.  The decrease in cash provided during the three months ended March 31, 2009 as compared to the corresponding period in 2008, was primarily the result of no borrowings of long-term debt during the quarter.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $269 million and $334 million for the three months ended March 31, 2009 and 2008, respectively.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities and the issuance of debt.  In addition, our liabilities related to capital expenditures decreased $27 million and $31 million for the three months ended March 31, 2009 and 2008 compared to year end, respectively.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2009 and 2008 (dollars in millions):

	Three Months Ended March 31,
	2009	2008

Customer premise equipment (a)	$167	$165
Scalable infrastructure (b)	45	81
Line extensions (c)	14	21
Upgrade/Rebuild (d)	5	17
Support capital (e)	38	50

Total capital expenditures	$269	$334

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

No material changes in reported market risks have occurred since the filing of our December 31, 2008 Form 10-K.

As of March 31, 2009 and December 31, 2008, our total debt was approximately $21.6 billion and $21.7 billion, respectively, of which approximately $11.8 billion is classified as not subject to compromise as of March 31, 2009. As of March 31, 2009 and December 31, 2008, the weighted average interest rate on the credit facility debt, all of which was included in debt not subject to compromise, was approximately 6.4% and 5.5%, respectively, including 2% penalty interest as of March 31, 2009. As of March 31, 2009 and December 31, 2008, the weighted average interest rate on the high-yield notes not subject to compromise was approximately 10.8% and 8.8%, respectively, including 2% penalty interest as of March 31, 2009. As of March 31, 2009 and December 31, 2008 the weighted average interest rate on the CCH II notes included in debt subject to compromise, but on which we intend to pay interest as part of the Plan was approximately 12.3% and 10.3%, respectively, including 2% penalty interest as of March 31, 2009. As of March 31, 2009, the interest rate on approximately 27% of the total principal amount of our debt not subject to compromise was fixed. Upon filing for Chapter 11 bankruptcy, the interest rate hedge agreements were terminated. For more information, see Note 9 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report.  The evaluation was based in part upon reports and certifications provided by a number of executives.  Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange

Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the above evaluation, we believe that our controls provide such reasonable assurances.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

On August 28, 2008, a complaint, which was subsequently amended, was filed against Charter and Charter Communications, LLC (collectively “Charter”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al.  v. Charter Communications, LLC and Charter Communications, Inc.).  The plaintiffs seek to represent a class of current and former broadband, system, and other types of technicians who are or were employed by Charter in the states of Michigan, Minnesota, Missouri or California.  They allege that Charter violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked.   Charter continues to deny all liability, believes that it has substantial defenses, and intends, if the action resumes active litigation following Charter’s bankruptcy proceedings, to vigorously contest the claims asserted.  We have been subjected, in the normal course of business, to the assertion of other similar claims and could be subjected to additional such claims.  We cannot predict the outcome of any such claims.

On or about March 16, 2009, Gerald Paul Bodet, Jr. filed, but did not appropriately serve, a class action against Charter and Charter Holdco (Gerald Paul Bodet, Jr. v. Charter Communications, Inc. and Charter Communications Holding Company, LLC).  The plaintiff alleges that the defendants violated the Sherman Act and Louisiana Unfair Trade Practices Act by tying the provision of premium cable programming to the purchase or rental of a set top box from us.  We understand similar claims have been made against other multiple system cable operators.  At the appropriate time, Charter and Charter Holdco intend to deny any liability, are advised that they have substantial defenses, and intend to vigorously defend this case.

On March 27, 2009, JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement, filed an adversary proceeding (the “JPMorgan Adversary Proceeding”) in Bankruptcy Courtagainst Charter Operating and CCO Holdings seeking a declaration that there has been events of default under the Credit Agreement.  Such a judgment may prevent Charter Operating and CCO Holdings from reinstating the terms and provisions of the Credit Agreement through the bankruptcy proceeding.  On April 10, 2009, Charter Operating and CCO Holdings filed a motion to dismiss (the “Motion to Dismiss”) the JPMorgan Adversary Proceeding and argued that dismissal was proper because the JPMorgan Adversary Proceeding (i) is a core proceeding that is not independent of the Chapter 11 Cases; and (ii) fails to state a claim for default under the Credit Agreement.  On May 5, 2009, the Bankruptcy Court ruled that the JPMorgan Adversary Proceeding is a core proceeding, and that it will decide whether to dismiss the JPMorgan Adversary Proceeding for failure to state a claim at a later date.  If the JPMorgan Adversary Proceeding is not dismissed, it will be heard and decided by the Bankruptcy Court as a part of the hearing scheduled on July 20, 2009 to consider the confirmation of the Plan.  Charter denies the allegations made by JPMorgan and intends to vigorously contest this matter.

Charter is a party to lawsuits and claims that arise in the ordinary course of conducting its business.  The ultimate outcome of these other legal matters pending against us cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2008 includes “Risk Factors” under Item 1A of Part I.  Except for the updated risk factors described below, there have been no material changes from the risk factors described in our Form 10-K.  The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

Risks Relating to Bankruptcy

As mentioned above, we and our subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on March 27, 2009, in order to implement what we refer to herein as our Plan with certain of our bondholders.  A Chapter 11 filing involves many risks including, but not limited to the following.

We may not be able to obtain confirmation of the Plan.

To emerge successfully from Chapter 11 bankruptcy protection as a viable entity, we, like any debtor, must obtain approval of a plan of reorganization from our creditors, confirmation of the plan through the Bankruptcy Court and successfully implement this confirmed plan.  The foregoing process requires us to (a) meet certain statutory requirements with respect to the adequacy of disclosure with respect to the Plan, (b) solicit and obtain creditor acceptances of the Plan and (c) fulfill other statutory conditions with respect to plan confirmation.

With regard to any proposed plan of reorganization, we may not receive the requisite acceptances to confirm a plan. If the requisite acceptances of the Plan are received, we intend to seek confirmation of the Plan by the Bankruptcy Court.  If the requisite acceptances are not received, we may nevertheless seek confirmation of the Plan notwithstanding the dissent of certain classes of claims. The Bankruptcy Court may confirm the Plan pursuant to the “cramdown” provisions of the Bankruptcy Code, which allow the Bankruptcy Court to confirm a plan that has been rejected by an impaired class of claims if it determines that the plan satisfies section 1129(b) of the Bankruptcy Code.  In order to confirm a plan against a dissenting class, the Bankruptcy Court also must find that at least one impaired class has accepted the plan, with such acceptance being determined without including the acceptance of any “insider” in such class.

We will seek under the Plan to reinstate and render unimpaired certain classes of claims based on notes and credit facilities pursuant to section 1124 of the Bankruptcy Code.  The creditor banks and/or other interested parties are expected to challenge reinstatement and unimpairment.  In particular, the JPMorgan Adversary Proceeding was commenced seeking a declaratory judgment that certain defaults and events of default have occurred and are continuing under the Credit Agreement.  JPMorgan, the Administrative Agent under the Credit Agreement, contends that the alleged existence of such defaults and events of default prevent reinstatement of the claims arising under the Credit Agreement, and other parties have asserted that the alleged defaults and events of default would prevent the notes issued by Charter Operating and CCO Holdings and CCO Holding’s credit facility from being reinstated.  Such parties have made additional arguments against reinstatement including that the Plan results in a change of control as defined in the governing debt agreements.  Because the Plan is contingent on reinstatement and unimpairment, failure to reinstate the credit facilities, indentures and certain notes would require us to revise or abandon the Plan.  Moreover, if reinstatement and unimpairment does not occur and current capital market conditions persist, we may not be able to secure adequate new financing and the cost of any such new financing would likely be materially higher.

Even if the requisite acceptances of a proposed plan are received, the Bankruptcy Court may not confirm the plan as proposed.  A dissenting holder of a claim against us could challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code.  Finally, even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm a proposed plan if it found that any of the statutory requirements for confirmation had not been met.  Specifically, section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that (a) the debtor’s plan “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting classes, (b) confirmation of the debtor’s plan is not likely to be followed by a liquidation or a need for further financial reorganization and (c) the value of distributions to non-accepting holders of claims within a particular class under the debtor’s plan will not be less than the value of distributions such holders would receive if the debtor was liquidated under Chapter 7 of the Bankruptcy Code.  The Bankruptcy Court may determine that a proposed plan does not satisfy one or more of these requirements, in which case the proposed plan would not be confirmed by the Bankruptcy Court.

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if any, distributions holders of claims against or holders of our common stock or other equity interests ultimately would receive with respect to their claims or equity interests. There also can be no assurance that we will be able to successfully develop, prosecute, confirm, and consummate an alternative plan of reorganization with respect to the Chapter 11 Cases that is acceptable to the Bankruptcy Court and our creditors, equity holders and other parties in interest. Additionally, it is possible that third parties may seek and obtain approval to terminate or shorten the exclusivity period during which only we may propose and confirm a plan of reorganization. Finally, our emergence from bankruptcy is not assured. While we expect to emerge from bankruptcy in the future, there can be no assurance that we will successfully reorganize or when this reorganization will occur.

The Restructuring Agreements and the separate restructuring agreement among Charter, Mr. Allen and CII may terminate.

Pursuant to the Restructuring Agreements and the separate restructuring agreement among Charter, Mr. Allen and CII, the various bondholders and Mr. Allen have agreed to support the Plan; subject, however to certain termination events not having occurred, including, without limitation:

•
Charter’s board of directors shall have been advised in writing by its outside counsel that continued pursuit of the Plan is inconsistent with its fiduciary duties because, and the board of directors determines in good faith that, (A) a proposal or offer from a third party is reasonably likely to be more favorable to us than is proposed under the Plan, taking into account, among other factors, the identity of the third party, the likelihood that any such proposal or offer will be negotiated to finality within a reasonable time, and the potential loss to us if the proposal or offer were not accepted and consummated, or (B) the Plan is no longer confirmable or feasible;

•
the Plan or any subsequent plan filed by us with the Bankruptcy Court (or a plan supported or endorsed by us) is not reasonably consistent in all material respects with the terms of the Restructuring Agreements;

•
a confirmation order reasonably acceptable to us, the Requisite Holders and Mr. Allen is not entered by the bankruptcy court on or before August 4, 2009, the 130th day following the date of our bankruptcy petition, March 27, 2009 (the “Petition Date”);

•
the effective date of the Plan (the “Effective Date”) shall not have occurred on or before August 24, 2009, the 150th day following the Petition Date, or before December 15, 2009 in the case that certain consents, approvals or waivers required to be obtained from governmental authorities have not been obtained on or before the 150th day following the Petition Date, and all other conditions precedent to the Effective Date shall have been satisfied before the 150th day following the Petition Date or waived by the Requisite Holders (other than those conditions that by their nature are to be satisfied on the Effective Date);

•	any of our Chapter 11 Cases is converted to cases under Chapter 7 of the Bankruptcy Code if as a result of such conversion the Plan is not confirmable;
•
the Bankruptcy Court enters an order in any of our Chapter 11 Cases appointing (i) a trustee under Chapter 7 or Chapter 11 of the Bankruptcy Code, (ii) a responsible officer or (iii) an examiner, in each case with enlarged powers relating to the operation of the business under the Bankruptcy Code;

•	any of our Chapter 11 Cases is dismissed if as a result of such dismissal the Plan is not confirmable;
•	the order confirming the Plan is reversed on appeal or vacated;
•	any party breaches any material provision of the Restructuring Agreements or the Plan and any such breach has not been duly waived or cured after a period of five days;
•	Charter withdraws the Plan or publicly announces its intention not to support the Plan; and
•	any Restructuring Agreement or the separate restructuring agreement among Charter, Mr. Allen and CII has terminated or been breached in any material respect, subject to notice and cure provisions.

To the extent the terms or conditions of the Restructuring Agreements and the separate restructuring agreement among Charter, Mr. Allen and CII are not satisfied, or to the extent events of termination arise under the agreements, the Restructuring Agreements and the separate restructuring agreement among Charter, Mr. Allen and CII may terminate prior to the confirmation or consummation of the Plan, which could result in the loss of support for the Plan by important creditor constituents.  Any such loss of support could adversely affect our ability to confirm and consummate the Plan.

Our operations will be subject to the risks and uncertainties of bankruptcy.

For the duration of the bankruptcy, our operations will be subject to the risks and uncertainties associated with bankruptcy which include, among other things:

•
The actions and decisions of our creditors and other third parties with interests in our bankruptcy, including official and unofficial committees of creditors, which may be inconsistent with our plans;

•
objections to or limitations on our ability to obtain Bankruptcy Court approval with respect to motions in the bankruptcy that we may seek from time to time or potentially adverse decisions by the Bankruptcy Court with respect to such motions;

•	objections to or limitations on our ability to avoid or reject contracts or leases that are burdensome or uneconomical;

•	our ability to obtain customers and obtain and maintain normal terms with regulators, franchise authorities, vendors and service providers;
•	our ability to maintain contracts and leases that are critical to our operations; and
•	our ability to retain key employees.

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

The bankruptcy may adversely affect our operations going forward. Our seeking bankruptcy protection may adversely affect our ability to negotiate favorable terms from suppliers, landlords, contract or trading counterparties and others and to attract and retain customers and counterparties. The failure to obtain such favorable terms and to attract and retain customers and employees, as well as other contract or trading counterparties could adversely affect our financial performance.  In addition, we expect to incur substantial professional and other fees related to our restructuring.

Transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our federal income tax net operating loss carryforwards in the future.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $8.8 billion as of March 31, 2009. Our ability to deduct net operating loss carryforwards will be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our bankruptcy and would be reduced by the amount of any cancellation of debt income resulting from the Proposed Restructuring that is allocable to Charter.  See “—For tax purposes, it is anticipated that we will experience a deemed ownership change upon emergence from Chapter 11 bankruptcy, resulting in a material limitation on our future ability to use a substantial amount of our existing net operating loss carryforwards.”

Our successful reorganization will depend on our ability to motivate key employees.

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

The market price for our common stock has been volatile and it is expected that our common stock will be cancelled for no value under the Plan.  Prices for our debt securities are also volatile and prices for such securities have generally been substantially below par.  We can make no assurance that the price of our securities will not fluctuate or decrease substantially in the future.  See “—Our shares of Class A common stock were delisted from trading on the NASDAQ Global Select Market following our Chapter 11 bankruptcy filing” for discussion of the NASDAQ delisting of Charter’s securities.

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

While we expect the terms of our emergence from bankruptcy will reflect our filed Plan, there is no assurance that we will be able to consummate the Plan, which is subject to numerous closing conditions.  For example, because the Proposed Restructuring is contingent on reinstatement of the credit facilities and certain notes of Charter Operating and CCO Holdings, failure to reinstate such debt would require us to revise the Proposed Restructuring.  Moreover, if reinstatement does not occur and current capital market conditions persist, we may not be able to secure adequate new financing and the cost of new financing would likely be materially higher.  In addition, as set forth above, a Chapter 11 proceeding is subject to numerous factors which could interfere with our ability to effectuate the Plan.

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

Our principal competitors for video services throughout our territory are DBS providers.  The two largest DBS providers are DirecTV and Echostar.  Competition from DBS, including intensive marketing efforts with aggressive pricing, exclusive programming and increased high definition broadcasting has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years.  DBS companies have also recently announced plans and technical actions to expand their activities in the multi-dwelling unit (“MDU”) market.  The cable industry, including us, has lost a significant number of video customers to DBS competition, and we face serious challenges in this area in the future.

Telephone companies, including AT&T and Verizon, and utility companies can offer video and other services in competition with us, and we expect they will increasingly do so in the future.  Upgraded portions of these networks carry two-way video and data services and digital voice services that are similar to ours.  In the case of Verizon, high-speed data services operate at speeds as high as or higher than ours.  These services are offered at prices similar to those for comparable Charter services.  Based on our internal estimates, we believe that AT&T and Verizon are offering these services in areas serving approximately 17% to 20% of our estimated homes passed as of March 31, 2009.  AT&T and Verizon have also launched campaigns to capture more of the MDU market.  Additional upgrades and product launches are expected in markets in which we operate. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL.  DSL service is competitive with high-speed Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer.  In addition, in many of our markets, these companies have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates.  These service bundles substantially resemble our bundles.  Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies and other carriers.

The existence of more than one cable system operating in the same territory is referred to as an overbuild.  Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition.  Based on internal estimates and excluding telephone companies, as of March 31, 2009, we are aware of traditional overbuild situations impacting approximately 8% to 10% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 1% of our estimated homes passed.  Additional overbuild situations may occur in other systems.

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

As of March 31, 2009, we have approximately $8.8 billion of federal tax net operating losses, resulting in a gross deferred tax asset of approximately $3.1 billion, expiring in the years 2009 through 2028.  In addition, we also have state tax net operating losses, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $327 million, generally expiring in years 2009 through 2028.  Due to uncertainties in projected future taxable income and our bankruptcy filing, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for deferred benefits available to offset certain deferred tax liabilities. Currently, such tax net operating losses can accumulate and be used to offset most of our future taxable income. However, an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant annual limitations on the use of such net operating losses to offset future taxable income we may generate.  Most notably, our bankruptcy filing will generate an ownership change upon emergence from Chapter 11 for purposes of Section 382 and our net operating loss carryforwards will be reduced by the amount of any cancellation of debt income resulting from the Proposed Restructuring that is allocable to Charter.  A limitation on our ability to use our net operating losses, in conjunction with the net operating loss expiration provisions, could reduce our ability to use a significant portion of our net operating losses to offset any future taxable income.  See Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Our shares of Class A common stock were delisted from trading on the NASDAQ Global Select Market following our Chapter 11 bankruptcy filing.

NASDAQ rules provide that securities of a company that trades on NASDAQ may be delisted in the event that such company seeks bankruptcy protection.  On April 7, 2009, the NASDAQ suspended and delisted trading of Charter’s common stock on the NASDAQ Stock Market. The Company does not intend to appeal NASDAQ's delisting decision.  Charter’s common stock is currently quoted on the OTC Bulletin Board or in the "Pink Sheets."

Item 6.	Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CHARTER COMMUNICATIONS, INC.,
                  Registrant

Dated: May 7, 2009	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and
Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number		Description of Document

10.1	+*	Charter Communications, Inc. Value Creation Plan adopted on March 12, 2009.
10.2	+*	Summary of Charter Communications, Inc. 2009 Executive Bonus Plan.
12.1	*	Computation of Ratio of Earnings to Fixed Charges.
31.1	*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2	*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

+ Management compensatory plan or arrangement
* Document attached

E-1