Form 10-Q
period 2009-06-30
CHARTER COMMUNICATIONS INC /MO/
filed 2009-08-06
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Number of shares of Class A common stock outstanding as of June 30, 2009: 383,330,279
Number of shares of Class B common stock outstanding as of June 30, 2009: 50,000

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended June 30, 2009

This quarterly report on Form 10-Q is for the six months ended June 30, 2009.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this quarterly report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report.  In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

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
•
the ability of the Company to satisfy closing conditions under the agreements-in-principle with certain of our bondholders and amended pre-arranged Joint Plan of Reorganization (“the Plan”) and related documents and to have the Plan confirmed by the Bankruptcy Court;

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$992	$960
Accounts receivable, less allowance for doubtful accounts of $22 and $18, respectively	215	222
Prepaid expenses and other current assets	80	36
Total current assets	1,287	1,218

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	4,871	4,987
Franchises, net	7,377	7,384
Total investment in cable properties, net	12,248	12,371

OTHER NONCURRENT ASSETS	205	293

Total assets	$13,740	$13,882

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,388	$1,310
Current portion of long-term debt	11,757	155
Total current liabilities	13,145	1,465

LONG-TERM DEBT	--	21,511
NOTE PAYABLE – RELATED PARTY	--	75
DEFERRED MANAGEMENT FEES – RELATED PARTY	--	14
OTHER LONG-TERM LIABILITIES	738	1,082

LIABILITIES SUBJECT TO COMPROMISE (INCLUDING AMOUNTS DUE TO
RELATED PARTY OF $102 AND $0, RESPECTIVELY)	10,587	--

TEMPORARY EQUITY	259	241

SHAREHOLDERS’ DEFICIT:
Class A Common stock; $.001 par value; 10.5 billion shares authorized;
383,330,279 and 411,737,894 shares issued and outstanding, respectively	--	--
Class B Common stock; $.001 par value; 4.5 billion
shares authorized; 50,000 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	5,398	5,394
Accumulated deficit	(15,914)	(15,597)
Accumulated other comprehensive loss	(297)	(303)
Total Charter shareholders’ deficit	(10,813)	(10,506)

Noncontrolling interest	(176)	--
Total shareholders’ deficit	(10,989)	(10,506)

Total liabilities and shareholders’ deficit	$13,740	$13,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUES	$1,690	$1,623	$3,352	$3,187

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	715	698	1,428	1,380
Selling, general and administrative	343	342	687	687
Depreciation and amortization	329	328	650	649
Other operating (income) expenses, net	2	25	(48)	36

	1,389	1,393	2,717	2,752

Income from operations	301	230	635	435

OTHER INCOME (EXPENSES):
Interest expense, net (excluding unrecorded interest expense of $206 and $215 for the three and six months ended June 30, 2009, respectively)	(216)	(475)	(679)	(941)
Change in value of derivatives	--	26	(4)	(11)
Reorganization items, net	(184)	--	(325)	--
Other income, net	--	6	1	5

	(400)	(443)	(1,007)	(947)

Loss before income taxes	(99)	(213)	(372)	(512)

INCOME TAX EXPENSE	(60)	(59)	(121)	(117)

Consolidated net loss	(159)	(272)	(493)	(629)

Less: Net (income) loss – noncontrolling interest	47	(2)	176	(4)

Net Loss – Charter shareholders	$(112)	$(274)	$(317)	$(633)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Net Loss – Charter shareholders	$(0.30)	$(0.74)	$(0.84)	$(1.71)

Weighted average common shares outstanding, basic and diluted	378,982,037	371,652,070	378,541,155	370,868,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss – Charter shareholders	$(317)	$(633)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	650	649
Noncash interest expense	26	29
Change in value of derivatives	4	11
Noncash reorganization items, net	131	--
Deferred income taxes	116	114
Noncontrolling interest	(176)	4
Other, net	19	15
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	7	(24)
Prepaid expenses and other assets	(44)	--
Accounts payable, accrued expenses and other	209	3

Net cash flows from operating activities	625	168

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(540)	(650)
Change in accrued expenses related to capital expenditures	(19)	(41)
Other, net	--	(11)

Net cash flows from investing activities	(559)	(702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	1,765
Repayments of long-term debt	(34)	(1,195)
Payments for debt issuance costs	--	(39)
Other, net	--	(9)

Net cash flows from financing activities	(34)	522

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32	(12)
CASH AND CASH EQUIVALENTS, beginning of period	960	75

CASH AND CASH EQUIVALENTS, end of period	$992	$63

CASH PAID FOR INTEREST	$531	$912

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.	Organization, Basis of Presentation and Bankruptcy Proceedings

Organization

Charter Communications, Inc. ("Charter") is a holding company whose principal assets at June 30, 2009 are the 53% controlling common equity interest in Charter Communications Holding Company, LLC ("Charter Holdco") and "mirror" notes which are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes.  Charter Holdco is the sole owner of CCHC, LLC ("CCHC"), which is the sole owner of Charter Communications Holdings, LLC ("Charter Holdings").  The consolidated financial statements include the accounts of Charter, Charter Holdco, CCHC, Charter Holdings and all of their subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is a broadband communications company operating in the United States.  The Company offers to residential and commercial customers traditional cable video programming (basic and digital video), high-speed Internet services, and telephone services, as well as advanced broadband services such as high definition television, Charter OnDemand™, and digital video recorder ("DVR") service.  The Company sells its cable video programming, high-speed Internet, telephone, and advanced broadband services primarily on a subscription basis.  The Company also sells local advertising on cable networks.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures typically included in Charter’s Annual Report on Form 10-K have been condensed or omitted for this quarterly report.  The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities.  However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements have also been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business.  Continuation of the Company as a going concern is contingent upon, among other things, the Company’s ability (i) to obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (ii) to generate sufficient cash flow from operations; and (iii) to obtain financing sources to meet the Company’s future obligations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements reflect adjustments to record amounts in accordance with SOP 90-7.  However, they do not reflect all adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, a plan of reorganization could materially change amounts reported in the condensed consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.  If a plan of reorganization is approved by the Bankruptcy Court, upon emergence from bankruptcy, the Company will apply fresh start accounting in accordance with SOP 90-7 which requires assets and liabilities to be reflected at fair value.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

amortization costs; impairments of property, plant and equipment, franchises and goodwill; income taxes; and contingencies.  Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform with the 2009 presentation, including the reflection of non-vested restricted stock as temporary equity.

All subsequent events have been evaluated for disclosure in the financial statements through August 6, 2009, the date of filing.

Bankruptcy Proceedings

On March 27, 2009, the Company and certain affiliates (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases are being jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435 (the “Chapter 11 Cases”).  The Debtors have continued to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The filing was made to allow the Company to implement a restructuring pursuant to a pre-arranged joint plan of reorganization (as amended, the “Plan”) aimed at improving the Company’s capital structure (the “Proposed Restructuring”).  The Plan essentially provides for a balance sheet restructuring that will leave intact the Company’s operations.

Under Chapter 11, the Company is operating its business as a debtor-in-possession (“DIP”) under bankruptcy court protection from creditors and claimants.  The Company has obtained orders from the Bankruptcy Court, which provide, among other things, flexibility in cash management, the ability to use cash collateral, and in the normal course, the ability to pay certain trade creditor balances that are pre-petition claims.  During these Chapter 11 Cases, all transactions outside the ordinary course of business will require the prior approval of the Bankruptcy Court.  As a consequence of the Chapter 11 filing, pending litigation against the Company arising before March 27, 2009 is subject to the automatic stay under the Bankruptcy Code, and consequently no party may take any action to collect pre-petition claims except pursuant to order of the Bankruptcy Court.

On May 5, 2009, the Bankruptcy Court approved the disclosure statement filed in connection with the Plan and authorized Charter to solicit votes on the Plan.  The period of time for voting on the Plan has expired.  Charter has filed with the Bankruptcy Court the results of the voting on the Plan.  Charter’s confirmation hearing, at which the Bankruptcy Court is considering approval of the Plan, began on July 20, 2009 and is ongoing.

The Plan is expected to be funded with cash from operations, an exchange of debt of CCH II, LLC (“CCH II”) for other debt at CCH II (the “Notes Exchange”), and estimated proceeds of approximately $1.6 billion of an equity rights offering (the “Rights Offering”).  In addition to separate restructuring agreements entered into with certain holders of certain of the Company’s subsidiaries’ notes (the “Noteholders”) pursuant to which Charter expects to implement the Plan (as amended July 31, 2009, the “Restructuring Agreements”), the Noteholders have entered into commitment letters with Charter (the “Commitment Letters”) pursuant to which they have agreed to exchange and/or purchase, as applicable, certain securities of Charter.  The holders of the CCH II notes have made their elections in the Notes Exchange.  As a result of the Notes Exchange, CCH II will exchange approximately $1.5 billion of old CCH II notes for new CCH II notes on the effective date of the Plan should the Bankruptcy Court approve the Plan and the Plan becomes effective.  The Rights Offering has also been concluded resulting in holders of CCH I, LLC (“CCH I”) notes electing to purchase approximately $1.6 billion of Charter’s new Class A Common Stock and certain of the Noteholders electing to exercise an overallotment option to purchase an additional approximately $40 million of Charter’s new Class A Common Stock.  The Rights Offering will close on the effective date of the Plan should the Bankruptcy Court approve the Plan and the Plan becomes effective.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Restructuring Agreements contemplate that upon the effective date of the Plan (i) the notes and credit facilities of Charter’s subsidiaries, Charter Communications Operating, LLC (“Charter Operating”) and CCO Holdings, LLC (“CCO Holdings”) will remain outstanding, (ii) holders of notes issued by CCH II will receive new CCH II notes and/or cash, (iii) holders of notes issued by CCH I will receive shares of Charter’s new Class A Common Stock, (iv) holders of notes issued by CCH I Holdings, LLC (“CIH”) will receive warrants to purchase shares of Charter’s new Class A Common Stock, (v) holders of notes of Charter Holdings will receive warrants to purchase shares of Charter’s new Class A Common Stock, (vi) holders of convertible notes issued by Charter will receive cash and preferred stock issued by Charter,  (vii) holders of existing common stock will not receive any amounts on account of their common stock, which will be cancelled, and (viii) trade creditors will be paid in full.  In addition, as part of the Proposed Restructuring, it is expected that consideration will be paid by holders of CCH I notes to other entities participating in the financial restructuring.

Pursuant to a separate restructuring agreement among Charter, Mr. Paul G. Allen, Charter’s chairman and primary shareholder, and an entity controlled by Mr. Allen (as amended July 31, 2009, the “Allen Agreement”), in settlement and compromise of their legal, contractual and equitable rights, claims and remedies against Charter and its subsidiaries, and in addition to any amounts received by virtue of their holding any claims of the type set forth above, upon the effective date of the Plan, Mr. Allen or his affiliates will be issued a number of shares of the new Class B Common Stock of Charter equal to 2% of the equity value of Charter, after giving effect to the Rights Offering, but prior to issuance of warrants and equity-based awards provided for by the Plan and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.  Each share of new Class B Common Stock will be convertible, at the option of the holder, into one share of new Class A Common Stock, and will be subject to significant restrictions on transfer.  Certain holders of new Class A Common Stock and new Class B Common Stock will receive certain customary registration rights with respect to their shares.  Upon the effective date of the Plan, Mr. Allen or his affiliates will also receive (i) warrants to purchase shares of new Class A Common Stock of Charter in an aggregate amount equal to 4% of the equity value of reorganized Charter, after giving effect to the Rights Offering, but prior to the issuance of warrants and equity-based awards provided for by the Plan, (ii) $85 million principal amount of new CCH II notes, (iii) $25 million in cash for amounts owing to Charter Investment, Inc. (“CII”) under a management agreement, (iv) up to $20 million in cash for reimbursement of fees and expenses in connection with the Proposed Restructuring, and (v) an additional $150 million in cash.  The warrants described above shall have an exercise price per share based on a total equity value equal to the sum of the equity value of reorganized Charter, plus the gross proceeds of the Rights Offering, and shall expire seven years after the date of issuance. In addition, on the effective date of the Plan, CII will retain a 1% equity interest in reorganized Charter Holdco and a right to exchange such interest into new Class A Common Stock of Charter. Further, Mr. Allen will transfer his preferred equity interest in CC VIII, LLC (“CC VIII”) to Charter.  The Proposed Restructuring would result in the reduction of the Company’s debt by approximately $8 billion.

The Restructuring Agreements, Allen Agreement and Commitment Letters are subject to certain termination events.  There is no assurance that the treatment of creditors outlined above will not change significantly.   For example, because the Proposed Restructuring is contingent on reinstatement of the credit facilities and certain notes of Charter Operating and CCO Holdings, failure to reinstate such debt would require the Company to revise the Proposed Restructuring.  Moreover, if reinstatement does not occur and current capital market conditions persist, the Company may not be able to secure adequate new financing and the cost of new financing would likely be materially higher.

Interest Payments

Two of the Company’s subsidiaries, CIH and Charter Holdings, did not make scheduled payments of interest due on January 15, 2009 (the “January Interest Payment”) on certain of their outstanding senior notes (the “Overdue Payment Notes”).  Each of the respective governing indentures (the “Indentures”) for the Overdue Payment Notes permits a 30-day grace period for such interest payments through (and including) February 15, 2009.  On February 11, 2009, in connection with the Commitment Letters and Restructuring Agreements, Charter and certain of its subsidiaries also entered into an Escrow Agreement with members of the ad-hoc committee of holders of the Overdue Payment Notes

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

(“Ad-Hoc Holders”) and Wells Fargo Bank, National Association, as Escrow Agent (the “Escrow Agreement”).  On February 13, 2009, Charter paid the full amount of the January Interest Payment to the Paying Agent for the Ad-Hoc Holders on their Overdue Payment Notes, which constitutes payment under the Indentures.  As required under the Indentures, Charter set a special record date for payment of such interest payments of February 28, 2009.  Under the Escrow Agreement, the Ad-Hoc Holders agreed to deposit into an escrow account the amounts they received in respect of the January Interest Payment of approximately $47 million (the "Escrow Amount") and the Escrow Agent will hold such amounts subject to the terms of the Escrow Agreement.  Under the Escrow Agreement, if the transactions contemplated by the Restructuring Agreements are consummated on or before December 15, 2009 or such transactions are not consummated on or before December 15, 2009 due to material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then the Ad-Hoc Holders will be entitled to receive their pro-rata share of the Escrow Amount.  If the transactions contemplated by the Restructuring Agreements are not consummated on or prior to December 15, 2009 for any reason other than material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then Charter, Charter Holdings, CIH or their designee shall be entitled to receive the Escrow Amount.  No amount has been recorded on the Company’s consolidated balance sheet for the Escrow Amount.

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

Upon filing bankruptcy, Charter Operating no longer has access to its revolving credit facility and relies on cash on hand and cash flows from operating activities to fund its projected cash needs.  The Company’s projected cash needs and projected sources of liquidity depend upon, among other things, its actual results, the timing and amount of its expenditures, and the outcome of various matters in its Chapter 11 Cases and financial restructuring.  The outcome of the Plan is subject to substantial risks.  See Note 14 for more information on the JPMorgan Adversary Proceeding.

Plan Objections

In addition to the JPMorgan Adversary Proceeding, certain parties-in-interest have filed objections to the confirmation of the Plan.  Objections have been filed by certain holders of Charter Operating and CCO Holdings debt resisting reinstatement of the terms and provisions of their debt instruments.  The holders of Charter’s convertible notes and other parties have also filed objections to the Plan.

2.           Liabilities Subject to Compromise and Reorganization Items, Net

Liabilities Subject to Compromise

Under the Bankruptcy Code, certain claims against the Company in existence prior to the filling of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a DIP.  These estimated claims are reflected in condensed consolidated balance sheets as liabilities subject to compromise at the expected allowed claim amount as of June 30, 2009 and are summarized in the table below.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection or

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

acceptance of executory contracts, determination as to the value of any collateral securing claims, proofs of claim or other events.

As of June 30, 2009, the amounts subject to compromise consisted of the following items.

Accrued Expenses
Accrued interest	$552
Other	80
Total Accrued Expenses Subject To Compromise	632

Related Party Payables
Note Payable	77
Deferred Management Fees	25
Total Related Party Payables Subject To Compromise	102

Debt
Charter Communications, Inc.:
5.875% convertible senior notes due November 16, 2009	3
6.50% convertible senior notes due October 1, 2027	479
Charter Communications Holdings, LLC:
10.000% senior notes due April 1, 2009	53
10.750% senior notes due October 1, 2009	4
9.625% senior notes due November 15, 2009	25
10.250% senior notes due January 15, 2010	1
11.750% senior discount notes due January 15, 2010	1
11.125% senior notes due January 15, 2011	47
13.500% senior discount notes due January 15, 2011	60
9.920% senior discount notes due April 1, 2011	51
10.000% senior notes due May 15, 2011	69
11.750% senior discount notes due May 15, 2011	54
12.125% senior discount notes due January 15, 2012	75
CCH I Holdings, LLC:
11.125% senior notes due January 15, 2014	151
13.500% senior discount notes due January 15, 2014	581
9.920% senior discount notes due April 1, 2014	471
10.000% senior notes due May 15, 2014	299
11.750% senior discount notes due May 15, 2014	815
12.125% senior discount notes due January 15, 2015	217
CCH I, LLC:
11.000% senior notes due October 1, 2015	3,958
CCH II, LLC:
10.250% senior notes due September 15, 2010	1,857
10.250% senior notes due October 1, 2013	582
Total Debt Subject to Compromise	9,853

Total Liabilities Subject To Compromise	$10,587

While operating during the Chapter 11 proceedings, the Company ceased recording interest on its debt subject to compromise as of March 27, 2009, except on CCH II debt.  The Company will continue to accrue interest on CCH II’s debt as it intends to pay the interest under the Proposed Restructuring.  This amount is recorded in accrued interest subject

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

to compromise.  The amount of contractual interest expense not recorded for the three and six months ended June 30, 2009 was approximately $206 million and $215 million, respectively.

Reorganization Items, Net

Reorganization items, net is presented separately in the condensed consolidated statements of operations and represents items of income, expense, gain or loss that are realized or incurred by the Company because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Reorganization items, net consisted of the following items:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Penalty interest, net	$117	$121
Loss on debt at allowed claim amount	--	97
Professional fees	64	87
Paul Allen management fee settlement – related party	--	11
Other	3	9

Total Reorganization Items, Net	$184	$325

Reorganization items, net consist of adjustments to record liabilities at the allowed claim amounts, including the write off of deferred financing fees, and other expenses directly related to the Company’s bankruptcy proceedings.  Penalty interest primarily represents the 2% per annum penalty interest on the CCH II, CCO Holdings and Charter Operating debt and credit facilities.

3.           Franchises, Goodwill and Other Intangible Assets

Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by GAAP.  Franchises that qualify for indefinite-life treatment are tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances.  Franchises are aggregated into essentially inseparable units of accounting to conduct the valuations.  The units of accounting generally represent clustering of the Company’s cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

As of June 30, 2009 and December 31, 2008, indefinite-lived and finite-lived intangible assets are presented in the following table:

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$7,371	$--	$7,371	$7,377	$--	$7,377
Goodwill	68	--	68	68	--	68

	$7,439	$--	$7,439	$7,445	$--	$7,445
Finite-lived intangible assets:
Franchises with finite lives	$16	$10	$6	$16	$9	$7
Other intangible assets	78	44	34	71	41	30

	$94	$54	$40	$87	$50	$37

During the six months ended June 30, 2009, the net carrying amount of indefinite-lived franchises was reduced by $6 million related to cable asset sales completed in 2009.  If a plan of reorganization is approved by the Bankruptcy Court, upon emergence from bankruptcy, the Company will apply fresh start accounting in accordance with SOP 90-7 and as such will adjust its franchise, goodwill, and other intangible assets, including any previously unrecorded assets, to reflect fair value and these adjustments may be material.

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment including costs associated with franchise renewals.  Franchise amortization expense for each of the three months ended June 30, 2009 and 2008 was approximately $0.4 million and for each of the six months ended June 30, 2009 and 2008 was approximately $1 million.  Other intangible assets amortization expense for each of the three months ended June 30, 2009 and 2008 was approximately $1 million and for the six months ended June 30, 2009 and 2008 was approximately $3 million and $2 million, respectively.  The Company expects that amortization expense on franchise assets and other intangible assets will be approximately $7 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, the application of fresh start accounting and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses not subject to compromise consist of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Accounts payable – trade	$102	$99
Accrued capital expenditures	37	56
Accrued expenses:
Terminated interest rate swap liability	497	--
Interest	102	408
Programming costs	283	305
Compensation	107	124
Franchise-related fees	53	60
Other	207	258

	$1,388	$1,310

5.           Debt Not Subject to Compromise

Debt not subject to compromise consists of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Charter Communications, Inc.:
5.875% convertible senior notes due November 16, 2009	$--	$--	$3	$3
6.50% convertible senior notes due October 1, 2027	--	--	479	373
Charter Communications Holdings, LLC:
10.000% senior notes due April 1, 2009	--	--	53	53
10.750% senior notes due October 1, 2009	--	--	4	4
9.625% senior notes due November 15, 2009	--	--	25	25
10.250% senior notes due January 15, 2010	--	--	1	1
11.750% senior discount notes due January 15, 2010	--	--	1	1
11.125% senior notes due January 15, 2011	--	--	47	47
13.500% senior discount notes due January 15, 2011	--	--	60	60
9.920% senior discount notes due April 1, 2011	--	--	51	51
10.000% senior notes due May 15, 2011	--	--	69	69
11.750% senior discount notes due May 15, 2011	--	--	54	54
12.125% senior discount notes due January 15, 2012	--	--	75	75
CCH I Holdings, LLC:
11.125% senior notes due January 15, 2014	--	--	151	151
13.500% senior discount notes due January 15, 2014	--	--	581	581
9.920% senior discount notes due April 1, 2014	--	--	471	471
10.000% senior notes due May 15, 2014	--	--	299	299
11.750% senior discount notes due May 15, 2014	--	--	815	815
12.125% senior discount notes due January 15, 2015	--	--	217	217

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

	June 30, 2009		December 31, 2008
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCH I, LLC:
11.000% senior notes due October 1, 2015	--	--	3,987	4,072
CCH II, LLC:
10.250% senior notes due September 15, 2010	--	--	1,860	1,857
10.250% senior notes due October 1, 2013	--	--	614	598
CCO Holdings, LLC:
8 ¾% senior notes due November 15, 2013	800	797	800	796
Credit facility	350	350	350	350
Charter Communications Operating, LLC:
8.000% senior second-lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second-lien notes due April 30, 2014	770	770	770	770
10.875% senior second-lien notes due September 15, 2014	546	528	546	527
Credit facilities	8,212	8,212	8,246	8,246
Total Debt Not Subject to Compromise	$11,778	$11,757	$21,729	$21,666

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  See Note 2 for debt subject to compromise.

Filing for bankruptcy is an event of default under the Company’s credit facilities and the indentures governing its debt. Therefore, in accordance with GAAP, debt not subject to compromise has been classified as current as of June 30, 2009.  The Company does not intend to repay the current portion of long-term debt with current assets but intends to reinstate this debt through the Proposed Restructuring.  Accordingly, should the Company's Proposed Restructuring be successful, upon the effective date of such Proposed Restructuring, $11.8 billion of the debt classified as current will be reclassified as long-term.  See Note 1.

Although CCH II’s debt is classified as subject to compromise as of June 30, 2009, under the Proposed Restructuring, existing holders of senior notes of CCH II and CCH II Capital Corp. (“CCH II Notes”) were entitled to elect to exchange their CCH II Notes for new 13.5% Senior Notes of CCH II and CCH II Capital Corp. (the “New CCH II Notes”).  CCH II Notes that are not exchanged will be paid in cash in an amount equal to the outstanding principal amount of such CCH II Notes plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or prepayment penalties and for the avoidance of doubt, any unmatured interest.

Upon filing bankruptcy, Charter Operating and CCO Holdings are not able to elect the Eurodollar rate on credit facilities but must pay interest at the prime rate plus the 1% per annum applicable margin plus 2% per annum penalty interest. The incremental amounts are recorded within reorganization items, net in the condensed consolidated statements of operations.

6.           Temporary Equity

Temporary equity includes Mr. Allen’s 5.6% membership interests in CC VIII, an indirect subsidiary of Charter Holdco of $210 million and $203 million as of June 30, 2009 and December 31, 2008, respectively, and $49 million and $38 million, respectively, of nonvested shares of restricted stock and performance shares issued to employees.  Mr. Allen’s CC VIII interest is classified as temporary equity as a result of Mr. Allen’s ability to put his interest to the Company upon a change in control.  Noncontrolling interest in the accompanying condensed consolidated statements of operations includes approximately $3 million and $2 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $7 million and $4 million for the six months ended June 30, 2009 and 2008, respectively, which represents the 2% accretion of the preferred membership interests plus approximately 5.6% of CC VIII’s income.

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

On January 1, 2009, Charter adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, which requires losses to be allocated to noncontrolling interest even when such amounts are deficits. As such, losses are now allocated between Charter and the noncontrolling interest.  Net loss and loss per common share would have been $162 million and $0.43 and $500 million and $1.32, respectively, for the three and six months ended June 30, 2009 if SFAS No. 160 had not been adopted.

Changes to controlling and noncontrolling interest consist of the following for the periods presented:

	Controlling	Noncontrolling
	Interest	Interest	Total

Balance, December 31, 2008	$(10,506)	$--	$(10,506)
Net loss	(317)	(176)	(493)
Loss included in temporary equity (see Note 6)	--	(7)	(7)
Changes in the fair value of interest rate agreements	(5)	(4)	(9)
Stock compensation expense	4	--	4
Amortization of accumulated other comprehensive loss related to interest rate agreements	11	11	22

Balance, June 30, 2009	$(10,813)	$(176)	$(10,989)

8.	Comprehensive Loss

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria as outlined in GAAP, in accumulated other comprehensive loss after giving effect to the noncontrolling interest share of gains and losses.  Comprehensive loss – Charter shareholders was $101 million and $152 million for the three months ended June 30, 2009 and 2008, respectively, and $311 million and $615 million for the six months ended June 30, 2009 and 2008, respectively.

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

Upon filing for Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements terminated the underlying contracts and, upon emergence from bankruptcy, will receive payment for the market value of the interest rate swap agreements as measured on the date the counterparties terminated.  At June 30, 2009, the terminated interest rate swap liabilities of $497 million are reflected at settlement amounts and were recorded in current liabilities in the condensed consolidated balance sheets.  The terminated interest rate swap liabilities were classified as not subject to compromise in

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

the condensed consolidated balance sheets at June 30, 2009 as they are fully secured by the Company’s assets.  The amount remaining in accumulated other comprehensive loss related to these interest rate swap agreements will be amortized over the original life of the interest rate agreements until emergence from Chapter 11 bankruptcy.

The Company’s hedging policy does not permit it to hold or issue derivative instruments for speculative trading purposes.  The Company did, however, have certain interest rate derivative instruments that were designated as cash flow hedging instruments.  Such instruments effectively converted variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, GAAP allows derivative gains and losses to offset related results on hedged items in the consolidated statements of operations.  The Company formally documented, designated and assessed the effectiveness of transactions that received hedge accounting.

Changes in the fair value of interest rate agreements that were designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that met the effectiveness criteria specified by GAAP were reported in accumulated other comprehensive loss.  The amounts were subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses).

Certain interest rate derivative instruments were not designated as hedges as they did not meet the effectiveness criteria specified by GAAP.  However, management believes such instruments were closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges were marked to fair value, with the impact recorded as a change in value of derivatives in the Company’s consolidated statements of operations.

As of December 31, 2008, the Company had outstanding $4.3 billion in notional amounts of interest rate swap agreements outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

Certain provisions of the Company’s 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes.  In accordance with GAAP, these derivatives are marked to market with gains or losses recorded in change in value of derivatives on the Company’s consolidated statements of operations.  At June 30, 2009 and December 31, 2008, the fair value of the embedded derivatives was de minimus.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effect of derivative instruments on the Company’s consolidated statement of operations is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Change in value of derivatives:
Gain (loss) on interest rate derivatives not designated as hedges	$--	$36	$(4)	$6
Loss on embedded derivatives	--	(10)	--	(17)
	$--	$26	$(4)	$(11)

Accumulated other comprehensive loss:
Gain (loss) on interest rate derivatives designated as hedges (effective portion)	$--	$122	$(9)	$18
	$--	$122	$(9)	$18

Amount of loss reclassified from accumulated other comprehensive loss into interest expense or reorganization items, net	$22	$(21)	$(11)	$(32)

10.           Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of June 30, 2009 and December 31, 2008 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s notes at June 30, 2009 and December 31, 2008 are based on quoted market prices and the fair value of the credit facilities is based on dealer quotations.

A summary of the carrying value and fair value of the Company’s debt not subject to compromise at June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Charter convertible notes	$--	$--	$376	$12
Charter Holdings debt	--	--	440	159
CIH debt	--	--	2,534	127
CCH I debt	--	--	4,072	658
CCH II debt	--	--	2,455	1,051
CCO Holdings debt	797	761	796	505
Charter Operating debt	2,398	2,361	2,397	1,923
Credit facilities	8,562	7,632	8,596	6,187

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company adopted SFAS No. 157, Fair Value Measurements, on its financial assets and liabilities effective January 1, 2008, and has an established process for determining fair value.  As permitted by FASB Staff Position (“FSP”) 157-2, the Company adopted SFAS No. 157 effective January 1, 2009 on its nonfinancial assets and liabilities including fair value measurements of franchises, goodwill, property, plant, and equipment, and other long-term assets.  Fair value is based upon quoted market prices, where available.  If such valuation methods are not available, fair value is based on internally or externally developed models using market-based or independently-sourced market parameters, where available.  Fair value may be subsequently adjusted to ensure that those assets and liabilities are recorded at fair value.  The Company’s methodology may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, but the Company believes its methods are appropriate and consistent with other market peers.  The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value estimate as of the Company’s reporting date.

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

The Company has no financial liabilities accounted for at fair value at June 30, 2009 due to the termination of the interest rate swap agreements.  At December 31, 2008, the Company’s financial liabilities that were accounted for at fair value on a recurring basis are presented in the table below:

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

11.           Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Loss on sale of assets, net	$1	$2	$3	$4
Special charges, net	1	23	(51)	32

	$2	$25	$(48)	$36

Loss on sale of assets, net

Loss on sale of assets represents the loss recognized on the sale of fixed assets and cable systems.

Special charges, net

Special charges, net for the three and six months ended June 30, 2009 primarily includes litigation settlements.  Special charges, net for the six months ended June 30, 2009 was offset by favorable litigation settlements.  Special charges, net for the three and six months ended June 30, 2008 primarily represent severance charges and settlement costs associated with certain litigation, offset by favorable insurance settlements .

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

For the three month periods ended June 30, 2009 and 2008, the Company recorded $60 million and $59 million of income tax expense, respectively, and for the six months ended June 30, 2009 and 2008, the Company recorded $121 million and $117 million of income tax expense, respectively.Income tax expense was recognized through increases in deferred tax liabilities related to Charter’s investment in Charter Holdco, and certain of Charter’s subsidiaries, in addition to current federal and state income tax expense.

As of June 30, 2009 and December 31, 2008, the Company had net deferred income tax liabilities of approximately $675 million and $558 million, respectively.  Included in these deferred tax liabilities is approximately $182 million and $179 million of deferred tax liabilities at June 30, 2009 and December 31, 2008, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate income tax returns. The remainder of the Company’s deferred tax liability arose from Charter’s investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

As of June 30, 2009, the Company had deferred tax assets of $6.0 billion, which included $2.6 billion of financial losses in excess of tax losses allocated to Charter from Charter Holdco.  The deferred tax assets also included $3.4

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

billion of tax net operating loss carryforwards (generally expiring in years 2009 through 2028) of Charter and its indirect subsidiaries.  Valuation allowances of $5.8 billion exist with respect to these deferred tax assets.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.

The amount of any benefit from the Company’s tax net operating losses is dependent on: (1) Charter and its subsidiaries’ ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income.  Any future “ownership changes” of Charter’s common stock, such as that which will occur upon emergence from Chapter 11 bankruptcy, would place limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income the Company may generate and will be reduced by the amount of any cancellation of debt income resulting from the Plan that is allocable to Charter.  Such limitations, in conjunction with the net operating loss expiration provisions, could reduce the Company’s ability to use a substantial portion of its net operating losses to offset future taxable income.

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

In connection with the Plan, Charter, Mr. Allen and an entity controlled by Mr. Allen entered into the Allen Agreement, pursuant to which, among other things, Mr. Allen and such entity agreed to support the Plan, including the settlement of their rights, claims and remedies against Charter and its subsidiaries.  See Note 1.

Digeo, Inc.

Mr. Allen, through his 100% ownership of Vulcan Ventures Incorporated (“Vulcan Ventures”), owns a majority interest in Digeo, Inc. on a fully-converted fully-diluted basis.  Ms. Jo Allen Patton is a director of the Company and a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of the Company and was Executive Vice President of Vulcan Ventures until his resignation in May 2009.  Currently, Charter Operating owns 1.8% of Digeo, Inc.’s common stock.

In May 2008, Charter Operating entered into an agreement with Digeo Interactive, LLC, a subsidiary of Digeo, Inc., for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment is subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units is being supplied under a software license agreement with Digeo Interactive, LLC; the cost of which is expected to be approximately $2 million for the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  For the three and six months ended June 30, 2009, Charter purchased approximately $4 million and $11 million of DVR units from Digeo Interactive, LLC under these agreements, respectively.

14.           Contingencies

The Company has been subjected, in the normal course of business, to the assertion of employment law claims, including claims under the Fair Labor Standards Act and wage and hour laws of the states in which we operate and could be subjected to additional such claims the outcome of which the Company can not predict. The Company accrued

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

settlement costs associated with such a case in the second quarter of 2008 and such amounts were substantially paid in the first quarter of 2009.

On March 27, 2009, JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement, filed an adversary proceeding (the “JPMorgan Adversary Proceeding”) in Bankruptcy Court against Charter Operating and CCO Holdings seeking a declaration that there have been events of default under the Credit Agreement.  Such a judgment may prevent Charter Operating and CCO Holdings from reinstating the terms and provisions of the Credit Agreement through the bankruptcy proceeding.  On April 10, 2009, Charter Operating and CCO Holdings filed a motion to dismiss (the “Motion to Dismiss”) the JPMorgan Adversary Proceeding and argued that dismissal was proper because the JPMorgan Adversary Proceeding (i) is a core proceeding that is properly heard by the Bankruptcy Court; and (ii) fails to state a claim for default under the Credit Agreement.  On May 5, 2009, the Bankruptcy Court ruled that the JPMorgan Adversary Proceeding is a core proceeding.  The JPMorgan Adversary Proceeding is being heard and decided by the Bankruptcy Court as a part of the hearing that began on July 20, 2009 to consider the confirmation of the Plan which hearing is ongoing.  Charter denies the allegations made by JPMorgan and intends to vigorously contest this matter.

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

15.           Stock Compensation Plans

The Company has stock compensation plans (the “Equity Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (shares of restricted stock not to exceed 20.0 million shares of Charter Class A common stock), as each term is defined in the Equity Plans.  Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the Equity Plans.  Options granted generally vest over four years from the grant date, with 25% generally vesting on the first anniversary of the grant date and ratably thereafter.  Generally, options expire 10 years from the grant date.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  The 2001 Stock Incentive Plan allows for the issuance of up to a total of 90.0 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).  In March 2008, the Company adopted an incentive program to allow for performance cash.  Under the incentive program, subject to meeting performance criteria, performance units under the 2001 Stock Incentive Plan and performance cash are deposited into a performance bank of which one-third of the balance is paid out each year.  During the three and six months ended June 30, 2009, no equity awards were granted. During the three and six months ended June 30, 2009, Charter granted $1 million and $12 million of performance cash and restricted cash, respectively, under Charter’s 2009 incentive program.  In the first quarter of 2009, the majority of restricted stock and performance units and shares were voluntarily forfeited by participants without termination of the service period, and the remaining, along with all stock options, will be cancelled in connection with the Proposed Restructuring.  The Proposed Restructuring includes an allocation of not less than 3% of new equity for employee grants with 50% of the allocation to be granted within thirty days of the Company's emergence from bankruptcy.  Such grant of new awards is deemed to be a modification of old awards and will be accounted for as a modification of the original awards.  See Note 1.

The Company recorded $6 million and $8 million of stock compensation expense for the three months ended June 30, 2009 and 2008, respectively, and $17 million and $16 million for the six months ended June 30, 2009 and 2008, respectively, which is included in selling, general, and administrative expense.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

16.           Recently Issued Accounting Standards

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company adopted FSP APB 14-1 effective January 1, 2009.  The carrying amount of the equity component at June 30, 2009 and December 31, 2008 was approximately $50 million.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for reporting periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 effective April 1, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 are effective for reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 effective April 1, 2009.  The adoption of FSP FAS 107-1 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, to establish principles and requirements for the evaluation and disclosure of subsequent events.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted SFAS No. 165 effective April 1, 2009 and has included the appropriate disclosure in its financial statements.

In March 2009, the FASB issued EITF 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, which applies to entities that enter into share-lending arrangements on their own shares in contemplation of a convertible debt offering or other financing.  EITF 09-1 is effective for fiscal years beginning on or after December 14, 2009 and interim periods within those fiscal years.  The Company will adopt EITF 09-1 effective January 1, 2010.  The Company does not expect that the adoption of EITF 09-1 will have a material impact on its financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its accompanying financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal assets at June 30, 2009 are the 53% controlling common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”) and “mirror” notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as Charter’s convertible senior notes.

We are a broadband communications company operating in the United States with approximately 5.4 million customers at June 30, 2009.  Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (basic and digital, which we refer to as “video” services), high-speed Internet services, and telephone services, as well as advanced broadband services (such as Charter OnDemand™ (“OnDemand”) high definition television service, and digital video recorder (“DVR”) service).

The following table summarizes our customer statistics for basic video, digital video, residential high-speed Internet, and telephone as of June 30, 2009 and 2008:

	Approximate as of
	June 30,	June 30,
	2009 (a)	2008 (a)

Video Cable Services:
Basic Video:
Residential (non-bulk) basic video customers (b)	4,672,100	4,897,100
Multi-dwelling (bulk) and commercial unit customers (c)	257,800	256,900
Total basic video customers (b)(c)	4,929,900	5,154,000

Digital Video:
Digital video customers (d)	3,152,000	3,056,900

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,957,700	2,787,300
Telephone customers (f)	1,480,000	1,175,500

Total Revenue Generating Units (g)	12,519,600	12,173,700

After giving effect to sales of cable systems in 2008 and 2009, basic video customers, digital video customers, high-speed Internet customers and telephone customers would have been approximately 5,128,500, 3,048,300, 2,781,800, and 1,175,200, respectively, as of June 30, 2008.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts.  At June 30, 2009 and 2008, "customers" include approximately 37,200 and 34,200 persons, respectively, whose accounts were over 60 days past due in payment, approximately 6,200 and 5,300 persons, respectively, whose accounts were over 90 days past due in payment, and approximately 2,900 and 2,600 persons, respectively, of which were over 120 days past due in payment.

(b)	"Basic video customers" include all residential customers who receive video cable services.

(c)
Included within "basic video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit (“EBU”) basis.  In the second quarter of 2009, we began calculating EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service rather than the most prevalent price charged as was used previously.  This EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators (“MSOs”).  As of June 30, 2008, EBUs decreased by 8,000 as a result of the change in methodology.  As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

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

Overview

Charter and its subsidiaries filed petitions under Chapter 11 of the United States Bankruptcy Code on March 27, 2009.  See “—Bankruptcy Proceedings,” for more information on our financial restructuring.  Information concerning status of the ongoing bankruptcy proceedings may be obtained from our website at www.charter.com and at www.kccllc.net/charter.

For the three months ended June 30, 2009 and 2008, our income from operations was $301 million and $230 million, respectively, and for the six months ended June 30, 2009 and 2008, our income from operations was $635 million and $435 million, respectively.  We had operating margins of 18% and 14% for the three months ended June 30, 2009 and 2008, respectively, and 19% and 14% for the six months ended June 30, 2009 and 2008, respectively.  The increase in income from operations and operating margins for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was principally due to increased sales of our bundled services, improved cost efficiencies and favorable litigation settlements in 2009.  The favorable litigation settlements in 2009 increased operating margin for the six months ended June 30, 2009 by two percentage points.

We cannot assure you that we will be able to continue to grow revenues at historical rates, if at all.  Declines in the housing market over the past year, including falling home prices and increasing foreclosures, together with increases in unemployment, have negatively affected consumer confidence and may cause increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.  The general economic downturn has affected advertising sales, as companies are advertising less. Any of these events may adversely affect our cash flow, results of operations and financial condition.

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

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008

REVENUES	$1,690	100%	$1,623	100%	$3,352	100%	$3,187	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	715	42%	698	43%	1,428	43%	1,380	43%
Selling, general and administrative	343	20%	342	21%	687	20%	687	22%
Depreciation and amortization	329	20%	328	20%	650	19%	649	20%
Other operating (income) expenses, net	2	--	25	2%	(48)	(1%)	36	1%

	1,389	82%	1,393	86%	2,717	81%	2,752	86%

Income from operations	301	18%	230	14%	635	19%	435	14%

OTHER INCOME (EXPENSES):
Interest expense, net	(216)		(475)		(679)		(941)
Change in value of derivatives	--		26		(4)		(11)
Reorganization items, net	(184)		--		(325)		--
Other income, net	--		6		1		5

	(400)		(443)		(1,007)		(947)

Loss before income taxes	(99)		(213)		(372)		(512)

INCOME TAX EXPENSE	(60)		(59)		(121)		(117)

Consolidated net loss	(159)		(272)		(493)		(629)

Less: Net (income) loss – noncontrolling interest	47		(2)		176		(4)

Net loss – Charter shareholders	$(112)		$(274)		$(317)		$(633)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Net loss – Charter shareholders	$(0.30)		$(0.74)		$(0.84)		$(1.71)

Weighted average common shares outstanding, basic and diluted	378,982,037		371,652,070		378,541,155		370,868,849

Revenues.  Average monthly revenue per basic video customer increased to $113 for the three months ended June 30, 2009 from $104 for the three months ended June 30, 2008 and increased to $112 for the six months ended June 30, 2009 from $102 for the six months ended June 30, 2008.  Average monthly revenue per basic video customer represents total revenue, divided by the number of respective months, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services, offset by a decrease in basic video customers.  Cable system sales in

2008 and 2009 reduced the increase in revenues for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 by approximately $5 million and $8 million, respectively.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended June 30,
	2009		2008		2009 over 2008
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$873	52%	$874	54%	$(1)	--
High-speed Internet	367	22%	339	21%	28	8%
Telephone	177	10%	134	8%	43	32%
Commercial	110	6%	96	6%	14	15%
Advertising sales	62	4%	75	5%	(13)	(17%)
Other	101	6%	105	6%	(4)	(4%)

	$1,690	100%	$1,623	100%	$67	4%

	Six Months Ended June 30,
	2009		2008		2009 over 2008
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$1,745	52%	$1,732	54%	$13	1%
High-speed Internet	727	22%	667	21%	60	9%
Telephone	346	10%	255	8%	91	36%
Commercial	217	6%	189	6%	28	15%
Advertising sales	116	4%	143	5%	(27)	(19%)
Other	201	6%	201	6%	--	--

	$3,352	100%	$3,187	100%	$165	5%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers.  Basic video customers decreased by 224,100 customers from June 30, 2008 compared to June 30, 2009, 25,500 of which were related to asset sales.  Digital video customers increased by 95,100 during the same period, reduced by the sale of assets with 8,600 customers.  The increases in video revenues are attributable to the following (dollars in millions):

	Three months ended June 30, 2009 compared to three months ended June 30, 2008 Increase / (Decrease)	Six months ended June 30, 2009 compared to six months ended June 30, 2008 Increase / (Decrease)

Incremental video services and rate adjustments	$14	$35
Increase in digital video customers	11	27
Decrease in basic video customers	(23)	(44)
Asset sales	(3)	(5)

	$(1)	$13

High-speed Internet customers grew by 170,400 customers, reduced by the sale of assets with 5,500 customers, from June 30, 2008 to June 30, 2009.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2009 compared to three months ended June 30, 2008 Increase / (Decrease)	Six months ended June 30, 2009 compared to six months ended June 30, 2008 Increase / (Decrease)

Increase in high-speed Internet customers	$23	$46
Rate adjustments and service upgrades	6	15
Asset sales	(1)	(1)

	$28	$60

Revenues from telephone services increased by $43 million and $91 million for the three and six months ended June 30, 2009, respectively, as a result of an increase of 304,500 telephone customers, reduced by the sale of assets with 300 customers, and by $7 million and $13 million, respectively, as a result of higher average rates.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increased sales of the Charter Business Bundle® primarily to small and medium-sized businesses, as well as growth in our fiber-based data services, offset by asset sales of $1 million for the three and six months ended June 30, 2009.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues for the three and six months ended June 30, 2009 decreased primarily as a result of significant decreases in revenues from the political, automotive and retail sectors.  The decrease for the six months ended June 30, 2009 included $1 million as a result of asset sales.  For the three months ended June 30, 2009 and 2008, we received $10 million and $8 million, respectively, and for the six months ended June 30, 2009 and 2008, we received $18 million and $14 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of franchise fees, regulatory fees, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the three months ended June 30, 2009 and 2008, franchise fees represented approximately 45% and 48%, respectively, of total other revenues.  For the six months ended June 30, 2009 and 2008, franchise fees represented approximately 45% and 47%, respectively, of total other revenues.  The decrease in other revenues for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily the result of decreases in franchise and other regulatory fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

	Three months ended June 30, 2009 compared to three months ended June 30, 2008 Increase / (Decrease)	Six months ended June 30, 2009 compared to six months ended June 30, 2008 Increase / (Decrease)

Programming costs	$24	$49
Maintenance costs	5	9
Vehicle costs	(6)	(8)
Franchise costs	(6)	(4)
Other, net	1	5
Asset sales, net of acquisition	(1)	(3)

	$17	$48

Programming costs were approximately $433 million and $410 million, representing 61% and 59% of total operating expenses for the three months ended June 30, 2009 and 2008, respectively, and were approximately $865 million and $819 million, representing 61% and 59% of total operating expenses for the six months ended June 30, 2009 and 2008, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments and increases in amounts paid for retransmission consent, offset in part by asset sales and customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $7 million for each of the three months ended June 30, 2009 and 2008, and $14 million and $12 million for the six months ended June 30, 2009 and 2008, respectively.  We expect programming expenses to continue to increase, and at a higher rate than 2008, due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses is attributable to the following (dollars in millions):

	Three months ended June 30, 2009 compared to three months ended June 30, 2008 Increase / (Decrease)	Six months ended June 30, 2009 compared to six months ended June 30, 2008 Increase / (Decrease)

Marketing costs	$3	$7
Employee costs	(1)	(5)
Stock compensation costs	(2)	1
Other, net	3	(1)
System sales, net of acquisitions	(2)	(2)

	$1	$--

Depreciation and amortization. Depreciation and amortization expense increased by $1 million for each of the three and six months ended June 30, 2009 compared to June 30, 2008, respectively, primarily representing depreciation on capital expenditures, offset by certain assets becoming fully depreciated.

Other operating (income) expenses, net.  For the three months ended June 30, 2009 compared to June 30, 2008, the decrease in other operating expense was primarily attributable to a decrease in unfavorable litigation settlements.  For the six months ended June 30, 2009 compared to June 30, 2008, the increase in other operating income was primarily attributable to favorable litigation settlements in 2009, as opposed to unfavorable litigation settlements in 2008.  For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three months ended June 30, 2009 compared to June 30, 2008, net interest expense decreased by $259 million, and for the six months ended June 30, 2009 compared to June 30, 2008, net interest expense decreased by $262 million. Because we filed for Chapter 11 bankruptcy on March 27, 2009, we no longer accrue interest on debt subject to compromise effective March 27, 2009, except on CCH II debt, as we intend to pay the interest under the Proposed Restructuring.  As such, interest expense for the remainder of 2009 will decrease as compared to 2008. The amount of contractual interest expense not recorded for the three and six months ended June 30, 2009 was approximately $206 million and $215 million, respectively.

Change in value of derivatives. Interest rate swaps were held to manage our interest costs and reduce our exposure to increases in floating interest rates.  We expensed the change in fair value of derivatives that did not qualify for hedge accounting and cash flow hedge ineffectiveness on interest rate swap agreements.  Upon filing for Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements terminated the underlying contracts and, upon emergence from bankruptcy, will receive payment for the market value of the interest rate swap agreement as measured on the date the counterparties terminated.  Additionally, certain provisions of our 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes and marked to fair value at the end of each reporting period.  At June 30, 2009 and December 31, 2008, the fair value of the embedded derivatives were de minimus.  Change in value of derivatives consists of the following for the three and six months ended June 30, 2009 and 2008 (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Interest rate swaps	$--	$36	$(4)	$6
Embedded derivatives from convertible senior notes	--	(10)	--	(17)

	$--	$26	$(4)	$(11)

Reorganizations items, net.  Reorganization items, net of $184 million and $325 million for the three and six months ended June 30, 2009 represent items of income, expense, gain or loss that we realized or incurred because we are in reorganization under Chapter 11 of the U.S. Bankruptcy Code.  For more information, see Note 2 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized for the three and six months ended June 30, 2009 and 2008, through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our subsidiaries, in addition to current federal and state income tax expense.

Net (income) loss – noncontrolling interest.  Noncontrolling interest increased $49 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and increased $180 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Noncontrolling interest represents the allocation of income to Mr. Paul G. Allen’s, Charter’s chairman and primary shareholder, 5.6% membership interests in CC VIII, LLC (“CC VIII”) and effective January 1, 2009, the allocation of losses to Mr. Allen’s noncontrolling interest in Charter Holdco.  The increase is the result of the adoption on January 1, 2009 of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, which requires losses to be allocated to noncontrolling interest even when such interest is in a deficit position.

Net loss – Charter shareholders. Net loss – Charter shareholders decreased by $162 million, or 59%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and by $316 million, or 50% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily a result of the adoption of SFAS No. 160 and other factors described above.

Loss per common share. During the three months ended June 30, 2009 compared to the three months ended June 30, 2008, net loss per common share decreased by $0.44, or 59%, and during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, net loss per common share decreased by $0.87, or 51%, as a result of the factors described above.

Bankruptcy Proceedings

On March 27, 2009, we and certain affiliates (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases are being jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435 (the “Chapter 11 Cases”).  The Debtors have continued to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The filing was made to allow us to implement a restructuring pursuant to a pre-arranged joint plan of reorganization (as amended, the “Plan”) aimed at improving our capital structure (the “Proposed Restructuring”). The Plan essentially provides for a balance sheet restructuring that will leave intact our operations.

Under Chapter 11, we are operating our business as a debtor-in-possession (“DIP”) under bankruptcy court protection from creditors and claimants.  We have obtained orders from the Bankruptcy Court, which provide, among other things, flexibility in cash management, the ability to use cash collateral, and in the normal course, the ability to pay certain trade creditor balances that are pre-petition claims.  During these Chapter 11 Cases, all transactions outside the ordinary course of business will require the prior approval of the Bankruptcy Court.  As a consequence of the Chapter 11 filing, pending litigation against us arising before March 27, 2009 is subject to the automatic stay under the Bankruptcy Code, and consequently no party may take any action to collect pre-petition claims except pursuant to order of the Bankruptcy Court.

On May 5, 2009, the Bankruptcy Court approved the disclosure statement filed in connection with the Plan and authorized Charter to solicit votes on the Plan.  The period of time for voting on the Plan has expired.  Charter has filed with the Bankruptcy Court the results of the voting on the Plan.  The report is available at www.kccllc.net/charter.  Charter’s confirmation hearing, at which the Bankruptcy Court is considering approval of the Plan, began on July 20, 2009 and is ongoing.

The Plan is expected to be funded with cash from operations, an exchange of debt of CCH II, LLC (“CCH II”) for other debt at CCH II (the “Notes Exchange”), the issuance of additional debt (the “New Debt Commitment”), and the proceeds of an equity offering (the “Rights Offering”).  In addition to separate restructuring agreements entered into with certain holders of certain of our subsidiaries’ notes (the “Noteholders”) pursuant to which Charter expects to implement the Plan (as amended July 31, 2009, the “Restructuring Agreements”), the Noteholders have entered into commitment letters (the “Commitment Letters”), pursuant to which they have agreed to exchange and/or purchase, as applicable, certain securities of Charter, as described in more detail below.  The holders of the CCH II notes have made their elections in the Notes Exchange.  As a result of the Notes Exchange, CCH II will exchange approximately $1.5 billion of old CCH II notes for new CCH II notes on the effective date of the Plan should the Bankruptcy Court approve the Plan and the Plan becomes effective.  The Rights Offering has also been concluded resulting in holders of CCH I, LLC (“CCH I”) notes electing to purchase approximately $1.6 billion of Charter’s new Class A Common Stock and certain of the Noteholders electing to exercise an overallotment option to purchase an additional approximately $40 million of Charter’s new Class A Common Stock.  The Rights Offering will close on the effective date of the Plan should the Bankruptcy Court approve the Plan and the Plan becomes effective.

Under the Notes Exchange, existing holders of senior notes of CCH II and CCH II Capital Corp. (“CCH II Notes”) were entitled to elect to exchange their CCH II Notes for new 13.5% Senior Notes of CCH II and CCH II Capital Corp. (the “New CCH II Notes”).  CCH II Notes that are not exchanged in the Notes Exchange will be paid in cash in an amount equal to the outstanding principal amount of such CCH II Notes plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or prepayment penalties and for the avoidance of doubt, any unmatured interest.  The aggregate principal amount of New CCH II Notes to be issued pursuant to the Plan is expected to be approximately $1.5 billion plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or prepayment penalties (collectively, the “Target Amount”), plus an additional $85 million.

Under the Commitment Letters, certain holders of CCH II Notes committed to exchange, pursuant to the Notes Exchange, an aggregate of approximately $1.2 billion in aggregate principal amount of CCH II Notes, plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or any prepayment penalties.  Because the aggregate principal amount of New CCH II Notes to be issued pursuant to the Notes Exchange exceeds the Target Amount, each Noteholder participating in the Notes Exchange will receive a pro rata portion of such Target Amount of New CCH II Notes, based upon the ratio of (i) the aggregate principal amount of CCH II Notes it has tendered into the Notes Exchange to (ii) the total aggregate principal amount of CCH II Notes tendered into the Notes Exchange.  Participants in the Notes Exchange will receive a commitment fee equal to 1.5% of the principal amount plus interest on the CCH II Notes exchanged by such participant in the Notes Exchange.

Under the New Debt Commitment, certain holders of CCH II Notes had committed to purchase an additional amount of New CCH II Notes in an aggregate principal amount of up to $267 million depending on the outcome of the Notes Exchange.  Participants in the New Debt Commitment will receive a commitment fee equal to the greater of (i) 3.0% of their respective portion of the New Debt Commitment or (ii) 0.83% of its respective portion of the New Debt Commitment for each month beginning April 1, 2009 during which its New Debt Commitment remains outstanding.  Because the holders of CCH II Notes elected to exchange in excess of $1.5 billion of CCH II Notes for New CCH II Notes, we do not expect to issue any New CCH II Notes for cash under the New Debt Commitment.

The period for electing to participate in the Rights Offering has expired.  Under the Rights Offering, Charter offered to existing holders of senior notes of CCH I Notes that are accredited investors (as defined in Regulation D promulgated under the Securities Act) or qualified institutional buyers (as defined under Rule 144A of the Securities

Act), the right (the “Rights”) to purchase shares of the new Class A Common Stock of Charter, to be issued upon our emergence from bankruptcy, in exchange for a cash payment at a discount to the equity value of Charter upon emergence.  Upon emergence from bankruptcy, Charter’s new Class A Common Stock is not expected to be listed on any public or over-the-counter exchange or quotation system and will be subject to transfer restrictions.  It is expected, however, that we will thereafter apply for listing of Charter’s new Class A Common Stock on the NASDAQ Stock Market as provided in a term sheet describing the Proposed Restructuring (the “Term Sheet”).  The Rights Offering is expected to generate proceeds of up to approximately $1.6 billion and will be used to pay holders of CCH II Notes that do not participate in the Notes Exchange, repayment of certain amounts relating to the satisfaction of certain swap agreement claims against Charter Communications Operating, LLC (“Charter Operating”) and for general corporate purposes.

The Restructuring Agreements further contemplate that upon the effective date of the Plan (i) CCO Holdings, LLC’s (“CCO Holdings”) and Charter Operating’s notes and credit facilities will remain outstanding, (ii) holders of notes issued by CCH II will receive New CCH II Notes pursuant to the Notes Exchange and/or cash, (iii) holders of notes issued by CCH I, LLC will receive shares of Charter’s new Class A Common Stock, (iv) holders of notes issued by CCH I Holdings, LLC (“CIH”) will receive warrants to purchase shares of Charter’s new Class A Common Stock, (v) holders of notes of Charter Holdings will receive warrants to purchase shares of Charter’s new Class A Common Stock, (vi) holders of convertible notes issued by Charter will receive cash and preferred stock issued by Charter,  (vii) holders of existing common stock will not receive any amounts on account of their common stock, which will be cancelled, and (viii) trade creditors will be paid in full.  In addition, as part of the Proposed Restructuring, it is expected that consideration will be paid by holders of CCH I Notes to other entities participating in the financial restructuring.  The recoveries summarized above are more fully described in the Plan.

Pursuant to a separate restructuring agreement among Charter, Mr. Allen, and an entity controlled by Mr. Allen (as amended July 31, 2009, the “Allen Agreement”), in settlement of their rights, claims and remedies against Charter and its subsidiaries, and in addition to any amounts received by virtue of their holding any claims of the type set forth above, upon the effective date of the Plan, Mr. Allen or his affiliates will be issued a number of shares of the new Class B Common Stock of Charter equal to 2% of the equity value of Charter, after giving effect to the Rights Offering, but prior to issuance of warrants and equity-based awards provided for by the Plan and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.   Each share of new Class B Common Stock will be convertible, at the option of the holder, into one share of new Class A Common Stock, and will be subject to significant restrictions on transfer.  Certain holders of new Class A Common Stock and new Class B Common Stock will receive certain customary registration rights with respect to their shares.  Upon the effective date of the Plan, Mr. Allen or his affiliates will also receive (i) warrants to purchase shares of new Class A Common Stock of Charter in an aggregate amount equal to 4% of the equity value of reorganized Charter, after giving effect to the Rights Offering, but prior to the issuance of warrants and equity-based awards provided for by the Plan, (ii) $85 million principal amount of New CCH II Notes, (iii) $25 million in cash for amounts owing to Charter Investment, Inc. (“CII”) under a management agreement, (iv) up to $20 million in cash for reimbursement of fees and expenses in connection with the Proposed Restructuring, and (v) an additional $150 million in cash.  The warrants described above shall have an exercise price per share based on a total equity value equal to the sum of the equity value of reorganized Charter, plus the gross proceeds of the Rights Offering, and shall expire seven years after the date of issuance.  In addition, on the effective date of the Plan, CII will retain a 1% equity interest in reorganized Charter Holdco and a right to exchange such interest into new Class A Common Stock of Charter. Further, Mr. Allen will transfer his preferred equity interest in CC VIII to Charter.  The Proposed Restructuring would result in the reduction of Charter’s debt by approximately $8 billion.

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

•	a confirmation order reasonably acceptable to Charter, the Requisite Holders and Mr. Allen is not entered by the Bankruptcy Court;
•
the effective date of the Plan (the “Effective Date”) shall not have occurred on or before September 30, 2009, except that in the case that certain consents, approvals or waivers required to be obtained from governmental authorities have not been obtained on or before September 30, 2009, and all other conditions precedent to the Effective Date shall have been satisfied before September 30, 2009 or waived by the Requisite Holders (other than those conditions that by their nature are to be satisfied on the Effective Date), the Effective Date shall not have ocurred on or before December 15, 2009;

•	any of our Chapter 11 Cases is converted to cases under Chapter 7 of the Bankruptcy Code if as a result of such conversion the Plan is not confirmable;
•	any of our Chapter 11 Cases are dismissed if, as a result of such dismissal, the Plan is not confirmable;
•	the order confirming the Plan is reversed on appeal or vacated; and
•	any Restructuring Agreement or the Allen Agreement has terminated or been breached in any material respect, subject to notice and cure provisions.

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

The above summary of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement is qualified in its entirety by the full text of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement copies of which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to our 2008 Annual Report on Form 10-K, and the Plan filed herewith as Exhibit 10.2.  See “Part II. Item 1A - Risk Factors – Risks Relating to Bankruptcy.”

Interest Payments

Two of our subsidiaries, CIH and Charter Holdings, did not make scheduled payments of interest due on January 15, 2009 (the “January Interest Payment”) on certain of their outstanding senior notes (the “Overdue Payment Notes”).  Each of the respective governing indentures (the “Indentures”) for the Overdue Payment Notes permits a 30-day grace period for such interest payments through (and including) February 15, 2009.  On February 11, 2009, in connection with the Commitment Letters and Restructuring Agreements, Charter and certain of its subsidiaries also entered into an Escrow Agreement with members of the ad-hoc committee of holders of the Overdue Payment Notes (“Ad-Hoc Holders”) and Wells Fargo Bank, National Association, as Escrow Agent (the “Escrow Agreement”).  On February 13, 2009, Charter paid the full amount of the January Interest Payment to the Paying Agent for the Ad-Hoc Holders on their Overdue Payment Notes, which constitutes payment under the Indentures.  As required under the Indentures, Charter set a special record date for payment of such interest payments of February 28, 2009.  Under the Escrow Agreement, the Ad-Hoc Holders agreed to deposit into an escrow account the amounts they received in respect of the January Interest Payment (the "Escrow Amount") and the Escrow Agent will hold such amounts subject to the terms of the Escrow Agreement.  Under the Escrow Agreement, if the transactions contemplated by the Restructuring Agreements are consummated on or before December 15, 2009 or such transactions are not consummated on or before December 15, 2009 due to material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then the Ad-Hoc Holders will be entitled to receive their pro-rata share of the Escrow Amount.  If the transactions contemplated by the Restructuring Agreements are not consummated on or prior to December 15, 2009 for any reason other than material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then Charter, Charter Holdings, CIH or their designee shall be entitled to receive the Escrow Amount.  No amount has been recorded on our consolidated balance sheet for the Escrow Amount.

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

Upon filing bankruptcy, Charter Operating no longer has access to its revolving credit facility and relies on cash on hand and cash flows from operating activities to fund its projected cash needs.  Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, the timing and amount of our expenditures, and the outcome of various matters in our Chapter 11 Cases and financial restructuring.  The outcome of the Plan is subject to substantial risks.  See “Part II. Item 1. Legal Proceedings” for more information on the JPMorgan Adversary Proceeding.

Plan Objections

In addition to the JPMorgan Adversary Proceeding, certain parties-in-interest have filed objections to the confirmation of the Plan.  Objections have been filed by certain holders of Charter Operating and CCO Holdings debt resisting reinstatement of the terms and provisions of their debt instruments.  The holders of Charter’s convertible notes have also filed objections to the Plan.  These objections, among others, may be found at www.kccllc.net/charter at the “Confirmation Documents” tab.

Historical Operating, Investing and Financing Activities

Cash and Cash Equivalents.  We held $992 million in cash and cash equivalents as of June 30, 2009 compared to $960 million as of December 31, 2008.

Operating Activities. Net cash provided by operating activities increased $457 million from $168 million for the six months ended June 30, 2008 to $625 million for the six months ended June 30, 2009, primarily as a result of a decrease of $381 million in cash paid for interest, and revenues increasing at a faster rate than cash expenses.  These amounts were partially offset by cash reorganization items of $194 million for the six months ended June 30, 2009.

Investing Activities. Net cash used in investing activities was $559 million and $702 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease is primarily due to a decrease of $110 million in purchases of property, plant, and equipment.

Financing Activities. Net cash used in financing activities was $34 million for the six months ended June 30, 2009 and net cash provided by financing activities was $522 million for the six months ended June 30, 2008.  The decrease in cash provided during the six months ended June 30, 2009 as compared to the corresponding period in 2008, was primarily the result of no borrowings of long-term debt in 2009.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $540 million and $650 million for the six months ended June 30, 2009 and 2008, respectively.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities and the issuance of debt.  In addition, our liabilities related to capital expenditures decreased $19 million and $41 million for the six months ended June 30, 2009 and 2008 compared to year end, respectively.

During 2009, we expect capital expenditures to be approximately $1.2 billion.  We expect the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and scalable infrastructure.  The actual amount of our capital expenditures depends, among other things, on the deployment of advanced broadband services and offerings.  We may need additional capital if there is accelerated growth in high-speed Internet, telephone or digital customers or there is an increased need to respond to competitive pressures by expanding the delivery of other advanced services.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and six months ended June 30, 2009 and 2008 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Customer premise equipment (a)	$141	$158	$308	$323
Scalable infrastructure (b)	50	52	95	133
Line extensions (c)	17	23	31	44
Upgrade/Rebuild (d)	9	12	14	29
Support capital (e)	54	71	92	121

Total capital expenditures	$271	$316	$540	$650

(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues.  It also includes customer installation costs and customer premise equipment (e.g., set-top boxes and cable modems, etc.).

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

As of June 30, 2009 and December 31, 2008, our total debt was approximately $21.6 billion and $21.7 billion, respectively, of which approximately $11.8 billion is classified as not subject to compromise as of June 30, 2009.  As of June 30, 2009 and December 31, 2008, the weighted average interest rate on the credit facility debt, all of which was included in debt not subject to compromise, was approximately 6.4% and 5.5%, respectively, including 2% penalty interest as of June 30, 2009.  As of June 30, 2009 and December 31, 2008, the weighted average interest rate on the high-yield notes not subject to compromise was approximately 10.8% and 8.8%, respectively, including 2% penalty interest as of June 30, 2009.  As of June 30, 2009 and December 31, 2008 the weighted average interest rate on the CCH II notes included in debt subject to compromise, but on which we intend to pay interest as part of the Plan was approximately 12.3% and 10.3%, respectively, including 2% penalty interest as of June 30, 2009.  As of June 30, 2009, the interest rate on approximately 27% of the total principal amount of our debt not subject to compromise was fixed.  Upon filing for Chapter 11 bankruptcy, the interest rate hedge agreements were terminated.  For more information, see Note 9 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

On August 28, 2008, a complaint, which was subsequently amended, was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al.  v. Charter Communications, LLC and Charter Communications, Inc.).  The plaintiffs seek to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California.  Plaintiffs allege that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked.   Charter and Charter LLC continue to deny all liability, believe that they have substantial defenses, and intend, after Charter’s plan of reorganization, as amended, is approved and becomes effective and the automatic stay is lifted, to vigorously contest the claims asserted.  We have been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future.  We cannot predict the outcome of any such claims.

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

On March 27, 2009, JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement, filed an adversary proceeding (the “JPMorgan Adversary Proceeding”) in Bankruptcy Court against Charter Operating and CCO Holdings seeking a declaration that there have been events of default under the Credit Agreement.  Such a judgment may prevent Charter Operating and CCO Holdings from reinstating the terms and provisions of the Credit Agreement through the bankruptcy proceeding.  On April 10, 2009, Charter Operating and CCO Holdings filed a motion to dismiss (the “Motion to Dismiss”) the JPMorgan Adversary Proceeding and argued that dismissal was proper because the JPMorgan Adversary Proceeding (i) is a core proceeding that is properly heard by the Bankruptcy Court; and (ii) fails to state a claim for default under the Credit Agreement.  On May 5, 2009, the Bankruptcy Court ruled that the JPMorgan Adversary Proceeding is a core proceeding.   The JPMorgan Adversary Proceeding is being heard and decided by the Bankruptcy Court as a part of the hearing that began on July 20, 2009 to consider the confirmation of the Plan which hearing is ongoing.    Charter denies the allegations made by JPMorgan and intends to vigorously contest this matter.

We are also aware of three suits filed by holders of securities issued by us or our various subsidiaries, but not yet served on either us, our officers, or our majority shareholder.  Key Colony Fund, LP v. Charter Communications, Inc and Paul W. Allen (sic), was filed on or about February 26, 2009 in the Circuit Court of Pulaski County, Arkansas and alleges violations of the Arkansas Deceptive Trade Practices Act and fraud.  Similarly, Clifford James Smith v. Charter Communications, Inc. and Paul Allen, was filed in the United States District Court for the Central District of California on May 26, 2009.  Mr. Smith claims to have purchased Charter common stock in late 2007, resulting in the loss of the value of his stock.  Herb Lair v. Neil Smit, Eloise Schmitz, and Paul G. Allen was filed in the United States District Court for the Eastern District of Arkansas on June 1, 2009.  Mr. Smit and Ms. Schmitz are the Chief Executive Officer and Chief Financial Officer, respectively, of Charter.  Mr. Lair, who seeks to represent a class of plaintiffs who acquired Charter stock between October 23, 2006 and February 12, 2009, claims he and others similarly situated were misled by statements by Ms. Schmitz, Mr. Smit, and/or Mr. Allen.  Charter denies the allegations made by the plaintiffs in these matters and intends to vigorously contest these cases.

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

To emerge successfully from Chapter 11 bankruptcy protection as a viable entity, we, like any debtor, must obtain approval of a plan of reorganization from our creditors, confirmation of the plan through the Bankruptcy Court and successfully implement this confirmed plan.  The foregoing process requires us to (a) meet certain statutory requirements with respect to the adequacy of disclosure with respect to the Plan, (b) solicit and obtain creditor acceptances of the Plan and (c) fulfill other statutory conditions with respect to plan confirmation.  The hearing before the Bankruptcy Court concerning confirmation of the Plan commenced July 20, 2009 and is ongoing.

In order to confirm a plan against a dissenting class, the Bankruptcy Court must find that at least one impaired class has accepted the plan, with such acceptance being determined without including the acceptance of any “insider” in such class.  We have filed with the Bankruptcy Court the voting results for the Plan. The Bankruptcy Court may confirm the Plan pursuant to the “cramdown” provisions of the Bankruptcy Code, which allow the Bankruptcy Court to confirm a plan that has been rejected by an impaired class of claims if it determines that the plan satisfies section 1129(b) of the Bankruptcy Code.

We will seek under the Plan to reinstate and render unimpaired certain classes of claims based on notes and credit facilities pursuant to section 1124 of the Bankruptcy Code.  The creditor banks and/or other interested parties are challenging reinstatement and unimpairment.  In particular, the JPMorgan Adversary Proceeding was commenced seeking a declaratory judgment that certain defaults and events of default have occurred and are continuing under the Credit Agreement.  JPMorgan, the Administrative Agent under the Credit Agreement, contends that the alleged existence of such defaults and events of default prevent reinstatement of the claims arising under the Credit Agreement, and other parties have asserted that the alleged defaults and events of default would prevent the notes issued by Charter Operating and CCO Holdings and CCO Holding’s credit facility from being reinstated.  Such parties have made additional arguments against reinstatement including that the Plan results in a change of control as defined in the governing debt agreements.  Because the Plan is contingent on reinstatement and unimpairment, failure to reinstate the credit facilities, indentures and certain notes would require us to revise or abandon the Plan.  Moreover, if reinstatement and unimpairment does not occur and current capital market conditions persist, we may not be able to secure adequate new financing and the cost of any such new financing would likely be materially higher.

In addition, several other objections to the Plan have been filed with the Bankruptcy Court or otherwise alleged.  We cannot predict the ultimate resolution of these objections.

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

•	a confirmation order reasonably acceptable to Charter, the Requisite Holders and Mr. Allen is not entered by the Bankruptcy Court;
•
the Effective Date shall not have occurred on or before September 30, 2009, except that in the case that certain consents, approvals or waivers required to be obtained from governmental authorities have not been obtained on or before September 30, 2009, and all other conditions precedent to the Effective Date shall have been satisfied before September 30, 2009 or waived by the Requisite Holders (other than those conditions that by their nature are to be satisfied on the Effective Date), the Effective Date shall not have occurred on or before December 15, 2009;

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

•	any of our Chapter 11 Cases are dismissed if, as a result of such dismissal, the Plan is not confirmable;
•	the order confirming the Plan is reversed on appeal or vacated;
•	any party breaches any material provision of the Restructuring Agreements or the Plan and any such breach has not been duly waived or cured after a period of five days;
•	Charter withdraws the Plan or publicly announces its intention not to support the Plan; and
•	any Restructuring Agreement or the separate restructuring agreement among Charter, Mr. Allen and CII has terminated or been breached in any material respect, subject to notice and cure provisions.

To the extent the terms or conditions of the Restructuring Agreements and the separate restructuring agreement among Charter, Mr. Allen and CII are not satisfied, or to the extent events of termination arise under the agreements, the Restructuring Agreements and the separate restructuring agreement among Charter, Mr. Allen and CII may terminate prior to the confirmation or effective date of the Plan, which could result in the loss of support for the Plan by important creditor constituents.  Any such loss of support could adversely affect our ability to confirm and consummate the Plan.

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

The bankruptcy may adversely affect our operations going forward. Our seeking bankruptcy protection may adversely affect our ability to negotiate favorable terms from suppliers, landlords, contract or trading counterparties and others and to attract and retain customers and counterparties. For example, certain competitors have created advertising that attempt to use the bankruptcy to attract our customers.  The failure to obtain such favorable terms and to attract and retain customers and employees, as well as other contract or trading counterparties could adversely affect our financial performance.  In addition, we expect to incur substantial professional and other fees related to our restructuring.

Transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our federal income tax net operating loss carryforwards in the future.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $8.9 billion as of June 30, 2009. Our ability to deduct net operating loss carryforwards will be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our bankruptcy and would be reduced by the amount of any cancellation of debt income resulting from the Proposed Restructuring that is allocable to Charter.  See “—For tax purposes, it is anticipated that we will experience a deemed ownership change upon emergence from Chapter 11 bankruptcy, resulting in a material limitation on our future ability to use a substantial amount of our existing net operating loss carryforwards.”

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

While we expect the terms of our emergence from bankruptcy will reflect our filed Plan, there is no assurance that we will be able to consummate the Plan, which is subject to numerous closing conditions.  For example, because the Proposed Restructuring is contingent on reinstatement of the credit facilities and certain of CCO Holdings’ and Charter Operating’s notes, failure to reinstate such debt would require us to revise the Proposed Restructuring.  Moreover, if reinstatement does not occur and current capital market conditions persist, we may not be able to secure adequate new financing and the cost of new financing would likely be materially higher.  In addition, as set forth above, a Chapter 11 proceeding is subject to numerous factors which could interfere with our ability to effectuate the Plan.

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

Telephone companies, including AT&T and Verizon, and utility companies can offer video and other services in competition with us, and we expect they will increasingly do so in the future.  Upgraded portions of these networks carry two-way video and data services and digital voice services that are similar to ours.  In the case of Verizon, high-speed data services operate at speeds as high as or higher than ours.  These services are offered at prices similar to those for comparable Charter services.  Based on our internal estimates, we believe that AT&T and Verizon are offering these services in areas serving approximately 17% to 21% of our estimated homes passed as of June 30, 2009.  AT&T and Verizon have also launched campaigns to capture more of the MDU market.  Additional upgrades and product launches are expected in markets in which we operate. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL.  DSL service is competitive with high-speed Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer.  In addition, in many of our markets, these companies have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates.  These service bundles substantially resemble our bundles.  Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies and other carriers.

The existence of more than one cable system operating in the same territory is referred to as an overbuild.  Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition.  Based on internal estimates and excluding telephone companies, as of June 30, 2009, we are aware of traditional overbuild situations impacting approximately 8% to 9% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 1% of our estimated homes passed.  Additional overbuild situations may occur in other systems.

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

As of June 30, 2009, we have approximately $8.9 billion of federal tax net operating losses, resulting in a gross deferred tax asset of approximately $3.1 billion, expiring in the years 2009 through 2028.  In addition, we also have state tax net operating losses, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $330 million, generally expiring in years 2009 through 2028.  Due to uncertainties in projected future taxable income and our bankruptcy filing, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for deferred benefits available to offset certain deferred tax liabilities. Currently, such tax net operating losses can accumulate and be used to offset most of our future taxable income. However, an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant annual limitations on the use of such net operating losses to offset future taxable income we may generate.  Most notably, our bankruptcy filing will generate an ownership change upon emergence from Chapter 11 for purposes of Section 382 and our net operating loss carryforwards will be reduced by the amount of any cancellation of debt income resulting from the Proposed Restructuring that is allocable to Charter.  A limitation on our ability to use our net operating losses, in conjunction with the net operating loss expiration provisions, could reduce our ability to use a significant portion of our net operating losses to offset any future taxable income.  See Note 12 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

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

              CHARTER COMMUNICATIONS, INC.,
              Registrant

Dated: August 6, 2009	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and
Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*
Debtors' Disclosure Statement filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on May 1, 2009 with the United States Bankruptcy Court for the Southern District of New York in Case No. 09-11435 (Jointly Administered).

10.2*
Debtors' Joint Plan of Reorganization filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on July 15, 2009 with the United States Bankruptcy Court for the Southern District of New York in Case No. 09-11435 (Jointly Administered).

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