Form 10-Q
period 2009-09-30
CHARTER COMMUNICATIONS INC /MO/
filed 2009-11-09
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                  (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Number of shares of Class A common stock outstanding as of September 30, 2009: 383,325,924
Number of shares of Class B common stock outstanding as of September 30, 2009: 50,000

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended September 30, 2009

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2009.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this quarterly report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report.  In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc., Charter Communications Holding Company, LLC and their subsidiaries.

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
•
the ability of the Company to satisfy closing conditions under the agreements-in-principle with certain of our bondholders and pre-arranged joint plan of reorganization (as amended, “the Plan”) and related documents;

•
the availability and access, in general, of funds to meet our debt obligations and to fund our operations and necessary capital expenditures, either through cash on hand, cash flows from operating activities, further borrowings or other sources and, in particular, our ability to fund debt obligations (by dividend, investment or otherwise) to the applicable obligor of such debt;

•
our ability to comply with all covenants in our indentures and credit facilities, any violation of which, if not cured in a timely manner, could trigger a default of our other obligations under cross-default provisions;

•
our ability to repay debt prior to or when it becomes due and/or successfully access the capital or credit markets to refinance that debt through new issuances, exchange offers or otherwise, especially given recent volatility and disruption in the capital and credit markets;

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
•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition and the weak economic conditions in the United States;

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,075	$960
Accounts receivable, less allowance for doubtful accounts of $22 and $18, respectively	211	222
Prepaid expenses and other current assets	73	36
Total current assets	1,359	1,218

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	4,822	4,987
Franchises, net	4,520	7,384
Total investment in cable properties, net	9,342	12,371

OTHER NONCURRENT ASSETS	204	293

Total assets	$10,905	$13,882

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,458	$1,310
Current portion of long-term debt	11,740	155
Total current liabilities	13,198	1,465

LONG-TERM DEBT	--	21,511
NOTE PAYABLE – RELATED PARTY	--	75
DEFERRED MANAGEMENT FEES – RELATED PARTY	--	14
OTHER LONG-TERM LIABILITIES	162	1,082

LIABILITIES SUBJECT TO COMPROMISE (INCLUDING AMOUNTS DUE TO
RELATED PARTY OF $102 AND $0, RESPECTIVELY)	10,675	--

TEMPORARY EQUITY	234	241

SHAREHOLDERS’ DEFICIT:
Class A Common stock; $.001 par value; 10.5 billion shares authorized;
383,325,924 and 411,737,894 shares issued and outstanding, respectively	--	--
Class B Common stock; $.001 par value; 4.5 billion
shares authorized; 50,000 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	5,399	5,394
Accumulated deficit	(16,949)	(15,597)
Accumulated other comprehensive loss	(284)	(303)
Total Charter shareholders’ deficit	(11,834)	(10,506)

Noncontrolling interest	(1,530)	--
Total shareholders’ deficit	(13,364)	(10,506)

Total liabilities and shareholders’ deficit	$10,905	$13,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES	$1,693	$1,636	$5,045	$4,823

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	736	710	2,164	2,089
Selling, general and administrative	357	371	1,044	1,059
Depreciation and amortization	327	332	977	981
Impairment of franchises	2,854	--	2,854	--
Other operating (income) expenses, net	10	15	(38)	51

	4,284	1,428	7,001	4,180

Income (loss) from operations	(2,591)	208	(1,956)	643

OTHER INCOME (EXPENSES):
Interest expense, net (excluding unrecorded interest expense of $206 and $421 for the three and nine months ended September 30, 2009, respectively)	(206)	(478)	(885)	(1,419)
Change in value of derivatives	--	10	(4)	(1)
Reorganization items, net	(198)	--	(523)	--
Other income (expense), net	--	(4)	1	1

	(404)	(472)	(1,411)	(1,419)

Loss before income taxes	(2,995)	(264)	(3,367)	(776)

INCOME TAX BENEFIT (EXPENSE)	565	(57)	444	(174)

Consolidated net loss	(2,430)	(321)	(2,923)	(950)

Less: Net (income) loss – noncontrolling interest	1,395	(1)	1,571	(5)

Net Loss – Charter shareholders	$(1,035)	$(322)	$(1,352)	$(955)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Net Loss – Charter shareholders	$(2.73)	$(0.86)	$(3.57)	$(2.57)

Weighted average common shares outstanding, basic and diluted	379,066,320	374,145,243	378,718,134	371,968,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss – Charter shareholders	$(1,352)	$(955)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	977	981
Impairment of franchises	2,854	--
Noncash interest expense	35	45
Change in value of derivatives	4	1
Noncash reorganization items, net	155	--
Deferred income taxes	(451)	169
Noncontrolling interest	(1,571)	5
Other, net	28	31
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	11	(21)
Prepaid expenses and other assets	(37)	(9)
Accounts payable, accrued expenses and other	355	163

Net cash flows from operating activities	1,008	410

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(819)	(938)
Change in accrued expenses related to capital expenditures	(18)	(41)
Other, net	(4)	(1)

Net cash flows from investing activities	(841)	(980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	2,355
Repayments of long-term debt	(52)	(1,238)
Payments for debt issuance costs	--	(42)
Other, net	--	(11)

Net cash flows from financing activities	(52)	1,064

NET INCREASE IN CASH AND CASH EQUIVALENTS	115	494
CASH AND CASH EQUIVALENTS, beginning of period	960	75

CASH AND CASH EQUIVALENTS, end of period	$1,075	$569

CASH PAID FOR INTEREST	$685	$1,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.	Organization, Basis of Presentation and Bankruptcy Proceedings

Organization

Charter Communications, Inc. (“Charter") is a holding company whose principal assets at September 30, 2009 are the 53% controlling common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”) and “mirror” notes which are payable by Charter Holdco to Charter and have the same principal amount and terms as those of Charter’s convertible senior notes.  Charter Holdco is the sole owner of CCHC, LLC (“CCHC”), which is the sole owner of Charter Communications Holdings, LLC (“Charter Holdings”).  The consolidated financial statements include the accounts of Charter, Charter Holdco, CCHC, Charter Holdings and all of their subsidiaries where the underlying operations reside, which are collectively referred to herein as the “Company.”  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, certain information and footnote disclosures typically included in Charter’s Annual Report on Form 10-K have been condensed or omitted for this quarterly report.  The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities.  However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements have also been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852-10, Reorganizations – Overall (“ASC 852-10”), and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business.  Continuation of the Company as a going concern is contingent upon, among other things, the Company’s ability (i) to go effective with the plan of reorganization under the U.S. Bankruptcy Code; (ii) to generate sufficient cash flow from operations; and (iii) to obtain financing sources to meet the Company’s future obligations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Upon confirmation, and subsequent effectiveness, of the Company’s plan of reorganization, the Company anticipates that these matters will no longer raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements reflect adjustments to record amounts in accordance with ASC 852-10.  However, they do not reflect all adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, a plan of reorganization could materially change amounts reported in the condensed consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.  Upon the effectiveness of the Company’s pre-arranged joint plan of reorganization (as amended, the “Plan”), the Company will apply fresh start accounting in accordance with ASC 852-10 which requires assets and liabilities to be reflected at fair value.

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

All subsequent events have been evaluated for disclosure in the financial statements through November 6, 2009.

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

The filing was made to allow the Company to implement a restructuring pursuant to the Plan aimed at improving the Company’s capital structure.  The Plan essentially provides for a balance sheet restructuring that will leave intact the Company’s operations.

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

On October 15, 2009, the Bankruptcy Court provided a preliminary ruling indicating that the Plan would be confirmed in the next several weeks.  The Bankruptcy Court also indicated that it would rule in favor of the reinstatement of certain of the Company’s debt.  The Company expects to cause the Plan to go effective soon after the Bankruptcy Court enters the confirmation order.

The Plan is expected to be funded with cash on hand, cash from operations, an exchange of debt of CCH II, LLC (“CCH II”) for other debt at CCH II (the “Notes Exchange”), and estimated proceeds of approximately $1.6 billion of an equity rights offering (the “Rights Offering”).  In addition to separate restructuring agreements entered into with certain holders of certain of the Company’s subsidiaries’ notes (the “Noteholders”) pursuant to which Charter expects to implement the Plan (as amended, the “Restructuring Agreements”), the Noteholders have entered into commitment letters with Charter (the “Commitment Letters”) pursuant to which they have agreed to exchange and/or purchase, as applicable, certain securities of Charter.  The holders of the CCH II notes have made their elections in the Notes Exchange.  As a result of the Notes Exchange, CCH II will exchange approximately $1.5 billion of old CCH II notes for new CCH II notes on the effective date of the Plan should the Bankruptcy Court ultimately approve the Plan and the Plan becomes effective.  The Rights Offering has also been concluded resulting in holders of CCH I, LLC (“CCH I”) notes electing to purchase approximately $1.6 billion of Charter’s new Class A Common Stock and certain of the Noteholders electing to exercise an overallotment option to purchase an additional approximately $40 million of Charter’s new Class A Common Stock.  The Rights Offering will close on the effective date of the Plan should the Bankruptcy Court ultimately approve the Plan and the Plan becomes effective. The Plan would result in the reduction of the Company’s debt by approximately $8 billion.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Restructuring Agreements contemplate that upon the effective date of the Plan (i) the notes and credit facilities of Charter’s subsidiaries, Charter Communications Operating, LLC (“Charter Operating”) and CCO Holdings, LLC (“CCO Holdings”) will remain outstanding, (ii) holders of notes issued by CCH II will receive new CCH II notes and/or cash, (iii) holders of notes issued by CCH I will receive shares of Charter’s new Class A Common Stock, (iv) holders of notes issued by CCH I Holdings, LLC (“CIH”) will receive warrants to purchase shares of Charter’s new Class A Common Stock, (v) holders of notes of Charter Holdings will receive warrants to purchase shares of Charter’s new Class A Common Stock, (vi) holders of convertible notes issued by Charter will receive cash and preferred stock to be issued by Charter,  (vii) holders of existing common stock will not receive any amounts on account of their common stock, which will be cancelled, and (viii) trade creditors will continue to be paid in full.  In addition, as part of the Plan, the holders of CCH I notes will be deemed to have received and transferred to Mr. Paul G. Allen, Charter’s chairman and primary shareholder, $85 million of new CCH II notes.

Pursuant to a separate restructuring agreement among Charter, Mr. Allen and an entity controlled by Mr. Allen (as amended, the “Allen Agreement”), in settlement and compromise of their legal, contractual and equitable rights, claims and remedies against Charter and its subsidiaries, and in addition to any amounts received by virtue of their holding any claims of the type set forth above, upon the effective date of the Plan, Mr. Allen or his affiliates will be issued a number of shares of the new Class B Common Stock of Charter equal to 2% of the equity value of Charter, after giving effect to the Rights Offering, but prior to issuance of warrants and equity-based awards provided for by the Plan and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.  Each share of new Class B Common Stock will be convertible, at the option of the holder, into one share of new Class A Common Stock, and will be subject to significant restrictions on transfer.  Certain holders of new Class A Common Stock and new Class B Common Stock will receive certain customary registration rights with respect to their shares.  Upon the effective date of the Plan, Mr. Allen or his affiliates will also receive (i) warrants to purchase shares of new Class A Common Stock of Charter in an aggregate amount equal to 4% of the equity value of reorganized Charter, after giving effect to the Rights Offering, but prior to the issuance of warrants and equity-based awards provided for by the Plan, (ii) $85 million principal amount of new CCH II notes, (iii) $25 million in cash for amounts owing to Charter Investment, Inc. (“CII”) under a management agreement, (iv) $20 million in cash for reimbursement of fees and expenses in connection with the Plan, and (v) an additional $150 million in cash.  The warrants described above shall have an exercise price per share based on a total equity value equal to the sum of the equity value of reorganized Charter, plus the gross proceeds of the Rights Offering, and shall expire seven years after the date of issuance. In addition, on the effective date of the Plan, CII will retain a 1% equity interest in reorganized Charter Holdco and a right to exchange such interest into new Class A Common Stock of Charter. Further, Mr. Allen will transfer his preferred equity interest in CC VIII, LLC (“CC VIII”) to Charter.

The Restructuring Agreements, Allen Agreement and Commitment Letters are subject to certain termination events.  There is no assurance that the treatment of creditors outlined above will not change significantly.   For example, because the Plan is contingent on reinstatement of the credit facilities and certain notes of Charter Operating and CCO Holdings, failure to ultimately reinstate such debt, notwithstanding the Bankruptcy Court’s indication that it intends to rule in favor of reinstatement, would require the Company to revise the Plan.  Moreover, if reinstatement does not ultimately occur and current capital market conditions persist, the Company may not be able to secure adequate new financing and the cost of new financing would likely be materially higher.

Interest Payments

Two of the Company’s subsidiaries, CIH and Charter Holdings, did not make scheduled payments of interest due on January 15, 2009 (the “January Interest Payment”) on certain of their outstanding senior notes (the “Overdue Payment Notes”).  Each of the respective governing indentures (the “Indentures”) for the Overdue Payment Notes permits a 30-day grace period for such interest payments through (and including) February 15, 2009.  On February 11, 2009, in connection with the Commitment Letters and Restructuring Agreements, Charter and certain of its subsidiaries also entered into an Escrow Agreement with members of the ad-hoc committee of holders of the Overdue Payment Notes (“Ad-Hoc Holders”) and Wells Fargo Bank, National Association, as Escrow Agent (the “Escrow Agreement”).  On

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

February 13, 2009, Charter paid the full amount of the January Interest Payment to the Paying Agent for the Ad-Hoc Holders on their Overdue Payment Notes, which constitutes payment under the Indentures.  As required under the Indentures, Charter set a special record date for payment of such interest payments of February 28, 2009.  Under the Escrow Agreement, the Ad-Hoc Holders agreed to deposit into an escrow account the amounts they received in respect of the January Interest Payment of approximately $47 million (the "Escrow Amount") and the Escrow Agent will hold such amounts subject to the terms of the Escrow Agreement.  Under the Escrow Agreement, if the transactions contemplated by the Restructuring Agreements are consummated on or before December 15, 2009 or such transactions are not consummated on or before December 15, 2009 due to material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then the Ad-Hoc Holders will be entitled to receive their pro-rata share of the Escrow Amount.  If the transactions contemplated by the Restructuring Agreements are not consummated on or prior to December 15, 2009 for any reason other than material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then Charter, Charter Holdings, CIH or their designee shall be entitled to receive the Escrow Amount.  No amount has been recorded on the Company’s condensed consolidated balance sheet for the Escrow Amount.

Charter Operating Revolving Credit Facility

The Company has utilized $1.4 billion of the $1.5 billion revolving credit facility under its Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated as of March 6, 2007 (the “Credit Agreement”).  Upon filing bankruptcy, Charter Operating no longer has access to the revolving feature of its revolving credit facility.  Reinstatement of the Credit Agreement will result in the revolving credit facility remaining in place with its original terms except its revolving feature.

2.           Liabilities Subject to Compromise and Reorganization Items, Net

Liabilities Subject to Compromise

Under the Bankruptcy Code, certain claims against the Company in existence prior to the filling of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a DIP.  These estimated claims are reflected in condensed consolidated balance sheets as liabilities subject to compromise at the expected allowed claim amount as of September 30, 2009 and are summarized in the table below.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection or acceptance of executory contracts, determination as to the value of any collateral securing claims, proofs of claim or other events.

As of September 30, 2009, the amounts subject to compromise consisted of the following items.

Accrued Expenses
Accrued interest	$632
Other	85
Total Accrued Expenses Subject To Compromise	717

Related Party Payables
Note Payable	77
Deferred Management Fees	25
Total Related Party Payables Subject To Compromise	102

Debt
Charter Communications, Inc.:
5.875% convertible senior notes due November 16, 2009	3
6.50% convertible senior notes due October 1, 2027	479

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications Holdings, LLC:
10.000% senior notes due April 1, 2009	53
10.750% senior notes due October 1, 2009	4
9.625% senior notes due November 15, 2009	25
10.250% senior notes due January 15, 2010	1
11.750% senior discount notes due January 15, 2010	1
11.125% senior notes due January 15, 2011	47
13.500% senior discount notes due January 15, 2011	60
9.920% senior discount notes due April 1, 2011	51
10.000% senior notes due May 15, 2011	69
11.750% senior discount notes due May 15, 2011	54
12.125% senior discount notes due January 15, 2012	75
CCH I Holdings, LLC:
11.125% senior notes due January 15, 2014	151
13.500% senior discount notes due January 15, 2014	581
9.920% senior discount notes due April 1, 2014	471
10.000% senior notes due May 15, 2014	299
11.750% senior discount notes due May 15, 2014	815
12.125% senior discount notes due January 15, 2015	217
CCH I, LLC:
11.000% senior notes due October 1, 2015	3,959
CCH II, LLC:
10.250% senior notes due September 15, 2010	1,857
10.250% senior notes due October 1, 2013	584
Total Debt Subject to Compromise	9,856

Total Liabilities Subject To Compromise	$10,675

While operating during the Chapter 11 proceedings, the Company ceased recording interest on its debt subject to compromise as of March 27, 2009, except on CCH II debt.  The Company will continue to accrue interest on CCH II’s debt as it intends to pay the interest under the Plan.  This amount is recorded in accrued interest subject to compromise.  The amount of contractual interest expense not recorded for the three and nine months ended September 30, 2009 was approximately $206 million and $421 million, respectively.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Reorganization items, net consisted of the following items:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Penalty interest, net	$136	$257
Loss on debt at allowed claim amount	--	97
Professional fees	58	145
Paul Allen management fee settlement – related party	--	11
Other	4	13

Total Reorganization Items, Net	$198	$523

Reorganization items, net consist of adjustments to record liabilities at the allowed claim amounts, including the write off of deferred financing fees, and other expenses directly related to the Company’s bankruptcy proceedings.  Penalty interest primarily represents the 2% per annum penalty interest on the CCH II, CCO Holdings and Charter Operating debt and credit facilities, and the incremental amounts owed on the CCO Holdings and Charter Operating credit facilities as a result of the requirement to pay the prime rate plus the 1% per annum applicable margin instead of the election to pay the Eurodollar rate. Upon filing bankruptcy, Charter Operating and CCO Holdings are not able to elect the Eurodollar rate on credit facilities but must pay interest at the prime rate plus the 1% per annum applicable margin plus 2% per annum penalty interest.

3.           Franchises, Goodwill and Other Intangible Assets

Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by ASC 350-10, Intangibles – Goodwill and Other - Overall.  Franchises that qualify for indefinite-life treatment are tested for impairment annually, or more frequently as warranted by events or changes in circumstances.  Franchises are aggregated into essentially inseparable units of accounting to conduct the valuations.  The units of accounting generally represent clustering of the Company’s cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.

As a result of the continued economic pressure on the Company’s customers from the recent economic downturn along with increased competition, the Company determined that its projected future growth would be lower than previously anticipated in its annual impairment testing in December 2008.  Accordingly, the Company determined that sufficient indicators existed to require it to perform an interim franchise impairment analysis as of September 30, 2009.  As of the date of the filing of this Quarterly Report on Form 10-Q, the Company determined that an impairment of franchises is probable and can be reasonably estimated. Accordingly, for the quarter ended September 30, 2009, the Company recorded a preliminary non-cash franchise impairment charge of $2.9 billion which represents the Company’s best estimate of the impairment of its franchise assets. The Company currently expects to finalize its franchise impairment analysis during the quarter ended December 31, 2009, which could result in an impairment charge that differs from the estimate.  In addition, upon the effectiveness of the Company’s Plan, the Company will apply fresh start accounting in accordance with ASC 852-10 and as such will adjust its franchise, goodwill, and other intangible assets to reflect fair value and will also establish any previously unrecorded intangible assets at their fair values.  The Company expects these fresh start adjustments will result in material increases to total tangible and intangible assets, primarily as a result of adjustments to property, plant and equipment, goodwill and customer relationships.

Consistent with prior impairment tests, the Company determined the estimated fair value of each unit of accounting utilizing an income approach model based on the present value of the estimated discrete future cash flows of each unit assuming a discount rate. This approach makes use of unobservable factors such as projected revenues, expenses,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

capital expenditures, and a discount rate applied to the estimated cash flows. The determination of the discount rate was based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows attributable to the franchises.

The Company estimated discounted future cash flows using reasonable and appropriate assumptions including among others, penetration rates for basic and digital video, high-speed Internet, and telephone; revenue growth rates; and expected operating margins and capital expenditures.  The assumptions are derived based on the Company’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry.  The estimates and assumptions made in the Company’s valuations are inherently subject to significant uncertainties, many of which are beyond its control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized.  The assumptions used are consistent with internal forecasts, some of which differ from the assumptions used for the annual impairment testing in December 2008 as a result of the economic and competitive environment discussed previously.  The change in assumptions reflects the lower than anticipated growth in revenues experienced during the first three quarters of 2009 and the expected reduction of future cash flows as compared to those used in the December 2008 valuations.

As of September 30, 2009 and December 31, 2008, indefinite-lived and finite-lived intangible assets are presented in the following table:

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$4,514	$--	$4,514	$7,377	$--	$7,377
Goodwill	68	--	68	68	--	68

	$4,582	$--	$4,582	$7,445	$--	$7,445
Finite-lived intangible assets:
Franchises with finite lives	$16	$10	$6	$16	$9	$7
Other intangible assets	83	46	37	71	41	30

	$99	$56	$43	$87	$50	$37

During the nine months ended September 30, 2009, the net carrying amount of indefinite-lived franchises was reduced by $2.9 billion related to impairment of franchises and $9 million related to cable asset sales completed in 2009.

Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment including costs associated with franchise renewals.  Franchise amortization expense for each of the three months ended September 30, 2009 and 2008 was approximately $0.4 million and for each of the nine months ended September 30, 2009 and 2008 was approximately $1 million.  Other intangible assets amortization expense for the three months ended September 30, 2009 and 2008 was approximately $2 million and $1 million, respectively, and for the nine months ended September 30, 2009 and 2008 was approximately $5 million and $3 million, respectively.  The Company expects that amortization expense on franchise assets and other intangible assets will be approximately $7 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, the application of fresh start accounting and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses not subject to compromise consist of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Accounts payable – trade	$95	$99
Accrued capital expenditures	38	56
Accrued expenses:
Terminated interest rate swap liability	495	--
Interest	154	408
Programming costs	281	305
Compensation	114	124
Franchise-related fees	49	60
Other	232	258

	$1,458	$1,310

5.           Debt Not Subject to Compromise

Debt not subject to compromise consists of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Charter Communications, Inc.:
5.875% convertible senior notes due November 16, 2009	$--	$--	$3	$3
6.50% convertible senior notes due October 1, 2027	--	--	479	373
Charter Communications Holdings, LLC:
10.000% senior notes due April 1, 2009	--	--	53	53
10.750% senior notes due October 1, 2009	--	--	4	4
9.625% senior notes due November 15, 2009	--	--	25	25
10.250% senior notes due January 15, 2010	--	--	1	1
11.750% senior discount notes due January 15, 2010	--	--	1	1
11.125% senior notes due January 15, 2011	--	--	47	47
13.500% senior discount notes due January 15, 2011	--	--	60	60
9.920% senior discount notes due April 1, 2011	--	--	51	51
10.000% senior notes due May 15, 2011	--	--	69	69
11.750% senior discount notes due May 15, 2011	--	--	54	54
12.125% senior discount notes due January 15, 2012	--	--	75	75
CCH I Holdings, LLC:
11.125% senior notes due January 15, 2014	--	--	151	151
13.500% senior discount notes due January 15, 2014	--	--	581	581
9.920% senior discount notes due April 1, 2014	--	--	471	471
10.000% senior notes due May 15, 2014	--	--	299	299
11.750% senior discount notes due May 15, 2014	--	--	815	815
12.125% senior discount notes due January 15, 2015	--	--	217	217

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

CCH I, LLC:
11.000% senior notes due October 1, 2015	--	--	3,987	4,072
CCH II, LLC:
10.250% senior notes due September 15, 2010	--	--	1,860	1,857
10.250% senior notes due October 1, 2013	--	--	614	598
CCO Holdings, LLC:
8 ¾% senior notes due November 15, 2013	800	797	800	796
Credit facility	350	350	350	350
Charter Communications Operating, LLC:
8.000% senior second-lien notes due April 30, 2012	1,100	1,100	1,100	1,100
8 3/8% senior second-lien notes due April 30, 2014	770	770	770	770
10.875% senior second-lien notes due September 15, 2014	546	529	546	527
Credit facilities	8,194	8,194	8,246	8,246
Total Debt Not Subject to Compromise	$11,760	$11,740	$21,729	$21,666

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  See Note 2 for debt subject to compromise.

Filing for bankruptcy is an event of default under the Company’s credit facilities and the indentures governing its debt. Therefore, in accordance with ASC 470-10-45, Debt – Overall – Other Presentation Matters, debt not subject to compromise has been classified as current as of September 30, 2009.  The Company does not intend to repay the current portion of long-term debt with current assets but intends to reinstate this debt through the Plan.  Accordingly, upon the effective date of the Plan, $11.7 billion of the debt classified as current will be reclassified as long-term.  See Note 1.

Although CCH II’s debt is classified as subject to compromise as of September 30, 2009, under the Plan, existing holders of senior notes of CCH II and CCH II Capital Corp. (“CCH II Notes”) were entitled to elect to exchange their CCH II Notes for new 13.5% Senior Notes of CCH II and CCH II Capital Corp. (the “New CCH II Notes”).  CCH II Notes that are not exchanged will be paid in cash in an amount equal to the outstanding principal amount of such CCH II Notes plus accrued but unpaid interest to the bankruptcy petition date plus post-petition interest, but excluding any call premiums or prepayment penalties and for the avoidance of doubt, any unmatured interest.

6.           Temporary Equity

Temporary equity includes Mr. Allen’s 5.6% membership interests in CC VIII, an indirect subsidiary of Charter Holdco of $179 million and $203 million as of September 30, 2009 and December 31, 2008, respectively, and $55 million and $38 million, respectively, of nonvested shares of restricted stock and performance shares issued to employees.  Mr. Allen’s CC VIII interest is classified as temporary equity as a result of Mr. Allen’s ability to put his interest to the Company upon a change in control.  Noncontrolling interest in the accompanying condensed consolidated statements of operations includes losses of approximately $31 million and $24 million for the three and nine months ended September 30, 2009, respectively, and income of approximately $1 million and $5 million for the three and nine months ended September 30, 2008, respectively, which represents the 2% accretion of the preferred membership interests plus approximately 5.6% of CC VIII’s income (loss).

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
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

On January 1, 2009, Charter adopted ASC 810-10, Consolidation – Overall (“ASC 810-10”), which requires losses to be allocated to noncontrolling interest even when such amounts are deficits. As such, losses are now allocated between Charter and the noncontrolling interest.  Net loss and loss per common share would have been $2.5 billion and $6.49 and $2.9 billion and $7.78, respectively, for the three and nine months ended September 30, 2009 if ASC 810-10 had not been adopted.

Changes to controlling and noncontrolling interest consist of the following for the periods presented:

	Controlling	Noncontrolling
	Interest	Interest	Total

Balance, December 31, 2008	$(10,506)	$--	$(10,506)
Net loss	(1,352)	(1,571)	(2,923)
Loss included in temporary equity (see Note 6)	--	24	24
Changes in the fair value of interest rate agreements	(5)	(4)	(9)
Stock compensation expense	5	--	5
Amortization of accumulated other comprehensive loss related to interest rate agreements	24	21	45

Balance, September 30, 2009	$(11,834)	$(1,530)	$(13,364)

8.	Comprehensive Loss

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria as outlined in ASC 815-30, Derivatives and Hedging – Cash Flow Hedges (“ASC 815-30”), in accumulated other comprehensive loss after giving effect to the noncontrolling interest share of gains and losses.  Comprehensive loss – Charter shareholders was $1.0 billion and $341 million for the three months ended September 30, 2009 and 2008, respectively, and $1.3 billion and $956 million for the nine months ended September 30, 2009 and 2008, respectively.

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

Upon filing for Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements terminated the underlying contracts and, upon emergence from bankruptcy, will receive payment for the market value of the interest rate swap agreements as measured on the date the counterparties terminated.  At September 30, 2009, the terminated interest rate swap liabilities of $495 million are reflected at settlement amounts and were recorded in current liabilities in the condensed consolidated balance sheets.  The terminated interest rate swap liabilities were classified as not subject to compromise in the condensed consolidated balance sheets at September30, 2009 as they are fully secured by the Company’s assets.  The amount remaining in accumulated other comprehensive loss related to these interest rate swap agreements will be amortized over the original life of the interest rate agreements until emergence from Chapter 11 bankruptcy.

The Company’s hedging policy does not permit it to hold or issue derivative instruments for speculative trading purposes.  The Company did, however, have certain interest rate derivative instruments that were designated as cash

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

flow hedging instruments.  Such instruments effectively converted variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, ASC 815-30 allows derivative gains and losses to offset related results on hedged items in the consolidated statements of operations.  The Company formally documented, designated and assessed the effectiveness of transactions that received hedge accounting.

Changes in the fair value of interest rate agreements that were designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that met the effectiveness criteria specified by ASC 815-30 were reported in accumulated other comprehensive loss.  The amounts were subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses).

Certain interest rate derivative instruments were not designated as hedges as they did not meet the effectiveness criteria specified by ASC 815-30.  However, management believes such instruments were closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges were marked to fair value, with the impact recorded as a change in value of derivatives in the Company’s consolidated statements of operations.

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

Certain provisions of the Company’s 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes.  In accordance with ASC 815-15, Derivatives and Hedging – Embedded Derivatives, these derivatives are marked to market with gains or losses recorded in change in value of derivatives on the Company’s consolidated statements of operations.  At September 30, 2009 and December 31, 2008, the fair value of the embedded derivatives was de minimus.

The effect of derivative instruments on the Company’s consolidated statement of operations is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Change in value of derivatives:
Loss on interest rate derivatives not designated as hedges	$--	$(7)	$(4)	$(1)
Gain on embedded derivatives	--	17	--	--
	$--	$(10)	$(4)	$(1)

Accumulated other comprehensive loss:
Loss on interest rate derivatives designated as hedges (effective portion)	$--	$(19)	$(9)	$(1)
	$--	$(19)	$(9)	$(1)

Amount of loss reclassified from accumulated other comprehensive loss into interest expense or reorganization items, net	$23	$(23)	$12	$(55)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

10.           Fair Value

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2009 and December 31, 2008 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s notes at September 30, 2009 and December 31, 2008 are based on quoted market prices and the fair value of the credit facilities is based on dealer quotations.

A summary of the carrying value and fair value of the Company’s debt not subject to compromise at September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009		September 30, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Charter convertible notes	$--	$--	$376	$12
Charter Holdings debt	--	--	440	159
CIH debt	--	--	2,534	127
CCH I debt	--	--	4,072	658
CCH II debt	--	--	2,455	1,051
CCO Holdings debt	797	817	796	505
Charter Operating debt	2,399	2,497	2,397	1,923
Credit facilities	8,544	8,089	8,596	6,187

The Company adopted ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”), on its financial assets and liabilities effective January 1, 2008, and has an established process for determining fair value.  Fair value is based upon quoted market prices, where available.  If such valuation methods are not available, fair value is based on internally or externally developed models using market-based or independently-sourced market parameters, where available.  Fair value may be subsequently adjusted to ensure that those assets and liabilities are recorded at fair value.  The Company’s methodology may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, but the Company believes its methods are appropriate and consistent with other market peers.  The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value estimate as of the Company’s reporting date.

ASC 820-10 establishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

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

The Company has no financial liabilities accounted for at fair value at September 30, 2009 due to the termination of the interest rate swap agreements.  At December 31, 2008, the Company’s financial liabilities that were accounted for at fair value on a recurring basis are presented in the table below:

	Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Interest rate derivatives designated as hedges	$--	$303	$--	$303
Interest rate derivatives not designated as hedges	--	108	--	108

	$--	$411	$--	$411

The weighted average interest pay rate for the Company’s interest rate swap agreements was 4.93% at December 31, 2008.

Nonfinancial Assets and Liabilities

As permitted by ASC 820-10, the Company adopted ASC 820-10 effective January 1, 2009 on its nonfinancial assets and liabilities including fair value measurements of franchises, property, plant, and equipment, and other intangible assets.  These assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  During the three months ended September 30, 2009, the Company recorded an impairment on its franchise assets of $2.9 billion.  The impairment charge was calculated by comparing the book value of franchise assets to their fair values as of September 30, 2009 which are determined utilizing an income approach that makes use of significant unobservable inputs. Such fair value is classified as level 3 in the fair value hierarchy.  See Note 3 for additional information.

11.           Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Loss on sale of assets, net	$3	$3	$6	$7
Special charges, net	7	12	(44)	44

	$10	$15	$(38)	$51

Loss on sale of assets, net

Loss on sale of assets represents the loss recognized on the sale of fixed assets and cable systems.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Special charges, net

Special charges, net for the three and nine months ended September 30, 2009 primarily includes net income or expense from actual or potential litigation settlements.  Special charges, net for the three and nine months ended September 30, 2008 primarily represent severance charges and settlement costs associated with certain litigation, offset by favorable insurance settlements.

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

For the three and nine months ended September 30, 2009, the Company recorded $565 million and $444 million of income tax benefit, respectively, and for the three and nine months ended September 30, 2008, the Company recorded $57 million and $174 million of income tax expense, respectively.Income tax benefits were realized through reductions in the deferred tax liabilities related to Charter’s investment in Charter Holdco, as well as the deferred tax liabilities of certain of Charter’s indirect corporate subsidiaries.  Income tax benefit for the three and nine months ended September 30, 2009 included $625 million of deferred tax benefit related to the impairment of franchises.  Income tax expense was recognized through increases in deferred tax liabilities related to Charter’s investment in Charter Holdco, and certain of Charter’s subsidiaries, in addition to current federal and state income tax expense.

As of September 30, 2009 and December 31, 2008, the Company had net deferred income tax liabilities of approximately $107 million and $558 million, respectively, recorded in other long-term liabilities in the condensed consolidated balance sheets.  Included in these deferred tax liabilities is approximately $104 million and $179 million of deferred tax liabilities at September 30, 2009 and December 31, 2008, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate income tax returns. The remainder of the Company’s deferred tax liability arose from Charter’s investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

As of September 30, 2009, the Company had deferred tax assets of $6.1 billion, which included $2.6 billion of financial losses in excess of tax losses allocated to Charter from Charter Holdco.  The deferred tax assets also included $3.5 billion of tax net operating loss carryforwards (generally expiring in years 2009 through 2028) of Charter and its indirect subsidiaries.  Valuation allowances of $5.9 billion exist with respect to these deferred tax assets.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Because of the uncertainties in projecting future taxable income of Charter Holdco, valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.

The amount of any benefit from the Company’s tax net operating losses is dependent on: (1) Charter and its subsidiaries’ ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income.  Any future “ownership changes” of Charter’s common stock, such as that which will occur upon emergence from Chapter 11 bankruptcy, would place limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income the Company may generate and will be reduced by the amount of any cancellation of debt income resulting from the Plan that is allocable to Charter.  Such limitations, in conjunction with the net operating loss expiration provisions, are

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

expected to materially limit the Company’s ability to use a substantial portion of its net operating losses to offset future taxable income.

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

9 OM, Inc. (formerly known as Digeo, Inc.)

Mr. Allen, through his 100% ownership of Vulcan Ventures Incorporated (“Vulcan Ventures”), owned a majority interest in 9 OM, Inc. (formerly known as Digeo, Inc.) on a fully-converted fully-diluted basis.  However, in October 2009, substantially all of 9 OM, Inc.'s assets were sold to ARRIS Group, Inc., an unrelated third party. Ms. Jo Lynn Allen is a director of Charter and a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of Charter and was Executive Vice President of Vulcan Ventures until his resignation in May 2009.  Charter Operating owns a small minority percentage of 9 OM, Inc.'s stock but does not expect to receive any proceeds from the sale of assets to the ARRIS Group, Inc.

In May 2008, Charter Operating entered into an agreement with 9 OM, LLC (formerly known as Digeo Interactive, LLC), a subsidiary of 9 OM, Inc., for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment is subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units is being supplied under a software license agreement with 9 OM, LLC; the cost of which is expected to be approximately $2 million for the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  For the three and nine months ended September 30, 2009, Charter purchased approximately $4 million and $15 million of DVR units from 9 OM, LLC under these agreements, respectively.

14.           Contingencies

On August 28, 2008, a complaint, which was subsequently amended, was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al.  v. Charter Communications, LLC and Charter Communications, Inc.).  The plaintiffs seek to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California.  Plaintiffs allege that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked.   Charter and Charter LLC continue to deny all liability, believe that they have substantial defenses, and intend, after Charter’s plan of reorganization, as amended, is approved and becomes effective and the automatic stay is lifted, to vigorously contest the claims asserted.  The Company has been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future.  The Company cannot predict the outcome of any such claims.

On March 27, 2009, JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement, filed an adversary proceeding (the “JPMorgan Adversary Proceeding”) in Bankruptcy Court against Charter Operating

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

and CCO Holdings seeking a declaration that there have been events of default under the Credit Agreement.  Such a judgment may prevent Charter Operating and CCO Holdings from reinstating the terms and provisions of the Credit Agreement through the bankruptcy proceeding.  On April 10, 2009, Charter Operating and CCO Holdings filed a motion to dismiss (the “Motion to Dismiss”) the JPMorgan Adversary Proceeding and argued that dismissal was proper because the JPMorgan Adversary Proceeding (i) is a core proceeding that is properly heard by the Bankruptcy Court; and (ii) fails to state a claim for default under the Credit Agreement.  On May 5, 2009, the Bankruptcy Court ruled that the JPMorgan Adversary Proceeding is a core proceeding.  The JPMorgan Adversary Proceeding is being decided by the Bankruptcy Court as a part of the hearing that began on July 20, 2009 and concluded on October 1, 2009  to consider the confirmation of the Plan.  On October 15, 2009, the Bankruptcy Court held a hearing at which the judge read into the record his preliminary ruling in favor of Charter in the JPMorgan Adversary Proceeding and indicated that a final order would be entered in the next several weeks.

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

15.           Stock Compensation Plans

The Company has stock compensation plans (the “Equity Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (shares of restricted stock not to exceed 20.0 million shares of Charter Class A common stock), as each term is defined in the Equity Plans.  Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the Equity Plans.  Options granted generally vest over four years from the grant date, with 25% generally vesting on the first anniversary of the grant date and ratably thereafter.  Generally, options expire 10 years from the grant date.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  The 2001 Stock Incentive Plan allows for the issuance of up to a total of 90.0 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).  In March 2008, the Company adopted an incentive program to allow for performance cash.  Under the incentive program, subject to meeting performance criteria, performance units under the 2001 Stock Incentive Plan and performance cash are deposited into a performance bank of which one-third of the balance is paid out each year.  During the three and nine months ended September 30, 2009, no equity awards were granted. During the three and nine months ended September 30, 2009, Charter granted $0.2 million and $12 million of performance cash and restricted cash, respectively, under Charter’s 2009 incentive program.  In the first quarter of 2009, the majority of restricted stock and performance units and shares were voluntarily forfeited by participants without termination of the service period, and the remaining, along with all stock options, will be cancelled in connection with the Plan.  The Plan includes an allocation of not less than 3% of new equity for employee grants with 50% of the allocation to be granted within thirty days of the Company's emergence from bankruptcy.  Such grant of new awards is deemed to be a modification of old awards and will be accounted for as a modification of the original awards.

The Company recorded $6 million and $8 million of stock compensation expense for the three months ended September 30, 2009 and 2008, respectively, and $23 million and $24 million for the nine months ended September 30, 2009 and 2008, respectively, which is included in selling, general, and administrative expense.

16.           Recently Issued Accounting Standards

In May 2008, the FASB issued guidance included in ASC 470-20, Debt - Debt with Conversion and Other Options (“ASC 470-20”), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  This guidance included in ASC 470-20 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

adopted this guidance included in ASC 470-20 effective January 1, 2009.  The carrying amount of the equity component at September 30, 2009 and December 31, 2008 was approximately $50 million.

In April 2009, the FASB issued guidance included in ASC 805-20, Business Combinations – Identifiable Assets, Liabilities and Any Noncontrolling Interest (“ASC 805-20”), which addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This guidance included in ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance included in ASC 805-20 effective January 1, 2009.  The adoption of this guidance included in ASC 805-20 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued guidance included in ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”), which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This guidance included in ASC 820-10-65 is effective for reporting periods ending after June 15, 2009. The Company adopted this guidance included in ASC 820-10-65 effective April 1, 2009.  The adoption of this guidance included in ASC 820-10-65 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued guidance included in ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This ASC also requires those disclosures in summarized financial information at interim reporting periods.  This guidance included in ASC 825-10-65 is effective for reporting periods ending after June 15, 2009. The Company adopted this guidance included in ASC 825-10-65 effective April 1, 2009.  The adoption of this guidance included in ASC 825-10-65 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued guidance included in ASC 855-10, Subsequent Events – Overall (“ASC 855-10”), to establish principles and requirements for the evaluation and disclosure of subsequent events.  This guidance included in ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted this guidance included in ASC 855-10 effective April 1, 2009 and has included the appropriate disclosure in its financial statements.

In March 2009, the FASB issued guidance included in ASC 470-20, which applies to entities that enter into share-lending arrangements on their own shares in contemplation of a convertible debt offering or other financing.  This guidance included in ASC 470-20 is effective for fiscal years beginning on or after December 14, 2009 and interim periods within those fiscal years.  The Company will adopt this guidance included in ASC 470-20 effective January 1, 2010.  The Company does not expect that the adoption of this guidance included in ASC 470-20 will have a material impact on its financial statements.

In June 2009, the FASB issued guidance included in ASC 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”).  ASC 105-10 is intended to be the source of GAAP and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted ASC 105-10 effective September 30, 2009.  The Codification does not change or alter existing GAAP and there was no impact on the Company’s financial statements.

In August 2009, the FASB issued guidance included in ASC 820-10-65 which states companies determining the fair value of a liability may use the perspective of an investor that holds the related obligation as an asset.  This guidance included in ASC 820-10-65 addresses practice difficulties caused by the tension between fair-value measurements

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place.  This guidance included in ASC 820-10-65 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by this guidance. The Company will adopt this guidance included in ASC 820-10-65 effective October 1, 2009.  The Company is in the process of assessing the impact of the adoption of this guidance included in ASC 820-10-65 on its financial statements.

In October 2009, the FASB issued guidance included in ASC 605-25, Revenue Recognition – Multiple-Element Arrangements (“ASC 605-25”), which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method.  This guidance included in ASC 605-25 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company will adopt this guidance included in ASC 605-25 effective January 1, 2011.  The Company does not expect the adoption of this guidance included in ASC 605-25 will have a material impact on its financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its accompanying financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal assets at September 30, 2009 are the 53% controlling common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”) and “mirror” notes that are payable by Charter Holdco to Charter and have the same principal amount and terms as Charter’s convertible senior notes.

We are a broadband communications company operating in the United States with approximately 5.3 million customers at September 30, 2009.  Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video programming (basic and digital, which we refer to as “video” services), high-speed Internet services, and telephone services, as well as advanced broadband services (such as Charter OnDemand™ (“OnDemand”) high definition television service, and digital video recorder (“DVR”) service).

The following table summarizes our customer statistics for basic video, digital video, residential high-speed Internet, and telephone as of September 30, 2009 and 2008:

	Approximate as of
	September 30,	September 30,
	2009 (a)	2008 (a)

Residential (non-bulk) basic video customers (b)	4,616,100	4,860,100
Multi-dwelling (bulk) and commercial unit customers (c)	263,000	263,600
Total basic video customers (b)(c)	4,879,100	5,123,700
Digital video customers (d)	3,174,800	3,118,500
Residential high-speed Internet customers (e)	3,010,100	2,858,200
Telephone customers (f)	1,535,300	1,274,300

Total Revenue Generating Units (g)	12,599,300	12,374,700

After giving effect to sales of cable systems in 2008 and 2009, basic video customers, digital video customers, high-speed Internet customers and telephone customers would have been approximately 5,094,000, 3,109,700, 2,852,300, and 1,273,600, respectively, as of September 30, 2008.

(a)
Our billing systems calculate the aging of customer accounts based on the monthly billing cycle for each account.  On that basis, at September 30, 2009 and 2008, "customers" include approximately 33,300 and 42,100 persons, respectively, whose accounts were over 60 days past due in payment, approximately 5,700 and 7,700 persons, respectively, whose accounts were over 90 days past due in payment, and approximately 2,500 and 3,800 persons, respectively, of which were over 120 days past due in payment.

(b)	"Basic video customers" include all residential customers who receive video cable services.

(c)
Included within "basic video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit (“EBU”) basis.  In the second quarter of 2009, we began calculating EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service rather than the most prevalent price charged as was used previously.  This EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators (“MSOs”).  As of September 30, 2008, EBUs decreased by 12,400 as a result of the change in methodology.  As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

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

For the three and nine months ended September 30, 2009, our loss from operations was $2.6 billion and $2.0 billion, respectively, and for the three and nine months ended September 30, 2008, our income from operations was $208 million and $643 million, respectively.  We had negative operating margins of 153% and 39% for the three and nine months ended September 30, 2009, respectively, and positive operating margin of 13% for each of the three and nine months ended September 30, 2008.  The decrease in income from operations and operating margins for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was principally due to impairment of franchises incurred during the third quarter of 2009 offset by increased sales of our bundled services, improved cost efficiencies and favorable litigation settlements in 2009.

We believe that the weakening economic conditions in the United States, including a continued downturn in the housing market over the past year and increases in unemployment, and continued competition have adversely affected consumer demand for our services, especially premium services, and have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business and also had a negative impact on our advertising revenue.  These conditions have affected our net customer additions and revenue growth during the first three quarters of 2009, all of which contributed to the franchise impairment charge of $2.9 billion incurred in the third quarter of 2009.  If these conditions do not improve, we believe the growth of our business and results of operations will be adversely affected and additional impairments may occur.

We have a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incur because of our high amounts of debt, and depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties.

Critical Accounting Policies and Estimates

Impairment of franchises, goodwill and other intangible assets.  We have recorded a significant amount of cost related to franchises, pursuant to which we are granted the right to operate our cable distribution network throughout our service areas.  The net carrying value of franchises as of September 30, 2009 and December 31, 2008 was approximately $4.5 billion (representing 41% of total assets) and $7.4 billion (representing 53% of total assets), respectively.  Furthermore, our noncurrent assets included approximately $68 million of goodwill as of September 30, 2009 and December 31, 2008.

Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”), requires that franchise intangible assets that meet specified indefinite-life criteria must be tested for impairment annually, or more frequently as warranted by events or changes in circumstances.  In determining whether our franchises have an indefinite-life, we considered the likelihood of franchise renewals, the expected costs of franchise renewals, and the technological state of the associated cable systems, with a view to whether or not we are in compliance with any technology upgrading requirements specified in a franchise agreement.  We have concluded that as of September 30,

2009 and December 31, 2008 substantially all of our franchises qualify for indefinite-life treatment under ASC 350.  Costs associated with franchise renewals are amortized on a straight-line basis over 10 years, which represents management’s best estimate of the average term of the franchises.  Franchise amortization expense for each of the three months ended September 30, 2009 and 2008 was approximately $0.4 million, and franchise amortization expense for each of the nine months ended September 30, 2009 and 2008 was approximately $1 million.  Other intangible assets amortization expense for the three months ended September 30, 2009 and 2008 was approximately $2 million and $1 million, respectively, and for the nine months ended September 30, 2009 and 2008 was approximately $5 million and $3 million, respectively.  The Company expects that amortization expense on franchise assets and other intangible assets will be approximately $7 million annually for each of the next five years.  Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, the application of fresh start accounting and other relevant factors.

We are required to evaluate the recoverability of our indefinite-life franchises, as well as goodwill, on an annual basis or more frequently as deemed necessary. Under ASC 350, if an asset is determined to be impaired, it is required to be written down to its estimated fair value as determined in accordance with accounting principles generally accepted in the United States (“GAAP”).  We determine estimated fair value utilizing an income approach model based on the present value of the estimated future cash flows assuming a discount rate. This approach makes use of unobservable factors such as projected revenues, expenses, capital expenditures, and a discount rate applied to the estimated cash flows. The determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows.

Franchises are aggregated into essentially inseparable asset groups to conduct the valuations.  The asset groups generally represent geographic clustering of our cable systems into groups by which such systems are managed.  Management believes that such groupings represent the highest and best use of those assets.

Franchises, for ASC 350 valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services (service marketing rights).  Fair value is determined based on the discrete estimated discounted future cash flows of each unit of accounting using assumptions consistent with internal forecasts.  The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated customer churn) and the new services added to those customers in future periods.  The sum of the present value of the franchises’ after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise.

Customer relationships, for ASC 350 valuation purposes, represent the value of the business relationship with our existing customers (less the anticipated customer churn), and are calculated by projecting future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers.  The present value of these after-tax cash flows yields the fair value of the customer relationships.  Substantially all our acquisitions occurred prior to January 1, 2002.  We did not record any value associated with the customer relationship intangibles related to those acquisitions.  For acquisitions subsequent to January 1, 2002, we did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.  Upon the effectiveness of our Plan, we will apply fresh start accounting in accordance with ASC 852-10, Reorganizations – Overall, and as such will adjust our customer relationships to reflect fair value and will also establish any previously unrecorded intangible assets at their fair values.  As such we expect the value of customer relationships to materially increase from that recorded at September 30, 2009.

Our ASC 350 valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships, and our total entity value.  The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.  Upon the effectiveness of our Plan, we will apply fresh start accounting in accordance with ASC 852-10, Reorganizations – Overall, and as such will adjust our goodwill to reflect fair value. We expect the value of our goodwill to materially increase from that recorded at September 30, 2009.

The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment.

As a result of the continued economic pressure on our customers from the recent economic downturn along with increased competition, we determined that our projected future growth would be lower than previously anticipated in our annual impairment testing in December 2008.  Accordingly, we determined that sufficient indicators existed to require us to perform an interim franchise impairment analysis as of September 30, 2009.  As of the date of the filing of this Quarterly Report on Form 10-Q, we determined that an impairment of franchises is probable and can be reasonably estimated.  Accordingly, for the quarter ended September 30, 2009, we recorded a preliminary non-cash franchise impairment charge of $2.9 billion which represents our best estimate of the impairment of our franchise assets.  We currently expect to finalize our franchise impairment analysis during the quarter ended December 31, 2009, which could result in an impairment charge that differs from the estimate.

We estimated discounted future cash flows using reasonable and appropriate assumptions including among others, penetration rates for basic and digital video, high-speed Internet, and telephone; revenue growth rates; and expected operating margins and capital expenditures.  The assumptions are derived based on our and our peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry.  The estimates and assumptions made in our valuations are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized.  The assumptions used are consistent with internal forecasts, some of which differ from the assumptions used for the annual impairment testing in December 2008 as a result of the economic and competitive environment discussed previously.  The change in assumptions reflects the lower than anticipated growth in revenues experienced during the first three quarters of 2009 and the expected reduction of future cash flows as compared to those used in the December 2008 valuations.

While economic conditions applicable at the time of the valuations indicate the combination of assumptions utilized in the valuations are reasonable, as market conditions change so will the assumptions, with a resulting impact on the valuations and consequently the impairment charge.  At September 30, 2009, a 10% and 5% decline in the estimated fair value of our franchise assets in each of our units of accounting would have increased our impairment charge by approximately $446 million and $223 million, respectively.  A 10% and 5% increase in the estimated fair value of our franchise assets in each of our units of accounting would have reduced our impairment charge by approximately $446 million and $223 million, respectively.

We have other critical accounting policies which have not changed significantly from those disclosed in our 2008 Annual Report on Form 10-K.  For a discussion of those critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008

REVENUES	$1,693	100%	$1,636	100%	$5,045	100%	$4,823	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	736	43%	710	43%	2,164	43%	2,089	43%
Selling, general and administrative	357	21%	371	23%	1,044	21%	1,059	22%
Depreciation and amortization	327	19%	332	20%	977	19%	981	21%
Impairment of franchises	2,854	169%	--	--	2,854	57%	--	--
Other operating (income) expenses, net	10	1%	15	1%	(38)	(1%)	51	1%

	4,284	253%	1,428	87%	7,001	139%	4,180	87%

Income (loss) from operations	(2,591)	(153%)	208	13%	(1,956)	(39%)	643	13%

OTHER INCOME (EXPENSES):
Interest expense, net	(206)		(478)		(885)		(1,419)
Change in value of derivatives	--		10		(4)		(1)
Reorganization items, net	(198)		--		(523)		--
Other income (expense), net	--		(4)		1		1

	(404)		(472)		(1,411)		(1,419)

Loss before income taxes	(2,995)		(264)		(3,367)		(776)

INCOME TAX BENEFIT (EXPENSE)	565		(57)		444		(174)

Consolidated net loss	(2,430)		(321)		(2,923)		(950)

Less: Net (income) loss – noncontrolling interest	1,395		(1)		1,571		(5)

Net loss – Charter shareholders	$(1,035)		$(322)		$(1,352)		$(955)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Net loss – Charter shareholders	$(2.73)		$(0.86)		$(3.57)		$(2.57)

Weighted average common shares outstanding, basic and diluted	379,066,320		374,145,243		378,718,134		371,968,952

Revenues.  Average monthly revenue per basic video customer increased to $115 for the three months ended September 30, 2009 from $106 for the three months ended September 30, 2008 and increased to $113 for the nine months ended September 30, 2009 from $104 for the nine months ended September 30, 2008.  Average monthly revenue per basic video customer represents total revenue, divided by the number of respective months, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services, offset by a decrease in basic video customers.  Asset sales in 2008 and 2009 reduced the increase in revenues for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 by approximately $5 million and $13 million, respectively.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended September 30,
	2009		2008		2009 over 2008
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$861	51%	$867	53%	$(6)	(1%)
High-speed Internet	371	22%	342	21%	29	8%
Telephone	183	11%	144	9%	39	27%
Commercial	113	6%	100	6%	13	13%
Advertising sales	64	4%	80	5%	(16)	(20%)
Other	101	6%	103	6%	(2)	(2%)

	$1,693	100%	$1,636	100%	$57	3%

	Nine Months Ended September 30,
	2009		2008		2009 over 2008
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$2,606	52%	$2,599	54%	$7	--
High-speed Internet	1,098	22%	1,009	21%	89	9%
Telephone	529	10%	399	8%	130	33%
Commercial	330	6%	289	6%	41	14%
Advertising sales	180	4%	223	5%	(43)	(19%)
Other	302	6%	304	6%	(2)	(1%)

	$5,045	100%	$4,823	100%	$222	5%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers.  Basic video customers decreased by 244,600 customers from September 30, 2008 compared to September 30, 2009, 29,700 of which were related to asset sales.  Digital video customers increased by 56,300 during the same period, reduced by asset sales with 8,800 customers.  The increases (decreases) in video revenues are attributable to the following (dollars in millions):

	Three months ended September 30, 2009 compared to three months ended September 30, 2008 Increase / (Decrease)	Nine months ended September 30, 2009 compared to nine months ended September 30, 2008 Increase / (Decrease)

Incremental video services and rate adjustments	$15	$50
Increase in digital video customers	8	35
Decrease in basic video customers	(26)	(70)
Asset sales	(3)	(8)

	$(6)	$7

Residential high-speed Internet customers grew by 151,900 customers, reduced by asset sales with 5,900 customers, from September 30, 2008 to September 30, 2009.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2009 compared to three months ended September 30, 2008 Increase / (Decrease)	Nine months ended September 30, 2009 compared to nine months ended September 30, 2008 Increase / (Decrease)

Increase in high-speed Internet customers	$20	$65
Rate adjustments and service upgrades	9	25
Asset sales	--	(1)

	$29	$89

Revenues from telephone services increased by $39 million and $130 million for the three and nine months ended September 30, 2009, respectively.  For the three and nine months ended September 30, 2009, $8 million and $21 million, respectively, of the increase was the result of higher average rates.  The remaining increase was the result of an increase of 261,000 telephone customers, reduced by asset sales with 700 customers.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increased sales of the Charter Business Bundle® primarily to small and medium-sized businesses, as well as growth in our fiber-based data services, offset by asset sales of $1 million for the nine months ended September 30, 2009.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues for the three and nine months ended September 30, 2009 decreased primarily as a result of significant decreases in revenues from the political, automotive and retail sectors.  The decrease for the three and nine months ended September 30, 2009 included $1 million and $2 million, respectively, as a result of asset sales.  For the three months ended September 30, 2009 and 2008, we received $12 million and $11 million, respectively, and for the nine months ended September 30, 2009 and 2008, we received $30 million and $25 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of franchise fees, regulatory fees, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  For the three months ended September 30, 2009 and 2008, franchise fees represented approximately 44% and 45%, respectively, of total other revenues.  For the nine months ended September 30, 2009 and 2008, franchise fees represented approximately 45% and 46%, respectively, of total other revenues.  The decrease in other revenues for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 was primarily the result of decreases in home shopping.  The decrease for each of the three and nine months ended September 30, 2009 included $1 million as a result of asset sales.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

	Three months ended September 30, 2009 compared to three months ended September 30, 2008 Increase / (Decrease)	Nine months ended September 30, 2009 compared to nine months ended September 30, 2008 Increase / (Decrease)

Programming costs	$25	$74
Maintenance costs	4	13
Vehicle costs	(4)	(12)
Franchise and regulatory costs	3	7
Other, net	1	(2)
Asset sales	(3)	(5)

	$26	$75

Programming costs were approximately $437 million and $413 million, representing 59% and 58% of total operating expenses for the three months ended September 30, 2009 and 2008, respectively, and were approximately $1.3 billion and $1.2 billion, representing 60% and 59% of total operating expenses for the nine months ended September 30, 2009 and 2008, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments and increases in amounts paid for retransmission consent, offset in part by asset sales and customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $6 million and $8 million for the three months ended September 30, 2009 and 2008, respectively, and $20 million and $25 million for the nine months ended September 30, 2009 and 2008, respectively.  We expect programming expenses to continue to increase, and at a higher rate than 2008, due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses is attributable to the following (dollars in millions):

	Three months ended September 30, 2009 compared to three months ended September 30, 2008 Increase / (Decrease)	Nine months ended September 30, 2009 compared to nine months ended September 30, 2008 Increase / (Decrease)

Marketing costs	$(7)	$--
Employee costs	(4)	(9)
Stock compensation costs	(2)	(1)
Other, net	--	(1)
Asset sales	(1)	(4)

	$(14)	$(15)

Depreciation and amortization. Depreciation and amortization expense decreased by $5 million and $4 million for the three and nine months ended September 30, 2009 compared to September 30, 2008, respectively, primarily the result of certain assets becoming fully depreciated, offset by depreciation on capital expenditures.

Impairment of franchises.  As a result of the continued economic pressure on our customers from the recent economic downturn along with increased competition, we determined that our projected future growth would be lower than previously anticipated in our annual impairment testing in December 2008.  Accordingly, we determined that sufficient indicators existed to require us to perform an interim franchise impairment analysis as of September

30, 2009.  As of the date of the filing of this Quarterly Report on Form 10-Q, we determined that an impairment of franchises is probable and can be reasonably estimated.  Accordingly, for the quarter ended September 30, 2009, we recorded a preliminary non-cash franchise impairment charge of $2.9 billion which represents our best estimate of the impairment of our franchise assets.  We currently expect to finalize our franchise impairment analysis during the quarter ended December 31, 2009, which could result in an impairment charge that differs from the estimate.

Other operating (income) expenses, net.  For the three months ended September 30, 2009 compared to September 30, 2008, the decrease in other operating expense was primarily attributable to a decrease in unfavorable litigation settlements.  For the nine months ended September 30, 2009 compared to September 30, 2008, the increase in other operating income was primarily attributable to favorable litigation settlements in 2009, as opposed to unfavorable litigation settlements in 2008.  For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three months ended September 30, 2009 compared to September 30, 2008, net interest expense decreased by $272 million, and for the nine months ended September 30, 2009 compared to September 30, 2008, net interest expense decreased by $534 million. Because we filed for Chapter 11 bankruptcy on March 27, 2009, we no longer accrue interest on debt subject to compromise effective March 27, 2009, except on CCH II debt, as we intend to pay the interest under the Plan.  As such, interest expense for the remainder of 2009 will decrease as compared to 2008. The amount of contractual interest expense not recorded for the three and nine months ended September 30, 2009 was approximately $206 million and $421 million, respectively.

Change in value of derivatives. Interest rate swaps were held to manage our interest costs and reduce our exposure to increases in floating interest rates.  We expensed the change in fair value of derivatives that did not qualify for hedge accounting and cash flow hedge ineffectiveness on interest rate swap agreements.  Upon filing for Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements terminated the underlying contracts and, upon emergence from bankruptcy, will receive payment for the market value of the interest rate swap agreement as measured on the date the counterparties terminated.  Additionally, certain provisions of our 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes and marked to fair value at the end of each reporting period.  At September 30, 2009 and December 31, 2008, the fair value of the embedded derivatives was de minimus.  Change in value of derivatives consists of the following for the three and nine months ended September 30, 2009 and 2008 (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Interest rate swaps	$--	$(7)	$(4)	$(1)
Embedded derivatives from
convertible senior notes	--	17	--	--

	$--	$10	$(4)	$(1)

Reorganizations items, net.  Reorganization items, net of $198 million and $523 million for the three and nine months ended September 30, 2009 represent items of income, expense, gain or loss that we realized or incurred because we are in reorganization under Chapter 11 of the U.S. Bankruptcy Code.  For more information, see Note 2 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax benefit (expense).  Income tax benefit for the three and nine months ended September 30, 2009 was realized as a result of the decreases in certain deferred tax liabilities related to our investment in Charter Holdco and certain of our subsidiaries, attributable to the write-down of franchise assets for financial statement purposes and not for tax purposes.  However, the actual tax provision calculations in future periods will be the result of current and future temporary differences, as well as future operating results.  Income tax benefit for the three and nine months ended September 30, 2009 included $625 million of deferred tax benefit related to the impairment of franchises.  Income tax expense was recognized for the three and nine months ended September 30, 2009 and 2008, through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our subsidiaries, in addition to current federal and state income tax expense.

Net (income) loss – noncontrolling interest.  Noncontrolling interest increased $1.4 billion for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and increased $1.6 billion for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Noncontrolling interest represents the allocation of income to Mr. Paul G. Allen’s, Charter’s chairman and primary shareholder, 5.6% membership interests in CC VIII, LLC (“CC VIII”) and effective January 1, 2009, the allocation of losses to Mr. Allen’s noncontrolling interest in Charter Holdco.  The increase is the result of the adoption on January 1, 2009 of ASC 810-10, Consolidation – Overall (“ASC 810-10”), which requires losses to be allocated to noncontrolling interest even when such interest is in a deficit position.

Net loss – Charter shareholders. Net loss – Charter shareholders increased by $713 million, or 221%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and by $397 million, or 42% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily as a result of the impairment of franchises offset by the adoption of ASC 810-10.  The impact to net loss for the three and nine months ended September 30, 2009 of the impairment of franchises, net of tax, was to increase net loss by $900 million.

Loss per common share. During the three months ended September 30, 2009 compared to the three months ended September 30, 2008, net loss per common share increased by $1.87, or 217%, and during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, net loss per common share increased by $1.00, or 39%, as a result of the factors described above.

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

The filing was made to allow us to implement a restructuring pursuant to a pre-arranged joint plan of reorganization (as amended, the “Plan”) aimed at improving our capital structure. The Plan essentially provides for a balance sheet restructuring that will leave intact our operations.

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

On October 15, 2009, the Bankruptcy Court provided a preliminary ruling indicating that the Plan would be confirmed in the next several weeks.  The Bankruptcy Court also indicated that it would rule in favor of the reinstatement of certain of our debt.  We expect to cause the Plan to go effective soon after the Bankruptcy Court enters the confirmation order.

The Plan is expected to be funded with cash on hand, cash from operations, an exchange of debt of CCH II, LLC (“CCH II”) for other debt at CCH II (the “Notes Exchange”), the issuance of additional debt (the “New Debt Commitment”), and the proceeds of an equity offering (the “Rights Offering”).  In addition to separate restructuring agreements entered into with certain holders of certain of our subsidiaries’ notes (the “Noteholders”) pursuant to which Charter expects to implement the Plan (as amended, the “Restructuring Agreements”), the Noteholders have entered into commitment letters (the “Commitment Letters”), pursuant to which they have agreed to exchange and/or purchase, as applicable, certain securities of Charter, as described in more detail below.  The holders of the CCH II notes have made their elections in the Notes Exchange.  As a result of the Notes Exchange, CCH II will exchange approximately $1.5 billion of old CCH II notes for new CCH II notes on the effective date of the Plan should the Bankruptcy Court ultimately approve the Plan and the Plan becomes effective.  The Rights Offering has also been concluded resulting in holders of CCH I, LLC (“CCH I”) notes electing to purchase approximately $1.6 billion of Charter’s new Class A Common Stock and certain of the Noteholders electing to exercise an overallotment option to purchase an additional approximately $40 million of Charter’s new Class A Common Stock.  The Rights Offering will close on the effective date of the Plan should the Bankruptcy Court ultimately approve the Plan and the Plan becomes effective.  The Plan would result in the reduction of Charter’s debt by approximately $8 billion.

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

The period for electing to participate in the Rights Offering has expired.  Under the Rights Offering, Charter offered to existing holders of senior notes of CCH I Notes that are accredited investors (as defined in Regulation D promulgated under the Securities Act) or qualified institutional buyers (as defined under Rule 144A of the Securities Act), the right (the “Rights”) to purchase shares of the new Class A Common Stock of Charter, to be issued upon our emergence from bankruptcy, in exchange for a cash payment at a discount to the equity value of Charter upon emergence.  Upon emergence from bankruptcy, Charter’s new Class A Common Stock is not expected to be listed on any public or over-the-counter exchange or quotation system and will be subject to transfer restrictions.  It is expected, however, that we will thereafter apply for listing of Charter’s new Class A Common Stock on the NASDAQ Stock Market as provided in a term sheet describing the Plan (the “Term Sheet”).  The Rights Offering is expected to generate proceeds of up to approximately $1.6 billion and will be used to pay holders of CCH II Notes that do not participate in the Notes Exchange, repayment of certain amounts relating to the satisfaction of certain swap agreement claims against Charter Communications Operating, LLC (“Charter Operating”) and for general corporate purposes.

The Restructuring Agreements further contemplate that upon the effective date of the Plan (i) CCO Holdings, LLC’s (“CCO Holdings”) and Charter Operating’s notes and credit facilities will remain outstanding, (ii) holders of notes issued by CCH II will receive New CCH II Notes pursuant to the Notes Exchange and/or cash, (iii) holders of notes issued by CCH I, LLC will receive shares of Charter’s new Class A Common Stock, (iv) holders of notes issued by CCH I Holdings, LLC (“CIH”) will receive warrants to purchase shares of Charter’s new Class A Common Stock, (v) holders of notes of Charter Holdings will receive warrants to purchase shares of Charter’s new Class A Common Stock, (vi) holders of convertible notes issued by Charter will receive cash and preferred stock issued by Charter,  (vii) holders of existing common stock will not receive any amounts on account of their common stock, which will be cancelled, and (viii) trade creditors will continue to be paid in full.  In addition, as part of the Plan, it is expected that consideration will be paid by holders of CCH I Notes to other entities participating in the financial restructuring.  The recoveries summarized above are more fully described in the Plan.

Pursuant to a separate restructuring agreement among Charter, Mr. Allen, and an entity controlled by Mr. Allen (as amended, the “Allen Agreement”), in settlement of their rights, claims and remedies against Charter and its subsidiaries, and in addition to any amounts received by virtue of their holding any claims of the type set forth above, upon the effective date of the Plan, Mr. Allen or his affiliates will be issued a number of shares of the new Class B Common Stock of Charter equal to 2% of the equity value of Charter, after giving effect to the Rights Offering, but prior to issuance of warrants and equity-based awards provided for by the Plan and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.   Each share of new Class B Common Stock will be convertible, at the option of the holder, into one share of new Class A Common Stock, and will be subject to significant restrictions on transfer.  Certain holders of new Class A Common Stock and new Class B Common Stock will receive certain customary registration rights with respect to their shares.  Upon the effective date of the Plan, Mr. Allen or his affiliates will also receive (i) warrants to purchase shares of new Class A Common Stock of Charter in an aggregate amount equal to 4% of the equity value of reorganized Charter, after giving effect to the Rights Offering, but prior to the issuance of warrants and equity-based awards provided for by the Plan, (ii) $85 million principal amount of New CCH II Notes, (iii) $25 million in cash for amounts owing to Charter Investment, Inc. (“CII”) under a management agreement, (iv) $20 million in cash for reimbursement of fees and expenses in connection with the Plan, and (v) an additional $150 million in cash.  The warrants described above shall have an exercise price per share based on a total equity value equal to the sum of the equity value of reorganized Charter, plus the gross proceeds of the Rights Offering, and shall expire seven years after the date of issuance.  In addition, on the effective date of the Plan, CII will retain a 1% equity interest in reorganized Charter Holdco and a right to exchange such interest into new Class A Common Stock of Charter. Further, Mr. Allen will transfer his preferred equity interest in CC VIII to Charter.

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
•
the effective date of the Plan (the “Effective Date”) shall not have occurred on or before November 12, 2009; except that in the case that certain consents, approvals or waivers required to be obtained from governmental authorities have not been obtained on or before November 12, 2009, and all other conditions precedent to the Effective Date shall have been satisfied before November 12, 2009 or waived by the Requisite Holders (other than those conditions that by their nature are to be satisfied on the Effective Date), the Effective Date shall not have occurred on or before December 15, 2009;

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

The Allen Agreement contains similar provisions to those provisions of the Restructuring Agreements.  There is no assurance that the treatment of creditors outlined above will not change significantly.  For example, because the Plan is contingent on reinstatement of the credit facilities and certain notes of Charter Operating and CCO Holdings, failure to ultimately reinstate such debt, notwithstanding the Bankruptcy Court’s indication that it intends to rule in favor of reinstatement, would require Charter to revise the Plan.  Moreover, if reinstatement does not ultimately occur and current capital market conditions persist, we may not be able to secure adequate new financing and the cost of new financing would likely be materially higher.

The above summary of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement is qualified in its entirety by the full text of the Restructuring Agreements, Commitment Letters, Term Sheet and Allen Agreement copies of which were originally filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to our 2008 Annual Report on Form 10-K.  The Plan was filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2009.  The form of amendments to the Restructuring Agreements and Allen Agreement are filed herewith as Exhibits 10.1 to 10.8 to this Form 10-Q.   See “Part II. Item 1A - Risk Factors – Risks Relating to Bankruptcy.”

Interest Payments

Two of our subsidiaries, CIH and Charter Holdings, did not make scheduled payments of interest due on January 15, 2009 (the “January Interest Payment”) on certain of their outstanding senior notes (the “Overdue Payment Notes”).  Each of the respective governing indentures (the “Indentures”) for the Overdue Payment Notes permits a 30-day grace period for such interest payments through (and including) February 15, 2009.  On February 11, 2009, in connection with the Commitment Letters and Restructuring Agreements, Charter and certain of its subsidiaries also entered into an Escrow Agreement with members of the ad-hoc committee of holders of the Overdue Payment Notes (“Ad-Hoc Holders”) and Wells Fargo Bank, National Association, as Escrow Agent (the “Escrow Agreement”).  On February 13, 2009, Charter paid the full amount of the January Interest Payment to the Paying Agent for the Ad-Hoc Holders on their Overdue Payment Notes, which constitutes payment under the Indentures.  As required under the Indentures, Charter set a special record date for payment of such interest payments of February 28, 2009.  Under the Escrow Agreement, the Ad-Hoc Holders agreed to deposit into an escrow account the amounts they received in respect of the January Interest Payment (the "Escrow Amount") and the Escrow Agent will hold such amounts subject to the terms of the Escrow Agreement.  Under the Escrow Agreement, if the transactions contemplated by the Restructuring Agreements are consummated on or before December 15, 2009 or such transactions are not consummated on or before December 15, 2009 due to material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then the Ad-Hoc Holders will be entitled to receive their pro-rata share of the Escrow Amount.  If the transactions contemplated by the Restructuring Agreements are not consummated on or prior to December 15, 2009 for any reason other than material breach of the Restructuring Agreements by Charter or its direct or indirect subsidiaries, then Charter, Charter Holdings, CIH or their designee shall be entitled to receive the Escrow Amount.  No amount has been recorded on our condensed consolidated balance sheet for the Escrow Amount.

Charter Operating Revolving Credit Facility

We have utilized $1.4 billion of the $1.5 billion revolving credit facility under our Amended and Restated Credit Agreement, dated as of March 18, 1999, as amended and restated as of March 6, 2007 (the “Credit Agreement”).  Upon filing bankruptcy, Charter Operating no longer has access to the revolving feature of its revolving credit facility.  Reinstatement of the Credit Agreement will result in the revolving credit facility remaining in place with its original terms except its revolving feature.

Historical Operating, Investing and Financing Activities

Cash and Cash Equivalents.  We held $1.1 billion in cash and cash equivalents as of September 30, 2009 compared to $960 million as of December 31, 2008.

Operating Activities. Net cash provided by operating activities increased $598 million from $410 million for the nine months ended September 30, 2008 to $1.0 billion for the nine months ended September 30, 2009, primarily as a result of a decrease of $556 million in cash paid for interest, and revenues increasing at a faster rate than cash expenses.  These amounts were partially offset by cash reorganization items of $368 million for the nine months ended September 30, 2009.

Investing Activities. Net cash used in investing activities was $841 million and $980 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease is primarily due to a decrease of $119 million in purchases of property, plant, and equipment.

Financing Activities. Net cash used in financing activities was $52 million for the nine months ended September 30, 2009 and net cash provided by financing activities was $1.1 billion for the nine months ended September 30, 2008.  The decrease in cash provided during the nine months ended September 30, 2009 as compared to the corresponding period in 2008, was primarily the result of no borrowings of long-term debt in 2009.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $819 million and $938 million for the nine months ended September 30, 2009 and 2008, respectively.  See the table below for more details.

Our capital expenditures are funded primarily from cash on hand and cash flows from operating activities.  In addition, our liabilities related to capital expenditures decreased $18 million and $41 million for the nine months ended September 30, 2009 and 2008 compared to year end, respectively.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2009 and 2008 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Customer premise equipment (a)	$152	$157	$460	$480
Scalable infrastructure (b)	46	52	141	185
Line extensions (c)	18	19	49	63
Upgrade/Rebuild (d)	6	8	20	37
Support capital (e)	57	52	149	173

Total capital expenditures	$279	$288	$819	$938

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

As of September 30, 2009 and December 31, 2008, our total debt was approximately $21.6 billion and $21.7 billion, respectively, of which approximately $11.7 billion is classified as not subject to compromise as of September 30, 2009.  As of September 30, 2009 and December 31, 2008, the weighted average interest rate on the credit facility debt, all of which was included in debt not subject to compromise, was approximately 6.4% and 5.5%, respectively, including 2% penalty interest as of September 30, 2009.  As of September 30, 2009 and December 31, 2008, the weighted average interest rate on the high-yield notes not subject to compromise was approximately 10.8% and 8.8%, respectively, including 2% penalty interest as of September 30, 2009.  As of September 30, 2009 and December 31, 2008 the weighted average interest rate on the CCH II notes included in debt subject to compromise, but on which we intend to pay interest as part of the Plan was approximately 12.3% and 10.3%, respectively, including 2% penalty interest as of September 30, 2009.  As of September 30, 2009, the interest rate on approximately 27% of the total principal amount of our debt not subject to compromise was fixed.  Upon filing for Chapter 11 bankruptcy, the interest rate hedge agreements were terminated.  For more information, see Note 9 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about March 16, 2009, Gerald Paul Bodet, Jr. filed, but did not appropriately serve, a class action against Charter and Charter Holdco (Gerald Paul Bodet, Jr. v. Charter Communications, Inc. and Charter Communications Holding Company, LLC).  Plaintiff alleges that the defendants violated the Sherman Act and Louisiana Unfair Trade Practices Act by tying the provision of premium cable programming to the purchase or rental of a set top box from us.  A similar suit, Derrick Lebryk and Nicholas Gladson v. Charter Communications, Inc., Charter Communications Holding Company, LLC, CCHC, LLC and Charter Communications Holding, LLC, was filed on June 26, 2009, in the United States District Court for the Southern District of Illinois.  We understand similar claims have been made against other multiple system cable operators.  At the appropriate time, Charter and Charter Holdco intend to deny any liability, are advised that they have substantial defenses, and intend to vigorously defend this case.

On March 27, 2009, JPMorgan Chase Bank, N.A., for itself and as Administrative Agent under the Credit Agreement, filed an adversary proceeding (the “JPMorgan Adversary Proceeding”) in Bankruptcy Court against Charter Operating and CCO Holdings seeking a declaration that there have been events of default under the Credit Agreement.  Such a judgment may prevent Charter Operating and CCO Holdings from reinstating the terms and provisions of the Credit Agreement through the bankruptcy proceeding.  On April 10, 2009, Charter Operating and CCO Holdings filed a motion to dismiss (the “Motion to Dismiss”) the JPMorgan Adversary Proceeding and argued that dismissal was proper because the JPMorgan Adversary Proceeding (i) is a core proceeding that is properly heard by the Bankruptcy Court; and (ii) fails to state a claim for default under the Credit Agreement.  On May 5, 2009, the Bankruptcy Court ruled that the JPMorgan Adversary Proceeding is a core proceeding.   The JPMorgan Adversary Proceeding is being decided by the Bankruptcy Court as a part of the hearing that began on July 20, 2009 and concluded on October 1, 2009 to consider the confirmation of the Plan.    On October 15, 2009, the Bankruptcy Court held a hearing at which the judge read into the record his preliminary ruling in favor of Charter in the JPMorgan Adversary Proceeding and indicated that a final order would be entered in the next several weeks.

We are also aware of three suits filed by holders of securities issued by us or our various subsidiaries.  Key Colony Fund, LP v. Charter Communications, Inc and Paul W. Allen (sic), was filed on or about February 26, 2009 in the Circuit Court of Pulaski County, Arkansas and alleges violations of the Arkansas Deceptive Trade Practices Act and fraud.  Similarly, Clifford James Smith v. Charter Communications, Inc. and Paul Allen, was filed in the United States District Court for the Central District of California on May 26, 2009.  Mr. Smith claims to have purchased Charter common stock in late 2007, resulting in the loss of the value of his stock.  Herb Lair, Iron Workers Local No. 25 Pension Fund, et. al. v. Neil Smit, Eloise Schmitz, and Paul G. Allen was filed in the United States District Court for the Eastern District of Arkansas on June 1, 2009.  Mr. Smit and Ms. Schmitz are the Chief Executive Officer and Chief Financial Officer, respectively, of Charter.  Mr. Lair, who seeks to represent a class of plaintiffs who acquired Charter stock between October 23, 2006 and February 12, 2009, claims he and others similarly situated were misled by statements by Ms. Schmitz, Mr. Smit, and/or Mr. Allen.  Charter denies the allegations made by the plaintiffs in these matters and intends to vigorously contest these cases.

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

To emerge successfully from Chapter 11 bankruptcy protection as a viable entity, we, like any debtor, must obtain approval of a plan of reorganization from our creditors, confirmation of the plan through the Bankruptcy Court and successfully implement this confirmed plan.  The foregoing process requires us to (a) meet certain statutory requirements with respect to the adequacy of disclosure with respect to the Plan, (b) solicit and obtain creditor acceptances of the Plan and (c) fulfill other statutory conditions with respect to plan confirmation.  The hearing before the Bankruptcy Court concerning confirmation of the Plan commenced July 20, 2009 and concluded on October 1, 2009.  On October 15, 2009, the Bankruptcy Court announced in open court that its order to be issued within the next several weeks would provide for confirmation of the Plan.

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

We will seek under the Plan to reinstate and render unimpaired certain classes of claims based on notes and credit facilities pursuant to section 1124 of the Bankruptcy Code.  The creditor banks and/or other interested parties are challenging reinstatement and unimpairment.  In particular, the JPMorgan Adversary Proceeding was commenced seeking a declaratory judgment that certain defaults and events of default have occurred and are continuing under the Credit Agreement.  JPMorgan, the Administrative Agent under the Credit Agreement, contends that the alleged existence of such defaults and events of default prevent reinstatement of the claims arising under the Credit Agreement, and other parties have asserted that the alleged defaults and events of default would prevent the notes issued by Charter Operating and CCO Holdings and CCO Holding’s credit facility from being reinstated.  Such parties have made additional arguments against reinstatement including that the Plan results in a change of control as defined in the governing debt agreements.  Because the Plan is contingent on reinstatement and unimpairment, failure to reinstate the credit facilities, indentures and certain notes would require us to revise or abandon the Plan.  Moreover, if reinstatement and unimpairment does not occur and current capital market conditions persist, we may not be able to secure adequate new financing and the cost of any such new financing would likely be materially higher. On October 15, 2009, the Bankruptcy Court indicated that its order to be issued within the next several weeks would provide for the reinstatement of the notes issued by Charter Operating and CCO Holdings, the Credit Agreement and the CCO Holdings’ credit facility.

If the Plan is not ultimately confirmed, it is unclear whether we would be able to reorganize our businesses and what, if any, distributions holders of claims against or holders of our common stock or other equity interests ultimately would receive with respect to their claims or equity interests. There also can be no assurance that we will be able to successfully develop, prosecute, confirm, and consummate an alternative plan of reorganization with respect to the Chapter 11 Cases that is acceptable to the Bankruptcy Court and our creditors, equity holders and other parties in interest. Additionally, it is possible that third parties may seek and obtain approval to terminate or shorten the exclusivity period during which only we may propose and confirm a plan of reorganization. Finally, our emergence from bankruptcy is not assured. While we expect to emerge from bankruptcy in the future, there can be no assurance that we will successfully reorganize or when this reorganization will occur.

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
•
the Effective Date shall not have occurred on or before November 12, 2009, except that in the case that certain consents, approvals or waivers required to be obtained from governmental authorities have not been obtained on or before November 12, 2009, and all other conditions precedent to the Effective Date shall have been satisfied before November 12, 2009 or waived by the Requisite Holders (other than those conditions that by their nature are to be satisfied on the Effective Date), the Effective Date shall not have occurred on or before December 15, 2009;

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

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $8.9 billion as of September 30, 2009. Our ability to deduct net operating loss carryforwards will be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our bankruptcy and would be reduced by the amount of any cancellation of debt income resulting from the Plan that is allocable to Charter.  See “—For tax purposes, it is anticipated that we will experience a deemed ownership change upon emergence from Chapter 11 bankruptcy, resulting in a material limitation on our future ability to use a substantial amount of our existing net operating loss carryforwards.”

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

While we expect the terms of our emergence from bankruptcy will reflect our filed Plan, there is no assurance that we will be able to consummate the Plan, which is subject to numerous closing conditions.  For example, because the Plan is contingent on reinstatement of the credit facilities and certain of CCO Holdings’ and Charter Operating’s notes, failure to ultimately reinstate such debt, notwithstanding the Bankruptcy Court’s indication that it intends to rule in favor of reinstatement, would require us to revise the Plan.  Moreover, if reinstatement does not ultimately occur and current capital market conditions persist, we may not be able to secure adequate new financing and the cost of new financing would likely be materially higher.  In addition, as set forth above, a Chapter 11 proceeding is subject to numerous factors which could interfere with our ability to effectuate the Plan.

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

Telephone companies, including AT&T and Verizon, and utility companies can offer video and other services in competition with us, and we expect they will increasingly do so in the future.  Upgraded portions of these networks carry two-way video and data services and digital voice services that are similar to ours.  In the case of Verizon, high-speed data services operate at speeds as high as or higher than ours.  These services are offered at prices similar to those for comparable Charter services.  Based on our internal estimates, we believe that AT&T and Verizon are offering these services in areas serving approximately 24% to 28% of our estimated homes passed as of September 30, 2009 and we have experienced increased customer losses in these areas.  AT&T and Verizon have also launched campaigns to capture more of the MDU market.  Additional upgrades and product launches are expected in markets in which we operate. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL.  DSL service is competitive with high-speed Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer.  In addition, in many of our markets, these companies have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates.  These service bundles substantially resemble our bundles.  Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies and other carriers.

The existence of more than one cable system operating in the same territory is referred to as an overbuild.  Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition.  Based on internal estimates and excluding telephone companies, as of September 30, 2009, we are aware of traditional overbuild situations impacting approximately 8% to 9% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 1% of our estimated homes passed.  Additional overbuild situations may occur in other systems.

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

We cannot assure you that the services we provide will allow us to compete effectively.  Additionally, as we expand our offerings to include other telecommunications services, and to introduce new and enhanced services, we will be subject to competition from other providers of the services we offer.  The impacts of competition to our revenue growth in 2009 along with its expected impact to future revenue growth contributed to the franchise impairment charge of $2.9 billion incurred in the third quarter of 2009.  Competition may further reduce our expected growth of future cash flows and additional impairments may occur.  We cannot predict the extent to which competition may affect our business and results of operations.

Economic conditions in the United States may adversely impact the growth of our business.

We believe that the weakening economic conditions in the United States, including a continued downturn in the housing market over the past year and increases in unemployment, have adversely affected consumer demand for our services, especially premium services, and have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business and also had a negative impact on our advertising revenue.  These conditions have affected our net customer additions and revenue growth during the first three quarters of 2009, all of which contributed to the franchise impairment charge of $2.9 billion incurred in the third quarter of 2009.  If these conditions do not improve, we believe the growth of our business and results of operations will be adversely affected and additional impairments may occur.

For tax purposes, it is anticipated that we will experience a deemed ownership change upon emergence from Chapter 11 bankruptcy, resulting in a material limitation on our future ability to use a substantial amount of our existing net operating loss carryforwards.

As of September 30, 2009, we have approximately $8.9 billion of federal tax net operating losses, resulting in a gross deferred tax asset of approximately $3.1 billion, expiring in the years 2009 through 2028.  In addition, we also have state tax net operating losses, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $331 million, generally expiring in years 2009 through 2028.  Due to uncertainties in projected future taxable income and our bankruptcy filing, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for deferred benefits available to offset certain deferred tax liabilities.

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

Risks Related to Regulatory and Legislative Matters

Increasing regulation of our Internet service product adversely affect our ability to provide new products and services.

There has been continued advocacy by certain Internet content providers and consumer groups for new federal laws or regulations to adopt so-called “net neutrality” principles limiting the ability of broadband network owners (like us) to manage and control their own networks.  In August 2005, the FCC issued a nonbinding policy statement identifying four principles to guide its policymaking regarding high-speed Internet and related services.  These principles provide that consumers are entitled to:  (i) access lawful Internet content of their choice; (ii) run applications and services of their choice, subject to the needs of law enforcement; (iii) connect their choice of legal devices that do not harm the network; and (iv) enjoy competition among network providers, application and service providers, and content providers.  In August 2008, the FCC issued an order concerning one Internet network management practice in use by another cable operator, effectively treating the four principles as rules and ordering a change in network management practices.  This decision is on appeal.  In October 2009, the FCC released a Notice of Proposed Rulemaking seeking additional comment on draft rules to codify these principles and to consider further network neutrality requirements.  This Rulemaking and additional proposals for new legislation could impose additional obligations on high-speed Internet providers.   Any such rules or statutes could limit our ability to manage our cable systems (including use for other services), to obtain value for use of our cable systems and respond to competitive competitions.

Item 6.	Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

Dated: November 9, 2009	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President, Controller and
Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*	Form of Amendment to Restructuring Agreements.
10.2*	Amendment to Restructuring Agreement by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc.
10.3*	Form of Second Amendment to Restructuring Agreements.
10.4*	Second Amendment to Restructuring Agreement by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc.
10.5*	Form of Third Amendment to Restructuring Agreements.
10.6*	Third Amendment to Restructuring Agreement by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc.
10.7*	Form of Fourth Amendment to Restructuring Agreements.
10.8*	Fourth Amendment to Restructuring Agreement by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Document attached

E-1