Form 10-Q
period 2010-03-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2010-05-06
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

Number of shares of Class A common stock outstanding as of March 31, 2010: 112,481,877
Number of shares of Class B common stock outstanding as of March 31, 2010: 2,241,299

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended March 31, 2010

This quarterly report on Form 10-Q is for the three months ended March 31, 2010.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this quarterly report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report.  In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Risk Factors" under Part II, Item 1A and the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC.  Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity," “tentative” and "potential," among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	Successor
	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$221	$709
Restricted cash and cash equivalents	33	45
Accounts receivable, less allowance for doubtful accounts of $21 and $11, respectively	223	248
Prepaid expenses and other current assets	69	69
Total current assets	546	1,071

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	6,859	6,833
Franchises, net	5,272	5,272
Customer relationships, net	2,251	2,335
Goodwill	951	951
Total investment in cable properties, net	15,333	15,391

OTHER NONCURRENT ASSETS	320	196

Total assets	$16,199	$16,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$958	$898
Current portion of long-term debt	--	70
Total current liabilities	958	968

LONG-TERM DEBT	12,762	13,252
OTHER LONG-TERM LIABILITIES	710	520
TEMPORARY EQUITY	6	1

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
112,481,877 and 112,576,872 shares issued and outstanding, respectively	--	--
Class B common stock; $.001 par value; 25 million shares authorized;
2,241,299 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	1,737	1,913
Retained earnings	26	2
Total Charter shareholders’ equity	1,763	1,915

Noncontrolling interest	--	2
Total shareholders’ equity	1,763	1,917

Total liabilities and shareholders’ equity	$16,199	$16,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Unaudited

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009

REVENUES	$1,735	$1,662

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	751	713
Selling, general and administrative	352	344
Depreciation and amortization	369	321
Other operating (income) expenses, net	12	(50)

	1,484	1,328

Income from operations	251	334

OTHER EXPENSES:
Interest expense, net (excluding unrecorded contractual interest expense of $9 in 2009)	(204)	(463)
Reorganization items, net	(4)	(141)
Other expenses, net	--	(3)

	(208)	(607)

Income (loss) before income taxes	43	(273)

INCOME TAX EXPENSE	(19)	(61)

Consolidated net income (loss)	24	(334)

Less: Net loss – noncontrolling interest	--	129

Net income (loss) – Charter shareholders	$24	$(205)

EARNINGS (LOSS) PER COMMON SHARE – CHARTER SHAREHOLDERS:

Basic	$0.21	$(0.54)

Diluted	$0.21	$(0.54)

Weighted average common shares outstanding, basic	113,020,967	378,095,547

Weighted average common shares outstanding, diluted	114,883,134	378,095,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$24	$(334)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	369	321
Noncash interest expense	18	15
Noncash reorganization items, net	--	108
Deferred income taxes	16	59
Other, net	7	16
Changes in operating assets and liabilities:
Accounts receivable	25	34
Prepaid expenses and other assets	--	(78)
Accounts payable, accrued expenses and other	71	46

Net cash flows from operating activities	530	187

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(310)	(269)
Change in accrued expenses related to capital expenditures	(15)	(27)
Other, net	(5)	4

Net cash flows from investing activities	(330)	(292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(667)	(17)
Payments for debt issuance costs	(31)	--
Other, net	(2)	(2)

Net cash flows from financing activities	(700)	(19)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(500)	(124)
CASH AND CASH EQUIVALENTS, beginning of period	754	960

CASH AND CASH EQUIVALENTS, end of period	$254	$836

CASH PAID FOR INTEREST	$152	$221

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.	Organization and Basis of Presentation

Organization

Charter Communications, Inc. ("Charter") is a holding company whose principal asset at March 31, 2010 is a 100% common equity interest in Charter Communications Holding Company, LLC ("Charter Holdco"). Charter Holdco is the sole owner of Charter’s subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

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

Effective December 1, 2009, the Company applied fresh start accounting which requires assets and liabilities to be reflected at fair value as of that date. The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Charter and its subsidiaries for periods following November 30, 2009 (“Successor”), and of Charter and its subsidiaries for the periods prior to November 30, 2009 (“Predecessor”).

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

Certain prior year amounts have been reclassified to conform with the 2010 presentation.

2.           Emergence from Reorganization Proceedings

On March 27, 2009, the Company and certain affiliates filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) to reorganize under Chapter 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases were jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435.  On May 7, 2009, the Company filed a Joint Plan of Reorganization (the "Plan") and a related disclosure statement with the Bankruptcy Court.  The Plan was confirmed by order of the Bankruptcy Court on November 17, 2009 (“Confirmation Order”), and became effective on November 30, 2009 (the “Effective Date”), the date on which the Company emerged from protection under Chapter 11 of the Bankruptcy Code.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Upon the Company’s emergence from bankruptcy, the Company adopted fresh start accounting. This resulted in the Company becoming a new entity on December 1, 2009, with a new capital structure, a new accounting basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses. Accordingly, the consolidated financial statements on or after December 1, 2009 are not comparable to the consolidated financial statements prior to that date. The financial statements for the periods prior to November 30, 2009 do not include the effect of any changes in the Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

Restricted cash is included in cash and cash equivalents on the accompanying condensed consolidated statements of cash flows.  Approximately $12 million of restricted cash held in an escrow account established in bankruptcy proceedings was used to pay for professional services for the three months ended March 31, 2010.

3.           Franchises, Goodwill and Other Intangible Assets

As of March 31, 2010 and December 31, 2009, indefinite-lived and finite-lived intangible assets are presented in the following table:

	March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$5,272	$--	$5,272	$5,272	$--	$5,272
Goodwill	951	--	951	951	--	951
Trademarks	158	--	158	158	--	158

	$6,381	$--	$6,381	$6,381	$--	$6,381

Finite-lived intangible assets:
Customer relationships	$2,363	$112	$2,251	$2,363	$28	$2,335
Other intangible assets	38	2	36	33	--	33
	$2,401	$114	$2,287	$2,396	$28	$2,368

Amortization expense related to customer relationships and other intangible assets for the three months ended March 31, 2010 (Successor) and 2009 (Predecessor) was approximately $86 million and $2 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

9 months ended December 31, 2010	$252
2011	311
2012	286
2013	260
2014	234
2015	208
Thereafter	736

$2,287

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

4.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Accounts payable – trade	$132	$113
Accrued capital expenditures	31	46
Accrued expenses:
Programming costs	283	270
Interest	124	90
Compensation	102	102
Franchise-related fees	48	53
Other	238	224

	$958	$898

5.           Long-Term Debt

Long-term debt consists of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCH II, LLC:
13.5% senior notes due November 15, 2016	$1,766	$2,083	$1,766	$2,092
CCO Holdings, LLC:
8.75 % senior notes due November 15, 2013	800	811	800	812
Credit facility	350	306	350	304
Charter Communications Operating, LLC:
8% senior second-lien notes due April 30, 2012	1,100	1,118	1,100	1,120
8.375% senior second-lien notes due April 30, 2014	770	778	770	779
10.875% senior second-lien notes due September 15, 2014	546	599	546	601
Credit facilities	7,510	7,067	8,177	7,614
Total Debt	$12,842	$12,762	$13,509	$13,322
Less: Current Portion	--	--	70	70
Long-Term Debt	$12,842	$12,762	$13,439	$13,252

The accreted values presented above represent the fair value of the notes as of the Effective Date, plus accretion to the balance sheet dates. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. It is management’s intent to fund the repayments of debt schedule to mature during the next 12 months from borrowings on the Company’s revolving credit facility. The accompanying condensed consolidated balance sheets reflect this intent by presenting all debt balances as long-term as of March 31, 2010.

On March 31, 2010, Charter Communications Operating, LLC (“Charter Operating”) entered into an amended and restated credit agreement.  The refinancing resulted in a loss on extinguishment of debt for the three months ended March 31, 2010 of approximately $1 million recorded in other expense, net.  Under the amended and restated credit agreement, the Charter Operating credit facilities consist of the following as of March 31, 2010:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

•
A term B-1 loan with a remaining principal amount of approximately $3.4 billion, which is repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term B-1 loan, with the remaining balance due at final maturity on March 6, 2014;

•
A term B-2 loan with a remaining principal amount of approximately $490 million, which is repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term B-2 loan, with the remaining balance due at final maturity on March 6, 2014;

•
A term C loan with a remaining principal amount of approximately $3.0 billion, which is repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term C loan, with the remaining balance due at final maturity on September 6, 2016; and

•
A non-revolving loan and a revolving loan with combined remaining principal amount of approximately $665 million.  The non-revolving loan is repayable in full on March 6, 2013.  The revolving loan allows for borrowings of up to $1.3 billion.  The revolving loan matures in March 2015. However, if on December 1, 2013 Charter Operating has scheduled maturities in excess of $1.0 billion between January 1, 2014 and April 30, 2014, the revolving loan will mature on December 1, 2013 unless lenders holding more than 50% of the revolving loan consent to the maturity being March 2015.  As of March 31, 2010, Charter Operating had maturities of $4.6 billion between January 1, 2014 and April 30, 2014.  Upon completion of the tender offer for Charter Operating’s 8.375% senior second-lien notes and redemption of any such notes not tendered, described below, the Company will have refinanced approximately $770 million of this amount with proceeds from the recently completed CCO Holdings notes offering.  The revolving credit facility amount may be increased, but it may not exceed $1.75 billion in aggregate revolving commitments plus the amount outstanding under the non-revolving loan.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR, as defined, plus a margin. The initial applicable LIBOR margin for the non-revolving loans and the term B-1 loans is 2%. However, the Charter Operating credit facilities provide for a pricing grid which adjusts the margin for the non-revolving LIBOR loans and the term B-1 loans to be either 1.75% to 2.00% depending on the consolidated leverage ratio at any given time. With respect to the LIBOR term B-2 loans, the applicable margin is the sum of 5% and the amount (expressed as a percentage), if any, by which 3.5% exceeds the Eurodollar rate applicable to the term B-2 loans at such time. With respect to the base rate for the term B-2 loans, the applicable margin is 4%. The applicable margin for the term C loans is 3.25% in the case of LIBOR loans, provided that if certain other term loans are borrowed or certain extended loans are established, then the term C loans shall automatically increase to the extent necessary to cause the yield for the term C loans to be 25 basis points less than the yield for the other certain term loans. Charter Operating pays interest equal to LIBOR plus 3.0% on amounts borrowed under the revolving credit facility and pays a revolving commitment fee of .5% per annum on the daily average available amount of the revolving commitment, payable quarterly.

The Charter Operating credit facilities also allow the Company to enter into incremental term loans in the future with an aggregate, together with all other  then outstanding first lien indebtedness, including any first lien notes, of no more than $7.5 billion (less any principal payments of term loan indebtedness and first lien notes as a result of any sale of assets), with amortization as set forth in the notices establishing such term loans, but with no amortization greater than 1% per year prior to the final maturity of the existing term loan. Although the Charter Operating credit facilities allow for the incurrence of a certain amount of incremental term loans, no assurance can be given that the Company could obtain additional incremental term loans in the future if Charter Operating sought to do so or what amount of incremental term loans would be allowable at any given time under the terms of the Charter Operating credit facilities.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, LLC (“CCO Holdings”), and subsidiaries of Charter Operating, except for certain subsidiaries, including immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries”).  The Obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge by CCO Holdings of the equity

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

On April 28, 2010, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $900 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “2018 Notes”) and $700 million aggregate principal amount of 8.125% Senior Notes due 2020 (the “2020 Notes”). Such notes are guaranteed by Charter. The net proceeds were used to finance the tender offers also completed on April 28, 2010, in which $741 million principal amount of CCO Holdings' outstanding 8.75% Senior Notes due 2013 ($800 million aggregate principal amount outstanding) (the “2013 Notes”) and $677 million principal amount of Charter Operating’s outstanding 8.375% Senior Second Lien Notes due 2014 ($770 million aggregate principal amount outstanding) (the “2014 Notes) were repurchased.  On May 28, 2010, the remainder of the net proceeds from the 2018 Notes and 2020 Notes will be used to further fund purchases of the remaining amounts outstanding under the 2013 Notes and 2014 Notes.

The Company is exposed to various market risks, including fluctuations in interest rates.  The Company uses interest rate swap agreements to manage its interest costs and reduce its exposure to increases in floating interest rates.  The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt.  In April 2010, the Company entered into $2.0 billion in notional amounts of interest rate swap agreements with durations between 3 and 5 years with an average fixed rate of 2.25%. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

6.           Preferred Stock

On the Effective Date, Charter issued approximately 5.5 million shares of 15% Pay-In-Kind Preferred Stock having an aggregate liquidation preference of $138 million to holders of Charter convertible notes (the “Preferred Stock”).  Pursuant to the terms of the Preferred Stock, the Company was required to pay a dividend at an annual rate equal to 15% on the liquidation preference of the Preferred Stock.  The liquidation preference of the Preferred Stock was $25 per share. On April 16, 2010, Charter redeemed all of the shares of the Preferred Stock for a redemption payment of $25.948 per share or a total redemption payment for all shares of approximately $143 million.

The Preferred Stock is included in other long-term liabilities on the Company’s consolidated balance sheets at fair value of $145 million and $148 million as of March 31, 2010 and December 31, 2009, respectively.  The Preferred Stock is recorded at fair value with gains or losses recorded in other expense, net.

7.           Temporary Equity

Temporary equity on the consolidated balance sheets represents nonvested shares of restricted stock issued to employees of $6 million and $1 million as of March 31, 2010 and December 31, 2009, respectively.

8.           Noncontrolling Interest

On February 8, 2010, Mr. Paul G. Allen (“Mr. Allen”) exercised his remaining right to exchange Charter Holdco units for shares of Class A common stock after which Charter Holdco became 100% owned by Charter. Noncontrolling interest on the Company’s condensed consolidated balance sheets of $2 million at December 31, 2009 represents the fair value of Mr. Allen’s previous 0.19% interest of Charter Holdco on the Effective Date plus the allocation of income for the month ended December 31, 2009.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Changes to controlling and noncontrolling interest consist of the following for the periods presented:

	Controlling	Noncontrolling
	Interest	Interest	Total

Balance, December 31, 2009	$1,915	$2	$1,917
Net income	24	--	24
Charter Investment Inc.’s exchange of Charter Holdco interest (see Note 13)	(176)	(2)	(178)

Balance, March 31, 2010	$1,763	$--	$1,763

9.	Comprehensive (Income) Loss

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria in accumulated other comprehensive income (loss).  Consolidated comprehensive income was $24 million for the three months ended March 31, 2010 (Successor) and consolidated comprehensive loss was $343 million for the three months ended March 31, 2009 (Predecessor).  Consolidated comprehensive loss for the three months ended March 31, 2009 includes a $9 million loss in the fair value of interest rate swap agreements designated as cash flow hedges.  There were no cash flow hedges outstanding for the three months ended March 31, 2010.

10.           Fair Value Measurements

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2010 and December 31, 2009 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s debt at March 31, 2010 and December 31, 2009 are based on quoted market prices and is classified within Level 1 (defined below) of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
CCH II debt	$2,083	$2,108	$2,092	$2,086
CCO Holdings debt	811	820	812	816
Charter Operating debt	2,495	2,571	2,500	2,527
Credit facilities	7,373	7,578	7,918	8,000

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

The preferred stock was valued at $145 million and $148 million as of March 31, 2010 and December 31, 2009, respectively, using an income approach based on yields of similar securities of comparable companies and based on yields of the Company’s debt securities and is classified within Level 3 of the valuation hierarchy.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded in the three months ended March 31, 2010 or 2009.

11.           Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the three months ended March 31, 2010 and 2009:

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Loss on sale of assets, net	$1	$2
Special charges, net	11	(52)

	$12	$(50)

Loss on sale of assets, net

Loss on sale of assets represents the loss recognized on the sale of fixed assets and cable systems.

Special charges, net

Special charges, net for the three months ended March 31, 2010 primarily includes unfavorable litigation settlements and for the three months ended March 31, 2009 primarily includes favorable litigation settlements.

12.           Reorganization Items, Net

Reorganization items, net is presented separately in the accompanying condensed consolidated statements of operations and represents items of income, expense, gain or loss that are realized or incurred by the Company because it was in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Reorganization items, net consisted of the following items for the three months ended March 31, 2010 and 2009.

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Loss on debt at allowed claim amount	$--	$97
Professional fees	4	23
Paul Allen management fee settlement – related party	--	11
Other	--	10

Total Reorganization Items, Net	$4	$141

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

In connection with the Plan, Charter, Charter Investment Inc. (“CII”), Mr. Allen and Charter Holdco entered into an exchange agreement (the “Exchange Agreement”), pursuant to which CII had the right to require Charter to (i) exchange all or a portion of CII’s membership interest in Charter Holdco or 100% of CII for $1,000 in cash and shares of Charter’s Class A common stock in a taxable transaction, or (ii) merge CII with and into Charter, or a wholly-owned subsidiary of Charter, in a tax-free transaction (or undertake a tax-free transaction similar to the taxable transaction in subclause (i)), subject to CII meeting certain conditions.  In addition, Charter had the right, under certain circumstances involving a change of control of Charter to require CII to effect an exchange transaction of the type elected by CII from subclauses (i) or (ii) above, which election was subject to certain limitations.

Based upon a taxable exchange which occurred on December 28, 2009, CII fulfilled the conditions necessary to allow it to elect a tax-free transaction at any time during the remaining term of the Exchange Agreement.  On February 8, 2010, the remaining 0.19% Charter Holdco interest was exchanged for 212,923 shares of Charter’s Class A common stock in a non-taxable transaction after which Charter Holdco became 100% owned by Charter.  As a result of this transaction, Charter recorded the tax attributes previously attributed to the CII noncontrolling interest which increased net deferred tax liabilities by approximately $109 million. The $109 million is the result of an overall increase in the gross deferred tax liability of $259 million and a corresponding reduction of valuation allowance of $150 million. The combined net effects of this transaction were recorded in the financial statements as a $178 million reduction of additional paid-in capital and a $69 million reduction of income tax expense.

For the three month periods ended March 31, 2010 (Successor) and 2009 (Predecessor), the Company recorded $19 million and $61 million of income tax expense, respectively.  Income tax expense was recognized through increases in deferred tax liabilities related to Charter’s investment in Charter Holdco, and certain of Charter’s indirect subsidiaries, in addition to current federal and state income tax expense. Income tax expense for the three months ended March 31, 2010 was reduced by $69 million related to the reduction of the valuation allowance in connection with the exchange transaction discussed above.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

As of March 31, 2010 and December 31, 2009, the Company had net deferred income tax liabilities of approximately $501 million and $306 million, respectively.  Included in these net deferred tax liabilities is approximately $216 million and $213 million of net deferred tax liabilities at March 31, 2010 and December 31, 2009, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate income tax returns. The remainder of the Company’s net deferred tax liability arose from Charter’s investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

No tax years for Charter or Charter Holdco are currently under examination by the Internal Revenue Service.  Tax years ending 2006 through 2009 remain subject to examination and assessment. Years prior to 2006 remain open solely for purposes of examination of Charter’s net operating loss and credit carryforwards.

14.           Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the average number of shares of common stock outstanding during the period.  Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, performance shares and units, convertible debt, convertible redeemable preferred stock, warrants and exchangeable Charter Holdco membership units.  Basic loss per share equals diluted loss per share for the three months ended March 31, 2009.

	Successor
	Three Months Ended March 31, 2010
	Earnings	Shares	Earnings Per Share

Basic earnings per share	$24	113,020,967	$0.21

Effect of Charter Holdco units	--	89,901	--
Allen warrants	--	1,772,266	--

Diluted earnings per share	$24	114,883,134	$0.21

The shares of Class B common stock held by Mr. Allen have a 35% voting interest in Charter, on a fully diluted basis, and are exchangeable at any time on a one-for-one basis for shares of Charter’s Class A common stock. Such Class B common stock is included in basic shares outstanding.

Charter Holdco units represent the effect of shares issued to Mr. Allen on February 8, 2010 upon exchange of the remaining 0.19% Charter Holdco interest for 212,923 shares of Charter’s Class A common stock had they been exchanged at the beginning of the year.  The Allen warrants represent shares issuable upon the exercise of warrants held by Mr. Allen.

The 1.3 million Charter Holdings warrants and 6.4 million CCH I Holdings, LLC warrants were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares.  Restricted stock was also not included in the computation of diluted earnings per share because the effect would have been antidilutive.

15.           Related Party Transactions

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

9 OM, Inc. (Formerly known as Digeo, Inc.)

Mr. Allen, through his 100% ownership of Vulcan Ventures Incorporated (“Vulcan Ventures”), owns a majority interest in 9 OM, Inc. (formerly known as Digeo, Inc.) on a fully-converted fully-diluted basis.  However, in October 2009, substantially all of 9 OM, Inc.'s assets were sold to ARRIS Group, Inc., an unrelated third party. Ms. Jo Lynn Allen was a director of Charter and is a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of Charter and was Executive Vice President of Vulcan Ventures until his resignation in May 2009. Charter Operating owns a de minimus percentage of 9 OM, Inc.'s stock but does not expect to receive any proceeds from the sale of assets to the ARRIS Group, Inc.

In May 2008, Charter Operating entered into an agreement with 9 OM, LLC (formerly known as Digeo Interactive, LLC), a subsidiary of 9 OM, Inc., for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment is subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units is being supplied under a software license agreement with 9 OM, LLC; the cost of which is expected to be approximately $2 million for the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  For the three months ended March 31, 2009 (Predecessor), the Company purchased approximately $7 million of DVR units from 9 OM, LLC under these agreements.

CC VIII Interest

For the three months ended March 31, 2009 (Predecessor), pursuant to indemnification provisions in the October 2005 settlement with Mr. Allen regarding the CC VIII, LLC (“CC VIII”) interest, the Company reimbursed Vulcan Inc. approximately $3 million in legal expenses.

Allen Agreement

In connection with the Plan, Charter, Mr. Allen and CII entered into a separate restructuring agreement (as amended, the “Allen Agreement”), in settlement and compromise of their legal, contractual and equitable rights, claims and remedies against Charter and its subsidiaries.  In addition to any amounts received by virtue of CII’s holding other claims against Charter and its subsidiaries, on the Effective Date, CII was issued 2.2 million shares of the new Charter Class B common stock equal to 2% of the equity value of Charter, after giving effect to the equity rights offering, but prior to issuance of warrants and equity-based awards provided for by the Plan and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.  Each share of new Charter Class B common stock is convertible, at the option of the holder, into one share of new Charter Class A common stock, and is subject to significant restrictions on transfer and conversion.  Certain holders of new Charter Class A common stock (and securities convertible into or exercisable or exchangeable therefore) and new Charter Class B common stock received certain customary registration rights with respect to their shares.  On the Effective Date, CII received: (i) 4.7 million warrants to purchase shares of new Charter Class A common stock, (ii) $85 million principal amount of new CCH II, LLC (“CCH II”) notes (transferred from CCH I, LLC (“CCH I”) noteholders), (iii) $25 million in cash for amounts previously owed to CII under a management agreement, (iv) $20 million in cash for reimbursement of fees and expenses in connection with the Plan, and (v) an additional $150 million in cash.  The warrants described above have an exercise price of $19.80 per share and expire seven years after the date of issuance. In addition, on the Effective Date, CII retained a minority equity interest in reorganized Charter Holdco of 1% and a right to exchange such interest into new Charter Class A common stock. On December 28, 2009, CII exchanged 81% of its interest in Charter Holdco, and on February 8, 2010 the remaining interest was exchanged after which Charter Holdco became 100% owned by Charter.  Further, Mr. Allen transferred his preferred equity interest in CC VIII to Charter.  Mr. Allen has the right to elect up to four of Charter's eleven board members.

16.           Contingencies

On August 28, 2008, a lawsuit was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al.  v. Charter

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Communications, LLC and Charter Communications, Inc.).  The plaintiffs seek to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California.  Plaintiffs allege that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked.   Although Charter and Charter LLC continue to deny all liability and believe that they have substantial defenses, on March 16, 2010, the parties tentatively settled this dispute subject to court approval.  The Company has accrued expected settlement costs associated with this case. The Company has been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future.  The Company cannot predict the outcome of any such claims.

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

Six appeals were filed relating to confirmation of the Plan.  The parties initially pursuing appeals were:  (i) JPMorgan; (ii) Wilmington Trust Company (“Wilmington Trust”) (as indenture trustee for the holders of the 8% Senior Second Lien Notes due 2012 and 8.375% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp. and the 10.875% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp.); (iii) Wells Fargo Bank, N.A. (“Wells Fargo”) (in its capacities as successor Administrative Agent and successor Collateral Agent for the third lien prepetition secured lenders to CCO Holdings under the CCO Holdings credit facility);  (iv) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); (v) R2 Investments, LDC (“R2 Investments”) (an equity interest holder in Charter); and (vi) certain plaintiffs representing a putative class in a securities action against three Charter officers or directors filed in the United States District Court for the Eastern District of Arkansas (Iron Workers Local No. 25 Pension Fund, Indiana Laborers Pension Fund, and Iron Workers District Council of Western New York and Vicinity Pension Fund, in the action styled Iron Workers Local No. 25 Pension Fund v. Allen, et al., Case No. 4:09-cv-00405-JLH (E.D. Ark.).

Charter Operating amended its senior secured credit facilities effective March 31, 2010.  In connection with the closing of these amendments, each of Bank of America, N.A. and JPMorgan, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss the pending appeal of the Company’s Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to the Company’s Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York.  The lenders filed their Stipulation of that dismissal and waiver of objections and it was signed by the judge on April 1, 2010 and the case dismissed.  On December 3, 2009, Wilmington Trust withdrew its notice of appeal.  On April 14, 2010, Wells Fargo filed their Stipulation of Dismissal of their appeal on behalf of the lenders under the CCO Holdings credit facility.  This Stipulation was signed by the judge on April 19, 2010 and the case dismissed. Law Debenture Trust and R2 Investments have filed their appeal briefs. The schedule for the securities plaintiffs to file their appeal briefs has not yet been established. The Company cannot predict the ultimate outcome of the appeals.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company is party to lawsuits and claims that arise in the ordinary course of conducting its business.  The ultimate outcome of these other legal matters pending against the Company or its parent companies cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

17.           Stock Compensation Plans

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

The Plan included an allocation of not less than 3% of new equity for employee grants with 50% of the allocation to be granted within thirty days of the Company's emergence from bankruptcy.  In December 2009, the Company's board of directors authorized 8 million shares under the 2009 Stock Plan and awarded to certain employees 2 million shares of restricted stock, one-third of which are to vest on each of the first three anniversaries of the Effective Date.  Such grant of new awards is deemed to be a modification of old awards and will be accounted for as a modification of the original awards. As a result, unamortized compensation cost of $12 million was added to the cost of the new award and will be amortized over the vesting period.  As of March 31, 2010, total unrecognized compensation remaining to be recognized in future periods totaled $60 million.

During the three months ended March 31, 2010 (Successor), the Company granted 39,900 shares of restricted stock.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  During the three months ended March 31, 2009 (Predecessor), no equity awards were granted however, Charter granted $11 million of performance cash and restricted cash under Charter’s 2009 incentive program.

The Company recorded $5 million and $11 million of stock compensation expense for the three months ended March 31, 2010 (Successor) and 2009 (Predecessor), respectively, which is included in selling, general, and administrative expense.

18.           Consolidating Schedules

The CCO Holdings notes issued on April 28, 2010 are obligations of CCO Holdings, however, they are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Affiliates Whose Securities Collateralize an Issue Registered or Being Registered. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.  Condensed consolidating financial statements as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
Successor
As of March 31, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$182	$10	$3	$--	$26	$--	$221
Restricted cash and cash equivalents	6	--	--	--	27	--	33
Accounts receivable, net	--	1	--	--	222	--	223
Receivables from related party	59	165	--	--	--	(224)	--
Prepaid expenses and other current assets	--	22	--	--	47	--	69
Total current assets	247	198	3	--	322	(224)	546

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	35	--	--	6,824	--	6,859
Franchises, net	--	--	--	--	5,272	--	5,272
Customer relationships, net	--	--	--	--	2,251	--	2,251
Goodwill	--	--	--	--	951	--	951
Total investment in cable properties, net	--	35	--	--	15,298	--	15,333

CC VIII PREFERRED INTEREST	70	164	--	--	--	(234)	--

INVESTMENT IN SUBSIDIARIES	1,891	1,442	3,310	4,205	--	(10,848)	--

LOANS RECEIVABLE – RELATED PARTY	--	13	248	252	--	(513)	--

OTHER NONCURRENT ASSETS	--	160	--	--	162	(2)	320

Total assets	$2,208	$2,012	$3,561	$4,457	$15,782	$(11,821)	$16,199

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7	$116	$30	$27	$778	$--	$958
Payables to related party	--	--	6	3	215	(224)	--
Total current liabilities	7	116	36	30	993	(224)	958

LONG-TERM DEBT	--	--	2,083	1,117	9,562	--	12,762
LOANS PAYABLE – RELATED PARTY	--	--	--	--	513	(513)	--
OTHER LONG-TERM LIABILITIES	430	5	--	--	275	--	710
TEMPORARY EQUITY	6	--	--	--	--	--	6

Shareholders’/Member’s equity	1,765	1,891	1,442	3,310	4,205	(10,850)	1,763
Noncontrolling interest	--	--	--	--	234	(234)	--
Total shareholders’/member’s equity	1,765	1,891	1,442	3,310	4,439	(11,084)	1,763

Total liabilities and shareholders’/member’s equity	$2,208	$2,012	$3,561	$4,457	$15,782	$(11,821)	$16,199

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
Successor
For the three months ended March 31, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$7	$28	$--	$--	$1,735	$(35)	$1,735

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	751	--	751
Selling, general and administrative	7	28	--	--	352	(35)	352
Depreciation and amortization	--	--	--	--	369	--	369
Other operating expenses, net	--	--	--	--	12	--	12

	7	28	--	--	1,484	(35)	1,484

Operating income	--	--	--	--	251	--	251

OTHER INCOME (EXPENSES):
Interest expense, net	--	--	(49)	(20)	(135)	--	(204)
Reorganization items, net	--	--	--	--	(4)	--	(4)
Equity in income of subsidiaries	34	28	77	97	--	(236)	--

	34	28	28	77	(139)	(236)	(208)

Income before income taxes	34	28	28	77	112	(236)	43

INCOME TAX EXPENSE	(13)	--	--	--	(6)	--	(19)

Consolidated net income	21	28	28	77	106	(236)	24

Less: Net (income) loss – noncontrolling interest	3	6	--	--	(9)	--	--

Net income	$24	$34	$28	$77	$97	$(236)	$24

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
Predecessor
For the three months ended March 31, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$4	$30	$--	$--	$1,662	$(34)	$1,662

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	713	--	713
Selling, general and administrative	4	30	--	--	344	(34)	344
Depreciation and amortization	--	--	--	--	321	--	321
Other operating expenses, net	--	--	--	--	(50)	--	(50)

	4	30	--	--	1,328	(34)	1,328

Operating income	--	--	--	--	334	--	334

OTHER INCOME (EXPENSES):
Interest expense, net (excluding unrecorded contractual interest of $9)	--	(201)	(62)	(19)	(181)	--	(463)
Reorganization items, net	--	(55)	6	--	(92)	--	(141)
Other expense, net	--	--	--	--	(3)	--	(3)
Equity in income (losses) of subsidiaries	(147)	(31)	25	44	--	109	--

	(147)	(287)	(31)	25	(276)	109	(607)

Income (loss) before income taxes	(147)	(287)	(31)	25	58	109	(273)

INCOME TAX EXPENSE	(58)	--	--	--	(3)	--	(61)

Consolidated net income (loss)	(205)	(287)	(31)	25	55	109	(334)

Less: Net (income) loss – noncontrolling interest	--	140	--	--	(11)	--	129

Net income (loss)	$(205)	$(147)	$(31)	$25	$44	$109	$(205)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
Successor
For the three months ended March 31, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$21	$28	$28	$77	$106	$(236)	$24
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	369	--	369
Noncash interest expense	--	--	(9)	2	25	--	18
Deferred income taxes	13	--	--	--	3	--	16
Equity in income of subsidiaries	(34)	(28)	(77)	(97)	--	236	--
Other, net	--	--	--	--	7	--	7
Changes in operating assets and liabilities:
Accounts receivable	--	--	--	--	25	--	25
Prepaid expenses and other assets	--	2	--	--	(2)	--	--
Accounts payable, accrued expenses and other	1	(20)	10	17	63	--	71
Receivables from and payables to related party	(16)	16	(2)	(2)	4	--	--

Net cash flows from operating activities	(15)	(2)	(50)	(3)	600	--	530

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(310)	--	(310)
Change in accrued expenses related to capital expenditures	--	--	--	--	(15)	--	(15)
Distributions from subsidiary	--	--	47	50	--	(97)	--
Other, net	--	--	--	--	(5)	--	(5)

Net cash flows from investing activities	--	--	47	50	(330)	(97)	(330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	--	--	--	--	(667)	--	(667)
Payments for debt issuance costs	--	--	--	--	(31)	--	(31)
Distributions to parent	--	--	--	(47)	(50)	97	--
Other, net	--	--	--	--	(2)	--	(2)

Net cash flows from financing activities	--	--	--	(47)	(750)	97	(700)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15)	(2)	(3)	--	(480)	--	(500)
CASH AND CASH EQUIVALENTS, beginning of period	203	12	6	--	533	--	754

CASH AND CASH EQUIVALENTS, end of period	$188	$10	$3	$--	$53	$--	$254

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
Predecessor
For the three months ended March 31, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(205)	$(287)	$(31)	$25	$55	$109	$(334)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	321	--	321
Noncash interest expense	--	7	2	1	5	--	15
Noncash reorganization items, net	--	56	(8)	--	60	--	108
Deferred income taxes	58	--	--	--	1	--	59
Equity in income (losses) of subsidiaries	147	31	(25)	(44)	--	(109)	--
Other, net	--	(1)	2	(2)	17	--	16
Changes in operating assets and liabilities:
Accounts receivable	--	--	--	--	34	--	34
Prepaid expenses and other assets	--	(17)	--	--	(61)	--	(78)
Accounts payable, accrued expenses and other	5	93	65	21	(138)	--	46
Receivables from and payables to related party, including deferred management fees	(5)	127	(5)	(1)	(116)	--	--

Net cash flows from operating activities	--	9	--	--	178	--	187

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(269)	--	(269)
Change in accrued expenses related to capital expenditures	--	--	--	--	(27)	--	(27)
Other, net	--	--	--	--	4	--	4

Net cash flows from investing activities	--	--	--	--	(292)	--	(292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	--	--	--	--	(17)	--	(17)
Repayments to parent companies	--	--	--	75	(75)	--	--
Other, net	--	(1)	--	--	(1)	--	(2)

Net cash flows from financing activities	--	(1)	--	75	(93)	--	(19)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	8	--	75	(207)	--	(124)
CASH AND CASH EQUIVALENTS, beginning of period	--	7	5	2	946	--	960

CASH AND CASH EQUIVALENTS, end of period	$--	$15	$5	$77	$739	$--	$836

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset at March 31, 2010 is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter Holdco is the sole owner of Charter’s subsidiaries where the underlying operations reside.

We are a broadband communications company operating in the United States with approximately 5.3 million customers at March 31, 2010.  We offer our customers traditional cable video programming (basic and digital, which we refer to as "video" service), high-speed Internet access, and telephone services, as well as advanced broadband services (such as OnDemand, high definition television service and DVR).

The following table summarizes our customer statistics for basic video, digital video, residential high-speed Internet, and residential telephone as of March 31, 2010 and 2009:

	Approximate as of
	March 31,	March 31,
	2010 (a)	2009 (a)

Residential (non-bulk) basic video customers (b)	4,547,800	4,746,000
Multi-dwelling (bulk) and commercial unit customers (c)	252,800	257,200
Total basic video customers (b)(c)	4,800,600	5,003,200
Digital video customers (d)	3,313,900	3,157,700
Residential high-speed Internet customers (e)	3,166,000	2,947,100
Residential telephone customers (f)	1,622,900	1,396,300

Total Revenue Generating Units (g)	12,903,400	12,504,300

After giving effect to sales of cable systems in 2009, basic video customers, digital video customers, high-speed Internet customers and telephone customers would have been approximately 5,000,500, 3,157,800, 2,947,500, and 1,396,300, respectively, as of March 31, 2009.

(a)
Our billing systems calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at March 31, 2010 and 2009, customers include approximately 16,200 and 30,600 persons, respectively, whose accounts were over 60 days past due in payment, approximately 1,600 and 4,400 persons, respectively, whose accounts were over 90 days past due in payment, and approximately 1,700 and 2,700 persons, respectively, of which were over 120 days past due in payment.

(b)	"Basic video customers" include all residential customers who receive video cable services.

(c)
Included within "basic video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit ("EBU") basis.  In the second quarter of 2009, we began calculating EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service rather than the most prevalent price charged as was used previously.  This EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators (“MSOs”).  EBUs presented as of March 31, 2009 decreased by 10,500 as a result of the change in methodology.  As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(d)	"Digital video customers" include all basic video customers that have one or more digital set-top boxes or cable cards deployed.

(e)	"Residential high-speed Internet customers" represent those residential customers who subscribe to our high-speed Internet service.

(f)	“Residential telephone customers" represent those residential customers who subscribe to our telephone service.

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

Emergence from Reorganization Proceedings

On March 27, 2009, we and certain affiliates filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) to reorganize under Chapter 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases were jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435.  On May 7, 2009, we filed a Joint Plan of Reorganization (the "Plan") and a related disclosure statement with the Bankruptcy Court.  The Plan was confirmed by order of the Bankruptcy Court on November 17, 2009 (“Confirmation Order”), and became effective on November 30, 2009 (the “Effective Date”), the date on which we emerged from protection under Chapter 11 of the Bankruptcy Code.

Upon our emergence from bankruptcy, we adopted fresh start accounting. This resulted in us becoming a new entity on December 1, 2009, with a new capital structure, a new accounting basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses. Accordingly, the consolidated financial statements on or after December 1, 2009 are not comparable to the consolidated financial statements prior to that date. The financial statements for the periods prior to November 30, 2009 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

Overview

For the three months ended March 31, 2010 and 2009, adjusted earnings (loss) before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $637 million and $616 million, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  The increase in Adjusted EBITDA is principally due to increased sales of our bundled services and improved cost efficiencies.  For the three months ended March 31, 2010 and 2009, our income from operations was $251 million and $334 million, respectively.  The decrease in the income from operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is primarily due to increased amortization related to customer relationships and other intangible assets resulting from fresh start accounting as well as favorable litigation settlements in 2009 that did not recur in 2010, offset by increases in Adjusted EBITDA as discussed above.

We believe that the weakened economic conditions in the United States, including a continued downturn in the housing market over the past year and increases in unemployment, and continued competition have adversely affected consumer demand for our services, especially premium services. In addition, we believe these factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business.  These conditions have affected our net customer additions and revenue growth during 2010.  If these conditions do not improve, we believe the growth of our business and results of operations will be further adversely affected which may contribute to future impairments of our franchises and goodwill.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2009 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009

REVENUES	$1,735	100%	$1,662	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	751	43%	713	43%
Selling, general and administrative	352	21%	344	21%
Depreciation and amortization	369	21%	321	19%
Other operating (income) expenses, net	12	1%	(50)	(3%)

	1,484	86%	1,328	80%

Income from operations	251	14%	334	20%

OTHER EXPENSES:
Interest expense, net	(204)		(463)
Reorganization items, net	(4)		(141)
Other expense, net	--		(3)

	(208)		(607)

Income (loss) before income taxes	43		(273)

INCOME TAX EXPENSE	(19)		(61)

Consolidated net income (loss)	24		(334)

Less: Net loss – noncontrolling interest	--		129

Net income (loss) – Charter shareholders	$24		$(205)

EARNINGS (LOSS) PER COMMON SHARE CHARTER SHAREHOLDERS:

Basic	$0.21		$(0.54)

Diluted	$0.21		$(0.54)

Weighted average common shares outstanding, basic	113,020,967		378,095,547

Weighted average common shares outstanding, diluted	114,883,134		378,095,547

Revenues.  Average monthly revenue per basic video customer increased to $120 for the three months ended March 31, 2010 from $110 for the three months ended March 31, 2009.  Average monthly revenue per basic video customer represents total revenue, divided by three, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services, offset by a decrease in basic video customers.  Asset sales, net of acquisitions in 2009 and 2010 reduced the increase in revenues for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 by approximately $1 million.

Revenues by service offering were as follows (dollars in millions):

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009		2010 over 2009
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$926	53%	$928	56%	$(2)	--
High-speed Internet	395	23%	360	22%	35	10%
Telephone	198	12%	177	11%	21	12%
Commercial	118	7%	107	6%	11	10%
Advertising sales	59	3%	54	3%	5	9%
Other	39	2%	36	2%	3	8%

	$1,735	100%	$1,662	100%	$73	4%

Certain prior year amounts have been reclassified to conform with the 2010 presentation, including the reflection of franchise fees, equipment rental and video customer installation revenue as video revenue, and telephone regulatory fees as telephone revenue, rather than other revenue.

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue.  Basic video customers decreased by 202,600 customers from March 31, 2009 compared to March 31, 2010, 2,700 of which were related to asset sales.  Digital video customers increased by 156,200 during the same period, increased by the acquisition of 100 customers.  The decrease in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2010 compared to three months ended March 31, 2009 Increase / (Decrease)

Incremental video services and rate adjustments	$16
Increase in digital video customers	11
Decrease in basic video customers	(26)
Decrease in other video revenue	(2)
Asset sales, net of acquisitions	(1)

$(2)

Residential high-speed Internet customers grew by 218,900 customers, increased by asset acquisitions of 400 customers, from March 31, 2009 to March 31, 2010.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2010 compared to three months ended March 31, 2009 Increase / (Decrease)

Increase in high-speed Internet customers	$26
Rate adjustments and service upgrades	9

$35

Revenues from telephone services increased by $21 million for the three months ended March 31, 2010, as a result of an increase of 226,600 residential telephone customers offset by $7 million related to lower average rates.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increased sales of the Charter Business Bundle® primarily to small and medium-sized businesses.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues for the three months ended March 31, 2010 increased primarily as a result of increases in revenues from the political and automotive sectors.  For the three months ended March 31, 2010 and 2009, we received $10 million and $8 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  The increase in other revenues for the three months ended March 31, 2010 was primarily the result of increases in home shopping and late payment fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

Three months ended March 31, 2010 compared to three months ended March 31, 2009 Increase / (Decrease)

Programming costs	$25
Maintenance costs	4
Labor costs	4
Franchise and regulatory fees	4
Other, net	2
Asset sales, net of acquisitions	(1)

$38

Programming costs were approximately $457 million and $432 million for the three months ended March 31, 2010 and 2009, respectively, representing 61% of total operating expenses for both periods.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments, offset in part by asset sales and customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $4 million and $7 million for the three months ended March 31, 2010 and 2009, respectively.  We expect programming expenses to continue to increase, and at a higher rate than 2009, due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

Three months ended March 31, 2010 compared to three months ended March 31, 2009 Increase / (Decrease)

Bad debt and collection costs	$5
Marketing costs	3
Customer care costs	(1)
Stock compensation costs	(6)
Other, net	7

$8

Depreciation and amortization. Depreciation and amortization expense increased by $48 million for the three months ended March 31, 2010, primarily as a result of increased amortization associated with the increase in customer relationships as a part of applying fresh start accounting.

Other operating (income) expenses, net.  The change in other operating (income) expense, net is attributable to the following (dollars in millions):

Three months ended March 31, 2010 compared to three months ended March 31, 2009 Increase / (Decrease)

Increase in special charges, net	$63
Decrease in loss on sales of assets	(1)

$62

The increase in special charges in the three months ended March 31, 2010 as compared to the same period in 2009 is the result of unfavorable litigation settlements in 2010 as compared to favorable litigation settlements in 2009.  For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three months ended March 31, 2010 compared to March 31, 2009, net interest expense decreased by $259 million, which was a result of a decrease in our average borrowing rate from 8.5% in the first quarter of 2009 to 5.6% in the first quarter of 2010, and by average debt outstanding decreasing from $21.7 billion for the first quarter of 2009 to $13.1 billion for the first quarter of 2010.  Because we filed for Chapter 11 bankruptcy on March 27, 2009, we no longer accrued interest on debt subject to compromise effective March 27, 2009, except on CCH II, LLC debt as we intended to pay the interest under the Plan.  The amount of contractual interest expense not recorded for the three months ended March 31, 2009 was approximately $9 million.

Reorganizations items, net.  Reorganization items, net of $4 million and $141 million for the three months ended March 31, 2010 and 2009, respectively, represent items of income, expense, gain or loss that we realized or incurred related to our reorganization under Chapter 11 of the U.S. Bankruptcy Code.  For more information, see Note 12 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized for the three months ended March 31, 2010 and 2009, through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to current federal and state income tax expense. Income tax expense also included a $69 million benefit related to the February 8, 2010 Charter Holdco partnership interest exchange.

Net loss – noncontrolling interest.  Noncontrolling interest for the three months ended March 31, 2009 represented the allocation of income to Mr. Paul G. Allen’s (“Mr. Allen”) previous 5.6% membership interests in CC VIII, LLC (“CC VIII”) and the allocation of losses to Mr. Allen’s noncontrolling interest in Charter Holdco.  Mr. Allen has subsequently transferred his CC VIII interest to Charter on the Effective Date of the Plan.  On February 8, 2010, Mr. Allen exercised his remaining right to exchange Charter Holdco units for shares of Class A common stock after which Charter Holdco became 100% owned by Charter.  See Notes 2 and 8 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net income (loss) – Charter shareholders. Net income (loss) – Charter shareholders increased from a loss of $205 million for the three months ended March 31, 2009 to income of $24 million for the three months ended March 31, 2010 primarily a result of the factors described above.

Earnings (loss) per common share. Earnings (loss) per common share increased from a loss per common share of $0.54 for the three months ended March 31, 2009 to earnings per common share of $0.21 for the three months ended March 31, 2010 as a result of the factors described above.

Use of Adjusted EBITDA and Free Cash Flow

We use certain measures that are not defined by accounting principles generally accepted in the United States (“GAAP”) to evaluate various aspects of our business. Adjusted EBITDA and free cash flow are non-GAAP financial measures and should be considered in addition to, not as a substitute for, net income (loss) and net cash flows from operating activities reported in accordance with GAAP. These terms, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and free cash flow are reconciled to consolidated net income (loss) and net cash flows from operating activities, respectively, below.

Adjusted EBITDA is defined as consolidated net income (loss) plus net interest expense, income taxes, depreciation and amortization, reorganization items, stock compensation expense and other operating expenses, such as special charges and loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. For this reason, it is a significant component of Charter’s annual incentive compensation program. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. Management evaluates these costs through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

We believe that Adjusted EBITDA and free cash flow provide information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). Adjusted EBITDA includes management fee expenses in the amount of $35 million and $32 million for the three months ended March 31, 2010 and 2009, respectively, which expense amounts are excluded for the purposes of calculating compliance with leverage covenants.

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Consolidated net income (loss)	$24	$(334)
Plus: Interest expense, net	204	463
Income tax expense	19	61
Depreciation and amortization	369	321
Stock compensation expense	5	11
Reorganization items, net	4	141
Other, net	12	(47)

Adjusted EBITDA	$637	$616

Net cash flows from operating activities	$530	$187
Less: Purchases of property, plant and equipment	(310)	(269)
Change in accrued expenses related to capital expenditures	(15)	(27)

Free cash flow	$205	$(109)

Liquidity and Capital Resources

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

On March 31, 2010, Charter Communications Operating, LLC (“Charter Operating”) and its affiliates closed on a transaction to amend and restate its senior secured credit facilities to, among other things, allow for the creation of a new revolving facility of $1.3 billion, the extension of maturities of a portion of the facilities and the amendment and restatement of certain other terms and conditions. Upon the closing, each of Bank of America, N.A. and JPMorgan Chase Bank, N.A., as agent and retiring agent, respectively, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss with prejudice the pending appeal of our Confirmation Order pending before the Bankruptcy Court and to waive any objections to our Confirmation Order issued by the Bankruptcy Court.

On April 16, 2010, Charter redeemed all of the shares of the Series A Preferred Stock for a redemption payment of $25.948 per share or a total redemption payment for all shares of approximately $143 million.

On April 28, 2010, CCO Holdings, LLC (“CCO Holdings”) and CCO Holdings Capital Corp. closed on transactions in which they issued $900 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “2018 Notes”) and $700 million aggregate principal amount of 8.125% Senior Notes due 2020 (the “2020 Notes”). Such notes are guaranteed by Charter. The net proceeds were used to finance the tender offers also completed on April 28, 2010, in which $741 million principal amount of CCO Holdings' outstanding 8.75% Senior Notes due 2013 ($800 million aggregate principal amount outstanding) (the “2013 Notes”) and $677 million principal amount of Charter Operating’s outstanding 8.375% Senior Second Lien Notes due 2014 ($770 million aggregate principal amount outstanding) (the “2014 Notes”) were repurchased. On May 28, 2010, the remainder of the net proceeds from the 2018 Notes and 2020 Notes will be used to further fund purchases of the remaining amounts outstanding under the 2013 Notes and 2014 Notes.

Overview of Our Debt and Liquidity

Although we reduced our debt by approximately $8 billion on November 30, 2009 pursuant to the Plan, we continue to have significant amounts of debt.  Our long-term debt as of March 31, 2010 totaled $12.8 billion, consisting of $7.4 billion of credit facility debt and $5.4 billion accreted value of high-yield notes.  Our business requires significant cash to fund principal and interest payments on our debt. For the remainder of 2010, $52 million of our debt matures.  As of March 31, 2010, considering the completion of the refinancing transactions discussed above, $69 million of our debt matures in 2011, $1.2 billion in 2012, $735 million in 2013, $4.6 billion in 2014, $30 million in 2015, $4.6 billion in 2016 and $1.6 billion thereafter.

The amount of the maturities in 2013 includes amounts outstanding under Charter Operating’s $1.3 billion revolving facility.  The revolving loan matures in March 2015.  However, if on December 1, 2013 Charter Operating has scheduled maturities in excess of $1.0 billion between January 1, 2014 and April 30, 2014, the revolving loan will mature on December 1, 2013 unless lenders holding more than 50% of the revolving loan consent to the maturity being March 2015.  As of March 31, 2010, Charter Operating had maturities of $4.6 billion between January 1, 2014 and April 30, 2014.  Upon completion of the tender offer for Charter Operating’s 8.375% senior second-lien notes and redemption of any such notes not tendered, we will have refinanced approximately $770 million of this amount with proceeds from the recently completed CCO Holdings notes offering.  Accordingly, the maturity amounts in the paragraph above reflect the revolving facility maturing in 2013.  We expect to utilize cash flows from operating activities and cash on hand as well as future refinancing transactions to further extend or reduce the maturities of our principal obligations. The timing and terms of any refinancing transactions will be subject to market conditions.  Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions.

The revolving credit facility under the Charter Operating credit agreement includes commitments from conversions of the non-revolving loans and new commitments.  The settlement of the conversions from the non-revolving loans to the $1.3 billion revolving facility is ongoing.  Charter Operating is continuing to work with the administrative agent under the Charter Operating credit agreement to settle the conversions.  As a result, the amount of the conversions will impact the amounts funded, and therefore the amounts available, under the $1.3 billion revolving credit facility.  Considering the conversions, as of March 31, 2010, we expect the amount available under the revolving credit facility would have been approximately $695 million to $725 million.

Our business requires significant cash to fund capital expenditures and ongoing operations. Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures.  We believe we have sufficient liquidity from cash on hand, cash flows from operating activities and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

Free Cash Flow

Free cash flow was $205 million for the three months ended March 31, 2010 and negative free cash flow was $109 million for the three months ended March 31, 2009.  The increase in free cash flow is principally attributable to the increase in Adjusted EBITDA and reduced interest costs.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended March 31, 2010, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on March 31, 2010 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing and Financing Activities

Cash and Cash Equivalents.  We held $254 million in cash and cash equivalents, including restricted cash, as of March 31, 2010 compared to $754 million as of December 31, 2009.  The decrease in cash resulted primarily from a payment on our revolving credit facilities on March 31, 2010.

Operating Activities. Net cash provided by operating activities increased $343 million from $187 million for the three months ended March 31, 2009 to $530 million for the three months ended March 31, 2010, primarily as a result of a decrease of $262 million in cash paid for interest and revenues increasing at a faster rate than cash expenses.

Investing Activities. Net cash used in investing activities was $330 million and $292 million for the three months ended March 31, 2010 and 2009, respectively.  The increase is primarily due to an increase of $41 million in purchases of property, plant, and equipment.

Financing Activities. Net cash used in financing activities was $700 million and $19 million for the three months ended March 31, 2010 and 2009, respectively.  The increase in cash used during the three months ended March 31, 2010 as compared to the corresponding period in 2009, was primarily the result of repayments on the Charter Operating revolving credit facilities.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $310 million and $269 million for the three months ended March 31, 2010 and 2009, respectively.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities and the issuance of debt.  In addition, our liabilities related to capital expenditures decreased $15 million and $27 million for the three months ended March 31, 2010 and 2009 compared to year end, respectively.

During 2010, we expect capital expenditures to be approximately $1.2 billion.  We expect the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and scalable infrastructure.  The actual amount of our capital expenditures depends in part on the deployment of advanced broadband services and offerings.  We may need additional capital if there is accelerated growth in high-speed Internet, telephone, commercial business or digital customers or there is an increased need to respond to competitive pressures by expanding the delivery of other advanced services.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Customer premise equipment (a)	$156	$167
Scalable infrastructure (b)	87	45
Line extensions (c)	16	14
Upgrade/Rebuild (d)	9	5
Support capital (e)	42	38

Total capital expenditures (f)	$310	$269

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

(f)	Total capital expenditures includes $18 million and $16 million of capital expenditures related to commercial services for the three months ended March 31, 2010 and 2009, respectively.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2010 and December 31, 2009, our total debt was approximately $12.8 billion and $13.3 billion, respectively.  As of March 31, 2010 and December 31, 2009, the weighted average interest rate on the credit facility debt was approximately 3.2% and 2.6%, respectively, and the weighted average interest rate on the high-yield notes was approximately 10.4% and 10.4%, respectively, resulting in a blended weighted average interest rate of 6.0% and 5.5%, respectively.  As of March 31, 2010, the interest rate on approximately 39% of the total principal amount of our debt was fixed.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2010 (dollars in millions):

	2010	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value at March 31, 2010
Debt
Fixed Rate	$--	$--	$1,100	$800	$1,316	$--	$1,766	$4,982	$5,499
Average Interest Rate	--	--	8.00%	8.75%	9.41%	--	13.50%	10.44%

Variable Rate	$52	$69	$69	$735	$4,069	$30	$2,836	$7,860	$7,578
Average Interest Rate	3.72%	4.42%	5.58%	6.45%	6.89%	8.12%	8.29%	7.30%

Amounts outstanding under the revolving credit facility mature on March 6, 2015; provided, however, that unless otherwise directed by the revolving lenders holding more than 50% of the revolving commitments, the termination date will be December 1, 2013 if, on December 1, 2013, Charter Operating and its subsidiaries do not have less than $1.0 billion of indebtedness on a consolidated basis with maturities between January 1, 2014 and April 30, 2014.   Because Charter Operating currently has indebtedness in excess of $1.0 billion with maturities between January 1, 2014 and April 30, 2014, the amount outstanding under the revolving credit facility is included in 2013 in the above table.

Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at March 31, 2010 including applicable bank spread.

We are exposed to various market risks, including fluctuations in interest rates.  We use interest rate swap agreements to manage our interest costs and reduce our exposure to increases in floating interest rates.  We manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt.  In April 2010, we entered into $2.0 billion in notional amounts of interest rate swap agreements with durations between 3 and 5 years with an average fixed rate of 2.25%. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts. Considering these interest rate swaps, 54% of the principal amount of our debt is effectively fixed.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Rembrandt Patent Litigation. On June 6, 2006, Rembrandt Technologies, LP sued Charter and several other cable companies in the U.S. District Court for the Eastern District of Texas, alleging that each defendant's high-speed data service infringes three patents owned by Rembrandt and that Charter's receipt and retransmission of ATSC digital terrestrial broadcast signals infringes a fourth patent owned by Rembrandt (Rembrandt I). On November 30, 2006, Rembrandt Technologies, LP again filed suit against Charter and another cable company in the U.S. District Court for the Eastern District of Texas, alleging patent infringement of an additional five patents allegedly related to high-speed Internet over cable (Rembrandt II). Charter has denied all of Rembrandt’s allegations. On June 18, 2007, the Rembrandt I and Rembrandt II cases were combined in a multi-district litigation proceeding in the U.S. District Court for the District of Delaware. On November 21, 2007, certain vendors of the equipment that is the subject of Rembrandt I and Rembrandt II cases filed an action against Rembrandt in U.S. District Court for the District of Delaware seeking a declaration of non-infringement and invalidity on all but one of the patents at issue in those cases. On January 16, 2008 Rembrandt filed an answer in that case and a third party counterclaim against Charter and the other MSOs for infringement of all but one of the patents already at issue in Rembrandt I and Rembrandt II cases. On February 7, 2008, Charter filed an answer to Rembrandt’s counterclaims and added a counter-counterclaim against Rembrandt for a declaration of noninfringement on the remaining patent. On October 28, 2009, Rembrandt filed a Supplemental Covenant Not to Sue promising not to sue Charter and the other defendants on eight of the contested patents. One patent remains in litigation, and Charter is vigorously contesting Rembrandt's claims regarding it.

Verizon Patent Litigation. On February 5, 2008, four Verizon entities sued Charter and two other Charter subsidiaries in the U.S. District Court for the Eastern District of Texas, alleging that the provision of telephone service by Charter infringes eight patents owned by the Verizon entities (Verizon I).  On December 31, 2008, forty-four Charter entities filed a complaint in the U.S. District Court for the Eastern District of Virginia alleging that Verizon and two of its subsidiaries infringe four patents related to television transmission technology (Verizon II).  On February 6, 2009, Verizon responded to the complaint by denying Charter’s allegations, asserting counterclaims for non-infringement and invalidity of Charter’s patents and asserting counterclaims against Charter for infringement of eight patents.  On January 15, 2009, Charter filed a complaint in the U.S. District Court for the Southern District of New York seeking a declaration of non-infringement on two patents owned by Verizon (Verizon III).  On March 1, 2010, Charter and Verizon settled Verizon I, Verizon II, and Verizon III, and both parties withdrew their respective claims.

We are also defendants or co-defendants in several other unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. Other industry participants are also defendants in certain of these cases, and, in many cases including those described above, we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions.

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

Employment Litigation

On August 28, 2008, a lawsuit was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al. v. Charter Communications, LLC and Charter Communications, Inc.). The plaintiffs seek to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California. Plaintiffs allege that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked. Although Charter and Charter LLC continue to deny all liability and believe that they have substantial defenses, on March 16, 2010, the parties tentatively settled this dispute subject to court approval. We have been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future. We cannot predict the outcome of any such claims.

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

Six appeals were filed relating to confirmation of the Plan. The parties initially pursuing appeals were: (i) JPMorgan; (ii) Wilmington Trust Company (“Wilmington Trust”) (as indenture trustee for the holders of the 8% Senior Second Lien Notes due 2012 and 8.375% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp. and the 10.875% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp.); (iii) Wells Fargo Bank, N.A. (“Wells Fargo”) (in its capacities as successor Administrative Agent and successor Collateral Agent for the third lien prepetition secured lenders to CCO Holdings under the CCO Holdings credit facility); (iv) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); (v) R2 Investments, LDC (“R2 Investments”) (an equity interest holder in Charter); and (vi) certain plaintiffs representing a putative class in a securities action against three Charter officers or directors filed in the United States District Court for the Eastern District of Arkansas (Iron Workers Local No. 25 Pension Fund, Indiana Laborers Pension Fund, and Iron Workers District Council of Western New York and Vicinity Pension Fund, in the action styled Iron Workers Local No. 25 Pension Fund v. Allen, et al., Case No. 4:09-cv-00405-JLH (E.D. Ark.).

Charter Operating amended its senior secured credit facilities effective March 31, 2010. In connection with the closing of these amendments, each of Bank of America, N.A. and JPMorgan, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss the pending appeal of our Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to our Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York.  The lenders filed their Stipulation of that dismissal and waiver of objections and it was signed by the judge on April 1, 2010 and the case dismissed.  On December 3, 2009, Wilmington Trust withdrew its notice of appeal.  On April 14, 2010, Wells Fargo filed their Stipulation of Dismissal of their appeal on behalf of the lenders under the CCO Holdings credit facility.  This Stipulation was signed by the judge on April 19, 2010 and the case dismissed. Law Debenture Trust and R2 Investments have filed their appeal briefs. The schedule for the securities plaintiffs to file their appeal briefs has not yet been established. We cannot predict the ultimate outcome of the appeals.

Other Proceedings

In March 2009, Gerald Paul Bodet, Jr. filed a putative class action against Charter and Charter Holdco (Gerald Paul Bodet, Jr. v. Charter Communications, Inc. and Charter Communications Holding Company, LLC) in the U.S. District Court for the Eastern District of Louisiana. In April 2010, plaintiff filed a Third Amended Complaint which also named Charter Communications, LLC as a defendant. In the Third Amended Complaint, plaintiff alleges that the defendants violated the Sherman Act, state antitrust law and state unjust enrichment law by forcing subscribers to rent a set top box in order to subscribe to cable video services which are not available to subscribers by simply plugging a cable into a cable-ready television. Defendants’ response to the Third Amended Complaint is currently due on May 14, 2010. In June 2009, Derrick Lebryk and Nichols Gladson filed a putative class action against Charter, Charter Communications Holding Company, LLC, CCHC, LLC and Charter Communications Holding, LLC (Derrick Lebryk and Nicholas Gladson v. Charter Communications, Inc., Charter Communications Holding Company, LLC, CCHC, LLC and Charter Communications Holding, LLC) in the U.S. District Court for the Southern District of Illinois. The plaintiffs allege that the defendants violated the Sherman Act based on similar allegations as those alleged in Bodet v. Charter, et al. We understand similar claims have been made against other MSOs. The Charter defendants deny any liability and plan to vigorously contest these cases.

We are also aware of three suits filed by holders of securities issued by us or our subsidiaries. Key Colony Fund, LP. v. Charter Communications, Inc. and Paul W. Allen (sic), was filed in February 2009 in the Circuit Court of Pulaski County, Arkansas and asserts violations of the Arkansas Deceptive Trade Practices Act and fraud claims. Key Colony alleges that it purchased certain senior notes based on representations of Charter and agents and representatives of Paul Allen as part of a scheme to defraud certain Charter noteholders. Clifford James Smith v. Charter Communications, Inc. and Paul Allen, was filed in May 2009 in the United States District Court for the Central District of California. Mr. Smith alleges that he purchased Charter common stock based on statements by Charter and Mr. Allen and that Charter’s bankruptcy filing was not necessary. The defendants’ responded to that Complaint in February 2010 and filed a motion to dismiss thereafter.  In April 2010, the court entered an order dismissing the Complaint, holding that Mr. Smith’s claims are expressly released by the Third Party Release and Injunction within Charter’s Plan of Reorganization. Herb Lair, Iron Workers Local No. 25 Pension Fund et al. v. Neil Smit, Eloise Schmitz, and Paul G. Allen (“Iron Workers Local No. 25”), was filed in the United States District Court for the Eastern District of Arkansas on June 1, 2009. Mr. Smit was the Chief Executive Officer and Ms. Schmitz is the Chief Financial Officer of Charter. The plaintiffs, who seek to represent a class of plaintiffs who acquired Charter stock between October 23, 2006 and February 12, 2009, allege that they and others similarly situated were misled by statements by Ms. Schmitz, Mr. Smit, Mr. Allen and/or in Charter SEC filings. The plaintiffs assert violations of the Securities Exchange Act of 1934. In February 2010, the United States Bankruptcy Court for the Southern District of New York held that these plaintiffs’ causes of action were released by the Third Party Release and Injunction within Charter’s Plan of Reorganization. Plaintiffs thereafter filed an appeal with the United States District Court for the Southern District of New York.  Charter denies the allegations made by the plaintiffs in these matters, believes all of the claims asserted in these cases were released through the Plan and intends to seek dismissal of these cases and otherwise vigorously contest these cases.

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

Item 1A.                      Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2009 includes “Risk Factors” under Item 1A of Part I.  Except for the updated risk factors described below, there have been no material changes from the risk factors described in our Form 10-K.  The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

Risks Related to Our Business

If we are unable to attract new key employees, our ability to manage our business could be adversely affected.

Our operational results during the recent prolonged economic downturn and our bankruptcy have depended, and our future results will depend, upon the retention and continued performance of our management team.  Our former President and Chief Executive Officer, Neil Smit, resigned effective February 28, 2010 and our Chief Operating Officer, Michael J. Lovett, assumed the additional title of Interim President and Chief Executive Officer at that time.  On April 12, 2010, Mr. Lovett was appointed President and Chief Executive Officer and elected to Charter’s Board of Directors. On that same day, Charter announced that Eloise Schmitz, our Executive Vice President and Chief Financial Officer, would be leaving Charter effective July 31, 2010. Accordingly, Charter will be conducting a search for a candidate to fill the position of Chief Financial Officer. Our ability to hire new key employees for management positions could be impacted adversely by the competitive environment for management talent in the telecommunications industry.  The loss of the services of key members of management and the inability to hire new key employees could adversely affect our ability to manage our business and our future operational and financial results.

Risks Related to Ownership Positions of Charter’s Principal Shareholders

If we were to have a person with a 35% or greater voting interest and Paul G. Allen did not maintain a voting interest in us greater than such holder, a change of control default could be triggered under our subsidiary's credit facilities.

On March 31, 2010, Charter Operating entered into an amended and restated credit agreement governing its credit facility.  Such amendment removed the requirement that Mr. Allen retain a voting interest in us.  However, the credit agreement continues to provide that a change of control under certain of our other debt instruments could result in an event of default under the credit agreement.  Certain of those other instruments define a change of control as including a holder holding more than 35% of our direct or indirect voting interest and the failure by (a) Mr. Allen, (b) his estate, spouse, immediate family members and heirs and (c) any trust, corporation, partnership or other entity, the beneficiaries, stockholders, partners or other owners of which consist exclusively of Mr. Allen or such other persons referred to in (b) above or a combination thereof to maintain a greater percentage of direct or indirect voting interest than such other holder.  Such a default could result in the acceleration of repayment of our indebtedness, including borrowings under the Charter Operating credit facilities.

Item 5. Other Information

On April 12, 2010, Michael J. Lovett, who had been our Interim President and Chief Executive Officer and Chief Operating Officer, was appointed President and Chief Executive Officer and elected to Charter’s Board of Directors.  As of May 3, 2010, we appointed Marwan Fawaz, previously our Executive Vice President and Chief Technology Officer, to the office of Executive Vice President-Operations and Chief Technology Officer.  Also, as of May 3, 2010, Charter and Mr. Fawaz entered into an Amendment ("Amendment") to his Amended and Restated Employment Agreement, dated February 23, 2010 ("Agreement"), pursuant to which Mr. Fawaz will serve as Executive Vice President-Operations and Chief Technology Officer, with such responsibilities, duties and authority including overall management responsibility for technology and engineering and for supervising our operations.  Under the Amendment, Mr. Fawaz is to receive a base salary of not less than $650,000 per annum, a Target Bonus under Charter’s Executive Bonus Plan of 125%, and a grant of stock options to purchase 100,000 shares of the Charter’s Class A common stock, to be granted at the time other participants receive their 2010 stock option grants.  The Amendment shall be effective for a period of 12 months, after which time the terms of Mr. Fawaz's employment shall revert to those contained in the Agreement.

Item 6.                      Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

Dated: May 6, 2010	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Senior Vice President - Finance, Controller and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit	Description of Document

10.1
Amended and Restated Credit Agreement, dated as of March 31, 2010, among Charter Communications Operating, LLC, CCO Holdings, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on April 6, 2010 (File No. 001-33664)).

10.2
Amended and Restated Guarantee and Collateral Agreement made by CCO Holdings, LLC, Charter Communications Operating, LLC and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent, dated as of March 18, 1999, as amended and restated as of March 31, 2010 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on April 6, 2010 (File No. 001-33664)).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on February 12, 2010 (File No. 001-33664)).
10.4+
Amended and Restated Employment Agreement between Michael J. Lovett and Charter Communications, Inc., dated effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on April 13, 2010 (File No. 001-33664)).

10.5(a)+
Amended and Restated Employment Agreement between Marwan Fawaz and Charter Communications, Inc. dated February 23, 2010 (incorporated by reference to Exhibit 10.24 of the annual report on Form 10-K of CCO Holdings, LLC and CCO Capital Corp. filed on March 30, 2010 (File No. 001-33664)).

10.5(b)+*	Amendment No. 1 to the Amended and Restated Employment Agreement between Marwan Fawaz and Charter Communications, Inc. dated May 3, 2010.
10.6+*	Summary of Charter Communications, Inc. 2010 Executive Bonus Plan.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

+ Management compensatory plan or arrangement
* Document attached

E-1