Form 10-Q
period 2010-06-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2010-08-04
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                           (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

Number of shares of Class A common stock outstanding as of June 30, 2010: 112,456,067
Number of shares of Class B common stock outstanding as of June 30, 2010: 2,241,299

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended June 30, 2010

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2010.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Risk Factors" under Part II, Item 1A and the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC.  Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity," “tentative,” "positioning" and "potential," among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the significant downturn in the housing sector and overall economy;

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	our ability to adequately deliver customer service;

•	the effects of governmental regulation on our business;

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	Successor
	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40	$709
Restricted cash and cash equivalents	27	45
Accounts receivable, less allowance for doubtful accounts of $23 and $11, respectively	249	248
Prepaid expenses and other current assets	57	69
Total current assets	373	1,071

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	6,902	6,833
Franchises	5,269	5,272
Customer relationships, net	2,167	2,335
Goodwill	951	951
Total investment in cable properties, net	15,289	15,391

OTHER NONCURRENT ASSETS	345	196

Total assets	$16,007	$16,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,014	$898
Current portion of long-term debt	--	70
Total current liabilities	1,014	968

LONG-TERM DEBT	12,657	13,252
OTHER LONG-TERM LIABILITIES	692	520
TEMPORARY EQUITY	12	1

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
112,456,067 and 112,576,872 shares issued and outstanding, respectively	--	--
Class B common stock; $.001 par value; 25 million shares authorized;
2,241,299 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	1,737	1,913
Accumulated equity (deficit)	(55)	2
Accumulated other comprehensive loss	(50)	--
Total Charter shareholders’ equity	1,632	1,915

Noncontrolling interest	--	2
Total shareholders’ equity	1,632	1,917

Total liabilities and shareholders’ equity	$16,007	$16,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Unaudited

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

REVENUES	$1,771	$1,690	$3,506	$3,352

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	766	715	1,517	1,428
Selling, general and administrative	364	343	716	687
Depreciation and amortization	380	329	749	650
Other operating (income) expenses, net	7	2	19	(48)

	1,517	1,389	3,001	2,717

Income from operations	254	301	505	635

OTHER INCOME (EXPENSES):
Interest expense, net (excluding unrecorded contractual interest expense of $206 and $215 for the three and six months ended June 30, 2009)	(219)	(216)	(423)	(679)
Reorganization items, net	(1)	(184)	(5)	(325)
Loss on extinguishment of debt	(34)	--	(35)	--
Other income (expenses), net	2	--	3	(3)

	(252)	(400)	(460)	(1,007)

Income (loss) before income taxes	2	(99)	45	(372)

INCOME TAX EXPENSE	(83)	(60)	(102)	(121)

Consolidated net loss	(81)	(159)	(57)	(493)

Less: Net loss – noncontrolling interest	--	47	--	176

Net loss – Charter shareholders	$(81)	$(112)	$(57)	$(317)

LOSS PER COMMON SHARE, BASIC AND DILUTED:

Net loss – Charter shareholders	$(0.72)	$(0.30)	$(0.51)	$(0.84)

Weighted average common shares outstanding, basic and diluted	113,110,882	378,982,037	113,066,173	378,541,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Six Months Ended
	Successor	Predecessor
	June 30,	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(57)	$(493)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	749	650
Noncash interest expense	36	26
Noncash reorganization items, net	--	131
Loss on extinguishment of debt	32	--
Deferred income taxes	98	116
Other, net	11	23
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	(1)	7
Prepaid expenses and other assets	12	(44)
Accounts payable, accrued expenses and other	101	209

Net cash flows from operating activities	981	625

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(649)	(540)
Change in accrued expenses related to capital expenditures	--	(19)
Other, net	(4)	--

Net cash flows from investing activities	(653)	(559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,625	--
Repayments of long-term debt	(2,440)	(34)
Repayment of preferred stock	(138)	--
Payments for debt issuance costs	(59)	--
Other, net	(3)	--

Net cash flows from financing activities	(1,015)	(34)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(687)	32
CASH AND CASH EQUIVALENTS, beginning of period	754	960

CASH AND CASH EQUIVALENTS, end of period	$67	$992

CASH PAID FOR INTEREST	$337	$531

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.	Organization and Basis of Presentation

Organization

Charter Communications, Inc. ("Charter") is a holding company whose principal asset at June 30, 2010 is a 100% common equity interest in Charter Communications Holding Company, LLC ("Charter Holdco"). Charter Holdco is the sole owner of Charter’s subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures typically included in Charter’s Annual Report on Form 10-K have been condensed or omitted for this quarterly report.  The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities.  However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  Interim results are not necessarily indicative of results for a full year.

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

Restricted cash on the accompanying condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009 of $27 million and $45 million, respectively, represents amounts held in escrow accounts pending final resolution from the Bankruptcy Court. Restricted cash is included in cash and cash equivalents on the accompanying condensed consolidated statements of cash flows.  Approximately $18 million of restricted cash held in an escrow account established in bankruptcy proceedings was used to pay for professional services for the six months ended June 30, 2010.

3.           Franchises, Goodwill and Other Intangible Assets

As of June 30, 2010 and December 31, 2009, indefinite-lived and finite-lived intangible assets are presented in the following table:

	June 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$5,269	$--	$5,269	$5,272	$--	$5,272
Goodwill	951	--	951	951	--	951
Trademarks	158	--	158	158	--	158

	$6,378	$--	$6,378	$6,381	$--	$6,381

Finite-lived intangible assets:
Customer relationships	$2,362	$195	$2,167	$2,363	$28	$2,335
Other intangible assets	43	3	40	33	--	33
	$2,405	$198	$2,207	$2,396	$28	$2,368

Amortization expense related to customer relationships and other intangible assets for the three months ended June 30, 2010 (Successor) and 2009 (Predecessor) was approximately $84 million and $1 million, respectively, and for the six months ended June 30, 2010 (Successor) and 2009 (Predecessor) was approximately $170 million and $3 million, respectively.  During the six months ended June 30, 2010, the net carrying amount of franchises and customer relationships was reduced by $3 million and $1 million, respectively, related to asset sales.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

6 months ended December 31, 2010	$168
2011	312
2012	286
2013	260
2014	233
2015	208
Thereafter	740

$2,207

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

4.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Accounts payable – trade	$136	$113
Accrued capital expenditures	46	46
Accrued expenses:
Programming costs	285	270
Interest	146	90
Compensation	118	102
Franchise-related fees	51	53
Other	232	224

	$1,014	$898

5.           Long-Term Debt

Long-term debt consists of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCH II, LLC:
13.5% senior notes due November 15, 2016	$1,766	$2,074	$1,766	$2,092
CCO Holdings, LLC:
8.75 % senior notes due November 15, 2013	--	--	800	812
7.875% senior notes due April 30, 2018	900	900	--	--
8.125% senior notes due April 30, 2020	700	700	--	--
Credit facility due September 6, 2014	350	309	350	304
Charter Communications Operating, LLC:
8% senior second-lien notes due April 30, 2012	1,100	1,116	1,100	1,120
8.375% senior second-lien notes due April 30, 2014	--	--	770	779

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

10.875% senior second-lien notes due September 15, 2014	546	596	546	601
Credit facilities	7,382	6,962	8,177	7,614
Total Debt	$12,744	$12,657	$13,509	$13,322
Less: Current Portion	--	--	70	70
Long-Term Debt	$12,744	$12,657	$13,439	$13,252

The accreted values presented above represent the fair value of the notes as of the Effective Date, plus accretion to the balance sheet dates. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under the revolving portion of its credit facility of approximately $800 million as of June 30, 2010. As such, debt scheduled to mature during the next 12 months is reflected as long-term as of June 30, 2010.

On March 31, 2010, Charter Communications Operating, LLC (“Charter Operating”) entered into an amended and restated credit agreement.  The refinancing resulted in a loss on extinguishment of debt for the six months ended June 30, 2010 of approximately $1 million.  Under the amended and restated credit agreement, the Charter Operating credit facilities consist of the following as of June 30, 2010:

•
A term B-1 loan with a remaining principal amount of approximately $3.3 billion, which is repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term B-1 loan, with the remaining balance due at final maturity on March 6, 2014;

•
A term B-2 loan with a remaining principal amount of approximately $489 million, which is repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term B-2 loan, with the remaining balance due at final maturity on March 6, 2014;

•
A term C loan with a remaining principal amount of approximately $3.0 billion, which is repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term C loan, with the remaining balance due at final maturity on September 6, 2016; and

•
A non-revolving loan and a revolving loan with combined remaining principal amount of approximately $555 million.  The non-revolving loan is repayable in full on March 6, 2013.  The revolving loan allows for borrowings of up to $1.3 billion.  The revolving loan matures in March 2015. However, if on December 1, 2013, Charter Operating has scheduled maturities in excess of $1.0 billion between January 1, 2014 and April 30, 2014, the revolving loan will mature on December 1, 2013 unless lenders holding more than 50% of the revolving loan consent to the maturity being March 2015.  As of June 30, 2010, Charter Operating had maturities of $3.8 billion between January 1, 2014 and April 30, 2014.  The revolving credit facility amount may be increased, but it may not exceed $1.75 billion in aggregate revolving commitments plus the amount outstanding under the non-revolving loan.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR, as defined, plus a margin. The applicable LIBOR margin for the non-revolving loans and the term B-1 loans is currently 2%. However, the Charter Operating credit facilities provide for a pricing grid which adjusts the margin for the non-revolving LIBOR loans and the term B-1 loans to be either 1.75% to 2.00% depending on the consolidated leverage ratio at any given time. The LIBOR term B-2 loan bears interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, or at Charter Operating’s election, a base rate plus a margin of 4.00%. Charter Operating has currently elected to pay based on the base rate. The applicable margin for the term C loans is currently 3.25% in the case of LIBOR loans, provided that if certain other term loans are borrowed or certain extended loans are established, then the term C loans shall automatically increase to the extent necessary to cause the yield for the term C loans to be 25 basis points less than the yield for the other certain term loans. Charter Operating pays interest equal to LIBOR plus 3.0% on amounts borrowed under the revolving credit facility and pays a revolving commitment fee of .5% per annum on the daily average available amount of the revolving commitment, payable quarterly.

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

On April 28, 2010, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $900 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “2018 Notes”) and $700 million aggregate principal amount of 8.125% Senior Notes due 2020 (the “2020 Notes”). Such notes are guaranteed by Charter. The net proceeds were used to finance the tender offers and redemptions in which $800 million principal amount of CCO Holdings' outstanding 8.75% Senior Notes due 2013 (the “2013 Notes”) and $770 million principal amount of Charter Operating’s outstanding 8.375% Senior Second Lien Notes due 2014 (the “2014 Notes) were repurchased.  These transactions resulted in a loss on extinguishment of debt for the three and six months ended June 30, 2010 of approximately $34 million.

The 2018 Notes and 2020 Notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp.  They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The 2018 Notes and 2020 Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and Charter Operating credit facilities.

CCO Holdings may redeem some or all of the 2018 Notes at any time prior to April 30, 2013 at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, plus an applicable make-whole premium. On or after April 30, 2013, CCO Holdings may redeem some or all of the 2018 Notes at a redemption price that declines ratably from the redemption price of 105.906% to a redemption price on or after April 30, 2016 of 100.0% of the principal amount of the 2018 Notes, plus, in each case, any accrued and unpaid interest.

CCO Holdings may redeem some or all of the 2020 Notes at any time prior to April 30, 2015 at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, plus an applicable make-whole premium. On or after April 30, 2015, CCO Holdings may redeem some or all of the 2020 Notes at a redemption price that declines ratably from the redemption price of 104.063% to a redemption price on or after April 30, 2018 of 100.0% of the principal amount of the 2020 Notes, plus, in each case, any accrued and unpaid interest.

In addition, at any time prior to April 30, 2013, CCO Holdings may redeem up to 35% of the aggregate principal amount of the 2018 and 2020 Notes at a redemption price equal to (i) in the case of the 2018 Notes, 107.875% of the principal amount thereof and (ii) in the case of the 2020 Notes, 108.125% of the principal amount thereof, in each case, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met.

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

The Preferred Stock was included in other long-term liabilities on the Company’s consolidated balance sheets at fair value of $148 million as of December 31, 2009.  The Preferred Stock was recorded at fair value with gains or losses recorded in other expense, net.

7.           Temporary Equity

Temporary equity on the consolidated balance sheets represents nonvested shares of restricted stock issued to employees of $12 million and $1 million as of June 30, 2010 and December 31, 2009, respectively.

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

Changes to controlling and noncontrolling interest consist of the following for the periods presented:

	Controlling	Noncontrolling
	Interest	Interest	Total

Balance, December 31, 2009	$1,915	$2	$1,917
Net loss	(57)	--	(57)
Charter Investment Inc.’s exchange of Charter Holdco interest (see Note 14)	(176)	(2)	(178)
Change in fair value of interest rate swap agreements	(50)	--	(50)

Balance, June 30, 2010	$1,632	$--	$1,632

9.	Comprehensive Loss

The Company reports changes in the fair value of interest rate swap agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria in other comprehensive loss.  Consolidated comprehensive loss was $131 million and $107 million for the three and six months ended June 30, 2010 (Successor), respectively, and was $137 million and $480 million for the three and six months ended June 30, 2009 (Predecessor), respectively.  Consolidated comprehensive loss for the three and six months ended June 30, 2010 (Successor) includes a $50 million loss on the fair value of interest rate swap agreements designated as cash flow hedges and for the six months ended June 30, 2009 (Predecessor) includes a $9 million loss.  For the three and six months ended June 30, 2009 (Predecessor), consolidated comprehensive loss also includes a $22 million gain related to the amortization of accumulated other comprehensive loss related to terminated interest rate swap agreements in connection with the bankruptcy.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

10.         Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate swap agreements to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates.  The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt.  Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2015, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

The Company does not hold or issue derivative instruments for speculative trading purposes.  The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations.  The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.

Interest rate swap agreements are included in other long-term liabilities at fair value of $50 million as of June 30, 2010. Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in other comprehensive income (loss).  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

In 2009, certain interest rate derivative instruments did not meet effectiveness criteria.  Management believed such instruments closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges were marked to fair value, with the impact recorded as other expenses, net in the Company’s consolidated statements of operations.

As of June 30, 2010, the Company had $2.0 billion in notional amounts of interest rate swap agreements outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The effect of derivative instruments on the Company’s consolidated statements of operations is presented in the table below.

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Other expense, net:
Loss on interest rate derivatives not designated as hedges or ineffective portion of hedges	$--	$--	$--	$(4)

Accumulated other comprehensive loss:
Loss on interest rate derivatives designated as hedges (effective portion)	$(50)	$--	$(50)	$(9)

Amount of gain (loss) reclassified from accumulated other comprehensive loss into interest expense or reorganization items, net	$(8)	$22	$(8)	$(11)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

11.           Fair Value Measurements

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2010 and December 31, 2009 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s debt at June 30, 2010 and December 31, 2009 are based on quoted market prices and is classified within Level 1 (defined below) of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
CCH II debt	$2,074	$2,049	$2,092	$2,086
CCO Holdings debt	1,600	1,614	812	816
Charter Operating debt	1,712	1,749	2,500	2,527
Credit facilities	7,271	7,164	7,918	8,000

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

The interest rate derivatives designated as hedges were valued as a $50 million liability as of June 30, 2010 using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparty credit risk) and were classified within Level 2 of the valuation hierarchy.  The weighted average pay rate for the Company’s interest rate swap agreements was 2.25% at June 30, 2010.

The preferred stock was valued at $148 million as of December 31, 2009 using an income approach based on yields of similar securities of comparable companies and based on yields of the Company’s debt securities and was classified within Level 3 of the valuation hierarchy.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded in the three and six months ended June 30, 2010 or 2009.

12.           Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Loss on sale of assets, net	$2	$1	$3	$3
Special charges, net	5	1	16	(51)

	$7	$2	$19	$(48)

Loss on sale of assets, net

Loss on sale of assets represents the loss recognized on the sale of fixed assets and cable systems.

Special charges, net

Special charges, net for the three and six months ended June 30, 2010 and 2009 primarily includes amounts paid in litigation settlements and severance charges.  Special charges, net for the six months ended June 30, 2009 also includes net amounts received from litigation settlements.

13.           Reorganization Items, Net

Reorganization items, net is presented separately in the accompanying condensed consolidated statements of operations and represents items of income, expense, gain or loss that are realized or incurred by the Company because it was in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Reorganization items, net consisted of the following items for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Penalty interest, net	$--	$117	$--	$121
Loss on debt at allowed claim amount	--	--	--	97
Professional fees	1	64	5	87
Paul Allen management fee settlement – related party	--	--	--	11
Other	--	3	--	9

	$1	$184	$5	$325

Reorganization items, net consist of adjustments to record liabilities at the allowed claim amounts, including the write off of deferred financing fees, and other expenses directly related to the Company’s bankruptcy proceedings. Post-

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

emergence professional fees relate to claim settlements, plan implementation and other transition costs related to the Plan.

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

Based upon a taxable exchange which occurred on December 28, 2009, CII fulfilled the conditions necessary to allow it to elect a tax-free transaction at any time during the remaining term of the Exchange Agreement.  On February 8, 2010, the remaining 0.19% Charter Holdco interest was exchanged for 212,923 shares of Charter’s Class A common stock in a non-taxable transaction after which Charter Holdco became 100% owned by Charter.  As a result of this transaction, Charter recorded the tax attributes previously attributed to the CII noncontrolling interest which increased net deferred tax liabilities by approximately $109 million. The $109 million is the result of an overall increase in the gross deferred tax liability of $259 million and a corresponding reduction of valuation allowance of $150 million. The combined net effects of this transaction were recorded in the financial statements as a $178 million reduction of additional paid-in capital and a $69 million reduction of income tax expense for the six months ended June 30, 2010.

For the three and six months ended June 30, 2010 (Successor), the Company recorded $83 million and $102 million of income tax expense, respectively.  For the three and six months ended June 30, 2009 (Predecessor), the Company recorded $60 million and $121 million of income tax expense, respectively.  Income tax expense was recognized through increases in deferred tax liabilities related to Charter’s investment in Charter Holdco, and certain of Charter’s indirect subsidiaries, in addition to current federal and state income tax expense. Income tax expense for the six months ended June 30, 2010 was reduced by $69 million related to the reduction of the valuation allowance in connection with the exchange transaction discussed above.

As of June 30, 2010 and December 31, 2009, the Company had net deferred income tax liabilities of approximately $582 million and $306 million, respectively.  Included in these net deferred tax liabilities is approximately $215 million and $213 million of net deferred tax liabilities at June 30, 2010 and December 31, 2009, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate income tax returns. The remainder of the Company’s net deferred tax liability arose from Charter’s investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

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

9 OM, Inc. (Formerly known as Digeo, Inc.)

Mr. Allen, through his 100% ownership of Vulcan Ventures Incorporated (“Vulcan Ventures”), owns a majority interest in 9 OM, Inc. (formerly known as Digeo, Inc.) on a fully-converted fully-diluted basis.  However, in October 2009, substantially all of 9 OM, Inc.'s assets were sold to ARRIS Group, Inc., an unrelated third party. Ms. Jo Lynn Allen was a director of Charter and is a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of Charter and was Executive Vice President of Vulcan Ventures until his resignation in May 2009. Charter Operating owns a de minimus percentage of 9 OM, Inc.'s stock and did not receive any proceeds from the sale of assets to the ARRIS Group, Inc.

In May 2008, Charter Operating entered into an agreement with 9 OM, LLC (formerly known as Digeo Interactive, LLC), a subsidiary of 9 OM, Inc., for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment is subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units is being supplied under a software license agreement with 9 OM, LLC; the cost of which is expected to be approximately $2 million for the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  For the three and six months ended June 30, 2009 (Predecessor), the Company purchased approximately $4 million and $11 million, respectively, of DVR units from 9 OM, LLC under these agreements.

CC VIII Interest

For the six months ended June 30, 2009 (Predecessor), pursuant to indemnification provisions in the October 2005 settlement with Mr. Allen regarding the CC VIII, LLC (“CC VIII”) interest, the Company reimbursed Vulcan Inc. approximately $3 million in legal expenses.

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

16.           Contingencies

On August 28, 2008, a lawsuit was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al.  v. Charter Communications, LLC and Charter Communications, Inc.).  The plaintiffs sought to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California.  Plaintiffs allege that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked.   Although Charter and Charter LLC continue to deny all liability and believe that they have substantial defenses, in May 2010, the parties entered a settlement agreement disposing of all claims, including those potential wage and hour claims for potential class members in additional states beyond the four identified above. On May 24, 2010, the court granted preliminary approval of the settlement. A hearing to grant final approval is scheduled for September 2010. The Company has accrued expected settlement costs associated with this case. The Company has been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future.  The Company cannot predict the outcome of any such claims.

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

Charter Operating amended its senior secured credit facilities effective March 31, 2010.  In connection with the closing of these amendments, each of Bank of America, N.A. and JPMorgan, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss the pending appeal of the Company’s

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to the Company’s Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York.  The lenders filed their Stipulation of that dismissal and waiver of objections and it was signed by the judge on April 1, 2010 and the case dismissed.  On December 3, 2009, Wilmington Trust withdrew its notice of appeal.  On April 14, 2010, Wells Fargo filed their Stipulation of Dismissal of their appeal on behalf of the lenders under the CCO Holdings credit facility.  This Stipulation was signed by the judge on April 19, 2010 and the case dismissed. The remaining appeals by Law Debenture Trust, R2 Investments and the securities plaintiffs are in the briefing phase. The Company cannot predict the ultimate outcome of the appeals.

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

In 2009, the majority of restricted stock and performance units and shares previously outstanding were voluntarily forfeited by participants without termination of the service period, and the remaining, along with all stock options, were cancelled on the Effective Date.

The Plan included an allocation of not less than 3% of new equity for employee grants with 50% of the allocation to be granted within thirty days of the Company's emergence from bankruptcy.  In December 2009, the Company's board of directors authorized 8 million shares under the 2009 Stock Plan and awarded to certain employees 2 million shares of restricted stock, one-third of which are to vest on each of the first three anniversaries of the Effective Date.  Such grant of new awards is deemed to be a modification of old awards and will be accounted for as a modification of the original awards. As a result, unamortized compensation cost of $12 million was added to the cost of the new award and will be amortized over the vesting period.  As of June 30, 2010, total unrecognized compensation remaining to be recognized in future periods totaled $46 million.

During the three and six months ended June 30, 2010 (Successor), the Company granted 2,100 and 42,000 shares of restricted stock, respectively.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  During the three and six months ended June 30, 2009 (Predecessor), no equity awards were granted however, Charter granted $1 million and $12 million of performance cash and restricted cash under Charter’s 2009 incentive program, respectively.

The Company recorded $5 million and $6 million of stock compensation expense for the three months ended June 30, 2010 (Successor) and 2009 (Predecessor), respectively, and $10 million and $17 million for the six months ended June 30, 2010 (Successor) and 2009 (Predecessor), respectively, which is included in selling, general, and administrative expense.

18.           Consolidating Schedules

The CCO Holdings notes issued on April 28, 2010 and the CCO Holdings credit facility are obligations of CCO Holdings and the CCH II notes issued on the Effective Date are obligations of CCH II, however, they are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Affiliates Whose Securities Collateralize an Issue Registered or Being Registered. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.  Condensed consolidating financial statements as of June 30, 2010 and December 31, 2009 and for the six months ended June 30, 2010 and 2009 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
Successor
As of June 30, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$--	$3	$3	$34	$--	$40
Restricted cash and cash equivalents	--	--	--	--	27	--	27
Accounts receivable, net	--	1	--	--	248	--	249
Receivables from related party	70	152	4	4	--	(230)	--
Prepaid expenses and other current assets	2	20	--	--	35	--	57
Total current assets	72	173	7	7	344	(230)	373

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	35	--	--	6,867	--	6,902
Franchises	--	--	--	--	5,269	--	5,269
Customer relationships, net	--	--	--	--	2,167	--	2,167
Goodwill	--	--	--	--	951	--	951
Total investment in cable properties, net	--	35	--	--	15,254	--	15,289

CC VIII PREFERRED INTEREST	73	170	--	--	--	(243)	--

INVESTMENT IN SUBSIDIARIES	1,882	1,415	3,323	4,969	--	(11,589)	--

LOANS RECEIVABLE – RELATED PARTY	--	42	248	252	--	(542)	--

OTHER NONCURRENT ASSETS	--	160	--	28	159	(2)	345

Total assets	$2,027	$1,995	$3,578	$5,256	$15,757	$(12,606)	$16,007

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13	$108	$89	$24	$780	$--	$1,014
Payables to related party	--	--	--	--	230	(230)	--
Total current liabilities	13	108	89	24	1,010	(230)	1,014

LONG-TERM DEBT	--	--	2,074	1,909	8,674	--	12,657
LOANS PAYABLE – RELATED PARTY	--	--	--	--	542	(542)	--
OTHER LONG-TERM LIABILITIES	368	5	--	--	319	--	692
TEMPORARY EQUITY	12	--	--	--	--	--	12

Shareholders’/Member’s equity	1,634	1,882	1,415	3,323	4,969	(11,591)	1,632
Noncontrolling interest	--	--	--	--	243	(243)	--
Total shareholders’/member’s equity	1,634	1,882	1,415	3,323	5,212	(11,834)	1,632

Total liabilities and shareholders’/member’s equity	$2,027	$1,995	$3,578	$5,256	$15,757	$(12,606)	$16,007

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
Successor
As of December 31, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$185	$12	$6	$--	$506	$--	$709
Restricted cash and cash equivalents	18	--	--	--	27	--	45
Accounts receivable, net	--	1	--	--	247	--	248
Receivables from related party	41	178	1	5	--	(225)	--
Prepaid expenses and other current assets	--	24	--	--	45	--	69
Total current assets	244	215	7	5	825	(225)	1,071

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	36	--	--	6,797	--	6,833
Franchises	--	--	--	--	5,272	--	5,272
Customer relationships, net	--	--	--	--	2,335	--	2,335
Goodwill	--	--	--	--	951	--	951
Total investment in cable properties, net	--	36	--	--	15,355	--	15,391

CC VIII PREFERRED INTEREST	68	157	--	--	--	(225)	--

INVESTMENT IN SUBSIDIARIES	1,853	1,414	3,280	4,158	--	(10,705)	--

LOANS RECEIVABLE – RELATED PARTY	--	13	239	242	--	(494)	--

OTHER NONCURRENT ASSETS	--	160	--	--	38	(2)	196

Total assets	$2,165	$1,995	$3,526	$4,405	$16,218	$(11,651)	$16,658

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8	$134	$20	$9	$727	$--	$898
Current portion of long-term debt	--	--	--	--	70	--	70
Payables to related party	--	--	--	--	225	(225)	--
Total current liabilities	8	134	20	9	1,022	(225)	968

LONG-TERM DEBT	--	--	2,092	1,116	10,044	--	13,252
LOANS PAYABLE – RELATED PARTY	--	--	--	--	494	(494)	--
OTHER LONG-TERM LIABILITIES	239	6	--	--	275	--	520
TEMPORARY EQUITY	1	--	--	--	--	--	1

Shareholders’/Member’s equity	1,917	1,853	1,414	3,280	4,158	(10,707)	1,915
Noncontrolling interest	--	2	--	--	225	(225)	2
Total shareholders’/member’s equity	1,917	1,855	1,414	3,280	4,383	(10,932)	1,917

Total liabilities and shareholders’/member’s equity	$2,165	$1,995	$3,526	$4,405	$16,218	$(11,651)	$16,658

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
Successor
For the six months ended June 30, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$19	$56	$--	$--	$3,506	$(75)	$3,506

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	1,517	--	1,517
Selling, general and administrative	19	56	--	--	716	(75)	716
Depreciation and amortization	--	--	--	--	749	--	749
Other operating expenses, net	--	--	--	--	19	--	19

	19	56	--	--	3,001	(75)	3,001

Income from operations	--	--	--	--	505	--	505

OTHER INCOME (EXPENSES):
Interest expense, net	--	--	(98)	(50)	(275)	--	(423)
Reorganization items, net	--	--	--	--	(5)	--	(5)
Loss on extinguishment of debt	--	--	--	(17)	(18)	--	(35)
Other income, net	3	--	--	--	--	--	3
Equity in income of subsidiaries	31	18	116	183	--	(348)	--

	34	18	18	116	(298)	(348)	(460)

Income before income taxes	34	18	18	116	207	(348)	45

INCOME TAX EXPENSE	(96)	--	--	--	(6)	--	(102)

Consolidated net income (loss)	(62)	18	18	116	201	(348)	(57)

Less: Net (income) loss – noncontrolling interest	5	13	--	--	(18)	--	--

Net income (loss)	$(57)	$31	$18	$116	$183	$(348)	$(57)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
Predecessor
For the six months ended June 30, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$8	$49	$--	$--	$3,352	$(57)	$3,352

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	1,428	--	1,428
Selling, general and administrative	8	49	--	--	687	(57)	687
Depreciation and amortization	--	--	--	--	650	--	650
Other operating expenses, net	--	--	--	--	(48)	--	(48)

	8	49	--	--	2,717	(57)	2,717

Income from operations	--	--	--	--	635	--	635

OTHER INCOME (EXPENSES):
Interest expense, net (excluding unrecorded contractual interest of $215)	--	(203)	(126)	(37)	(313)	--	(679)
Reorganization items, net	--	(55)	(10)	(8)	(252)	--	(325)
Other expense, net	--	--	--	--	(3)	--	(3)
Equity in income (losses) of subsidiaries	(203)	(143)	(7)	38	--	315	--

	(203)	(401)	(143)	(7)	(568)	315	(1,007)

Income (loss) before income taxes	(203)	(401)	(143)	(7)	67	315	(372)

INCOME TAX EXPENSE	(114)	--	--	--	(7)	--	(121)

Consolidated net income (loss)	(317)	(401)	(143)	(7)	60	315	(493)

Less: Net (income) loss – noncontrolling interest	--	198	--	--	(22)	--	176

Net income (loss)	$(317)	$(203)	$(143)	$(7)	$38	$315	$(317)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
Successor
For the six months ended June 30, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(62)	$18	$18	$116	$201	$(348)	$(57)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	749	--	749
Noncash interest expense	--	--	(17)	5	48	--	36
Loss on extinguishment of debt	--	--	--	15	17	--	32
Deferred income taxes	96	--	--	--	2	--	98
Equity in income of subsidiaries	(31)	(18)	(116)	(183)	--	348	--
Other, net	(2)	--	--	--	13	--	11
Changes in operating assets and liabilities:
Accounts receivable	--	--	--	--	(1)	--	(1)
Prepaid expenses and other assets	(2)	4	--	--	10	--	12
Accounts payable, accrued expenses and other	2	(27)	69	14	43	--	101
Receivables from and payables to related party	(21)	9	(12)	(8)	32	--	--

Net cash flows from operating activities	(20)	(14)	(58)	(41)	1,114	--	981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(649)	--	(649)
Investment in subsidiary	(45)	(77)	(5)	(714)	--	841	--
Distributions from subsidiary	--	--	47	54	--	(101)	--
Loans to subsidiaries	--	(30)	--	--	--	30	--
Other, net	--	--	--	--	(4)	--	(4)

Net cash flows from investing activities	(45)	(107)	42	(660)	(653)	770	(653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	1,600	25	--	1,625
Borrowings from parent companies	--	--	--	--	30	(30)	--
Repayments of long-term debt	--	--	--	(826)	(1,614)	--	(2,440)
Repayment of preferred stock	(138)	--	--	--	--	--	(138)
Payments for debt issuance costs	--	--	--	(28)	(31)	--	(59)
Contribution from parent	--	109	13	5	714	(841)	--
Distributions to parent	--	--	--	(47)	(54)	101	--
Other, net	--	--	--	--	(3)	--	(3)

Net cash flows from financing activities	(138)	109	13	704	(933)	(770)	(1,015)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(203)	(12)	(3)	3	(472)	--	(687)
CASH AND CASH EQUIVALENTS, beginning of period	203	12	6	--	533	--	754

CASH AND CASH EQUIVALENTS, end of period	$--	$--	$3	$3	$61	$--	$67

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
Predecessor
For the six months ended June 30, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(317)	$(401)	$(143)	$(7)	$60	$315	$(493)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	650	--	650
Noncash interest expense	--	9	5	1	11	--	26
Noncash reorganization items, net	--	56	(8)	--	83	--	131
Deferred income taxes	113	--	--	--	3	--	116
Equity in losses (income) of subsidiaries	203	143	7	(38)	--	(315)	--
Other, net	--		--	--	23	--	23
Changes in operating assets and liabilities:
Accounts receivable	--	--	--	--	7	--	7
Prepaid expenses and other assets	--	(12)	--	--	(32)	--	(44)
Accounts payable, accrued expenses and other	(9)	164	142	39	(127)	--	209
Receivables from and payables to related party, includingdeferred management fees	10	45	(3)	(5)	(47)	--	--

Net cash flows from operating activities	--	4	--	(10)	631	--	625

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(540)	--	(540)
Change in accrued expenses related to capital expenditures	--	--	--	--	(19)	--	(19)

Net cash flows from investing activities	--	--	--	--	(559)	--	(559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	--	--	--	--	(34)	--	(34)
Repayments to parent companies	--	--	--	75	(75)	--	--

Net cash flows from financing activities	--	--	--	75	(109)	--	(34)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	4	--	65	(37)	--	32
CASH AND CASH EQUIVALENTS, beginning of period	--	7	5	2	946	--	960

CASH AND CASH EQUIVALENTS, end of period	$--	$11	$5	$67	$909	$--	$992

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset at June 30, 2010 is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter Holdco is the sole owner of Charter’s subsidiaries where the underlying operations reside.

We are a broadband communications company operating in the United States with approximately 5.3 million customers at June 30, 2010.  We offer our customers traditional cable video programming (basic and digital, which we refer to as "video" service), high-speed Internet access, and telephone services, as well as advanced broadband services (such as OnDemand, high definition television service and DVR).

Overview

For the three months ended June 30, 2010 and 2009, adjusted earnings before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $646 million and $638 million, respectively, and for each of the six months ended June 30, 2010 and 2009, Adjusted EBITDA was $1.3 billion.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA was relatively flat as a result of investments in our commercial business and strategic bandwidth initiatives. For the three months ended June 30, 2010 and 2009, our income from operations was $254 million and $301 million, respectively, and for the six months ended June 30, 2010 and 2009, our income from operations was $505 million and $635 million, respectively.  The decrease in income from operations for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 is primarily due to increased amortization related to customer relationships resulting from fresh start accounting as well as amounts received from litigation settlements in the six months ended June 30, 2009 that did not recur in the six months ended June 30, 2010.

We believe that continued competition and the weakened economic conditions in the United States, including a continued downturn in the housing market over the past year and high unemployment levels, have adversely affected consumer demand for our services. In addition, we believe these factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business.  These conditions have affected our net customer additions and revenue growth during 2010.  If these conditions do not improve, we believe the growth of our business and results of operations will be further adversely affected which may contribute to future impairments of our franchises and goodwill.

The following table summarizes our customer statistics for basic video, digital video, residential high-speed Internet, and residential telephone as of June 30, 2010 and 2009:

	Approximate as of
	June 30,	June 30,
	2010 (a)	2009 (a)

Residential (non-bulk) basic video customers (b)	4,466,600	4,672,100
Multi-dwelling (bulk) and commercial unit customers (c)	249,900	257,800
Total basic video customers (b)(c)	4,716,500	4,929,900
Digital video customers (d)	3,337,500	3,152,000
Residential high-speed Internet customers (e)	3,187,900	2,957,700
Residential telephone customers (f)	1,658,100	1,448,600

Total Revenue Generating Units (g)	12,900,000	12,488,200

After giving effect to sales of cable systems in 2009 and 2010, basic video customers, digital video customers, high-speed Internet customers and telephone customers would have been approximately 4,919,300, 3,150,100, 2,958,100, and 1,448,600, respectively, as of June 30, 2009.

(a)
Our billing systems calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at June 30, 2010 and 2009, customers include approximately 20,800 and 37,200 persons, respectively, whose accounts were over 60 days past due in payment, approximately 2,500 and

6,200 persons, respectively, whose accounts were over 90 days past due in payment, and approximately 1,300 and 2,900 persons, respectively, of which were over 120 days past due in payment.

(b)	"Basic video customers" include all residential customers who receive video cable services.

(c)
Included within "basic video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit ("EBU") basis.  We calculate EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service rather than the most prevalent price charged.  This EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators (“MSOs”).  As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

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

We have a history of net losses.  For the three months ended June 30, 2010 and 2009, our consolidated net losses were $81 million and $159 million, respectively, and for the six months ended June 30, 2010 and 2009, our consolidated net losses were $57 million and $493 million, respectively. Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses, interest expenses that we incur because of our debt and depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties and in 2010, amortization expenses resulting from the application of fresh start accounting.  The Plan resulted in the reduction of the principal amount of our debt by approximately $8 billion, reducing our interest expense by approximately $830 million annually.

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

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended				Six Months Ended
	Successor		Predecessor		Successor		Predecessor
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009

REVENUES	$1,771	100%	$1,690	100%	$3,506	100%	$3,352	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	766	43%	715	42%	1,517	43%	1,428	43%
Selling, general and administrative	364	21%	343	20%	716	21%	687	20%
Depreciation and amortization	380	22%	329	20%	749	21%	650	19%
Other operating (income) expenses, net	7	--	2	--	19	1%	(48)	(1%)

	1,517	86%	1,389	82%	3,001	86%	2,717	81%

Income from operations	254	14%	301	18%	505	14%	635	19%

OTHER INCOME (EXPENSES):
Interest expense, net	(219)		(216)		(423)		(679)
Reorganization items, net	(1)		(184)		(5)		(325)
Loss on extinguishment of debt	(34)		--		(35)		--
Other income (expenses), net	2		--		3		(3)

	(252)		(400)		(460)		(1,007)

Income (loss) before income taxes	2		(99)		45		(372)

INCOME TAX EXPENSE	(83)		(60)		(102)		(121)

Consolidated net loss	(81)		(159)		(57)		(493)

Less: Net loss – noncontrolling interest	--		47		--		176

Net loss – Charter shareholders	$(81)		$(112)		$(57)		$(317)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Net loss – Charter shareholders	$(0.72)		$(0.30)		$(0.51)		$(0.84)

Weighted average common shares outstanding, basic and diluted	113,110,882		378,982,037		113,066,173		378,541,155

Revenues.  Average monthly revenue per basic video customer increased to $124 for the three months ended June 30, 2010 from $113 for the three months ended June 30, 2009 and increased to $122 for the six months ended June 30, 2010 from $112 for the six months ended June 30, 2009.  Average monthly revenue per basic video customer represents total revenue, divided by the number of respective months, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand,

DVR, and high-definition television services, offset by a decrease in basic video customers.  Asset sales, net of acquisitions in 2009 and 2010, reduced the increase in revenues for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 by approximately $1 million and $3 million, respectively.

Revenues by service offering were as follows (dollars in millions):

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009		2010 over 2009
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$932	52%	$928	55%	$4	--
High-speed Internet	402	23%	367	22%	35	10%
Telephone	206	12%	186	11%	20	11%
Commercial	121	7%	110	6%	11	10%
Advertising sales	72	4%	62	4%	10	16%
Other	38	2%	37	2%	1	3%

	$1,771	100%	$1,690	100%	$81	5%

	Successor		Predecessor
	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009		2010 over 2009
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$1,858	53%	$1,856	55%	$2	--
High-speed Internet	797	23%	727	22%	70	10%
Telephone	404	11%	363	11%	41	11%
Commercial	239	7%	217	6%	22	10%
Advertising sales	131	4%	116	4%	15	13%
Other	77	2%	73	2%	4	5%

	$3,506	100%	$3,352	100%	$154	5%

Certain prior year amounts have been reclassified to conform with the 2010 presentation, including the reflection of franchise fees, equipment rental and video customer installation revenue as video revenue, and telephone regulatory fees as telephone revenue, rather than other revenue.

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue.  Basic video customers decreased by 213,400 customers from June 30, 2009 compared to June 30, 2010, 10,600 of which were related to asset sales.  Digital video customers increased by 185,500 during the same period, offset by asset sales of 1,900 customers.  The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2010 compared to three months ended June 30, 2009 Increase / (Decrease)	Six months ended June 30, 2010 compared to six months ended June 30, 2009 Increase / (Decrease)

Incremental video services and rate adjustments	$14	$30
Increase in digital video customers	16	26
Decrease in basic video customers	(25)	(51)
Asset sales, net of acquisitions	(1)	(3)

	$4	$2

Residential high-speed Internet customers grew by 230,200 customers.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2010 compared to three months ended June 30, 2009 Increase / (Decrease)	Six months ended June 30, 2010 compared to six months ended June 30, 2009 Increase / (Decrease)

Increase in high-speed Internet customers	$28	$54
Rate adjustments and service upgrades	7	16

	$35	$70

Revenues from telephone services increased by $27 million and $56 million for the three and six months ended June 30, 2010, respectively, as a result of an increase of 209,500 customers from June 30, 2009 to June 30, 2010. The increase was offset by $7 million and $15 million, respectively, related to lower average rates.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increased sales of the Charter Business Bundle® and customer relationship growth.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues for the three and six months ended June 30, 2010 increased as a result of increases in revenues from all sectors, especially the political, automotive and furniture sectors.  For the three months ended June 30, 2010 and 2009, we received $11 million and $10 million, respectively, and for the six months ended June 30, 2010 and 2009, we received $21 million and $18 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  The increase in other revenues for the three and six months ended June 30, 2010 was primarily the result of increases in home shopping and late payment fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

	Three months ended June 30, 2010 compared to three months ended June 30, 2009 Increase / (Decrease)	Six months ended June 30, 2010 compared to six months ended June 30, 2009 Increase / (Decrease)

Programming costs	$26	$52
Labor costs	15	22
Franchise and regulatory fees	6	10
Other, net	4	7
Asset sales, net of acquisitions	--	(2)

	$51	$89

Programming costs were approximately $459 million and $433 million, representing 60% and 61% of total operating expenses, for the three months ended June 30, 2010 and 2009, respectively, and were approximately $916 million and $865 million, representing 60% and 61% of total operating expenses, for the six months ended June 30, 2010 and 2009, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments, offset in part by asset sales and customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $4 million and $7 million for the three months ended June 30, 2010 and 2009, respectively, and $8 million and $14 million for the six months ended June 30, 2010 and 2009, respectively.  We expect programming expenses to continue to increase, and at a higher rate than 2009, due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

	Three months ended June 30, 2010 compared to three months ended June 30, 2009 Increase / (Decrease)	Six months ended June 30, 2010 compared to six months ended June 30, 2009 Increase / (Decrease)

Commercial services	$12	$18
Bad debt and collection costs	4	9
Marketing costs	5	8
Stock compensation	(1)	(7)
Other, net	1	1

	$21	$29

Depreciation and amortization. Depreciation and amortization expense increased by $51 million and $99 million for the three and six months ended June 30, 2010, respectively, primarily as a result of increased amortization associated with the increase in customer relationships as a part of applying fresh start accounting.

Other operating (income) expenses, net.  The change in other operating (income) expense, net is attributable to the following (dollars in millions):

	Three months ended June 30, 2010 compared to three months ended June 30, 2009 Increase / (Decrease)	Six months ended June 30, 2010 compared to six months ended June 30, 2009 Increase / (Decrease)

Special charges, net	$4	$67
Loss on sales of assets	1	--

	$5	$67

The increase in special charges in the six months ended June 30, 2010 as compared to the same period in 2009 is the result of amounts paid in litigation settlements in 2010 as compared to net amounts received from litigation settlements in 2009.  For more information, see Note 12 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense remained essentially flat for the three months ended June 30, 2010 compared to June 30, 2009.  The amount of contractual interest expense not recorded on debt subject to compromise as a result of our Chapter 11 bankruptcy filing for the three and six months ended June 30, 2009 was approximately $206 million and $215 million, respectively. For the six months ended June 30, 2010 compared to June 30, 2009, net interest expense decreased by $256 million, which was primarily a result of a decrease in average debt outstanding as a result of the completion of our reorganization under Chapter 11 of the U.S. Bankruptcy Code and the related reduction of $8 billion principal amount of debt.

Reorganizations items, net.  Reorganization items, net of $1 million and $184 million for the three months ended June 30, 2010 and 2009, respectively, and $5 million and $325 million for the six months ended June 30, 2010 and 2009, respectively, represent items of income, expense, gain or loss that we realized or incurred related to our reorganization under Chapter 11 of the U.S. Bankruptcy Code.  For more information, see Note 13 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Loss on extinguishment of debt.  Loss on extinguishment of debt for the three and six months ended June 30, 2010 primarily represents the loss recognized on the repurchase of $800 million principal amount of CCO Holdings' 8.75% senior notes due 2013 and $770 million principal amount of Charter Communications Operating, LLC’s (“Charter Operating”) 8.375% senior second lien notes due 2014.  For more information, see Note 5 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized for the three and six months ended June 30, 2010 and 2009, through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to current federal and state income tax expense.  For the six months ended June 30, 2010, income tax expense also included a $69 million benefit related to the February 8, 2010 Charter Holdco partnership interest exchange.

Net loss – noncontrolling interest.  Noncontrolling interest for the three and six months ended June 30, 2009 represented the allocation of income to Mr. Paul G. Allen’s (“Mr. Allen”) previous 5.6% membership interests in CC VIII, LLC (“CC VIII”) and the allocation of losses to Mr. Allen’s noncontrolling interest in Charter Holdco.  Mr. Allen has subsequently transferred his CC VIII interest to Charter on the Effective Date of the Plan.  On February 8, 2010, Mr. Allen exercised his remaining right to exchange Charter Holdco units for shares of Charter Class A common stock after which Charter Holdco became 100% owned by Charter.  See Notes 2 and 8 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net loss – Charter shareholders. Net loss – Charter shareholders decreased by $31 million, or 28%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and by $260 million, or 82%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily a result of the factors described above.

Loss per common share. During the three months ended June 30, 2010 compared to the three months ended June 30, 2009, net loss per common share increased by $0.42, or 140%, and during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 net loss per common share decreased by $0.33, or 39%, as a result of the factors described above and a decrease in the number of shares outstanding as a result of our recapitalization upon emergence from Chapter 11 of the U.S. Bankruptcy Code.

Use of Adjusted EBITDA and Free Cash Flow

We use certain measures that are not defined by accounting principles generally accepted in the United States (“GAAP”) to evaluate various aspects of our business. Adjusted EBITDA and free cash flow are non-GAAP financial measures and should be considered in addition to, not as a substitute for, net loss and net cash flows from operating activities reported in accordance with GAAP. These terms, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and free cash flow are reconciled to consolidated net loss and net cash flows from operating activities, respectively, below.

Adjusted EBITDA is defined as consolidated net loss plus net interest expense, income taxes, depreciation and amortization, reorganization items, stock compensation expense, loss on extinguishment of debt, and other expenses, such as special charges and loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. For this reason, it is a significant component of Charter’s annual incentive compensation program.  However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing.  Management evaluates these costs through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

We believe that Adjusted EBITDA and free cash flow provide information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). Adjusted EBITDA includes management fee expenses in the amount of $36 million and $34 million for the three months ended June 30, 2010 and 2009, respectively, and $71 million and $66 million for the six months ended June 30, 2010 and 2009, respectively, which expense amounts are excluded for the purposes of calculating compliance with leverage covenants.

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Consolidated net loss	$(81)	$(159)	$(57)	$(493)
Plus: Interest expense, net	219	216	423	679
Income tax expense	83	60	102	121
Depreciation and amortization	380	329	749	650
Stock compensation expense	5	6	10	17
Reorganization items, net	1	184	5	325
Loss on extinguishment of debt	34	--	35	--
Other, net	5	2	16	(45)

Adjusted EBITDA	$646	$638	$1,283	$1,254

Net cash flows from operating activities	$451	$438	$981	$625
Less: Purchases of property, plant and equipment	(339)	(271)	(649)	(540)
Change in accrued expenses related to capital expenditures	15	8	--	(19)

Free cash flow	$127	$175	$332	$66

Liquidity and Capital Resources

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

On March 31, 2010, Charter Operating and its affiliates closed on a transaction to amend and restate its senior secured credit facilities to, among other things, allow for the creation of a new revolving facility of $1.3 billion, the extension of maturities of a portion of the facilities and the amendment and restatement of certain other terms and conditions. Upon the closing, each of Bank of America, N.A. and JPMorgan Chase Bank, N.A., as agent and retiring agent, respectively, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss with prejudice the pending appeal of our Confirmation Order pending before the Bankruptcy Court and to waive any objections to our Confirmation Order issued by the Bankruptcy Court. The dismissal was entered on April 1, 2010.

On April 16, 2010, Charter redeemed all of the shares of the Series A Preferred Stock for a redemption payment of $25.948 per share or a total redemption payment for all shares of approximately $143 million.

On April 28, 2010, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $900 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “2018 Notes”) and $700 million aggregate principal amount of 8.125% Senior Notes due 2020 (the “2020 Notes”). Such notes are guaranteed by Charter. The net proceeds were used to finance the tender offers in which $800 million principal amount of CCO Holdings' outstanding 8.75% Senior Notes due 2013 (the “2013 Notes”) and $770 million principal amount of Charter Operating’s outstanding 8.375% Senior Second Lien Notes due 2014 (the “2014 Notes”) were repurchased.

During the second quarter of 2010, Charter guaranteed the $350 million CCO Holdings credit facility and the $1.8 billion CCH II 13.5% senior notes due 2016.

Overview of Our Debt and Liquidity

Although we reduced our debt by approximately $8 billion on November 30, 2009 pursuant to the Plan, we continue to have significant amounts of debt.  Our long-term debt as of June 30, 2010 totaled $12.7 billion, consisting of $7.3 billion of credit facility debt and $5.4 billion accreted value of high-yield notes.  Our business requires significant cash to fund principal and interest payments on our debt. For the remainder of 2010, $35 million of our debt matures.  As of June 30, 2010, $69 million of our debt matures in 2011, $1.2 billion in 2012, $625 million in 2013, $4.6 billion in 2014, $30 million in 2015, $1.8 billion in 2016 and $4.4 billion thereafter.

The amount of the maturities in 2013 includes amounts outstanding under Charter Operating’s $1.3 billion revolving facility.  The revolving loan matures in March 2015.  However, if on December 1, 2013 Charter Operating has scheduled maturities in excess of $1.0 billion between January 1, 2014 and April 30, 2014, the revolving loan will mature on December 1, 2013 unless lenders holding more than 50% of the revolving loan consent to the maturity being March 2015.  As of June 30, 2010, Charter Operating had maturities of $3.8 billion between January 1, 2014 and April 30, 2014.  Accordingly, the maturity amounts in the paragraph above reflect the revolving facility maturing in 2013.  We expect to utilize cash flows from operating activities and cash on hand as well as future refinancing transactions to further extend or reduce the maturities of our principal obligations. The timing and terms of any refinancing transactions will be subject to market conditions.  Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions.  As of June 30, 2010, the amount available under the revolving credit facility was approximately $800 million.

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

Free Cash Flow

Free cash flow was $332 million and $66 million for the six months ended June 30, 2010 and 2009, respectively.  The increase in free cash flow is primarily due to decreases in interest expense and cash reorganization items offset by increases in capital investments to enhance our residential and commercial products and service capabilities.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended June 30, 2010, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on June 30, 2010 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing and Financing Activities

Cash and Cash Equivalents.  We held $67 million in cash and cash equivalents, including restricted cash, as of June 30, 2010 compared to $754 million as of December 31, 2009.  The decrease in cash resulted primarily from a payment on our revolving credit facilities on March 31, 2010.

Operating Activities. Net cash provided by operating activities increased $356 million from $625 million for the six months ended June 30, 2009 to $981 million for the six months ended June 30, 2010, primarily as a result of a decrease of $194 million in cash paid for interest and $189 million in cash reorganization items.

Investing Activities. Net cash used in investing activities was $653 million and $559 million for the six months ended June 30, 2010 and 2009, respectively.  The increase is primarily due to an increase of $109 million in purchases of property, plant, and equipment as a result of capital investments to enhance our residential and commercial products and services capabilities.

Financing Activities. Net cash used in financing activities was $1.0 billion and $34 million for the six months ended June 30, 2010 and 2009, respectively.  The increase in cash used during the six months ended June 30, 2010 as compared to the corresponding period in 2009, was primarily the result of repayments on the Charter Operating revolving credit facilities and repayment of preferred stock.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $649 million and $540 million for the six months ended June 30, 2010 and 2009, respectively, and increased as a result of strategic investments including DOCSIS 3.0, bandwidth reclamation projects such as switched-digital video launches, and investments made to move into new commercial segments. See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities and the issuance of debt.  In addition, our liabilities related to capital expenditures remained unchanged for the six months ended June 30, 2010 compared to year end and decreased $19 million for the six months ended June 30, 2009 compared to year end.

During 2010, we expect capital expenditures to be approximately $1.2 billion.  We expect the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, scalable infrastructure, and support capital.  The actual amount of our capital expenditures depends in part on the deployment of advanced broadband services and offerings.  We may need additional capital if there is accelerated growth in high-speed Internet, telephone, commercial business or digital customers or there is an increased need to respond to competitive pressures by expanding the delivery of other advanced services.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and six months ended June 30, 2010 (Successor) and 2009 (Predecessor) (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Customer premise equipment (a)	$140	$141	$296	$308
Scalable infrastructure (b)	108	50	195	95
Line extensions (c)	22	17	38	31
Upgrade/Rebuild (d)	7	9	16	14
Support capital (e)	62	54	104	92

Total capital expenditures (f)	$339	$271	$649	$540

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

(f)
Total capital expenditures includes $34 million and $19 million of capital expenditures related to commercial services for the three months ended June 30, 2010 and 2009, respectively, and $52 million and $35 million for the six months ended June 30, 2010 and 2009, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks, including fluctuations in interest rates.  We use interest rate swap agreements to manage our interest costs and reduce our exposure to increases in floating interest rates.  We manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt.  Using interest rate swap agreements, we agree to exchange, at specified intervals through 2015, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

As of June 30, 2010 and December 31, 2009, our total debt was approximately $12.7 billion and $13.3 billion, respectively.  As of June 30, 2010 and December 31, 2009, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.7% and 2.6%, respectively, and the weighted average interest rate on the high-yield notes was approximately 10.2% and 10.4%, respectively, resulting in a blended weighted average interest rate of 6.3% and 5.5%, respectively.  The increase in the credit facility and blended weighted average interest rates is primarily due to the $2.0 billion notional amount of interest rate swap agreements entered into in April 2010.  The interest rate on approximately 55% and 37% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of June 30, 2010 and December 31, 2009, respectively.

We do not hold or issue derivative instruments for speculative trading purposes.  We have interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, derivative gains and losses offset related results on hedged items in the consolidated statements of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For each of the three and six months ended June 30, 2010 and 2009, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in other comprehensive loss.  For each of the three and six months ended June 30, 2010, losses of $50 million, and for the six months ended June 30, 2009, losses of $9 million, related to derivative instruments designated as cash flow hedges, were recorded in other comprehensive loss. No gains or losses related derivative instruments designated as cash flow hedges were recorded inother comprehensive loss for the three months ended June 30, 2009 as no interest rate swaps were outstanding during this period.  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they did not meet effectiveness criteria.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other expenses, net in the Company’s consolidated statements of operations. For the six months ended June 30, 2009, other expense, net included losses of $4 million, resulting from interest rate derivative instruments not designated as hedges. No gains or losses resulting from interest rate derivative instruments not designated as hedges were recorded inother expense, net for the three and six months ended June 30, 2010 or the three months ended June 30, 2009.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of June 30, 2010 (dollars in millions):

	2010	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value at June 30, 2010
Debt:
Fixed Rate	$--	$--	$1,100	$--	$546	$--	$3,366	$5,012	$5,412
Average Interest Rate	--	--	8.00%	--	10.88%	--	10.88%	10.25%

Variable Rate	$35	$69	$69	$625	$4,069	$30	$2,835	$7,732	$7,164
Average Interest Rate	3.48%	3.94%	4.63%	5.21%	5.72%	7.02%	7.30%	6.23%

Interest Rate Instruments:
Variable to Fixed Rate	$--	$--	$--	$900	$800	$300	$--	$2,000	$50
Average Pay Rate	--	--	--	5.21%	5.65%	5.99%	--	5.50%
Average Receive Rate	--	--	--	5.79%	6.43%	6.92%	--	6.21%

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

At June 30, 2010, we had $2.0 billion in notional amounts of interest rate swaps outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparty credit risk).  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at June 30, 2010 including applicable bank spread.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report.  The evaluation was based in part upon reports and certifications provided by a number of executives.  Based upon, and as of the date of that evaluation, our Chief Executive Officer and

Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Employment Litigation

On August 28, 2008, a lawsuit was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al. v. Charter Communications, LLC and Charter Communications, Inc.). The plaintiffs sought to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California. Plaintiffs allege that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked. Although Charter and Charter LLC continue to deny all liability and believe that they have substantial defenses, in May 2010, the parties entered a settlement agreement disposing of all claims, including those potential wage and hour claims for potential class members in additional states beyond the four identified above. On May 24, 2010, the court granted preliminary approval of the settlement. A hearing to grant final approval is scheduled for September 2010. We have been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future. We cannot predict the outcome of any such claims.

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

The remaining appeals by Law Debenture Trust, R2 Investments and the securities plaintiffs are in the briefing phase. We cannot predict the ultimate outcome of the appeals.

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

We are also aware of three suits filed by holders of securities issued by us or our subsidiaries. Key Colony Fund, LP. v. Charter Communications, Inc. and Paul W. Allen (sic), was filed in February 2009 in the Circuit Court of Pulaski County, Arkansas and asserts violations of the Arkansas Deceptive Trade Practices Act and fraud claims. Key Colony alleges that it purchased certain senior notes based on representations of Charter and agents and representatives of Paul Allen as part of a scheme to defraud certain Charter noteholders. Clifford James Smith v. Charter Communications, Inc. and Paul Allen, was filed in May 2009 in the United States District Court for the Central District of California. Mr. Smith alleges that he purchased Charter common stock based on statements by Charter and Mr. Allen and that Charter’s bankruptcy filing was not necessary. The defendants’ responded to that Complaint in February 2010 and filed a motion to dismiss thereafter.  In April 2010, the court entered an order dismissing the Complaint, holding that Mr. Smith’s claims are expressly released by the Third Party Release and Injunction within Charter’s Plan of Reorganization. Herb Lair, Iron Workers Local No. 25 Pension Fund et al. v. Neil Smit, Eloise Schmitz, and Paul G. Allen (“Iron Workers Local No. 25”), was filed in the United States District Court for the Eastern District of Arkansas on June 1, 2009. Mr. Smit was the Chief Executive Officer and Ms. Schmitz was the Chief Financial Officer of Charter. The plaintiffs, who seek to represent a class of plaintiffs who acquired Charter stock between October 23, 2006 and February 12, 2009, allege that they and others similarly situated were misled by statements by Ms. Schmitz, Mr. Smit, Mr. Allen and/or in Charter SEC filings. The plaintiffs assert violations of the Securities Exchange Act of 1934. In February 2010, the United States Bankruptcy Court for the Southern District of New York held that these plaintiffs’ causes of action were released by the Third Party Release and Injunction within Charter’s Plan of Reorganization. Plaintiffs thereafter filed an appeal with the United States District Court for the Southern District of New York.  Charter denies the allegations made by the plaintiffs in these matters, believes all of the claims asserted in these cases were released through the Plan and intends to seek dismissal of these cases and otherwise vigorously contest these cases.

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

Our operational results during the recent prolonged economic downturn have depended, and our future results will depend, upon the retention and continued performance of our management team.  Our former President and Chief Executive Officer, Neil Smit, resigned effective February 28, 2010 and our Chief Operating Officer, Michael J. Lovett, assumed the additional title of Interim President and Chief Executive Officer at that time.  On April 12, 2010, Mr. Lovett was appointed President and Chief Executive Officer and elected to Charter’s Board of Directors. On that same day, we announced that Eloise Schmitz, our Executive Vice President and Chief Financial Officer, would leave Charter effective July 31, 2010. On July 28, 2010, we announced the appointment of Mr. Kevin D. Howard, Senior Vice President – Finance, Controller and Chief Accounting Officer to the position of Interim Chief Financial Officer effective August 1, 2010. We are conducting a search for a candidate to fill the position of Chief Financial Officer. As of May 3, 2010, we appointed Marwan Fawaz, previously our Executive Vice President and Chief Technology Officer, to the office of Executive Vice President-Operations and Chief Technology Officer.  Our ability to hire new key employees for management positions could be impacted adversely by the competitive environment for management talent in the telecommunications industry.  The loss of the services of key members of management and the inability to hire new key employees could adversely affect our ability to manage our business and our future operational and financial results.

Risks Related to Ownership Positions of Charter’s Principal Shareholders

If we were to have a person with a 35% or greater voting interest and Paul G. Allen did not maintain a voting interest in us greater than such holder, a change of control default could be triggered under our credit facilities.

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

Item 5.                         Other Information.

In a Form 8-K filed with the Securities and Exchange Commission on August 2, 2010, we included information regarding the election of Craig A. Jacobson as a member of the Board of Directors of Charter and the Audit Committee of the Board of Directors and the appointment of Kevin D. Howard as the Interim Chief Financial Officer.  Also, as previously reported in such Form 8-K, Charter’s stockholders adopted an Amended and Restated Certificate of Incorporation (as amended and restated, the “New Certificate of Incorporation”) pursuant to a written consent in lieu of a meeting of stockholders, which New Certificate of Incorporation became effective as of July 29, 2010.  The New Certificate of Incorporation was approved by the consent of (a) 56,295,147 shares of Charter's Class A common stock being a majority of the Class A shares outstanding and (b) 2,241,299 shares of Charter's Class B common stock, being all of the Class B shares outstanding.  Since this was a majority of the shares outstanding, no other holders of shares were asked to consent or otherwise vote their shares.

The prior Amended and Restated Certificate of Incorporation (the “Prior Certificate of Incorporation”) provided that the Board of Directors of Charter could impose restrictions on the trading of Charter’s stock if (i) Charter experienced an “owner shift” as determined for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, of at least 25 percentage points and (ii) the equity value of Charter decreased by at least 35% (the “Trigger Price”) from the equity value of Charter as determined and approved in connection with the joint plan of reorganization filed by Charter, Charter Investment, Inc. and certain of Charter’s direct and indirect subsidiaries (the “Plan Value”).  These restrictions, which were adopted to seek to assist the preservation of Charter’s ability to use its net operating losses (“NOLs”), may prohibit any person from acquiring stock of Charter if such person is a “5% shareholder” or would become a “5% shareholder” (as defined under Section 382) as a result of such acquisition.

The New Certificate of Incorporation contains these same trading restrictions, but amends the Trigger Price so that it is equal to $3.2 billion, which is approximately 80% of Charter’s overall market equity capitalization on the date of Charter’s emergence from bankruptcy.  Charter’s Board of Directors determined that this amendment would permit Charter to more adequately protect its NOLs, principally because of the significant difference between (i) the Plan Value (which value was used to determine the Trigger Price under the Prior Certificate of Incorporation) and (ii) Charter’s overall market equity capitalization, or trading value, at the time of Charter’s emergence from bankruptcy (which value has been used to determine the Trigger Price under the New Certificate of Incorporation).

The New Certificate of Incorporation also includes a provision that requires the Court of Chancery of the State of Delaware to be the sole and exclusive forum for certain intra-company disputes, including derivate actions brought on behalf of Charter; actions related to breach of fiduciary duties by any officer, director or shareholder; actions arising out of the Delaware General Corporation Law or the New Certificate of Incorporation or Bylaws; and actions asserting a claim governed by the internal affairs doctrine.

In addition, the New Certificate of Incorporation reflects certain clean-up changes, including the removal of the exhibit containing the terms of the Series A 15% Pay-in-Kind Preferred Stock (as previously disclosed, all outstanding shares of such preferred stock were redeemed by Charter on April 16, 2010, and have been retired by the Board of Directors), the removal of references to certain membership interests that have been exchanged and are no longer applicable to Charter’s New Certificate of Incorporation and the removal of the reference to the Lock-Up Agreement, dated as of December 30, 2009, by and between Paul G. Allen, Charter Investment, Inc. and Charter, which agreement terminated when the change of control provisions in the Charter Operating credit facility were substantially modified on March 31, 2010.

Item 6.                         Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CHARTER COMMUNICATIONS, INC.,
                 Registrant

Dated: August 4, 2010	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Interim Chief Financial Officer, Senior Vice President - Finance, Controller and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1
Amended and Restated Certificate of Incorporation of Charter Communications, Inc. (originally incorporated July 22, 1999) (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 2, 2010 (File No. 001-33664)).

10.1
Charter Communications, Inc.'s guarantee of CCH II, LLC's and CCH II Capital Corp.'s 13.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Charter Communications, Inc. filed on June 22, 2010 (File No. 001-33664)).

10.2
Indenture relating to the 7.875% Senior Notes due 2018 and 8.125% Senior Notes due 2020, dated as of April 18, 2010, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.6 to the registration statement on Form S-1 of CCH II, LLC and CCH II Capital Corp. filed on June 30, 2010 (File No. 333-167877).

10.3
Exchange and Registration Rights Agreement related to the 7.875% Senior Notes due 2018 of CCO Holdings, LLC, CCO Holdings Capital Corp., dated as of April 28, 2010, by and among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-1 of CCH II, LLC and CCH II Capital Corp. filed on June 30, 2010 (File No. 333-167877).

10.4
Exchange and Registration Rights Agreement related to the 8.125% Senior Notes due 2020 of CCO Holdings, LLC, CCO Holdings Capital Corp., dated as April 28, 2010, by and among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-1 of CCH II, LLC and CCH II Capital Corp. filed on June 30, 2010 (File No. 333-167877).

10.5*
Charter Communications, Inc.'s guarantee of obligations of CCO Holdings, LLC under the Credit Agreement dated as of March 6, 2007 among CCO Holdings, LLC, the lenders from time to time parties thereto, and Wells Fargo Bank, N.A. as successor Administrative Agent.

10.6*	First Amendment to the Amended and Restated Management Agreement dated as of July 20, 2010 Charter Communications Operating, LLC and Charter Communications, Inc.

10.7*	First Amendment to the Second Amended and Restated Mutual Services Agreement dated as of July 20, 2010 between Charter Communications, Inc. and Charter Communications Holding Company, LLC.

10.8+
Employment agreement between Gregory Doody and Charter Communications, Inc. dated as of July 28, 2010 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 2, 2010 (File No. 001-33664)).

10.9+
Amended and Restated Employment Agreement between Kevin D. Howard and Charter Communications, Inc. dated as of March 1, 2010 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications Inc. filed on August 2, 2010 (File No. 001-33664).

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

* Document attached

E-2