Form 10-Q
period 2010-09-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2010-11-03
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                           (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐
Number of shares of Class A common stock outstanding as of September 30, 2010: 112,394,748
Number of shares of Class B common stock outstanding as of September 30, 2010: 2,241,299

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended September 30, 2010

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2010.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Risk Factors" under Part II, Item 1A and the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC.  Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity," "tentative," "positioning" and "potential," among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
our ability to sustain and grow revenues and free cash flow by offering video, high-speed Internet, telephone and other services to residential and commercial customers, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition, the need for innovation and related capital expenditures and the difficult economic conditions in the United States;

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

•
the availability and access, in general, of funds to meet our debt obligations, prior to or when they become due, and to fund our operations and necessary capital expenditures, either through (i) cash on hand, (ii) free cash flow, (iii) access to the capital or credit markets including through new issuances, exchange offers or otherwise, especially given recent volatility and disruption in the capital and credit markets, or (iv) other sources and our ability to fund debt obligations (by dividend, investment or otherwise) to the applicable obligor of such debt; and

•
our ability to comply with all covenants in our indentures and credit facilities, any violation of which, if not cured in a timely manner, could trigger a default of our other obligations under cross-default provisions.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.  We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	Successor
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$655	$709
Restricted cash and cash equivalents	27	45
Accounts receivable, less allowance for doubtful accounts of $20 and $11, respectively	241	248
Prepaid expenses and other current assets	96	69
Total current assets	1,019	1,071

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	6,867	6,833
Franchises	5,257	5,272
Customer relationships, net	2,081	2,335
Goodwill	951	951
Total investment in cable properties, net	15,156	15,391

OTHER NONCURRENT ASSETS	360	196

Total assets	$16,535	$16,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,015	$898
Current portion of long-term debt	589	70
Total current liabilities	1,604	968

LONG-TERM DEBT	12,585	13,252
OTHER LONG-TERM LIABILITIES	823	520

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
112,394,748 and 112,576,872 shares issued and outstanding, respectively	--	--
Class B common stock; $.001 par value; 25 million shares authorized;
2,241,299 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	1,757	1,914
Accumulated equity (deficit)	(150)	2
Accumulated other comprehensive loss	(84)	--
Total Charter shareholders’ equity	1,523	1,916

Noncontrolling interest	--	2
Total shareholders’ equity	1,523	1,918

Total liabilities and shareholders’ equity	$16,535	$16,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Unaudited

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

REVENUES	$1,769	$1,693	$5,275	$5,045

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	788	739	2,317	2,174
Selling, general and administrative	356	354	1,060	1,034
Depreciation and amortization	385	327	1,134	977
Impairment of franchises	--	2,854	--	2,854
Other operating (income) expenses, net	--	10	19	(38)

	1,529	4,284	4,530	7,001

Income (loss) from operations	240	(2,591)	745	(1,956)

OTHER INCOME (EXPENSES):
Interest expense, net (excluding unrecorded contractual interest expense of $206 and $421 for the three and nine months ended September 30, 2009)	(222)	(206)	(645)	(885)
Reorganization items, net	(1)	(198)	(6)	(523)
Loss on extinguishment of debt	(3)	--	(38)	--
Other income (expenses), net	--	--	3	(3)

	(226)	(404)	(686)	(1,411)

Income (loss) before income taxes	14	(2,995)	59	(3,367)

INCOME TAX BENEFIT (EXPENSE)	(109)	565	(211)	444

Consolidated net loss	(95)	(2,430)	(152)	(2,923)

Less: Net loss – noncontrolling interest	--	1,395	--	1,571

Net loss – Charter shareholders	$(95)	$(1,035)	$(152)	$(1,352)

LOSS PER COMMON SHARE, BASIC AND DILUTED:

Net loss – Charter shareholders	$(0.84)	$(2.73)	$(1.34)	$(3.57)

Weighted average common shares outstanding, basic and diluted	113,110,889	379,066,320	113,081,242	378,718,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Nine Months Ended
	Successor	Predecessor
	September 30,	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(152)	$(2,923)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,134	977
Impairment of franchises	--	2,854
Noncash interest expense	54	35
Noncash reorganization items, net	--	155
Loss on extinguishment of debt	35	--
Deferred income taxes	204	(451)
Other, net	20	32
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	7	11
Prepaid expenses and other assets	15	(37)
Accounts payable, accrued expenses and other	105	355

Net cash flows from operating activities	1,422	1,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(948)	(819)
Change in accrued expenses related to capital expenditures	(7)	(18)
Other, net	(7)	(4)

Net cash flows from investing activities	(962)	(841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	2,757	--
Repayments of long-term debt	(3,070)	(52)
Repayment of preferred stock	(138)	--
Payments for debt issuance costs	(76)	--
Other, net	(5)	--

Net cash flows from financing activities	(532)	(52)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72)	115
CASH AND CASH EQUIVALENTS, beginning of period	754	960

CASH AND CASH EQUIVALENTS, end of period	$682	$1,075

CASH PAID FOR INTEREST	$561	$685

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.	Organization and Basis of Presentation

Organization

Charter Communications, Inc. ("Charter") is a holding company whose principal asset at September 30, 2010 is a 100% common equity interest in Charter Communications Holding Company, LLC ("Charter Holdco"). Charter Holdco is the sole owner of Charter’s subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

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

Certain prior period amounts have been reclassified to conform with the 2010 presentation.

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

Restricted cash on the accompanying condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009 of $27 million and $45 million, respectively, represents amounts held in escrow accounts pending final resolution from the Bankruptcy Court. Restricted cash is included in cash and cash equivalents on the accompanying condensed consolidated statements of cash flows.  Approximately $18 million of restricted cash held in an escrow account established in bankruptcy proceedings was used to pay for professional services for the nine months ended September 30, 2010.

3.           Franchises, Goodwill and Other Intangible Assets

As of September 30, 2010 and December 31, 2009, indefinite-lived and finite-lived intangible assets are presented in the following table:

	September 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$5,257	$--	$5,257	$5,272	$--	$5,272
Goodwill	951	--	951	951	--	951
Trademarks	158	--	158	158	--	158

	$6,366	$--	$6,366	$6,381	$--	$6,381

Finite-lived intangible assets:
Customer relationships	$2,359	$278	$2,081	$2,363	$28	$2,335
Other intangible assets	48	5	43	33	--	33
	$2,407	$283	$2,124	$2,396	$28	$2,368

Amortization expense related to customer relationships and other intangible assets for the three months ended September 30, 2010 (Successor) and 2009 (Predecessor) was approximately $85 million and $2 million, respectively, and for the nine months ended September 30, 2010 (Successor) and 2009 (Predecessor) was approximately $255 million and $5 million, respectively.  During the nine months ended September 30, 2010, the net carrying amount of franchises and customer relationships was reduced by $15 million and $4 million, respectively, related to asset sales.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

3 months ended December 31, 2010	$83
2011	312
2012	286
2013	259
2014	234
2015	208
Thereafter	742

$2,124

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

In the three months ended September 30, 2009, the Company recorded a preliminary non-cash franchise impairment charge of $2.9 billion which represented the Company’s best estimate of the impairment of its franchise assets at that time.  The impairment was a result of the continued economic pressure on the Company’s customers from the economic downturn along with increased competition and the related impact to its projected future growth rates.

4.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Accounts payable – trade	$148	$113
Accrued capital expenditures	39	46
Accrued expenses:
Programming costs	295	270
Interest	125	90
Compensation	129	102
Franchise-related fees	48	53
Other	231	224

	$1,015	$898

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.           Long-Term Debt

Long-term debt consists of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCH II, LLC:
13.5% senior notes due November 15, 2016	$1,766	$2,066	$1,766	$2,092
CCO Holdings, LLC:
8.75% senior notes due November 15, 2013	--	--	800	812
7.25% senior notes due October 30, 2017	1,000	1,000	--	--
7.875% senior notes due April 30, 2018	900	900	--	--
8.125% senior notes due April 30, 2020	700	700	--	--
Credit facility due September 6, 2014	350	311	350	304
Charter Communications Operating, LLC:
8% senior second-lien notes due April 30, 2012	1,100	1,114	1,100	1,120
8.375% senior second-lien notes due April 30, 2014	--	--	770	779
10.875% senior second-lien notes due September 15, 2014	546	594	546	601
Credit facilities	6,888	6,489	8,177	7,614
Total Debt	$13,250	$13,174	$13,509	$13,322
Less: Current Portion	631	589	70	70
Long-Term Debt	$12,619	$12,585	$13,439	$13,252

Current portion of long-term debt represents debt repaid on October 1, 2010 with cash on hand as of September 30, 2010.  The accreted values presented above represent the fair value of the notes as of the Effective Date, plus accretion to the balance sheet dates. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under the revolving portion of its credit facility of approximately $1.2 billion as of September 30, 2010. As such, debt scheduled to mature during the next 12 months is reflected as long-term as of September 30, 2010.

On March 31, 2010, Charter Communications Operating, LLC (“Charter Operating”) entered into an amended and restated credit agreement.  The refinancing resulted in a loss on extinguishment of debt for the nine months ended September 30, 2010 of approximately $1 million.  Under the amended and restated credit agreement, the Charter Operating credit facilities consist of the following as of September 30, 2010:

•
A term B-1 loan with a remaining principal amount of approximately $3.3 billion, which is repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term B-1 loan, with the remaining balance due at final maturity on March 6, 2014;

•
A term B-2 loan with a remaining principal amount of approximately $367 million, which is repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term B-2 loan, with the remaining balance due at final maturity on March 6, 2014;

•
A term C loan with a remaining principal amount of approximately $3.0 billion, which is repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term C loan, with the remaining balance due at final maturity on September 6, 2016;

•	A non-revolving loan with a remaining principal amount of approximately $199 million, which is repayable in full on March 6, 2013; and
•
A revolving loan which allows for borrowings of up to $1.3 billion.  The revolving loan matures on March 6, 2015. However, if on December 1, 2013, Charter Operating has scheduled maturities in excess of $1.0 billion between January 1, 2014 and April 30, 2014, the revolving loan will mature on December 1, 2013 unless lenders holding more than 50% of the revolving loan consent to the maturity being March 6, 2015.  As of

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

September 30, 2010, Charter Operating had maturities of $3.7 billion between January 1, 2014 and April 30, 2014.  The revolving credit facility amount may be increased, but it may not exceed $1.75 billion in aggregate revolving commitments plus the amount outstanding under the non-revolving loan.

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

On April 28, 2010, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $900 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “2018 Notes”) and $700 million aggregate principal amount of 8.125% Senior Notes due 2020 (the “2020 Notes”). Such notes are guaranteed by Charter. The net proceeds were used to finance the tender offers and redemptions in which $800 million principal amount of CCO Holdings' outstanding 8.75% Senior Notes due 2013 (the “2013 Notes”) and $770 million principal amount of Charter Operating’s outstanding 8.375% Senior Second Lien Notes due 2014 (the “2014 Notes) were repurchased.  These transactions resulted in a loss on extinguishment of debt for the nine months ended September 30, 2010 of approximately $34 million.

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

In August and September 2010, the Company prepaid $122 million principal amount of term B-2 loans resulting in a loss on extinguishment of debt of approximately $3 million for the three and nine months ended September 30, 2010.

On September 27, 2010, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.0 billion aggregate principal amount of 7.25% Senior Notes due 2017 (the “2017 Notes”). Such Notes are guaranteed by Charter.  A portion of the proceeds was used to repay amounts outstanding under the Charter Operating revolving credit facility with the remaining proceeds included in cash on hand at September 30, 2010 of $682 million.  On October 1, 2010, $631 million was used to prepay portions of the amounts outstanding under the Charter Operating credit facilities.  The Company expects to record a loss on extinguishment of debt of approximately $34 million in the fourth quarter of 2010 related to the October prepayments.

The 2017 Notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp.  They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The 2017 Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and Charter Operating credit facilities.

CCO Holdings may redeem some or all of the 2017 Notes at any time prior to October 30, 2013 at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, plus an applicable make-whole premium. On or after October 30, 2013, CCO Holdings may redeem some or all of the 2017 Notes at a redemption price that declines ratably from the redemption price of 105.438% to a redemption price on or after October 30, 2016 of 100.0% of the principal amount of the 2017 Notes, plus any accrued and unpaid interest.

In addition, at any time prior to October 30, 2013, CCO Holdings may redeem up to 35% of the aggregate principal amount of the 2017 Notes at a redemption price equal to 107.250% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met.

In the event of specified change of control triggering events, CCO Holdings must offer to purchase the outstanding 2017 Notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

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

Changes to controlling and noncontrolling interest consist of the following for the periods presented:

	Controlling	Noncontrolling
	Interest	Interest	Total

Balance, December 31, 2009	$1,916	$2	$1,918
Net loss	(152)	--	(152)
Charter Investment Inc.’s exchange of Charter Holdco interest (see Note 13)	(176)	(2)	(178)
Change in fair value of interest rate swap agreements	(84)	--	(84)
Stock compensation expense	19	--	19

Balance, September 30, 2010	$1,523	$--	$1,523

8.	Comprehensive Loss

The Company reports changes in the fair value of interest rate swap agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria in other comprehensive loss.  Consolidated comprehensive loss was $129 million and $236 million for the three and nine months ended September 30, 2010 (Successor), respectively, and was $2.4 billion and $2.9 billion for the three and nine months ended September 30, 2009 (Predecessor), respectively.  Consolidated comprehensive loss for the three and nine months ended September 30, 2010 (Successor) includes a $34 million and $84 million loss, respectively, on the fair value of interest rate swap agreements designated as cash flow hedges and for the nine months ended September 30, 2009 (Predecessor) includes a $9 million loss.  For the three and nine months ended September 30, 2009 (Predecessor), consolidated comprehensive loss also includes a $23 million and $45 million gain, respectively, related to the amortization of accumulated other comprehensive loss related to terminated interest rate swap agreements in connection with the bankruptcy.

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

Interest rate swap agreements are included in other long-term liabilities at fair value of $84 million as of September 30, 2010. Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in other comprehensive income (loss).  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

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

As of September 30, 2010, the Company had $2.0 billion in notional amounts of interest rate swap agreements outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The effect of derivative instruments on the Company’s consolidated statements of operations is presented in the table below.

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Other expense, net:
Loss on interest rate derivatives not designated as hedges or ineffective portion of hedges	$--	$--	$--	$(4)

Accumulated other comprehensive loss:
Loss on interest rate derivatives designated as hedges (effective portion)	$(34)	$--	$(84)	$(9)

Amount of gain (loss) reclassified from accumulated other comprehensive loss into interest expense or reorganization items, net	$(9)	$23	$(17)	$12

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

10.           Fair Value Measurements

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2010 and December 31, 2009 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s debt at September 30, 2010 and December 31, 2009 are based on quoted market prices and is classified within Level 1 (defined below) of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
CCH II debt	$2,066	$2,110	$2,092	$2,086
CCO Holdings debt	2,600	2,670	812	816
Charter Operating debt	1,708	1,784	2,500	2,527
Credit facilities	6,800	7,080	7,918	8,000

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

The interest rate derivatives designated as hedges were valued as a $84 million liability as of September 30, 2010 using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 of the valuation hierarchy.  The weighted average pay rate for the Company’s interest rate swap agreements was 2.25% at September 30, 2010.

The Preferred Stock was valued at $148 million as of December 31, 2009 using an income approach based on yields of similar securities of comparable companies and based on yields of the Company’s debt securities and was classified within Level 3 of the valuation hierarchy.  On April 16, 2010, Charter redeemed all of the shares of the Preferred Stock.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded in the three and nine months ended September 30, 2010.  During the three months ended September 30, 2009, the Company recorded a preliminary impairment on its franchise assets of $2.9 billion.  The impairment charge was calculated by comparing the book value of franchise assets to their fair values as of September 30, 2009 which are determined utilizing an income approach that makes use of significant unobservable inputs. Such fair value was classified as level 3 in the fair value hierarchy.

11.           Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Loss on sales of assets, net	$1	$3	$4	$6
Special charges, net	(1)	7	15	(44)

	$--	$10	$19	$(38)

Loss on sales of assets, net

Loss on sales of assets, net represents the loss recognized on the sale of fixed assets and cable systems.

In October 2010, the Company sold systems serving approximately 64,900 customers.  The assets held for sale are included in prepaid and other current assets at September 30, 2010.  The Company does not anticipate a significant gain or loss from the sale of such systems.

Special charges, net

Special charges, net for the three and nine months ended September 30, 2010 and 2009 primarily includes net amounts received or paid in litigation settlements and severance charges.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Reorganization items, net consisted of the following items for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Penalty interest, net	$--	$136	$--	$257
Loss on debt at allowed claim amount	--	--	--	97
Professional fees	1	58	6	145
Paul Allen management fee settlement – related party	--	--	--	11
Other	--	4	--	13

	$1	$198	$6	$523

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

Based upon a taxable exchange which occurred on December 28, 2009, CII fulfilled the conditions necessary to allow it to elect a tax-free transaction at any time during the remaining term of the Exchange Agreement.  On February 8, 2010, the remaining 0.19% Charter Holdco interest was exchanged for 212,923 shares of Charter’s Class A common stock in a non-taxable transaction after which Charter Holdco became 100% owned by Charter.  As a result of this transaction, Charter recorded the tax attributes previously attributed to the CII noncontrolling interest which increased net deferred tax liabilities by approximately $109 million. The $109 million is the result of an overall increase in the gross deferred tax liability of $259 million and a corresponding reduction of valuation allowance of $150 million. The combined net effects of this transaction were recorded in the financial statements as a $178 million reduction of additional paid-in capital and a $69 million reduction of income tax expense for the nine months ended September 30, 2010.

For the three and nine months ended September 30, 2010 (Successor), the Company recorded $109 million and $211 million of income tax expense, respectively.Income tax expense was recognized through increases in deferred tax

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

liabilities related to Charter’s investment in Charter Holdco, and certain of Charter’s indirect subsidiaries, in addition to current federal and state income tax expense.  Income tax expense for the three and nine months ended September 30, 2010 includes $23 million related primarily to changes in estimates on the 2009 tax provision.  Income tax expense for the nine months ended September 30, 2010 was reduced by $69 million related to the reduction of the valuation allowance in connection with the exchange transaction discussed above.  For the three and nine months ended September 30, 2009 (Predecessor), the Company recorded $565 million and $444 million of income tax benefit, respectively.Income tax benefit for the three and nine months ended September 30, 2009 included $625 million of deferred tax benefit related to the impairment of franchises.

As of September 30, 2010 and December 31, 2009, the Company had net deferred income tax liabilities of approximately $689 million and $306 million, respectively.  Included in these net deferred tax liabilities is approximately $221 million and $213 million of net deferred tax liabilities at September 30, 2010 and December 31, 2009, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate income tax returns. The remainder of the Company’s net deferred tax liability arose from Charter’s investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

During the three months ended September 30, 2010, the Company recorded a new unrecognized tax benefit of $198 million related to a tax position for which the ultimate deductibility is highly certain, but for which there is uncertainty about the character of the deductibility.  The change in character of the deduction would not affect the annual effective tax rate after consideration of valuation allowance.

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

In May 2008, Charter Operating entered into an agreement with 9 OM, LLC (formerly known as Digeo Interactive, LLC), a subsidiary of 9 OM, Inc., for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment is subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units is being supplied under a software license agreement with 9 OM, LLC; the cost of which is expected to be approximately $2 million for the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  For the three and nine months ended September 30, 2009 (Predecessor), the Company purchased approximately $4 million and $15 million, respectively, of DVR units from 9 OM, LLC under these agreements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

CC VIII Interest

For the nine months ended September 30, 2009 (Predecessor), pursuant to indemnification provisions in the October 2005 settlement with Mr. Allen regarding the CC VIII, LLC (“CC VIII”) interest, the Company reimbursed Vulcan Inc. approximately $3 million in legal expenses.

Allen Agreement

In connection with the Plan, Charter, Mr. Allen and CII entered into a separate restructuring agreement (as amended, the “Allen Agreement”), in settlement and compromise of their legal, contractual and equitable rights, claims and remedies against Charter and its subsidiaries.  In addition to any amounts received by virtue of CII’s holding other claims against Charter and its subsidiaries, on the Effective Date, CII was issued 2.2 million shares of the new Charter Class B common stock equal to 2% of the equity value of Charter, after giving effect to the equity rights offering, but prior to issuance of warrants and equity-based awards provided for by the Plan and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.  Each share of new Charter Class B common stock is convertible, at the option of the holder, into one share of new Charter Class A common stock, and is subject to significant restrictions on transfer and conversion.  Certain holders of new Charter Class A common stock (and securities convertible into or exercisable or exchangeable therefore) and new Charter Class B common stock received certain customary registration rights with respect to their shares.  On the Effective Date, CII received: (i) 4.7 million warrants to purchase shares of new Charter Class A common stock, (ii) $85 million principal amount of new CCH II, LLC (“CCH II”) notes (transferred from CCH I, LLC (“CCH I”) noteholders), (iii) $25 million in cash for amounts previously owed to CII under a management agreement, (iv) $20 million in cash for reimbursement of fees and expenses in connection with the Plan, and (v) an additional $150 million in cash.  The warrants described above have an exercise price of $19.80 per share and expire seven years after the date of issuance. In addition, on the Effective Date, CII retained a minority equity interest in reorganized Charter Holdco of 1% and a right to exchange such interest into new Charter Class A common stock. On December 28, 2009, CII exchanged 81% of its interest in Charter Holdco, and on February 8, 2010 the remaining interest was exchanged after which Charter Holdco became 100% owned by Charter.  Further, Mr. Allen transferred his preferred equity interest in CC VIII to Charter.  Mr. Allen has the right to elect up to four of Charter's eleven board members pursuant to his ownership of Charter Class B common stock.

15.           Contingencies

On August 28, 2008, a lawsuit was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al.  v. Charter Communications, LLC and Charter Communications, Inc.).  The plaintiffs sought to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California.  Plaintiffs allege that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked.  In May 2010, the parties entered a settlement agreement disposing of all claims, including those potential wage and hour claims for potential class members in additional states beyond the four identified above. On September 24, 2010, the court granted final approval of the settlement. The Company has accrued expected settlement costs associated with this case. The Company has been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future.  The Company cannot predict the outcome of any such claims.

On March 27, 2009, Charter filed its chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York.  On the same day, JPMorgan Chase Bank, N.A., (“JPMorgan”), for itself and as Administrative Agent under the Charter Operating Credit Agreement, filed an adversary proceeding (the “JPMorgan Adversary Proceeding”) in Bankruptcy Court against Charter Operating and CCO Holdings seeking a declaration that there were events of default under the Charter Operating Credit Agreement.  JPMorgan, as well as other parties, objected to the Plan.  The Bankruptcy Court jointly held 19 days of trial in the JPMorgan Adversary Proceeding and on the objections to the Plan.

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

Six appeals were filed relating to confirmation of the Plan.  The parties initially pursuing appeals were:  (i) JPMorgan; (ii) Wilmington Trust Company (“Wilmington Trust”) (as indenture trustee for the holders of the 8% Senior Second Lien Notes due 2012 and 8.375% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp. and the 10.875% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp.); (iii) Wells Fargo Bank, N.A. (“Wells Fargo”) (in its capacities as successor Administrative Agent and successor Collateral Agent for the third lien prepetition secured lenders to CCO Holdings under the CCO Holdings credit facility);  (iv) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); (v) R2 Investments, LDC (“R2 Investments”) (an equity interest holder in Charter); and (vi) certain plaintiffs representing a putative class in a securities action against three former Charter officers or directors filed in the United States District Court for the Eastern District of Arkansas (Iron Workers Local No. 25 Pension Fund, Indiana Laborers Pension Fund, and Iron Workers District Council of Western New York and Vicinity Pension Fund, in the action styled Iron Workers Local No. 25 Pension Fund v. Allen, et al., Case No. 4:09-cv-00405-JLH (E.D. Ark.).

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

16.           Stock Compensation Plans

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

During the three and nine months ended September 30, 2010 (Successor), the Company granted 800 and 42,800 shares of restricted stock, respectively, and 1.3 million stock options.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  Stock options vest annually over four years from the grant date and expire ten years from the grant date.  As of September 30, 2010, total unrecognized compensation remaining to be recognized in future periods totaled $40 million for restricted stock and $19 million for stock options.

During the three and nine months ended September 30, 2009 (Predecessor), no equity awards were granted; however, Charter granted $0.2 million and $12 million of performance cash and restricted cash under Charter’s 2009 incentive program, respectively.

The Company recorded $7 million and $6 million of stock compensation expense for the three months ended September 30, 2010 (Successor) and 2009 (Predecessor), respectively, and $17 million and $23 million for the nine months ended September 30, 2010 (Successor) and 2009 (Predecessor), respectively, which is included in selling, general, and administrative expense.

17.           Consolidating Schedules

The CCO Holdings notes issued on April 28, 2010 and September 27, 2010 and the CCO Holdings credit facility are obligations of CCO Holdings.  The CCH II notes issued on the Effective Date are obligations of CCH II.  However, these obligations are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Affiliates Whose Securities Collateralize an Issue Registered or Being Registered. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.  Condensed consolidating financial statements as of September 30, 2010 and December 31, 2009 and for the nine months ended September 30, 2010 and 2009 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
Successor
As of September 30, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$--	$3	$2	$650	$--	$655
Restricted cash and cash equivalents	--	--	--	--	27	--	27
Accounts receivable, net	--	1	--	--	240	--	241
Receivables from related party	77	167	6	7	--	(257)	--
Prepaid expenses and other current assets	2	17	--	--	77	--	96
Total current assets	79	185	9	9	994	(257)	1,019

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	35	--	--	6,832	--	6,867
Franchises	--	--	--	--	5,257	--	5,257
Customer relationships, net	--	--	--	--	2,081	--	2,081
Goodwill	--	--	--	--	951	--	951
Total investment in cable properties, net	--	35	--	--	15,121	--	15,156

CC VIII PREFERRED INTEREST	76	176	--	--	--	(252)	--

INVESTMENT IN SUBSIDIARIES	1,850	1,376	3,214	5,876	--	(12,316)	--

LOANS RECEIVABLE – RELATED PARTY	--	42	248	252	--	(542)	--

OTHER NONCURRENT ASSETS	--	160	--	45	157	(2)	360

Total assets	$2,005	$1,974	$3,471	$6,182	$16,272	$(13,369)	$16,535

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12	$120	$29	$57	$797	$--	$1,015
Current portion of long-term debt	--	--	--	--	589	--	589
Payables to related party	--	--	--	--	257	(257)	--
Total current liabilities	12	120	29	57	1,643	(257)	1,604

LONG-TERM DEBT	--	--	2,066	2,911	7,608	--	12,585
LOANS PAYABLE – RELATED PARTY	--	--	--	--	542	(542)	--
OTHER LONG-TERM LIABILITIES	468	4	--	--	351	--	823

Shareholders’/Member’s equity	1,525	1,850	1,376	3,214	5,876	(12,318)	1,523
Noncontrolling interest	--	--	--	--	252	(252)	--
Total shareholders’/member’s equity	1,525	1,850	1,376	3,214	6,128	(12,570)	1,523

Total liabilities and shareholders’/member’s equity	$2,005	$1,974	$3,471	$6,182	$16,272	$(13,369)	$16,535

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
Successor
As of December 31, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$185	$12	$6	$--	$506	$--	$709
Restricted cash and cash equivalents	18	--	--	--	27	--	45
Accounts receivable, net	--	1	--	--	247	--	248
Receivables from related party	41	178	1	5	--	(225)	--
Prepaid expenses and other current assets	--	24	--	--	45	--	69
Total current assets	244	215	7	5	825	(225)	1,071

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	36	--	--	6,797	--	6,833
Franchises	--	--	--	--	5,272	--	5,272
Customer relationships, net	--	--	--	--	2,335	--	2,335
Goodwill	--	--	--	--	951	--	951
Total investment in cable properties, net	--	36	--	--	15,355	--	15,391

CC VIII PREFERRED INTEREST	68	157	--	--	--	(225)	--

INVESTMENT IN SUBSIDIARIES	1,853	1,414	3,280	4,158	--	(10,705)	--

LOANS RECEIVABLE – RELATED PARTY	--	13	239	242	--	(494)	--

OTHER NONCURRENT ASSETS	--	160	--	--	38	(2)	196

Total assets	$2,165	$1,995	$3,526	$4,405	$16,218	$(11,651)	$16,658

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8	$134	$20	$9	$727	$--	$898
Current portion of long-term debt	--	--	--	--	70	--	70
Payables to related party	--	--	--	--	225	(225)	--
Total current liabilities	8	134	20	9	1,022	(225)	968

LONG-TERM DEBT	--	--	2,092	1,116	10,044	--	13,252
LOANS PAYABLE – RELATED PARTY	--	--	--	--	494	(494)	--
OTHER LONG-TERM LIABILITIES	239	6	--	--	275	--	520

Shareholders’/Member’s equity	1,918	1,853	1,414	3,280	4,158	(10,707)	1,916
Noncontrolling interest	--	2	--	--	225	(225)	2
Total shareholders’/member’s equity	1,918	1,855	1,414	3,280	4,383	(10,932)	1,918

Total liabilities and shareholders’/member’s equity	$2,165	$1,995	$3,526	$4,405	$16,218	$(11,651)	$16,658

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
Successor
For the nine months ended September 30, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$26	$85	$--	$--	$5,275	$(111)	$5,275

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	2,317	--	2,317
Selling, general and administrative	26	85	--	--	1,060	(111)	1,060
Depreciation and amortization	--	--	--	--	1,134	--	1,134
Other operating expenses, net	--	--	--	--	19	--	19

	26	85	--	--	4,530	(111)	4,530

Income from operations	--	--	--	--	745	--	745

OTHER INCOME (EXPENSES):
Interest expense, net	--	1	(147)	(87)	(412)	--	(645)
Reorganization items, net	--	--	--	--	(6)	--	(6)
Loss on extinguishment of debt	--	--	--	(17)	(21)	--	(38)
Other income, net	3	--	--	--	--	--	3
Equity in income of subsidiaries	33	13	160	264	--	(470)	--

	36	14	13	160	(439)	(470)	(686)

Income before income taxes	36	14	13	160	306	(470)	59

INCOME TAX EXPENSE	(196)	--	--	--	(15)	--	(211)

Consolidated net income (loss)	(160)	14	13	160	291	(470)	(152)

Less: Net (income) loss – noncontrolling interest	8	19	--	--	(27)	--	--

Net income (loss)	$(152)	$33	$13	$160	$264	$(470)	$(152)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
Predecessor
For the nine months ended September 30, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$13	$88	$--	$--	$5,045	$(101)	$5,045

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	2,174	--	2,174
Selling, general and administrative	13	88	--	--	1,034	(101)	1,034
Depreciation and amortization	--	--	--	--	977	--	977
Impairment of franchises	--	--	--	--	2,854	--	2,854
Other operating expenses, net	--	--	--	--	(38)	--	(38)

	13	88	--	--	7,001	(101)	7,001

Loss from operations	--	--	--	--	(1,956)	--	(1,956)

OTHER INCOME (EXPENSES):
Interest expense, net (excluding unrecorded contractual interest of $421)	--	(204)	(190)	(56)	(435)	--	(885)
Reorganization items, net	--	(55)	(27)	(14)	(427)	--	(523)
Other expense, net	--	--	--	--	(3)	--	(3)
Equity in losses of subsidiaries	(1,728)	(2,960)	(2,743)	(2,673)	--	10,104	--

	(1,728)	(3,219)	(2,960)	(2,743)	(865)	10,104	(1,411)

Loss before income taxes	(1,728)	(3,219)	(2,960)	(2,743)	(2,821)	10,104	(3,367)

INCOME TAX BENEFIT	376	--	--	--	68	--	444

Consolidated net loss	(1,352)	(3,219)	(2,960)	(2,743)	(2,753)	10,104	(2,923)

Less: Net loss – noncontrolling interest	--	1,491	--	--	80	--	1,571

Net loss	$(1,352)	$(1,728)	$(2,960)	$(2,743)	$(2,673)	$10,104	$(1,352)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
Successor
For the nine months ended September 30, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(160)	$14	$13	$160	$291	$(470)	$(152)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	1,134	--	1,134
Noncash interest expense	--	--	(26)	8	72	--	54
Loss on extinguishment of debt	--	--	--	15	20	--	35
Deferred income taxes	196	--	--	--	8	--	204
Equity in income of subsidiaries	(33)	(13)	(160)	(264)	--	470	--
Other, net	(2)	2	--	--	20	--	20
Changes in operating assets and liabilities:
Accounts receivable	--	--	--	--	7	--	7
Prepaid expenses and other assets	(2)	7	--	--	10	--	15
Accounts payable, accrued expenses and other	1	(17)	9	47	65	--	105
Receivables from and payables to related party	(20)	(7)	(14)	(11)	52	--	--

Net cash flows from operating activities	(20)	(14)	(178)	(45)	1,679	--	1,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(948)	--	(948)
Change in accrued expenses related to capital expenditures	--	--	--	--	(7)	--	(7)
Investment in subsidiary	(45)	(77)	(5)	(1,697)	--	1,824	--
Distributions from subsidiary	--	--	167	177	--	(344)	--
Loans to subsidiaries	--	(30)	--	--	--	30	--
Other, net	--	--	--	--	(7)	--	(7)

Net cash flows from investing activities	(45)	(107)	162	(1,520)	(962)	1,510	(962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	2,600	157	--	2,757
Borrowings from parent companies	--	--	--	--	30	(30)	--
Repayments of long-term debt	--	--	--	(826)	(2,244)	--	(3,070)
Repayment of preferred stock	(138)	--	--	--	--	--	(138)
Payments for debt issuance costs	--	--	--	(45)	(31)	--	(76)
Contribution from parent	--	109	13	5	1,697	(1,824)	--
Distributions to parent	--	--	--	(167)	(177)	344	--
Other, net	--	--	--	--	(5)	--	(5)

Net cash flows from financing activities	(138)	109	13	1,567	(573)	(1,510)	(532)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(203)	(12)	(3)	2	144	--	(72)
CASH AND CASH EQUIVALENTS, beginning of period	203	12	6	--	533	--	754

CASH AND CASH EQUIVALENTS, end of period	$--	$--	$3	$2	$677	$--	$682

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
Predecessor
For the nine months ended September 30, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(1,352)	$(3,219)	$(2,960)	$(2,743)	$(2,753)	$10,104	$(2,923)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	977	--	977
Impairment of franchises	--	--	--	--	2,854	--	2,854
Noncash interest expense	--	10	7	2	16	--	35
Noncash reorganization items, net	--	56	(7)	--	106	--	155
Deferred income taxes	(375)	--	--	--	(76)	--	(451)
Equity in income of subsidiaries	1,728	2,960	2,743	2,673	--	(10,104)	--
Other, net	--	(1)	--	--	33	--	32
Changes in operating assets and liabilities:
Accounts receivable	--	(1)	--	--	12	--	11
Prepaid expenses and other assets	--	(11)	--	--	(26)	--	(37)
Accounts payable, accrued expenses and other	(7)	187	224	61	(110)	--	355
Receivables from and payables to related party, including deferred management fees	6	26	(8)	(8)	(16)	--	--

Net cash flows from operating activities	--	7	(1)	(15)	1,017	--	1,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(819)	--	(819)
Change in accrued expenses related to capital expenditures	--	--	--	--	(18)	--	(18)
Other, net	--	--	--	--	(4)	--	(4)

Net cash flows from investing activities	--	--	--	--	(841)	--	(841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	--	--	--	--	(52)	--	(52)
Repayments to parent companies	--	--	--	75	(75)	--	--

Net cash flows from financing activities	--	--	--	75	(127)	--	(52)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	7	(1)	60	49	--	115
CASH AND CASH EQUIVALENTS, beginning of period	--	7	5	2	946	--	960

CASH AND CASH EQUIVALENTS, end of period	$--	$14	$4	$62	$995	$--	$1,075

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset at September 30, 2010 is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter Holdco is the sole owner of Charter’s subsidiaries where the underlying operations reside.

We are a broadband communications company operating in the United States with approximately 5.2 million customers at September 30, 2010.  We offer our customers traditional cable video programming (basic and digital, which we refer to as "video" service), high-speed Internet access, and telephone services, as well as advanced broadband services (such as OnDemand, high definition television service and DVR).

Overview

For the three months ended September 30, 2010 and 2009, adjusted earnings before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $632 million and $606 million, respectively, and for each of the nine months ended September 30, 2010 and 2009, Adjusted EBITDA was $1.9 billion.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased as a result of continued growth in high-speed Internet and telephone customers combined with growth in our commercial services and advertising sales businesses.  For the three and nine months ended September 30, 2010, our income from operations was $240 million and $745 million, respectively, and for the three and nine months ended September 30, 2009, our loss from operations was $2.6 billion and $2.0 billion, respectively.  The loss from operations for the three and nine months ended September 30, 2009 as compared to the income from operations for the three and nine months ended September 30, 2010 is primarily due to impairment of franchises incurred during the third quarter of 2009 that did not recur in 2010.

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

The following table summarizes our customer statistics for basic video, digital video, residential high-speed Internet, and residential telephone as of September 30, 2010 and 2009:

	Approximate as of
	September 30,	September 30,
	2010 (a)	2009 (a)

Residential (non-bulk) basic video customers (b)	4,399,900	4,616,100
Multi-dwelling (bulk) and commercial unit customers (c)	252,800	263,000
Total basic video customers (b)(c)	4,652,700	4,879,100
Digital video customers (d)	3,379,300	3,174,800
Residential high-speed Internet customers (e)	3,238,700	3,010,100
Residential telephone customers (f)	1,688,000	1,499,800

Total Revenue Generating Units (g)	12,958,700	12,563,800

After giving effect to sales of cable systems in 2009 and 2010, basic video customers, digital video customers, high-speed Internet customers and telephone customers would have been approximately 4,873,100, 3,172,900, 3,010,500, and 1,499,800, respectively, as of September 30, 2009.

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at September 30, 2010 and 2009, customers include approximately 14,400 and 33,300 persons, respectively, whose accounts were over 60 days past due in payment, approximately 1,900 and 5,700 persons, respectively, whose accounts were over 90 days past due in payment, and approximately 1,100 and 2,500 persons, respectively, of which were over 120 days past due in payment.

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

We have a history of net losses.  For the three months ended September 30, 2010 and 2009, our consolidated net losses were $95 million and $2.4 billion, respectively, and for the nine months ended September 30, 2010 and 2009, our consolidated net losses were $152 million and $2.9 billion, respectively. Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses, interest expenses that we incur because of our debt, depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties, and in 2010, amortization expenses resulting from the application of fresh start accounting and in 2009, impairment of franchises. The Plan resulted in the reduction of the principal amount of our debt by approximately $8 billion, reducing our interest expense by approximately $830 million annually.

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

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended				Nine Months Ended
	Successor		Predecessor		Successor		Predecessor
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009

REVENUES	$1,769	100%	$1,693	100%	$5,275	100%	$5,045	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	788	44%	739	43%	2,317	44%	2,174	43%
Selling, general and administrative	356	20%	354	21%	1,060	20%	1,034	21%
Depreciation and amortization	385	22%	327	19%	1,134	22%	977	19%
Impairment of franchises	--	--	2,854	169%	--	--	2,854	57%
Other operating (income) expenses, net	--	--	10	1%	19	--	(38)	(1%)

	1,529	86%	4,284	253%	4,530	86%	7,001	139%

Income (loss) from operations	240	14%	(2,591)	(153%)	745	14%	(1,956)	(39)%

OTHER INCOME (EXPENSES):
Interest expense, net (excluding unrecorded contractual interest expense of $206 and $421 for the three and nine months ended September 30, 2009)	(222)		(206)		(645)		(885)
Reorganization items, net	(1)		(198)		(6)		(523)
Loss on extinguishment of debt	(3)		--		(38)		--
Other income (expenses), net	--		--		3		(3)

	(226)		(404)		(686)		(1,411)

Income (loss) before income taxes	14		(2,995)		59		(3,367)

INCOME TAX BENEFIT (EXPENSE)	(109)		565		(211)		444

Consolidated net loss	(95)		(2,430)		(152)		(2,923)

Less: Net loss – noncontrolling interest	--		1,395		--		1,571

Net loss – Charter shareholders	$(95)		$(1,035)		$(152)		$(1,352)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Net loss – Charter shareholders	$(0.84)		$(2.73)		$(1.34)		$(3.57)

Weighted average common shares outstanding, basic and diluted	113,110,889		379,066,320		113,081,242		378,718,134

Revenues.  Average monthly revenue per basic video customer increased to $126 for the three months ended September 30, 2010 from $115 for the three months ended September 30, 2009 and increased to $124 for the nine months ended September 30, 2010 from $113 for the nine months ended September 30, 2009.  Average monthly revenue per basic video customer represents total revenue, divided by the number of respective months, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of high-speed Internet, telephone, and digital video customers, price increases, and incremental video revenues from premium, DVR, and high-definition television services, offset by a decrease in basic video customers.  Asset sales, net of acquisitions in 2009 and 2010, reduced the increase in revenues for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 by approximately $2 million and $5 million, respectively.

Revenues by service offering were as follows (dollars in millions):

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009		2010 over 2009
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$918	52%	$916	54%	$2	--
High-speed Internet	404	23%	371	22%	33	9%
Telephone	208	12%	192	11%	16	8%
Commercial	126	7%	113	7%	13	12%
Advertising sales	75	4%	64	4%	11	17%
Other	38	2%	37	2%	1	3%

	$1,769	100%	$1,693	100%	$76	4%

	Successor		Predecessor
	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		2010 over 2009
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$2,776	53%	$2,772	55%	$4	--
High-speed Internet	1,201	23%	1,098	22%	103	9%
Telephone	612	11%	555	11%	57	10%
Commercial	365	7%	330	6%	35	11%
Advertising sales	206	4%	180	4%	26	14%
Other	115	2%	110	2%	5	5%

	$5,275	100%	$5,045	100%	$230	5%

Certain prior year amounts have been reclassified to conform with the 2010 presentation, including the reflection of franchise fees, equipment rental and video customer installation revenue as video revenue, and telephone regulatory fees as telephone revenue, rather than other revenue.

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue.  Basic video customers decreased by 226,400 customers from September 30, 2009 compared to September 30, 2010, 6,000 of which were related to asset sales.  Digital video customers increased by 204,500 during the same period, offset by asset sales of 1,900 customers.  The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2010 compared to three months ended September 30, 2009 Increase / (Decrease)	Nine months ended September 30, 2010 compared to nine months ended September 30, 2009 Increase / (Decrease)

Incremental video services and rate adjustments	$11	$41
Increase in digital video customers	18	44
Decrease in basic video customers	(26)	(77)
Asset sales, net of acquisitions	(1)	(4)

	$2	$4

Residential high-speed Internet customers grew by 228,600 customers from September 30 2009 to September 30, 2010.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2010 compared to three months ended September 30, 2009 Increase / (Decrease)	Nine months ended September 30, 2010 compared to nine months ended September 30, 2009 Increase / (Decrease)

Increase in residential high-speed Internet customers	$29	$83
Rate adjustments and service upgrades	4	20

	$33	$103

Residential telephone customers grew by 188,200 customers from September 30 2009 to September 30, 2010.  The increase in telephone revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2010 compared to three months ended September 30, 2009 Increase / (Decrease)	Nine months ended September 30, 2010 compared to nine months ended September 30, 2009 Increase / (Decrease)

Increase in residential telephone customers	$25	$80
Rate adjustments and service upgrades	(9)	(23)

	$16	$57

Average monthly revenue per telephone customer decreased during the three and nine months ended September 30, 2010 compared to the corresponding period in 2009 due to promotional activity to increase sales of The Charter Bundle®.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increased sales of the Charter Business Bundle® and customer relationship growth.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues for the three and nine months ended September 30, 2010 increased as a result of increases in revenues from all sectors, especially the political and automotive sectors.  For each of the three months ended September 30, 2010 and 2009, we received $12 million, and for the nine months ended September 30, 2010 and 2009, we received $33 million and $30 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  The increase in other revenues for the three and nine months ended September 30, 2010 was primarily the result of increases in home shopping, wire maintenance fees and late payment fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

	Three months ended September 30, 2010 compared to three months ended September 30, 2009 Increase / (Decrease)	Nine months ended September 30, 2010 compared to nine months ended September 30, 2009 Increase / (Decrease)

Programming costs	$25	$77
Labor costs	11	33
Franchise and regulatory fees	2	12
Commercial services	3	8
Maintenance costs	3	5
Other, net	5	10
Asset sales, net of acquisitions	--	(2)

	$49	$143

Programming costs were approximately $462 million and $437 million, representing 59% of total operating expenses, for each of the three months ended September 30, 2010 and 2009 and were approximately $1.4 billion and $1.3 billion, representing 59% and 60% of total operating expenses, for the nine months ended September 30, 2010 and 2009, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments, offset in part by customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $4 million and $6 million for the three months ended September 30, 2010 and 2009, respectively, and $12 million and $20 million for the nine months ended September 30, 2010 and 2009, respectively.  We expect programming expenses to continue to increase due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Service labor and commercial services expenses increased as a result of growth in our commercial business and increases in service calls resulting from strategic bandwidth initiatives.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

	Three months ended September 30, 2010 compared to three months ended September 30, 2009 Increase / (Decrease)	Nine months ended September 30, 2010 compared to nine months ended September 30, 2009 Increase / (Decrease)

Commercial services	$6	$19
Bad debt and collection costs	(2)	7
Marketing costs	(2)	6
Stock compensation	1	(6)
Other, net	--	1
Asset sales, net of acquisitions	(1)	(1)

	$2	$26

Depreciation and amortization. Depreciation and amortization expense increased by $58 million and $157 million for the three and nine months ended September 30, 2010, respectively, primarily as a result of increased amortization associated with the increase in customer relationships as a part of applying fresh start accounting.

Impairment of franchises.  In the three months ended September 30, 2009, we recorded a preliminary non-cash franchise impairment charge of $2.9 billion which represented our best estimate of the impairment of our franchise assets at that time.  The impairment was a result of the continued economic pressure on our customers from the economic downturn along with increased competition and the related impact to our projected future growth rates.

Other operating (income) expenses, net.  The change in other operating (income) expense, net is attributable to the following (dollars in millions):

	Three months ended September 30, 2010 compared to three months ended September 30, 2009 Increase / (Decrease)	Nine months ended September 30, 2010 compared to nine months ended September 30, 2009 Increase / (Decrease)

Special charges, net	$(8)	$59
Loss on sales of assets, net	(2)	(2)

	$(10)	$57

The change in special charges in the three and nine months ended September 30, 2010 as compared to the prior period is the result of amounts paid or net amounts received in litigation settlements.  For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three months ended September 30, 2010 compared to September 30, 2009, net interest expense increased by $16 million, which was primarily a result of the reclassification of realized losses on interest rate swap agreements from accumulated other comprehensive loss into interest expense.  The amount of contractual interest expense not recorded on debt subject to compromise as a result of our Chapter 11 bankruptcy filing for the three and nine months ended September 30, 2009 was approximately $206 million and $421 million, respectively. For the nine months ended September 30, 2010 compared to September 30, 2009, net interest expense decreased by $240 million, which was primarily a result of a decrease in average debt outstanding as a result of the completion of our reorganization under Chapter 11 of the U.S. Bankruptcy Code and the related reduction of $8 billion principal amount of debt.

Reorganizations items, net.  Reorganization items, net of $1 million and $198 million for the three months ended September 30, 2010 and 2009, respectively, and $6 million and $523 million for the nine months ended September 30, 2010 and 2009, respectively, represent items of income, expense, gain or loss that we realized or incurred related to our reorganization under Chapter 11 of the U.S. Bankruptcy Code.  For more information, see Note 12 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Loss on extinguishment of debt.  Loss on extinguishment of debt for the nine months ended September 30, 2010 primarily represents the loss recognized on the repurchase of $800 million principal amount of CCO Holdings' 8.75% senior notes due 2013 and $770 million principal amount of Charter Communications Operating, LLC’s (“Charter Operating”) 8.375% senior second lien notes due 2014.  Also included in the loss on extinguishment of debt for the three and nine months ended September 30, 2010 are losses recognized on early repayments of borrowings under portions of the term loans under Charter Operating’s credit facilities.  For more information, see Note 5 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax benefit (expense). Income tax expense was recognized for the three and nine months ended September 30, 2010, through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to current federal and state income tax expense.  Income tax expense for the three and nine months ended September 30, 2010 included $23 million related primarily to changes in estimates on the 2009 tax provision.  For the nine months ended September 30, 2010, income tax expense also included a $69 million benefit related to the February 8, 2010 Charter Holdco partnership interest exchange.  Income tax benefit was recognized for the three and nine months ended September 30, 2009, through decreases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries.  Income tax benefit for the three and nine months ended September 30, 2009 included $625 million of deferred tax benefit related to the impairment of franchises.

Net loss – noncontrolling interest.  Noncontrolling interest for the three and nine months ended September 30, 2009 represented the allocation of income to Mr. Paul G. Allen’s (“Mr. Allen”) previous 5.6% membership interests in CC VIII, LLC (“CC VIII”) and the allocation of losses to Mr. Allen’s noncontrolling interest in Charter Holdco.  Mr. Allen has subsequently transferred his CC VIII interest to Charter on the Effective Date of the Plan.  On February 8, 2010, Mr. Allen exercised his remaining right to exchange Charter Holdco units for shares of Charter Class A common stock after which Charter Holdco became 100% owned by Charter.  See Notes 2 and 7 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net loss – Charter shareholders. Net loss – Charter shareholders decreased by $940 million, or 91%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and by $1.2 billion, or 89%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily a result of the factors described above.

Loss per common share. During the three months ended September 30, 2010 compared to the three months ended September 30, 2009, net loss per common share decreased by $1.89, or 69%, and during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 net loss per common share decreased by $2.23, or 62%, as a result of the factors described above and a decrease in the number of shares outstanding as a result of our recapitalization upon emergence from Chapter 11 of the U.S. Bankruptcy Code.

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

Adjusted EBITDA is defined as consolidated net loss plus net interest expense, income taxes, depreciation and amortization, impairment of franchises, reorganization items, stock compensation expense, loss on extinguishment of debt, and other expenses, such as special charges and loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. For this reason, it is a significant component of Charter’s annual incentive compensation program.  However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing.  Management evaluates these costs through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

We believe that Adjusted EBITDA and free cash flow provide information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). Adjusted EBITDA includes management fee expenses in the amount of $34 million for each of the three months ended September 30, 2010 and 2009, and $105 million and $100 million for the nine months ended September 30, 2010 and 2009, respectively, which expense amounts are excluded for the purposes of calculating compliance with leverage covenants.

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Consolidated net loss	$(95)	$(2,430)	$(152)	$(2,923)
Plus: Interest expense, net	222	206	645	885
Income tax (benefit) expense	109	(565)	211	(444)
Depreciation and amortization	385	327	1,134	977
Impairment of franchises	--	2,854	--	2,854
Stock compensation expense	7	6	17	23
Reorganization items, net	1	198	6	523
Loss on extinguishment of debt	3	--	38	--
Other, net	--	10	16	(35)

Adjusted EBITDA	$632	$606	$1,915	$1,860

Net cash flows from operating activities	$441	$383	$1,422	$1,008
Less: Purchases of property, plant and equipment	(299)	(279)	(948)	(819)
Change in accrued expenses related to capital expenditures	(7)	1	(7)	(18)

Free cash flow	$135	$105	$467	$171

Liquidity and Capital ResourcesThis section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

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

On September 27, 2010, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.0 billion aggregate principal amount of 7.25% Senior Notes due 2017 (the “Notes”). Such Notes are guaranteed by Charter. The net proceeds were used to repay borrowings under a portion of the term loans and revolver under Charter Operating’s credit facilities.

Overview of Our Debt and Liquidity

Although we reduced our debt by approximately $8 billion on November 30, 2009 pursuant to the Plan, we continue to have significant amounts of debt.  The accreted value of our debt as of September 30, 2010 was $13.2 billion, consisting of $6.8 billion of credit facility debt and $6.4 billion of high-yield notes.  Our business requires significant cash to fund principal and interest payments on our debt. For the remainder of 2010, $17 million of our debt matures.  As of October 1, 2010, $61 million of our debt matures in 2011, $1.2 billion in 2012, $363 million in 2013, $3.8 billion in 2014, $30 million in 2015, $4.6 billion in 2016 and $2.6 billion thereafter.

As we continue to evaluate potential uses of our anticipated future free cash flow, we will consider all of our options, including reducing leverage and investing in our business growth and other strategic opportunities as well as dividends and stock repurchases.  We intend to make all capital allocation decisions in a way that maximizes value for our stockholders.

As of September 30, 2010, the amount available under the revolving credit facility was approximately $1.2 billion.  The revolving credit facility matures in March 2015.  However, if on December 1, 2013 Charter Operating has scheduled maturities in excess of $1.0 billion between January 1, 2014 and April 30, 2014, the revolving credit facility will mature on December 1, 2013 unless lenders holding more than 50% of the revolving credit facility consent to the maturity being March 2015.  As of October 1, 2010, Charter Operating had maturities of $3.0 billion between January 1, 2014 and April 30, 2014.  We expect to utilize free cash flow and cash on hand as well as future refinancing transactions to further extend or reduce the maturities of our principal obligations. The timing and terms of any refinancing transactions will be subject to market conditions.  Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions.

Our business requires significant cash to fund capital expenditures and ongoing operations. Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures.  We believe we have sufficient liquidity from cash on hand, free cash flow and Charter

Operating’s revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

Free Cash Flow

Free cash flow was $467 million and $171 million for the nine months ended September 30, 2010 and 2009, respectively.  The increase in free cash flow is primarily due to decreases in cash paid for interest and reorganization items offset by increases in capital investments to enhance our residential and commercial products and service capabilities.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended September 30, 2010, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on September 30, 2010 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing and Financing Activities

Cash and Cash Equivalents.  We held $682 million in cash and cash equivalents, including restricted cash, as of September 30, 2010 compared to $754 million as of December 31, 2009.  On October 1, 2010, we used the proceeds remaining from the CCO Holdings debt transaction on September 27, 2010 described above to repay $631 million of principal amounts outstanding under the Charter Operating credit facilities.

Operating Activities. Net cash provided by operating activities increased $414 million from $1.0 billion for the nine months ended September 30, 2009 to $1.4 billion for the nine months ended September 30, 2010, primarily as a result of a decrease of $124 million in cash paid for interest, $151 million in cash paid for reorganization items other than interest and revenues increasing at a faster rate than cash expenses.

Investing Activities. Net cash used in investing activities was $962 million and $841 million for the nine months ended September 30, 2010 and 2009, respectively.  The increase is primarily due to an increase of $129 million in purchases of property, plant, and equipment as a result of capital investments to enhance our residential and commercial products and services capabilities.

Financing Activities. Net cash used in financing activities was $532 million and $52 million for the nine months ended September 30, 2010 and 2009, respectively.  The increase in cash used during the nine months ended September 30, 2010 as compared to the corresponding period in 2009, was primarily the result of repayments on the long-term debt and repayment of preferred stock, offset by borrowings of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $948 million and $819 million for the nine months ended September 30, 2010 and 2009, respectively, and increased as a result of strategic investments including DOCSIS 3.0, bandwidth reclamation projects such as switched-digital video launches, and investments made to move into new commercial segments. See the table below for more details.

Our capital expenditures are funded primarily from free cash flow and the issuance of debt.  In addition, our liabilities related to capital expenditures decreased $7 million and $18 million for the nine months ended September 30, 2010 and 2009 compared to year end, respectively.

During 2010, we expect capital expenditures to be approximately $1.2 billion.  We expect the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to advanced services, scalable infrastructure, and support capital.  The actual amount of our capital expenditures depends in part on the deployment of advanced broadband services and offerings.  We may need to increase capital expenditures if there is accelerated growth in high-speed Internet, telephone, commercial business or digital customers or there is an increased need to respond to competitive pressures by expanding the delivery of other advanced services.

We have adopted capital expenditure disclosure guidance, which was developed by the publicly traded cable system operators, including Charter, with the support of the NCTA.  The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry.  These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2010 (Successor) and 2009 (Predecessor) (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Customer premise equipment (a)	$141	$152	$437	$460
Scalable infrastructure (b)	64	46	259	141
Line extensions (c)	23	18	61	49
Upgrade/Rebuild (d)	4	6	20	20
Support capital (e)	67	57	171	149

Total capital expenditures (f)	$299	$279	$948	$819

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

(f)
Total capital expenditures includes $34 million and $19 million of capital expenditures related to commercial services for the three months ended September 30, 2010 and 2009, respectively, and $86 million and $54 million for the nine months ended September 30, 2010 and 2009, respectively.

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

As of September 30, 2010 and December 31, 2009, the accreted value of our debt was approximately $13.2 billion and $13.3 billion, respectively.  As of September 30, 2010 and December 31, 2009, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.6% and 2.6%, respectively, and the weighted average interest rate on the high-yield notes was approximately 9.7% and 10.4%, respectively, resulting in a blended weighted average interest rate of 6.4% and 5.5%, respectively.  The increase in the credit facility and blended weighted average interest rates is primarily due to the $2.0 billion notional amount of interest rate swap agreements entered into in April 2010.  The interest rate on approximately 60% and 37% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of September 30, 2010 and December 31, 2009, respectively.

We do not hold or issue derivative instruments for speculative trading purposes.  We have interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, derivative gains and losses offset related results on hedged items in the consolidated statements of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For each of the three and nine months ended September 30, 2010 and 2009, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in other comprehensive loss.  For the three and nine months ended September 30, 2010, losses of $34 million and $84 million, respectively, and for the nine months ended September 30, 2009, losses of $9 million, related to derivative instruments designated as cash flow hedges, were recorded in other comprehensive loss. No gains or losses related to derivative instruments designated as cash flow hedges were recorded inother comprehensive loss for the three months ended September 30, 2009 as no interest rate swaps were outstanding during this period.  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they did not meet effectiveness criteria.  However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income (expenses), net in our consolidated statements of operations. For the nine months ended September 30, 2009, other expense, net included losses of $4 million, resulting from interest rate derivative instruments not designated as hedges. No gains or losses resulting from interest rate derivative instruments not designated as hedges were recorded inother expense, net for the three and nine months ended September 30, 2010 or the three months ended September 30, 2009.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2010 (dollars in millions):

	2010	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value at September 30, 2010
Debt:
Fixed Rate	$--	$--	$1,100	$--	$546	$--	$4,366	$6,012	$6,564
Average Interest Rate	--	--	8.00%	--	10.88%	--	10.05%	9.75%

Variable Rate	$17	$68	$68	$268	$3,952	$30	$2,835	$7,238	$7,080
Average Interest Rate	3.24%	3.40%	3.82%	3.80%	4.76%	6.18%	6.60%	5.43%

Interest Rate Instruments:
Variable to Fixed Rate	$--	$--	$--	$900	$800	$300	$--	$2,000	$84
Average Pay Rate	--	--	--	5.21%	5.65%	5.99%	--	5.50%
Average Receive Rate	--	--	--	4.76%	5.46%	5.99%	--	5.22%

At September 30, 2010, we had $2.0 billion in notional amounts of interest rate swaps outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk).  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at September 30, 2010 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.                      Legal Proceedings.

Patent Litigation

Ronald A. Katz Technology Licensing, L.P. v. Charter Communications, Inc. et al. On September 5, 2006, Ronald A. Katz Technology Licensing, L.P. served a lawsuit on Charter and a group of other companies in the U. S. District Court for the District of Delaware alleging that Charter and the other defendants have infringed its interactive call processing patents. Charter denied the allegations raised in the complaint. On March 20, 2007, the Judicial Panel on Multi-District Litigation transferred this case, along with 24 others, to the U.S. District Court for the Central District of California for coordinated and consolidated pretrial proceedings. On May 5, 2010, the court denied Katz’s motion for summary judgment, struck two affirmative defenses that Charter had raised, invalidated one of the nine remaining claims Katz had asserted and entered a ruling limiting Katz’s damages claims.  Charter is vigorously contesting this matter.

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

Employment Litigation

On August 28, 2008, a lawsuit was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al. v. Charter Communications, LLC and Charter Communications, Inc.). The plaintiffs sought to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California. Plaintiffs allege that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked. In May 2010, the parties entered a settlement agreement disposing of all claims, including those potential wage and hour claims for potential class members in additional states beyond the four identified above. On September 24, 2010, the court granted final approval of the settlement. We have been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future. We cannot predict the outcome of any such claims.

Bankruptcy Proceedings

On March 27, 2009, Charter filed its chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York. On the same day, JPMorgan Chase Bank, N.A., (“JPMorgan”), for itself and as Administrative Agent under the Charter Operating Credit Agreement, filed an adversary proceeding (the “JPMorgan Adversary Proceeding”) in Bankruptcy Court against Charter Operating and CCO Holdings seeking a declaration that there were events of default under the Charter Operating Credit Agreement. JPMorgan, as well as other parties, objected to the Plan. The Bankruptcy Court jointly held 19 days of trial in the JPMorgan Adversary Proceeding and on the objections to the Plan.

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

Six appeals were filed relating to confirmation of the Plan. The parties initially pursuing appeals were: (i) JPMorgan; (ii) Wilmington Trust Company (“Wilmington Trust”) (as indenture trustee for the holders of the 8% Senior Second Lien Notes due 2012 and 8.375% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp. and the 10.875% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp.); (iii) Wells Fargo Bank, N.A. (“Wells Fargo”) (in its capacities as successor Administrative Agent and successor Collateral Agent for the third lien prepetition secured lenders to CCO Holdings under the CCO Holdings credit facility); (iv) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); (v) R2 Investments, LDC (“R2 Investments”) (an equity interest holder in Charter); and (vi) certain plaintiffs representing a putative class in a securities action against three former Charter officers or directors filed in the United States District Court for the Eastern District of Arkansas (Iron Workers Local No. 25 Pension Fund, Indiana Laborers Pension Fund, and Iron Workers District Council of Western New York and Vicinity Pension Fund, in the action styled Iron Workers Local No. 25 Pension Fund v. Allen, et al., Case No. 4:09-cv-00405-JLH (E.D. Ark.).

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

 Other Proceedings

In March 2009, Gerald Paul Bodet, Jr. filed a putative class action against Charter and Charter Holdco (Gerald Paul Bodet, Jr. v. Charter Communications, Inc. and Charter Communications Holding Company, LLC) in the U.S. District Court for the Eastern District of Louisiana. In April 2010, plaintiff filed a Third Amended Complaint which also named Charter Communications, LLC as a defendant. In the Third Amended Complaint, plaintiff alleges that the defendants violated the Sherman Act, state antitrust law and state unjust enrichment law by forcing subscribers to rent a set top box in order to subscribe to cable video services which are not available to subscribers by simply plugging a cable into a cable-ready television. In June 2009, Derrick Lebryk and Nichols Gladson filed, but did not serve, a putative class action against Charter, Charter Communications Holding Company, LLC, CCHC, LLC and Charter Communications Holding, LLC (Derrick Lebryk and Nicholas Gladson v. Charter Communications, Inc., Charter Communications Holding Company, LLC, CCHC, LLC and Charter Communications Holding, LLC) in the U.S. District Court for the Southern District of Illinois. The plaintiffs allege that the defendants violated the Sherman Act based on similar allegations as those alleged in Bodet v. Charter, et al. We understand similar claims have been made against other MSOs. The Charter defendants deny any liability and plan to vigorously contest these cases.

We are also aware of three suits filed by holders of securities issued by us or our subsidiaries. Key Colony Fund, LP. v. Charter Communications, Inc. and Paul W. Allen (sic), was filed in February 2009 in the Circuit Court of Pulaski County, Arkansas and asserts violations of the Arkansas Deceptive Trade Practices Act and fraud claims. Key Colony alleges that it purchased certain senior notes based on representations of Charter and agents and representatives of Paul Allen as part of a scheme to defraud certain Charter noteholders.  Clifford James Smith v. Charter Communications, Inc. and Paul Allen, was filed in May 2009 in the United States District Court for the Central District of California. Mr. Smith alleges that he purchased Charter common stock based on statements by Charter and Mr. Allen and that Charter’s bankruptcy filing was not necessary. The defendants’ responded to that Complaint in February 2010 and filed a motion to dismiss thereafter.  In April 2010, the court entered an order dismissing the Complaint, holding that Mr. Smith’s claims are expressly released by the Third Party Release and Injunction within Charter’s Plan of Reorganization. Mr. Smith has appealed.  Herb Lair, Iron Workers Local No. 25 Pension Fund et al. v. Neil Smit, Eloise Schmitz, and Paul G. Allen (“Iron Workers Local No. 25”), was filed in the United States District Court for the Eastern District of Arkansas on June 1, 2009. Mr. Smit was the Chief Executive Officer and Ms. Schmitz was the Chief Financial Officer of Charter. The plaintiffs, who seek to represent a class of plaintiffs who acquired Charter stock between October 23, 2006 and February 12, 2009, allege that they and others similarly situated were misled by statements by Ms. Schmitz, Mr. Smit, Mr. Allen and/or in Charter SEC filings. The plaintiffs assert violations of the Securities Exchange Act of 1934. In February 2010, the United States Bankruptcy Court for the Southern District of New York held that these plaintiffs’ causes of action were released by the Third Party Release and Injunction within Charter’s Plan of Reorganization. Plaintiffs thereafter filed an appeal with the United States District Court for the Southern District of New York.  Charter denies the allegations made by the plaintiffs in these matters, believes all of the claims asserted in these cases were released through the Plan and intends to seek dismissal of these cases and otherwise vigorously contest these cases.

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

Our operational results during the recent prolonged economic downturn have depended, and our future results will depend, upon the retention and continued performance of our management team.  On October 29, 2010, Charter announced the appointment of Christopher L. Winfrey to the position of Executive Vice President and Chief Financial Officer effective November 1, 2010.  He filled the vacancy resulting from Eloise Schmitz’s departure on July 31, 2010.  Mr. Kevin D. Howard, Senior Vice President – Finance, Controller and Chief Accounting Officer had served as Interim Chief Financial Officer. Our ability to hire new key employees for management positions could be impacted adversely by the competitive environment for management talent in the telecommunications industry.  The loss of the services of key members of management and the inability to hire new key employees could adversely affect our ability to manage our business and our future operational and financial results.

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

Item 5.                                Other Information.

Annual Stockholders Meeting

Charter’s Board of Directors has set the 2011 Annual Stockholders Meeting for April 26, 2011.   The time and place of the meeting have not yet been determined.

Since Charter has not held an annual meeting in 2010, if a stockholder wants to include a stockholder proposal in the proxy statement for the 2011 annual meeting, it must be delivered to the Corporate Secretary at Charter’s executive offices a reasonable time before the mailing of Charter’s proxy statement, which is deemed to be no later than November 18, 2010. The federal proxy rules specify what constitutes timely submission and whether a stockholder proposal is eligible to be included in the proxy statement. Stockholder nominations of directors are not stockholder proposals within the meaning of Rule 14a-8 of the Securities Exchange Act, as amended, and are not eligible for inclusion in Charter’s proxy statement.

If a stockholder desires to bring business before the meeting that is not the subject of a proposal timely and properly submitted for inclusion in the proxy statement, the stockholder must follow procedures outlined in Charter’s Bylaws. One of the procedural requirements in the Bylaws is timely notice in writing of the business the stockholder proposes to bring before the meeting. To be timely with respect to the 2011 annual meeting, such a notice must be delivered to Charter’s Corporate Secretary at Charter’s executive offices no earlier than December 27, 2010 and no later than January 26, 2011.

Appointment of Chief Financial Officer

On October 29, 2010, Charter announced that Christopher L. Winfrey has been elected Executive Vice President and Chief Financial Officer, effective November 1, 2010.

Mr. Winfrey, 35, most recently served as Chief Financial Officer and Managing Director for Unitymedia, Germany’s second-largest provider of media and communication services via broadband cable, from March 2006 through March 2010 and was responsible for accounting, treasury, investor relations, corporate finance, procurement and adminstration. Previously, Mr. Winfrey was Senior Vice President – Corporate Finance and Development for Cablecom from December 2002 to December 2005  and Director of Financial Planning and Analysis of NTL Europe from February 2001 to March 2003.  Prior to that, he was with Communications Equity Associates from May 1998 to January 2001.  Mr. Winfrey received a Bachelor of Science in Accounting and a Master of Business Administration, both from the University of Florida.

Charter has entered into an employment agreement, effective as of November 1, 2010, with Mr. Winfrey (the “Agreement”). The following is a brief summary of the Agreement.  See exhibit 10.3, attached hereto, for the complete Agreement.  The Agreement provides that Mr. Winfrey shall be employed in an executive capacity as Executive Vice President and Chief Financial Officer with such responsibilities, duties and authority as are customary for such role, at a current annual base salary of $525,000, to be reviewed on an annual basis. He shall be paid an annual cash performance bonus, pursuant to Charter’s Executive Bonus Plan, with a target bonus equal to 75% of base salary; provided that any bonus earned for 2010 shall be prorated to apply to the portion of the year that he was employed by Charter.

The Agreement provides that Mr. Winfrey may be granted annual long-term incentive awards in the form of restricted stock, stock options and/or performance shares.  For 2010, his grant shall consist of a stock option grant of 90,000 shares and a grant of 80,000 restricted shares of Charter’s Class A common stock, granted as of the effective date of the Agreement.  Mr. Winfrey may participate in any other bonus or retention plans established by Charter’s Compensation and Benefits Committee and shall receive such other employee benefits as are available to other senior executives, including relocation assistance to the St. Louis, Missouri area, Charter’s headquarters, pursuant to Charter’s executive relocation plan.  The Agreement contains two-year non-compete and customer non-solicitation provisions and a one-year employee non-solicitation clause.  The term of the Agreement is two years from the effective date of the Agreement, and will terminate, unless renewed by Charter upon at least 180 days written notice on renewal.

Item 6.                                Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CHARTER COMMUNICATIONS, INC.,
                 Registrant

Dated: November 3, 2010	By: /s / Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Senior Vice President - Finance, Controller and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of Charter Communications, Inc. (originally incorporated July 22, 1999) (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 20, 2010 (File No. 001-33664)).

10.1
Indenture relating to the 7.25% senior notes due 2017, dated as of September 27, 2010, by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on September 30, 2010 (File No. 001-33664)).

10.2
Exchange and Registration Rights Agreement relating to the 7.25% senior notes due 2017, dated as of September 27, 2010, by and among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., and UBS Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on September 30, 2010 (File No. 001-33664)).

10.3*	Employment agreement between Christopher Winfrey and Charter Communications, Inc. dated as of November 1, 2010.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
* Document attached

E-1