Form 10-K
period 2010-12-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2011-03-01
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant of outstanding Class A common stock held by non-affiliates of the registrant at June 30, 2010 was approximately $1.3 billion, computed based on the closing sale price as quoted on the OTC Bulletin Board on that date.  For purposes of this calculation only, directors, executive officers and the principal controlling shareholders or entities controlled by such controlling shareholders of the registrant are deemed to be affiliates of the registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

There were 114,566,527 shares of Class A common stock outstanding as of January 31, 2011.  There were no shares of Class B common stock outstanding as of the same date.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from Registrant’s proxy statement or an amendment to this Annual Report on Form 10-K to be filed by April 30, 2011

CHARTER COMMUNICATIONS, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2010

This annual report on Form 10-K is for the year ended December 31, 2010.  The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this annual report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report.  In this annual report, “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in Part I. Item 1. and in Part II. Item 7. under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under the heading "Risk Factors" and in Part II. Item 7. under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.  Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning” and “potential,” among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
our ability to sustain and grow revenues and free cash flow by offering video, high-speed Internet, telephone and other services to residential and commercial customers, to adequately meet the customer experience demands in our markets and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures and the difficult economic conditions in the United States;

•
the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers, and digital subscriber line (“DSL”) providers and competition from video provided over the Internet;

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	the effects of governmental regulation on our business;

•
the availability and access, in general, of funds to meet our debt obligations, prior to or when they become due, and to fund our operations and necessary capital expenditures, either through (i) cash on hand, (ii) free cash flow, or (iii) access to the capital or credit markets; and

•
our ability to comply with all covenants in our indentures and credit facilities, any violation of which, if not cured in a timely manner, could trigger a default of our other obligations under cross-default provisions.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.  We are under no duty or obligation to update any of the forward-looking statements after the date of this annual report.

ii

PART I

Item 1.  Business.

Introduction

We are among the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers.  Our infrastructure consists of a hybrid of fiber and coaxial cable plant passing approximately 11.8 million homes, with 98% of homes passed at 550 megahertz (“MHz”) or greater and 97% of plant miles two-way active. A national Internet Protocol (IP) infrastructure interconnects all Charter Communications, Inc. (“Charter”) markets. See "Item 1. Business — Products and Services" for further description of these terms and services, including "customers."

For the year ended December 31, 2010, we generated approximately $7.1 billion in revenue, of which approximately 52% was generated from our residential video service. We also generated revenue from high-speed Internet, telephone service and advertising with residential and commercial high-speed Internet and telephone service contributing the majority of the recent growth in our revenue.

As of December 31, 2010, we served approximately 5.1 million customers. We sell our video, high-speed Internet and telephone services primarily on a subscription basis, often in a bundle of two or more services, providing savings and convenience to our customers. Bundled services are available to approximately 97% of our homes passed, and approximately 61% of our customers subscribe to a bundle of services.

We served approximately 4.5 million video customers as of December 31, 2010, of which approximately 74% subscribed to digital video service. Digital video enables our customers to access advanced video services such as high definition television, Charter OnDemand™ (“OnDemand”) video programming, an interactive program guide and digital video recorder (“DVR”) service.

We also served approximately 3.2 million high-speed Internet customers as of December 31, 2010. Our high-speed Internet service is available in a variety of download speeds up to 60 megabits per second (“Mbps”). We also offer home networking service, or Wi-Fi, enabling our customers to connect up to five computers wirelessly in the home.

We provided telephone service to approximately 1.7 million customers as of December 31, 2010. Our telephone services typically include unlimited local and long distance calling to the U.S., Canada and Puerto Rico, plus other features, including voicemail, call waiting and caller ID.

Through Charter Business®, we provide scalable, tailored broadband communications solutions to business organizations, such as business-to-business Internet access, data networking, fiber connectivity to cellular towers, video and music entertainment services and business telephone.  As of December 31, 2010, we served approximately 263,900 business revenue generating units, including small- and medium-sized commercial customers. Our advertising sales division, Charter Media®, provides local, regional and national businesses with the opportunity to advertise in individual markets on cable television networks.

We have a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses, interest expenses that we incur because of our debt and depreciation expenses resulting from the capital investments we have made, and continue to make, in our cable properties, and in 2010, amortization expenses resulting from the application of fresh start accounting.

On March 27, 2009, we and certain affiliates filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), to reorganize under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  The Chapter 11 cases were jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435.  On May 7, 2009, we filed a Joint Plan of Reorganization (the “Plan”) and a related disclosure statement with the Bankruptcy Court.  The Plan was confirmed by the Bankruptcy Court on November 17, 2009 (the “Confirmation Order”), and became effective on November 30, 2009 (the “Effective Date”), the date on which we emerged from protection under Chapter 11 of the Bankruptcy Code.

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

Our principal executive offices are located at 12405 Powerscourt Drive, St. Louis, Missouri 63131.  Our telephone number is (314) 965-0555, and we have a website accessible at www.charter.com.  Since January 1, 2002, our annual reports, quarterly reports and current reports on Form 8-K, and all amendments thereto, have been made available on our website free of charge as soon as reasonably practicable after they have been filed.  The information posted on our website is not incorporated into this annual report.

Recent Events

On January 11, 2011, CCO Holdings, LLC (“CCO Holdings”) and CCO Holdings Capital Corp. completed the sale of $1.1 billion aggregate principal amount of 7.00% senior notes due 2019. The payment obligations under the notes are fully and unconditionally guaranteed on a senior unsecured basis by Charter. On January 24, 2011, CCO Holdings and CCO Holdings Capital Corp. completed the sale of $300 million aggregate principal amount of 7.00% senior notes due 2019.  The notes formed part of the same series as the notes issued on January 11, 2011.  Upon completion of this offering, the aggregate principal amount of outstanding notes under this series is $1.4 billion. The net proceeds of the issuances of the notes were contributed by CCO Holdings to Charter Communications Operating, LLC (“Charter Operating”) as a capital contribution and were used to repay indebtedness under the Amended and Restated Credit Agreement dated as of March 31, 2010, between Charter Operating, and various lenders thereunder.

As of December 31, 2010, Paul G. Allen held all 2,241,299 shares of Class B common stock of Charter. As the holder of the Class B common stock, he was entitled to appoint four members of Charter’s board of directors.  Pursuant to the terms of the Certificate of Incorporation of Charter, on January 18, 2011, the Disinterested Members of the Board of Directors of Charter (as such term is defined in Charter’s Certificate of Incorporation) caused a conversion of the shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As a result of such conversion, Mr. Allen no longer has the right to appoint four directors and the Class B directors became Class A directors. On January 18, 2011, directors William L. McGrath and Christopher M. Temple, both former Class B directors, resigned from Charter’s board of directors. Edgar Lee and Stan Parker were appointed to fill the vacant positions.

On February 14, 2011, we announced that Ted Schremp, Executive Vice President, Operations and Marketing had resigned.

Corporate Entity Structure

The chart below sets forth our entity structure and that of our direct and indirect subsidiaries.  This chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes.  The equity ownership percentages shown below are approximations and do not give effect to any exercise of then outstanding warrants.  Indebtedness amounts shown below are principal amounts as of December 31, 2010, after giving effect to the issuance of the CCO Holdings notes in January 2011 and the application of proceeds to repay borrowings under the Charter Operating credit facilities.  See Note 7 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data,” which also includes the accreted values of the indebtedness described below.

Charter Communications, Inc.
("Charter")
CCI Exchange I, Inc.
Charter Investment, Inc.
("CII")
0.81% common equity interest
99% common equity interest
0.19% common equity interest
Charter Communications Holding Company, LLC
("Charter Holdco")
CCHC, LLC
("CCHC")
Charter Communications Holdings, LLC
("Charter Holdings")
CCH I Holdings, LLC
("CIH")
CCH I, LLC
("CCH I")
CCH II, LLC/ CCH II Capital Corp.
("CCH II")
(co-issuers of approximately $1.8 billion senior notes)
CCO Holdings, LLC/ CCO Holdings Capital Corp.
("CCO Holdings")
(obligor under $350 million credit facility - $350 million outstanding)
(co-issuers of approximately $4.0 billion of senior notes)
Charter Communications Operating, LLC / Charter Communications Operating Capital Corp.
("Charter Operating")
(obligor under $5.8 billion credit facilities – $4.6 billion outstanding)
(co-issuers of approximately $1.6 billion senior second-lien notes)
Charter Operating Subsidiaries
CCO NR Holdings, LLC
100% common equity
CC V Holdings, LLC
Charter Operating Subsidiaries
100% Class B units
70% Preferred Equity in CC VIII, LLC
CC VIII, LLC
("CC VIII")
30% Preferred Equity in CC VIII, LLC
CC VIII Operating Subsidiaries

Charter Communications, Inc. Charter owns 100% of Charter Communications Holding Company, LLC (“Charter Holdco”).  Charter Holdco, through its subsidiaries, owns cable systems.  As sole manager under applicable operating agreements, Charter controls the affairs of Charter Holdco and its limited liability company subsidiaries.  In addition, Charter provides management services to Charter Holdco and its subsidiaries under a management services agreement.

Interim Holding Company Debt Issuers.  As indicated in the organizational chart above, our interim holding company debt issuers indirectly own the subsidiaries that own or operate all of our cable systems, subject to a CC VIII, LLC (“CC VIII”) minority interest held by CCH I, LLC (“CCH I”) and Charter as described below.  For a description of the debt issued by these issuers please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Outstanding Debt.”

Preferred Equity in CC VIII.  At December 31, 2010, Charter owned 30% of the CC VIII preferred membership interests.  CCH I, an indirect subsidiary of Charter, directly owned the remaining 70% of these preferred interests.  The common membership interests in CC VIII are indirectly owned by Charter Operating.

Products and Services

Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video services (basic and digital, which we refer to as “video” services), high-speed Internet services, and telephone services, as well as advanced video services (such as OnDemand, high definition television, and DVR service).  Our telephone services are primarily provided using voice over Internet protocol (“VoIP”) technology, to transmit digital voice signals over our systems.  Our video, high-speed Internet, and telephone services are offered to residential and commercial customers on a subscription basis, with prices and related charges that vary primarily based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and the equipment necessary to receive the services, with some variation in prices.

The following table approximates our customer statistics for video, residential high-speed Internet and telephone as of December 31, 2010 and 2009.

	Approximate as of
	December 31,	December 31,
	2010 (a)	2009 (a)

Residential (non-bulk) basic video customers (b)	4,278,400	4,562,900
Multi-dwelling (bulk) and commercial unit customers (c)	242,000	261,100
Total basic video customers (b) (c)	4,520,400	4,824,000
Digital video customers (d)	3,363,200	3,218,100
Residential high-speed Internet customers (e)	3,246,100	3,062,300
Residential telephone customers (f)	1,717,000	1,556,000

Total Revenue Generating Units (g)	12,846,700	12,660,400

After giving effect to sales and acquisitions of cable systems in 2009 and 2010, basic video customers, digital video customers, high-speed Internet customers, and telephone customers would have been 4,747,300, 3,180,700, 3,039,400, and 1,554,300, respectively, as of December 31, 2009.

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account.  On that basis, at December 31, 2010 and 2009, "customers" include approximately 15,700 and 25,900 persons, respectively, whose accounts were over 60 days past due in payment, approximately 1,800 and 3,500 persons, respectively, whose accounts were over 90 days past due in payment, and approximately 1,000 and 2,200 persons, respectively, whose accounts were over 120 days past due in payment.

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

(d)	"Digital video customers" include all basic video customers that have one or more digital set-top boxes or cable cards deployed.

(e)	"Residential high-speed Internet customers" represent those residential customers who subscribe to our high-speed Internet service.

(f)	“Residential telephone customers” represent those residential customers who subscribe to our telephone service.

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

Video Services

In 2010, residential video services represented approximately 52% of our total revenues.  Our video service offerings include the following:

•
Basic and Digital Video.  All of our video customers receive a package of basic programming which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite-delivered or non-broadcast channels, such as weather, shopping and religious programming.  Our digital video services include a digital set-top box, an interactive electronic programming guide with parental controls, an expanded menu of pay-per-view channels, including OnDemand (available nearly everywhere), digital quality music channels and the option to also receive a cable card. In addition to video programming, digital video service enables customers to receive our advanced video services such as DVRs and high definition television.  Charter also offers premium sports content over the Internet on charter.net.

•
Premium Channels. These channels provide original programming, commercial-free movies, sports, and other special event entertainment programming.  Although we offer subscriptions to premium channels on an individual basis, we offer an increasing number of digital video channel packages and premium channel packages, and we offer premium channels combined with our advanced video services.  Customers who purchase premium channels also have access to that programming OnDemand and increasingly over the Internet.

•
OnDemand, Subscription OnDemand and Pay-Per-View. OnDemand service allows customers to select from hundreds of movies and other programming at any time.  These programming options may be accessed for a fee or, in some cases, for no additional charge.  In some areas we also offer subscription OnDemand for a monthly fee or included in a digital tier premium channel subscription.  Pay-per-view channels allow customers to pay on a per event basis to view a single showing of a recently released movie, a one-time special sporting event, music concert, or similar event on a commercial-free basis.

•
High Definition Television. High definition television offers our digital customers certain video programming at a higher resolution to improve picture and audio quality versus standard basic or digital video images.  We have invested and continue to invest in switched digital video (“SDV”) technology and simulcast to increase the number of high definition channels offered.

•	Digital Video Recorder. DVR service enables customers to digitally record programming and to pause and rewind live programming.

We recently announced a multi-year agreement with TiVo, Inc. (“TiVo”) that will leverage the TiVo user interface to bring an enhanced entertainment experience to customers using a hybrid platform that leverages traditional cable and next generation IP technologies.

High-Speed Internet Services

In 2010, residential high-speed Internet services represented approximately 23% of our total revenues.  We currently offer several tiers of high-speed Internet services with speeds up to 60 megabytes per second download speed to our residential customers via cable modems attached to personal computers.  We also offer home networking gateways to these customers, which permit customers to connect up to five computers in their home to the Internet simultaneously.  We are rolling out DOCSIS 3.0 wideband technology allowing us to offer faster high-speed Internet service.

Telephone Services

In 2010, residential telephone services represented approximately 12% of our total revenues.  We provide voice communications services primarily using VoIP technology to transmit digital voice signals over our systems.  Charter Telephone includes unlimited nationwide and in-state calling, voicemail, call waiting, caller ID, call forwarding and other features.  Charter Telephone® also provides international calling either by the minute or in a package of 250 minutes per month.

Commercial Services

In 2010, commercial services represented approximately 7% of our total revenues.  Commercial services, offered through Charter Business™, include scalable broadband communications solutions for business organizations, such as business-to-business Internet access, data networking, fiber connectivity to cellular towers, video and music entertainment services, and business telephone. We are investing in commercial business for connection growth and scaling operating platforms and systems for larger and broader customer needs.

Sale of Advertising

In 2010, sales of advertising represented approximately 4% of our total revenues.  We receive revenues from the sale of local advertising on satellite-delivered networks such as MTV®, CNN® and ESPN®.  In any particular market, we generally insert local advertising on up to 40 channels.  We also provide cross-channel advertising to some programmers.

In 2010, Charter began deployment of Enhanced TV Binary Interchange Format (“EBIF”) technology to set top boxes in select service areas within the Charter footprint.  EBIF is a technology foundation that will allow Charter to deliver enhanced and interactive television applications and enable our video customers to use their remote control to interact with their television programming and its advertisements.  EBIF will enable Charter’s customers to request such items as coupons, samples, and brochures from advertisers and also will enable advertisers to reach audiences in new ways.

From time to time, certain of our vendors, including programmers and equipment vendors, have purchased advertising from us.  For the years ending December 31, 2010, 2009 and 2008, we had advertising revenues from vendors of approximately $46 million, $41 million, and $39 million, respectively.  These revenues resulted from purchases at market rates pursuant to binding agreements.

Pricing of Our Products and Services

Our revenues are derived principally from the monthly fees customers pay for the services we provide.  We typically charge a one-time installation fee which is sometimes waived or discounted during certain promotional periods.  The prices we charge for our products and services vary based on the level of service the customer chooses and the geographic market.  In accordance with FCC rules, the prices we charge for video cable-related equipment, such as set-top boxes and remote control devices, and for installation services, are based on actual costs plus a permitted rate of return in regulated markets.

We offer reduced-price service for promotional periods in order to attract new customers, to promote the bundling of two or more services and to retain existing customers.  We often also offer a two-year price guarantee to our customers. There is no assurance that these customers will remain as customers when the promotional pricing period expires.  When customers bundle services, generally the prices are lower per service than if they had only purchased a single service.  Approximately 61% of our customers subscribe to a bundle of services.

Our Network Technology

Our network utilizes the hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable.  In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes passed served by that node.  On average, our system design enables up to 400 homes passed to be served by a single node and provides for six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services.  We believe that this hybrid network design provides high capacity and signal quality.  The design also provides two-way signal capacity for the addition of further interactive services.

HFC architecture benefits include:

•	bandwidth capacity to enable traditional and two-way video and broadband services;
•	dedicated bandwidth for two-way services, which avoids return signal interference problems that can occur with two-way communication capability; and
•	signal quality and high service reliability.

The following table sets forth the technological capacity of our systems as of December 31, 2010 based on a percentage of homes passed:

Less than				Two-way
550 MHz	550 MHz	750 MHz	860/870 MHz	activated

2%	5%	46%	47%	97%

Approximately 98% of our homes passed are served by systems that have bandwidth of 550 megahertz or greater.  This bandwidth capacity enables us to offer digital television, high-speed Internet services, telephone service and other advanced video services.

Through system upgrades and divestitures of non-strategic systems, we have reduced the number of headends that serve our customers from 1,138 at January 1, 2001 to 204 at December 31, 2010.  Headends are the control centers of a cable system.  Reducing the number of headends reduces related equipment, service personnel, and maintenance expenditures.  As of December 31, 2010, approximately 93% of our customers were served by headends serving at least 10,000 customers.

As of December 31, 2010, our cable systems consisted of approximately 195,000 aerial and underground miles of coaxial cable, and approximately 55,000 aerial and underground miles of fiber optic cable, passing approximately 11.8 million households and serving approximately 5.1 million customers.

Charter has built and activated a national transport backbone inter-connecting 95% of Charter’s local and regional networks.  The backbone is highly scalable enabling efficient and timely transport of Internet traffic, voice traffic, and high definition video content distribution.

In 2010, we deployed DOCSIS 3.0 wideband technology to 57% of our homes passed allowing us to offer faster high-speed Internet service.  In 2011, we expect our roll-out of DOCSIS 3.0 to be substantially complete.  We have also deployed SDV technology to accommodate the increasing demands for greater capacity in our network.  SDV technology expands network capacity by transmitting only those digital and HD video channels that are being watched within a given grouping of homes at any given time which allows us to expand bandwidth for additional services.  As of December 31, 2010, 63% of our homes passed received some portion of their video service via SDV technology, and we expect to substantially complete our roll-out of SDV technology in 2011.

Management, Customer Care and Marketing

Our corporate office, which includes employees of Charter, is responsible for coordinating and overseeing operations including establishing company-wide policies and procedures.  The corporate office performs certain financial and administrative functions on a centralized basis and performs these services on a cost reimbursement basis pursuant to a management services agreement with one of our subsidiaries.  Our field operations are managed by geographic areas with shared service centers for our field sales and marketing function, human resources and training function, finance, and certain areas of customer operations.

Our customer care centers are managed centrally.  We have eight internal customer care locations including our “centers of excellence” which route calls to the appropriate agents, plus several third-party call center locations that through technology and procedures function as an integrated system.  We provide service to our customers 24 hours a day, seven days a week.  We also utilize our website to enable our customers to view and pay their bills online, obtain information regarding their account or services, and perform various equipment troubleshooting procedures.  Our customers may also obtain support through our on-line chat and e-mail functionality.

Our marketing strategy emphasizes our bundled services through targeted marketing programs to existing and potential customers and increases awareness and value of the Charter brand.  Marketing expenditures increased by $14 million, or 5%, over the year ended December 31, 2009 to $286 million for the year ended December 31, 2010.  Our marketing organization creates and executes marketing programs intended to increase customers, retain existing customers and cross-sell additional products to current customers.  We monitor the effectiveness of our marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, to increase our responsiveness to our customers.

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

Our programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living type increases.  We expect them to continue to increase, and at a higher rate than in 2010, due to a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers and additional programming, including high-definition and OnDemand programming.  In particular, sports programming costs have increased significantly over the past several years.  In addition, contracts to purchase sports programming sometimes provide for optional additional programming to be available on a surcharge basis during the term of the contract.

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

Over the past several years, increases in our video service rates have not fully offset increasing programming costs, and with the impact of increasing competition and other marketplace factors, we do not expect them to do so in the foreseeable future.  In addition, our inability to fully pass these programming cost increases on to our video customers has had and is expected in the future to have an adverse impact on our cash flow and operating margins associated with the video product. In order to mitigate reductions of our operating margins due to rapidly increasing programming costs, we continue to review our pricing and programming packaging strategies, and we plan to continue to migrate certain program services from our basic level of service to our digital tiers.  As we migrate our programming to our digital tier packages, certain programming that was previously available to all of our customers via an analog signal may only be part of an elective digital tier package offered to our customers for an additional fee.  As a result, we expect that the customer base upon which we pay programming fees will proportionately decrease, and the overall expense for providing that service will also decrease.  However, reductions in the size of certain programming customer bases may result in the loss of specific volume discount benefits.

We have programming contracts that have expired and others that will expire at or before the end of 2011.  We will seek to renegotiate the terms of these agreements.  There can be no assurance that these agreements will be renewed on favorable or comparable terms.  To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we have been, and may in the future be, forced to remove such programming channels from our line-up, which may result in a loss of customers.

Franchises

As of December 31, 2010, our systems operated pursuant to a total of approximately 3,000 franchises, permits, and similar authorizations issued by local and state governmental authorities.  Such governmental authorities often must approve a transfer to another party.  Most franchises are subject to termination proceedings in the event of a material breach.  In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law.  We are entitled to and generally do pass this fee through to the customer.

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

Competition

We face competition for both residential and commercial customers in the areas of price, service offerings, and service reliability.  We compete with other providers of video, high-speed Internet access, telephone services, and other sources of home entertainment.  We operate in a very competitive business environment, which can adversely affect the results of our business and operations.  We cannot predict the impact on us of broadband services offered by our competitors.

In terms of competition for customers, we view ourselves as a member of the broadband communications industry, which encompasses multi-channel video for television and related broadband services, such as high-speed Internet, telephone, and other interactive video services.  In the broadband communications industry, our principal competitor for video services throughout our territory is direct broadcast satellite (“DBS”) and our principal competitor for high-speed Internet services is DSL service provided by telephone companies.  Our principal competitors for telephone services are established telephone companies, other telephone service providers, and other carriers, including VoIP providers.  Based on telephone companies’ entry into video service and the upgrades of their networks, they have become significant competitors for both high-speed Internet and video customers.  At this time, we do not consider other cable operators to be significant competitors in our overall market, as overbuilds are infrequent and geographically spotty (although in any particular market, a cable operator overbuilder would likely be a significant competitor at the local level).

Our key competitors include:

DBS

Direct broadcast satellite is a significant competitor to cable systems.  The two largest DBS providers now serve more than 33 million subscribers nationwide.  DBS service allows the subscriber to receive video services directly via satellite using a dish antenna.

Video compression technology and high powered satellites allow DBS providers to offer more than 280 digital channels from a single satellite, thereby surpassing the traditional analog cable system.  In 2010, major DBS competitors offered a greater variety of channel packages, and were especially competitive with promotional pricing for more basic services.  While we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation, and multiple units.  DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues and property tax, leads to greater efficiencies and lower costs in the lower tiers of service.  Also, DBS providers are currently offering more high definition programming, including local high definition programming. However, we believe that cable-delivered OnDemand and Subscription OnDemand services, which include HD programming, are superior to DBS service, because cable headends can provide two-way communication to deliver many titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control.  DBS providers have also made attempts at deployment of high-speed Internet access services via satellite, but those services have been technically constrained and of limited appeal.

Telephone Companies and Utilities

Our telephone service competes directly with established telephone companies and other carriers, including Internet-based VoIP providers, for voice service customers.  Because we offer voice services, we are subject to considerable competition from telephone companies and other telecommunications providers, including wireless providers with an increasing number of consumers choosing wireless over wired telephone services.  The telecommunications and competitive voice services industry is highly competitive and includes competitors with greater financial and personnel resources, strong brand name recognition, and long-standing relationships with regulatory authorities and customers.  Moreover, mergers, joint ventures and alliances among our competitors have resulted in providers capable of offering cable television, Internet, and telephone services in direct competition with us.

Most telephone companies, which already have plant, an existing customer base, and other operational functions in place (such as billing and service personnel), offer DSL service.  DSL service allows Internet access to subscribers at data transmission speeds greater than those available over conventional telephone lines.  We believe DSL service is competitive with high-speed Internet service and is often offered at prices lower than our Internet services, although typically at speeds lower than the speeds we offer.  However, DSL providers may currently be in a better position to offer data services to businesses since their networks tend to be more complete in commercial areas.  We expect DSL to remain a significant competitor to our high-speed Internet services.  In addition, the continuing deployment of fiber optics into telephone companies’ networks (primarily by Verizon Communications, Inc. (“Verizon”)) will enable them to provide even higher bandwidth Internet services.

Telephone companies, including AT&T Inc. (“AT&T”) and Verizon, offer video and other services in competition with us, and we expect they will increasingly do so in the future.  Upgraded portions of these networks carry two-way video, data services and provide digital voice services similar to ours.  In the case of Verizon, high-speed data services (fiber optic service (“FiOS”)) offer speeds as high as or higher than ours.  In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies.  Based on internal estimates, we believe that AT&T and Verizon are offering video services in areas serving approximately 24% to 29% and 3%, respectively, of our estimated homes passed as of December 31, 2010 and we have experienced customer losses in these areas.  AT&T and Verizon have also launched campaigns to capture more of the multiple dwelling unit (“MDU”) market.  Additional upgrades and product launches are expected in markets in which we operate.

In addition to telephone companies obtaining franchises or alternative authorizations in some areas, and seeking them in others, they have been successful through various means in reducing or streamlining the franchising requirements applicable to them.  They have had significant success at the federal and state level in securing FCC rulings and numerous statewide franchise laws that facilitate telephone company entry into the video marketplace.  Because telephone companies have been successful in avoiding or reducing franchise and other regulatory requirements that remain applicable to cable operators like us, their competitive posture has often been enhanced.  The large scale entry of major telephone companies as direct competitors in the video marketplace has adversely affected the profitability and valuation of our cable systems.

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

As of December 31, 2010, excluding telephone companies, we are aware of traditional overbuild situations impacting approximately 7% to 9% of our total homes passed and potential traditional overbuild situations in areas servicing approximately an additional 1% of our total homes passed.  Additional overbuild situations may occur.

Private Cable

Additional competition is posed by satellite master antenna television systems, or SMATV systems, serving MDUs, such as condominiums, apartment complexes, and private residential communities.  Private cable systems can offer improved reception of local television stations, and many of the same satellite-delivered program services that are offered by cable systems.  Although disadvantaged from a programming cost perspective, SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities.  The FCC previously adopted regulations that favor SMATV and private cable operators serving MDU complexes, allowing them to continue to secure exclusive contracts with MDU owners.  This regulatory disparity provides a competitive advantage to certain of our current and potential competitors.

Other Competitors

Local wireless Internet services operate in some markets using available unlicensed radio spectrum.  Various wireless phone companies are now offering third and fourth generation (3G and 4G) wireless high-speed Internet services. In addition, a growing number of commercial areas, such as retail malls, restaurants and airports, offer Wi-Fi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi and WiMAX Internet access networks.  Operators are also marketing PC cards and “personal hotspots” offering wireless broadband access to their cellular networks.  These service options offer another alternative to cable-based Internet access.

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

Regulation and Legislation

The following summary addresses the key regulatory and legislative developments affecting the cable industry and our three primary services for both residential and commercial customers: video service, high-speed Internet service, and telephone service.  Cable system operations are extensively regulated by the federal government (primarily the FCC), certain state governments, and many local governments.  A failure to comply with these regulations could subject us to substantial penalties.  Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings.  Congress and the FCC have frequently revisited the subject of communications regulation often designed to increase competition to the cable industry, and they are likely to do so in the future.  We could be materially disadvantaged in the future if we are subject to new regulations that do not equally impact our key competitors.  We cannot provide assurance that the already extensive regulation of our business will not be expanded in the future.

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

In September 2007, the FCC adopted an order increasing the cable industry’s existing must-carry obligations by requiring most cable operators to offer “must carry” broadcast signals in both analog and digital format (dual carriage) for a three year period after the broadcast television industry completed its ongoing transition from an analog to digital format, which occurred on June 12, 2009.  The burden could increase further if cable systems were ever required to carry multiple program streams included within a single digital broadcast transmission (multicast carriage), which the recent FCC order did not mandate.  Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that appeal to our customers and generate revenues.  We may need to take additional operational steps and/or make further operating and capital investments to ensure that customers, not otherwise equipped to receive digital programming, retain access to broadcast programming.

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

Pole Attachments.  The Communications Act requires most utilities owning utility poles to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation.  The Communications Act specifies that significantly higher rates apply if the cable plant is providing “telecommunications” services rather than only video services.  Although the FCC previously determined that the lower rate was applicable to the mixed use of a pole attachment for the provision of both video and Internet access services (a determination upheld by the U.S. Supreme Court), the FCC issued a Notice of Proposed Rulemaking (“NPRM”) on November 20, 2007, in which it “tentatively concludes” that such mixed use determination would likely be set aside.  In addition, a group of electric utilities filed a petition in 2009 asking the FCC to declare that higher pole rents apply to cable operators that provide VoIP services.  In its March 2010 National Broadband Plan, however, the FCC sought to promote the adoption of uniform pole attachment rates by cable operators and telecommunications providers by recommending a reduction of the pole attachment rate paid by telecommunications providers to, or close to, the pole attachment rate paid by cable operators.  In May 2010, the FCC issued a Further Notice of Proposed Rulemaking seeking comment on how it could reduce variations in pole attachment rates and facilitate access to utility poles.  While we cannot predict the outcome of these proceedings, they could significantly increase our annual pole attachment costs or substantially decrease the pole attachment costs paid by the telecommunication providers with which we compete.

Cable Equipment.  In 1996, Congress enacted a statute requiring the FCC to adopt regulations designed to assure the development of an independent retail market for “navigation devices,” such as cable set-top boxes.  As a result, the FCC required cable operators to make a separate offering of security modules (i.e., a “CableCARD”) that can be used with retail navigation devices, and to use these separate security modules even in their own set-top boxes deployed after July 1, 2007.  This requirement, known as the “integration ban,” has increased the cost of set-top boxes  The FCC has, however, recently granted waivers that allow cable operators to use low-cost, one-way set-top boxes (without recording capability) that do not include CableCARDs.  The FCC’s National Broadband Plan acknowledges that the existing CableCARD rules have not resulted in a competitive retail market for navigation devices.  In response to this finding, the FCC commenced a proceeding in April 2010 to adopt standards for a successor technology to CableCARD that would involve the development of smart video devices that are compatible with any multichannel video programming distributor service in the United States.  In October 2010, the FCC adopted new interim CableCARD rules applicable until a successor solution emerges.  The new rules require cable operators to allow customers to self-install CableCARDs.  They also require cable operators to provide and advertise a reasonable discount if subscribers use their own equipment, rather than using the operator-provided equipment otherwise included in a bundled package.  The FCC’s actions in this area could impose additional costs on us and affect our ability to innovate.

MDUs / Inside Wiring.  The FCC has adopted a series of regulations designed to spur competition to established cable operators in MDU complexes.  These regulations allow our competitors to access certain existing cable wiring inside MDUs.  The FCC also adopted regulations limiting the ability of established cable operators, like us, to enter into exclusive service contracts for MDU complexes.  Significantly, it has not yet imposed a similar restriction on private cable operators and SMATV systems serving MDU properties.  In their current form, the FCC’s regulations in this area favor our competitors.

Privacy Regulation.  The Communications Act limits our ability to collect and disclose subscribers’ personally identifiable information for our video, telephone, and high-speed Internet services, as well as provides requirements to safeguard such information.  We are subject to additional federal, state, and local laws and regulations that impose additional subscriber and employee privacy restrictions.  Further, the FCC, FTC, and many states regulate and restrict the marketing practices of cable operators, including telemarketing and online marketing efforts. Various federal agencies, including the FTC, are now considering new restrictions affecting the use of personal and profiling data for online advertising.

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

Copyright.  Cable systems are subject to a federal copyright compulsory license covering carriage of television and radio broadcast signals.  The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative and administrative review and could adversely affect our ability to obtain desired broadcast programming.  The Satellite Television Extension and Localism Act of 2010 revised cable’s existing compulsory copyright license to remove certain uncertainties regarding the license’s operation, including the royalty calculation for broadcast signals that are offered to only some portions of a cable system and the treatment of new digital broadcast signals.  The new legislation requires cable systems to pay an additional royalty fee for each digital multicast of a retransmitted distant broadcast signal and provides copyright owners with a new right to audit our semi-annual royalty filings.

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

Internet Service

Over the past several years, proposals have been advanced at the FCC and Congress to adopt “net neutrality” rules that would require cable operators offering Internet service to provide non-discriminatory access to their networks and could interfere with the ability of cable operators to manage their networks.  In August 2005, the FCC issued a nonbinding policy statement identifying four principles it deemed necessary to ensure continuation of an “open” Internet that is not unduly restricted by network “gatekeepers.”  In August 2008, the FCC issued an order concerning one Internet network management practice in use by another cable operator, effectively treating the four principles as rules and ordering a change in network management practices. On April 6, 2010, the United States Court of Appeals for the D.C. Circuit concluded that the FCC lacked jurisdictional authority and vacated the FCC’s 2008 order. On December 21, 2010, the FCC responded by enacting new “net neutrality” rules based on three core principles of: (1) transparency, (2) no blocking, and (3) no unreasonable discrimination. The “transparency” rule requires broadband Internet access providers to disclose applicable terms, performance, and network management practices to consumers and third party users. The “no blocking” rule restricts Internet access providers from blocking lawful content, applications, services, or devices. The “no unreasonable discrimination” rule prohibits Internet access providers from engaging in unreasonable discrimination in transmitting lawful traffic. The new rules will permit broadband service providers to exercise “reasonable network management” for legitimate management purposes, such as management of congestion, harmful traffic, and network security. The rules will also permit usage-based billing, and permit broadband service providers to offer additional specialized services such as facilities-based IP voice services, without being subject to restrictions on discrimination. These rules do not become effective until 60 days following the announcement in the Federal Register of the Office of Management and Budget’s decision regarding the information collection requirements associated with the new rules which has not yet occurred.  When they become effective, the FCC will enforce these rules based on case-by-case complaints. Although the new rules encompass both wireline providers (like us) and wireless providers, the rules are less stringent with regard to wireless providers. The FCC premised these new “net neutrality” rules on its Title I and ancillary jurisdiction, and that jurisdictional authority already has been challenged in court. A legislative review is also possible. The FCC’s new rules, if they withstand such challenges, as well as any additional legislation or regulation, would impose new obligations and restraints on high-speed Internet providers. Any such additional rules or statutes could limit our ability to manage our cable systems to obtain value for use of our cable systems and respond to operational and competitive challenges.

As the Internet has matured, it has become the subject of increasing regulatory interest.  Congress and federal regulators have adopted a wide range of measures directly or potentially affecting Internet use, including, for example, consumer privacy, copyright protections (which afford copyright owners certain rights against us that could adversely affect our relationship with a customer accused of violating copyright laws), defamation liability, taxation, obscenity, and unsolicited commercial e-mail.  Content owners may also seek additional enforcement mechanisms for Internet service providers to address the issue of peer-to-peer copyright infringement through private contractual negotiations and other means.  Additionally, the FCC and Congress are considering subjecting high-speed Internet access services to the Universal Service funding requirements.  These funding requirements could impose significant new costs on our high-speed Internet service.  State and local governmental organizations have also adopted Internet-related regulations.  These various governmental jurisdictions are also considering additional regulations in these and other areas, such as pricing, service and product quality, and intellectual property ownership.  The adoption of new Internet regulations or the adaptation of existing laws to the Internet could adversely affect our business.

Telephone Service

The Telecommunications Act of 1996 created a more favorable regulatory environment for us to provide telecommunications and/or competitive voice services than had previously existed.  In particular, it established requirements ensuring that competitive telephone companies could interconnect their networks with those providers of traditional telecommunications services to open the market to competition.  There are substantial regulatory changes still being considered that could impact, in both positive and negative ways, our telephone business and that of our primary telecommunications competitors.  The FCC and state regulatory authorities are considering, for example, whether certain common carrier regulations traditionally applied to incumbent local exchange carriers should be modified or reduced, and the extent to which common carrier requirements should be extended to VoIP providers.  The FCC has already determined that certain providers of telephone services using Internet Protocol technology must comply with requirements relating to 911 emergency services (“E911”), the Communications Assistance for Law Enforcement Act ("CALEA") regarding law enforcement surveillance of communications, Universal Service fund contribution issues, customer privacy and Customer Proprietary Network Information issues, number portability, disability access, regulatory fees, and discontinuance of service.  In March 2007, a federal appeals court affirmed the FCC’s decision concerning federal regulation of certain VoIP services, but declined to specifically find that VoIP service provided by cable companies, such as we provide, should be regulated only at the federal level.  As a result, some states have begun proceedings to subject cable VoIP services to state level regulation.  Also, the FCC and Congress continue to consider to what extent, VoIP service will have interconnection rights with telephone companies.  Although we have registered with, or obtained certificates or authorizations from, the FCC and the state regulatory authorities in those states in which we offer competitive voice services in order to ensure the continuity of our services and to maintain needed network interconnection arrangements, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved.

Employees

As of December 31, 2010, we had approximately 16,600 full-time equivalent employees.  At December 31, 2010, approximately 67 of our employees were represented by collective bargaining agreements.  We have never experienced a work stoppage.

Item 1A.    Risk Factors.

Risks Related to Our Significant Indebtedness

We have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

We have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. As of December 31, 2010, our total principal amount of debt was approximately $12.3 billion.

Because of our significant indebtedness, our ability to raise additional capital at reasonable rates, or at all, is uncertain, and the ability of our subsidiaries to make distributions or payments to their parent companies is subject to availability of funds and restrictions under applicable debt instruments and under applicable law.

Our significant amount of debt could have other important consequences.  For example, the debt will or could:

•	make us vulnerable to interest rate increases, because approximately 35% of our borrowings are, and may continue to be, subject to variable rates of interest;
•	expose us to increased interest expense to the extent we refinance existing debt, particularly our bank debt, with higher cost debt;
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

Our credit facilities and the indentures governing our debt contain a number of significant covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations.  These covenants restrict, among other things, our and our subsidiaries’ ability to:

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

We are dependent on our cash on hand and free cash flow to fund our debt obligations, capital expenditures and ongoing operations.

Our ability to service our debt and to fund our planned capital expenditures and ongoing operations will depend on our ability to continue to generate cash flow and our access (by dividend or otherwise) to additional liquidity sources at the applicable obligor.  Our ability to continue to generate cash flow is dependent on many factors, including:

•
our ability to sustain and grow revenues and free cash flow by offering video, high-speed Internet, telephone and other services to residential and commercial customers, to adequately meet the customer experience demands in our markets and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures and the difficult economic conditions in the United States;

•
the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers and competition from video provided over the Internet;

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;
•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents); and
•	the effects of governmental regulation on our business.

Some of these factors are beyond our control.  If we are unable to generate sufficient cash flow or we are unable to access additional liquidity sources, we may not be able to service and repay our debt, operate our business, respond to competitive challenges, or fund our other liquidity and capital needs.

Restrictions in our subsidiaries' debt instruments and under applicable law limit their ability to provide funds to us and our subsidiaries that are debt issuers.

Our primary assets are our equity interests in our subsidiaries.  Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions, or otherwise.  Charter Operating’s and CCO Holdings’ ability to make distributions to us or the applicable debt issuers to service debt obligations is subject to their compliance with the terms of their credit facilities and indentures, and restrictions under applicable law.  See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Limitations on Distributions” and “— Summary of Restrictive Covenants of Our Notes – Restrictions on Distributions.”  Under the Delaware Limited Liability Company Act (the “Act”), our subsidiaries may only make distributions if the relevant entity has “surplus” as defined in the Act.  Under fraudulent transfer laws, our subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby.  The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred.  Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, there can otherwise be no assurance that these subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness.  Our direct or indirect subsidiaries include the borrowers under the CCO Holdings credit facility and the borrowers and guarantors under the Charter Operating credit facilities.  Charter Operating is also an obligor, and its subsidiaries are guarantors under senior second-lien notes, and CCO Holdings is an obligor under its senior notes.  As of December 31, 2010, our total principal amount of debt was approximately $12.3 billion.

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

Telephone companies, including two major telephone companies, AT&T and Verizon, offer video and other services in competition with us, and we expect they will increasingly do so in the future.  Upgraded portions of these networks carry two-way video, data service offerings and provide digital voice services similar to ours.  In the case of Verizon, high-speed data services offer speeds as high as or higher than ours.  In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies.  Based on our internal estimates, we believe that AT&T and Verizon are offering video services in areas serving approximately 24% to 29% and 3%, respectively, of our estimated homes passed as of December 31, 2010, and we have experienced customer losses in these areas.  AT&T and Verizon have also launched campaigns to capture more of the MDU market.  Additional upgrades and product launches are expected in markets in which we operate. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL.  DSL service competes with our high-speed Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer.  In addition, in many of our markets, these companies have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates.  These service bundles offer customers similar pricing and convenience advantages as our bundles.  Continued growth in our residential telephone business faces risks.  The competitive landscape for residential and commercial telephone services is intense; we face competition from providers of Internet telephone services, as well as incumbent telephone companies.  Further, we face increasing competition for residential telephone services as more consumers in the United States are replacing traditional telephone service with wireless service.

The existence of more than one cable system operating in the same territory is referred to as an overbuild.  Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition.  Based on internal estimates and excluding telephone companies, as of December 31, 2010, we are aware of traditional overbuild situations impacting approximately 7% to 9% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 1% of our estimated homes passed.  Additional overbuild situations may occur in other systems.

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

Our services may not allow us to compete effectively.  Additionally, as we expand our offerings to introduce new and enhanced services, we will be subject to competition from other providers of the services we offer.  Competition may reduce our expected growth of future cash flows which may contribute to future impairments of our franchises and goodwill.

Economic conditions in the United States may adversely impact the growth of our business.

We believe that continued competition and the weakened economic conditions in the United States, including the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services. In addition, we believe these factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business.  These conditions have affected our net customer additions and revenue growth during 2009 and 2010 and contributed to the franchise impairment charge incurred in 2009.  If these conditions do not improve, we believe the growth of our business and results of operations will be further adversely affected which may contribute to future impairments of our franchises and goodwill.

We face risks inherent in our commercial business.

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

We are exposed to risks associated with the potential financial instability of our customers, many of whom have been adversely affected by the general economic downturn.  Dramatic declines in the housing market, including falling home prices and increasing foreclosures, together with significant increases in unemployment, have severely affected consumer confidence and caused increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased.  These events have adversely affected, and may continue to adversely affect our cash flow, results of operations and financial condition.

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

Programming has been, and is expected to continue to be, our largest operating expense item.  In recent years, the cable industry has experienced a rapid escalation in the cost of programming.  We expect programming costs to continue to increase, and at a higher rate than in 2010, because of a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers and additional programming, including high definition and OnDemand programming, being provided to customers.  The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins associated with the video product.  We have programming contracts that have expired and others that will expire at or before the end of 2011.  There can be no assurance that these agreements will be renewed on favorable or comparable terms.  To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

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

We depend on patent, copyright, trademark and trade secret laws and licenses to establish and maintain its intellectual property rights in technology and the products and services used in our operating activities.  Any of our intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit us to continue to use certain intellectual property, which could result in discontinuance of certain product or service offerings or other competitive harm, our incurring substantial monetary liability or being enjoined preliminarily or permanently from further use of the intellectual property in question.

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

For tax purposes, we experienced a deemed ownership change upon emergence from Chapter 11 bankruptcy, resulting in an annual limitation on our ability to use our existing tax loss carryforwards.  We could experience another deemed ownership change in the future that could further limit our ability to use our tax loss carryforwards.

As of December 31, 2010, we had approximately $6.9 billion of federal tax net operating and capital loss carryforwards resulting in a gross deferred tax asset of approximately $2.4 billion, expiring in the years 2014 through 2030.  These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2010, we had state tax net operating and capital loss carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $228 million, generally expiring in years 2011 through 2030.  Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.  Such tax loss carryforwards can accumulate and be used to offset our future taxable income.

The consummation of the Plan generated an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned, directly or indirectly, by “5-percent stockholders” (within the meaning of Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned, directly or indirectly, by such “5-percent stockholders” at any time over the preceding three years. As a result, Charter is subject to an annual limitation on the use of our loss carryforwards which existed at November 30, 2009.  Further, our loss carryforwards have been reduced by the amount of the cancellation of debt income resulting from the Plan that was allocable to Charter.  The limitation on our ability to use our loss carryforwards, in conjunction with the loss carryforward expiration provisions, could reduce our ability to use a portion of our loss carryforwards to offset future taxable income which could result in us being required to make material cash tax payments.  Our ability to make such income tax payments, if any, will depend at such time on our liquidity or our ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.

If Charter were to experience a second ownership change in the future (as a result of purchases and sales of stock by Charter’s 5-percent stockholders, new issuances or redemptions of Charter’s stock, certain acquisitions of Charter’s stock and issuances, redemptions, sales or other dispositions or acquisitions of interests in Charter’s 5-percent stockholders), Charter’s ability to use our loss carryforwards could become subject to further limitations.  Our common stock is subject to certain transfer restrictions contained in our amended and restated certificate of incorporation.  These restrictions, which are designed to minimize the likelihood of an ownership change occurring and thereby preserve our ability to utilize our loss carryforwards, are not currently operative but could become operative in the future if certain events occur and the restrictions are imposed by Charter’s board of directors.  However, there can be no assurance that Charter’s board of directors would choose to impose these restrictions or that such restrictions, if imposed, would prevent an ownership change from occurring.

If we are unable to retain key employees, our ability to manage our business could be adversely affected.

Our operational results have depended, and our future results will depend, upon the retention and continued performance of our management team.  Over the last twelve months, we have experienced significant changes in our management team and may experience additional changes in the future.  Our ability to retain key employees for management positions could be impacted adversely by the competitive environment for management talent in the telecommunications industry.  The loss of the services of key members of management and the inability to hire new key employees could adversely affect our ability to manage our business and our future operational and financial results.

Risks Related to Ownership Positions of Charter’s Principal Shareholders

Charter’s principal stockholders own a significant amount of Charter’s common stock, giving them influence over corporate transactions and other matters.

Charter’s principal stockholders have appointed members to Charter’s board of directors in accordance with the Plan, including: Mr. Darren Glatt, who is an employee of Apollo Management, L.P.; and Mr. Bruce Karsh, who was appointed by Oaktree Opportunities Investments, L.P. and is the president of Oaktree Capital Management, L.P.  On January 18, 2011, Charter’s board of directors appointed Mr. Stan Parker, a senior partner of Apollo Global Management LLC, and Mr. Edgar Lee, a Senior Vice President of Oaktree Capital Management, L.P. as members of the board of directors to fill two vacancies on the board. As of January 31, 2011, funds affiliated with AP Charter Holdings, L.P. beneficially hold approximately 31% of the Class A common stock of Charter. Oaktree Opportunities Investments, L.P. and certain affiliated funds beneficially hold approximately 18% of the Class A common stock of Charter. Funds advised by Franklin Advisers, Inc. beneficially hold approximately 17% of the Class A common stock of Charter. Charter’s principal stockholders may be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate action, such as mergers and other business combination transactions should these stockholders retain a significant ownership interest in us.

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

If we were to have a person with a 35% or greater voting interest and Paul G. Allen did not then have a voting interest in us greater than such holder, a change of control default could be triggered under our subsidiary's credit facilities.

On March 31, 2010, Charter Operating entered into an amended and restated credit agreement governing its credit facility. Such amendment removed the requirement that Mr. Allen retain a voting interest in us. On January 18, 2011, Mr. Allen’s Class B shares were converted to Class A shares, and as a result, Mr. Allen currently holds less than 10% of a voting interest in us. The credit agreement provides that a change of control under certain of our other debt instruments could result in an event of default under the credit agreement. Certain of those other instruments define a change of control as including a holder holding more than 35% of our direct or indirect voting interest and the failure by (a) Mr. Allen, (b) his estate, spouse, immediate family members and heirs and (c) any trust, corporation, partnership or other entity, the beneficiaries, stockholders, partners or other owners of which consist exclusively of Mr. Allen or such other persons referred to in (b) above or a combination thereof to maintain a greater percentage of direct or indirect voting interest than such other holder. Such a default could result in the acceleration of repayment of our indebtedness, including borrowings under the Charter Operating credit facilities.  As of January 31, 2011, funds affiliated with AP Charter Holdings, L.P. beneficially hold approximately 31% of the Class A common stock of Charter.  See “— Risks Related to Our Significant Indebtedness and the Notes—All of our outstanding debt is subject to change of control provisions.  We may not have the ability to raise the funds necessary to fulfill our obligations under our indebtedness following a change of control, which would place us in default under the applicable debt instruments.”

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

Regulation of the cable industry has increased cable operators' operational and administrative expenses and limited their revenues.  Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;
•	rules and regulations relating to subscriber and employee privacy;
•	limited rate regulation;
•	rules governing the copyright royalties that must be paid for retransmitting broadcast signals;
•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain retransmission consent to carry a broadcast station;
•	requirements governing the provision of channel capacity to unaffiliated commercial leased access programmers;
•	rules limiting our ability to enter into exclusive agreements with multiple dwelling unit complexes and control our inside wiring;
•	rules, regulations, and regulatory policies relating to provision of high-speed Internet service, including net neutrality rules;
•	rules, regulations, and regulatory policies relating to provision of voice communications;
•	rules for franchise renewals and transfers; and
•	other requirements covering a variety of operational areas such as equal employment opportunity, emergency alert systems, technical standards, and customer service requirements.

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals.  In March 2010, the FCC submitted its National Broadband Plan to Congress and announced its intention to initiate approximately 40 rulemakings addressing a host of issues related to the delivery of broadband services, including video, data, VoIP and other services. The broad reach of these rulemakings could ultimately impact the environment in which we operate. On December 21, 2010, the FCC enacted new “net neutrality” rules, regulating the provision of broadband Internet access.  There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize.  For example, Congress and various federal agencies are now considering adoption of significant new privacy restrictions, including new restrictions on the use of personal and profiling information for behavioral advertising.  In addition, the Twenty-First Century Communications and Video Accessibility Act of 2010, which the FCC is now in the process of implementing, includes various provisions intended to ensure communications services are accessible to people with disabilities.  Certain states and localities are considering new cable and telecommunications taxes that could increase operating expenses.

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

Tax legislation and administrative initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We operate cable systems in locations throughout the United States and, as a result, we are subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. As a result of state and local budget shortfalls due primarily to the recession as well as other considerations, certain states and localities have imposed or are considering imposing new or additional taxes or fees on our services or changing the methodologies or base on which certain fees and taxes are computed. Such potential changes include additional taxes or fees on our services which could impact our customers, combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase our income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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

Pole attachments are cable wires that are attached to utility poles.  Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service.  The FCC previously determined that the lower cable rate was applicable to the mixed use of a pole attachment for the provision of both cable and Internet access services.  However, in late 2007, the FCC issued a NPRM, in which it “tentatively concludes” that this approach should be modified.  In 2009, a group of electric utilities petitioned the FCC to increase the pole attachment rates applicable to voice service provided through any technology. These changes could affect the pole attachment rates we pay when we offer either data or voice services over our broadband facility. Any changes in the FCC approach could result in a substantial increase in our pole attachment costs. In its March 2010 National Broadband Plan and a May 2010 former Notice of Proposed Rulemaking, however, the FCC suggested it might actually lower the pole attachment rates applicable to telecommunications delivery to the prevailing cable rate calculation.

Increasing regulation of our Internet service product could adversely affect our ability to provide new products and services.

There has been continued advocacy by certain Internet content providers and consumer groups for new federal laws or regulations to adopt so-called “net neutrality” principles limiting the ability of broadband network owners (like us) to manage and control their own networks. In August 2005, the FCC issued a nonbinding policy statement identifying four principles it deemed necessary to ensure continuation of an “open” Internet that is not unduly restricted by network “gatekeepers.”  In August 2008, the FCC issued an order concerning one Internet network management practice in use by another cable operator, effectively treating the four principles as rules and ordering a change in network management practices. On April 6, 2010, the United States Court of Appeals for the D.C. Circuit concluded that the FCC lacked jurisdictional authority and vacated the FCC’s 2008 order. On December 21, 2010, the FCC responded by enacting new “net neutrality” rules based on three core principles of: (1) transparency, (2) no blocking, and (3) no unreasonable discrimination. The “transparency” rule requires broadband Internet access providers to disclose applicable terms, performance, and network management practices to consumers and third party users. The “no blocking” rule restricts Internet access providers from blocking lawful content, applications, services, or devices. The “no unreasonable discrimination” rule prohibits Internet access providers from engaging in unreasonable discrimination in transmitting lawful traffic. The new rules will permit broadband service providers to exercise “reasonable network management” for legitimate management purposes, such as management of congestion, harmful traffic, and network security. The rules will also permit usage-based billing, and permit broadband service providers to offer additional specialized services such as facilities-based IP voice services, without being subject to restrictions on discrimination. These rules do not become effective until 60 days following the announcement in the Federal Register of the Office of Management and Budget’s decision regarding the information collection requirements associated with the new rules which has not yet occurred.  When they become effective, the FCC will enforce these rules based on case-by-case complaints. Although the new rules encompass both wireline providers (like us) and wireless providers, the rules are less stringent with regard to wireless providers. The FCC premised the new “net neutrality” rules on its Title I and ancillary jurisdiction, and that jurisdictional authority already has been challenged in court. A legislative review is also possible. The FCC’s new rules, if they withstand such challenges, as well as any additional legislation or regulation, could impose new obligations and restraints on high-speed Internet providers. Any such rules or statutes could limit our ability to manage our cable systems to obtain value for use of our cable systems and respond to operational and competitive challenges.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage.  We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals; local public, educational and government access (“PEG”) programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system).  The FCC adopted a plan in 2007 addressing the cable industry’s broadcast carriage obligations once the broadcast industry migration from analog to digital transmission is completed, which occurred in June 2009.  Under the FCC’s plan, most cable systems are required to offer both an analog and digital version of local broadcast signals.  This burden could increase further if we are required to carry multiple programming streams included within a single digital broadcast transmission (multicast carriage) or if our broadcast carriage obligations are otherwise expanded.  At the same time, the cost that cable operators face to secure retransmission consent for the carriage of popular broadcast stations is increasing significantly. The FCC also adopted new commercial leased access rules (currently stayed while under appeal) which dramatically reduce the rate we can charge for leasing this capacity and dramatically increase our associated administrative burdens.  These regulatory changes could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that would maximize our revenue potential.  It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer voice communications services over our broadband network and continue to develop and deploy VoIP services.  The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation.  The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain additional authorizations.  We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us.  The FCC has extended certain traditional telecommunications carrier requirements, such as E911, Universal Service fund collection, CALEA, Customer Proprietary Network Information, number porting and telephone relay requirements to many VoIP providers such as us.  Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers.  If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal physical assets consist of cable distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems, and customer premise equipment for each of our cable systems.

Our cable plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches.  We own or lease real property for signal reception sites, and own our service vehicles.

Our subsidiaries generally lease space for business offices. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located.  Charter Holdco owns the land and building for our principal executive office.

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

Rembrandt Patent Litigation.  On June 6, 2006, Rembrandt Technologies, LP sued Charter and several other cable companies in the U.S. District Court for the Eastern District of Texas, alleging that each defendant's high-speed data service infringes three patents owned by Rembrandt and that Charter's receipt and retransmission of Advanced Television Systems Committee digital terrestrial broadcast signals infringes a fourth patent owned by Rembrandt (Rembrandt I).  On November 30, 2006, Rembrandt Technologies, LP again filed suit against Charter and another cable company in the U.S. District Court for the Eastern District of Texas, alleging patent infringement of an additional five patents allegedly related to high-speed Internet over cable (Rembrandt II).  Charter has denied all of Rembrandt’s allegations. On June 18, 2007, the Rembrandt I and Rembrandt II cases were combined in a multi-district litigation proceeding in the U.S. District Court for the District of Delaware. On November 21, 2007, certain vendors of the equipment that is the subject of Rembrandt I and Rembrandt II cases filed an action against Rembrandt in U.S. District Court for the District of Delaware seeking a declaration of non-infringement and invalidity on all but one of the patents at issue in those cases.  On January 16, 2008 Rembrandt filed an answer in that case and a third party counterclaim against Charter and the other MSOs for infringement of all but one of the patents already at issue in Rembrandt I and Rembrandt II cases.  On February 7, 2008, Charter filed an answer to Rembrandt’s counterclaims and added a counter-counterclaim against Rembrandt for a declaration of noninfringement on the remaining patent.  On October 28, 2009, Rembrandt filed a Supplemental Covenant Not to Sue promising not to sue Charter and the other defendants on eight of the contested patents.  One patent remains in litigation, and Charter is vigorously contesting Rembrandt's claims regarding it.

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

In the event that a court ultimately determines that we infringe on any intellectual property rights, we may be subject to substantial damages and/or an injunction that could require us or our vendors to modify certain products and services we offer to our subscribers, as well as negotiate royalty or license agreements with respect to the patents at issue.  While we believe the lawsuits are without merit and intend to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to our consolidated financial condition, results of operations, or liquidity.

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

Charter Operating amended its senior secured credit facilities effective March 31, 2010. In connection with the closing of these amendments, each of Bank of America, N.A. and JPMorgan, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss the pending appeal of our Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to our Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York.  The lenders filed their Stipulation of that dismissal and waiver of objections and it was signed by the judge on April 1, 2010 and the case dismissed.  On December 3, 2009, Wilmington Trust withdrew its notice of appeal.  On April 14, 2010, Wells Fargo filed their Stipulation of Dismissal of their appeal on behalf of the lenders under the CCO Holdings credit facility.  This Stipulation was signed by the judge on April 19, 2010 and the case dismissed. The remaining appeals by Law Debenture Trust, R2 Investments and the securities plaintiffs have been briefed but have not been argued to, or ruled upon by the District Court for the Southern District of New York. We cannot predict the ultimate outcome of the appeals.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(A)  Market Information

Charter’s Class A common stock is listed on the NASDAQ Global Select Market under the symbol “CHTR.”

Prior to April 6, 2009, Predecessor common stock traded on the NASDAQ Global Select Market. From April 7, 2009 through the Effective Date, shares of common stock of Predecessor traded on the OTC Bulletin Board or in the “Pink Sheets.” On the Effective Date, all of the outstanding common stock and all other outstanding equity securities of Predecessor were cancelled pursuant to the terms of the Plan. The Successor’s common stock was quoted on the OTC Bulletin Board from the Effective Date until the stock was listed on the NASDAQ Global Select Market on September 14, 2010.

The following table sets forth, for the periods indicated, the range of high and low last reported sale price per share of Predecessor’s Class A common stock through April 6, 2009, and from April 7 through November 30, 2009, the range of high and low last reported bid price per share, and Charter’s Class A common stock after its emergence from bankruptcy from December 1, 2009 to September 13, 2010 on the OTC Bulletin Board or in the “Pink Sheets,” and from September 14, 2010 to December 31, 2010 on the NASDAQ Global Select Market.  There was no established trading market for Charter’s Class B common stock prior to its conversion on January 18, 2011.

Class A Common Stock

	High	Low
Predecessor
2009
First quarter	$0.22	$0.02
Second quarter	$0.05	$0.02
Third quarter	$0.04	$0.01
Fourth quarter (through November 30, 2009)	$0.03	$0.01

Successor
2009
Fourth quarter (December 1, 2009 to December 31, 2009)	$36.50	$33.00

2010
First quarter	$35.00	$29.50
Second quarter	$39.75	$33.75
Third quarter	$36.50	$32.50
Fourth quarter	$38.94	$32.00

(B)  Holders

As of January 31, 2011, there were approximately 1,356 holders of record of Charter’s Class A common stock.

(C)  Dividends

Predecessor and Charter have not paid stock or cash dividends on any of its common stock.

Charter would be dependent on distributions from Charter Holdco if Charter were to make any dividends.  Charter Holdco may make pro rata distributions to all holders of its common membership units, including Charter.  Covenants in the indentures and credit agreements governing the debt obligations of CCH II, LLC (“CCH II”) and its subsidiaries restrict their ability to make distributions to us, and accordingly, limit our ability to declare or pay cash dividends.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Future cash dividends, if any, will be at the discretion of Charter’s board of directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as Charter’s board of directors may deem relevant.

(D)  Securities Authorized for Issuance Under Equity Compensation Plans

All shares issued or granted by Predecessor and not yet vested were cancelled on November 30, 2009 along with the 2001 Stock Incentive Plan.  The 2009 Stock Incentive Plan was adopted by Charter’s board of directors.

The following information is provided as of December 31, 2010 with respect to equity compensation plans:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	for Future Issuance
	Options, Warrants	Outstanding Options,	Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	13,797,026	$ 36.90	4,817,818
Equity compensation plans not approved by security holders	-- (1)	$ --	-- (1)

TOTAL	13,797,026 (1)	$ 36.90	4,817,818(1)

(1)	This total does not include 1,081,108 shares issued pursuant to restricted stock grants made under our 2009 Stock Incentive Plan, which are subject to vesting based on continued employment.

For information regarding securities issued under our equity compensation plans, see Note 17 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(E)  Performance Graph

The graph below shows the cumulative total return on Charter’s Class A common stock for the period from December 2, 2009 through December 31, 2010, in comparison to the cumulative total return on Standard & Poor’s 500 Index and a peer group consisting of the national cable operators that are most comparable to us in terms of size and nature of operations. The Company’s peer group consists of Cablevision Systems Corporation, Comcast Corporation, Mediacom Communications Corp., and Time Warner Cable, Inc.  The results shown assume that $100 was invested on December 2, 2009 in Charter and peer group stock or on November 30, 2009 for the S&P 500 index and that all dividends were reinvested. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of Charter’s Class A common stock.

(F)  Recent Sales of Unregistered Securities

During 2010, there were no unregistered sales of securities of the registrant other than those previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

(G)  Purchases of Equity Securities by the Issuer

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2010	0	0	N/A	N/A
November 1-30, 2010	176,475 (1)	$33.68	N/A	N/A
December 1-31, 2010	0	0	N/A	N/A

(1) On November 30, 2010, 527,468 restricted shares of Charter’s Class A common stock, which had been granted in 2009 to employees under Charter’s 2009 Stock Incentive Plan, vested.  The grantees of the shares were given the option of having Charter withhold an amount of shares sufficient to cover the taxes due by the grantees upon the vesting of the shares.  As a result, Charter withheld 176,475 restricted shares, valued at $33.68, the average of the high and low share price on November 30, 2010 on the NASDAQ Global Select Market, to cover the taxes of the participants.  We do not have a publicly announced plan or program to purchase shares of Charter’s Class A common stock.

Item 6.  Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions, except share data):

	Successor		Predecessor
	Year Ended	One Month Ended	Eleven Months Ended
	December 31,	December 31,	November 30,	For the Years Ended December 31,
	2010	2009	2009	2008 (a)	2007 (a)	2006 (a)

Statement of Operations Data:
Revenues	$7,059	$572	$6,183	$6,479	$6,002	$5,504
Operating income (loss) from continuing operations	$1,024	$84	$(1,063)	$(614)	$548	$367
Interest expense, net	$(877)	$(68)	$(1,020)	$(1,905)	$(1,861)	$(1,901)
Income (loss) from continuing operations before income taxes	$58	$10	$9,748	$(2,550)	$(1,318)	$(1,479)
Net income (loss) – Charter shareholders	$(237)	$2	$11,364	$(2,451)	$(1,534)	$(1,454)
Basic earnings (loss) from continuing operations per common share	$(2.09)	$0.02	$30.00	$(6.56)	$(4.17)	$(5.03)
Diluted earnings (loss) from continuing operations per common share	$(2.09)	$0.02	$12.61	$(6.56)	$(4.17)	$(5.03)
Basic earnings (loss) per common share	$(2.09)	$0.02	$30.00	$(6.56)	$(4.17)	$(4.38)
Diluted earnings (loss) per common share	$(2.09)	$0.02	$12.61	$(6.56)	$(4.17)	$(4.38)
Weighted-average shares outstanding, basic	113,138,461	112,078,089	378,784,231	373,464,920	368,240,608	331,941,788
Weighted-average shares outstanding, diluted	113,138,461	114,346,861	902,067,116	373,464,920	368,240,608	331,941,788

Balance Sheet Data (end of period):
Investment in cable properties	$15,027	$15,391		$12,448	$14,123	$14,505
Total assets	$15,707	$16,658		$13,882	$14,666	$15,100
Total debt (including debt subject to compromise)	$12,306	$13,322		$21,666	$19,903	$18,962
Note payable – related party	$--	$--		$75	$65	$57
Temporary equity (b)	$--	$--		$241	$215	$198
Noncontrolling interest (c)	$--	$2		$--	$--	$--
Charter shareholders’ equity (deficit)	$1,478	$1,916		$(10,506)	$(7,887)	$(6,119)

Other Financial Data:
Ratio of earnings to fixed charges (d)	1.07	1.14	8.41	N/A	N/A	N/A
Deficiency of earnings to cover fixed Charges (d)	N/A	N/A	N/A	$2,550	$1,318	$1,241

(a)	Years ended December 31, 2008, 2007 and 2006 have been restated to reflect the retrospective application of accounting guidance for convertible debt with cash settlement features.

(b)
Prior to November 30, 2009, temporary equity represented nonvested shares of restricted stock and performance shares issued to employees and Mr. Allen’s previous 5.6% preferred membership interests in our indirect subsidiary, CC VIII. Mr. Allen’s CC VIII interest was classified as temporary equity as a result of Mr. Allen’s previous ability to put his interest to the Company upon a change in control. Mr. Allen has subsequently transferred his CC VIII interest to Charter pursuant to the Plan.

(c)
Noncontrolling interest, as of December 31, 2009, represents the fair value of Mr. Allen’s previous 0.19% interest of Charter Holdco on the Effective Date plus the allocation of income for the month ended December 31, 2009.  On February 8, 2010, Mr. Allen exercised his remaining right to exchange Charter Holdco units for shares of Charter Class A common stock after which Charter Holdco became 100% owned by Charter.

(d)	Earnings include income (loss) before noncontrolling interest and income taxes plus fixed charges. Fixed charges consist of interest expense and an estimated interest component of rent expense.

Comparability of the above information from year to year is affected by acquisitions and dispositions completed by us.  In addition, upon our emergence from bankruptcy, we adopted fresh start accounting. This resulted in us becoming a new entity on December 1, 2009, with a new capital structure, a new accounting basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses. Accordingly, the consolidated financial statements on or after December 1, 2009 are not comparable to the consolidated financial statements prior to that date. The financial statements for the periods ended prior to November 30, 2009 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Part I. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto of Charter Communications, Inc. and subsidiaries included in “Item 8. Financial Statements and Supplementary Data.”

Upon our emergence from bankruptcy on November 30, 2009, we adopted fresh start accounting. In accordance with accounting principles generally accepted in the United States (“GAAP”), the accompanying consolidated statements of operations and cash flows contained in “Item 8. Financial Statements and Supplementary Data” present the results of operations and the sources and uses of cash for (i) the eleven months ended November 30, 2009 of the Predecessor and (ii) the one month ended December 31, 2009 of the Successor. However, for purposes of management’s discussion and analysis of the results of operations and the sources and uses of cash in this Form 10-K, we have combined the results of operations for the Predecessor and the Successor for 2009. The results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the emergence from bankruptcy. This combined presentation is being made solely to explain the changes in results of operations for the periods presented in the financial statements. We also compare the combined results of operations and the sources and uses of cash for the twelve months ended December 31, 2009 with the corresponding periods in 2010 and 2008.

We believe the combined results of operations for the twelve months ended December 31, 2009 provide management and investors with a more meaningful perspective on our ongoing financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner.

Overview

We are a cable operator providing services in the United States with approximately 5.1 million customers at December 31, 2010.  We offer our customers video services, high-speed Internet access, and telephone services, as well as advanced video services (such as OnDemand, high definition television service and DVR).  We also provide advertising and backhaul services.  See "Part I. Item 1. Business — Products and Services" for further description of these services, including "customers."

For the years ended December 31, 2010, 2009 and 2008, adjusted earnings (loss) before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $2.6 billion, $2.5 billion, and $2.3 billion, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased as a result of continued growth in high-speed Internet and telephone customers combined with growth in our commercial services and advertising sales businesses.  For the years ended December 31, 2010, our income from operations was $1.0 billion and for the years ended 2009 and 2008, our loss from operations was $979 million and $614 million, respectively.  Our income from operations for the year ended December 31, 2010 compared to the loss from operations for the years ended December 31, 2009 and 2008 is primarily due to impairment of franchises incurred during 2009 and 2008 that did not recur in 2010.

We believe that continued competition and the weakened economic conditions in the United States, including the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services. In addition, we believe these factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business.  These conditions have affected our net customer additions and revenue growth during 2009 and 2010, especially with our basic video customers, and contributed to the franchise impairment charge incurred in 2009.  In 2009 and

2010, we experienced a reduction in total customers of approximately 112,300 and 129,000, respectively.  If these conditions do not improve, we believe the growth of our business and results of operations will be further adversely affected which may contribute to future impairments of our franchises and goodwill.

Our most significant competitors are DBS providers and certain telephone companies that offer services that provide features and functions similar to our video, high-speed Internet, and telephone services, including in some cases wireless services and they also offer these services in bundles similar to ours.  See “Business — Competition.”  In the recent past, we have grown revenues by offsetting basic video customer losses with price increases and sales of incremental services such as high-speed Internet, OnDemand, DVR, high definition television, and telephone.  We expect to continue to grow revenues in this manner and in addition, we expect to increase revenues by expanding the sales of our services to our commercial customers.  However, we cannot assure you that we will be able to grow revenues at recent historical rates.  Our business plans include goals for increasing the number of customers which contribute to recurring revenue and the opportunity to sell additional services to existing customers.  In 2011, we may continue to experience challenges in increasing, or we may continue to lose, customers.

Approximately 87% and 84% of our revenues for the years ended December 31, 2010 and 2009, respectively, are attributable to monthly subscription fees charged to customers for our video, high-speed Internet, telephone, and commercial services provided by our cable systems.  Generally, these customer subscriptions may be discontinued by the customer at any time.  The remaining 13% and 16% of revenue for fiscal years 2010 and 2009, respectively, is derived primarily from advertising revenues, franchise fee revenues (which are collected by us but then paid to local franchising authorities), pay-per-view and OnDemand programming, installation or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services.

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

In prior years and continuing through 2010, we sold several cable systems to divest geographically non-strategic assets and allow for more efficient operations.  In 2008, 2009, and 2010, we closed the sale of certain cable systems representing a total of approximately 14,100, 12,400 and 76,700 basic video customers, respectively.  As a result of these sales we have improved our geographic footprint by reducing our number of headends, increasing the number of customers per headend, and reducing the number of states in which the majority of our customers reside.

Critical Accounting Policies and Estimates

Certain of our accounting policies require our management to make difficult, subjective or complex judgments. Management has discussed these policies with the Audit Committee of Charter’s board of directors, and the Audit Committee has reviewed the following disclosure.  We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements, and the uncertainties that could affect our results of operations, financial condition and cash flows:

•	Property, plant and equipment
•	Capitalization of labor and overhead costs
•	Impairment
•	Useful lives of property, plant and equipment

•	Intangible assets
•	Impairment of franchises
•	Impairment and amortization of customer relationships
•	Impairment of goodwill
•	Impairment of trademarks
•	Income taxes
•	Litigation
•	Programming agreements

In addition, there are other items within our financial statements that require estimates or judgment that are not deemed critical, such as the allowance for doubtful accounts and valuations of our derivative instruments, if any, but changes in estimates or judgment in these other items could also have a material impact on our financial statements.

Property, plant and equipment

The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, rebuilding, and upgrading our cable network.  As of December 31, 2010 and 2009, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $6.8 billion (representing 43% of total assets) and $6.8 billion (representing 41% of total assets), respectively.  Total capital expenditures for the years ended December 31, 2010, 2009, and 2008 were approximately $1.2 billion, $1.1 billion, and $1.2 billion, respectively.

Effective December 1, 2009, we applied fresh start accounting resulting in an approximately $2.0 billion increase to total property, plant and equipment.  The cost approach was the primary method used to establish fair value for our property, plant and equipment in connection with the application of fresh start accounting.  The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of all forms of depreciation as of the appraisal date.

Capitalization of labor and overhead costs.  Costs associated with network construction, initial customer installations (including initial installations of new or additional advanced video services), installation refurbishments, and the addition of network equipment necessary to provide new or advanced video services, are capitalized.  While our capitalization is based on specific activities, once capitalized, we track these costs by fixed asset category at the cable system level, and not on a specific asset basis.  For assets that are sold or retired, we remove the estimated applicable cost and accumulated depreciation.  Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs.  These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service, and consist of compensation and overhead costs associated with these support functions.  The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred.  As our service offerings mature and our reconnect activity increases, our capitalizable installations will continue to decrease and therefore our operating expenses will increase.  Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement, including replacement of certain components, and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

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

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future.  We monitor the appropriateness of our capitalization policies, and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies.  We capitalized internal direct labor and overhead of $205 million, $199 million and $199 million, respectively, for the years ended December 31, 2010, 2009, and 2008.

Impairment.  We evaluate the recoverability of our property, plant and equipment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable.  Such events or changes in circumstances could include such factors as the impairment of our indefinite life franchises, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions, or a deterioration of current or expected future operating results.  A long-lived asset is deemed impaired when the carrying amount of the asset exceeds the projected undiscounted future cash flows associated with the asset.  No impairments of long-lived assets to be held and used were recorded in the years ended December 31, 2010, 2009, and 2008.

Useful lives of property, plant and equipment.  We evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, based on annual analyses of such useful lives, and revise such lives to the extent warranted by changing facts and circumstances.  Any changes in estimated useful lives as a result of these analyses are reflected prospectively beginning in the period in which the study is completed.  Our analysis of useful lives in 2010 did not indicate a change in useful lives.  The effect of a one-year decrease in the weighted average remaining useful life of our property, plant and equipment as of December 31, 2010 would be an increase in annual depreciation expense of approximately $225 million.  The effect of a one-year increase in the weighted average remaining useful life of our property, plant and equipment as of December 31, 2010 would be a decrease in annual depreciation expense of approximately $208 million.

Depreciation expense related to property, plant and equipment totaled $1.2 billion for the year ended December 31, 2010 and $1.3 billion for each of the years ended December 31, 2009 and 2008, representing approximately 20%, 17% and 18% of costs and expenses, respectively.  Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as listed below:

Cable distribution systems	7-20 years
Customer equipment and installations	4-8 years
Vehicles and equipment	1-6 years
Buildings and leasehold improvements	15-40 years
Furniture, fixtures and equipment	6-10 years

Intangible assets

In connection with the application of fresh start accounting, franchises and customer relationships were valued using an income approach and were valued at $5.3 billion and $2.4 billion, respectively, as of December 1, 2009.  The relief from royalty method was used to value trademarks at $158 million as of December 1, 2009.  The fresh start adjustments also resulted in the recording of goodwill of $951 million.  See discussion below for a description of the methods used to value intangible assets.

Impairment of franchises. The net carrying value of franchises as of December 31, 2010 and 2009 was approximately $5.3 billion (representing 33% of total assets) and $5.3 billion (representing 32% of total assets), respectively.  Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas.  For valuation purposes, they are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services, such as Internet and telephone, to potential customers (service marketing rights).

Franchise intangible assets that meet specified indefinite life criteria must be tested for impairment annually, or more frequently as warranted by events or changes in circumstances.  In determining whether our franchises have an indefinite life, we considered the likelihood of franchise renewals, the expected costs of franchise renewals, and the technological state of the associated cable systems, with a view to whether or not we are in compliance with any technology upgrading requirements specified in a franchise agreement.  We have concluded that as of December 31, 2010 and 2009 all of our franchises qualify for indefinite life treatment.

The fair value of franchises for impairment testing is determined based on estimated discrete discounted future cash flows using assumptions consistent with internal forecasts.  The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated customer churn), and the new services added to those customers in future periods.  The sum of the present value of the franchises' after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchises. Franchises are expected to generate cash flows indefinitely and are tested for impairment annually, or more frequently as warranted by events or changes in circumstances.  Franchises are aggregated into essentially inseparable units of accounting to conduct the valuations.  The units of accounting generally represent geographical clustering of our cable systems into groups by which such systems are managed.  Management believes such grouping represents the highest and best use of those assets.

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

The franchise valuation completed for the year ended December 31, 2010 showed franchise values in excess of book values and thus resulted in no impairment.  We recorded non-cash franchise impairment charges of $2.2 billion and $1.5 billion for the years ended December 31, 2009 and 2008, respectively.  The impairment charges recorded in 2009 and 2008 were primarily the result of the impact of the economic downturn along with increased competition.  The valuations used in our impairment assessments involve numerous assumptions as noted above. While economic conditions applicable at the time of the valuations indicate the combination of assumptions utilized in the valuations are reasonable, as market conditions change so will the assumptions, with a resulting impact on the valuations and consequently the potential impairment charge.  At December 31, 2010, a 20% decline in the estimated fair value of our franchise assets in each of our units of accounting would have resulted in an aggregate impairment charge of approximately $49 million in three of our units of accounting.  Management has no reason to believe that any one unit of accounting is more likely than any other to incur impairments of its intangible assets.

Impairment and amortization of customer relationships. The net carrying value of customer relationships as of December 31, 2010 and 2009 was approximately $2.0 billion (representing 13% of total assets) and $2.3 billion (representing 14% of total assets), respectively.  Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting the discrete future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers.  The present value of these after-tax cash flows yields the fair value of the customer relationships.  The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment.

We evaluate the recoverability of customer relationships upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. Customer relationships are deemed impaired when the carrying value exceeds the projected undiscounted future cash flows associated with the customer relationships. No impairment of customer relationships was recorded in the years ended December 31, 2010, 2009 or 2008.

Customer relationships are amortized on an accelerated method over useful lives of 11-15 years based on the period over which current customers are expected to generate cash flows. Amortization expense related to customer relationships for the years ended December 31, 2010, 2009, and 2008 was approximately $331 million, $29 million, and $1 million, respectively.

Impairment of goodwill. The net carrying value of goodwill as of December 31, 2010 and 2009 was approximately $951 million (representing 6% of total assets). Goodwill was recorded in 2009 as the excess of reorganization value on the Effective Date over amounts assigned to the other assets.

Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances. The first step involves a comparison of the estimated fair value of each of our reporting units to its carrying amount.  If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the goodwill impairment is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed, and a comparison of the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment, if any. Reporting units are consistent with the units of accounting used for franchise impairment testing. Likewise the fair values of the reporting units are determined using a consistent income approach model as that used for franchise impairment testing. Our 2010, 2009, and 2008 impairment analyses did not result in any goodwill impairment charges.  At December 31, 2010 a 10% decline in the fair value of each of our reporting units would have resulted in $5 million of impairment in one reporting unit and a 20% decline would have resulted in $29 million of aggregate impairment in two of our reporting units.

Impairment of trademarks. The net carrying value of trademarks as of December 31, 2010 and 2009 was approximately $158 million (representing 1% of total assets).  Trademarks are tested annually for impairment, or more frequently as warranted by events or changes in circumstances. The fair value of trademarks is determined using the relief-from-royalty method which applies a fair royalty rate to estimated revenue.  Royalty rates are estimated based on a review of market royalty rates in the communications and entertainment industries.  As we expect to continue to use each trade name indefinitely, trademarks have been assigned an indefinite life and are tested annually for impairment. The valuation in 2010 showed trademark values in excess of book value, and thus resulted in no impairment.

Income taxes

All of Charter’s operations are held through Charter Holdco and its direct and indirect subsidiaries.  Charter Holdco and the majority of its subsidiaries are generally limited liability companies that are not subject to income tax.  However, certain of these limited liability companies are subject to state income tax.  In addition, the indirect subsidiaries that are corporations are subject to federal and state income tax.  All of the remaining taxable income, gains, losses, deductions and credits of Charter Holdco pass through to Charter.

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

On December 28, 2009, CII exercised its right, under the Exchange Agreement with Charter, to exchange 81% of its common membership interest in Charter Holdco for $1,000 in cash and 907,698 shares of Charter’s Class A common stock in a fully taxable transaction.  As a result of this transaction, Charter’s deferred tax liability increased by $100 million.  Charter also received a step-up in tax basis in Charter Holdco’s assets, under section 743 of the Code, relative to the interest in Charter Holdco it acquired from CII.  Based upon the taxable exchange which occurred on December 28, 2009, CII fulfilled the conditions necessary to allow it to elect a tax-free transaction at any time during the remaining term of the Exchange Agreement.  On February 8, 2010, the remaining interest was exchanged after which Charter Holdco became 100% owned by Charter.  As a result, during 2010, Charter’s deferred tax liabilities were increased by approximately $99 million. The $99 million is the result of an overall increase in the gross deferred tax liability of $221 million and a corresponding reduction of valuation allowance of $122 million. The combined net effects of this transaction were recorded in the financial statements as a $168 million reduction of additional paid-in capital and a $69 million reduction of income tax expense for the year ended December 31, 2010.

As of December 31, 2010, Charter and its indirect corporate subsidiaries had approximately $6.9 billion of federal tax net operating and capital loss carryforwards, resulting in a gross deferred tax asset of approximately $2.4 billion, expiring in the years 2014 through 2030.  These losses arose from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2010, Charter and its indirect corporate subsidiaries had state tax net operating and capital loss carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $228 million, generally expiring in years 2011 through 2030.  Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.  Such tax loss carryforwards can accumulate and be used to offset Charter’s future taxable income.

The consummation of the Plan generated an “ownership change” as defined in Section 382 of the Code.  As a result, Charter is subject to limitation on the use of a majority of its tax loss carryforwards.  Further, Charter’s net operating loss carryforwards have been reduced by the amount of the cancellation of debt income resulting from the Plan that was allocable to Charter.  The limitation on Charter’s ability to use its tax loss carryforwards, in conjunction with the loss expiration provisions, could reduce its ability to use a portion of Charter’s tax loss carryforwards to offset future taxable income.

As of December 31, 2010, $1.3 billion of federal tax loss carryforwards are unrestricted and available for Charter’s immediate use, while approximately $5.6 billion of federal tax loss carryforwards are still subject to Section 382 restrictions.  Pursuant to these restrictions, an aggregate of $2.1 billion, in varying amounts from 2011 to 2014, and an additional $176 million annually over each of the next 18 years of federal tax loss carryforwards, should become unrestricted and available for Charter’s use.  Both Charter’s indirect corporate subsidiary and state tax loss carryforwards are subject to similar but varying restrictions.

In addition to its tax loss carryforward attributes, Charter also has $4.9 billion of tax basis in intangible assets and $4.9 billion of tax basis in property, plant and equipment as of December 31, 2010.  The tax basis in these assets is not subject to Section 382 limitations and therefore the related tax basis amortization and depreciation is available and deductible for tax purposes on an annual basis.

As of December 31, 2010 and 2009, we have recorded net deferred income tax liabilities of $762 million and $306 million, respectively.  As part of our net liability, on December 31, 2010 and 2009, we had deferred tax assets of $3.5 billion and $3.4 billion, respectively, which primarily relate to tax losses allocated to Charter from Charter Holdco.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Due to our history of losses, we were unable to assume future taxable income in our analysis and accordingly valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.  Accordingly, our deferred tax assets have been offset with a corresponding valuation allowance of $2.3 billion and $2.0 billion at December 31, 2010 and 2009, respectively.

In determining our tax provision for financial reporting purposes, Charter establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits.  In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in our financial statements.  The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized when the position is ultimately resolved.  There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained.

Charter adjusts its uncertain tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations.

No tax years for Charter or Charter Holdco are currently under examination by the Internal Revenue Service.  Tax years ending 2007 through 2010 remain subject to examination and assessment.  Years prior to 2007 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

Litigation

Legal contingencies have a high degree of uncertainty.  When a loss from a contingency becomes estimable and probable, a reserve is established.  The reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised as facts and circumstances change.  A reserve is released when a matter is ultimately brought to closure or the statute of limitations lapses.  We have established reserves for certain matters.  Although certain matters are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations or liquidity, such matters could have, in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Programming Agreements

We exercise significant judgment in estimating programming expense associated with certain video programming contracts. Our policy is to record video programming costs based on our contractual agreements with our programming vendors, which are generally multi-year agreements that provide for us to make payments to the programming vendors at agreed upon market rates based on the number of customers to which we provide the programming service. If a programming contract expires prior to the parties' entry into a new agreement and we continue to distribute the service, we estimate the programming costs during the period there is no contract in place. In doing so, we consider the previous contractual rates, inflation and the status of the negotiations in determining our estimates.  When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. We also make estimates in the recognition of programming expense related to other items, such as the accounting for free periods and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions.

Significant judgment is also involved when we enter into agreements that result in us receiving cash consideration from the programming vendor, usually in the form of advertising sales, channel positioning fees, launch support or marketing support. In these situations, we must determine based upon facts and circumstances if such cash consideration should be recorded as revenue, a reduction in programming expense or a reduction in another expense category (e.g., marketing).

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Successor		Combined		Predecessor
	2010		2009		2008

Revenues	$7,059	100%	$6,755	100%	$6,479	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	3,064	43%	2,909	43%	2,807	43%
Selling, general and administrative	1,422	20%	1,380	20%	1,386	21%
Depreciation and amortization	1,524	22%	1,316	20%	1,310	20%
Impairment of franchises	--	--	2,163	32%	1,521	24%
Other operating (income) expenses, net	25	--	(34)	(1%)	69	1%

	6,035	85%	7,734	114%	7,093	109%

Income (loss) from operations	1,024	15%	(979)	(14%)	(614)	(9%)

Interest expense, net (excluding unrecorded interest expense of $558 for year ended December 31, 2009)	(877)		(1,088)		(1,905)
Gain due to Plan effects	--		6,818		--
Gain due to fresh start accounting adjustments	--		5,659		--
Reorganization items, net	(6)		(647)		--
Gain (loss) on extinguishment of debt	(85)		--		4
Change in value of derivatives	--		(4)		(29)
Other income (expense), net	2		(1)		(6)

Income (loss) before income taxes	58		9,758		(2,550)

Income tax benefit (expense)	(295)		343		103

Consolidated net income (loss)	(237)		10,101		(2,447)

Less: Net (income) loss – noncontrolling interest	--		1,265		(4)

Net income (loss) – Charter shareholders	$(237)		$11,366		$(2,451)

Revenues.  Average monthly revenue per basic video customer, measured on an annual basis, has increased from $105 in 2008 to $114 in 2009 and $126 in 2010.  Average monthly revenue per video customer represents total annual revenue, divided by twelve, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of residential and commercial telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from premium, DVR, and high-definition television services, offset by a decrease in basic video customers.  Asset sales, net of acquisitions, in 2008, 2009 and 2010 reduced the increase in revenues in 2010 as compared to 2009 by approximately $19 million and 2009 as compared to 2008 by approximately $17 million.

Revenues by service offering were as follows (dollars in millions):

	Successor		Combined		Predecessor
	2010		2009		2008		2010 over 2009		2009 over 2008
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change	Change	% Change

Video	$3,689	52%	$3,686	54%	$3,692	57%	$3	--	$(6)	--
High-speed Internet	1,606	23%	1,476	22%	1,356	21%	130	9%	120	9%
Telephone	823	12%	750	11%	583	9%	73	10%	167	29%
Commercial	494	7%	446	7%	392	6%	48	11%	54	14%
Advertising sales	291	4%	249	4%	308	5%	42	17%	(59)	(19%)
Other	156	2%	148	2%	148	2%	8	5%	--	--

	$7,059	100%	$6,755	100%	$6,479	100%	$304	5%	$276	4%

Certain prior year amounts have been reclassified to conform with the 2010 presentation, including the reflection of franchise fees, equipment rental and video customer installation revenue as video revenue, and telephone regulatory fees as telephone revenue, rather than other revenue.

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue.  Basic video customers decreased by 303,600 and 212,400 customers in 2010 and 2009, respectively, of which 76,700 in 2010 and 12,400 in 2009 were related to asset sales, net of acquisitions.  Digital video customers increased by 145,100 and 84,700 customers in 2010 and 2009, respectively.  The increase in 2010 and 2009 was reduced by asset sales, net of acquisitions, of 37,400 and 1,200 digital customers, respectively.  The increases in video revenues are attributable to the following (dollars in millions):

	2010 compared to 2009	2009 compared to 2008

Incremental video services and rate adjustments	$57	$57
Increase in digital video customers	62	42
Decrease in basic video customers	(102)	(94)
Asset sales, net of acquisitions	(14)	(11)

	$3	$(6)

Residential high-speed Internet customers grew by 183,800 and 187,100 customers in 2010 and 2009, respectively.  The increase in 2010 was reduced by asset sales, net of acquisitions, of 22,900 high-speed Internet customers and the increase in 2009 included asset acquisitions, net of sales, of 400 high-speed Internet customers.  The increases in high-speed Internet revenues from our residential customers are attributable to the following (dollars in millions):

	2010 compared to 2009	2009 compared to 2008

Increase in residential high-speed Internet customers	$109	$88
Rate adjustments and service upgrades	23	34
Asset sales, net of acquisitions	(2)	(2)

	$130	$120

Residential telephone customers grew by 161,000 and 247,100 customers in 2010 and 2009, respectively. The increase in 2010 was reduced by asset sales, net of acquisitions, of 1,700 telephone customers. The increases in residential telephone revenues from our residential customers is attributable to the following (dollars in millions):

	2010 compared to 2009	2009 compared to 2008

Increase in residential telephone customers	$102	$150
Rate adjustments and service upgrades	(29)	17
Asset sales, net of acquisitions	--	--

	$73	$167

Average monthly revenue per telephone customer decreased during 2010 compared to 2009 due to promotional activity to increase sales of the Charter Bundle®.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increased sales of the Charter Business Bundle® to our small and medium sized business customers and increases in carrier site customers.  The increases in 2010 and 2009 were reduced by approximately $1 million as a result of asset sales.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors.  In 2010, advertising sales revenues increased as a result of increases in all sectors, especially the political and automotive sectors. The increase in 2010 was reduced by approximately $1 million as a result of asset sales.  In 2009, advertising sales revenues decreased primarily as a result of significant decreases in revenues from the political, automotive and retail sectors coupled with a decrease of $2 million related to asset sales.  For the years ended December 31, 2010, 2009, and 2008, we received $46 million, $41 million and $39 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  The increase in 2010 was primarily the result of increases in home shopping, wire maintenance fees and late payment fees reduced by approximately $1 million as a result of asset sales.

Operating expenses.  The increases in our operating expenses are attributable to the following (dollars in millions):

	2010 compared to 2009	2009 compared to 2008

Programming costs	$82	$96
Labor costs	38	26
Franchise and regulatory fees	16	10
Commercial services	10	(1)
Vehicle costs	6	(12)
Ad sales	6	(10)
Other, net	5	--
Asset sales, net of acquisitions	(8)	(7)

	$155	$102

Programming costs were approximately $1.8 billion, $1.7 billion and $1.6 billion, representing 59%, 60% and 59% of total operating expenses for the years ended December 31, 2010, 2009 and 2008, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increases in programming costs are primarily a result of annual contractual rate adjustments, offset in part by asset sales and customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $17 million, $26 million and $33 million in 2010, 2009 and 2008, respectively.  We expect programming expenses to continue to increase, and at a higher rate than in 2010, due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Service labor increased as a result of increases in service calls resulting from  our strategic bandwidth initiatives and commercial services expenses increased as a result of growth in our commercial business.  Our strategic bandwidth initiatives will continue in 2011 and while our service labor expenses stabilized in the fourth quarter of 2010, there can be no assurance that they will not increase in 2011.

Selling, general and administrative expenses. The increases (decreases) in selling, general and administrative expenses are attributable to the following (dollars in millions):

	2010 compared to 2009	2009 compared to 2008

Commercial services	$22	$7
Marketing costs	15	5
Bad debt and collection costs	3	9
Customer care	3	(4)
Employee costs	2	(7)
Stock compensation	(1)	(6)
Other, net	3	(6)
Asset sales, net of acquisitions	(5)	(4)

	$42	$(6)

Depreciation and amortization. Depreciation and amortization expense increased by $208 million and $6 million in 2010 and 2009, respectively.  The increases were primarily the result of increased amortization associated with the increase in customer relationships as a part of applying fresh start accounting offset by asset sales.

Impairment of franchises. We recorded impairment of $2.2 billion and $1.5 billion for the years ended December 31, 2009 and 2008, respectively. The impairments recorded in 2009 and 2008 were a result of the continued economic pressure on our customers from the economic downturn along with increased competition and the related impact to our projected future growth rates.  The valuation completed in 2010 showed franchise values in excess of book value, and thus resulted in no impairment.

Other operating (income) expenses, net.  The changes in other operating (income) expenses, net are attributable to the following (dollars in millions):

	2010 compared to 2009	2009 compared to 2008

Increases (decreases) in losses on sales of assets	$2	$(6)
Increases (decreases) in special charges, net	57	(97)

	$59	$(103)

The change in special charges in 2010 and 2009, as compared to prior periods, is a result of amounts paid or net amounts received in litigation settlements. For more information, see Note 14 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Interest expense, net.  Net interest expense decreased by $211 million in 2010 from 2009 and $817 million in 2009 from 2008.  Net interest expense decreased in 2010 compared to 2009 primarily as a result of a decrease in average debt outstanding as a result of the completion of our reorganization under Chapter 11 of the Bankruptcy Code and the related reduction of $8 billion principal amount of debt.  Because we filed for Chapter 11 bankruptcy on March 27, 2009, we no longer accrued interest on debt subject to compromise effective March 27, 2009, except on CCH II debt, as we intended to pay the interest under the Plan.  As such, interest expense for 2009 decreased as compared to 2008. The amount of contractual interest expense not recorded for the year ended December 31, 2009 was approximately $558 million.

Gain due to Plan effects.  Gain due to Plan effects represents the net gains recorded as a result of implementing the Plan including the impact of eliminating $8 billion in debt.  For more information, see Note 23 to the accompanying condensed consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Gain due to fresh start accounting adjustments.  Upon our emergence from bankruptcy, the Company applied fresh start accounting.  Gain due to fresh start accounting adjustments represents the net gains recognized as a result of adjusting all assets and liabilities to fair value.  For more information, see Note 23 to the accompanying condensed consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Reorganizations items, net.  Reorganization items, net of $6 million and $647 million for the years ended December 31, 2010 and 2009, respectively, represent items of income, expense, gain or loss that we realized or incurred related to our reorganization under Chapter 11 of the Bankruptcy Code.  For more information, see Note 23 to the accompanying condensed consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Gain (loss) on extinguishment of debt. Gain (loss) on extinguishment of debt consists of the following for the years ended December 31, 2010, 2009 and 2008 (dollars in millions):

	Successor	Combined	Predecessor
	2010	2009	2008

Charter Holdings debt notes repurchases / exchanges	$--	$--	$3
Charter convertible note repurchases / exchanges	--	--	5
CCH II tender offer	--	--	(4)
CCO Holdings debt notes repurchases / exchanges	(17)	--	--
Charter Operating debt notes repurchases	(17)	--	--
Charter Operating credit amendment / prepayments	(51)	--	--

	$(85)	$--	$4

For more information, see Notes 7 and 15 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Change in value of derivatives.  Interest rate swaps are held to manage our interest costs and reduce our exposure to increases in floating interest rates.  We expense the change in fair value of derivatives that do not qualify for hedge accounting and cash flow hedge ineffectiveness on interest rate swap agreements.  Upon filing for Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements terminated the underlying contracts and, upon emergence from bankruptcy, received payment for the market value of the interest rate swap agreement as measured on the date the counterparties terminated.  Additionally, certain provisions of our 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes and marked to fair value at the end of each reporting period.  On the Effective Date, the convertible debt was cancelled.  Change in value of derivatives consists of the following for the years ended December 31, 2010, 2009 and 2008 (dollars in millions):

	Successor	Combined	Predecessor
	2010	2009	2008

Interest rate swaps	$--	$(4)	$(62)
Embedded derivatives from convertible senior notes	--	--	33

	$--	$(4)	$(29)

Other income (expense), net.  The changes in other income (expense), net are attributable to the following (dollars in millions):

	2010 compared to 2009	2009 compared to 2008

Increases (decreases) in investment income	$(1)	$2
Change in value of preferred stock	5	(3)
Other, net	(1)	6

	$3	$5

For more information, see Note 16 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Income tax benefit (expense). Income tax expense of $295 million was recognized for the year ended December 31, 2010, primarily through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to $8 million of current federal and state income tax expense. Income tax expense for the year ended December 31, 2010 included $23 million related primarily to changes in estimates on the 2009 tax provision, a $16 million expense related to asset sales occurring in 2010 and a $69 million benefit related to the February 8, 2010 Charter Holdco partnership interest exchange.

Income tax benefit of $343 million for the year ended December 31, 2009 was realized primarily as a result of decreases in certain deferred tax liabilities related to our investment in Charter Holdco and certain of our subsidiaries.  These decreases are primarily attributable to the impairment of franchises and fresh start accounting adjustments for financial statement purposes and not for tax purposes.  It included $8 million of current federal and state income tax expense.

Income tax benefit of $103 million for the year ended December 31, 2008 included $325 million of deferred tax benefit related to the impairment of franchises and $2 million of deferred tax benefit related to asset acquisitions and sales occurring in 2008.  It included $4 million of current federal and state income tax expense.

Net (income) loss – noncontrolling interest.  Noncontrolling interest represented the allocation of income to Mr. Allen’s previous 5.6% membership interests in CC VIII and the allocation of losses to Mr. Allen’s noncontrolling interest in Charter Holdco. Mr. Allen has subsequently transferred his CC VIII interest to Charter on the Effective Date of the Plan. On February 8, 2010, Mr. Allen exercised his remaining right to exchange Charter Holdco units for shares of Charter Class A common stock after which Charter Holdco became 100% owned by Charter. See Notes 9 and 23 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.” The increase in losses allocated is the result of the adoption on January 1, 2009 of new accounting guidance which requires losses to be allocated to noncontrolling interest even when such interest is in a deficit position.

Net income (loss). The impact to net income (loss) as a result of impairment charges, loss on extinguishment of debt, reorganization items and gains due to Plan effects and fresh start accounting, net of tax, was to increase net loss by approximately $91 million in 2010, increase net income by approximately $11.0 billion in 2009 and to increase net loss in 2008 by approximately $1.2 billion.

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

Adjusted EBITDA is defined as consolidated net income (loss) plus net interest expense, income taxes, depreciation and amortization, gains realized due to Plan effects and fresh start accounting adjustments, reorganization items, impairment of franchises, stock compensation expense, change in value of derivatives, gain (loss) on extinguishment of debt and other operating expenses, such as special charges and loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or non-recurring items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. For this reason, it is a significant component of Charter’s annual incentive compensation program. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. Management evaluates these costs through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

We believe that Adjusted EBITDA and free cash flow provide information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). Adjusted EBITDA includes management fee expenses in the amount of $144 million, $136 million and $131 million for the years ended December 31, 2010, 2009 and 2008, respectively, which expense amounts are excluded for the purposes of calculating compliance with leverage covenants.

	Successor	Combined	Predecessor
	2010	2009	2008

Consolidated net income (loss)	$(237)	$10,101	$(2,447)
Plus: Interest expense, net	877	1,088	1,905
Income tax (benefit) expense	295	(343)	(103)
Depreciation and amortization	1,524	1,316	1,310
Impairment of franchises	--	2,163	1,521
Stock compensation expense	26	27	33
(Gain) loss due to bankruptcy related items	6	(11,830)	--
(Gain) loss on extinguishment of debt	85	--	(4)
Other, net	23	(29)	104

Adjusted EBITDA	$2,599	$2,493	$2,319

Net cash flows from operating activities	$1,911	$594	$399
Less: Purchases of property, plant and equipment	(1,209)	(1,134)	(1,202)
Change in accrued expenses related to capital expenditures	8	(10)	(39)

Free cash flow	$710	$(550)	$(842)
Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Debt and Liquidity

Although we reduced our debt by approximately $8 billion on November 30, 2009 pursuant to the Plan, we continue to have significant amounts of debt.  The accreted value of our debt as of December 31, 2010 was $12.3 billion, consisting of $5.9 billion of credit facility debt and $6.4 billion of high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of December 31, 2010, after giving effect to the issuance of the CCO Holdings notes in January 2011 and the application of proceeds to repay borrowings under the Charter Operating credit facilities, $44 million of our long-term debt matures in 2011, $1.1 billion in 2012, $323 million in 2013, $2.2 billion in 2014, $30 million in 2015, $4.6 billion in 2016 and $4.0 billion thereafter.

As we continue to evaluate potential uses of our anticipated future free cash flow, we will consider all of our options, including reducing leverage and investing in our business growth and other strategic opportunities, including mergers and acquisitions, as well as dividends and stock repurchases. We intend to make all capital allocation decisions in a way that maximizes the long-term value for our stockholders.

As of December 31, 2010, the amount available under the revolving credit facility was approximately $1.1 billion.  The revolving credit facility matures in March 2015.  However, if on December 1, 2013 Charter Operating has scheduled maturities in excess of $1.0 billion between January 1, 2014 and April 30, 2014, the revolving credit facility will mature on December 1, 2013 unless lenders holding more than 50% of the revolving credit facility consent to the maturity being March 2015.  As of January 31, 2011, Charter Operating had maturities of $1.3 billion between January 1, 2014 and April 30, 2014.  We expect to utilize free cash flow and availability under our revolving credit facilities as well as future refinancing transactions to further extend or reduce the maturities of our principal obligations. The timing and terms of any refinancing transactions will be subject to market conditions.  Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions.

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

Free Cash Flow

Free cash flow was $710 million for the year ended December 31, 2010 compared to negative free cash flow of $550 million and $842 million for the years ended December, 31, 2009 and 2008, respectively. The increase in free cash flow in 2010 compared to 2009 is primarily due to decreases in cash paid for interest and reorganization items offset by increases in capital investments to enhance our residential and commercial products and service capabilities.  The decrease in negative free cash flow in 2009 compared to 2008 is primarily due to a decrease in cash paid for interest and an increase in Adjusted EBITDA, offset by reorganization items.

Long-Term Debt

As of December 31, 2010, the accreted value of our total debt was approximately $12.3 billion, as summarized below (dollars in millions):

	December 31, 2010
			Semi-Annual
	Principal	Accreted	Interest Payment	Maturity
	Amount	Value (a)	Dates	Date (b)
CCH II, LLC:
13.5% senior notes due 2016	$1,766	$2,057	2/15 & 8/15	11/30/16
CCO Holdings, LLC:
7.25% senior notes due 2017	1,000	1,000	4/30 & 10/30	10/30/17
7.875% senior notes due 2018	900	900	4/30 & 10/30	4/30/18
8.125% senior notes due 2020	700	700	4/30 & 10/30	4/30/20
Credit facility	350	314		9/6/14
Charter Communications Operating, LLC:
8.00% senior second-lien notes due 2012	1,100	1,112	4/30 & 10/30	4/30/12
10.875% senior second-lien notes due 2014	546	591	3/15 & 9/15	9/15/14
Credit facilities	5,954	5,632		Varies (c)

	$12,316	$12,306

(a)
The accreted values of the CCH II and Charter Operating notes and the CCO Holdings and Charter Operating credit facilities presented above represent the fair value of the debt as of the Effective Date, plus the accretion to the balance sheet date.  However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt.  We have availability under the revolving portion of our credit facility of approximately $1.1 billion as of December 31, 2010.

(b)
In general, the obligors have the right to redeem all of the notes set forth in the above table in whole or in part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest.  For additional information see Note 7 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(c)
Includes $2.4 billion and $307 million principal amount of term B-1 and term B-2 loans, respectively, repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term loan, with the remaining balance due at final maturity on March 6, 2014, $3.0 billion principal amount of the term C loan repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term loan, with the remaining balance due at final maturity on September 6, 2016, $199 million principal amount of a non-revolving loan repayable in full on March 6, 2013 and $80 million outstanding under a revolving credit facility. Amounts outstanding under the revolving credit facility mature on March 6, 2015; provided, however, that unless otherwise directed by the revolving lenders holding more than 50% of the revolving commitments, the termination date will be December 1, 2013 if, on December 1, 2013, Charter Operating and its subsidiaries do not have less than $1.0 billion of indebtedness on a consolidated basis with maturities between January 1, 2014 and April 30, 2014.

Contractual Obligations

The following table summarizes our payment obligations as of December 31, 2010 under our long-term debt and certain other contractual obligations and commitments (dollars in millions.)

	Payments by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations
Long-Term Debt Principal Payments (1)	$12,316	$58	$1,495	$3,561	$7,202
Long-Term Debt Interest Payments (2)	4,896	847	1,648	1,365	1,036
Capital and Operating Lease Obligations (3)	89	23	36	20	10
Programming Minimum Commitments (4)	267	103	164	--	--
Other (5)	290	235	10	45	--

Total	$17,858	$1,266	$3,353	$4,991	$8,248

(1)
The table presents maturities of long-term debt outstanding as of December 31, 2010 and does not reflect the issuance of the CCO Holdings notes in January 2011 and the application of proceeds to repay borrowings under the Charter Operating credit facilities.  Refer to Notes 7 and 21 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

(2)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2010 and the average implied forward London Interbank Offering Rate (“LIBOR”) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2010.  Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(3)
We lease certain facilities and equipment under noncancelable operating leases.  Leases and rental costs charged to expense for the years ended December 31, 2010, 2009, and 2008, were $24 million, $25 million and $24 million, respectively.

(4)
We pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the accompanying statement of operations were approximately $1.8 billion, $1.7 billion and $1.6 billion, for the years ended December 31, 2010, 2009, and 2008, respectively.  Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(5)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to our billing services vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below.  However, we incur these costs as part of our operations:

•
We rent utility poles used in our operations.  Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur.  Rent expense incurred for pole rental attachments for the years ended December 31, 2010, 2009, and 2008, was $50 million, $47 million and $47 million.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year.  We also pay other franchise related costs, such as public education grants, under multi-year agreements.  Franchise fees and other franchise-related costs included in the accompanying statement of operations were $178 million, $176 million and $179 million for the years ended December 31, 2010, 2009, and 2008, respectively.

•	We also have $73 million in letters of credit, primarily to our various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  As of December 31, 2010, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on December 31, 2010 financial results.  Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test.  There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings and Charter Operating credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.  See “Part I. Item 1A. Risk Factors —Restrictions in our subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to us or our subsidiaries that are debt issuers.”

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents.  We held $32 million in cash and cash equivalents, including $28 million of restricted cash, as of December 31, 2010 compared to $754 million as of December 31, 2009.   The decrease in cash resulted primarily from payments on our credit facilities.

Operating Activities.  Net cash provided by operating activities increased $1.3 billion from $594 million for the year ended December 31, 2009 to $1.9 billion for the year ended December 31, 2010, primarily as the result of a decrease of $495 million in cash paid for a swap termination liability, $365 million in cash paid for interest, $182 million in cash paid for reorganization items other than interest, changes in operating assets and liabilities that provided $242 million more cash during the same period, and revenues increasing at a faster rate than cash expenses.

Net cash provided by operating activities increased $195 million from $399 million for the year ended December 31, 2008 to $594 million for the year ended December 31, 2009, primarily as a result of a decrease of $747 million in cash paid for interest, and revenues increasing at a faster rate than cash expenses.  These amounts were partially offset by cash paid for a swap termination liability of $495 million and cash reorganization items of $188 million for the year ended December 31, 2009.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2010, 2009, and 2008, was $1.2 billion, $1.3 billion and $1.2 billion, respectively.  The decrease in 2010 compared to 2009 is primarily due to the purchase of the CC VIII interest in 2009 in connection with the Plan, offset by an increase of $75 million in purchases of property, plant and equipment as a result of capital investments to enhance our residential and commercial products and services capabilities. The increase in 2009 compared to 2008 is primarily due to the purchase of the CC VIII interest in 2009 in connection with the Plan, offset by a decrease of $68 million in purchases of property, plant, and equipment.

Financing Activities. Net cash used in financing activities was $1.5 billion for the year ended December 31, 2010, and net cash provided by financing activities was $504 million and $1.7 billion for the years ended December 31, 2009 and 2008, respectively.  The increase in cash used during the year ended December 31, 2010 compared to the corresponding period in 2009 was primarily due to increased repayments of long-term debt and repayment of preferred stock, offset by borrowings of long-term debt. The decrease in cash provided during the year ended December 31, 2009 compared to the corresponding period in 2008 was primarily the result of no borrowings of long-term debt in 2009.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.2 billion, $1.1 billion and $1.2 billion for the years ended December 31, 2010, 2009 and 2008, respectively, and increased as a result of strategic investments including DOCSIS 3.0, bandwidth reclamation projects such as switch-digital video launches and investments made to move into new commercial segments.  We expect these expenditures to continue to increase in 2011.  See the table below for more details.

Our capital expenditures are funded primarily from free cash flow and borrowings on our credit facility.  In addition, our liabilities related to capital expenditures increased by $8 million for the year ended December 31, 2010 and decreased by $10 million and $39 million for the years ended December 31, 2009 and 2008, respectively.

During 2011, we expect capital expenditures to be between $1.3 billion and $1.4 billion.  We expect the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to advanced video services, scalable infrastructure and support capital.  The actual amount of our capital expenditures depends in part on the deployment of advanced video services and offerings.  Capital expenditures will increase if there is accelerated growth in high-speed Internet, telephone, commercial business or digital customers or there is an increased need to respond to competitive pressures by expanding the delivery of other advanced video services.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2010, 2009 and 2008.  The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry.  These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Successor	Combined	Predecessor
	2010	2009	2008

Customer premise equipment (a)	$543	$593	$595
Scalable infrastructure (b)	311	216	251
Line extensions (c)	90	70	80
Upgrade/rebuild (d)	21	28	40
Support capital (e)	244	227	236

Total capital expenditures (f)	$1,209	$1,134	$1,202

(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues.  It also includes customer installation costs and customer premise equipment (e.g., set-top boxes and cable modems).

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

(f)	Total capital expenditures includes $138 million, $83 million and $79 million of capital expenditures related to commercial services for the years ended December 31, 2010, 2009 and 2008, respectively.

Description of Our Outstanding Debt

Overview

As of December 31, 2010 and 2009, the blended weighted average interest rate on our debt was 6.7% and 5.5%, respectively.  The interest rate on approximately 65% and 37% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements, if any, as of December 31, 2010 and 2009, respectively.  The fair value of our high-yield notes was $6.6 billion and $5.4 billion at December 31, 2010 and 2009, respectively.  The fair value of our credit facilities was $6.3 billion and $8.0 billion at December 31, 2010 and 2009, respectively.  The fair value of our high-yield notes and credit facilities were based on quoted market prices.

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

Charter Operating Credit Facilities

The Charter Operating credit facilities have an outstanding principal amount of $6.0 billion at December 31, 2010 as follows:

•
A term B-1 loan with a remaining principal amount of approximately $2.4 billion, which is repayable in equal quarterly installments and aggregating $25 million in each loan year, with the remaining balance due at final maturity on March 6, 2014;

•
A term B-2 loan with a remaining principal amount of approximately $307 million, which is repayable in equal quarterly installments and aggregating $3 million in each loan year, with the remaining balance due at final maturity on March 6, 2014;

•
A term C loan with a remaining principal amount of approximately $3.0 billion, which is repayable in equal quarterly installments and aggregating $30 million in each loan year, with the remaining balance due at final maturity on September 6, 2016;

•	A non-revolving loan with a remaining principal amount of approximately $199 million repayable in full on March 6, 2013; and
•	A revolving loan with an outstanding balance of $80 million at December 31, 2010 and allowing for borrowings of up to $1.3 billion.

The revolving loan matures in March 2015. However, if on December 1, 2013 Charter Operating has scheduled maturities in excess of $1.0 billion between January 1, 2014 and April 30, 2014, the revolving loan will mature on December 1, 2013 unless lenders holding more than 50% of the revolving loan consent to the maturity being March 2015.  As of January 31, 2011, Charter Operating had maturities of $1.3 billion between January 1, 2014 and April 30, 2014.  The revolving credit facility amount may be increased, but it may not exceed $1.75 billion in aggregate revolving commitments plus the amount outstanding under the non-revolving loan.

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

The Charter Operating credit facilities also allow us to enter into incremental term loans in the future with an aggregate, together with all other  then outstanding first lien indebtedness, including any first lien notes, of no more than $7.5 billion (less any principal payments of term loan indebtedness and first lien notes as a result of any sale of assets), with amortization as set forth in the notices establishing such term loans, but with no amortization greater than 1% per year prior to the final maturity of the existing term loans. Although the Charter Operating credit facilities allow for the incurrence of a certain amount of incremental term loans, no assurance can be given that the Company could obtain additional incremental term loans in the future if Charter Operating sought to do so or what amount of incremental term loans would be allowable at any given time under the terms of the Charter Operating credit facilities.

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

Credit Facilities — Restrictive Covenants

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes except that the leverage ratio is 5.50 to 1.0 and the change of control definition provides that a change of control occurs if a holder becomes the beneficial owner of 35% of more of Charter’s voting stock unless Paul G. Allen beneficially owns a greater percentage.  See “—Summary of Restricted Covenants of Our Notes.”  The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the CCH II notes, the CCO Holdings notes, the Charter Operating credit facilities and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

Charter Operating Credit Facilities

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage to be tested as of the end of each quarter.  Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the currently outstanding subordinated and parent company indebtedness, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities.

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

•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in aggregate principal amounts in excess of $100 million;

•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in aggregate principal amounts in excess of $200 million;

•	the consummation of any transaction resulting in any person or group having power, directly or indirectly, to vote more than 50% of the ordinary voting power for the management of Charter Operating on a fully diluted basis or a change of control shall occur under any indebtedness of CCO Holdings, any first lien notes of Charter Operating or any specified long-term indebtedness of Charter Operating (as defined in the Credit Agreement) in excess of $200 million in aggregate principal amount some of which instruments contain a 35% beneficial ownership change of control provision; and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain limited circumstances.

Notes

Provided below is a brief description of the notes issued by CCH II, CCO Holdings and Charter Operating.

CCH II Notes

On November 30, 2009, CCH II and CCH II Capital Corp. issued approximately $1.8 billion in total principal amount of new 13.5% senior notes (the “CCH II 2016 Notes”). Such notes are guaranteed by Charter.  The CCH II 2016 Notes pay interest in cash semi-annually in arrears at the rate of 13.5% per annum and are unsecured and will mature on November 30, 2016.  The CCH II 2016 Notes are structurally subordinated to all obligations of the subsidiaries of CCH II, including the CCO Holdings notes and credit facility and the Charter operating notes and credit facilities.

CCO Holdings Notes

On April 28, 2010, CCO Holdings and CCO Holdings Capital Corp. jointly issued $900 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “CCO Holdings 2018 Notes”) and $700 million aggregate principal amount of 8.125% Senior Notes due 2020 (the “CCO Holdings 2020 Notes”). On September 27, 2010, CCO Holdings and CCO Holdings Capital Corp. issued $1.0 billion aggregate principal amount of 7.25% Senior Notes due 2017 (the “CCO Holdings 2017 Notes”). Such notes are guaranteed by Charter.

The CCO Holdings 2017 Notes, CCO Holdings 2018 Notes and CCO Holdings 2020 Notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The CCO Holdings 2017 Notes, CCO Holdings 2018 Notes and CCO Holdings 2020 Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and Charter Operating credit facilities.

On January 11, 2011, CCO Holdings, LLC and CCO Holdings Capital Corp. completed the sale of $1.1 billion aggregate principal amount of 7.00% senior notes due 2019. On January 24, 2011, CCO Holdings and CCO Holdings Capital Corp. completed the sale of $300 million aggregate principal amount of 7.00% senior notes due 2019.  Upon completion of this offering, the aggregate principal amount of outstanding notes under this series is $1.4 billion (the “CCO Holdings 2019 Notes”). The payment obligations under the notes are fully and unconditionally guaranteed on a senior unsecured basis by Charter.  The net proceeds of the issuances of the CCO Holdings 2019 Notes were contributed by CCO Holdings to Charter Operating as a capital contribution and were used to repay indebtedness under the Charter Operating credit facilities.

The CCO Holdings 2019 Notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The CCO Holdings 2019 Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and Charter Operating credit facilities.

Charter Operating Notes

As of December 31, 2010, Charter Operating had $1.1 billion principal amount of 8.0% senior second-lien notes due 2012 and $546 million principal amount of 10.875% senior second-lien notes due 2014.

Subject to specified limitations, CCO Holdings and those subsidiaries of Charter Operating that are guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations are required to guarantee the Charter Operating notes.  The note guarantee of each such guarantor is:

•	a senior obligation of such guarantor;
•	structurally senior to the outstanding CCO Holdings notes and the outstanding CCH II notes;

•	senior in right of payment to any future subordinated indebtedness of such guarantor; and
•	effectively senior to the relevant subsidiary’s unsecured indebtedness, to the extent of the value of the collateral but subject to the prior lien of the credit facilities.

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

Redemption Provisions of Our Notes

The various notes issued by our subsidiaries included in the table may be redeemed in accordance with the following table or are not redeemable until maturity as indicated:

Note Series	Redemption Dates	Percentage of Principal
CCH II:
13.5% senior notes due 2016	December 1, 2012 – November 30, 2013	106.75%
	December 1, 2013 – November 30, 2014	103.375%
	December 1, 2014 – November 30, 2015	101.6875%
	Thereafter	100.000%
CCO Holdings:
7.25% senior notes due 2017	October 30, 2013 – October 29, 2014	105.438%
	October 30, 2014 – October 29, 2015	103.625%
	October 30, 2015 – October 29, 2016	101.813%
	Thereafter	100.000%
7.875% senior notes due 2018	April 30, 2013 – April 29, 2014	105.906%
	April 30, 2014 – April 29, 2015	103.938%
	April 30, 2015 – April 29, 2016	101.969%
	Thereafter	100.000%
8.125% senior notes due 2020	April 30, 2015 – April 29, 2016	104.063%
	April 30, 2016 – April 29, 2017	102.708%
	April 30, 2017 – April 29, 2018	101.354%

	Thereafter	100.000%
Charter Operating:
8% senior second-lien notes due 2012	Non-callable	*
10.875% senior second-lien notes due 2014	March 15, 2012 – March 14, 2013	105.483%
	March 15, 2013 – March 14, 2014	102.719%
	Thereafter	100.000%

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

Issuer	Leverage Ratio
CCH II	5.75 to 1
CCO Holdings	6.0 to 1
Charter Operating	4.25 to 1

In addition, regardless of whether the leverage ratio could be met, so long as no default exists or would result from the incurrence or issuance, each issuer and their restricted subsidiaries are permitted to issue among other permitted indebtedness:

•	up to an amount of debt under credit facilities not otherwise allocated as indicated below:
•	CCH II: $1 billion
•	CCO Holdings: $1.5 billion
•	Charter Operating: $6.8 billion
•	up to $75 million of debt incurred to finance the purchase or capital lease of new assets;
•	up to $300 million of additional debt for any purpose (in the case of CCO Holdings notes, the limit is the greater of $300 million and 5% of consolidated net tangible assets); and
•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt, and interest rate swaps to provide protection against fluctuation in interest rates.

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

•
CCO Holdings:  the sum of 100% of CCO Holdings’ Consolidated EBITDA, as defined, minus 1.3 times its Consolidated Interest Expense, as defined, cumulatively from April 1, 2010, plus 100% of new cash and appraised non-cash equity proceeds received by CCO Holdings and not allocated to certain investments, cumulatively from the issue date, plus $2 billion; and

•
Charter Operating:  the sum of 100% of Charter Operating’s Consolidated EBITDA, as defined, minus 1.3 times its Consolidated Interest Expense, as defined, plus 100% of new cash and appraised non-cash equity proceeds received by Charter Operating and not allocated to certain investments, cumulatively from April 1, 2004, plus $100 million.

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

Charter Operating and its restricted subsidiaries may make distributions or restricted payments:  (i) so long as certain defaults do not exist and even if the applicable leverage test referred to above is not met, to enable certain of its parents to pay interest on certain of their indebtedness or (ii) so long as the applicable issuer could incur $1.00 of indebtedness under the applicable leverage ratio test referred to above, to enable certain of its parents to purchase, redeem or refinance certain indebtedness.  CCO Holdings may make distributions or restricted payments even if the applicable leverage test referred to above is not met to enable any parent to pay interest on, or to purchase, redeem, repay or prepay certain of their indebtedness.

Restrictions on Investments

Each of the note issuers and their respective restricted subsidiaries may not make investments except (i) permitted investments or (ii) if, after giving effect to the transaction, their leverage would be above the applicable leverage ratio.

Permitted investments include, among others:

•	investments in and generally amoung restricted subsidiaries or by restricted subsidiaries in the applicable issuer;
•	For CCH II:
•	investments aggregating up to $650 million at any time outstanding;
•	investments aggregating up to 100% of new cash equity proceeds received by CCH II since November 30, 2009 to the extent the proceeds have not been allocated to the restricted payments covenant;
•	For CCO Holdings:
•	investments aggregating up to $750 million at any time outstanding;
•	investments aggregating up to 100% of new cash equity proceeds received by CCO Holdings since the issue date to the extent the proceeds have not been allocated to the restricted payments covenant;
•	For Charter Operating:
•	investments aggregating up to $750 million at any time outstanding;
•	investments aggregating up to 100% of new cash equity proceeds received by CCO Holdings since April 27, 2004 to the extent the proceeds have not been allocated to the restricted payments covenant.

Restrictions on Liens

Charter Operating and its restricted subsidiaries are not permitted to grant liens senior to the liens securing the Charter Operating notes, other than permitted liens, on their assets to secure indebtedness or other obligations, if, after giving effect to such incurrence, the senior secured leverage ratio (generally, the ratio of obligations secured by first priority liens to four times the last quarterly EBITDA, as defined, for the most recent fiscal quarter for which internal financial reports are available) would exceed 3.75 to 1.0.  The restrictions on liens for each of the other note issuers only applies to liens on assets of the issuers themselves and does not restrict liens on assets of subsidiaries.  With respect to all of the note issuers, permitted liens include liens securing indebtedness and other obligations under credit facilities (subject to specified limitations in the case of Charter Operating), liens securing the purchase price of financed new assets, liens securing indebtedness of up to $50 million (in the case of CCO Holdings notes, the greater of $50 million and 1.0% of consolidated net tangible assets) and other specified liens.

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

Affiliate Transactions

The indentures also restrict the ability of the note issuers and their restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million ($25 million in the case of CCO Holdings notes) without a determination by the board of directors of the applicable note issuer that the transaction complies with this covenant, or transactions with affiliates involving over $50 million ($100 million in the case of CCO Holdings notes) without receiving an opinion as to the fairness to the holders of such transaction from a financial point of view issued by an accounting, appraisal or investment banking firm of national standing.

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

Recently Issued Accounting Standards

In October 2009, the FASB issued guidance included in ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. We adopted ASU 2009-13 on January 1, 2011.  The adoption did not have a material impact to our consolidated financial statements.

In January 2010, the FASB issued guidance included in ASU 2010-06, Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 provides amendments to Topic 820 to provide more robust fair value disclosures. The disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements is effective for fiscal years beginning after December 15, 2010 and all interim periods within. We adopted ASU 2010-06 on January 1, 2011.  The adoption did not have a material impact on our consolidated financial statements.

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

As of December 31, 2010 and 2009, the accreted value of our debt was approximately $12.3 billion and $13.3 billion, respectively.  As of December 31, 2010 and 2009, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.8% and 2.6%, respectively, and the weighted average interest rate on the high-yield notes was approximately 9.7% and 10.4%, respectively, resulting in a blended weighted average interest rate of 6.7% and 5.5%, respectively.  The increase in the credit facility and blended weighted average interest rates is primarily due to the $2.0 billion notional amount of interest rate swap agreements entered into in April 2010.  The interest rate on approximately 65% and 37% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of December 31, 2010 and 2009, respectively.

We do not hold or issue derivative instruments for speculative trading purposes.  We have interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations.  We formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  For each of the years ended December 31, 2010, 2009 and 2008, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in other comprehensive loss.  For the years ended December 31, 2010, 2009 and 2008, losses of $57 million, $9 million and $180 million, respectively, were recorded in other comprehensive loss. The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments were not designated as hedges as they did not meet effectiveness criteria.  However, management believes such instruments were closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges were marked to fair value, with the impact recorded as other income (expenses), net in our consolidated statements of operations. For the years ended December 31, 2009 and 2008, other income (expense), net included losses of $4 million and $62 million, respectively, resulting from interest rate derivative instruments not designated as hedges.  We did not hold any interest rate derivatives not designated as hedges during 2010.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2010 (dollars in millions) and does not reflect the issuance of the CCO Holdings notes in January 2011 and the application of proceeds to repay borrowings under the Charter Operating credit facilities:

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value at December 31, 2010
Debt:
Fixed Rate	$--	$1,100	$--	$546	$--	$4,366	$6,012	$6,596
Average Interest Rate	--	8.00%	--	10.88%	--	10.05%	9.75%

Variable Rate	$58	$58	$337	$2,985	$30	$2,836	$6,304	$6,252
Average Interest Rate	3.50%	4.24%	4.75%	5.69%	7.25%	7.75%	6.54%

Interest Rate Instruments:
Variable to Fixed Rate	$--	$--	$900	$800	$300	$--	$2,000	$57
Average Pay Rate	--	--	5.21%	5.65%	5.99%	--	5.50%
Average Receive Rate	--	--	5.51%	6.41%	7.00%	--	6.09%

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

At December 31, 2010, we had $2.0 billion in notional amounts of interest rate swaps outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk).  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at December 31, 2010 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on management’s assessment utilizing these criteria we believe that, as of December 31, 2010, our internal control over financial reporting was effective.

Our independent auditors, KPMG LLP, have audited our internal control over financial reporting as stated in their report on page F-2.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in Charter’s 2011 Proxy Statement (the “Proxy Statement”) under the headings “Election of Class A Directors,” “Section 16(a) Beneficial Ownership Reporting Requirements,” and “Code of Ethics,” or in amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by Item 11 will be included in the Proxy Statement under the headings “Executive Compensation,” “Election of Class A Directors – Director Compensation” and “Compensation Discussion and Analysis,” or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.  Information contained in the Proxy Statement or an amendment to this Annual Report on Form 10-K under the caption “Report of Compensation and Benefits Committee” is furnished and not deemed filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by Item 12 will be included in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” or in amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Election of Class A Directors” or in amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Michael J. Lovett
Michael J. Lovett
President, Chief Executive Officer and Director
Date: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Lovett Michael J. Lovett	President, Chief Executive Officer, Director (Principal Executive Officer)	March 1, 2011

/s/ Christopher L. Winfrey Christopher L. Winfrey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2011

/s/ Kevin D. Howard Kevin D. Howard	Senior Vice President – Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2011

/s/ Robert Cohn Robert Cohn	Director	March 1, 2011

/s/ W. Lance Conn W. Lance Conn	Director	March 1, 2011

/s/ Darren Glatt Darren Glatt	Director	March 1, 2011

/s/ Craig A. Jacobson Craig A. Jacobson	Director	March 1, 2011

/s/ Bruce A. Karsh Bruce A. Karsh	Director	March 1, 2011

/s/ Edgar Lee Edgar Lee	Director	March 1, 2011

/s/ John D. Markley, Jr. John D. Markley, Jr.	Director	March 1, 2011

/s/ David C. Merritt David C. Merritt	Director	March 1, 2011

/s/ Stan Parker Stan Parker	Director	March 1, 2011

/s/ Eric L. Zinterhofer Eric L. Zinterhofer	Director	March 1, 2011

S-1

Exhibit Index

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit	Description

2.1
Debtors’ Joint Plan of Reorganization filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on July 15, 2009 with the United States Bankruptcy Court for the Southern District of New York in Case No. 09-11435 (Jointly Administered) (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 6, 2009 (File No. 001-33664).

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

10.1(a)
Restructuring Agreement, dated February 11, 2009, by and between Charter Communications, Inc. and certain members of the Crossover Committee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on February 13, 2009 (File No. 001-33664)).

10.1(b)
Amendment to Restructuring Agreement, dated July 30, 2009, by and between Charter Communications, Inc. and certain members of the Crossover Committee (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 9, 2009 (File No. 001-33664)).

10.1(c)
Second Amendment to Restructuring Agreement, dated September 29, 2009, by and between Charter Communications, Inc. and certain members of the Crossover Committee (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 9, 2009 (File No. 001-33664)).

10.1(d)
Third Amendment to Restructuring Agreement, dated October 13, 2009, by and between Charter Communications, Inc. and certain members of the Crossover Committee (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 9, 2009 (File No. 001-33664)).

10.1(e)
Fourth Amendment to Restructuring Agreement, dated October 30, 2009, by and between Charter Communications, Inc. and certain members of the Crossover Committee (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 9, 2009 (File No. 001-33664)).

10.1(f)
Fifth Amendment to Restructuring Agreement, dated November 10, 2009, by and between Charter Communications, Inc. and certain members of the Crossover Committee (incorporated by reference to same numbered exhibit to the Registration Statement on Form S-1 of Charter Communications, Inc. filed on December 31, 2009 (SEC File No. 333-164105)).

10.1(g)
Sixth Amendment to Restructuring Agreement, dated November 25, 2009, by and between Charter Communications, Inc. and certain members of the Crossover Committee (incorporated by reference to same numbered exhibit to the Registration Statement on Form S-1 of Charter Communications, Inc. filed on December 31, 2009 (SEC File No. 333-164105)).

10.2(a)
Restructuring Agreement, dated as of February 11, 2009, by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on February 13, 2009 (File No. 001-33664)).

10.2(b)	Amendment to Restructuring Agreement, dated July 30, 2009, by and among Paul G. Allen, Charter

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

10.2(f)
Fifth Amendment to Restructuring Agreement, dated November 11, 2009, by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc. (incorporated by reference to same numbered exhibit to the Registration Statement on Form S-1 of Charter Communications, Inc. filed on December 31, 2009 (SEC File No. 333-164105)).

10.2(g)
Sixth Amendment to Restructuring Agreement, dated November 25, 2009, by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc. (incorporated by reference to same numbered exhibit to the Registration Statement on Form S-1 of Charter Communications, Inc. filed on December 31, 2009 (SEC File No. 333-164105)).

10.3
Indenture relating to the 13.50% senior notes due 2016, dated as of November 30, 2009, by and among CCH II, LLC, CCH II Capital Corp. and The Bank of New York Mellon Trust Company, NA (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.4
Indenture relating to the 7.875% Senior Notes due 2018 and 8.125% Senior Notes due 2020, dated as of April 18, 2010, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.6 to the registration statement on Form S-1of Charter Communications, Inc. filed on June 30, 2010 (File No. 333-167877)).

10.5
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

10.6
Indenture relating to the 7.00% senior notes due 2019, dated as of January 11, 2011, by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 14, 2011 (File No. 001-33664)).

10.7
Indenture relating to the 8% senior second lien notes due 2012 dated as of April 27, 2004, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wells Fargo Bank, N.A. as trustee (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.8(a)
Indenture relating to the 10.875% senior second lien notes due 2014 dated as of March 19, 2008, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wilmington Trust Company, trustee (incorporated by reference to Exhibit 10.1 to the quarterly report filed on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-027927)).

10.8(b)
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

10.9
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

10.11
Exchange and Registration Rights Agreement related to the 7.875% Senior Notes due 2018 of CCO Holdings, LLC, CCO Holdings Capital Corp., dated as of April 28, 2010, by and among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-1of Charter Communications, Inc. filed on June 30, 2010 (File No. 333-167877)).

10.12
Exchange and Registration Rights Agreement related to the 8.125% Senior Notes due 2020 of CCO Holdings, LLC, CCO Holdings Capital Corp., dated as April 28, 2010, by and among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-1of Charter Communications, Inc. filed on June 30, 2010 (File No. 333-167877)).

10.13
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

10.14
Exchange and Registration Rights Agreement relating to $300 Million aggregate principal amount of the 7.00% senior notes due 2019, dated as of January 25, 2011 by and among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc., and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, and UBS Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on January 27, 2011 (File No. 001-33664)).

10.15
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

10.18
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

10.19
Amended and Restated Limited Liability Company Agreement, dated as of November 30, 2009, among Charter Communications, Inc, Charter Investment, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.20
Exchange Agreement, dated as of November 30, 2009, among Charter Communications, Inc. , Charter Investment, Inc. Paul G. Allen and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.21(a)
Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.21(b)	First Amendment to the Amended and Restated Management Agreement, dated as of July 20, 2010,

between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 4, 2010 (File No. 001-33664)).

10.22(a)
Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.22(b)
First Amendment to the Second Amended and Restated Mutual Services Agreement, dated as of July 20, 2010, between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 4, 2010 (File No. 001-33664)).

10.23+
Charter Communications, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 16, 2010 (File No. 001-33664)).

10.24+
Charter Communications, Inc. Executive Incentive Performance Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Charter Communications, Inc. filed December 16, 2010 (File No. 001-33664)).

10.25+
Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 21, 2009 (File No. 001-33664)).

10.26+
Summary of Charter Communications, Inc. 2010 Executive Bonus Plan (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 6, 2010 (File No. 001-33664)).

10.27+
Amended and Restated Employment Agreement between Michael J. Lovett and Charter Communications, Inc., dated effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on April 13, 2010 (File No. 001-33664)).

10.28+
Employment Agreement between Christopher L. Winfrey and Charter Communications, Inc., dated as of November 1, 2010 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 3, 2010 (File No. 001-33664)).

10.29+*	Amended and Restated Employment Agreement between Marwan Fawaz and Charter Communications, Inc. dated January 3, 2011.
10.30(a)+*	Amended and Restated Employment Agreement between Ted W. Schremp and Charter Communications, Inc. dated January 3, 2011.
10.30(b)+*	Separation Agreement and Mutual Release between Ted W. Schremp and Charter Communications, Inc. dated February 22, 2011.
10.31+*	Amended and Restated Employment Agreement between Gregory Doody and Charter Communications, Inc. dated as of January 3, 2011.
10.32+
Amended and Restated Employment Agreement between Kevin D. Howard and Charter Communications, Inc. dated as of March 1, 2010 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on August 2, 2010 (File No. 001-33664)).

10.33(a)+
Amended and Restated Employment Agreement between Eloise E. Schmitz and Charter Communications, Inc., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 5, 2008 (File No. 000-27927)).

10.33(b)+
Amendment to Amended and Restated Employment Agreement of Eloise Schmitz, dated November 30, 2009 (incorporated by reference to Exhibit 10.8 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.33(c)+
Separation Agreement and Mutual Release between Eloise Schmitz and Charter Communications, Inc. dated July 31, 2010 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 6, 2010 (File No. 001-33664)).

10.34+
Charter Communications, Inc. Value Creation Plan adopted on March 12, 2009 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 7, 2009 (File No. 001-33664)).

10.35	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on February 12, 2010 (File No. 001-33664)).
12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of Charter Communications, Inc.
23.1*	Consent of KPMG LLP.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_____________
*	Document attached.
+           Management compensatory plan or arrangement

INDEX TO FINANCIAL STATEMENTS

Page

Audited Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009 (Successor)	F-4
Consolidated Statements of Operations for the Year Ended December 31, 2010 (Successor), One Month Ended December 31, 2009 (Successor), Eleven Months Ended
      November 30, 2009 (Predecessor) and Year Ended December 31, 2008 (Predecessor)
F-5
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Year Ended December 31, 2010 (Successor), One Month Ended December 31, 2009
      (Successor), Eleven Months Ended November 30, 2009 (Predecessor) and Year Ended December 31, 2008 (Predecessor)
F-6
Consolidated Statements of Cash Flows for the Year Ended December 31, 2010 (Successor), One Month Ended December 31, 2009 (Successor), Eleven Months Ended
      November 30, 2009 (Predecessor) and Year Ended December 31, 2008 (Predecessor)
F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Charter Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009 (Successor) and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the year ended December 31, 2010 (Successor), the one month ended December 31, 2009 (Successor), the eleven months ended November 30, 2009 (Predecessor), and for the year ended December 31, 2008 (Predecessor). We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications, Inc. and subsidiaries as of December 31, 2010 and 2009 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2010 (Successor), the one month ended December 31, 2009 (Successor), the eleven months ended November 30, 2009 (Predecessor), and for the year ended December 31, 2008 (Predecessor), in conformity with US generally accepted accounting principles. Also in our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 1 and 23 to the consolidated financial statements, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on March 27, 2009. The Company’s plan of reorganization became effective and the Company emerged from bankruptcy protection on November 30, 2009. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting in conformity with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (included in FASB ASC Topic 852, Reorganizations), effective as of November 30, 2009. Accordingly, the Company’s consolidated financial statements prior to November 30, 2009 are not comparable to its consolidated financial statements for periods after November 30, 2009.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (included in FASB ASC Topic 810, Consolidations).

/s/ KPMG

St. Louis, Missouri
February 28, 2011

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	Successor
	December 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4	$709
Restricted cash and cash equivalents	28	45
Accounts receivable, less allowance for doubtful accounts of
$17 and $11, respectively	247	248
Prepaid expenses and other current assets	47	69
Total current assets	326	1,071

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $1,190 and $94, respectively	6,819	6,833
Franchises	5,257	5,272
Customer relationships, net	2,000	2,335
Goodwill	951	951
Total investment in cable properties, net	15,027	15,391

OTHER NONCURRENT ASSETS	354	196

Total assets	$15,707	$16,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,049	$898
Current portion of long-term debt	--	70
Total current liabilities	1,049	968

LONG-TERM DEBT	12,306	13,252
OTHER LONG-TERM LIABILITIES	874	520

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
112,494,166 and 112,576,872 shares issued, respectively	--	--
Class B common stock; $.001 par value; 25 million shares authorized;
2,241,299 shares issued and outstanding	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	1,776	1,914
Accumulated equity (deficit)	(235)	2
Treasury stock at cost; 176,475 and no shares, respectively	(6)	--
Accumulated other comprehensive loss	(57)	--
Total Charter shareholders’ equity	1,478	1,916

Noncontrolling interest	--	2
Total shareholders’ equity	1,478	1,918

Total liabilities and shareholders’ equity	$15,707	$16,658

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)

	Successor		Predecessor
	Year Ended December 31,	One Month Ended December 31,	Eleven Months Ended November 30,	Year Ended December 31,
	2010	2009	2009	2008

REVENUES	$7,059	$572	$6,183	$6,479

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	3,064	246	2,663	2,807
Selling, general and administrative	1,422	116	1,264	1,386
Depreciation and amortization	1,524	122	1,194	1,310
Impairment of franchises	--	--	2,163	1,521
Other operating (income) expenses, net	25	4	(38)	69

	6,035	488	7,246	7,093

Income (loss) from operations	1,024	84	(1,063)	(614)

OTHER INCOME AND EXPENSES:
Interest expense, net (excluding unrecorded interest expense of $558 for the eleven months ended November 30, 2009)	(877)	(68)	(1,020)	(1,905)
Gain due to Plan effects	--	--	6,818	--
Gain due to fresh start accounting adjustments	--	--	5,659	--
Reorganization items, net	(6)	(3)	(644)	--
Gain (loss) on extinguishment of debt	(85)	--	--	4
Change in value of derivatives	--	--	(4)	(29)
Other income (expense), net	2	(3)	2	(6)

	(966)	(74)	10,811	(1,936)

Income (loss) before income taxes	58	10	9,748	(2,550)

Income tax benefit (expense)	(295)	(8)	351	103

Consolidated net income (loss)	(237)	2	10,099	(2,447)

Less: Net (income) loss – noncontrolling interest	--	--	1,265	(4)

Net income (loss) – Charter shareholders	$(237)	$2	$11,364	$(2,451)

EARNINGS (LOSS) PER COMMON SHARE – CHARTER SHAREHOLDERS:
Basic	$(2.09)	$0.02	$30.00	$(6.56)
Diluted	$(2.09)	$0.02	$12.61	$(6.56)

Weighted average common shares outstanding, basic	113,138,461	112,078,089	378,784,231	373,464,920
Weighted average common shares outstanding, diluted	113,138,461	114,346,861	902,067,116	373,464,920

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(dollars in millions)

						Accumulated
	Class A	Class B	Additional	Accumulated		Other	Total Charter
	Common	Common	Paid-In	Equity	Treasury	Comprehensive	Shareholders'
	Stock	Stock	Capital	(Deficit)	Stock	Income (Loss)	Equity (Deficit)

PREDECESSOR:
BALANCE, December 31, 2007, Predecessor	$--	$--	$5,382	$(13,146)	$--	$(123)	$(7,887)
Changes in fair value of interest rate
agreements	--	--	--	--	--	(180)	(180)
Stock compensation expense, net	--	--	12	--	--	--	12
Preferred stock redemption	--	--	5	--	--	--	5
Reacquisition of equity component of
convertible notes	--	--	(5)	--	--	--	(5)
Net loss	--	--	--	(2,451)	--	--	(2,451)

BALANCE, December 31, 2008, Predecessor	--	--	5,394	(15,597)	--	(303)	(10,506)
Changes in fair value of interest rate
agreements	--	--	--	--	--	(5)	(5)
Stock compensation expense, net	--	--	5	--	--	--	5
Net income	--	--	--	11,364	--	--	11,364
Amortization of accumulated other comprehensive loss related to interest rate agreements	--	--	--	--	--	32	32
Cancellation of Predecessor common stock	--	--	(5,399)	--	--	--	(5,399)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income (loss)	--	--	--	4,233	--	276	4,509

BALANCE, November 30, 2009, Predecessor	--	--	--	--	--	--	--

SUCCESSOR:
Issuance of new equity	--	--	2,003	--	--	--	2,003

BALANCE, November 30, 2009, Successor	--	--	2,003	--	--	--	2,003
Net income	--	--	--	2	--	--	2
Charter Investment Inc.’s exchange of Charter Holdco interest (see Note 18)	--	--	(90)	--	--	--	(90)
Stock compensation expense, net	--	--	1	--	--	--	1

BALANCE, December 31, 2009, Successor	--	--	1,914	2	--	--	1,916
Net loss	--	--	--	(237)	--	--	(237)
Charter Investment Inc.’s exchange of Charter Holdco interest (see Note 18)	--	--	(166)	--	--	--	(166)
Change in fair value of interest rate swap agreements	--	--	--	--	--	(57)	(57)
Stock compensation expense, net	--	--	28	--	--	--	28
Purchase of treasury stock	--	--	--	--	(6)	--	(6)

BALANCE, December 31, 2010, Successor	$--	$--	$1,776	$(235)	$(6)	$(57)	$1,478

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Successor		Predecessor
	Year Ended December 31,	One Month Ended December 31,	Eleven Months Ended November 30,	Year Ended December 31,
	2010	2009	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) – Charter shareholders	$(237)	$2	$10,099	$(2,447)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,524	122	1,194	1,310
Impairment of franchises	--	--	2,163	1,521
Noncash interest expense	74	5	42	61
Change in value of derivatives	--	--	4	29
Gain due to effects of Plan	--	--	(6,818)	--
Gain due to fresh start accounting adjustments	--	--	(5,659)	--
Noncash reorganizations items, net	--	--	170	--
(Gain) loss on extinguishment of debt	81	--	--	(5)
Deferred income taxes	287	7	(358)	(107)
Other, net	34	3	31	48
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	--	26	(52)	3
Prepaid expenses and other assets	22	2	(36)	(1)
Accounts payable, accrued expenses and other	126	16	(344)	(13)
Payment of deferred management fees – related party	--	--	(25)	--

Net cash flows from operating activities	1,911	183	411	399

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,209)	(108)	(1,026)	(1,202)
Change in accrued expenses related to capital expenditures	8	--	(10)	(39)
Purchase of CC VIII, LLC interest	--	--	(150)	--
Other, net	31	(3)	(7)	31

Net cash flows from investing activities	(1,170)	(111)	(1,193)	(1,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Rights Offering	--	--	1,614	--
Borrowings of long-term debt	3,115	--	--	3,105
Repayments of long-term debt	(4,352)	(17)	(1,054)	(1,354)
Repayment of preferred stock	(138)	--	--	--
Payments for debt issuance costs	(76)	--	(39)	(42)
Purchase of treasury stock	(6)	--	--	--
Other, net	(6)	--	--	(13)

Net cash flows from financing activities	(1,463)	(17)	521	1,696

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(722)	55	(261)	885
CASH AND CASH EQUIVALENTS, beginning of period	754	699	960	75

CASH AND CASH EQUIVALENTS, end of period	$32	$754	$699	$960

CASH PAID FOR INTEREST	$735	$4	$1,096	$1,847

NONCASH TRANSACTIONS:
Liabilities subject to compromise discharged at emergence	$--	$--	$7,829	$--

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

1.        Organization and Basis of Presentation

Organization

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”).  Charter Holdco is the sole owner of Charter’s subsidiaries where the underlying operations reside, which are collectively, with Charter, referred to herein as the “Company.”

The Company is a cable operator providing services in the United States.  The Company offers to residential and commercial customers traditional cable video programming (basic and digital video), high-speed Internet services, and telephone services, as well as advanced video services such as Charter OnDemand™, high definition television, and digital video recorder (“DVR”) service.  The Company sells its cable video programming, high-speed Internet, telephone, and advanced video services primarily on a subscription basis.  The Company also sells local advertising on cable networks.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  On May 7, 2009, the Company filed a Joint Plan of Reorganization (the “Plan”) and a related disclosure statement (the “Disclosure Statement”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On November 30, 2009 the Company emerged from protection under Chapter 11 of the United States Code (the “Bankruptcy Code”).  Upon the Company’s emergence from bankruptcy, the Company applied fresh start accounting. This resulted in the Company becoming a new entity on December 1, 2009, with a new capital structure, a new accounting basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses. Accordingly, the consolidated financial statements on or after December 1, 2009 (“Successor”) are not comparable to the consolidated financial statements prior to that date. The financial statements for the periods through November 30, 2009 (“Predecessor”) do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment, intangibles and goodwill; income taxes; contingencies; programming expense and fresh start accounting.  Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform with the 2010 presentation.

2.        Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Charter and its majority owned subsidiaries.  The Company consolidates variable interest entities based upon evaluation of the Company’s power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance; its obligation to absorb the expected losses of the entity; and its right to receive the expected residual returns of the entity.  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  These investments are carried at cost, which approximates market value.  Cash and cash equivalents consist primarily of money market funds and commercial paper. Restricted cash and cash equivalents consist of amounts held in escrow accounts pending final resolution from the Bankruptcy Court (see Note 23).  Restricted cash is included in cash and cash equivalents on the accompanying condensed consolidated statements of cash flows.  Approximately $17 million of restricted cash held in an escrow account established in bankruptcy proceedings was used to pay for professional services for the year ended December 31, 2010.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities.  While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the cable system level and not on a specific asset basis.  For assets that are sold or retired, the estimated historical cost and related accumulated depreciation is removed.  Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced video services are capitalized.  Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs.  Indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and other costs associated with these support functions.  Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities.  The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred.  Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer equipment and installations	4-8 years
Vehicles and equipment	1-6 years
Buildings and leasehold improvements	15-40 years
Furniture, fixtures and equipment	6-10 years

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed.  The Company expects to continually renew its franchise agreements and has concluded that substantially all of the related franchise rights are indefinite lived intangible assets.  Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future.  A liability is required to be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The Company has not recorded an estimate for potential franchise related obligations, but would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed.  The Company also expects to renew many of its lease agreements related to the continued operation of its cable business in the franchise areas.  For the Company’s lease agreements, the estimated liabilities related to the removal provisions, where applicable, have been recorded and are not significant to the financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems.  Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life. All franchises that qualify for indefinite life treatment are tested for impairment annually or more frequently as warranted by events or changes in circumstances (see Note 5).  The Company concluded that all of its franchises qualify for indefinite life treatment.

Customer Relationships

Customer relationships represent the value attributable to the Company's business relationships with its current customers including the right to deploy and market additional services to these customers.  Customer relationships are amortized on an accelerated basis over the period the relationships with current customers are expected to generate cash flows (11-15 years).

Goodwill

The Company assesses the recoverability of its goodwill as of November 30 of each year, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. The Company performs the assessment of its goodwill one level below the operating segment level, which is represented by geographical groupings of cable systems by which such systems are managed.

Other Noncurrent Assets

Other noncurrent assets primarily include trademarks and deferred financing costs as of December 31, 2010 and trademarks as of December 31, 2009.  Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowings.  All deferred financing costs prior to emergence were eliminated as part of fresh start accounting.  Trademarks have been determined to have an indefinite life and are tested annually for impairment.

Valuation of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets to be held and used for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life assets, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results.  If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value.  While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability.  No impairments of long-lived assets to be held and used were recorded in 2010, 2009 and 2008.

Derivative Financial Instruments

Gains or losses related to derivative financial instruments which qualify as hedging activities are recorded in accumulated other comprehensive income (loss).  For all other derivative instruments, the related gains or losses are recorded in the statements of operations.  The Company uses interest rate swap agreements to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates.  The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt.  Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2015, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.  The Company did not

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

hold any derivative financial instruments as of December 31, 2009, as upon filing for Chapter 11 bankruptcy, the counterparties to the interest rate swap agreements terminated the underlying contracts and upon emergence from bankruptcy, received payment for the market value of the interest rate swap as measured on the date the counterparties terminated. In April 2010, the Company entered into $2.0 billion notional amounts of interest rate swap agreements.

For the year ended December 31, 2008 (Predecessor), the Company recognized a gain of $33 million, related to certain provisions of the Company’s 5.875% and 6.50% convertible senior notes issued in November 2004 and October 2007, respectively, which were considered embedded derivatives for accounting purposes and were required to be accounted for separately from the convertible senior notes.  These derivatives were marked to market with gains or losses recorded as the change in value of derivatives on the Company’s consolidated statements of operations.  On the Effective Date, the Company’s 5.875% and 6.50% convertible senior notes were cancelled.  See Note 23.

Revenue Recognition

Revenues from residential and commercial video, high-speed Internet and telephone services are recognized when the related services are provided.  Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast.  Franchise fees imposed by local governmental authorities are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities.  Franchise fees of $182 million, $15 million, $166 million and $187 million for the year ended December 31, 2010 (Successor), one month ended December 31, 2009 (Successor), eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor), respectively, are reported in video revenues, on a gross basis with a corresponding operating expense.  Sales taxes collected and remitted to state and local authorities are recorded on a net basis.

The Company’s revenues by product line are as follows:

	Successor		Predecessor
	Year Ended December 31,	One Month Ended December 31,	Eleven Months Ended November 30,	Year Ended December 31,
	2010	2009	2009	2008

Video	$3,689	$306	$3,380	$3,692
High-speed Internet	1,606	127	1,349	1,356
Telephone	823	65	685	583
Commercial	494	39	407	392
Advertising sales	291	22	227	308
Other	156	13	135	148

	$7,059	$572	$6,183	$6,479

Certain prior year amounts have been reclassified to conform with the 2010 presentation, including the reflection of franchise fees, equipment rental and video customer installation revenue as video revenue, and telephone regulatory fees as telephone revenue, rather than other revenue.

Programming Costs

The Company has various contracts to obtain basic, digital and premium video programming from programming vendors whose compensation is typically based on a flat fee per customer.  The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition.  Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers.  Certain programming contracts contain incentives to be

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

paid by the programmers.  The Company receives these payments and recognizes the incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense.  This offset to programming expense was $17 million, $2 million, $24 million, and $33 million for the year ended December 31, 2010 (Successor), one month ended December 31, 2009 (Successor), eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor), respectively.  As of December 31, 2010 (Successor) and 2009 (Successor), the deferred amounts of such economic consideration, included in other long-term liabilities, were $11 million and $26 million, respectively.  Programming costs included in the accompanying statements of operations were $1.8 billion, $146 million, $1.6 billion and $1.6 billion for the year ended December 31, 2010 (Successor), one month ended December 31, 2009 (Successor), eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor), respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred.  Such advertising expense was $282 million, $20 million, $230 million and $229 million for the year ended December 31, 2010 (Successor), one month ended December 31, 2009 (Successor), eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor), respectively.

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

Stock-Based Compensation

Restricted stock, stock options and performance units and shares are measured at the grant date fair value and amortized to stock compensation expense over the vesting period.  The Company recorded $26 million, $1 million, $26 million and $33 million of stock compensation expense which is included in general and administrative expenses for the year ended December 31, 2010 (Successor), one month ended December 31, 2009 (Successor), eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor), respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for grants during the years ended December 31, 2010 (Successor) and 2008 (Predecessor), respectively; risk-free interest rates of 2.5% and 3.5%; expected volatility of 47.7% and 88.1%, and expected lives of 6.3 years and 6.3 years, respectively.  Volatility assumptions for 2010 were based on historical volatility of a peer group while volatility assumptions for 2008 were based on Charter’s historical volatility. The Company’s volatility assumption for 2010 represents management’s best estimate and was based on historical volatility of a peer group because management does not believe Charter’s pre-emergence historical volatility to be representative of its future volatility.  Expected lives were calculated based on the simplified-method due to insufficient historical exercise data.  The valuations assume no dividends are paid.  The Company did not grant stock options in 2009.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing loss carryforwards.  The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 18).

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted-average common shares outstanding during the respective periods.  Diluted loss per common share equals basic loss per common share for the years ended December 31, 2010 and 2008, as the effect of stock options and other convertible securities are antidilutive because the Company incurred net losses.  Diluted earnings per common share for the one month ended December 31, 2009 and eleven months ended November 30, 2009 is based on the average number of shares used for the basic earnings per common share calculation, adjusted for the dilutive effect of stock options and other convertible securities (See Note 19).  Predecessor shares were cancelled on the Effective Date and shares of Successor were issued.  As a result, earnings (loss) per share information for the Successor is not comparable to the Predecessor loss per share.

The 21.8 million shares outstanding as of December 31, 2008 (Predecessor), pursuant to the share lending agreement described in Note 10 were required to be returned, in accordance with the contractual arrangement, and were treated in basic and diluted earnings per common share as if they were already returned and retired.  Consequently, there was no impact of the shares of common stock lent under the share lending agreement in the earnings per common share calculation.

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

3.       Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Successor		Predecessor
	Year Ended December 31,	One Month Ended December 31,	Eleven Months Ended November 30,	Year Ended December 31,
	2010	2009	2009	2008
Balance, beginning of period	$11	$--	$18	$18
Charged to expense	133	10	120	122
Uncollected balances written off, net of recoveries	(127)	1	(116)	(122)
Fresh start accounting adjustments	--	--	(22)	--

Balance, end of period	$17	$11	$--	$18

On the Effective Date, the Company applied fresh start accounting and adjusted its accounts receivable to reflect fair value.  Therefore, the allowance for doubtful accounts was eliminated at November 30, 2009.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

4.        Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2010 and 2009:

	Successor
	December 31, 2010	December 31, 2009

Cable distribution systems	$5,251	$4,762
Customer equipment and installations	2,101	1,597
Vehicles and equipment	115	95
Buildings and leasehold improvements	306	302
Furniture, fixtures and equipment	236	171

	8,009	6,927
Less: accumulated depreciation	(1,190)	(94)

	$6,819	$6,833

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

Depreciation expense for the year ended December 31, 2010 (Successor), one month ended December 31, 2009 (Successor), eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor) was $1.2 billion, $94 million, $1.2 billion and $1.3 billion, respectively.

5.        Franchises, Goodwill and Other Intangible Assets

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

The Company recorded non-cash franchise impairment charges of $2.2 billion and $1.5 billion for the eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor), respectively.  The impairment charges recorded in 2009 and 2008 were primarily the result of the impact of the economic downturn along with increased competition.  The Company’s 2010 impairment analyses did not result in any franchise impairment charges.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services, such as Internet and telephone, to potential customers (service marketing rights).  Fair value is determined based on estimated discrete discounted future cash flows using assumptions consistent with internal forecasts.  The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated customer churn), and the new services added to those customers in future periods.  The sum of the present value of the franchises' after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchises.

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

Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances.  The first step involves a comparison of the estimated fair value of each of our reporting units to its carrying amount.  If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the goodwill impairment is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed, and a comparison of the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment, if any. Reporting units are consistent with the units of accounting used for franchise impairment testing. Likewise the fair values of the reporting units are determined using a consistent income approach model as that used for franchise impairment testing. The Company’s 2010 impairment analyses did not result in any goodwill impairment charges.

Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting the discrete future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers.  The present value of these after-tax cash flows yields the fair value of the customer relationships.  Customer relationships are amortized on an accelerated method over useful lives of 11-15 years based on the period over which current customers are expected to generate cash flows.  Customer relationships are evaluated upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable.

The fair value of trademarks was determined using the relief-from-royalty method which applies a fair royalty rate to estimated revenue.  Royalty rates are estimated based on a review of market royalty rates in the communications and entertainment industries.   As the Company expects to continue to use each trademark indefinitely, trademarks have been assigned an indefinite life and are tested annually for impairment, or more frequently as warranted by events or changes in circumstances.  The Company’s 2010 impairment analyses did not result in any trademark impairment charges.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

As of December 31, 2010 and 2009, indefinite lived and finite-lived intangible assets are presented in the following table:

	Successor
	2010			2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite lived intangible assets:
Franchises	$5,257	$--	$5,257	$5,272	$--	$5,272
Goodwill	951	--	951	951	--	951
Trademarks	158	--	158	158		158

	$6,366	$--	$6,366	$6,381	$--	$6,381

Finite-lived intangible assets:
Customer relationships	$2,358	$358	$2,000	$2,363	$28	$2,335
Other intangible assets	53	7	46	33	--	33
	$2,411	$365	$2,046	$2,396	$28	$2,368

Amortization expense related to customer relationships and other intangible assets for the year ended December 31, 2010 (Successor), one month ended December 31, 2009 (Successor), eleven months ended November 30, 2009 (Predecessor), and year ended December 31, 2008 (Predecessor) was $337 million, $28 million, $5 million and $5 million, respectively.  During the year ended December 31, 2010 (Successor) and eleven months ended November 30, 2009 (Predecessor), the net carrying amount of franchises was reduced by $15 million and $9 million, respectively, and customer relationships was reduced by $5 million and $0, respectively, related to cable asset sales, net of acquisitions completed in 2010 and 2009.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

2011	$313
2012	287
2013	261
2014	234
2015	208
Thereafter	743

$2,046

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

6.        Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2010 and 2009:

	Successor
	December 31,	December 31,
	2010	2009

Accounts payable – trade	$168	$113
Accrued capital expenditures	54	46
Accrued expenses:
Interest	162	90
Programming costs	282	270
Franchise related fees	53	53
Compensation	124	102
Other	206	224

	$1,049	$898

7.        Long-Term Debt

Long-term debt consists of the following as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Principal	Accreted	Principal	Accreted
	Amount	Value	Amount	Value
CCH II, LLC:
13.500% senior notes due November 15, 2016	$1,766	$2,057	$1,766	$2,092
CCO Holdings, LLC:
8.75% senior notes due November 15, 2013	--	--	800	812
7.25% senior notes due October 30, 2017	1,000	1,000	--	--
7.875% senior notes due April 30, 2018	900	900	--	--
8.125% senior notes due April 30, 2020	700	700	--	--
Credit facility	350	314	350	304
Charter Communications Operating, LLC:
8.00% senior second-lien notes due April 30, 2012	1,100	1,112	1,100	1,120
8.375% senior second-lien notes due April 30, 2014	--	--	770	779
10.875% senior second-lien notes due September 15, 2014	546	591	546	601
Credit facilities	5,954	5,632	8,177	7,614
Total Debt	$12,316	$12,306	$13,509	$13,322
Less: Current Portion	--	--	70	70
Long-Term Debt	$12,316	$12,306	$13,439	$13,252

As of December 31, 2010 and 2009, the accreted values of the CCH II, LLC (“CCH II”) and Charter Communications Operating, LLC (“Charter Operating”) notes and the CCO Holdings, LLC (“CCO Holdings”) and Charter Operating credit facilities presented above represent the fair value of the debt as of the Effective Date, plus the accretion to the balance sheet date.  However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt.  The Company has availability under the revolving portion of its credit facility of approximately $1.1 billion as of December 31, 2010.  As such, debt scheduled to mature during the next 12 months is reflected as long-term as of December 31, 2010.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

CCH II Notes

On the Effective Date, CCH II and CCH II Capital Corp. issued approximately $1.8 billion in total principal amount of new 13.5% senior notes.  Such notes are guaranteed by Charter.  Existing holders of $1.5 billion principal amount of senior notes of CCH II and CCH II Capital Corp. (“CCH II Notes”) exchanged their CCH II Notes plus accrued interest for $1.7 billion principal amount ($2.0 billion fair value) of new 13.5% Senior Notes of CCH II and CCH II Capital Corp. (the “New CCH II Notes”).  CCH II Notes and accrued interest that were not exchanged were paid in cash in an amount equal to $1.1 billion.

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

At any time prior to the third anniversary of their issuance, CCH II will be permitted to redeem up to 35% of the New CCH II Notes with the proceeds of an equity offering, for cash equal to 113.5% of the then-outstanding principal amount of the New CCH II Notes being redeemed, plus accrued and unpaid interest.  At or any time prior to the third anniversary of their issuance, CCH II will be permitted to redeem the New CCH II Notes, in whole or in part, at 100% of the principal amount outstanding thereof plus accrued and unpaid interest, if any, to the redemption date, plus the Applicable Premium.  The Applicable Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on a New CCH II Note to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (y) the outstanding principal amount of such note. On or after the third anniversary of their issuance, the New CCH II Notes may be redeemed by CCH II for cash equal to 106.75% of the principal amount of the New CCH II Notes being redeemed for redemptions made during the fourth year following their issuance, 103.375% for redemptions made during the fifth year following their issuance, 101.6875% for redemptions made during the sixth year following their issuance, and 100.000% for redemptions made thereafter, in each case, together with accrued and unpaid interest.

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

In September 2010, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.0 billion aggregate principal amount of 7.25% Senior Notes due 2017 (the “2017 Notes”). The proceeds were used to repay amounts outstanding under the Charter Operating credit facilities.

In January 2011, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.4 billion aggregate principal amount of 7.00% Senior Notes due 2019 (the “2019 Notes”). The net proceeds of the issuances of the 2019 Notes were contributed by CCO Holdings to Charter Operating as a capital contribution and were used to repay indebtedness under the Charter Operating credit facilities. The Company expects to record a loss on extinguishment of debt of approximately $67 million in the first quarter of 2011 related to these transactions.

The CCO Holdings notes are guaranteed by Charter.  They are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp and rank equally with all other current and future unsecured, unsubordinated obligations of

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

CCO Holdings and CCO Holdings Capital Corp.  The CCO Holdings notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and Charter Operating credit facilities.

CCO Holdings may redeem some or all of the CCO Holdings notes at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2015 through 2018.

In addition, at any time prior to April 30, 2013 in the case of the 2018 and 2020 Notes, October 30, 2013 in the case of the 2017 Notes and January 15, 2014 in the case of the 2019 Notes, CCO Holdings may redeem up to 35% of the aggregate principal amount of the notes at a redemption price at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met.

In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

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

Charter Operating may, at any time and from time to time, at their option, redeem the outstanding 8.00% second-lien notes due 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus the Make-Whole Premium.  The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on an 8% senior second-lien note due 2012 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (b) the outstanding principal amount of such note.

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
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

•
in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee their parent companies debt, or issue specified equity interests;

•	engage in certain transactions with affiliates; and
•	grant liens.

CCO Holdings Credit Facility

In March 2007, CCO Holdings entered into a credit agreement (the “CCO Holdings credit facility”) which consists of a $350 million term loan facility.  The facility matures in September 2014.  Borrowings under the CCO Holdings credit facility bear interest at a variable interest rate based on either LIBOR (0.26% as of December 31, 2010) or a base rate plus, in either case, an applicable margin.  The applicable margin for LIBOR term loans is 2.50% above LIBOR.  If an event of default were to occur, CCO Holdings would not be able to elect LIBOR and would have to pay interest at the base rate plus the applicable margin.  The CCO Holdings credit facility is secured by the equity interests of Charter Operating, and all proceeds thereof.

Charter Operating Credit Facilities

The Charter Operating credit facilities have an outstanding principal amount of $6.0 billion at December 31, 2010 as follows:

•
A term B-1 loan with a remaining principal amount of approximately $2.4 billion, which is repayable in equal quarterly installments and aggregating $25 million in each loan year, with the remaining balance due at final maturity on March 6, 2014;

•
A term B-2 loan with a remaining principal amount of approximately $307 million, which is repayable in equal quarterly installments and aggregating $3 million in each loan year, with the remaining balance due at final maturity on March 6, 2014;

•
A term C loan with a remaining principal amount of approximately $3.0 billion, which is repayable in equal quarterly installments and aggregating $30 million in each loan year, with the remaining balance due at final maturity on September 6, 2016;

•	A non-revolving loan with a remaining principal amount of approximately $199 million repayable in full on March 6, 2013; and
•	A revolving loan with an outstanding balance of $80 million at December 31, 2010 and allowing for borrowings of up to $1.3 billion.

The revolving loan matures on March 6, 2015. However, if on December 1, 2013, Charter Operating has scheduled maturities in excess of $1.0 billion between January 1, 2014 and April 30, 2014, the revolving loan will mature on December 1, 2013 unless lenders holding more than 50% of the revolving loan consent to the maturity being March 6, 2015.  As of January 31, 2011, Charter Operating had maturities of $1.3 billion between January 1, 2014 and April 30, 2014.  The revolving credit facility amount may be increased, but it may not exceed $1.75 billion in aggregate revolving commitments including the amount outstanding under the non-revolving loan.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR (0.27% as of December 31, 2010 (0.31% for term C)  and 0.26% as of December 31, 2009), as defined, plus a margin. The applicable LIBOR margin for the non-revolving loans and the term B-1 loans is currently 2.00%. The LIBOR term B-2 loan bears interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, or at Charter Operating’s election, a base rate plus a margin of 4.00%. Charter Operating has currently elected to pay based on the base rate. The applicable margin for the term C loans is currently 3.25% in the case of LIBOR loans, provided that if certain other term loans are borrowed or certain extended loans are established, then the term C loans shall automatically increase to the extent necessary to cause the yield for the term C loans to be 25 basis points less than the yield for the other certain term loans. Charter Operating pays interest equal to LIBOR plus 3.0% on amounts borrowed under the revolving credit facility and pays a revolving commitment fee of .5% per annum on the daily average available amount of the revolving commitment, payable quarterly.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

The Charter Operating credit facilities also allow the Company to enter into incremental term loans in the future with an aggregate, together with all other  then outstanding first lien indebtedness, including any first lien notes, of no more than $7.5 billion (less any principal payments of term loan indebtedness and first lien notes as a result of any sale of assets), with amortization as set forth in the notices establishing such term loans, but with no amortization greater than 1% per year prior to the final maturity of the existing term loans.  Although the Charter Operating credit facilities allow for the incurrence of a certain amount of incremental term loans, no assurance can be given that the Company could obtain additional incremental term loans in the future if Charter Operating sought to do so or what amount of incremental term loans would be allowable at any given time under the terms of the Charter Operating credit facilities.

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

Credit Facilities — Restrictive Covenants

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes except that the leverage ratio is 5.50 to 1.0 and the change of control definition provides that a change of control occurs if a holder becomes the beneficial owner of 35% or more of Charter’s voting stock unless Paul G. Allen (“Mr. Allen”) beneficially owns a greater percentage.  The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the CCH II notes, the CCO Holdings notes, and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

Charter Operating Credit Facilities

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type.  The financial covenants measure performance against standards set for leverage to be tested as of the end of each quarter.  Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business.  The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the currently outstanding subordinated and parent company indebtedness, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities.

The events of default under the Charter Operating credit facilities include, among other things:

•	the failure to make payments when due or within the applicable grace period;
•
the failure to comply with specified covenants, including but not limited to a covenant to deliver audited financial statements for Charter Operating with an unqualified opinion from the Company’s independent accountants and without a “going concern” or like qualification or exception;

•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in aggregate principal amounts in excess of $100 million;

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

•
the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in aggregate principal amounts in excess of $200 million;

•
the consummation of any transaction resulting in any person or group having power, directly or indirectly, to vote more than 50% of the ordinary voting power for the management of Charter Operating on a fully diluted basis or a change of control shall occur under any indebtedness of CCO Holdings, any first lien notes of Charter Operating or any specified long-term indebtedness of Charter Operating (as defined in the Credit Agreement) in excess of $200 million in aggregate principal amount some of which instruments contain a 35% beneficial ownership change of control provision; and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain limited circumstances.

Limitations on Distributions

Distributions by the Company’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under the indentures and credit facilities discussed above, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  As of December 31, 2010, there was no default under any of these indentures or credit facilities.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CCO Holdings, and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings and Charter Operating credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by the Company’s subsidiaries may only be made if they have “surplus” as defined in the Delaware Limited Liability Company Act.

Liquidity and Future Principal Payments

The Company continues to have significant amounts of debt, and its business requires significant cash to fund principal and interest payments on its debt, capital expenditures and ongoing operations.  As set forth below, the Company has significant future principal payments beginning in 2012 and beyond.  The Company continues to monitor the capital markets, and it expects to undertake refinancing transactions and utilize free cash flow and cash on hand to further extend or reduce the maturities of its principal obligations.  The timing and terms of any refinancing transactions will be subject to market conditions.

Based upon outstanding indebtedness as of December 31, 2010, the amortization of term loans, and the maturity dates for all senior and subordinated notes, total future principal payments on the total borrowings under all debt agreements as of December 31, 2010, are as follows:

Year	Amount

2011	$58
2012	1,158
2013	337
2014	3,531
2015	30
Thereafter	7,202

$12,316

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

8.        Preferred Stock

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

The Preferred Stock was included in other long-term liabilities on the Company’s consolidated balance sheets at fair value of $148 million as of December 31, 2009 (Successor).  The Preferred Stock was recorded at fair value with gains or losses recorded in other income (expense), net.

9.        Noncontrolling Interest

On February 8, 2010, Mr. Allen exercised his remaining right to exchange Charter Holdco units for shares of Class A common stock after which Charter Holdco became 100% owned by Charter. Noncontrolling interest on the Company’s condensed consolidated balance sheets at December 31, 2009 represented the fair value of Mr. Allen’s .19% interest of Charter Holdco plus the allocation of income for the month ended December 31, 2009.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

Changes to controlling and noncontrolling interest consist of the following for the periods presented:

	Controlling	Noncontrolling
	Interest	Interest	Total

PREDECESSOR:
Balance, December 31, 2008, Predecessor	$(10,506)	$--	$(10,506)
Net income (loss)	11,364	(1,265)	10,099
Loss included in temporary equity (see Note 11)	--	7	7
Changes in the fair value of interest rate agreements	(5)	(4)	(9)
Stock compensation expense, net	5	--	5
Amortization of accumulated other comprehensive loss related to interest rate agreements	32	29	61
Cancellation of Predecessor common stock and noncontrolling interest	(5,399)	1,233	(4,166)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income (loss)	4,509	--	4,509

Balance, November 30, 2009, Predecessor	--	--	--

SUCCESSOR:
Issuance of new equity	2,003	12	2,015

Balance, November 30, 2009, Successor	2,003	12	2,015
Net income	2	--	2
Charter Investment Inc.’s (“CII”) exchange of Charter Holdco interest (see Note 18)	(90)	(10)	(100)
Stock compensation expense, net	1	--	1

Balance, December 31, 2009, Successor	1,916	2	1,918
Net loss	(237)	--	(237)
CII’s exchange of Charter Holdco interest (see Note 18)	(166)	(2)	(168)
Change in fair value of interest rate swap agreements	(57)	--	(57)
Stock compensation expense, net	28	--	28
Purchase of treasury stock	(6)	--	(6)

Balance, December 31, 2010, Successor	$1,478	$--	$1,478

10.      Common Stock

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

Charter’s Class A common stock and Class B common stock were identical except with respect to certain voting, transfer and conversion rights.  Holders of Class A common stock are entitled to one vote per share and the holder of Class B common stock was entitled to votes equaling 35% of the voting interests in Charter on a fully diluted basis.  Charter Holdco membership units were exchangeable on a one-for-one basis for shares of Class A common stock.

As of December 31, 2010, Mr. Allen held all 2,241,299 shares of Class B common stock of Charter.  Pursuant to the terms of the Certificate of Incorporation of Charter, on January 18, 2011, the Disinterested Members of the Board of Directors of Charter caused a conversion of the shares of Class B common stock into shares of Class A common stock on a one-for-one basis.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

On the Effective Date, holders of notes issued by CIH and Charter Holdings received 6.4 million and 1.3 million warrants, respectively, to purchase shares of new Charter Class A common stock with an exercise price of $46.86 and $51.28 per share, respectively, that expire five years from the date of issuance, and CII received 4.7 million warrants to purchase shares of new Charter Class A common stock with an exercise price of $19.80 per share that expire seven years from the date of issuance.  The warrants were valued at approximately $90 million using the Black-Scholes option-pricing model and are included in the accompanying balance sheets in total Charter shareholders’ equity.

The following table summarizes our share activity for the three years ended December 31, 2010:

	Class A	Class B
	Common	Common
	Stock	Stock

PREDECESSOR:
BALANCE, January 1, 2008, Predecessor	398,226,468	50,000
Option exercises and performance share vesting	1,616,906	--
Restricted stock issuances, net of cancellations	10,194,534	--
Issuances in exchange for preferred shares	4,699,986	--
Returns pursuant to share lending agreement	(3,000,000)	--

BALANCE, December 31, 2008, Predecessor	411,737,894	50,000
Performance share vesting	890,692	--
Restricted stock cancellations	(10,518,362)	--
Returns pursuant to share lending agreement	(18,784,300)	--
Cancellation of Predecessor Class A and Class B common stock	(383,325,924)	(50,000)

BALANCE, November 30, 2009, Predecessor	--	--

SUCCESSOR:
Issuance of new Charter Class A and Class B common stock in connection with emergence from Chapter 11	109,748,948	2,241,299

Balance, November 30, 2009, Successor	109,748,948	2,241,299
CII exchange of Charter Holdco interest (see Note 18)	907,698	--
Restricted stock issuances	1,920,226	--

BALANCE, December 31, 2009, Successor	112,576,872	2,241,299
CII exchange of Charter Holdco interest (see Note 18)	212,923	--
Restricted stock issuances, net of cancellations	(311,650)	--
Warrant exercise	21	--
Stock issuance	16,000	--
Purchase of treasury stock	(176,475)	--

BALANCE, December 31, 2010, Successor	112,317,691	2,241,299

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

During the year ended December 31, 2010, the Company withheld 176,475 shares of its common stock in payment of income tax withholding owed by employees upon vesting of restricted shares. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total Charter shareholders’ equity. The Company currently does not have or intend to initiate a share repurchase program.

11.      Comprehensive Income (Loss)

The Company reports changes in the fair value of interest rate swap agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet effectiveness criteria in accumulated other comprehensive income (loss). Consolidated comprehensive loss for the years ended December 31, 2010 (Successor) and 2008 (Predecessor) was $294 million and $2.6 billion, respectively.  Consolidated comprehensive income for the one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor) was $2 million and $10.2 billion, respectively. Consolidated comprehensive income (loss) for the year ended December 31, 2010 (Successor), eleven months ended November 30, 2009 (Predecessor) and the year ended December 31, 2008 (Predecessor), includes a $57 million, $9 million and $180 million loss, respectively, on the fair value of interest rate swap agreements designated as cash flow hedges. For the eleven months ended November 30, 2009, consolidated comprehensive income also included a $61 million gain related to the amortization of the accumulated other comprehensive loss related to terminated interest rate swap agreements in connection with the bankruptcy.

12.      Accounting for Derivative Instruments and Hedging Activities

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

The Company does not hold or issue derivative instruments for speculative trading purposes.  The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations.  The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting.

Interest rate swap agreements are included in other long-term liabilities at fair value of $57 million as of December 31, 2010 (Successor). Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in accumulated other comprehensive income (loss).  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses).

In 2009 and 2008, certain interest rate derivative instruments did not meet effectiveness criteria. Management believed such instruments were closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges were marked to fair value, with the impact recorded as other income (expenses), net in the Company’s consolidated statements of operations.

As of December 31, 2010 (Successor), the Company had $2.0 billion in notional amounts of interest rate swap agreements outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

The effect of derivative instruments on the Company’s consolidated statements of operations is presented in the table below.

	Successor		Predecessor
	Year Ended December 31,	One Month Ended December 31,	Eleven Months Ended November 31,	Year Ended December 31,
	2010	2009	2009	2008

Other income (expense), net:
Loss on interest rate derivates not designated as hedges or ineffective portion of hedges	$--	$--	$(4)	$(62)
Gain on embedded derivatives	--	--	--	33
	$--	$--	$(4)	$(29)

Accumulated other comprehensive loss:
Loss on interest rate derivatives designated as hedges (effective portion)	$(57)	$--	$(9)	$(180)
	$(57)	$--	$(9)	$(180)

Amount of gain (loss) reclassified from accumulated other comprehensive loss into interest expense or reorganization items, net	$(27)	$--	$275	$(76)

13.      Fair Value Measurements

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2010 and 2009 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s debt at December 31, 2010 and 2009 are based on quoted market prices and is classified within Level 1 (defined below) of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at December 31, 2010 and 2009 is as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
CCH II debt	$2,057	$2,113	$2,092	$2,086
CCO Holdings debt	$2,600	$2,709	$812	$816
Charter Operating debt	$1,703	$1,774	$2,500	$2,527
Credit facilities	$5,946	$6,252	$7,918	$8,000

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
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

The interest rate derivatives designated as hedges were valued at December 31, 2010 using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 of the valuation hierarchy. The weighted average pay rate for the Company’s interest rate swap agreements was 2.25% at December 31, 2010 (exclusive of applicable spreads).

The Preferred Stock was valued at December 31, 2009 using an income approach based on yields of the Company’s debt securities and was classified within Level 3 of the valuation hierarchy.  On April 16, 2010, Charter redeemed all of the shares of the Preferred Stock.

At December 31, 2010 and 2009, the Company’s financial liabilities that were accounted for at fair value on a recurring basis are presented in the table below:

	Fair Value As of December 31, 2010				Fair Value As of December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Preferred stock	$--	$--	$--	$--	$--	$--	$148	$148
Interest rate derivatives designated as hedges	--	57	--	57	--	--	--	--
	$--	$57	$--	$57	$--	$--	$148	$148

The Company’s long-term debt was adjusted to fair value on the Effective Date.  Debt instruments with a fair value of $9.8 billion were classified as Level 1 within the fair value hierarchy and debt instruments with a fair value of $3.5 billion were classified as Level 2 in the fair value hierarchy on the Effective Date.

Nonfinancial Assets and Liabilities

The Company adopted new accounting guidance effective January 1, 2009 with respect to its nonfinancial assets and liabilities including fair value measurements of franchises, property, plant, and equipment, and other intangible assets.  These assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  During 2009, the Company recorded an impairment on its franchise assets of $2.2 billion and reflected its franchises, property, plant and equipment, customer relationships and goodwill at fair value based on applying fresh start accounting.  The fair value of these assets was determined utilizing an income approach or cost approach that makes use of significant unobservable inputs. Such fair values are classified as level 3 in the fair value hierarchy.  See Note 5 for additional information.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

14.      Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the years presented:

	Successor		Predecessor
	Year Ended December 31,	One Month Ended December 31,	Eleven Months Ended November 31,	Year Ended December 31,
	2010	2009	2009	2008

Loss on sale of assets, net	$9	$1	$6	$13
Special charges, net	16	3	(44)	56

	$25	$4	$(38)	$69

Loss on sale of assets, net

Loss on sale of assets represents the loss recognized on the sales of fixed assets and cable systems, including the sale of systems serving approximately 64,900 basic video customers in October 2010.

Special charges, net

Special charges, net for the year ended December 31, 2010, one month ended December 31, 2009, eleven months ended November 30, 2009 and year ended December 31, 2008 primarily includes net amounts received or paid in litigation settlements and severance charges.

15.      Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt consists of the following for years presented:

	Successor		Predecessor
	Year Ended December 31,	One Month Ended December 31,	Eleven Months Ended November 30,	Year Ended December 31,
	2010	2009	2009	2008

Charter Holdings debt notes repurchases / exchanges	$--	$--	$--	$3
Charter convertible note repurchases / exchanges	--	--	--	5
CCH II tender offer	--	--	--	(4)
CCO Holdings debt notes repurchases / exchanges	(17)	--	--	--
Charter Operating debt notes repurchases	(17)	--	--	--
Charter Operating credit amendment / prepayments	(51)	--	--	--

	$(85)	$--	$--	$4

In October and December 2010, the Company prepaid $266 million principal amount of term B-1 and B-2 loans under the Charter Operating credit facilities resulting in a loss on extinguishment of debt of approximately $13 million for the year ended December 31, 2010 (Successor).

On September 27, 2010 CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued the 2017 Notes. The net proceeds were used in October to repay amounts outstanding under the Charter Operating credit facilities. The transaction resulted in a loss on extinguishment of debt of approximately $34 million for the year ended December 31, 2010 (Successor).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

In August and September 2010, the Company prepaid $122 million principal amount of term B-2 loans under the Charter Operating credit facilities resulting in a loss on extinguishment of debt of approximately $3 million for the year ended December 31, 2010 (Successor).

On April 28, 2010, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued the 2018 Notes and 2020 Notes. The net proceeds were used to finance the tender offers and redemptions of CCO Holdings’ 2013 Notes and Charter Operating’s 2014 Notes. The transactions resulted in a loss on extinguishment of debt of approximately $34 million for the year ended December 31, 2010 (Successor).

On March 31, 2010, Charter Operating entered into an amended and restated credit agreement. The refinancing resulted in a loss on extinguishment of debt of approximately $1 million for the year ended December 31, 2010 (Successor).

In October 2008, Charter Holdco completed a tender offer, in which a total of approximately $102 million principal amount of various Charter Holdings notes due 2009 and 2010 were exchanged for approximately $99 million of cash.  Charter Holdco held the Charter Holdings notes.  The transactions resulted in a gain on extinguishment of debt of approximately $2 million for the year ended December 31, 2008 (Predecessor).

In July 2008, CCH II completed a tender offer, in which $338 million of CCH II’s 10.25% senior notes due 2010 were accepted for $364 million of CCH II’s 10.25% Senior Notes due 2013, which were issued as part of the same series of notes as CCH II’s $250 million aggregate principal amount of 10.25% Senior Notes due 2013, which were issued in September 2006.  The transactions resulted in a loss on extinguishment of debt of approximately $4 million for the year ended December 31, 2008 (Predecessor).

In the second quarter of 2008, Charter Holdco repurchased, in private transactions from a small number of institutional holders, a total of approximately $35 million principal amount of various Charter Holdings notes due 2009 and 2010 for approximately $35 million of cash.  Charter Holdco held the Charter Holdings notes.  The transactions resulted in a gain on extinguishment of debt of approximately $1 million for the year ended December 31, 2008 (Predecessor).

In the second quarter of 2008, Charter Holdco repurchased, in private transactions, from a small number of institutional holders, a total of approximately $46 million principal amount of Charter’s 5.875% Convertible Senior Notes due 2009, for approximately $42 million of cash.  The purchased 5.875% Convertible Senior Notes were cancelled resulting in approximately $3 million principal amount of such notes remaining outstanding.  The transactions resulted in a gain on extinguishment of debt of approximately $5 million for the year ended December 31, 2008 (Predecessor).

16.      Other Income (Expense), Net

Other income (expense), net consists of the following for years presented:

	Successor		Predecessor
	Year Ended December 31,	One Month Ended December 31,	Eleven Months Ended November 30,	Year Ended December 31,
	2010	2009	2009	2008

Gain (loss) on investment	$--	$--	$1	$(1)
Change in value of preferred stock	2	(3)	--	--
Other, net	--	--	1	(5)

	$2	$(3)	$2	$(6)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

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

The Plan included an allocation of not less than 3% of new equity for employee grants with 50% of the allocation to be granted within thirty days of the Company's emergence from bankruptcy.  In December 2009, the Company's board of directors authorized 8 million shares under the 2009 Stock Plan and awarded to certain employees 2 million shares of restricted stock, one-third of which are to vest on each of the first three anniversaries of the Effective Date.  Such grant of new awards is deemed to be a modification of old awards and was accounted for as a modification of the original awards. As a result, unamortized compensation cost of $12 million was added to the cost of the new award and is being amortized over the vesting period.

Under the 2009 Stock Plan, restricted stock vests annually over a one to three-year period beginning from the date of grant.  Stock options vest annually over four years from the grant date and expire ten years from the grant date. As of December 31, 2010 (Successor), total unrecognized compensation remaining to be recognized in future periods totaled $39 million for restricted stock and $19 million for stock options and the weighted average period over which it is expected to be recognized is 2 years for restricted stock and 4 years for stock options.  During 2009, no equity awards were granted; however Charter granted $12 million of performance cash and restricted cash under Charter’s 2009 incentive program.

The Company recorded $26 million, $1 million, $26 million and $33 million of stock compensation expense for the year ended December 31, 2010 (Successor), one month ended December 31, 2009 (Successor), eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor), respectively, which is included in selling, general, and administrative expense.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

A summary of the activity for the Company’s stock options for the year ended December 31, 2010, one month ended December 31, 2009, eleven months ended November 30, 2009 and year ended December 31, 2008, is as follows (amounts in thousands, except per share data):

	Successor				Predecessor
	Year Ended		One Month Ended		Eleven Months Ended		Year Ended
	December 31, 2010		December 31, 2009		November 30, 2009		December 31, 2008
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	--	$--	--	$--	22,044	$3.82	25,682	$4.02
Granted	1,461	$35.12	--	$--	--	$--	45	$1.19
Exercised	--	$--	--	$--	--	$--	(53)	$1.18
Cancelled	(30)	$35.38	--	$--	(22,044)	$3.82	(3,630)	$5.27

Outstanding, end of period	1,431	$35.12	--	$--	--	$--	22,044	$3.82

Weighted average remaining contractual life	10 years		--		--		6 years

Options exercisable, end of period	--	$--	--	$--	--	$--	15,787	$4.53

Weighted average fair value of options granted	$17.00		$--		$--		$0.90

A summary of the activity for the Company’s restricted stock for the year ended December 31, 2010, one month ended December 31, 2009, eleven months ended November 30, 2009 and year ended December 31, 2008, is as follows (amounts in thousands, except per share data):

	Successor				Predecessor
	Year Ended December 31,		One Month Ended December 31,		Eleven Months Ended November 30,		Year Ended December 31,
	2010		2009		2009		2008
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Grant		Grant		Grant		Grant
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	1,920	$35.25	--	$--	12,009	$1.21	4,112	$2.87
Granted	177	$32.23	1,920	$35.25	--	$--	10,761	$0.85
Vested	(527)	$35.14	--	$--	(259)	$1.08	(2,298)	$2.36
Cancelled	(489)	$35.25	--	$--	(11,750)	$1.21	(566)	$1.57

Outstanding, end of period	1,081	$34.81	1,920	$35.25	--	$--	12,009	$1.21

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

No performance units or shares were granted in 2009 or 2010.  On the Effective Date, all remaining performance units and shares were cancelled. A summary of the activity for the Company’s performance units and shares for the eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor) is as follows (amounts in thousands, except per share data):

	Predecessor
	Eleven Months Ended		Year Ended,
	November 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price

Outstanding, beginning of period	33,037	$1.80	28,013	$2.16
Granted	--	$--	10,137	$0.84
Vested	(951)	$1.21	(1,562)	$1.49
Cancelled	(32,086)	$1.81	(3,551)	$2.08

Outstanding, end of period	--	$--	33,037	$1.80

18.      Income Taxes

All of Charter’s operations are held through Charter Holdco and its direct and indirect subsidiaries.  Charter Holdco and the majority of its subsidiaries are generally limited liability companies that are not subject to income tax.  However, certain of these limited liability companies are subject to state income tax.  In addition, the indirect subsidiaries that are corporations are subject to federal and state income tax.  All of the remaining taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to Charter.

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

On December 28, 2009, CII exercised its right, under the Exchange Agreement with Charter, to exchange 81% of its common membership interest in Charter Holdco for $1,000 in cash and 907,698 shares of Charter’s Class A common stock in a fully taxable transaction.  As a result of this transaction, Charter’s deferred tax liability increased by $100 million.  Charter also received a step-up in tax basis in Charter Holdco’s assets, under section 743 of the Code, relative to the interest in Charter Holdco it acquired from CII.  Based upon the taxable exchange which occurred on December 28, 2009, CII fulfilled the conditions necessary to allow it to elect a tax-free transaction at any time during the remaining term of the Exchange Agreement.

On February 8, 2010, the remaining CII interest in Charter Holdco was exchanged for 212,923 shares of Charter’s Class A common stock in a non-taxable transaction after which Charter Holdco became 100% owned by Charter.  As a result of this transaction, Charter recorded the tax attributes previously attributed to the CII noncontrolling interest which increased net deferred tax liabilities by approximately $99 million. The $99 million is the result of an overall increase in the gross deferred tax liability of $221 million and a corresponding reduction of valuation allowance of $122 million. The combined net effects of this transaction were recorded in the financial statements as a $168 million reduction of additional paid-in capital and a $69 million reduction of income tax expense for the year ended December 31, 2010 (Successor).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

For the year ended December 2010 (Successor), one month ended December 31, 2009 (Successor), eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor), the Company recorded deferred income tax expense and benefits as shown below.  The income tax expense is recognized primarily through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries.  The income tax benefits were realized through reductions in the deferred tax liabilities related to Charter’s investment in Charter Holdco, as well as the deferred tax liabilities of certain of Charter’s indirect corporate subsidiaries.  The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Current and deferred income tax benefit (expense) is as follows:

	Successor		Predecessor
	Year Ended	One Month Ended	Eleven Months Ended	Year Ended
	December 31, 2010	December 31, 2009	November 30, 2009	December 31, 2008

Current expense:
Federal income taxes	$--	$--	$(1)	$(2)
State income taxes	(8)	(1)	(6)	(2)

Current income tax expense	(8)	(1)	(7)	(4)

Deferred benefit (expense):
Federal income taxes	(263)	(6)	343	95
State income taxes	(24)	(1)	15	12

Deferred income tax benefit (expense)	(287)	(7)	358	107

Total income benefit (expense)	$(295)	$(8)	$351	$103

Income tax benefit for the eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor) included $480 million and $325 million, respectively, of deferred tax benefit related to the impairment of franchises.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35% for the year ended December 31, 2010, one month ended December 31, 2009, eleven months ended November 30, 2009 and year ended December 31, 2008, respectively, as follows:

	Successor		Predecessor
	Year Ended December 31,	One Month Ended December 31,	Eleven Months Ended November 30,	Year Ended December 31,
	2010	2009	2009	2008

Statutory federal income taxes	$(20)	$(4)	$(3,412)	$894
Statutory state income taxes, net	(8)	(1)	(298)	151
Nondeductible expenses	(4)	--	--	--
Non-includable reorganization income	--	--	420	--
Franchises	--	--	--	107
Change in valuation allowance	(248)	(3)	3,826	(1,049)
Changes in provision estimates	(23)	--	--	--
Other	8	--	(185)	--

Income tax benefit (expense)	$(295)	$(8)	$351	$103

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 which are included in other long-term liabilities accompanying consolidated balance sheets are presented below.

	Successor
	December 31,	December 31,
	2010	2009
Deferred tax assets:
Goodwill	$192	$194
Deferred financing	31	214
Investment in partnership	450	400
Loss carryforwards	2,643	2,428
Accrued and other	148	131

Total gross deferred tax assets	3,464	3,367
Less: valuation allowance	(2,275)	(1,955)

Deferred tax assets	$1,189	$1,412

Deferred tax liabilities:
Indefinite life intangibles	$(575)	$(123)
Other intangibles	(489)	(705)
Property, plant and equipment	(626)	(642)
Other	(1)	--
Indirect corporate subsidiaries:
Indefinite life intangibles	(117)	(114)
Other	(143)	(134)

Deferred tax liabilities	(1,951)	(1,718)

Net deferred tax liabilities	$(762)	$(306)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Due to the Company’s history of losses and the limitations imposed under Section 382 of the Code, discussed below, on Charter’s ability to use existing loss carryforwards in the future, valuation allowances have been established except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.  The 2010 increase in valuation allowance includes an increase of $50 million related to Charter’s investment in partnership interest and an increase of $22 million related to adjustments to cash flow hedges included in other comprehensive income.

As of December 31, 2010, Charter and its indirect corporate subsidiaries had approximately $6.9 billion of federal tax net operating and capital loss carryforwards, resulting in a gross deferred tax asset of approximately $2.4 billion, expiring in the years 2014 through 2030.  These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2010, Charter and its indirect corporate subsidiaries had state tax net operating losses, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $228 million, generally expiring in years 2011 through 2030.

Upon emergence from bankruptcy, Charter experienced an “ownership change” as defined in Section 382 of the Code.  Therefore, the use of Charter’s tax loss carryforwards is subject to certain limitations under Section 382.  As of December 31, 2010, $1.3 billion of federal tax loss carryforwards are unrestricted and available for Charter’s immediate use, while approximately $5.6 billion of federal tax loss carryforwards are still subject to Section 382 restrictions.  Pursuant to these restrictions, an aggregate of $2.1 billion, in varying amounts from 2011 to 2014, and an additional $176 million annually over each of the next 18 years of federal tax loss carryforwards, should become unrestricted and available for Charter’s use.  Those limitation amounts accumulate for future use to the extent they are not utilized in a given year.  Charter’s state loss carryforwards are also subject to similar, but varying, restrictions on their future use.  Charter’s indirect corporate subsidiaries are also subject to separate Section 382 limitations on the utilization of their net operating loss carryforwards.  If the Company was to experience another “ownership change” in the future, its ability to use its loss carryforwards could be subject to further limitations.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained.  The Company did not have any unrecognized tax benefits for the year ended December 31, 2008.  A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other long-term liabilities in the accompanying consolidated balance sheets of the Company is as follows.

Balance at January 1, 2009 (Predecessor)	$--
Additions based on tax positions related to current period	20

Balance at November 30, 2009 (Predecessor)	20
Additions based on tax positions related to current period	3

Balance at December 31, 2009 (Successor)	23
Additions based on tax positions related to prior year	228
Reductions due to tax positions related to prior year	(27)

Balance at December 31, 2010 (Successor)	$224

Included in the balance at December 31, 2010, are additions to the uncertain tax position of $228 million related to a 2009 tax position for which the ultimate deductibility is highly certain, but for which there is uncertainty about the character of the deductibility.  Included in the balance at December 31, 2009, are $23 million of uncertain tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the character of the deductibility.  The change in character of the deduction would not impact the annual effective tax rate after consideration of the valuation allowance.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

The Company does not currently anticipate that its existing reserves related to uncertain income tax positions as of December 31, 2010 will significantly increase or decrease during the twelve-month period ending December 31, 2011; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

No tax years for Charter, Charter Holdco, or its indirect subsidiaries are currently under examination by the Internal Revenue Service.  Tax years ending 2007 through 2010 remain subject to examination and assessment.  Years prior to 2007 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

19.      Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the average number of shares of common stock outstanding during the period.  Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, performance shares and units, convertible debt, convertible redeemable preferred stock and exchangeable membership units.  Basic loss per share equaled diluted loss per share for the years ended December 31, 2010 and 2008.

	Successor
	One Month Ended December 31, 2009
	Earnings	Shares	Earnings Per Share

Basic earnings per share	$2	112,078,089	$0.02

Effect of Class B common stock	--	212,923	--
CII warrants	--	2,055,849	--

Diluted earnings per share	$2	114,346,861	$0.02
The shares of Class B common stock held by Mr. Allen had a 35% voting interest in Charter, on a fully diluted basis, and were exchangeable at any time on a one-for-one basis for shares of Charter Class A common stock. The CII warrants represent shares resulting from the exercise of warrants held by CII.  See Note 23.

The 1.3 million Charter Holdings warrants and 6.4 million CIH warrants were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares.  Restricted stock was also not included in the computation of diluted earnings per share because the effect would have been antidilutive.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

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

Charter is a holding company and its principal assets are its equity interest in Charter Holdco and prior to the Effective Date, certain mirror notes payable by Charter Holdco to Charter and mirror preferred units held by Charter, which had the same principal amount and terms as those of Charter’s convertible senior notes and Charter’s outstanding preferred stock.  During the year ended December 31, 2008 (Predecessor), Charter Holdco paid to Charter $32 million related to interest on the mirror notes. No amounts were paid for 2009 and 2010.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries.  Under these agreements, Charter and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries.  The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims.  Costs associated with providing these services are charged directly to the Company’s operating subsidiaries and are included within operating costs in the accompanying consolidated statements of operations.  Such costs totaled $246 million, $21 million, $217 million and $213 million for the year ended December 31, 2010 (Successor), one month ended December 31, 2009

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

(Successor), eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor), respectively.  All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements.  The management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries in 2010, 2009 and 2008.

CC VIII, LLC Interest

For the year ended December 31, 2009, pursuant to indemnification provisions in the October 2005 settlement with Mr. Allen regarding the CC VIII, LLC (“CC VIII”) interest, the Company reimbursed Vulcan Inc. approximately $3 million in legal expenses.

Allen Agreement

In connection with the Plan, Charter, Mr. Allen and CII entered into a separate restructuring agreement (as amended, the “Allen Agreement”), in settlement and compromise of their legal, contractual and equitable rights, claims and remedies against Charter and its subsidiaries.  In addition to any amounts received by virtue of CII’s holding other claims against Charter and its subsidiaries, on the Effective Date, CII was issued 2.2 million shares of the new Charter Class B common stock equal to 2% of the equity value of Charter, after giving effect to the equity rights offering, but prior to issuance of warrants and equity-based awards provided for by the Plan and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.  Each share of new Charter Class B common stock is convertible, at the option of the holder or the Disinterested Members of the Board of Directors of Charter, into one share of new Charter Class A common stock, and is subject to significant restrictions on transfer and conversion.  Certain holders of new Charter Class A common stock (and securities convertible into or exercisable or exchangeable therefore) and new Charter Class B common stock received certain customary registration rights with respect to their shares.  On the Effective Date, CII received: (i) 4.7 million warrants to purchase shares of new Charter Class A common stock, (ii) $85 million principal amount of new CCH II notes (transferred from CCH I, LLC (“CCH I”) noteholders), (iii) $25 million in cash for amounts previously owed to CII under a management agreement, (iv) $20 million in cash for reimbursement of fees and expenses in connection with the Plan, and (v) an additional $150 million in cash.  The warrants described above have an exercise price of $19.80 per share and expire seven years after the date of issuance. In addition, on the Effective Date, CII retained a minority equity interest in reorganized Charter Holdco of 1% and a right to exchange such interest into new Charter Class A common stock. On December 28, 2009, CII exchanged 81% of its interest in Charter Holdco, and on February 8, 2010 the remaining interest was exchanged after which Charter Holdco became 100% owned by Charter.  Further, Mr. Allen transferred his preferred equity interest in CC VIII to Charter.  As of December 31, 2010, Mr. Allen held all 2,241,299 shares of Class B common stock of Charter.  Pursuant to the terms of the Certificate of Incorporation of Charter, on January 18, 2011, the Disinterested Members of the Board of Directors of Charter caused a conversion of the shares of Class B common stock into shares of Class A common stock on a one-for-one basis.  As a result of such conversion, Mr. Allen no longer has the right to appoint four directors and the Class B directors became Class A directors. On January 18, 2011, directors William L. McGrath and Christopher M. Temple, both former Class B directors, resigned from Charter’s board of directors. Edgar Lee and Stan Parker were appointed to fill the vacant positions.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

21.      Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2010 for its contractual obligations.

	Total	2011	2012	2013	2014	2015	Thereafter

Contractual Obligations
Capital and Operating Lease Obligations (1)	$89	$23	$20	$16	$13	$7	$10
Programming Minimum Commitments(2)	267	103	108	56	--	--	--
Other (3)	290	235	7	3	1	44	--

Total	$646	$361	$135	$75	$14	$51	$10

(1)  The Company leases certain facilities and equipment under noncancelable operating leases.  Leases and rental costs charged to expense for the year ended December 31, 2010 (Successor), one month ended December 31, 2009 (Successor), eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor), were $24 million, $2 million, $23 million and $24 million, respectively.

(2)  The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the accompanying statement of operations were $1.8 billion, $146 million, $1.6 billion and $1.6 billion, for the year ended December 31, 2010 (Successor), one month ended December 31, 2009 (Successor), eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor), respectively.  Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3) “Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company’s billing services vendors.

The following items are not included in the contractual obligation table due to various factors discussed below.  However, the Company incurs these costs as part of its operations:

•
The Company rents utility poles used in its operations.  Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur.  Rent expense incurred for pole rental attachments for the year ended December 31, 2010 (Successor), one month ended December 31, 2009 (Successor), eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor), was $50 million, $4 million, $43 million and $47 million, respectively.

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year.  The Company also pays other franchise related costs, such as public education grants, under multi-year agreements.  Franchise fees and other franchise-related costs included in the accompanying statement of operations were $178 million, $15 million, $161 million and $179 million for the year ended December 31, 2010 (Successor), one month ended December 31, 2009 (Successor), eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor), respectively.

•	The Company also has $73 million in letters of credit, primarily to its various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

Litigation

On August 28, 2008, a lawsuit was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al.  v. Charter Communications, LLC and Charter Communications, Inc.).  The plaintiffs sought to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California.  Plaintiffs alleged that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked.  In May 2010, the parties entered into a settlement agreement disposing of all claims, including those potential wage and hour claims for potential class members in additional states beyond the four identified above. On September 24, 2010, the court granted final approval of the settlement. The Company accrued and paid expected settlement costs associated with this case. The Company has been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future.  The Company cannot predict the outcome of any such claims.

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

Six appeals were filed relating to confirmation of the Plan.  The parties initially pursing appeals were: (i) JPMorgan; (ii) Wilmington Trust Company (“Wilmington Trust”) (as indenture trustee for the holders of the 8% senior second lien notes due 2012 and 8.375% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp. and the 10.875% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp.); (iii) Wells Fargo Bank, N.A. (“Wells Fargo”) (in its capacities as successor Administrative Agent and successor Collateral Agent for the third lien prepetition secured lenders to CCO Holdings under the CCO Holdings credit facility); (iv) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); (v) R2 Investments, LDC (“R2 Investments”) (an equity interest holder in Charter); and (vi) certain plaintiffs representing a putative class in a securities action against three former Charter officers or directors filed in the United States District Court for the Eastern District of Arkansas (Iron Workers Local No. 25 Pension Fund, Indiana Laborers Pension Fund, and Iron Workers District Council of Western New York and Vicinity Pension Fund, in the action styled Iron Workers Local No. 25 Pension Fund v. Allen, et al., Case No. 4:09-cv-00405-JLH (E.D. Ark.).

Charter Operating amended its senior secured credit facilities effective March 31, 2010.  In connection with the closing of these amendments, each of Bank of America, N.A. and JPMorgan, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss the pending appeal of the Company’s Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to the Company’s Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York.  The lenders filed their Stipulation of that dismissal and waiver of objections and it was signed by the judge on April 1, 2010 and the case dismissed.  On December 3, 2009, Wilmington Trust withdrew its notice of appeal.  On April 14, 2010, Wells Fargo filed their Stipulation of Dismissal of their appeal on behalf of the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

lenders under the CCO Holdings credit facility.  This Stipulation was signed by the judge on April 19, 2010 and the case dismissed. The remaining appeals by Law Debenture Trust, R2 Investments and the securities plaintiffs have been briefed but have not been argued to, or ruled upon by the District Court for the Southern District of New York. The Company cannot predict the ultimate outcome of the appeals.

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

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (“FCC”), some state governments and most local governments.  The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.  The Telecommunications Act of 1996 altered the regulatory structure governing the nation’s communications providers.  It removed barriers to competition in both the cable television market and the telephone market.  Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing telephone companies to provide video programming in their own telephone service areas.

Future legislative and regulatory changes could adversely affect the Company’s operations, including, without limitation, additional regulatory requirements the Company may be required to comply with as it offers services such as telephone.

22.      Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan.  Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service.  For each payroll period, the Company contributed to the 401(k) Plan (a) the total amount of the salary reduction the employee elects to defer between 1% and 50% and (b) prior to January 1, 2010, a matching contribution equal to 50% of the amount of the salary reduction the participant elected to defer (up to 5% of the participant’s payroll compensation), excluding any catch-up contributions.  The Company made contributions to the 401(k) plan totaling $1 million, $7 million and $8 million for the one month ended December 31, 2009 (Successor), eleven months ended November 30, 2009 (Predecessor) and year ended December 31, 2008 (Predecessor), respectively.

Effective January 1, 2010, the Company’s matching contribution is discretionary with the intent that any contribution be based on performance metrics used in its other bonus and incentive plans.  The discretionary performance contribution is made on an annual basis (instead of on a per pay period basis).  Each participant who makes before-tax contributions and is employed on the last day of the fiscal year received a portion of the discretionary performance contribution, if any, on a pro rata basis. The Company divided each participant’s before-tax contributions for the year (up to 5% of eligible earnings, excluding catch-up contributions) by the total employee contributions (up to 5% of eligible earnings, excluding catch-up contributions) for the year to determine each participant’s share of any discretionary performance contribution. The Company intends to make contributions to the 401(k) plan totaling $6 million for the year ended December 31, 2010 (Successor).

23.      Emergence from Reorganization Proceedings

On March 27, 2009, the Company and certain affiliates filed voluntary petitions in the Bankruptcy Court to reorganize under the Bankruptcy Code.  The Chapter 11 cases were jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435.  On May 7, 2009, the Company filed the Plan and

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

Disclosure Statement with the Bankruptcy Court.  The Plan was confirmed by order of the Bankruptcy Court on November 17, 2009, and became effective on the Effective Date, the date on which the Company emerged from protection under Chapter 11 of the Bankruptcy Code.

The Company selected December 1, 2009 for application of fresh start accounting. Accordingly, the results of operations of the Company for the eleven months ended November 30, 2009 include reorganization items of $644 million and a pre-emergence gain of $6.8 billion primarily resulting from the discharge of long-term debt under the Plan and the related accrued interest offset by the issuance of common stock, preferred stock, warrants and new notes to holders of such notes. The following notes were eliminated on the Effective Date:

Charter Convertible Notes. On the Effective Date, $482 million of Charter convertible senior notes were cancelled and holders of the convertible senior notes received $25 million in cash and 5.5 million shares of preferred stock issued by Charter valued at $145 million as of the Effective Date.

Charter Holdings Notes. On the Effective Date, $440 million of Charter Holdings senior and senior discount notes were cancelled. Holders of Charter Holdings notes received 1.3 million warrants to purchase shares of new Charter Class A common stock with an exercise price of $51.28 per share that expire five years after the date of issuance.  The warrants were valued at $6 million as of the Effective Date.

CCH I Holdings, LLC Notes. On the Effective Date, $2.5 billion of CCH I Holdings, LLC (“CIH”) senior and senior discount notes were cancelled.  Holders of CIH notes received 6.4 million warrants to purchase shares of new Charter Class A common stock with an exercise price of $46.86 per share that expire five years after the date of issuance.  The warrants were valued at $35 million as of the Effective Date.

CCH I, LLC Notes. On the Effective Date, $4.0 billion of CCH I senior and senior discount notes were cancelled. Holders of CCH I notes received 21.1 million shares of new Charter Class A common stock.  In addition, as part of the Plan, the holders of CCH I notes received and transferred to Mr. Allen $85 million principal amount of new CCH II notes valued at $101 million as of the Effective Date.

CCH II, LLC Notes. On the Effective Date, $2.5 billion of CCH II senior notes were cancelled through an exchange with holders who received new 13.500% senior CCH II notes and cash paid for the remaining unexchanged amount.

Fresh start accounting provided, among other things, for a determination of the value assigned to the equity of the emerging company as of a date selected for financial reporting purposes. In the Disclosure Statement, the reorganization value of the Company was set forth as approximately $14.1 billion to $16.6 billion, with a midpoint estimate of $15.4 billion. Under fresh start accounting, this reorganization value was allocated to the Company’s assets based on their respective fair values.  The fresh start adjustments to fair value resulted in an increase to the carrying value of property, plant and equipment of $2.0 billion, the establishment of customer relationships at a fair value of $2.4 billion, and the recording of goodwill of $951 million.  The reduction in long-term debt was $502 million to reflect it at its fair value and the net increase to shareholder’s equity was $6.0 billion.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

The significant assumptions related to the valuations of the Company's assets and liabilities in connection with fresh start accounting include the following:

Property, plant and equipment — Property, plant and equipment was valued at fair value of $6.8 billion as of November 30, 2009.  In establishing fair value for the vast majority of the Company’s property, plant and equipment, the cost approach was utilized. The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of all forms of depreciation as of the appraisal date.

The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of the Company's property, plant and equipment along with assumptions regarding the age and estimated useful lives of the Company's property, plant and equipment.

Intangible Assets — The Company identified the following intangible assets to be valued:  (i) franchise marketing rights, (ii) customer relationships, and (iii) trademarks.

Franchise marketing rights and customer relationships were valued using an income approach and were valued at $5.3 billion and $2.4 billion, respectively, as of November 30, 2009. See Note 5 to the consolidated financial statements for a description of the methods used to value intangible assets.

The relief from royalty method was used to value trademarks at $158 million as of November 30, 2009. See Note 5 to the consolidated financial statements for a description of the methods used to value intangible assets.

Long-Term Debt – Long-term debt was valued at fair value using quoted market prices.

We recorded a pre-tax gain of $5.7 billion resulting from the aggregate changes to the net carrying value of our pre-emergence assets and liabilities to record their fair values under fresh start accounting. Income tax benefit for the eleven months ended November 30, 2009 (Predecessor) includes $92 million of benefit related to these adjustments and to gains due to Plan effects.

Reorganization items, net is presented separately in the condensed consolidated statements of operations and represents items of income, expense, gain or loss that are realized or incurred by the Company because it was in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Reorganization items, net consisted of the following items:

	Successor		Predecessor
	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Penalty interest, net	$--	$--	$351
Loss on debt at allowed claim amount	--	--	97
Professional fees	6	3	167
Paul Allen management fee settlement – related party	--	--	11
Other	--	--	18

Total Reorganization Items, Net	$6	$3	$644

Reorganization items, net consist of adjustments to record liabilities at the allowed claim amounts, including the write off of deferred financing fees, and other expenses directly related to the Company’s bankruptcy proceedings.  Post-

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

emergence professional fees relate to claim settlements, plan implementation and other transition costs related to the Plan.

24.      Recently Issued Accounting Standards

In October 2009, the FASB issued guidance included in ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. The Company adopted ASU 2009-13 on January 1, 2011.  The adoption did not have a material impact to its consolidated financial statements.

In January 2010, the FASB issued guidance included in ASU 2010-06, Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 provides amendments to Topic 820 to provide more robust fair value disclosures. The disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements is effective for fiscal years beginning after December 15, 2010 and all interim periods within.  The Company adopted ASU 2010-06 on January 1, 2011.  The adoption did not have a material impact on its consolidated financial statements.

25.      Unaudited Quarterly Financial Data

The following table presents quarterly data for the periods presented on the consolidated statement of operations:
	Year Ended December 31, 2010
	Successor
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$1,735	$1,771	$1,769	$1,784
Income from operations	$251	$254	$240	$279
Net income (loss) – Charter shareholders	$24	$(81)	$(95)	$(85)

Earnings (loss) per common share – Charter shareholders:
Basic	$0.21	$(0.72)	$(0.84)	$(0.75)
Diluted	$0.21	$(0.72)	$(0.84)	$(0.75)

Weighted average common shares outstanding:
Basic	113,020,967	113,110,882	113,110,889	113,308,253
Diluted	114,883,134	113,110,882	113,110,889	113,308,253

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

	Year Ended December 31, 2009
	Predecessor				Successor
	First	Second	Third	Two Months Ended November 30,	One Month Ended December 31,
	Quarter	Quarter	Quarter	2009	2009
Revenues	$1,662	$1,690	$1,693	$1,138	$572
Income (loss) from operations	$334	$301	$(2,591)	$893	$84
Net income (loss) – Charter shareholders	$(205)	$(112)	$(1,035)	$12,716	$2

Earnings (loss) per common share – Charter shareholders:
Basic	$(0.54)	$(0.30)	$(2.73)	$33.55	$0.02
Diluted	$(0.54)	$(0.30)	$(2.73)	$14.09	$0.02

Weighted average common shares outstanding:
Basic	378,095,547	378,982,037	379,066,320	379,080,041	112,078,089
Diluted	378,095,547	378,982,037	379,066,320	902,362,926	114,346,861

26.      Consolidating Schedules

The CCO Holdings notes and the CCO Holdings credit facility are obligations of CCO Holdings.  The CCH II notes issued on the Effective Date are obligations of CCH II.  However, these obligations are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.

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

Condensed consolidating financial statements as of December 31, 2010 and 2009 and for the year ended December 31, 2010, one month ended December 31, 2009, eleven months ended November 30, 2009 and year ended December 31, 2008 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
Successor
As of December 31, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$--	$3	$1	$--	$--	$4
Restricted cash and cash equivalents	--	--	--	--	28	--	28
Accounts receivable, net	--	1	--	--	246	--	247
Receivables from related party	57	182	8	8	--	(255)	--
Prepaid expenses and other current assets	2	20	--	--	25	--	47
Total current assets	59	203	11	9	299	(255)	326

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	34	--	--	6,785	--	6,819
Franchises	--	--	--	--	5,257	--	5,257
Customer relationships, net	--	--	--	--	2,000	--	2,000
Goodwill	--	--	--	--	951	--	951
Total investment in cable properties, net	--	34	--	--	14,993	--	15,027

CC VIII PREFERRED INTEREST	79	183	--	--	--	(262)	--

INVESTMENT IN SUBSIDIARIES	1,889	1,409	3,296	5,946	--	(12,540)	--

LOANS RECEIVABLE – RELATED PARTY	--	42	248	252	--	(542)	--

OTHER NONCURRENT ASSETS	--	160	--	43	153	(2)	354

Total assets	$2,027	$2,031	$3,555	$6,250	$15,445	$(13,601)	$15,707

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11	$138	$89	$40	$771	$--	$1,049
Payables to related party	--	--	--	--	255	(255)	--
Total current liabilities	11	138	89	40	1,026	(255)	1,049

LONG-TERM DEBT	--	--	2,057	2,914	7,335	--	12,306
LOANS PAYABLE – RELATED PARTY	--	--	--	--	542	(542)	--
OTHER LONG-TERM LIABILITIES	536	4	--	--	334	--	874

Shareholders’/Member’s equity	1,480	1,889	1,409	3,296	5,946	(12,542)	1,478
Noncontrolling interest	--	--	--	--	262	(262)	--
Total shareholders’/member’s equity	1,480	1,889	1,409	3,296	6,208	(12,804)	1,478

Total liabilities and shareholders’/member’s equity	$2,027	$2,031	$3,555	$6,250	$15,445	$(13,601)	$15,707

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
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
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
Successor
For the year ended December 31, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$33	$118	$--	$--	$7,059	$(151)	$7,059

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	3,064	--	3,064
Selling, general and administrative	33	118	--	--	1,422	(151)	1,422
Depreciation and amortization	--	--	--	--	1,524	--	1,524
Other operating expenses, net	--	--	--	--	25	--	25

	33	118	--	--	6,035	(151)	6,035

Income from operations	--	--	--	--	1,024	--	1,024

OTHER INCOME AND (EXPENSES):
Interest expense, net	--	1	(196)	(142)	(540)	--	(877)
Reorganization items, net	--	--	--	--	(6)	--	(6)
Loss on extinguishment of debt	--	--	--	(17)	(68)	--	(85)
Other income, net	2	--	--	--	--	--	2
Equity in income of subsidiaries	25	(2)	194	353	--	(570)	--

	27	(1)	(2)	194	(614)	(570)	(966)

Income (loss) before income taxes	27	(1)	(2)	194	410	(570)	58

INCOME TAX EXPENSE	(275)	--	--	--	(20)	--	(295)

Consolidated net income (loss)	(248)	(1)	(2)	194	390	(570)	(237)

Less: Net (income) loss – noncontrolling interest	11	26	--	--	(37)	--	--

Net income (loss)	$(237)	$25	$(2)	$194	$353	$(570)	$(237)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
Successor
For the one month ended December 31, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$7	$12	$--	$--	$572	$(19)	$572

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	246	--	246
Selling, general and administrative	7	10	--	--	116	(17)	116
Depreciation and amortization	--	--	--	--	122	--	122
Other operating expenses, net	--	--	--	--	4	--	4

	7	10	--	--	488	(17)	488

Income from operations	--	2	--	--	84	(2)	84

OTHER INCOME AND (EXPENSES):
Interest expense, net	--	--	(16)	(7)	(45)	--	(68)
Reorganization items, net	--	(2)	--	--	(3)	2	(3)
Other expense, net	(3)	--	--	--	--	--	(3)
Equity in income of subsidiaries	9	6	22	29	--	(66)	--

	6	4	6	22	(48)	(64)	(74)

Income before income taxes	6	6	6	22	36	(66)	10

INCOME TAX EXPENSE	(4)	--	--	--	(4)	--	(8)

Consolidated net income	2	6	6	22	32	(66)	2

Less: Net (income) loss – noncontrolling interest	--	3	--	--	(3)	--	--

Net income	$2	$9	$6	$22	$29	$(66)	$2

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
Predecessor
For the eleven months ended November 30, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$29	$306	$--	$--	$6,183	$(335)	$6,183

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	2,663	--	2,663
Selling, general and administrative	17	133	--	--	1,264	(150)	1,264
Depreciation and amortization	--	--	--	--	1,194	--	1,194
Impairment of franchises	--	--	--	--	2,163	--	2,163
Other operating income, net	--	--	--	--	(38)	--	(38)

	17	133	--	--	7,246	(150)	7,246

Income (loss) from operations	12	173	--	--	(1,063)	(185)	(1,063)

OTHER INCOME AND (EXPENSES):
Interest expense, net	--	(204)	(233)	(68)	(515)	--	(1,020)
Gain (loss) due to Plan effects	(229)	7,400	(351)	--	(2)	--	6,818
Gain due to fresh start accounting adjustments	--	158	--	25	5,476	--	5,659
Reorganization items, net	(12)	(229)	(38)	(22)	(528)	185	(644)
Change in value of derivatives	--	--	--	--	(4)	--	(4)
Other income, net	--	--	--	--	2	--	2
Equity in income of subsidiaries	11,203	2,666	3,288	3,353	--	(20,510)	--

	10,962	9,791	2,666	3,288	4,429	(20,325)	10,811

Income before income taxes	10,974	9,964	2,666	3,288	3,366	(20,510)	9,748

INCOME TAX BENEFIT (EXPENSE)	390	--	--	--	(39)	--	351

Consolidated net income	11,364	9,964	2,666	3,288	3,327	(20,510)	10,099

Less: Net loss – noncontrolling interest	--	1,239	--	--	26	--	1,265

Net income	$11,364	$11,203	$2,666	$3,288	$3,353	$(20,510)	$11,364

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
Predecessor
For the year ended December 31, 2008

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$21	$166	$--	$--	$6,479	$(187)	$6,479

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	2,807	--	2,807
Selling, general and administrative	21	166	--	--	1,386	(187)	1,386
Depreciation and amortization	--	--	--	--	1,310	--	1,310
Impairment of franchises	--	--	--	--	1,521	--	1,521
Other operating expenses, net	--	--	--	--	69	--	69

	21	166	--	--	7,093	(187)	7,093

Operating loss	--	--	--	--	(614)	--	(614)

OTHER INCOME AND (EXPENSES):
Interest expense, net	--	(841)	(246)	(74)	(744)	--	(1,905)
Change in value of derivatives	--	33	--	--	(62)	--	(29)
Gain (loss) on extinguishment of debt	--	8	(4)	--	--	--	4
Other expense, net	--	--	--	--	(6)	--	(6)
Equity in losses of subsidiaries	(2,514)	(1,723)	(1,473)	(1,399)	--	7,109	--

	(2,514)	(2,523)	(1,723)	(1,473)	(812)	7,109	(1,936)

Loss before income taxes	(2,514)	(2,523)	(1,723)	(1,473)	(1,426)	7,109	(2,550)

INCOME TAX BENEFIT	63	--	--	--	40	--	103

Consolidated net loss	(2,451)	(2,523)	(1,723)	(1,473)	(1,386)	7,109	(2,447)

Less: Net (income) loss – noncontrolling interest	--	9	--	--	(13)	--	(4)

Net loss	$(2,451)	$(2,514)	$(1,723)	$(1,473)	$(1,399)	$7,109	$(2,451)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
Successor
For the year ended December 31, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(248)	$(1)	$(2)	$194	$390	$(570)	$(237)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	1,524	--	1,524
Noncash interest expense	--	--	(35)	12	97	--	74
Loss on extinguishment of debt	--	--	--	15	66	--	81
Deferred income taxes	275	--	--	--	12	--	287
Equity in losses of subsidiaries	(25)	2	(194)	(353)	--	570	--
Other, net	(2)	2	--	--	34	--	34
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	--	--	--	--	--	--	--
Prepaid expenses and other assets	(2)	4	--	--	20	--	22
Accounts payable, accrued expenses and other	--	--	70	31	25	--	126
Receivables from and payables to related party	(18)	(21)	(16)	(14)	69	--	--

Net cash flows from operating activities	(20)	(14)	(177)	(115)	2,237	--	1,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(1,209)	--	(1,209)
Change in accrued expenses related to capital expenditures	--	--	--	--	8	--	8
Investment in subsidiary	(45)	(77)	(5)	(1,697)	--	1,824	--
Distributions from subsidiary	6	36	172	251	--	(465)	--
Loans to subsidiaries	--	(30)	--	--	--	30	--
Other, net	--	--	--	--	31	--	31

Net cash flows from investing activities	(39)	(71)	167	(1,446)	(1,170)	1,389	(1,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	2,600	515	--	3,115
Repayments of long-term debt	--	--	--	(826)	(3,526)	--	(4,352)
Repayments of preferred stock	(138)	--	--	--	--	--	(138)
Payment for debt issuance costs	--	--	--	(45)	(31)	--	(76)
Purchase of treasury stock	(6)	--	--	--	--	--	(6)
Contributions from parent	--	109	13	5	1,697	(1,824)	--
Distributions to parent	--	(36)	(6)	(172)	(251)	465	--
Borrowings from parent	--	--	--	--	30	(30)	--
Other, net	--	--	--	--	(6)	--	(6)

Net cash flows from financing activities	(144)	73	7	1,562	(1,572)	(1,389)	(1,463)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(203)	(12)	(3)	1	(505)	--	(722)
CASH AND CASH EQUIVALENTS, beginning of period	203	12	6	--	533	--	754

CASH AND CASH EQUIVALENTS, end of period	$--	$--	$3	$1	$28	$--	$32

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
Successor
For the one month ended December 31, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2	$9	$6	$22	$29	$(66)	$2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	122	--	122
Noncash interest expense	--	--	(5)	1	9	--	5
Deferred income taxes	4	--	--	--	3	--	7
Equity in losses of subsidiaries	(9)	(6)	(22)	(29)	--	66	--
Other, net	2	(2)	--	--	3	--	3
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	--	--	--	--	26	--	26
Prepaid expenses and other assets	--	---	--	--	2	--	2
Accounts payable, accrued expenses and other	(14)	(16)	21	6	19	--	16
Receivables from and payables to related party	--	18	--	--	(18)	--	--

Net cash flows from operating activities	(15)	3	--	--	195	--	183

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(108)	--	(108)
Change in accrued expenses related to capital expenditures	--	--	--	--	--	--	--
Other, net	--	--	--	--	(3)	--	(3)

Net cash flows from investing activities	--	--	--	--	(111)	--	(111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	--	--	--	--	(17)	--	(17)

Net cash flows from financing activities	--	--	--	--	(17)	--	(17)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15)	3	--	--	67	--	55
CASH AND CASH EQUIVALENTS, beginning of period	218	9	6	--	466	--	699

CASH AND CASH EQUIVALENTS, end of period	$203	$12	$6	$--	$533	$--	$754

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
Predecessor
For the eleven months ended November 30, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$11,364	$9,964	$2,666	$3,288	$3,327	$(20,510)	$10,099
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	1,194	--	1,194
Impairment of franchises	--	--	--	--	2,163	--	2,163
Noncash interest expense	--	11	9	2	20	--	42
Change in value of derivatives	--	--	--	--	4	--	4
(Gain) loss due to effects of Plan	229	(7,400)	351	--	2	--	(6,818)
Gain due to fresh start accounting adjustments	--	(158)	--	(25)	(5,476)	--	(5,659)
Noncash reorganization items, net	--	56	(8)	--	122	--	170
Deferred income taxes	(390)	--	--	--	32	--	(358)
Equity in income of subsidiaries	(11,203)	(2,666)	(3,288)	(3,353)	--	20,510	--
Other, net	--	(1)	--	1	31	--	31
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	--	--	--	--	(52)	--	(52)
Prepaid expenses and other assets	--	(12)	--	--	(24)	--	(36)
Accounts payable, accrued expenses and other	(18)	195	279	(6)	(658)	(136)	(344)
Receivables from and payables to related party, including deferred management fees	--	14	(8)	(10)	(21)	--	(25)

Net cash flows from operating activities	(18)	3	1	(103)	664	(136)	411

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(1,026)	--	(1,026)
Change in accrued expenses related to capital expenditures	--	--	--	--	(10)	--	(10)
Purchase of CC VIII interest	(150)	--	--	--	--	--	(150)
Purchase of CCH II notes and accrued interest	(1,112)	--	--	--	--	1,112	--
Investment in subsidiaries	(71)	(255)	(51)	(25)	--	402	--
Payments from subsidiaries	19	--	--	75	--	(94)	--
Other, net	--	--	--	--	(7)	--	(7)

Net cash flows from investing activities	(1,314)	(255)	(51)	50	(1,043)	1,420	(1,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Rights Offering	1,614	--	--	--	--	--	1,614
Repayments of long-term debt	(25)	--	--	--	(53)	(976)	(1,054)
Repayments to parent companies	--	(19)	--	--	(75)	94	--
Payments for debt issuance costs	(39)	--	--	--	--	--	(39)
Contributions from parent	--	275	51	51	25	(402)	--
Other, net	--	(2)	--	--	2	--	--

Net cash flows from financing activities	1,550	254	51	51	(101)	(1,284)	521

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	218	2	1	(2)	(480)	--	(261)
CASH AND CASH EQUIVALENTS, beginning of period	--	7	5	2	946	--	960

CASH AND CASH EQUIVALENTS, end of period	$218	$9	$6	$--	$466	$--	$699

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
Predecessor
For the year ended December 31, 2008

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(2,451)	$(2,523)	$(1,723)	$(1,473)	$(1,386)	$7,109	$(2,447)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	1,310	--	1,310
Impairment of franchises	--	--	--	--	1,521	--	1,521
Noncash interest expense	--	31	8	3	19	--	61
Change in value of derivatives	--	(33)	--	--	62	--	29
(Gain) loss on extinguishment of debt	--	(9)	4	--	--	--	(5)
Deferred income taxes	(63)	3	--	--	(47)	--	(107)
Equity in losses of subsidiaries	2,514	1,723	1,473	1,399	--	(7,109)	--
Other, net	--	--	--	--	48	--	48
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	--	4	--	--	(1)	--	3
Prepaid expenses and other assets	--	(1)	--	--	--	--	(1)
Accounts payable, accrued expenses and other	--	8	--	(1)	(20)	--	(13)
Receivables from and payables to related party, including deferred management fees	--	(22)	(11)	(19)	52	--	--

Net cash flows from operating activities	--	(819)	(249)	(91)	1,558	--	399

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(1,202)	--	(1,202)
Change in accrued expenses related to capital expenditures	--	--	--	--	(39)	--	(39)
Investment in subsidiaries	--	(17)	--	--	--	17	--
Distributions from subsidiaries	--	1,347	1,072	1,163	--	(3,582)	--
Other, net	--	--	--	--	31	--	31

Net cash flows from investing activities	--	1,330	1,072	1,163	(1,210)	(3,565)	(1,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	--	3,105	--	3,105
Repayments of long-term debt	--	(175)	--	--	(1,179)	--	(1,354)
Repayments to parent companies	--	115	--	--	(115)	--	--
Payments for debt issuance costs	--	--	(4)	--	(38)	--	(42)
Distributions to parent	--	(511)	(836)	(1,072)	(1,163)	3,582	--
Contributions from parent	--	--	17	--	--	(17)	--
Other, net	--	(1)	--	--	(12)	--	(13)

Net cash flows from financing activities	--	(572)	(823)	(1,072)	598	3,565	1,696

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	--	(61)	--	--	946	--	885
CASH AND CASH EQUIVALENTS, beginning of period	--	68	5	2	--	--	75

CASH AND CASH EQUIVALENTS, end of period	$--	$7	$5	$2	$946	$--	$960