Form 10-Q
period 2011-03-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2011-05-03
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                              (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

Number of shares of Class A common stock outstanding as of March 31, 2011: 110,035,469

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended March 31, 2011

This quarterly report on Form 10-Q is for the three months ended March 31, 2011.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” under Part II, Item 1A and the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC.  Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning” and “potential,” among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

•
the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, and digital subscriber line ( “DSL”) providers and competition from video provided over the Internet;

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

PART I. FINANCIAL INFORMATION.

Item 1.    Financial Statements.
CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26	$4
Restricted cash and cash equivalents	28	28
Accounts receivable, less allowance for doubtful accounts of $16 and $17, respectively	223	247
Prepaid expenses and other current assets	56	47
Total current assets	333	326

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	6,870	6,819
Franchises	5,257	5,257
Customer relationships, net	1,923	2,000
Goodwill	951	951
Total investment in cable properties, net	15,001	15,027

OTHER NONCURRENT ASSETS	371	354

Total assets	$15,705	$15,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,028	$1,049
Total current liabilities	1,028	1,049

LONG-TERM DEBT	12,554	12,306
OTHER LONG-TERM LIABILITIES	941	874

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
114,711,944 and 112,494,166 shares issued, respectively	--	--
Class B common stock; $.001 par value; 25 million shares authorized;
no shares and 2,241,299 shares issued and outstanding, respectively	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	1,786	1,776
Accumulated deficit	(345)	(235)
Treasury stock at cost; 4,676,475 and 176,475 shares, respectively	(213)	(6)
Accumulated other comprehensive loss	(46)	(57)
Total shareholders’ equity	1,182	1,478

Total liabilities and shareholders’ equity	$15,705	$15,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Unaudited

	Three Months Ended March 31,
	2011	2010

REVENUES	$1,770	$1,735

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	768	756
Selling, general and administrative	345	347
Depreciation and amortization	383	369
Other operating expenses, net	5	12

	1,501	1,484

Income from operations	269	251

OTHER EXPENSES:
Interest expense, net	(233)	(204)
Loss on extinguishment of debt	(67)	(1)
Other expenses, net	--	(3)

	(300)	(208)

Income (loss) before income taxes	(31)	43

INCOME TAX EXPENSE	(79)	(19)

Net income (loss)	$(110)	$24

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.97)	$0.21
Diluted	$(0.97)	$0.21
Weighted average common shares outstanding, basic	113,224,303	113,020,967
Weighted average common shares outstanding, diluted	113,224,303	114,883,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(110)	$24
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	383	369
Noncash interest expense	12	18
Loss on extinguishment of debt	67	1
Deferred income taxes	77	16
Other, net	7	6
Changes in operating assets and liabilities:
Accounts receivable	24	25
Prepaid expenses and other assets	(9)	--
Accounts payable, accrued expenses and other	(4)	71

Net cash flows from operating activities	447	530

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(356)	(310)
Change in accrued expenses related to capital expenditures	(19)	(15)
Other, net	(6)	(5)

Net cash flows from investing activities	(381)	(330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,846	--
Repayments of long-term debt	(1,666)	(667)
Payments for debt issuance costs	(22)	(31)
Purchase of treasury stock	(207)	--
Other, net	5	(2)

Net cash flows from financing activities	(44)	(700)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22	(500)
CASH AND CASH EQUIVALENTS, beginning of period	32	754

CASH AND CASH EQUIVALENTS, end of period	$54	$254

CASH PAID FOR INTEREST	$202	$152

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

1.     Organization and Basis of Presentation

Organization

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter owns cable systems through its subsidiaries, which are collectively, with Charter, referred to herein as the “Company.”  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is a cable operator providing services in the United States.  The Company offers to residential and commercial customers traditional cable video programming (basic and digital video), high-speed Internet services, and telephone services, as well as advanced video services such as Charter OnDemand™, high-definition television, and digital video recorder (“DVR”) service.  The Company sells its cable video programming, high-speed Internet, telephone, and advanced video services primarily on a subscription basis.  The Company also sells local advertising on cable networks and provides fiber connectivity to cellular towers.

On November 17, 2009, the Company’s Joint Plan of Reorganization (the “Plan”) was confirmed by order of the Bankruptcy Court, and became effective on November 30, 2009 (the “Effective Date”), the date on which the Company emerged from protection under Chapter 11 of the Bankruptcy Code. Upon the Company’s emergence from bankruptcy, the Company adopted fresh start accounting. This resulted in the Company becoming a new entity on December 1, 2009, with a new capital structure, a new accounting basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment, intangibles and goodwill; income taxes; contingencies; and programming expense.  Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform with the 2011 presentation.

Restricted cash on the accompanying condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010 of $28 million represents amounts held in escrow accounts pending final resolution from the Bankruptcy Court. Restricted cash is included in cash and cash equivalents on the accompanying condensed consolidated statements of cash flows.  Approximately $12 million of restricted cash held in an escrow account established in bankruptcy proceedings was used to pay for professional services for the three months ended March 31, 2010.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2.     Franchises, Goodwill and Other Intangible Assets

As of March 31, 2011 and December 31, 2010, indefinite-lived and finite-lived intangible assets are presented in the following table:

	March 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$5,257	$--	$5,257	$5,257	$--	$5,257
Goodwill	951	--	951	951	--	951
Trademarks	158	--	158	158	--	158

	$6,366	$--	$6,366	$6,366	$--	$6,366

Finite-lived intangible assets:
Customer relationships	$2,358	$435	$1,923	$2,358	$358	$2,000
Other intangible assets	60	9	51	53	7	46
	$2,418	$444	$1,974	$2,411	$365	$2,046

Amortization expense related to customer relationships and other intangible assets for the three months ended March 31, 2011 and 2010 was approximately $79 million and $86 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

9 months ended December 31, 2011	$235
2012	288
2013	261
2014	235
2015	209
2016	182
Thereafter	564

$1,974

Actual amortization expense in future periods could differ from these estimates as a result of new intangible assets, acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Accounts payable – trade	$166	$168
Accrued capital expenditures	35	54
Accrued expenses:
Interest	181	162
Programming costs	296	282
Compensation	106	124
Franchise-related fees	46	53
Other	198	206

	$1,028	$1,049

4.     Long-Term Debt

Long-term debt consists of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCH II, LLC:
13.500% senior notes due November 15, 2016	$1,766	$2,047	$1,766	$2,057
CCO Holdings, LLC:
7.25% senior notes due October 30, 2017	1,000	1,000	1,000	1,000
7.875% senior notes due April 30, 2018	900	900	900	900
7.00% senior notes due January 15, 2019	1,400	1,390	--	--
8.125% senior notes due April 30, 2020	700	700	700	700
Credit facility due September 6, 2014	350	317	350	314
Charter Communications Operating, LLC:
8.00% senior second-lien notes due April 30, 2012	1,100	1,110	1,100	1,112
10.875% senior second-lien notes due September 15, 2014	546	589	546	591
Credit facilities	4,744	4,501	5,954	5,632
Long-Term Debt	$12,506	$12,554	$12,316	$12,306

The accreted values presented above represent the fair value of the notes as of the Effective Date or the principal amount of the notes less the original issue discount at the time of sale, plus accretion to the balance sheet dates. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under the revolving portion of its credit facility of approximately $957 million as of March 31, 2011, and as such, debt maturing in the next twelve months is classified as long-term.

In January 2011, CCO Holdings, LLC (“CCO Holdings”) and CCO Holdings Capital Corp. closed on transactions in which they issued $1.4 billion aggregate principal amount of 7.00% Senior Notes due 2019. The net proceeds of the issuances were contributed by CCO Holdings to Charter Communications Operating, LLC (“Charter Operating”) as a capital contribution and were used to repay indebtedness under the Charter Operating credit facilities. The Company

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

recorded a loss on extinguishment of debt of approximately $67 million for the three months ended March 31, 2011 related to these transactions.

On March 31, 2010, Charter Operating entered into an amended and restated credit agreement.  The refinancing resulted in a loss on extinguishment of debt for the three months ended March 31, 2010 of approximately $1 million.

5.    Treasury Stock

On March 22, 2011, the Company purchased in a private transaction, 4.5 million shares of Charter’s Class A common stock from funds advised by Franklin Advisers, Inc.  The price paid was $46.10 per share for a total of $207 million.  The transaction was funded from existing cash on hand and available liquidity.  The shares are reflected on the Company’s condensed consolidated balance sheets as treasury stock.

During the year ended December 31, 2010, the Company withheld 176,475 shares of its common stock in payment of income tax withholding owed by employees upon vesting of restricted shares. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders’ equity.

6.    Comprehensive Income (Loss)

The Company reports changes in the fair value of interest rate swap agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria in other comprehensive income (loss).  Comprehensive loss was $99 million for the three months ended March 31, 2011.  Comprehensive income was $24 million for the three months ended March 31, 2010.  Comprehensive loss for the three months ended March 31, 2011 included an $11 million gain on the change in the fair value of interest rate swap agreements designated as cash flow hedges.  There were no cash flow hedges outstanding for the three months ended March 31, 2010.

7.    Accounting for Derivative Instruments and Hedging Activities

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

The Company does not hold or issue derivative instruments for speculative trading purposes.  The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations.  The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the three months ended March 31, 2011, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Interest rate swap agreements are included in other long-term liabilities at fair value of $46 million and $57 million as of March 31, 2011 and December 31, 2010, respectively. Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in other comprehensive income (loss).  For the three months ended March 31, 2011, gains of $11 million related to derivative instruments designated as cash flow hedges, were recorded in other comprehensive income (loss).  The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses).  For the three months ended March 31, 2011, $10 million was reclassified from accumulated other comprehensive loss into interest expense.  No interest rate swaps were outstanding during the three months ended March 31, 2010.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

As of March 31, 2011 and December 31, 2010, the Company had $2.0 billion in notional amounts of interest rate swap agreements outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

8.    Fair Value Measurements

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2011 and December 31, 2010 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s debt at March 31, 2011 and December 31, 2010 are based on quoted market prices and is classified within Level 1 (defined below) of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
CCH II, LLC notes	$2,047	$2,130	$2,057	$2,113
CCO Holdings notes	3,990	4,216	2,600	2,709
Charter Operating notes	1,699	1,769	1,703	1,774
Credit facilities	4,818	5,075	5,946	6,252

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

The interest rate derivatives designated as hedges were valued as $46 million and $57 million liabilities as of March 31, 2011 and December 31, 2010, respectively, using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 of the valuation hierarchy.  The weighted average pay rate for the Company’s interest rate swap agreements was 2.25% at March 31, 2011 and December 31, 2010 (exclusive of applicable spread).

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded in the three months ended March 31, 2011 and 2010.

9.    Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Loss on sales of assets, net	$--	$1
Special charges, net	5	11

	$5	$12

Loss on sales of assets, net

Loss on sales of assets, net represents the loss recognized on the sale of fixed assets and cable systems.

Special charges, net

Special charges, net for the three months ended March 31, 2011 primarily includes severance charges and for the three months ended March 31, 2010 primarily includes net amounts of litigation settlements and severance charges.

10.    Other Expenses, Net

Other expenses, net for the three months ended March 31, 2010 consisted primarily of reorganization items which represent items of income, expense, gain or loss that were realized or incurred by the Company because it was in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items consisted of $4 million in professional fees for the three months ended March 31, 2010. Post-emergence professional fees relate to claim settlements, Plan implementation and other transition costs related to the Plan.

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

For the three months ended March 31, 2011 and 2010, the Company recorded $79 million and $19 million of income tax expense, respectively.Income tax expense was recognized through increases in deferred tax liabilities related to Charter’s investment in Charter Holdco, and certain of Charter’s indirect subsidiaries, in addition to current federal and state income tax expense.  Income tax expense for the three months ended March 31, 2010 was reduced by $69 million related to the reduction of the valuation allowance in connection with Mr. Allen’s exchange of his 0.19% Charter Holdco interest for 212,923 shares of Charter’s Class A common stock in a non-taxable transaction in February 2010.

As of March 31, 2011 and December 31, 2010, the Company had net deferred income tax liabilities of approximately $838 million and $762 million, respectively.  Included in these net deferred tax liabilities is approximately $229 million and $225 million of net deferred tax liabilities at March 31, 2011 and December 31, 2010, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate income tax returns. The remainder of the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Company’s net deferred tax liability arose from Charter’s investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

No tax years for Charter or Charter Holdco are currently under examination by the Internal Revenue Service.  Tax years ending 2007 through 2010 remain subject to examination and assessment. Years prior to 2007 remain open solely for purposes of examination of Charter’s net operating loss and credit carryforwards.

12.    Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the average number of shares of common stock outstanding during the period.  Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock, convertible redeemable preferred stock, warrants and exchangeable Charter Holdco membership units.  Basic loss per share equals diluted loss per share for the three months ended March 31, 2011 as the effect of stock options and other dilutive securities are anti-dilutive because the Company incurred a net loss.

	Three Months Ended March 31, 2010
	Earnings	Shares	Earnings Per Share

Basic earnings per share	$24	113,020,967	$0.21

Effect of Charter Holdco units	--	89,901	--
Allen warrants	--	1,772,266	--

Diluted earnings per share	$24	114,883,134	$0.21

The shares of Class B common stock held by Mr. Allen had a 35% voting interest in Charter, on a fully diluted basis, and were exchangeable at any time on a one-for-one basis for shares of Charter’s Class A common stock. Such Class B common stock was included in basic shares outstanding for the three months ended March 31, 2010. Pursuant to the terms of the Certificate of Incorporation of Charter, on January 18, 2011, the Disinterested Members of the Board of Directors of Charter caused a conversion of the shares of Class B common stock into shares of Class A common stock on a one-for-one basis.

Charter Holdco units represent the effect of shares issued to Mr. Allen on February 8, 2010 upon exchange of the remaining 0.19% Charter Holdco interest for 212,923 shares of Charter’s Class A common stock had they been exchanged at the beginning of 2010.  The Allen warrants represent shares issuable upon the exercise of warrants held by Mr. Allen.

The 1.3 million Charter Holdings warrants and 6.4 million CCH I Holdings, LLC warrants were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares during the three months ended March 31, 2010.  Restricted stock was also not included in the computation of diluted earnings per share because the effect would have been antidilutive.

13.   Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved.

Allen Agreement

In connection with the Plan, Charter, Mr. Allen and CII entered into a separate restructuring agreement (as amended, the “Allen Agreement”), in settlement and compromise of their legal, contractual and equitable rights, claims and

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

remedies against Charter and its subsidiaries.  In addition to any amounts received by virtue of CII’s holding other claims against Charter and its subsidiaries, on the Effective Date, CII was issued 2.2 million shares of the new Charter Class B common stock and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.  Each share of new Charter Class B common stock was convertible, at the option of the holder or the Disinterested Members of the Board of Directors of Charter, into one share of new Charter Class A common stock, and was subject to significant restrictions on transfer and conversion.  Certain holders of new Charter Class A common stock (and securities convertible into or exercisable or exchangeable therefore) and new Charter Class B common stock received certain customary registration rights with respect to their shares.  As of December 31, 2010, Mr. Allen held all 2.2 million shares of Class B common stock of Charter.  Pursuant to the terms of the Certificate of Incorporation of Charter, on January 18, 2011, the Disinterested Members of the Board of Directors of Charter caused a conversion of the shares of Class B common stock into shares of Class A common stock on a one-for-one basis.  As a result of such conversion, Mr. Allen no longer has the right to appoint four directors and the Class B directors became Class A directors. On January 18, 2011, directors William L. McGrath and Christopher M. Temple, both former Class B directors, resigned from Charter’s board of directors. Edgar Lee and Stan Parker were appointed to fill the vacant positions.

Franklin Stock Repurchase

See “Note 5.  Treasury Stock” for the description of Charter’s purchase of 4.5 million shares of its Class A common stock from Franklin Advisers, Inc.

14.   Contingencies

On August 28, 2008, a lawsuit was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al.  v. Charter Communications, LLC and Charter Communications, Inc.).  The plaintiffs sought to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California.  Plaintiffs alleged that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked.  In May 2010, the parties entered into a settlement agreement disposing of all claims, including those potential wage and hour claims for potential class members in additional states beyond the four identified above. On September 24, 2010, the court granted final approval of the settlement. The Company had accrued and paid the settlement costs associated with this case. The Company has been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future.  The Company cannot predict the outcome of any such claims.

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

Charter Operating amended its senior secured credit facilities effective March 31, 2010.  In connection with the closing of these amendments, each of Bank of America, N.A. and JPMorgan, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss the pending appeal of the Company’s Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to the Company’s Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York.  The lenders filed their Stipulation of that dismissal and waiver of objections and in April 2010, the case was dismissed.  On December 3, 2009, Wilmington Trust withdrew its notice of appeal.  In April 2010, Wells Fargo filed its Stipulation of Dismissal of their appeal on behalf of the lenders under the CCO Holdings credit facility and in April 2010, the case was dismissed. The appeals by Law Debenture Trust and R2 Investments were denied by the District Court for the Southern District of New York in March 2011.  A Notice of Appeal of that denial has been filed by both parties.  The appeals of the securities plaintiffs have been briefed but have not been argued to, or ruled upon by the District Court for the Southern District of New York. The Company cannot predict the ultimate outcome of the appeals.

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

15.    Stock Compensation Plans

Charter’s 2009 Stock Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting services for the Company, are eligible for grants under the 2009 Stock Plan.

During the three months ended March 31, 2011 and 2010, the Company granted 12,500 and 39,900 shares of restricted stock, respectively.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  During the three months ended March 31, 2011, the Company granted 14,300 stock options.  Stock options vest annually over four years from the grant date and expire ten years from the grant date.  As of March 31, 2011, total unrecognized compensation remaining to be recognized in future periods totaled $28 million for restricted stock and $15 million for stock options and the weighted average period over which it is expected to be recognized is 2 years for restricted stock and 3 years for stock options.

The Company recorded $6 million and $5 million of stock compensation expense for the three months ended March 31, 2011 and 2010, respectively, which is included in selling, general, and administrative expense.

On April 26, 2011, the Company granted 2 million stock options and 0.2 million shares of restricted stock units.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

16.    Consolidating Schedules

The CCO Holdings notes and the CCO Holdings credit facility are obligations of CCO Holdings.  The CCH II, LLC (“CCH II”) notes are obligations of CCH II.  However, these obligations are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.

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

Condensed consolidating financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1	$--	$--	$2	$23	$--	$26
Restricted cash and cash equivalents	--	--	--	--	28	--	28
Accounts receivable, net	--	--	--	--	223	--	223
Receivables from related party	62	176	2	2	--	(242)	--
Prepaid expenses and other current assets	2	17	--	--	37	--	56
Total current assets	65	193	2	4	311	(242)	333

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	34	--	--	6,836	--	6,870
Franchises	--	--	--	--	5,257	--	5,257
Customer relationships, net	--	--	--	--	1,923	--	1,923
Goodwill	--	--	--	--	951	--	951
Total investment in cable properties, net	--	34	--	--	14,967	--	15,001

CC VIII PREFERRED INTEREST	82	190	--	--	--	(272)	--

INVESTMENT IN SUBSIDIARIES	1,656	1,168	2,987	7,281	--	(13,092)	--

LOANS RECEIVABLE – RELATED PARTY	--	43	256	59	--	(358)	--

OTHER NONCURRENT ASSETS	--	160	--	63	150	(2)	371

Total assets	$1,803	$1,788	$3,245	$7,407	$15,428	$(13,966)	$15,705

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9	$128	$30	$113	$748	$--	$1,028
Payables to related party	--	--	--	--	242	(242)	--
Total current liabilities	9	128	30	113	990	(242)	1,028

LONG-TERM DEBT	--	--	2,047	4,307	6,200	--	12,554
LOANS PAYABLE – RELATED PARTY	--	--	--	--	358	(358)	--
OTHER LONG-TERM LIABILITIES	610	4	--	--	327	--	941

Shareholders’/Member’s equity	1,184	1,656	1,168	2,987	7,281	(13,094)	1,182
Noncontrolling interest	--	--	--	--	272	(272)	--
Total shareholders’/member’s equity	1,184	1,656	1,168	2,987	7,553	(13,366)	1,182

Total liabilities and shareholders’/member’s equity	$1,803	$1,788	$3,245	$7,407	$15,428	$(13,966)	$15,705

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$10	$29	$--	$--	$1,770	$(39)	$1,770

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	768	--	768
Selling, general and administrative	10	29	--	--	345	(39)	345
Depreciation and amortization	--	--	--	--	383	--	383
Other operating expenses, net	--	--	--	--	5	--	5

	10	29	--	--	1,501	(39)	1,501

Income from operations	--	--	--	--	269	--	269

OTHER INCOME (EXPENSES):
Interest expense, net	--	--	(48)	(76)	(109)	--	(233)
Loss on extinguishment of debt	--	--	--	--	(67)	--	(67)
Equity in income (losses) of subsidiaries	(40)	(47)	1	77	--	9	--

	(40)	(47)	(47)	1	(176)	9	(300)

Income (loss) before income taxes	(40)	(47)	(47)	1	93	9	(31)

INCOME TAX EXPENSE	(73)	--	--	--	(6)	--	(79)

Consolidated net income (loss)	(113)	(47)	(47)	1	87	9	(110)

Less: Net (income) loss – noncontrolling interest	3	7	--	--	(10)	--	--

Net income (loss)	$(110)	$(40)	$(47)	$1	$77	$9	$(110)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$7	$28	$--	$--	$1,735	$(35)	$1,735

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	756	--	756
Selling, general and administrative	7	28	--	--	347	(35)	347
Depreciation and amortization	--	--	--	--	369	--	369
Other operating expenses, net	--	--	--	--	12	--	12

	7	28	--	--	1,484	(35)	1,484

Operating income	--	--	--	--	251	--	251

OTHER INCOME (EXPENSES):
Interest expense, net	--	--	(49)	(20)	(135)	--	(204)
Loss on extinguishment of debt	--	--	--	--	(1)	--	(1)
Other expense, net	--	--	--	--	(3)	--	(3)
Equity in income of subsidiaries	34	28	77	97	--	(236)	--

	34	28	28	77	(139)	(236)	(208)

Income before income taxes	34	28	28	77	112	(236)	43

INCOME TAX EXPENSE	(13)	--	--	--	(6)	--	(19)

Consolidated net income	21	28	28	77	106	(236)	24

Less: Net (income) loss – noncontrolling interest	3	6	--	--	(9)	--	--

Net income	$24	$34	$28	$77	$97	$(236)	$24

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(113)	$(47)	$(47)	$1	$87	$9	$(110)
Adjustments to reconcile net income (loss) to net cash flows rom operating activities:
Depreciation and amortization	--	--	--	--	383	--	383
Noncash interest expense	--	--	(9)	5	16	--	12
Loss on extinguishment of debt	--	--	--	--	67	--	67
Deferred income taxes	73	--	--	--	4	--	77
Equity in (income) losses of subsidiaries	40	47	(1)	(77)	--	(9)	--
Other, net	--	--	--	--	7	--	7
Changes in operating assets and liabilities:
Accounts receivable	--	1	--	--	23	--	24
Prepaid expenses and other assets	--	3	--	--	(12)	--	(9)
Accounts payable, accrued expenses and other	--	(12)	(60)	73	(5)	--	(4)
Receivables from and payables to related party	--	8	(2)	(2)	(4)	--	--

Net cash flows from operating activities	--	--	(119)	--	566	--	447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(356)	--	(356)
Change in accrued expenses related to capital expenditures	--	--	--	--	(19)	--	(19)
Contribution to subsidiary	--	--	--	(1,369)	--	1,369	--
Distributions from subsidiary	206	1,030	322	122	--	(1,680)	--
Other, net	--	--	--	--	(6)	--	(6)

Net cash flows from investing activities	206	1,030	322	(1,247)	(381)	(311)	(381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	1,390	456	--	1,846
Borrowings (repayments) of related party loans	--	--	--	202	(202)	--	--
Repayments of long-term debt	--	--	--	--	(1,666)	--	(1,666)
Payments for debt issuance costs	--	--	--	(22)	--	--	(22)
Purchase of treasury stock	(207)	--	--	--	--	--	(207)
Contribution from parent	--	--	--	--	1,369	(1,369)	--
Distributions to parent	--	(1,030)	(206)	(322)	(122)	1,680	--
Other, net	2	--	--	--	3	--	5

Net cash flows from financing activities	(205)	(1,030)	(206)	1,248	(162)	311	(44)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	--	(3)	1	23	--	22
CASH AND CASH EQUIVALENTS, beginning of period	--	--	3	1	28	--	32

CASH AND CASH EQUIVALENTS, end of period	$1	$--	$--	$2	$51	$--	$54

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$21	$28	$28	$77	$106	$(236)	$24
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	369	--	369
Noncash interest expense	--	--	(9)	2	25	--	18
Loss on extinguishment of debt	--	--	--	--	1	--	1
Deferred income taxes	13	--	--	--	3	--	16
Equity in income of subsidiaries	(34)	(28)	(77)	(97)	--	236	--
Other, net	--	--	--	--	6	--	6
Changes in operating assets and liabilities:
Accounts receivable	--	--	--	--	25	--	25
Prepaid expenses and other assets	--	2	--	--	(2)	--	--
Accounts payable, accrued expenses and other	1	(20)	10	17	63	--	71
Receivables from and payables to related party	(16)	16	(2)	(2)	4	--	--

Net cash flows from operating activities	(15)	(2)	(50)	(3)	600	--	530

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(310)	--	(310)
Change in accrued expenses related to capital expenditures	--	--	--	--	(15)	--	(15)
Distributions from subsidiary	--	--	47	50	--	(97)	--
Other, net	--	--	--	--	(5)	--	(5)

Net cash flows from investing activities	--	--	47	50	(330)	(97)	(330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	--	--	--	--	(667)	--	(667)
Payments for debt issuance costs	--	--	--	--	(31)	--	(31)
Distributions to parent	--	--	--	(47)	(50)	97	--
Other, net	--	--	--	--	(2)	--	(2)

Net cash flows from financing activities	--	--	--	(47)	(750)	97	(700)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15)	(2)	(3)	--	(480)	--	(500)
CASH AND CASH EQUIVALENTS, beginning of period	203	12	6	--	533	--	754

CASH AND CASH EQUIVALENTS, end of period	$188	$10	$3	$--	$53	$--	$254

Item2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter owns cable systems through its subsidiaries.

We are a cable operator providing services in the United States with approximately 5.2 million residential and commercial customers at March 31, 2011.  We offer our customers traditional cable video programming (basic and digital video), high-speed Internet services, and telephone services, as well as advanced video services such as Charter OnDemand™ (“OnDemand”), high-definition television and digital video recorder (“DVR”) service.  We also sell local advertising on cable networks and provide fiber connectivity to cellular towers.

Overview

For the three months ended March 31, 2011 and 2010, adjusted earnings before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $663 million and $637 million, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased as a result of continued growth in high-speed Internet and telephone customers, combined with growth in advanced services revenue and our commercial services.  For the three months ended March 31, 2011 and 2010, our income from operations was $269 million and $251 million, respectively.  The increase in income from operations for the three months ended March 31, 2011 is primarily due to increases in revenues offset by increases in operating expenses and depreciation and amortization.

We believe that continued competition and the weakened economic conditions in the United States, including the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services. In addition, we believe these factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business.  These conditions have affected our net customer additions and revenue growth during 2010, especially with our basic video customers.  For the three months ended March 31, 2011, we had an increase in total customers of approximately 25,600 but lost approximately 23,800 basic video customers. If these conditions do not improve, we believe the growth of our business and results of operations will be further adversely affected which may contribute to future impairments of our franchises and goodwill.

The following table summarizes our customer statistics for basic video, digital video, high-speed Internet, and telephone as of March 31, 2011 and 2010:

	Approximate as of
	March 31,	March 31,
	2011 (a)	2010 (a)

Video (b)	4,253,300	4,547,800
High-speed Internet (c)	3,334,000	3,166,000
Telephone (d)	1,741,000	1,622,900
Residential PSUs (e)	9,328,300	9,336,700

Video (b)(f)	243,300	252,800
High-speed Internet (c)	133,000	117,700
Telephone (d)	64,400	44,400
Commercial PSUs (e)	440,700	414,900

Digital video RGUs (g)	3,391,600	3,313,900

Total RGUs (h)	13,160,600	13,065,500

After giving effect to sales of cable systems in 2010, residential basic video customers, residential high-speed Internet customers and residential telephone customers would have been approximately 4,478,700, 3,141,700, and

1,621,000, respectively, as of March 31, 2010. After giving effect to sales of cable systems in 2010, commercial basic video customers, commercial high-speed Internet customers, commercial telephone customers and digital revenue generating units would have been approximately 246,300, 116,600, 44,300 and 3,275,900, respectively, as of March 31, 2010.

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at March 31, 2011 and 2010, customers include approximately 12,500 and 16,200 persons, respectively, whose accounts were over 60 days past due in payment, approximately 1,700 and 1,600 persons, respectively, whose accounts were over 90 days past due in payment, and approximately 1,100 and 1,700 persons, respectively, whose accounts were over 120 days past due in payment.

(b)	"Video customers" represent those customers who subscribe to our video cable services.

(c)	"High-speed Internet customers" represent those customers who subscribe to our high-speed Internet service.

(d)	“Telephone customers" represent those customers who subscribe to our telephone service.

(e)	“Primary Service Units” or “PSUs” represent the total of video, high-speed Internet and telephone customers.

(f)
Included within commercial video customers are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit ("EBU") basis.  We calculate EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service rather than the most prevalent price charged.  This EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators (“MSOs”).  As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(g)	"Digital video RGUs” include all video customers that rent one or more digital set-top boxes or cable cards.

(h)
"Revenue Generating Units" or “RGUs” represent the total of all basic video, digital video, high-speed Internet and telephone customers, not counting additional outlets within one household.  For example, a customer who receives two types of service (such as basic video and digital video) would be treated as two RGUs and, if that customer added on high-speed Internet service, the customer would be treated as three RGUs.  This statistic is computed in accordance with the guidelines of the National Cable & Telecommunications Association (“NCTA”).

We have a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses, interest expenses that we incur because of our debt, depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties, and amortization expenses of customer relationships.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended March 31,
	2011		2010

REVENUES	$1,770	100%	$1,735	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	768	43%	756	44%
Selling, general and administrative	345	20%	347	20%
Depreciation and amortization	383	22%	369	21%
Other operating expenses, net	5	--	12	1%

	1,501	85%	1,484	86%

Income from operations	269	15%	251	14%

OTHER EXPENSES:
Interest expense, net	(233)		(204)
Loss on extinguishment of debt	(67)		(1)
Other expenses, net	--		(3)

	(300)		(208)

Income (loss) before income taxes	(31)		43

INCOME TAX EXPENSE	(79)		(19)

Net income (loss)	$(110)		$24

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.97)		$0.21
Diluted	$(0.97)		$0.21

Weighted average common shares outstanding, basic	113,224,303		113,020,967
Weighted average common shares outstanding, diluted	113,224,303		114,883,134

Revenues.  Average monthly revenue per basic video customer increased to $131 for the three months ended March 31, 2011 from $120 for the three months ended March 31, 2010.  Average monthly revenue per basic video customer represents total revenue, divided by the number of respective months, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of residential and commercial telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from premium, DVR, and high-definition television services, offset by a decrease in basic video customers.  Asset sales reduced the increase in revenues for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 by approximately $18 million.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010		2011 over 2010
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$908	51%	$926	53%	$(18)	(2%)
High-speed Internet	412	23%	395	23%	17	4%
Telephone	212	12%	198	12%	14	7%
Commercial	137	8%	118	7%	19	16%
Advertising sales	62	4%	59	3%	3	5%
Other	39	2%	39	2%	--	--

	$1,770	100%	$1,735	100%	$35	2%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue.  Residential basic video customers decreased by 294,500 customers from March 31, 2010 compared to March 31, 2011, 69,100 of which were related to asset sales.  Digital video customers increased by 77,700 during the same period, offset by asset sales of 38,000 customers.  The decrease in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2011 compared to three months ended March 31, 2010 Increase / (Decrease)

Incremental video services and rate adjustments	$7
Increase in digital video customers	14
Decrease in basic video customers	(27)
Asset sales	(12)

$(18)

Residential high-speed Internet customers grew by 168,000 customers from March 31, 2010 to March 31, 2011.  The increase was reduced by asset sales of 24,300 residential high-speed Internet customers.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2011 compared to three months ended March 31, 2010 Increase / (Decrease)

Increase in residential high-speed Internet customers	$25
Rate adjustments and service upgrades	(5)
Asset sales	(3)

$17

Average monthly revenue per residential high-speed Internet customer decreased during the three months ended March 31, 2011 compared to the corresponding period in 2010 due to an increase in entry level products and promotions offset by an increase in home networking customers.

Residential telephone customers grew by 118,100 customers from March 31, 2010 to March 31, 2011, offset by asset sales of 1,900 residential telephone customers.  The increase in telephone revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2011 compared to three months ended March 31, 2010 Increase / (Decrease)

Increase in residential telephone customers	$17
Rate adjustments and service upgrades	(3)

$14

Average monthly revenue per residential telephone customer decreased during the three months ended March 31, 2011 compared to the corresponding period in 2010 due to promotional activity to increase sales of The Charter Bundle®.

The increase in commercial revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2011 compared to three months ended March 31, 2010 Increase / (Decrease)

Sales to small-to-medium sized business customers	$11
Carrier site customers	6
Other	3
Asset sales	(1)

$19

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues for the three months ended March 31, 2011 increased primarily as a result of an increase in revenue from the automotive sector.  The increase for the three months ended March 31, 2011 was reduced by approximately $1 million as a result of asset sales.  For each of the three months ended March 31, 2011 and 2010, we received $10 million in advertising sales revenues from vendors.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

Three months ended March 31, 2011 compared to three months ended March 31, 2010 Increase / (Decrease)

Programming costs	$14
Service labor costs	6
Commercial services	2
Asset sales	(10)

$12

Programming costs were approximately $466 million and $457 million, representing 61% and 60% of total operating expenses for the three months ended March 31, 2011 and 2010, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments, offset in part by asset sales and customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $2 million and $4 million for the three months ended March 31, 2011 and 2010, respectively.  We expect programming expenses to continue to increase, and at a higher rate than in 2010, due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Service labor increased as a result of an increase in reconnect activity, and commercial services expenses increased as a result of growth in our commercial business.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

Three months ended March 31, 2011 compared to three months ended March 31, 2010 Increase / (Decrease)

Marketing costs	$9
Bad debt and collection costs	(7)
Commercial services	3
Customer care	(2)
Stock compensation	1
Other, net	(2)
Asset sales	(4)

$(2)

Depreciation and amortization. Depreciation and amortization expense increased by $14 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily representing depreciation on capital expenditures, offset by certain assets becoming fully depreciated.

Other operating expenses, net.  The change in other operating expense, net is attributable to the following (dollars in millions):

Three months ended March 31, 2011 compared to three months ended March 31, 2010 Increase / (Decrease)

Special charges, net	$(6)
Loss on sales of assets, net	(1)

$(7)

The change in special charges in the three months ended March 31, 2011 as compared to the prior period is the result of litigation settlements plus severance charges.  For more information, see Note 9 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three months ended March 31, 2011 compared to March 31, 2010, net interest expense increased by $29 million, which was primarily a result of an increase in our weighted average interest rate from 5.6% for the three months ended March 31, 2010 to 7.2% for the three months ended March 31, 2011 offset by a decrease in our weighted average debt outstanding from $13.1 billion for the three months ended March 31, 2010 to $12.4 billion for the three months ended March 31, 2011.

Other expenses, net.  Other expenses, net of $3 million for the three months ended March 31, 2010 represent items of income, expense, gain or loss that we realized or incurred related to our reorganization under Chapter 11 of the U.S. Bankruptcy Code.  For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Loss on extinguishment of debt.  Loss on extinguishment of debt for the three months ended March 31, 2011 represents the loss recognized on the repayment of indebtedness under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities with the proceeds of the issuance of $1.4 billion principal amount of CCO Holdings, LLC (“CCO Holdings”) 7.00% senior notes due 2019.  Loss on extinguishment of debt for the three months ended March 31, 2010 relates to Charter Operating entering into an amended and restated credit agreement.  For more information, see Note 4 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized for the three months ended March 31, 2011 and 2010, through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to current federal and state income tax expense.  Income tax expense for the three months ended March 31, 2010 also included a $69 million benefit related to the February 8, 2010 Charter Holdco partnership interest exchange.

Net income (loss). Net income (loss) decreased from income of $24 million for the three months ended March 31, 2010 to a loss of $110 million for the three months ended March 31, 2011 primarily a result of the factors described above.

Earnings (loss) per common share. Earnings (loss) per common share decreased from earnings per common share of $0.21 for the three months ended March 31, 2010 to a loss per common share of $0.97 for the three months ended March 31, 2011 as a result of the factors described above.

Use of Adjusted EBITDA and Free Cash Flow

We use certain measures that are not defined by accounting principles generally accepted in the United States (“GAAP”) to evaluate various aspects of our business. Adjusted EBITDA and free cash flow are non-GAAP financial measures and should be considered in addition to, not as a substitute for, net income (loss) and net cash flows from operating activities reported in accordance with GAAP. These terms, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and free cash flow are reconciled to net income (loss) and net cash flows from operating activities, respectively, below.

Adjusted EBITDA is defined as net income (loss) plus net interest expense, income taxes, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, and other expenses, such as special charges, loss on sale or retirement of assets and reorganization items. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. For this reason, it is a significant component of Charter’s annual incentive compensation program.  However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing.  Management evaluates these costs through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

We believe that Adjusted EBITDA and free cash flow provide information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). Adjusted EBITDA includes management fee expenses in the amount of $35 million for each of the three months ended March 31, 2011 and 2010, which expense amounts are excluded for the purposes of calculating compliance with leverage covenants.

	Three Months Ended March 31,
	2011	2010

Net income (loss)	$(110)	$24
Plus: Interest expense, net	233	204
Income tax expense	79	19
Depreciation and amortization	383	369
Stock compensation expense	6	5
Loss on extinguishment of debt	67	1
Other, net	5	15

Adjusted EBITDA	$663	$637

Net cash flows from operating activities	$447	$530
Less: Purchases of property, plant and equipment	(356)	(310)
Change in accrued expenses related to capital expenditures	(19)	(15)

Free cash flow	$72	$205

Liquidity and Capital Resources

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Debt and Liquidity

We have significant amounts of debt.  The accreted value of our debt as of March 31, 2011 was $12.6 billion, consisting of $4.8 billion of credit facility debt and $7.7 billion of notes.  Our business requires significant cash to fund principal and interest payments on our debt. For the remainder of 2011, $33 million of our debt matures.  As of

March 31, 2011, $1.1 billion of our debt matures in 2012, $513 million in 2013, $2.2 billion in 2014, $30 million in 2015, $4.6 billion in 2016 and $4.0 billion thereafter.

The amount of the maturities in 2013 includes $270 million of amounts outstanding under Charter Operating’s $1.3 billion revolving facility.  The revolving credit facility matures in March 2015.  However, if on December 1, 2013 Charter Operating has scheduled maturities in excess of $1.0 billion between January 1, 2014 and April 30, 2014, the revolving credit facility will mature on December 1, 2013 unless lenders holding more than 50% of the revolving credit facility consent to the maturity being March 2015.  As of March 31, 2011, Charter Operating had maturities of $1.3 billion between January 1, 2014 and April 30, 2014.  We expect to utilize free cash flow and availability under our revolving credit facilities as well as future refinancing transactions to further extend or reduce the maturities of our principal obligations. The timing and terms of any refinancing transactions will be subject to market conditions.  Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions.  As of March 31, 2011, the amount available under the revolving credit facility was approximately $957 million.

We continue to evaluate the deployment of our anticipated future free cash flow including to reduce our leverage, to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends.  As possible acquisitions, swaps or dispositions arise in our industry, we actively review them against our objectives including, among other considerations, improving the operational efficiency and clustering of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities.  Although we are actively analyzing and considering several such possibilities, we do not believe any of these are both probable and material, and there can be no assurance that we will actually complete any acquisition, disposition or system swap or that any such transactions will be material to our operations or results.
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

Free Cash Flow

Free cash flow was $72 million and $205 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease in free cash flow is primarily due to changes in operating assets and liabilities that provided $74 million less cash during the same period of 2011, an increase of $50 million in cash paid for interest primarily related to the timing of bond interest payments, and an increase of $46 million in capital expenditures.  The $74 million reduction in cash provided by changes in operating assets and liabilities is driven by one-time benefits in the first quarter of 2010 post emergence from bankruptcy along with timing of payments in the first quarter of 2011.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended March 31, 2011, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on March 31, 2011 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing and Financing Activities

Cash and Cash Equivalents.  We held $54 million in cash and cash equivalents, including restricted cash, as of March 31, 2011 compared to $32 million as of December 31, 2010.

Operating Activities. Net cash provided by operating activities decreased $83 million from $530 million for the three months ended March 31, 2010 to $447 million for the three months ended March 31, 2011, primarily as a result of changes in operating assets and liabilities that provided $74 million less cash during the same period driven by one-time benefits in the first quarter of 2010 post emergence from bankruptcy along with timing of payments in the first quarter of 2011 and an increase of $50 million in cash paid for interest primarily related to the timing of bond interest payments, offset by revenues increasing at a faster rate than cash expenses.

Investing Activities. Net cash used in investing activities was $381 million and $330 million for the three months ended March 31, 2011 and 2010, respectively.  The increase is primarily due to an increase of $46 million in purchases of property, plant, and equipment as a result of capital investments to enhance our residential and commercial products and services capabilities.

Financing Activities. Net cash used in financing activities was $44 million and $700 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease in cash used during the three months ended March 31, 2011 as compared to the corresponding period in 2010, was primarily the result of increased borrowings of long-term debt, offset by increased repayments of long-term debt and purchase of treasury stock.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $356 million and $310 million for the three months ended March 31, 2011 and 2010, respectively, and increased as a result of strategic investments in our Internet and video platforms including DOCSIS 3.0 and bandwidth reclamation projects such as switched-digital video launches, and investments made to move into new commercial segments.

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

Our capital expenditures are funded primarily from free cash flow and borrowings on our credit facility.  In addition, our liabilities related to capital expenditures decreased $19 million and $15 million for the three months ended March 31, 2011 and 2010 compared to year end, respectively.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2011 and 2010.  The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry.  These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2011	2010

Customer premise equipment (a)	$157	$156
Scalable infrastructure (b)	122	87
Line extensions (c)	20	16
Upgrade/Rebuild (d)	5	9
Support capital (e)	52	42

Total capital expenditures (f)	$356	$310

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

(f)	Total capital expenditures includes $27 million and $18 million of capital expenditures related to commercial services for the three months ended March 31, 2011 and 2010, respectively.

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

As of March 31, 2011 and December 31, 2010, the accreted value of our debt was approximately $12.6 billion and $12.3 billion, respectively.  As of March 31, 2011 and December 31, 2010, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 4.0% and 3.8%, respectively, and the weighted average interest rate on the notes was approximately 9.2% and 9.7%, respectively, resulting in a blended weighted average interest rate of 7.1% and 6.7%, respectively.  The interest rate on approximately 75% and 65% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of March 31, 2011 and December 31, 2010, respectively.

We do not hold or issue derivative instruments for speculative trading purposes.  We have interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, derivative gains and losses offset related results on hedged items in the consolidated statements of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the three months ended March 31, 2011, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in other comprehensive income (loss).  For the three months ended March 31, 2011, gains of $11 million related to derivative instruments designated as cash flow hedges, were recorded in other comprehensive income (loss). The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).  No interest rate swaps were outstanding during the three months ended March 31, 2010.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2011 (dollars in millions):

	2011	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at March 31, 2011
Debt:
Fixed Rate	$--	$1,100	$--	$546	$--	$1,766	$4,000	$7,412	$8,115
Average Interest Rate	--	8.00%	--	10.88%	--	13.50%	7.46%	9.23%

Variable Rate	$33	$44	$513	$1,639	$30	$2,835	$--	$5,094	$5,075
Average Interest Rate	3.50%	4.33%	4.99%	5.74%	7.29%	7.76%	--	6.77%

Interest Rate Instruments:
Variable to Fixed Rate	$--	$--	$900	$800	$300	$--	$--	$2,000	$46
Average Pay Rate	--	--	5.21%	5.65%	5.99%	--	--	5.50%
Average Receive Rate	--	--	5.63%	6.44%	7.03%	--	--	6.16%

Amounts outstanding under the revolving credit facility mature on March 6, 2015; provided, however, that unless otherwise directed by the revolving lenders holding more than 50% of the revolving commitments, the termination date will be December 1, 2013 if, on December 1, 2013, Charter Operating and its subsidiaries do not have less than $1.0 billion of indebtedness on a consolidated basis with maturities between January 1, 2014 and April 30, 2014. Because Charter Operating, as of March 31, 2011, has indebtedness of $1.3 billion with maturities between January 1, 2014 and April 30, 2014, the $270 million outstanding under the revolving credit facility is included in 2013 in the above table.

At March 31, 2011, we had $2.0 billion in notional amounts of interest rate swaps outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk).  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at March 31, 2011 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Charter Operating amended its senior secured credit facilities effective March 31, 2010. In connection with the closing of these amendments, each of Bank of America, N.A. and JPMorgan, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss the pending appeal of our Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to our Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York.  The lenders filed their Stipulation of that dismissal and waiver of objections and in April 2010, the case was dismissed.  On December 3, 2009, Wilmington Trust withdrew its notice of appeal.  In April 2010, Wells Fargo filed its Stipulation of Dismissal of their appeal on behalf of the lenders under the CCO Holdings credit facility and in April 2010, the case was dismissed. The appeals by Law Debenture Trust and R2 Investments were denied by the District Court for the Southern District of New York in March 2011.  A Notice of Appeal of that denial has been filed by both parties.  The appeals of the securities plaintiffs have been briefed but have not been argued to, or ruled upon by the District Court for the Southern District of New York. We cannot predict the ultimate outcome of the appeals.

Other Proceedings

We have had communications with the United States Environmental Protection Agency (“the EPA”) in connection with a self reporting audit which may result in a proceeding.  Pursuant to the audit, we discovered certain compliance issues concerning our reports to the EPA for backup batteries used at our facilities.  We do not view these matters as material.

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

Item 1A.         Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2010 includes “Risk Factors” under Item 1A of Part I.  Except for the updated risk factors described below, there have been no material changes from the risk factors described in our Form 10-K.  The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

Risks Related to Regulatory and Legislative Matters

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

The traditional cable franchising regime is currently undergoing significant change as a result of various federal and state actions.  Some of the new state franchising laws do not allow us to immediately opt into favorable statewide franchising.   In many cases, state franchising laws, and their varying application to us and new video providers, will result in less franchise imposed requirements for our competitors, who are new entrants, than for us until we are able to opt into the applicable state franchise.

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

In a series of rulemakings, the FCC adopted new rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants.  At the same time, a substantial number of states have adopted new franchising laws principally designed to streamline entry for new competitors, and often provide advantages for these new entrants that are not immediately available to existing operators.

Actions by pole owners might subject us to significantly increased pole attachment costs.

Pole attachments are cable wires that are attached to utility poles.  Cable system attachments to investor-owned public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service.  In contrast, utility poles owned by municipalities or cooperatives are not subject to federal regulation and are generally exempt from state regulation.  On April 7, 2011, the FCC amended its pole attachment rules to promote broadband deployment.  The new order (the "Order") maintains the basic rate formula applicable to "cable" attachments in the 30 states directly subject to FCC regulation, but reduces the rate formula previously applicable to "telecommunications" attachments to make it roughly equivalent to the cable attachment rate.  Although the Order maintains the status quo treatment of cable-provided VoIP service as an unclassified service eligible for the favorable cable rate, there is still some uncertainty in this area.  The Order also allows for new penalties in certain cases involving unauthorized attachments that could result in additional costs for cable operators.  The new Order overall strengthens the cable industry's ability to access investor-owned utility poles on reasonable rates, terms and conditions.  Electric utilities, however, have already signaled their intent to appeal certain aspects of the new Order.

Increasing regulation of our Internet service product could adversely affect our ability to provide new products and services.

In August 2005, the FCC issued a nonbinding policy statement identifying four principles it deemed necessary to ensure continuation of an “open” Internet that is not unduly restricted by network “gatekeepers.”  In August 2008, the FCC issued an order concerning one Internet network management practice in use by another cable operator, effectively treating the four principles as rules and ordering a change in that operator’s network management practices. On April 6, 2010, the United States Court of Appeals for the D.C. Circuit concluded that the FCC lacked jurisdictional authority and vacated the FCC’s 2008 order. On December 21, 2010, the FCC responded by enacting new “net neutrality” rules based on three core principles of: (1) transparency, (2) no blocking, and (3) no unreasonable discrimination. The “transparency” rule requires broadband Internet access providers to disclose applicable terms, performance, and network management practices to consumers and third party users. The “no blocking” rule restricts Internet access providers from blocking lawful content, applications, services, or devices. The “no unreasonable discrimination” rule prohibits Internet access providers from engaging in unreasonable discrimination in transmitting lawful traffic. The new rules will permit broadband service providers to exercise “reasonable network management” for legitimate management purposes, such as management of congestion, harmful traffic, and network security. The rules will also permit usage-based billing, and permit broadband service providers to offer additional specialized services such as facilities-based IP voice services, without being subject to restrictions on discrimination. These rules do not become effective until 60 days following the announcement in the Federal Register of the Office of Management and Budget’s decision regarding the information collection requirements associated with the new rules, which has not yet occurred.  When they become effective, the FCC will enforce these rules based on case-by-case complaints. Although the new rules encompass both wireline providers (like us) and wireless providers, the rules are less stringent with regard to wireless providers. The FCC premised the new “net neutrality” rules on its Title I and ancillary jurisdiction.  An initial appeal filed by Verizon was rejected by the court on procedural grounds, but it is expected that Verizon will refile in due course.  A legislative review is also possible. The FCC’s new rules, if they withstand such challenges, as well as any additional legislation or regulation, could impose new obligations and restraints on high-speed Internet providers. Any such rules or statutes could limit our ability to manage our cable systems to obtain value for use of our cable systems and respond to operational and competitive challenges.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage.  We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals; local public, educational and government access (“PEG”) programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system).    Under FCC regulations, most cable systems are currently required to offer both an analog and digital version of local broadcast signals.  This burden could increase further if we are required to carry multiple programming streams included within a single digital broadcast transmission

(multicast carriage) or if our broadcast carriage obligations are otherwise expanded.  Pursuant to recent copyright legislation, the Copyright Office and the General Accounting Office are now conducting proceedings exploring the feasibility of phasing out the compulsory copyright license through which cable systems have retransmitted broadcast programming since 1976.  At the same time, the cost that cable operators face to secure retransmission consent (separate from copyright authority) for the carriage of popular broadcast stations is increasing significantly  The FCC also adopted new commercial leased access rules (currently stayed while under appeal) which dramatically reduce the rate we can charge for leasing this capacity and dramatically increase our associated administrative burdens.  These regulatory changes could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, increase our programming costs, and limit our ability to offer services that would maximize our revenue potential.  It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer voice communications services over our broadband network and continue to develop and deploy VoIP services.  The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation.  The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain additional authorizations.  We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us.  The FCC has extended certain traditional telecommunications carrier requirements, such as E911, Universal Service fund collection, CALEA, Customer Proprietary Network Information, number porting and telephone relay requirements to many VoIP providers such as us.  There is a pending FCC proposal that might extend new inter-carrier compensation rules to VoIP traffic.  Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers.  If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Purchases of Equity Securities by the Issuer

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2011	--	--	N/A	N/A
February 1-28, 2011	--	--	N/A	N/A
March 1-31, 2011	4,500,000 (1)	$46.10	N/A	N/A

(1)  On March 17, 2011, Charter agreed to purchase in a private transaction, 4.5 million shares of its Class A common stock from funds advised by Franklin Advisers, Inc.  The price paid was $46.10 per share for a total of $207 million.  The transaction closed on March 22, 2011.  Charter does not have a publicly announced plan or program to purchase shares of its Class A common stock.

Item 6.    Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CHARTER COMMUNICATIONS, INC.,
                 Registrant

Dated: May 3, 2011	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Senior Vice President - Finance, Controller and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit	Description
10.1+*	Separation Agreement and Mutual Release between Marwan Fawaz and Charter Communications, Inc. dated as of March 25, 2011.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial statements from Charter Communications, Inc.’s  Quarterly Report on Form 10-Q for the three months ended March 31, 2011, filed with the Securities and Exchange Commission on May 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

+ Management compensatory plan or arrangement
* Document attached

  E-1