Form 10-Q
period 2011-06-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2011-08-02
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                 (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

Number of shares of Class A common stock outstanding as of June 30, 2011: 110,023,072

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended June 30, 2011

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2011.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” under Part II, Item 1A and the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC.  Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning” and “potential,” among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
our ability to sustain and grow revenues and free cash flow by offering video, Internet, telephone, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in our markets and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures and the difficult economic conditions in the United States;

•
the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, and digital subscriber line (“DSL”) providers and competition from video provided over the Internet;

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

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$166	$4
Restricted cash and cash equivalents	28	28
Accounts receivable, less allowance for doubtful accounts of $18 and $17, respectively	243	247
Prepaid expenses and other current assets	53	47
Total current assets	490	326

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	6,879	6,819
Franchises	5,257	5,257
Customer relationships, net	1,846	2,000
Goodwill	951	951
Total investment in cable properties	14,933	15,027

OTHER NONCURRENT ASSETS	386	354

Total assets	$15,809	$15,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,087	$1,049
Total current liabilities	1,087	1,049

LONG-TERM DEBT	12,620	12,306
OTHER LONG-TERM LIABILITIES	1,038	874

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
114,699,547 and 112,494,166 shares issued, respectively	--	--
Class B common stock; $.001 par value; 25 million shares authorized;
no shares and 2,241,299 shares issued and outstanding, respectively	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	1,795	1,776
Accumulated deficit	(452)	(235)
Treasury stock at cost; 4,676,475 and 176,475 shares, respectively	(213)	(6)
Accumulated other comprehensive loss	(66)	(57)
Total shareholders’ equity	1,064	1,478

Total liabilities and shareholders’ equity	$15,809	$15,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES	$1,791	$1,771	$3,561	$3,506

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	784	773	1,552	1,529
Selling, general and administrative	343	357	688	704
Depreciation and amortization	393	380	776	749
Other operating expenses, net	1	7	6	19

	1,521	1,517	3,022	3,001

Income from operations	270	254	539	505

OTHER INCOME (EXPENSES):
Interest expense, net	(241)	(219)	(474)	(423)
Loss on extinguishment of debt	(53)	(34)	(120)	(35)
Other income (expenses), net	(2)	1	(2)	(2)

	(296)	(252)	(596)	(460)

Income (loss) before income taxes	(26)	2	(57)	45

INCOME TAX EXPENSE	(81)	(83)	(160)	(102)

Net loss	$(107)	$(81)	$(217)	$(57)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(0.98)	$(0.72)	$(1.95)	$(0.51)

Weighted average common shares outstanding, basic and diluted	109,265,876	113,110,882	111,234,155	113,066,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(217)	$(57)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	776	749
Noncash interest expense	20	36
Loss on extinguishment of debt	120	32
Deferred income taxes	155	98
Other, net	16	11
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	5	(1)
Prepaid expenses and other assets	(6)	12
Accounts payable, accrued expenses and other	38	101

Net cash flows from operating activities	907	981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(680)	(649)
Other, net	(14)	(4)

Net cash flows from investing activities	(694)	(653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	3,561	1,625
Repayments of long-term debt	(3,366)	(2,440)
Repayment of preferred stock	--	(138)
Payments for debt issuance costs	(43)	(59)
Purchase of treasury stock	(207)	--
Other, net	4	(3)

Net cash flows from financing activities	(51)	(1,015)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	162	(687)
CASH AND CASH EQUIVALENTS, beginning of period	32	754

CASH AND CASH EQUIVALENTS, end of period	$194	$67

CASH PAID FOR INTEREST	$402	$337

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

The Company is a cable operator providing services in the United States.  The Company offers to residential and commercial customers traditional cable video programming (basic and digital video), Internet services, and telephone services, as well as advanced video services such as Charter OnDemand™, high-definition television, and digital video recorder (“DVR”) service.  The Company sells its cable video programming, Internet, telephone, and advanced video services primarily on a subscription basis.  The Company also sells local advertising on cable networks and provides fiber connectivity to cellular towers.

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

Restricted cash on the accompanying condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010 of $28 million represents amounts held in escrow accounts pending final resolution from the Bankruptcy Court. Restricted cash is included in cash and cash equivalents on the accompanying condensed consolidated statements of cash flows.  Approximately $18 million of restricted cash held in an escrow account established in bankruptcy proceedings was used to pay for professional services for the six months ended June 30, 2010.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2.     Franchises, Goodwill and Other Intangible Assets

As of June 30, 2011 and December 31, 2010, indefinite-lived and finite-lived intangible assets are presented in the following table:

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$5,257	$--	$5,257	$5,257	$--	$5,257
Goodwill	951	--	951	951	--	951
Trademarks	158	--	158	158	--	158

	$6,366	$--	$6,366	$6,366	$--	$6,366

Finite-lived intangible assets:
Customer relationships	$2,358	$512	$1,846	$2,358	$358	$2,000
Other intangible assets	68	12	56	53	7	46
	$2,426	$524	$1,902	$2,411	$365	$2,046

Amortization expense related to customer relationships and other intangible assets for the three months ended June 30, 2011 and 2010 was approximately $80 million and $84 million, respectively, and for the six months ended June 30, 2011 and 2010 was approximately $159 million and $170 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

6 months ending December 31, 2011	$156
2012	289
2013	262
2014	236
2015	210
2016	183
Thereafter	566

$1,902

Actual amortization expense in future periods could differ from these estimates as a result of new intangible assets, acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Accounts payable – trade	$155	$168
Accrued capital expenditures	54	54
Accrued expenses:
Interest	214	162
Programming costs	294	282
Compensation	115	124
Franchise-related fees	50	53
Other	205	206

	$1,087	$1,049

4.     Long-Term Debt

Long-term debt consists of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCH II, LLC:
13.500% senior notes due November 30, 2016	$1,766	$2,038	$1,766	$2,057
CCO Holdings, LLC:
7.25% senior notes due October 30, 2017	1,000	1,000	1,000	1,000
7.875% senior notes due April 30, 2018	900	900	900	900
7.00% senior notes due January 15, 2019	1,400	1,391	--	--
8.125% senior notes due April 30, 2020	700	700	700	700
6.50% senior notes due April 30, 2021	1,500	1,500	--	--
Credit facility due September 6, 2014	350	320	350	314
Charter Communications Operating, LLC:
8.00% senior second-lien notes due April 30, 2012	1,100	1,107	1,100	1,112
10.875% senior second-lien notes due September 15, 2014	546	586	546	591
Credit facilities	3,259	3,078	5,954	5,632
Long-Term Debt	$12,521	$12,620	$12,316	$12,306

The accreted values presented above represent the fair value of the notes as of the Effective Date or the principal amount of the notes less the original issue discount at the time of sale, plus accretion to the balance sheet dates. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under the revolving portion of its credit facility of approximately $1.2 billion as of June 30, 2011, and as such, debt maturing in the next twelve months is classified as long-term.

In May 2011, CCO Holdings, LLC (“CCO Holdings”) and CCO Holdings Capital Corp. closed on transactions in which they issued $1.5 billion aggregate principal amount of 6.50% senior notes due 2021 (the “2021 Notes”). The net proceeds of the issuances were contributed by CCO Holdings to Charter Communications Operating, LLC (“Charter Operating”) as a capital contribution and intercompany loan and were used to repay indebtedness under the Charter Operating credit facilities.  The Company recorded a loss on extinguishment of debt of approximately $53 million for the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

three and six months ended June 30, 2011 related to these transactions.

The 2021 Notes are guaranteed by Charter.  They are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The 2021 Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and Charter Operating credit facilities.

CCO Holdings may redeem some or all of the 2021 Notes at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2015 through 2018.

In addition, at any time prior to April 30, 2014, CCO Holdings may redeem up to 35% of the aggregate principal amount of the notes at a redemption price at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met.

In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding 2021 Notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

In January 2011, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.4 billion aggregate principal amount of 7.00% senior notes due 2019. Such notes are guaranteed by Charter. The net proceeds of the issuances were contributed by CCO Holdings to Charter Operating as a capital contribution and were used to repay indebtedness under the Charter Operating credit facilities. The Company recorded a loss on extinguishment of debt of approximately $67 million for the six months ended June 30, 2011 related to these transactions.

In April 2010, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $900 million aggregate principal amount of 7.875% Senior Notes due 2018 and $700 million aggregate principal amount of 8.125% Senior Notes due 2020. Such notes are guaranteed by Charter. The net proceeds were used to finance the tender offers and redemptions in which $800 million principal amount of CCO Holdings' outstanding 8.75% Senior Notes due 2013 and $770 million principal amount of Charter Operating’s outstanding 8.375% Senior Second Lien Notes due 2014 were repurchased.  These transactions resulted in a loss on extinguishment of debt for the three and six months ended June 30, 2010 of approximately $34 million.

On March 31, 2010, Charter Operating entered into an amended and restated credit agreement.  The refinancing resulted in a loss on extinguishment of debt for the six months ended June 30, 2010 of approximately $1 million.

5.     Preferred Stock

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

6.     Treasury Stock

On March 22, 2011, the Company purchased in a private transaction, 4.5 million shares of Charter’s Class A common stock from funds advised by Franklin Advisers, Inc.  The price paid was $46.10 per share for a total of $207 million.  The transaction was funded from existing cash on hand and available liquidity.  The Company accounts for treasury stock using the cost method and the treasury shares are reflected on the Company’s condensed consolidated balance sheets as a component of total shareholders’ equity.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

7.     Comprehensive Loss

The Company reports changes in the fair value of interest rate swap agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria in other comprehensive loss.  Comprehensive loss was $127 million and $226 million for the three and six months ended June 30, 2011, respectively.  Comprehensive loss for the three and six months ended June 30, 2011 included a $20 million and $9 million loss on the change in the fair value of interest rate swap agreements designated as cash flow hedges, respectively.  Comprehensive loss was $131 million and $107 million for the three and six months ended June 30, 2010, respectively.  Comprehensive loss for each of the three and six months ended June 30, 2010 included a $50 million loss on the change in the fair value of interest rate swap agreements designated as cash flow hedges.

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

The Company does not hold or issue derivative instruments for speculative trading purposes.  The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations.  The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the three and six months ended June 30, 2011 and 2010, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

The effect of derivative instruments on the Company’s consolidated balance sheets is presented in the table below.

	June 30, 2011	December 31, 2010

Other long-term liabilities:
Fair value of interest rate derivatives designated as hedges	$66	$57

Accumulated other comprehensive loss:
Interest rate derivatives designated as hedges	$(66)	$(57)

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effect of derivative instruments on the Company’s consolidated statements of operations is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Other comprehensive loss:
Loss on interest rate derivatives designated as hedges (effective portion)	$(20)	$(50)	$(9)	$(50)

Amount of loss reclassified from accumulated other comprehensive loss into interest expense	$(10)	$(8)	$(20)	$(8)

As of June 30, 2011 and December 31, 2010, the Company had $2.0 billion in notional amounts of interest rate swap agreements outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

9.     Fair Value Measurements

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2011 and December 31, 2010 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s long-term debt at June 30, 2011 and December 31, 2010 are based on quoted market prices and is classified within Level 1 (defined below) of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s long-term debt at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
CCH II, LLC notes	$2,038	$2,091	$2,057	$2,113
CCO Holdings notes	5,491	5,633	2,600	2,709
Charter Operating notes	1,693	1,744	1,703	1,774
Credit facilities	3,398	3,584	5,946	6,252

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

The interest rate derivatives designated as hedges were valued as $66 million and $57 million liabilities as of June 30, 2011 and December 31, 2010, respectively, using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 of the valuation hierarchy.  The weighted average pay rate for the Company’s interest rate swap agreements was 2.25% (exclusive of applicable spread) at June 30, 2011 and December 31, 2010.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded in the three and six months ended June 30, 2011 and 2010.

10.           Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Loss on sale of assets, net	$--	$2	$--	$3
Special charges, net	1	5	6	16

	$1	$7	$6	$19

Loss on sales of assets, net

Loss on sales of assets, net represents the loss recognized on the sale of fixed assets and cable systems.

Special charges, net

Special charges, net for the three and six months ended June 30, 2011 primarily includes severance charges.  For the three and six months ended June 30, 2010, special charges, net primarily includes severance charges as well as net amounts of litigation settlements.

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

For the three and six months ended June 30, 2011, the Company recorded $81 million and $160 million of income tax expense, respectively, including $8 million of expense related to a state tax law change.  For the three and six months ended June 30, 2010, the Company recorded $83 million and $102 million of income tax expense, respectively.Income tax expense was recognized through increases in deferred tax liabilities related to Charter’s investment in Charter Holdco, and certain of Charter’s indirect subsidiaries, in addition to current federal and state income tax expense.  Income tax expense for the six months ended June 30, 2010 was reduced by $69 million related to the reduction of the valuation allowance in connection with Mr. Allen’s exchange of his 0.19% Charter Holdco interest for 212,923 shares of Charter’s Class A common stock in a non-taxable transaction in February 2010.

As of June 30, 2011 and December 31, 2010, the Company had net deferred income tax liabilities of approximately $917 million and $762 million, respectively.  Included in these net deferred tax liabilities is approximately $221 million and $225 million of net deferred tax liabilities at June 30, 2011 and December 31, 2010, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate income tax returns. The remainder of the Company’s net deferred tax liability arose from Charter’s investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Franklin Stock Repurchase

See “Note 6.  Treasury Stock” for the description of Charter’s purchase of 4.5 million shares of its Class A common stock from Franklin Advisers, Inc.  At the time of the purchase, funds advised by Franklin Advisers, Inc. beneficially held more than 10% of Charter’s Class A common stock.

13.           Contingencies

On August 28, 2008, a lawsuit was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al.  v. Charter Communications, LLC and Charter Communications, Inc.).  The plaintiffs sought to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California.  Plaintiffs alleged that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked.  In May 2010, the parties entered into a settlement agreement disposing of all claims, including those potential wage and hour claims for potential class members in additional states beyond the four identified above. On September 24, 2010, the court granted final approval of the settlement. The Company had accrued and subsequently paid the settlement costs associated with this case. The Company has been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future.  The Company cannot predict the outcome of any such claims nor can they estimate a reasonable range of loss.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Operating amended its senior secured credit facilities effective March 31, 2010.  In connection with the closing of these amendments, each of Bank of America, N.A. and JPMorgan, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss the appeal of the Company’s Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to the Company’s Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York.  The lenders filed their stipulation of that dismissal and waiver of objections and in April 2010, the case was dismissed.  On December 3, 2009, Wilmington Trust withdrew its notice of appeal.  In April 2010, Wells Fargo filed its Stipulation of Dismissal of their appeal on behalf of the lenders under the CCO Holdings credit facility and in April 2010, the case was dismissed. The appeals by Law Debenture Trust and R2 Investments were denied by the District Court for the Southern District of New York in March 2011.  A Notice of Appeal of that denial has been filed by both Law Debenture Trust and R2.  The appeals of the securities plaintiffs were denied by the District Court for the Southern District of New York in July 2011. The Company cannot predict the ultimate outcome of the appeals nor can they estimate a reasonable range of loss.

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

During the three and six months ended June 30, 2011, the Company granted 17,600 and 30,100 shares of restricted stock, respectively.  During the three and six months ended June 30, 2010, the Company granted 2,100 and 42,000 shares of restricted stock, respectively.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  During the three and six months ended June 30, 2011, the Company granted 2 million stock options.  A portion of the stock options vest annually over four years from either the grant date or delayed vesting commencement dates.  The remaining stock options vest based on achievement of stock price hurdles over a delayed vesting schedule.  All stock options expire ten years from the grant date.  During the three and six months ended June 30, 2011, the Company granted 230,500 restricted stock units.  Restricted stock units have no voting rights and vest ratably over four years from either the grant date or delayed vesting commencement dates.  As of June 30, 2011, total unrecognized compensation remaining to be recognized in future periods totaled $25 million for restricted stock, $61 million for stock options and $12 million for restricted stock units and the weighted average period over which it is expected to be recognized is 2 years for restricted stock, 3 years for stock options and 5 years for restricted stock units.

The Company recorded $9 million and $15 million of stock compensation expense for the three and six months ended June 30, 2011, respectively, and $5 million and $10 million of stock compensation expense for the three and six months ended June 30, 2010, respectively, which is included in selling, general, and administrative expense.

15.           Consolidating Schedules

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

Condensed consolidating financial statements as of June 30, 2011 and December 31, 2010 and for the six months ended June 30, 2011 and 2010 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3	$8	$--	$2	$153	$--	$166
Restricted cash and cash equivalents	--	--	--	--	28	--	28
Accounts receivable, net	--	--	--	--	243	--	243
Receivables from related party	69	151	4	3	--	(227)	--
Prepaid expenses and other current assets	2	22	--	--	29	--	53
Total current assets	74	181	4	5	453	(227)	490

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	34	--	--	6,845	--	6,879
Franchises	--	--	--	--	5,257	--	5,257
Customer relationships, net	--	--	--	--	1,846	--	1,846
Goodwill	--	--	--	--	951	--	951
Total investment in cable properties	--	34	--	--	14,899	--	14,933

CC VIII PREFERRED INTEREST	85	199	--	--	--	(284)	--

INVESTMENT IN SUBSIDIARIES	1,611	1,114	2,981	8,539	--	(14,245)	--

LOANS RECEIVABLE – RELATED PARTY	--	43	256	261	--	(560)	--

OTHER NONCURRENT ASSETS	--	160	--	82	146	(2)	386

Total assets	$1,770	$1,731	$3,241	$8,887	$15,498	$(15,318)	$15,809

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8	$116	$89	$95	$779	$--	$1,087
Payables to related party	--	--	--	--	227	(227)	--
Total current liabilities	8	116	89	95	1,006	(227)	1,087

LONG-TERM DEBT	--	--	2,038	5,811	4,771	--	12,620
LOANS PAYABLE – RELATED PARTY	--	--	--	--	560	(560)	--
OTHER LONG-TERM LIABILITIES	696	4	--	--	338	--	1,038

Shareholders’/Member’s equity	1,066	1,611	1,114	2,981	8,539	(14,247)	1,064
Noncontrolling interest	--	--	--	--	284	(284)	--
Total shareholders’/member’s equity	1,066	1,611	1,114	2,981	8,823	(14,531)	1,064

Total liabilities and shareholders’/member’s equity	$1,770	$1,731	$3,241	$8,887	$15,498	$(15,318)	$15,809

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$--	$3	$1	$--	$--	$4
Restricted cash and cash equivalents	--	--	--	--	28	--	28
Accounts receivable, net	--	1	--	--	246	--	247
Receivables from related party	57	182	8	8	--	(255)	--
Prepaid expenses and other current assets	2	20	--	--	25	--	47
Total current assets	59	203	11	9	299	(255)	326

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	34	--	--	6,785	--	6,819
Franchises	--	--	--	--	5,257	--	5,257
Customer relationships, net	--	--	--	--	2,000	--	2,000
Goodwill	--	--	--	--	951	--	951
Total investment in cable properties	--	34	--	--	14,993	--	15,027

CC VIII PREFERRED INTEREST	79	183	--	--	--	(262)	--

INVESTMENT IN SUBSIDIARIES	1,889	1,409	3,296	5,946	--	(12,540)	--

LOANS RECEIVABLE – RELATED PARTY	--	42	248	252	--	(542)	--

OTHER NONCURRENT ASSETS	--	160	--	43	153	(2)	354

Total assets	$2,027	$2,031	$3,555	$6,250	$15,445	$(13,601)	$15,707

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11	$138	$89	$40	$771	$--	$1,049
Payables to related party	--	--	--	--	255	(255)	--
Total current liabilities	11	138	89	40	1,026	(255)	1,049

LONG-TERM DEBT	--	--	2,057	2,914	7,335	--	12,306
LOANS PAYABLE – RELATED PARTY	--	--	--	--	542	(542)	--
OTHER LONG-TERM LIABILITIES	536	4	--	--	334	--	874

Shareholders’/Member’s equity	1,480	1,889	1,409	3,296	5,946	(12,542)	1,478
Noncontrolling interest	--	--	--	--	262	(262)	--
Total shareholders’/member’s equity	1,480	1,889	1,409	3,296	6,208	(12,804)	1,478

Total liabilities and shareholders’/member’s equity	$2,027	$2,031	$3,555	$6,250	$15,445	$(13,601)	$15,707

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$16	$59	$--	$--	$3,561	$(75)	$3,561

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	1,552	--	1,552
Selling, general and administrative	16	59	--	--	688	(75)	688
Depreciation and amortization	--	--	--	--	776	--	776
Other operating expenses, net	--	--	--	--	6	--	6

	16	59	--	--	3,022	(75)	3,022

Income from operations	--	--	--	--	539	--	539

OTHER INCOME (EXPENSES):
Interest expense, net	--	--	(96)	(169)	(209)	--	(474)
Loss on extinguishment of debt	--	--	--	--	(120)	--	(120)
Other expenses, net	--	--	--	--	(2)	--	(2)
Equity in income (losses) of subsidiaries	(63)	(79)	17	186	--	(61)	--

	(63)	(79)	(79)	17	(331)	(61)	(596)

Income (loss) before income taxes	(63)	(79)	(79)	17	208	(61)	(57)

INCOME TAX EXPENSE	(160)	--	--	--	--	--	(160)

Consolidated net income (loss)	(223)	(79)	(79)	17	208	(61)	(217)

Less: Net (income) loss – noncontrolling interest	6	16	--	--	(22)	--	--

Net income (loss)	$(217)	$(63)	$(79)	$17	$186	$(61)	$(217)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$19	$56	$--	$--	$3,506	$(75)	$3,506

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	1,529	--	1,529
Selling, general and administrative	19	56	--	--	704	(75)	704
Depreciation and amortization	--	--	--	--	749	--	749
Other operating expenses, net	--	--	--	--	19	--	19

	19	56	--	--	3,001	(75)	3,001

Income from operations	--	--	--	--	505	--	505

OTHER INCOME (EXPENSES):
Interest expense, net	--	--	(98)	(50)	(275)	--	(423)
Loss on extinguishment of debt	--	--	--	(17)	(18)	--	(35)
Other income (expenses), net	3	--	--	--	(5)	--	(2)
Equity in income of subsidiaries	31	18	116	183	--	(348)	--

	34	18	18	116	(298)	(348)	(460)

Income before income taxes	34	18	18	116	207	(348)	45

INCOME TAX EXPENSE	(96)	--	--	--	(6)	--	(102)

Consolidated net income (loss)	(62)	18	18	116	201	(348)	(57)

Less: Net (income) loss – noncontrolling interest	5	13	--	--	(18)	--	--

Net income (loss)	$(57)	$31	$18	$116	$183	$(348)	$(57)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(223)	$(79)	$(79)	$17	$208	$(61)	$(217)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	776	--	776
Noncash interest expense	--	--	(19)	10	29	--	20
Loss on extinguishment of debt	--	--	--	--	120	--	120
Deferred income taxes	159	--	--	--	(4)	--	155
Equity in (income) losses of subsidiaries	63	79	(17)	(186)	--	61	--
Other, net	--	1	--	--	15	--	16
Changes in operating assets and liabilities:
Accounts receivable	--	1	--	--	4	--	5
Prepaid expenses and other assets	--	(2)	--	--	(4)	--	(6)
Accounts payable, accrued expenses and other	(3)	(22)	--	55	8	--	38
Receivables from and payables to related party	4	30	(4)	(4)	(26)	--	--

Net cash flows from operating activities	--	8	(119)	(108)	1,126	--	907

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(680)	--	(680)
Contribution to subsidiary	--	--	--	(2,647)	--	2,647	--
Distributions from subsidiary	206	1,030	322	231	--	(1,789)	--
Other, net	--	--	--	--	(14)	--	(14)

Net cash flows from investing activities	206	1,030	322	(2,416)	(694)	858	(694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	2,890	671	--	3,561
Repayments of long-term debt	--	--	--	--	(3,366)	--	(3,366)
Payments for debt issuance costs	--	--	--	(43)	--	--	(43)
Purchase of treasury stock	(207)	--	--	--	--	--	(207)
Contribution from parent	--	--	--	--	2,647	(2,647)	--
Distributions to parent	--	(1,030)	(206)	(322)	(231)	1,789	--
Other, net	4	--	--	--	--	--	4

Net cash flows from financing activities	(203)	(1,030)	(206)	2,525	(279)	(858)	(51)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	8	(3)	1	153	--	162
CASH AND CASH EQUIVALENTS, beginning of period	--	--	3	1	28	--	32

CASH AND CASH EQUIVALENTS, end of period	$3	$8	$--	$2	$181	$--	$194

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(62)	$18	$18	$116	$201	$(348)	$(57)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	749	--	749
Noncash interest expense	--	--	(17)	5	48	--	36
Loss on extinguishment of debt	--	--	--	15	17	--	32
Deferred income taxes	96	--	--	--	2	--	98
Equity in income of subsidiaries	(31)	(18)	(116)	(183)	--	348	--
Other, net	(2)	--	--	--	13	--	11
Changes in operating assets and liabilities:
Accounts receivable	--	--	--	--	(1)	--	(1)
Prepaid expenses and other assets	(2)	4	--	--	10	--	12
Accounts payable, accrued expenses and other	2	(27)	69	14	43	--	101
Receivables from and payables to related party	(21)	9	(12)	(8)	32	--	--

Net cash flows from operating activities	(20)	(14)	(58)	(41)	1,114	--	981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(649)	--	(649)
Contribution to subsidiary	(45)	(77)	(5)	(714)	--	841	--
Distributions from subsidiary	--	--	47	54	--	(101)	--
Loans to subsidiaries	--	(30)	--	--	--	30	--
Other, net	--	--	--	--	(4)	--	(4)

Net cash flows from investing activities	(45)	(107)	42	(660)	(653)	770	(653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	1,600	25	--	1,625
Borrowings from parent companies	--	--	--	--	30	(30)	--
Repayments of long-term debt	--	--	--	(826)	(1,614)	--	(2,440)
Repayment of preferred stock	(138)	--	--	--	--	--	(138)
Payments for debt issuance costs	--	--	--	(28)	(31)	--	(59)
Contribution from parent	--	109	13	5	714	(841)	--
Distributions to parent	--	--	--	(47)	(54)	101	--
Other, net	--	--	--	--	(3)	--	(3)

Net cash flows from financing activities	(138)	109	13	704	(933)	(770)	(1,015)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(203)	(12)	(3)	3	(472)	--	(687)
CASH AND CASH EQUIVALENTS, beginning of period	203	12	6	--	533	--	754

CASH AND CASH EQUIVALENTS, end of period	$--	$--	$3	$3	$61	$--	$67

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter owns cable systems through its subsidiaries.

We are a cable operator providing services in the United States with approximately 5.2 million residential and commercial customers at June 30, 2011.  We offer our customers traditional cable video programming (basic and digital video), Internet services, and telephone services, as well as advanced video services such as Charter OnDemand™ (“OnDemand”), high-definition television and digital video recorder (“DVR”) service.  We also sell local advertising on cable networks and provide fiber connectivity to cellular towers.

Overview

For the three and six months ended June 30, 2011, adjusted earnings before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $673 million and $1.3 billion, respectively.  For the three and six months ended June 30, 2010, Adjusted EBITDA was $646 million and $1.3 billion, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased as a result of continued growth in our commercial services along with growth in our Internet and telephone customers, combined with lower selling, general and administrative costs.  For the three and six months ended June 30, 2011, our income from operations was $270 million and $539 million, respectively.  For the three and six months ended June 30, 2010, our income from operations was $254 million and $505 million, respectively.  The increase in income from operations is primarily due to increases in revenues offset by increases in operating expenses and depreciation and amortization.

For the six months ended June 30, 2011, we had a decrease in total customers of approximately 12,100 and lost approximately 107,500 basic video customers.  We believe that continued competition and the weakened economic conditions in the United States, including the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services.  These conditions combined with seasonality and disciplined customer acquisition contributed to video revenues declining 3% for each of the three and six months ended June 30, 2011 compared to the corresponding periods in 2010.  Total revenue growth was 1% and 2% for the three and six months ended June 30, 2011, respectively, compared to the corresponding periods in 2010 as we continued to grow our commercial, Internet and telephone businesses.  However, we believe competition from wireless and economic factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business.  If these conditions do not improve, we believe the growth of our business and results of operations will be further adversely affected which may contribute to future impairments of our franchises and goodwill.

The following table summarizes our customer statistics for basic video, digital video, Internet, and telephone as of June 30, 2011 and 2010:

	Approximate as of
	June 30,	June 30,
	2011 (a)	2010 (a)

Video (b)	4,173,400	4,466,600
Internet (c)	3,352,500	3,187,900
Telephone (d)	1,747,600	1,658,100
Residential PSUs (e)	9,273,500	9,312,600

Video (b)(f)	239,500	249,900
Internet (c)(g)	149,100	129,400
Telephone (d)	68,500	50,000
Commercial PSUs (e)	457,100	429,300

Digital video RGUs (h)	3,386,700	3,337,500

Total RGUs (i)	13,117,300	13,079,400

After giving effect to sales of cable systems in 2010, residential basic video customers, residential Internet customers and residential telephone customers would have been approximately 4,407,000, 3,163,700, and 1,656,300, respectively, as of June 30, 2010. After giving effect to sales of cable systems in 2010, commercial basic video customers, commercial Internet customers, commercial telephone customers and digital revenue generating units would have been approximately 243,800, 128,300, 49,900 and 3,302,000, respectively, as of June 30, 2010.

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at June 30, 2011 and 2010, customers include approximately 16,100 and 20,800 persons, respectively, whose accounts were over 60 days past due in payment, approximately 2,200 and 2,500 persons, respectively, whose accounts were over 90 days past due in payment, and approximately 1,000 and 1,300 persons, respectively, whose accounts were over 120 days past due in payment.

(b)	“Video customers” represent those customers who subscribe to our video cable services.

(c)	“Internet customers” represent those customers who subscribe to our Internet service.

(d)	“Telephone customers” represent those customers who subscribe to our telephone service.

(e)	“Primary Service Units” or “PSUs” represent the total of video, Internet and telephone customers.

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

(g)	Prior year commercial Internet customers were adjusted to reflect current year presentation.

(h)	“Digital video RGUs” include all video customers that rent one or more digital set-top boxes or cable cards.

(i)
“Revenue Generating Units” or “RGUs” represent the total of all basic video, digital video, Internet and telephone customers, not counting additional outlets within one household.  For example, a customer who receives two types of service (such as basic video and digital video) would be treated as two RGUs and, if that customer added on Internet service, the customer would be treated as three RGUs.  This statistic is computed in accordance with the guidelines of the National Cable & Telecommunications Association (“NCTA”).

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

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010

REVENUES	$1,791	100%	$1,771	100%	$3,561	100%	$3,506	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	784	44%	773	44%	1,552	44%	1,529	44%
Selling, general and administrative	343	19%	357	20%	688	19%	704	20%
Depreciation and amortization	393	22%	380	22%	776	22%	749	21%
Other operating expenses, net	1	--	7	--	6	--	19	1%

	1,521	85%	1,517	86%	3,022	85%	3,001	86%

Income from operations	270	15%	254	14%	539	15%	505	14%

OTHER INCOME (EXPENSES):
Interest expense, net	(241)		(219)		(474)		(423)
Loss on extinguishment of debt	(53)		(34)		(120)		(35)
Other income (expenses), net	(2)		1		(2)		(2)

	(296)		(252)		(596)		(460)

Income (loss) before income taxes	(26)		2		(57)		45

INCOME TAX EXPENSE	(81)		(83)		(160)		(102)

Net loss	$(107)		$(81)		$(217)		$(57)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.98)		$(0.72)		$(1.95)		$(0.51)

Weighted average common shares outstanding, basic and diluted	109,265,876		113,110,882		111,234,155		113,066,173

Revenues.  Average monthly revenue per basic video customer increased to $134 for the three months ended June 30, 2011 from $124 for the three months ended June 30, 2010 and increased to $132 for the six months ended June 30, 2011 from $122 for the six months ended June 30, 2010.  Average monthly revenue per basic video customer represents total revenue, divided by the number of respective months, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of residential telephone, commercial services, Internet customers, price increases, and incremental video revenues from DVR and high-definition television services, offset by a decrease in basic video customers.  Asset sales reduced the increase in revenues for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 by approximately $18 million and $36 million, respectively.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010		2011 over 2010
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$903	51%	$932	52%	$(29)	(3%)
Internet	419	23%	402	23%	17	4%
Telephone	213	12%	206	12%	7	3%
Commercial	141	8%	121	7%	20	17%
Advertising sales	76	4%	72	4%	4	6%
Other	39	2%	38	2%	1	3%

	$1,791	100%	$1,771	100%	$20	1%

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010		2011 over 2010
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$1,811	51%	$1,858	53%	$(47)	(3%)
Internet	831	23%	797	23%	34	4%
Telephone	425	12%	404	11%	21	5%
Commercial	278	8%	239	7%	39	16%
Advertising sales	138	4%	131	4%	7	5%
Other	78	2%	77	2%	1	1%

	$3,561	100%	$3,506	100%	$55	2%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue.  Residential basic video customers decreased by 293,200 customers from June 30, 2010 compared to June 30, 2011, 59,600 of which were related to asset sales.  Digital video customers increased by 49,200 during the same period, offset by asset sales of 35,500 customers.  The decrease in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2011 compared to three months ended June 30, 2010 Increase / (Decrease)	Six months ended June 30, 2011 compared to six months ended June 30, 2010 Increase / (Decrease)

Incremental video services and rate adjustments	$2	$9
Increase in digital video customers	9	23
Decrease in basic video customers	(29)	(56)
Asset sales	(11)	(23)

	$(29)	$(47)

Residential Internet customers grew by 164,600 customers from June 30, 2010 to June 30, 2011.  The increase was reduced by asset sales of 24,200 residential Internet customers.  The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2011 compared to three months ended June 30, 2010 Increase / (Decrease)	Six months ended June 30, 2011 compared to six months ended June 30, 2010 Increase / (Decrease)

Increase in residential Internet customers	$23	$47
Rate adjustments and service level changes	(3)	(7)
Asset sales	(3)	(6)

	$17	$34

Average monthly revenue per residential Internet customer decreased during the three and six months ended June 30, 2011 compared to the corresponding periods in 2010 due to an increase in customers taking entry level products as a result of our speed upgrades offset by an increase in home networking customers.

Residential telephone customers grew by 89,500 customers from June 30, 2010 to June 30, 2011, offset by asset sales of 1,800 residential telephone customers.  The increase in telephone revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2011 compared to three months ended June 30, 2010 Increase / (Decrease)	Six months ended June 30, 2011 compared to six months ended June 30, 2010 Increase / (Decrease)

Increase in residential telephone customers	$14	$31
Rate adjustments and service upgrades	(6)	(9)
Asset sales	(1)	(1)

	$7	$21

Average monthly revenue per residential telephone customer decreased during the three and six months ended June 30, 2011 compared to the corresponding period in 2010 due to promotional activity to increase sales of The Charter Bundle®.

The increase in commercial revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2011 compared to three months ended June 30, 2010 Increase / (Decrease)	Six months ended June 30, 2011 compared to six months ended June 30, 2010 Increase / (Decrease)

Sales to small-to-medium sized business customers	$13	$24
Carrier site customers	3	10
Other	5	7
Asset sales	(1)	(2)

	$20	$39

Increases in commercial revenues were the result of improved sales productivity and our strategic investments, such as DOCSIS 3.0.  Commercial customers increased 27,800 from June 30, 2010 compared to June 30, 2011.  The increase was reduced by asset sales of 7,300 commercial customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues for the three and six months ended June 30, 2011 increased primarily as a result of an increase in revenue from the automotive and retail sectors combined with a $3 million change to account for revenues received from selling advertising for third parties on a gross basis rather than a net basis.  For the three months ended June 30, 2011 and 2010, we received $13 million and $11 million, respectively, and for the six months ended June 30, 2011 and 2010, we received $23 million and $21 million, respectively, in advertising sales revenues from vendors.  Asset sales reduced the increase in advertising sales revenues for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 by approximately $1 million and $2 million, respectively.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  The increase in other revenues for the three and six months ended June 30, 2011 was primarily the result of increases in wire maintenance fees.  Asset sales reduced the increase in other revenues for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 by approximately $1 million and $2 million, respectively.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

	Three months ended June 30, 2011 compared to three months ended June 30, 2010 Increase / (Decrease)	Six months ended June 30, 2011 compared to six months ended June 30, 2010 Increase / (Decrease)

Programming costs	$16	$30
Service labor costs	5	11
Commercial services	(1)	1
Asset sales	(9)	(19)

	$11	$23

Programming costs were approximately $469 million and $459 million, representing 60% of total operating expenses, for the three months ended June 30, 2011 and 2010, respectively, and were approximately $935 million and $916 million, representing 60% of total operating expenses, for the six months ended June 30, 2011 and 2010, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments, offset in part by asset sales and customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $2 million and $4 million for the three months ended June 30, 2011 and 2010, respectively, and $4 million and $8 million for the six months ended June 30, 2011 and 2010, respectively.  We expect programming expenses to continue to increase, and at a higher rate than in 2010, due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses is attributable to the following (dollars in millions):

	Three months ended June 30, 2011 compared to three months ended June 30, 2010 Increase / (Decrease)	Six months ended June 30, 2011 compared to six months ended June 30, 2010 Increase / (Decrease)

Stock compensation	$4	$5
Commercial services	2	5
Other, net	3	1
Marketing costs	(6)	3
Bad debt and collection costs	(6)	(13)
Customer care	(6)	(8)
Asset sales	(5)	(9)

	$(14)	$(16)

The decrease in marketing costs for the three months ended June 30, 2011 and the increase for the six months ended June 30, 2011 includes approximately $7 million of favorable adjustments related to expenses previously accrued on 2010 marketing campaigns.

Depreciation and amortization. Depreciation and amortization expense increased by $13 million and $27 million for the three and six months ended June 30, 2011 compared to the corresponding periods in 2010, respectively, primarily representing depreciation on capital expenditures, offset by certain assets becoming fully depreciated.

Other operating expenses, net.  The change in other operating expense, net is attributable to the following (dollars in millions):

	Three months ended June 30, 2011 compared to three months ended June 30, 2010 Increase / (Decrease)	Six months ended June 30, 2011 compared to six months ended June 30, 2010 Increase / (Decrease)

Special charges, net	$(4)	$(10)
Loss on sales of assets, net	(2)	(3)

	$(6)	$(13)

The change in special charges in the three and six months ended June 30, 2011 as compared to the prior periods is the result of litigation settlements plus severance charges.  For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three and six months ended June 30, 2011 compared to June 30, 2010, net interest expense increased by $22 million and $51 million, respectively, which was primarily a result of an increase in our weighted average interest rate from 6.3% and 6.0% for the three and six months ended June 30, 2010 to 7.4% and 7.3% for the three and six months ended June 30, 2011 offset by a decrease in our weighted average debt outstanding from $12.8 billion and $13.0 billion for the three and six months ended June 30, 2010 to $12.6 billion and $12.5 billion for the three and six months ended June 30, 2011.

Loss on extinguishment of debt.  Loss on extinguishment of debt consists of the following for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Charter Operating credit facility prepayments	$(53)	$--	$(120)	$--
CCO Holdings and Charter Operating notes repurchases	--	(34)	--	(34)
Charter Operating credit facility amendment	--	--	--	(1)

	$(53)	$(34)	$(120)	$(35)

For more information, see Note 4 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized for the three and six months ended June 30, 2011 and 2010, through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to current federal and state income tax expense.  Income tax expense for the three and six months ended June 30, 2011 included an $8 million expense for a state tax law change.  Income tax expense for the six months ended June 30, 2010 included a $69 million benefit related to the February 8, 2010 Charter Holdco partnership interest exchange.

Net loss. Net loss increased by $26 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and by $160 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily a result of an increase in loss on extinguishment of debt and higher interest expense.

Loss per common share. During the three months ended June 30, 2011 compared to the three months ended June 30, 2010, net loss per common share increased by $0.26 and during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 net loss per common share increased by $1.44 as a result of the factors described above.

Use of Adjusted EBITDA and Free Cash Flow

We use certain measures that are not defined by accounting principles generally accepted in the United States (“GAAP”) to evaluate various aspects of our business. Adjusted EBITDA and free cash flow are non-GAAP financial measures and should be considered in addition to, not as a substitute for, net loss and net cash flows from operating activities reported in accordance with GAAP. These terms, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and free cash flow are reconciled to net loss and net cash flows from operating activities, respectively, below.

Adjusted EBITDA is defined as net loss plus net interest expense, income taxes, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, and other expenses, such as special charges, loss on sale or retirement of assets and reorganization items. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. For this reason, it is a significant component of Charter’s annual incentive compensation program.  However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing.  Management evaluates these costs through other financial measures.

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

Adjusted EBITDA includes management fee expenses in the amount of $35 million and $36 million for the three months ended June 30, 2011 and 2010, respectively, and $70 million and $71 million for the six months ended June 30, 2011 and 2010, respectively, which expense amounts are excluded for the purposes of calculating compliance with leverage covenants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(107)	$(81)	$(217)	$(57)
Plus: Interest expense, net	241	219	474	423
Income tax expense	81	83	160	102
Depreciation and amortization	393	380	776	749
Stock compensation expense	9	5	15	10
Loss on extinguishment of debt	53	34	120	35
Other, net	3	6	8	21

Adjusted EBITDA	$673	$646	$1,336	$1,283

Net cash flows from operating activities	$460	$451	$907	$981
Less: Purchases of property, plant and equipment	(324)	(339)	(680)	(649)
Change in accrued expenses related to capital expenditures	19	15	--	--

Free cash flow	$155	$127	$227	$332

Liquidity and Capital Resources

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt.  The accreted value of our debt as of June 30, 2011 was $12.6 billion, consisting of $3.4 billion of credit facility debt and $9.2 billion of notes.  Our business requires significant cash to fund principal and interest payments on our debt. For the remainder of 2011, $16 million of our debt matures.  As of June 30, 2011, $1.1 billion of our debt matures in 2012, $230 million in 2013, $1.0 billion in 2014, $30 million in 2015, $4.6 billion in 2016 and $5.5 billion thereafter.  As of December 31, 2010, as shown in our annual report on Form 10-K, we had other contractual obligations totaling $646 million.  We also expect to incur capital expenditures of approximately $1.3 billion to $1.4 billion for 2011.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures.  Free cash flow was $155 million and $227 million for the three months and six months ended June 30, 2011, respectively.  We expect to continue to generate free cash flow.  As of June 30, 2011, the amount available under our revolving credit facility was approximately $1.2 billion.  We expect to utilize free cash flow and availability under our revolving credit facilities as well as future refinancing transactions to further extend or reduce the maturities of our principal obligations. The timing and terms of any refinancing transactions will be subject to market conditions.  Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions.  We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Communications Operating, LLC’s (“Charter Operating”) revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

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

Free Cash Flow

Free cash flow was $155 million and $127 million for the three months ended June 30, 2011 and 2010, respectively, and $227 million and $332 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease in free cash flow for the six months ended June 30, 2011 compared to the corresponding period in 2010 is primarily due to changes in operating assets and liabilities, excluding the change in accrued interest, that provided $72 million less cash during the same period of 2011, an increase of $65 million in cash paid for interest primarily related to higher interest rates as part of refinancings, net of timing of interest payments, and an increase of $31 million in capital expenditures.  The $72 million reduction in cash provided by changes in operating assets and liabilities is driven by one-time benefits in the first half of 2010 post emergence from bankruptcy along with timing of payments in 2011.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended June 30, 2011, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on June 30, 2011 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CCO Holdings, LLC (“CCO Holdings”) and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings and Charter Operating credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing and Financing Activities

Cash and Cash Equivalents.  We held $194 million in cash and cash equivalents, including restricted cash of $28 million, as of June 30, 2011 compared to $32 million as of December 31, 2010.

Operating Activities. Net cash provided by operating activities decreased $74 million from $981 million for the six months ended June 30, 2010 to $907 million for the six months ended June 30, 2011, primarily as a result of changes in operating assets and liabilities, excluding the change in accrued interest, that provided $72 million less cash during the same period driven by one-time benefits in the first half of 2010 post emergence from bankruptcy along with timing of payments in 2011 and an increase of $65 million in cash paid for interest primarily related to higher interest rates as part of refinancings, net of timing of interest payments, offset by revenues increasing at a faster rate than cash expenses.

Investing Activities. Net cash used in investing activities was $694 million and $653 million for the six months ended June 30, 2011 and 2010, respectively.  The increase is primarily due to an increase of $31 million in purchases of property, plant, and equipment as a result of capital investments to enhance our residential and commercial products and services capabilities.

Financing Activities. Net cash used in financing activities was $51 million and $1.0 billion for the six months ended June 30, 2011 and 2010, respectively.  The decrease in cash used during the six months ended June 30, 2011 as compared to the corresponding period in 2010, was primarily the result of increased borrowings of long-term debt, offset by increased repayments of long-term debt and purchase of treasury stock.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $680 million and $649 million for the six months ended June 30, 2011 and 2010, respectively, and increased as a result of investments made to move into new commercial segments, incremental capital for storm-related damage, and bandwidth reclamation projects such as switched-digital video launches.

During 2011, we expect capital expenditures to be between $1.3 billion and $1.4 billion.  We expect the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to advanced video services, scalable infrastructure and support capital.  The actual amount of our capital expenditures depends in part on the deployment of advanced video services and offerings.  Capital expenditures will increase if there is accelerated growth in Internet, telephone, commercial business or digital customers or there is an increased need to respond to competitive pressures by expanding the delivery of other advanced video services.

Our capital expenditures are funded primarily from free cash flow and borrowings on our credit facility.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and six months ended June 30, 2011 and 2010.  The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry.  These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Customer premise equipment (a)	$130	$140	$287	$296
Scalable infrastructure (b)	85	108	207	195
Line extensions (c)	29	22	49	38
Upgrade/Rebuild (d)	7	7	12	16
Support capital (e)	73	62	125	104

Total capital expenditures (f)	$324	$339	$680	$649

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

(f)
Total capital expenditures includes $45 million and $34 million of capital expenditures related to commercial services for the three months ended June 30, 2011 and 2010, respectively, and $72 million and $52 million for the six months ended June 30, 2011 and 2010, respectively.

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

As of June 30, 2011 and December 31, 2010, the accreted value of our debt was approximately $12.6 billion and $12.3 billion, respectively.  As of June 30, 2011 and December 31, 2010, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 4.4% and 3.8%, respectively, and the weighted average interest rate on the notes was approximately 8.8% and 9.7%, respectively, resulting in a blended weighted average interest rate of 7.5% and 6.7%, respectively.  The interest rate on approximately 87% and 65% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of June 30, 2011 and December 31, 2010, respectively.

We do not hold or issue derivative instruments for speculative trading purposes.  We have interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, derivative gains and losses offset related results on hedged items in the consolidated statements of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the three and six months ended June 30, 2011 and 2010, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in other comprehensive loss.  For the three and six months ended June 30, 2011, losses of $20 million and $9 million, respectively, and for each of the three and six months ended June 30, 2010, losses of $50 million related to derivative instruments designated as cash flow hedges, were recorded in other comprehensive loss. The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of June 30, 2011 (dollars in millions):

	2011	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at June 30, 2011
Debt:
Fixed Rate	$--	$1,100	$--	$546	$--	$1,766	$5,500	$8,912	$9,468
Average Interest Rate	--	8.00%	--	10.88%	--	13.50%	7.20%	8.77%

Variable Rate	$16	$31	$230	$467	$30	$2,835	$--	$3,609	$3,584
Average Interest Rate	3.57%	3.94%	3.47%	5.02%	6.60%	7.26%	--	6.68%

Interest Rate Instruments:
Variable to Fixed Rate	$--	$--	$900	$800	$300	$--	$--	$2,000	$66
Average Pay Rate	--	--	5.21%	5.65%	5.99%	--	--	5.50%
Average Receive Rate	--	--	4.68%	5.55%	6.30%	--	--	5.27%

At June 30, 2011, we had $2.0 billion in notional amounts of interest rate swaps outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk).  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at June 30, 2011 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Charter Operating amended its senior secured credit facilities effective March 31, 2010. In connection with the closing of these amendments, each of Bank of America, N.A. and JPMorgan, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss the appeal of our Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to our Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York.  The lenders filed their stipulation of that dismissal and waiver of objections and in April 2010, the case was dismissed.  On December 3, 2009, Wilmington Trust withdrew its notice of appeal.  In April 2010, Wells Fargo filed its Stipulation of Dismissal of their appeal on behalf of the lenders under the CCO Holdings credit facility and in April 2010, the case was dismissed. The appeals by Law Debenture Trust and R2 Investments were denied by the District Court for the Southern District of New York in March 2011.  A Notice of Appeal of that denial has been filed by both Law Debenture Trust and R2.  The appeals of the securities plaintiffs were denied by the District Court for the Southern District of New York in July 2011. We cannot predict the ultimate outcome of the appeals.

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

Regulation of the cable industry has increased cable operators' operational and administrative expenses and limited their revenues.  Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;
•	rules and regulations relating to subscriber and employee privacy and data security;
•	limited rate regulation;
•	rules governing the copyright royalties that must be paid for retransmitting broadcast signals;
•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain retransmission consent to carry a broadcast station;
•	requirements governing the provision of channel capacity to unaffiliated commercial leased access programmers;
•	rules limiting our ability to enter into exclusive agreements with multiple dwelling unit complexes and control our inside wiring;
•	rules, regulations, and regulatory policies relating to provision of high-speed Internet service, including net neutrality rules;
•	rules, regulations, and regulatory policies relating to provision of voice communications;
•	rules for franchise renewals and transfers; and
•	other requirements covering a variety of operational areas such as equal employment opportunity, emergency alert systems, technical standards, and customer service requirements.

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals.  In March 2010, the FCC submitted its National Broadband Plan to Congress and announced its intention to initiate approximately 40 rulemakings addressing a host of issues related to the delivery of broadband services, including video, data, VoIP and other services. The broad reach of these rulemakings could ultimately impact the environment in which we operate. On December 21, 2010, the FCC enacted new “net neutrality” rules, regulating the provision of broadband Internet access.  There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize.  For example, Congress and various federal agencies are now considering adoption of significant new privacy restrictions, including new restrictions on the use of personal and profiling information for behavioral advertising.  In response to recent global data breaches, malicious activity and cyber threats, as well as the general increasing concerns regarding the protection of consumers’ personal information, Congress is considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business.  In the event of a data breach or cyber attack, these new laws, as well as existing legal and regulatory obligations, could require significant expenditures to remedy any such breach or attack.   In addition, the Twenty-First Century Communications and Video Accessibility Act of 2010, which the FCC is now in the process of implementing, includes various provisions intended to ensure communications services are accessible to people with disabilities.  Certain states and localities are considering new cable and telecommunications taxes that could increase operating expenses.

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

Pole attachments are cable wires that are attached to utility poles.  Cable system attachments to investor-owned public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service.  In contrast, utility poles owned by municipalities or cooperatives are not subject to federal regulation and are generally exempt from state regulation.  On April 7, 2011, the FCC amended its pole attachment rules to promote broadband deployment.  The new order (the "Order") maintains the basic rate formula applicable to "cable" attachments in the 30 states directly subject to FCC regulation, but reduces the rate formula previously applicable to "telecommunications" attachments to make it roughly equivalent to the cable attachment rate.  Although the Order maintains the status quo treatment of cable-provided VoIP service as an unclassified service eligible for the favorable cable rate, there is still some uncertainty in this area.  The Order also allows for new penalties in certain cases involving unauthorized attachments that could result in additional costs for cable operators.  The new Order overall strengthens the cable industry's ability to access investor-owned utility poles on reasonable rates, terms and conditions.  Electric utilities, however, have filed Petitions for Reconsideration at the FCC and Petitions for Review in the D.C. Circuit Court of Appeals seeking to modify or overturn the FCC’s Order.  Charter and other cable operators have intervened in the court proceeding.

Increasing regulation of our Internet service product could adversely affect our ability to provide new products and services.

In August 2005, the FCC issued a nonbinding policy statement identifying four principles it deemed necessary to ensure continuation of an “open” Internet that is not unduly restricted by network “gatekeepers.”  In August 2008, the FCC issued an order concerning one Internet network management practice in use by another cable operator, effectively treating the four principles as rules and ordering a change in that operator’s network management practices. On April 6, 2010, the United States Court of Appeals for the D.C. Circuit concluded that the FCC lacked jurisdictional authority and vacated the FCC’s 2008 order. On December 21, 2010, the FCC responded by enacting new “net neutrality” rules based on three core principles of: (1) transparency, (2) no blocking, and (3) no unreasonable discrimination. The “transparency” rule requires broadband Internet access providers to disclose applicable terms, performance, and network management practices to consumers and third party users. The “no blocking” rule restricts Internet access providers from blocking lawful content, applications, services, or devices. The “no unreasonable discrimination” rule prohibits Internet access providers from engaging in unreasonable discrimination in transmitting lawful traffic. The new rules will permit broadband service providers to exercise “reasonable network management” for legitimate management purposes, such as management of congestion, harmful traffic, and network security. The rules will also permit usage-based billing, and permit broadband service providers to offer additional specialized services such as facilities-based IP voice services, without being subject to restrictions on discrimination. These rules do not become effective until 60 days following the announcement in the Federal Register of the Office of Management and Budget’s decision regarding the information collection requirements associated with the new rules.  The Office of Management and Budget did not commence its proceeding regarding the proposed requirements until early July 2011.  Assuming they become effective, the FCC will enforce these rules based on case-by-case complaints. Although the new rules encompass both wireline providers (like us) and wireless providers, the rules are less stringent with regard to wireless providers. The FCC premised the new “net neutrality” rules on its Title I and ancillary jurisdiction.  An initial appeal filed by Verizon was rejected by the court on procedural grounds, but it is expected that Verizon will refile in due course.  A legislative review is also possible. The FCC’s new rules, if they withstand such challenges, as well as any additional legislation or regulation, could impose new obligations and restraints on high-speed Internet providers. Any such rules or statutes could limit our ability to manage our cable systems to obtain value for use of our cable systems and respond to operational and competitive challenges.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage.  We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals; local public, educational and government access (“PEG”) programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system).  Under FCC regulations, most cable systems are currently required to offer both an analog and digital version of local broadcast signals.  This burden could increase further if we are required to carry multiple programming streams included within a single digital broadcast transmission (multicast carriage) or if our broadcast carriage obligations are otherwise expanded.  Pursuant to recent copyright legislation, the Copyright Office and the General Accounting Office are now conducting proceedings exploring the feasibility of phasing out the compulsory copyright license through which cable systems have retransmitted broadcast programming since 1976.  At the same time, the cost that cable operators face to secure retransmission consent (separate from copyright authority) for the carriage of popular broadcast stations is increasing significantly.  The FCC also adopted new commercial leased access rules (currently stayed while under appeal) which dramatically reduce the rate we can charge for leasing this capacity and dramatically increase our associated administrative burdens.  The FCC recently adopted amendments, and is currently considering additional amendments, to its program carriage rules that provide additional rights to programmers dissatisfied with their carriage arrangements with cable and satellite companies to pursue complaints against these companies at the FCC. These regulatory changes could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, increase our programming costs, and limit our ability to offer services that would maximize our revenue potential.  It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer voice communications services over our broadband network and continue to develop and deploy VoIP services.  The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation.  The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain additional authorizations.  We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us.  The FCC has extended certain traditional telecommunications carrier requirements, such as E911, Universal Service fund collection, CALEA, Customer Proprietary Network Information, number porting and telephone relay requirements to many VoIP providers such as us.  There is a pending FCC proposal that might extend new inter-carrier compensation rules to VoIP traffic.  Within the next year, the FCC is likely to change the rules that govern intercarrier compensation payments that Charter pays to other carriers to have calls terminated to their local telephone subscribers, and that Charter receives from other carriers to terminate calls made to Charter telephone subscribers.  It is expected that intercarrier compensation revenues and expenses would both decline as a result of reform, but we cannot predict with certainty the details of these new rules and the extent to which it could affect Charter's revenues and expenses for its telephone services.  Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers.  If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

Item 6.      Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CHARTER COMMUNICATIONS, INC.,
                 Registrant

Dated: August 2, 2011	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Senior Vice President - Finance, Controller and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit	Description
10.1+*	Form of Non-Qualified Price Vesting Stock Option Agreement for Chief Executive Officer dated April 26, 2011.
10.2+*	Form of Non-Qualified Price Vesting Stock Option Agreement dated April 26, 2011.
10.3+*	Form of Non-Qualified Time Vesting Stock Option Agreement dated April 26, 2011.
10.4+*	Form of Restricted Stock Unit Agreement dated April 26, 2011.
10.5+*	Amended and Restated 2009 Stock Incentive Plan dated as of July 26, 2011.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial statements from Charter Communications, Inc.’s  Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

* Document attached
+ Management compensatory plan or arrangement

E-1