Form 10-Q/A
period 2011-06-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2011-08-02
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, is to furnish a corrected Interactive Data File exhibit required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the Form 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the Form 10-Q.

ITEM 6. EXHIBITS.

Exhibit	Description
10.1*	Form of Non-Qualified Price Vesting Stock Option Agreement for Chief Executive Officer dated April 26, 2011.
10.2*	Form of Non-Qualified Price Vesting Stock Option Agreement dated April 26, 2011.
10.3*	Form of Non-Qualified Time Vesting Stock Option Agreement dated April 26, 2011.
10.4*	Form of Restricted Stock Unit Agreement dated April 26, 2011.
10.5*	Amended and Restated 2009 Stock Incentive Plan dated as of July 26, 2011.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101**
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

* Filed with the Charter Communications, Inc.'s Quarterly Report on Form 10-Q filed August 2, 2011
** Furnished herewith

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