Form 10-Q
period 2011-09-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2011-11-01
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                         (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

Number of shares of Class A common stock outstanding as of September 30, 2011: 107,633,812

Charter Communications, Inc.
Quarterly Report on Form 10-Q for the Period ended September 30, 2011

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2011.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

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

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5	$4
Restricted cash and cash equivalents	27	28
Accounts receivable, less allowance for doubtful accounts of $17 for each period	253	247
Prepaid expenses and other current assets	50	47
Total current assets	335	326

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	6,903	6,819
Franchises	5,287	5,257
Customer relationships, net	1,779	2,000
Goodwill	954	951
Total investment in cable properties	14,923	15,027

OTHER NONCURRENT ASSETS	380	354

Total assets	$15,638	$15,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,081	$1,049
Total current liabilities	1,081	1,049

LONG-TERM DEBT	12,581	12,306
OTHER LONG-TERM LIABILITIES	1,112	874

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
114,741,367 and 112,494,166 shares issued, respectively	--	--
Class B common stock; $.001 par value; 25 million shares authorized;
no shares and 2,241,299 shares issued and outstanding, respectively	--	--
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	--	--
Additional paid-in capital	1,807	1,776
Accumulated deficit	(537)	(235)
Treasury stock at cost; 7,107,555 and 176,475 shares, respectively	(329)	(6)
Accumulated other comprehensive loss	(77)	(57)
Total shareholders’ equity	864	1,478

Total liabilities and shareholders’ equity	$15,638	$15,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT SHARE DATA)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES	$1,809	$1,769	$5,370	$5,275

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	792	788	2,344	2,317
Selling, general and administrative	374	356	1,062	1,060
Depreciation and amortization	405	385	1,181	1,134
Other operating expenses, net	1	--	7	19

	1,572	1,529	4,594	4,530

Income from operations	237	240	776	745

OTHER EXPENSES:
Interest expense, net	(244)	(222)	(718)	(645)
Loss on extinguishment of debt	(4)	(3)	(124)	(38)
Other expenses, net	(2)	(1)	(4)	(3)

	(250)	(226)	(846)	(686)

Income (loss) before income taxes	(13)	14	(70)	59

INCOME TAX EXPENSE	(72)	(109)	(232)	(211)

Net loss	$(85)	$(95)	$(302)	$(152)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(0.79)	$(0.84)	$(2.74)	$(1.34)

Weighted average common shares outstanding, basic and diluted	108,420,169	113,110,889	110,285,852	113,081,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(302)	$(152)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,181	1,134
Noncash interest expense	27	54
Loss on extinguishment of debt	124	35
Deferred income taxes	225	204
Other, net	26	20
Changes in operating assets and liabilities, net of effects from dispositions and acquisitions:
Accounts receivable	(5)	7
Prepaid expenses and other assets	(4)	15
Accounts payable, accrued expenses and other	40	105

Net cash flows from operating activities	1,312	1,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(984)	(948)
Changes in accrued expenses related to capital expenditures	(11)	(7)
Purchase of cable systems	(89)	--
Other, net	(20)	(7)

Net cash flows from investing activities	(1,104)	(962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	3,801	2,757
Repayments of long-term debt	(3,645)	(3,070)
Repayment of preferred stock	--	(138)
Payments for debt issuance costs	(43)	(76)
Purchase of treasury stock	(323)	--
Other, net	2	(5)

Net cash flows from financing activities	(208)	(532)

NET DECREASE IN CASH AND CASH EQUIVALENTS	--	(72)
CASH AND CASH EQUIVALENTS, beginning of period	32	754

CASH AND CASH EQUIVALENTS, end of period	$32	$682

CASH PAID FOR INTEREST	$649	$561

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

The Company is a cable operator providing services in the United States.  The Company offers to residential and commercial customers traditional cable video programming (basic and digital video), Internet services, and telephone services, as well as advanced video services such as Charter OnDemand™, high-definition television, and digital video recorder (“DVR”) service.  The Company sells its cable video programming, Internet, telephone, and advanced video services primarily on a subscription basis.  The Company also sells local advertising on cable networks and on the Internet and provides fiber connectivity to cellular towers.

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

Restricted cash on the accompanying condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010 of $27 million and $28 million, respectively, represents amounts held in escrow accounts pending final resolution from the Bankruptcy Court. Restricted cash is included in cash and cash equivalents on the accompanying condensed consolidated statements of cash flows.  Approximately $18 million of restricted cash held in an escrow account established in bankruptcy proceedings was used to pay for professional services for the nine months ended September 30, 2010.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2.           Franchises, Goodwill and Other Intangible Assets

As of September 30, 2011 and December 31, 2010, indefinite-lived and finite-lived intangible assets are presented in the following table:

	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$5,287	$--	$5,287	$5,257	$--	$5,257
Goodwill	954	--	954	951	--	951
Trademarks	158	--	158	158	--	158

	$6,399	$--	$6,399	$6,366	$--	$6,366

Finite-lived intangible assets:
Customer relationships	$2,368	$589	$1,779	$2,358	$358	$2,000
Other intangible assets	73	14	59	53	7	46
	$2,441	$603	$1,838	$2,411	$365	$2,046

Amortization expense related to customer relationships and other intangible assets for the three months ended September 30, 2011 and 2010 was approximately $79 million and $85 million, respectively, and for the nine months ended September 30, 2011 and 2010 was approximately $238 million and $255 million, respectively.  Franchises, customer relationships and goodwill increased by $30 million, $10 million and $3 million, respectively, as a result of acquisitions competed during the three and nine months ended September 30, 2011.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

3 months ending December 31, 2011	$78
2012	291
2013	264
2014	238
2015	212
2016	185
Thereafter	570

$1,838

Actual amortization expense in future periods could differ from these estimates as a result of new intangible assets, acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Accounts payable – trade	$167	$168
Accrued capital expenditures	43	54
Accrued expenses:
Interest	204	162
Programming costs	296	282
Compensation	112	124
Franchise-related fees	46	53
Other	213	206

	$1,081	$1,049

4.           Long-Term Debt

Long-term debt consists of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCH II, LLC:
13.50% senior notes due November 30, 2016	$1,766	$2,028	$1,766	$2,057
CCO Holdings, LLC:
7.25% senior notes due October 30, 2017	1,000	1,000	1,000	1,000
7.875% senior notes due April 30, 2018	900	900	900	900
7.00% senior notes due January 15, 2019	1,400	1,391	--	--
8.125% senior notes due April 30, 2020	700	700	700	700
6.50% senior notes due April 30, 2021	1,500	1,500	--	--
Credit facility due September 6, 2014	350	323	350	314
Charter Communications Operating, LLC:
8.00% senior second-lien notes due April 30, 2012	907	911	1,100	1,112
10.875% senior second-lien notes due September 15, 2014	546	583	546	591
Credit facilities	3,417	3,245	5,954	5,632
Long-Term Debt	$12,486	$12,581	$12,316	$12,306

The accreted values presented above represent the fair value of the notes as of the Effective Date or the principal amount of the notes less the original issue discount at the time of sale, plus accretion to the balance sheet dates. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under the revolving portion of its credit facility of approximately $1.1 billion as of September 30, 2011, and as such, debt maturing in the next twelve months is classified as long-term.

In August 2011, Charter Communications Operating, LLC (“Charter Operating”) repurchased, in private transactions, a total of $193 million principal amount of Charter Operating 8.00% senior second-lien notes due 2012 for approximately $199 million cash.  The transactions resulted in a loss on extinguishment of debt of approximately $4 million for the three and nine months ended September 30, 2011.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

In May 2011, CCO Holdings, LLC (“CCO Holdings”) and CCO Holdings Capital Corp. closed on transactions in which they issued $1.5 billion aggregate principal amount of 6.50% senior notes due 2021 (the “2021 Notes”).  The net proceeds of the issuances were contributed by CCO Holdings to Charter Operating as a capital contribution and intercompany loan and were used to repay indebtedness under the Charter Operating credit facilities.  The Company recorded a loss on extinguishment of debt of approximately $53 million for the nine months ended September 30, 2011 related to these transactions.

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

CCO Holdings may redeem some or all of the 2021 Notes at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2015 through 2021.

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

In January 2011, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.4 billion aggregate principal amount of 7.00% senior notes due 2019. Such notes are guaranteed by Charter. The net proceeds of the issuances were contributed by CCO Holdings to Charter Operating as a capital contribution and were used to repay indebtedness under the Charter Operating credit facilities. The Company recorded a loss on extinguishment of debt of approximately $67 million for the nine months ended September 30, 2011 related to these transactions.

In August and September 2010, the Company prepaid $122 million principal amount of Charter Operating term B-2 loans resulting in a loss on extinguishment of debt of approximately $3 million for the three and nine months ended September 30, 2010.

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

6.    Treasury Stock

On August 9, 2011, the Company announced that Charter’s board of directors authorized the Company to repurchase up to $200 million of Charter’s Class A common stock and outstanding warrants.  Under the repurchase program, shares of Charter’s Class A common stock and warrants to purchase Charter’s Class A common stock may be purchased from time to time during the course of the next 12 months.  As of September 30, 2011, Charter Holdco purchased approximately 2.4 million shares of Charter’s Class A common stock for a total of approximately $116 million.

On March 22, 2011, the Company purchased, in a private transaction, 4.5 million shares of Charter’s Class A common stock from funds advised by Franklin Advisers, Inc.  The price paid was $46.10 per share for a total of $207 million.

The transactions were funded from existing cash on hand and available liquidity.  The Company accounts for treasury stock using the cost method and the treasury shares are reflected on the Company’s condensed consolidated balance sheets as a component of total shareholders’ equity.

7.    Comprehensive Loss

The Company reports changes in the fair value of interest rate swap agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria in other comprehensive loss.  Comprehensive loss was $96 million and $322 million for the three and nine months ended September 30, 2011, respectively.  Comprehensive loss for the three and nine months ended September 30, 2011 included a $11 million and $20 million loss on the change in the fair value of interest rate swap agreements designated as cash flow hedges, respectively.  Comprehensive loss was $129 million and $236 million for the three and nine months ended September 30, 2010, respectively.  Comprehensive loss for the three and nine months ended September 30, 2010 included a $34 million and $84 million loss on the change in the fair value of interest rate swap agreements designated as cash flow hedges, respectively.

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

The Company does not hold or issue derivative instruments for speculative trading purposes.  The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations.  The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the three and nine months ended September 30, 2011 and 2010, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effect of derivative instruments on the Company’s consolidated balance sheets is presented in the table below.

	September 30, 2011	December 31, 2010

Other long-term liabilities:
Fair value of interest rate derivatives designated as hedges	$77	$57

Accumulated other comprehensive loss:
Interest rate derivatives designated as hedges	$(77)	$(57)

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

The effect of derivative instruments on the Company’s consolidated statements of operations is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Other comprehensive loss:
Loss on interest rate derivatives designated as hedges (effective portion)	$(11)	$(34)	$(20)	$(84)

Amount of loss reclassified from accumulated other comprehensive loss into interest expense	$(10)	$(9)	$(30)	$(17)

As of September 30, 2011 and December 31, 2010, the Company had $2.0 billion in notional amounts of interest rate swap agreements outstanding.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

9.    Fair Value Measurements

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2011 and December 31, 2010 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s long-term debt at September 30, 2011 and December 31, 2010 is based on quoted market prices and is classified within Level 1 (defined below) of the valuation hierarchy.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

A summary of the carrying value and fair value of the Company’s long-term debt at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
CCH II, LLC notes	$2,028	$2,018	$2,057	$2,113
CCO Holdings notes	5,491	5,484	2,600	2,709
Charter Operating notes	1,494	1,512	1,703	1,774
Credit facilities	3,568	3,629	5,946	6,252

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

The interest rate derivatives designated as hedges were valued as $77 million and $57 million liabilities as of September 30, 2011 and December 31, 2010, respectively, using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 of the valuation hierarchy.  The weighted average pay rate for the Company’s interest rate swap agreements was 2.25% (exclusive of applicable spread) at September 30, 2011 and December 31, 2010.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded in the three and nine months ended September 30, 2011 and 2010.

In the third quarter of 2011, the Company acquired cable systems for total purchase prices of approximately $89 million.  The acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including property, plant and equipment, franchises and customer relationships based on their estimated fair values at the acquisition dates. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The fair value inputs used for the acquired assets were classified as Level 3 within the fair value hierarchy.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

10.           Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Loss on sale of assets, net	$--	$1	$--	$4
Special charges, net	1	(1)	7	15

	$1	$--	$7	$19

Loss on sales of assets, net

Loss on sales of assets, net represents the loss recognized on the sale of fixed assets and cable systems.

Special charges, net

Special charges, net for the three and nine months ended September 30, 2011 primarily includes severance charges.  For the three and nine months ended September 30, 2010, special charges, net primarily includes severance charges as well as net amounts of litigation settlements.

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

For the three and nine months ended September 30, 2011, the Company recorded $72 million and $232 million of income tax expense, respectively.  For the three and nine months ended September 30, 2010, the Company recorded $109 million and $211 million of income tax expense, respectively, including $23 million related to changes in estimates on the 2009 tax provision.Income tax expense was recognized through increases in deferred tax liabilities related to Charter’s investment in Charter Holdco, and certain of Charter’s indirect subsidiaries, in addition to current federal and state income tax expense.  Income tax expense for the nine months ended September 30, 2010 was reduced by $69 million related to the reduction of the valuation allowance in connection with Mr. Allen’s exchange of his 0.19% Charter Holdco interest for 212,923 shares of Charter’s Class A common stock in a non-taxable transaction in February 2010.

As of September 30, 2011 and December 31, 2010, the Company had net deferred income tax liabilities of approximately $987 million and $762 million, respectively.  Included in these net deferred tax liabilities is approximately $221 million and $225 million of net deferred tax liabilities at September 30, 2011 and December 31, 2010, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate income tax returns. The remainder of the Company’s net deferred tax liability arose from Charter’s investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

No tax years for Charter or Charter Holdco are currently under examination by the Internal Revenue Service.  Tax years ending 2008 through 2010 remain subject to examination and assessment. Years prior to 2008 remain open solely for purposes of examination of Charter’s net operating loss and credit carryforwards.

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

13.           Contingencies

On August 28, 2008, a lawsuit was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al.  v. Charter Communications, LLC and Charter Communications, Inc.).  The plaintiffs sought to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California.  Plaintiffs alleged that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked.  In May 2010, the parties entered into a settlement agreement disposing of all claims, including those potential wage and hour claims for potential class members in additional states beyond the four identified above. On September 24, 2010, the court granted final approval of the settlement. The Company had accrued and subsequently paid the settlement costs associated with this case. The Company has been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future.  The Company cannot predict the outcome of any such claims nor can it estimate a reasonable range of loss.

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

Six appeals were filed relating to confirmation of the Plan.  The parties initially pursuing appeals were:  (i) JPMorgan; (ii) Wilmington Trust Company (“Wilmington Trust”) (as indenture trustee for the holders of the 8.00% senior second lien notes due 2012 and 8.375% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp. and the 10.875% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp.); (iii) Wells Fargo Bank, N.A. (“Wells Fargo”) (in its capacities as successor Administrative Agent and successor Collateral Agent for the third lien prepetition secured lenders to CCO Holdings under the CCO Holdings credit facility);  (iv) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); (v) R2 Investments, LDC (“R2 Investments”) (an equity interest holder in Charter); and (vi) certain plaintiffs representing a putative class in a securities action against three former Charter officers or directors filed in the United States District Court for the Eastern District of Arkansas (Iron Workers Local No. 25 Pension Fund, Indiana Laborers Pension Fund, and Iron Workers District Council of Western New York and Vicinity Pension Fund, in the action styled Iron Workers Local No. 25 Pension Fund v. Allen, et al., Case No. 4:09-cv-00405-JLH (E.D. Ark.).

Charter Operating amended its senior secured credit facilities effective March 31, 2010.  In connection with the closing of these amendments, each of Bank of America, N.A. and JPMorgan, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss the appeal of the Company’s Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to the Company’s Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York.  The lenders filed their stipulation of that dismissal and waiver of objections and in April 2010, the case was dismissed.  On December 3, 2009, Wilmington Trust withdrew its notice of appeal.  In April 2010, Wells Fargo filed its Stipulation of Dismissal of their appeal on behalf of the lenders under the CCO Holdings credit facility and in April 2010, the case was dismissed. The appeals of the securities plaintiffs were denied by the District Court for the Southern District of New York in July 2011. The securities plaintiffs did not appeal to the United States Court of Appeals for the Second Circuit and therefore their claim has expired. In October 2011, the securities plaintiffs dismissed the underlying action that was pending in the United States District Court for the District of Arkansas. The appeals by Law Debenture Trust and R2 Investments were denied by the District Court for the Southern District of New York in March 2011.  A Notice of Appeal of that denial has been filed by both Law Debenture Trust and R2.  The Company cannot predict the ultimate outcome of the remaining appeals nor can it estimate a reasonable range of loss.

The Company is party to lawsuits and claims that arise in the ordinary course of conducting its business, including lawsuits claiming infringement of patents.  The ultimate outcome of these other legal matters pending against the Company cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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

During the three and nine months ended September 30, 2011, the Company granted 27,000 and 57,100 shares of restricted stock, respectively.  During the three and nine months ended September 30, 2010, the Company granted 800 and 42,800 shares of restricted stock, respectively.  Restricted stock vests annually over a one to four-year period beginning from the date of grant.  During the three and nine months ended September 30, 2011, the Company granted 201,900 and 2.4 million stock options.  During the three and nine months ended September 30, 2010, the Company granted 1.3 million stock options.  A portion of the stock options vest annually over four years from either the grant date or delayed vesting commencement dates.  The remaining stock options vest based on achievement of stock price hurdles over a delayed vesting schedule.  All stock options expire ten years from the grant date.  During the three and nine months ended September 30, 2011, the Company granted 7,500 and 238,000 restricted stock units.  Restricted stock units have no voting rights and vest ratably over four years from either the grant date or delayed vesting commencement dates.  As of September 30, 2011, total unrecognized compensation remaining to be recognized in future periods totaled $22 million for restricted stock, $60 million for stock options and $11 million for restricted stock units and the weighted average period over which it is expected to be recognized is 1 year for restricted stock, 3 years for stock options and 4 years for restricted stock units.

The Company recorded $10 million and $25 million of stock compensation expense for the three and nine months ended September 30, 2011, respectively, and $7 million and $17 million of stock compensation expense for the three and nine months ended September 30, 2010, respectively, which is included in selling, general, and administrative expense.

15.           Consolidating Schedules

The CCO Holdings notes and the CCO Holdings credit facility are obligations of CCO Holdings.  The CCH II, LLC (“CCH II”) notes are obligations of CCH II.  However, these notes of CCO Holdings and CCH II are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.

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

Condensed consolidating financial statements as of September 30, 2011 and December 31, 2010 and for the nine months ended September 30, 2011 and 2010 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3	$--	$--	$2	$--	$--	$5
Restricted cash and cash equivalents	--	--	--	--	27	--	27
Accounts receivable, net	--	2	--	--	251	--	253
Receivables from related party	68	173	6	5	--	(252)	--
Prepaid expenses and other current assets	1	16	--	--	33	--	50
Total current assets	72	191	6	7	311	(252)	335

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	34	--	--	6,869	--	6,903
Franchises	--	--	--	--	5,287	--	5,287
Customer relationships, net	--	--	--	--	1,779	--	1,779
Goodwill	--	--	--	--	954	--	954
Total investment in cable properties	--	34	--	--	14,889	--	14,923

CC VIII PREFERRED INTEREST	88	206	--	--	--	(294)	--

INVESTMENT IN SUBSIDIARIES	1,479	972	2,768	8,407	--	(13,626)	--

LOANS RECEIVABLE – RELATED PARTY	--	43	256	231	--	(530)	--

OTHER NONCURRENT ASSETS	--	158	--	81	141	--	380

Total assets	$1,639	$1,604	$3,030	$8,726	$15,341	$(14,702)	$15,638

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10	$121	$30	$144	$776	$--	$1,081
Payables to related party	--	--	--	--	252	(252)	--
Total current liabilities	10	121	30	144	1,028	(252)	1.081

LONG-TERM DEBT	--	--	2,028	5,814	4,739	--	12,581
LOANS PAYABLE – RELATED PARTY	--	--	--	--	530	(530)	--
OTHER LONG-TERM LIABILITIES	765	4	--	--	343	--	1,112

Shareholders’/Member’s equity	864	1,479	972	2,768	8,407	(13,626)	864
Noncontrolling interest	--	--	--	--	294	(294)	--
Total shareholders’/member’s equity	864	1,479	972	2,768	8,701	(13,920)	864

Total liabilities and shareholders’/member’s equity	$1,639	$1,604	$3,030	$8,726	$15,341	$(14,702)	$15,638

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$--	$--	$3	$1	$--	$--	$4
Restricted cash and cash equivalents	--	--	--	--	28	--	28
Accounts receivable, net	--	1	--	--	246	--	247
Receivables from related party	57	182	8	8	--	(255)	--
Prepaid expenses and other current assets	2	20	--	--	25	--	47
Total current assets	59	203	11	9	299	(255)	326

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	--	34	--	--	6,785	--	6,819
Franchises	--	--	--	--	5,257	--	5,257
Customer relationships, net	--	--	--	--	2,000	--	2,000
Goodwill	--	--	--	--	951	--	951
Total investment in cable properties	--	34	--	--	14,993	--	15,027

CC VIII PREFERRED INTEREST	79	183	--	--	--	(262)	--

INVESTMENT IN SUBSIDIARIES	1,887	1,409	3,296	5,946	--	(12,538)	--

LOANS RECEIVABLE – RELATED PARTY	--	42	248	252	--	(542)	--

OTHER NONCURRENT ASSETS	--	158	--	43	153	--	354

Total assets	$2,025	$2,029	$3,555	$6,250	$15,445	$(13,597)	$15,707

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11	$138	$89	$40	$771	$--	$1,049
Payables to related party	--	--	--	--	255	(255)	--
Total current liabilities	11	138	89	40	1,026	(255)	1,049

LONG-TERM DEBT	--	--	2,057	2,914	7,335	--	12,306
LOANS PAYABLE – RELATED PARTY	--	--	--	--	542	(542)	--
OTHER LONG-TERM LIABILITIES	536	4	--	--	334	--	874

Shareholders’/Member’s equity	1,478	1,887	1,409	3,296	5,946	(12,538)	1,478
Noncontrolling interest	--	--	--	--	262	(262)	--
Total shareholders’/member’s equity	1,478	1,887	1,409	3,296	6,208	(12,800)	1,478

Total liabilities and shareholders’/member’s equity	$2,025	$2,029	$3,555	$6,250	$15,445	$(13,597)	$15,707

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$24	$92	$--	$--	$5,370	$(116)	$5,370

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	2,344	--	2,344
Selling, general and administrative	24	92	--	--	1,062	(116)	1,062
Depreciation and amortization	--	--	--	--	1,181	--	1,181
Other operating expenses, net	--	--	--	--	7	--	7

	24	92	--	--	4,594	(116)	4,594

Income from operations	--	--	--	--	776	--	776

OTHER INCOME (EXPENSES):
Interest expense, net	--	1	(144)	(274)	(301)	--	(718)
Loss on extinguishment of debt	--	--	--	--	(124)	--	(124)
Other expenses, net	--	--	--	--	(4)	--	(4)
Equity in income (losses) of subsidiaries	(82)	(106)	38	312	--	(162)	--

	(82)	(105)	(106)	38	(429)	(162)	(846)

Income (loss) before income taxes	(82)	(105)	(106)	38	347	(162)	(70)

INCOME TAX EXPENSE	(229)	--	--	--	(3)	--	(232)

Consolidated net income (loss)	(311)	(105)	(106)	38	344	(162)	(302)

Less: Net (income) loss – noncontrolling interest	9	23	--	--	(32)	--	--

Net income (loss)	$(302)	$(82)	$(106)	$38	$312	$(162)	$(302)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$26	$85	$--	$--	$5,275	$(111)	$5,275

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	--	--	--	--	2,317	--	2,317
Selling, general and administrative	26	85	--	--	1,060	(111)	1,060
Depreciation and amortization	--	--	--	--	1,134	--	1,134
Other operating expenses, net	--	--	--	--	19	--	19

	26	85	--	--	4,530	(111)	4,530

Income from operations	--	--	--	--	745	--	745

OTHER INCOME (EXPENSES):
Interest expense, net	--	1	(147)	(87)	(412)	--	(645)
Loss on extinguishment of debt	--	--	--	(17)	(21)	--	(38)
Other income, net	3	--	--	--	(6)	--	(3)
Equity in income of subsidiaries	33	13	160	264	--	(470)	--

	36	14	13	160	(439)	(470)	(686)

Income before income taxes	36	14	13	160	306	(470)	59

INCOME TAX EXPENSE	(196)	--	--	--	(15)	--	(211)

Consolidated net income (loss)	(160)	14	13	160	291	(470)	(152)

Less: Net (income) loss – noncontrolling interest	8	19	--	--	(27)	--	--

Net income (loss)	$(152)	$33	$13	$160	$264	$(470)	$(152)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(311)	$(105)	$(106)	$38	$344	$(162)	$(302)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	1,181	--	1,181
Noncash interest expense	--	--	(28)	15	40	--	27
Loss on extinguishment of debt	--	--	--	--	124	--	124
Deferred income taxes	229	--	--	--	(4)	--	225
Equity in (income) losses of subsidiaries	82	106	(38)	(312)	--	162	--
Other, net	--	--	--	--	26	--	26
Changes in operating assets and liabilities:
Accounts receivable	--	(2)	--	--	(3)	--	(5)
Prepaid expenses and other assets	--	4	--	--	(8)	--	(4)
Accounts payable, accrued expenses and other	--	(16)	(61)	104	13	--	40
Receivables from and payables to related party	--	9	(6)	(5)	2	--	--

Net cash flows from operating activities	--	(4)	(239)	(160)	1,715	--	1,312

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(984)	--	(984)
Changes in accrued expenses related to capital expenditures	--	--	--	--	(11)	--	(11)
Purchase of cable systems	--	--	--	--	(89)	--	(89)
Contribution to subsidiary	--	--	--	(2,647)	--	2,647	--
Distributions from subsidiary	206	1,630	562	493	--	(2,891)	--
Other, net	--	--	--	--	(20)	--	(20)

Net cash flows from investing activities	206	1,630	562	(2,154)	(1,104)	(244)	(1,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	2,890	911	--	3,801
Repayments of long-term debt	--	--	--	--	(3,645)	--	(3,645)
Borrowings (payments) loans payable - related parties	--	--	--	30	(30)	--	--
Payments for debt issuance costs	--	--	--	(43)	--	--	(43)
Purchase of treasury stock of Charter	(207)	(116)	--	--	--	--	(323)
Contribution from parent	--	--	--	--	2,647	(2,647)	--
Distributions to parent	--	(1,510)	(326)	(562)	(493)	2,891	--
Other, net	4	--	--	--	(2)	--	2

Net cash flows from financing activities	(203)	(1,626)	(326)	2,315	(612)	244	(208)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	--	(3)	1	(1)	--	--
CASH AND CASH EQUIVALENTS, beginning of period	--	--	3	1	28	--	32

CASH AND CASH EQUIVALENTS, end of period	$3	$--	$--	$2	$27	$--	$32

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(160)	$14	$13	$160	$291	$(470)	$(152)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	--	--	--	--	1,134	--	1,134
Noncash interest expense	--	--	(26)	8	72	--	54
Loss on extinguishment of debt	--	--	--	15	20	--	35
Deferred income taxes	196	--	--	--	8	--	204
Equity in income of subsidiaries	(33)	(13)	(160)	(264)	--	470	--
Other, net	(2)	2	--	--	20	--	20
Changes in operating assets and liabilities:
Accounts receivable	--	--	--	--	7	--	7
Prepaid expenses and other assets	(2)	7	--	--	10	--	15
Accounts payable, accrued expenses and other	1	(17)	9	47	65	--	105
Receivables from and payables to related party	(20)	(7)	(14)	(11)	52	--	--

Net cash flows from operating activities	(20)	(14)	(178)	(45)	1,679	--	1,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	--	--	--	(948)	--	(948)
Change in accrued expenses related to capital expenditures	--	--	--	--	(7)	--	(7)
Contributions to subsidiary	(45)	(77)	(5)	(1,697)	--	1,824	--
Distributions from subsidiary	--	--	167	177	--	(344)	--
Loans to subsidiaries	--	(30)	--	--	--	30	--
Other, net	--	--	--	--	(7)	--	(7)

Net cash flows from investing activities	(45)	(107)	162	(1,520)	(962)	1,510	(962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	--	--	--	2,600	157	--	2,757
Borrowings from parent companies	--	--	--	--	30	(30)	--
Repayments of long-term debt	--	--	--	(826)	(2,244)	--	(3,070)
Repayment of preferred stock	(138)	--	--	--	--	--	(138)
Payments for debt issuance costs	--	--	--	(45)	(31)	--	(76)
Contribution from parent	--	109	13	5	1,697	(1,824)	--
Distributions to parent	--	--	--	(167)	(177)	344	--
Other, net	--	--	--	--	(5)	--	(5)

Net cash flows from financing activities	(138)	109	13	1,567	(573)	(1,510)	(532)

NET INCREASE (DECREASE) IN CASH AND	(203)	(12)	(3)	2	144	--	(72)
CASH AND CASH EQUIVALENTS, beginning of period	203	12	6	--	533	--	754

CASH AND CASH EQUIVALENTS, end of period	$--	$--	$3	$2	$677	$--	$682

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter owns cable systems through its subsidiaries.

We are a cable operator providing services in the United States with approximately 5.2 million residential and commercial customers at September 30, 2011.  We offer our customers traditional cable video programming (basic and digital video), Internet services, and telephone services, as well as advanced video services such as Charter OnDemand™ (“OnDemand”), high-definition television and digital video recorder (“DVR”) service.  We also sell local advertising on cable networks and provide fiber connectivity to cellular towers.

Overview

For the three and nine months ended September 30, 2011, adjusted earnings before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $653 million and $2.0 billion, respectively.  For the three and nine months ended September 30, 2010, Adjusted EBITDA was $632 million and $1.9 billion, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased as a result of continued growth in our higher margin Internet, commercial and telephone customers, continued disciplined customer acquisition, and improving customer service levels.  For the three and nine months ended September 30, 2011, our income from operations was $237 million and $776 million, respectively.  For the three and nine months ended September 30, 2010, our income from operations was $240 million and $745 million, respectively.  The increase in income from operations for the nine months ended September 30, 2011 is primarily due to the increases in adjusted EBITDA referenced above offset by increases in depreciation and amortization.

In the third quarter of 2011, we acquired cable systems serving a total of approximately 36,000 customers located in Alabama, Georgia and Missouri.  After giving effect to divestitures and acquisitions of cable systems in 2010 and 2011, during the nine months ended September 30, 2011, we had a decrease in total customers of approximately 21,100 and lost approximately 176,800 basic video customers.  We believe that continued competition and the weakened economic conditions in the United States, including the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services, particularly basic video.  These conditions combined with our disciplined customer acquisition strategy contributed to video revenues declining 2% for each of the three and nine months ended September 30, 2011 compared to the corresponding periods in 2010.  Total revenue growth was 2% for each of the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods in 2010 as we continued to grow our commercial, Internet and telephone businesses.  However, we believe competition from wireless and economic factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business.  If these conditions do not improve, we believe the growth of our business and results of operations will be further adversely affected which may contribute to future impairments of our franchises and goodwill.

The following table summarizes our customer statistics for basic video, digital video, Internet, and telephone as of September 30, 2011 and 2010:

	Approximate as of
	September 30,	September 30,
	2011 (a)	2010 (a)

Video (b)	4,135,800	4,399,900
Internet (c)	3,424,100	3,238,700
Telephone (d)	1,763,800	1,688,000
Residential PSUs (e)	9,323,700	9,326,600

Video (b)(f)	235,100	252,800
Internet (c)(g)	156,000	134,300
Telephone (d)	73,800	54,900
Commercial PSUs (e)	464,900	442,000

Digital video RGUs (h)	3,400,900	3,379,300

Total RGUs (i)	13,189,500	13,147,900

After giving effect to divestitures and acquisitions of cable systems in 2010 and 2011, residential basic video customers, residential Internet customers and residential telephone customers would have been approximately 4,368,000, 3,230,500, and 1,690,400, respectively, as of September 30, 2010. After giving effect to divestitures and acquisitions of cable systems in 2010 and 2011, commercial basic video customers, commercial Internet customers, commercial telephone customers and digital revenue generating units would have been approximately 246,700, 133,200, 54,800 and 3,351,300, respectively, as of September 30, 2010.

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at September 30, 2011 and 2010, customers include approximately 15,500 and 14,400 customers, respectively, whose accounts were over 60 days past due in payment, approximately 1,900 and 1,900 customers, respectively, whose accounts were over 90 days past due in payment, and approximately 1,000 and 1,100 customers, respectively, whose accounts were over 120 days past due in payment.

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

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010

REVENUES	$1,809	100%	$1,769	100%	$5,370	100%	$5,275	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	792	44%	788	44%	2,344	44%	2,317	44%
Selling, general and administrative	374	21%	356	20%	1,062	20%	1,060	20%
Depreciation and amortization	405	22%	385	22%	1,181	22%	1,134	22%
Other operating expenses, net	1	--	--	--	7	--	19	--

	1,572	87%	1,529	86%	4,594	86%	4,530	86%

Income from operations	237	13%	240	14%	776	14%	745	14%

OTHER EXPENSES:
Interest expense, net	(244)		(222)		(718)		(645)
Loss on extinguishment of debt	(4)		(3)		(124)		(38)
Other expenses, net	(2)		(1)		(4)		(3)

	(250)		(226)		(846)		(686)

Income (loss) before income taxes	(13)		14		(70)		59

INCOME TAX EXPENSE	(72)		(109)		(232)		(211)

Net loss	$(85)		$(95)		$(302)		$(152)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.79)		$(0.84)		$(2.74)		$(1.34)

Weighted average common shares outstanding, basic and diluted	108,420,169		113,110,889		110,285,852		113,081,242

Revenues.  Average monthly revenue per basic video customer increased to $137 for the three months ended September 30, 2011 from $126 for the three months ended September 30, 2010 and increased to $134 for the nine months ended September 30, 2011 from $124 for the nine months ended September 30, 2010.  Average monthly revenue per basic video customer represents total revenue, divided by the number of respective months, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of residential Internet and telephone and commercial business customers, price increases, and incremental video revenues from DVR and high-definition television services, offset by a decrease in basic video customers.  Asset sales and acquisitions reduced the increase in revenues for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 by approximately $13 million and $49 million, respectively.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010		2011 over 2010
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$899	50%	$918	52%	$(19)	(2%)
Internet	433	24%	404	23%	29	7%
Telephone	216	12%	208	12%	8	4%
Commercial	148	8%	126	7%	22	17%
Advertising sales	73	4%	75	4%	(2)	(3%)
Other	40	2%	38	2%	2	5%

	$1,809	100%	$1,769	100%	$40	2%

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010		2011 over 2010
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$2,710	50%	$2,776	53%	$(66)	(2%)
Internet	1,264	24%	1,201	23%	63	5%
Telephone	641	12%	612	11%	29	5%
Commercial	426	8%	365	7%	61	17%
Advertising sales	211	4%	206	4%	5	2%
Other	118	2%	115	2%	3	3%

	$5,370	100%	$5,275	100%	$95	2%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue.  Residential basic video customers decreased by 264,100 customers from September 30, 2010 compared to September 30, 2011. Giving effect to asset sales and acquisitions, residential basic video customers decreased by 232,200 customers from September 30, 2010 compared to September 30, 2011. Digital video customers increased by 21,600 during the same period, or 49,600 after giving effect to asset sales and acquisitions.  The decrease in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2011 compared to three months ended September 30, 2010 Increase / (Decrease)	Nine months ended September 30, 2011 compared to nine months ended September 30, 2010 Increase / (Decrease)

Decrease in basic video customers	$(29)	$(85)
Incremental video services and price adjustments	12	21
Increase in digital video customers	6	30
Asset sales and acquisitions	(8)	(32)

	$(19)	$(66)

Residential Internet customers grew by 185,400 customers from September 30, 2010 to September 30, 2011 or 193,600 after giving effect to asset sales and acquisitions.  The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2011 compared to three months ended September 30, 2010 Increase / (Decrease)	Nine months ended September 30, 2011 compared to nine months ended September 30, 2010 Increase / (Decrease)

Increase in residential Internet customers	$24	$72
Price adjustments and service level changes	8	1
Asset sales and acquisitions	(3)	(10)

	$29	$63

Residential telephone customers grew by 75,800 customers from September 30, 2010 to September 30, 2011, or 73,400 after giving effect to asset sales and acquisitions.  The increase in telephone revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2011 compared to three months ended September 30, 2010 Increase / (Decrease)	Nine months ended September 30, 2011 compared to nine months ended September 30, 2010 Increase / (Decrease)

Increase in residential telephone customers	$10	$41
Price adjustments and service upgrades	(2)	(12)
Asset sales and acquisitions	--	--

	$8	$29

Average monthly revenue per residential telephone customer decreased during the three and nine months ended September 30, 2011 compared to the corresponding period in 2010 due to increased value-based packages and bundling.

The increase in commercial revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2011 compared to three months ended September 30, 2010 Increase / (Decrease)	Nine months ended September 30, 2011 compared to nine months ended September 30, 2010 Increase / (Decrease)

Sales to small-to-medium sized business customers	$18	$46
Carrier site customers	4	13
Other	2	7
Asset sales and acquisitions	(2)	(5)

	$22	$61

Increases in commercial revenues were the result of improved sales productivity, line extensions for carrier and non-carrier business and our strategic investments, such as DOCSIS 3.0, which enables us to deliver higher speeds and improved reliability to our commercial customers.  Commercial PSUs increased 22,900 from September 30, 2010 compared to September 30, 2011.  After giving effect to asset sales and acquisitions, commercial PSUs increased 30,200 from September 30, 2010 compared to September 30, 2011.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues for the three months ended September 30, 2011 decreased primarily as a result of a decrease in revenue from the political sector partially offset with a $3 million change to account for revenues received from selling advertising for third parties on a gross basis rather than a net basis. Advertising sales revenues for the nine months ended September 30, 2011 increased primarily as a result of an increase in revenue from the automotive, retail and restaurant sectors combined with a $5 million change to account for revenues received from selling advertising for third parties on a gross basis rather than a net basis offset by a decrease in revenue from the political sector.  For the three months ended September 30, 2011 and 2010, we received $13 million and $12 million, respectively, and for the nine months ended September 30, 2011 and 2010, we received $36 million and $33 million, respectively, in advertising sales revenues from vendors.  Asset sales and acquisitions reduced the increase in advertising sales revenues for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 by approximately $1 million. We expect ad sales revenue for the fourth quarter and full year 2011 to be lower than the fourth quarter of 2010 and full year 2010, respectively, as a result of the decrease in political advertising.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  The increase in other revenues for the three and nine months ended September 30, 2011 was primarily the result of increases in wire maintenance fees.  Asset sales and acquisitions reduced the increase in other revenues for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 by approximately $1 million.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

	Three months ended September 30, 2011 compared to three months ended September 30, 2010 Increase / (Decrease)	Nine months ended September 30, 2011 compared to nine months ended September 30, 2010 Increase / (Decrease)

Programming costs	$11	$42
Service labor costs	4	15
Other	(3)	(3)
Asset sales and acquisitions	(8)	(27)

	$4	$27

Programming costs were approximately $468 million and $462 million, representing 59% of total operating expenses, for the three months ended September 30, 2011 and 2010, respectively, and were approximately $1.4 billion and $1.4 billion, representing 60% and 59% of total operating expenses, for the nine months ended September 30, 2011 and 2010, respectively.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments, offset in part by asset sales and customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $2 million and $4 million for the three months ended September 30, 2011 and 2010, respectively, and $6 million and $12 million for the nine months ended September 30, 2011 and 2010, respectively.  We expect programming expenses to continue to increase due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

	Three months ended September 30, 2011 compared to three months ended September 30, 2010 Increase / (Decrease)	Nine months ended September 30, 2011 compared to nine months ended September 30, 2010 Increase / (Decrease)

Marketing costs	$15	$18
Stock compensation	3	8
Commercial services	1	5
Bad debt and collection costs	(5)	(18)
Other, net	6	1
Asset sales and acquisitions	(2)	(12)

	$18	$2

The increase in marketing costs for the three and nine months ended September 30, 2011 is the result of increased brand and media investment, channel development and increased marketing efforts for commercial. The increase in marketing costs for the nine months ended September 30, 2011 was offset by approximately $7 million of favorable adjustments related to expenses previously accrued on 2010 marketing campaigns.

Depreciation and amortization. Depreciation and amortization expense increased by $20 million and $47 million for the three and nine months ended September 30, 2011 compared to the corresponding periods in 2010, respectively, primarily representing depreciation on more recent capital expenditures, offset by certain assets becoming fully depreciated.

Other operating expenses, net.  The change in other operating expense, net is attributable to the following (dollars in millions):

	Three months ended September 30, 2011 compared to three months ended September 30, 2010 Increase / (Decrease)	Nine months ended September 30, 2011 compared to nine months ended September 30, 2010 Increase / (Decrease)

Special charges, net	$2	$(8)
Loss on sales of assets, net	(1)	(4)

	$1	$(12)

The change in special charges in the three and nine months ended September 30, 2011 as compared to the prior periods is the result of litigation settlements plus severance charges.  For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three and nine months ended September 30, 2011 compared to September 30, 2010, net interest expense increased by $22 million and $73 million, respectively, which was primarily a result of an increase in our weighted average interest rate from 6.3% and 6.1% for the three and nine months ended September 30, 2010 to 7.5% and 7.3% for the three and nine months ended September 30, 2011 offset by a decrease in our weighted average debt outstanding from $12.8 billion and $12.9 billion for the three and nine months ended September 30, 2010 to $12.6 billion and $12.5 billion for the three and nine months ended September 30, 2011.

Loss on extinguishment of debt.  Loss on extinguishment of debt consists of the following for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Charter Operating credit facility prepayments	$--	$(3)	$(120)	$(3)
CCO Holdings and Charter Operating notes repurchases	(4)	--	(4)	(34)
Charter Operating credit facility amendment	--	--	--	(1)

	$(4)	$(3)	$(124)	$(38)

For more information, see Note 4 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized for the three and nine months ended September 30, 2011 and 2010, through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to current federal and state income tax expense.  Income tax expense for the nine months ended September 30, 2011 included an $8 million expense for a state tax law change.  Income tax expense for the nine months ended September 30, 2010 included a $69 million benefit related to the February 8, 2010 Charter Holdco partnership interest exchange and a $23 million change in estimate on the 2009 tax provision.

Net loss. Net loss decreased by $10 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and increased by $150 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily a result of the factors described above.

Loss per common share. During the three months ended September 30, 2011 compared to the three months ended September 30, 2010, net loss per common share decreased by $0.05 and during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 net loss per common share increased by $1.40 as a result of the factors described above.

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

We believe that Adjusted EBITDA and free cash flow provide information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes

(all such documents have been previously filed with the United States Securities and Exchange Commission).  For the purpose of calculating compliance with leverage covenants, we use adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities.  Our debt covenants refer to these expenses as management fees which fees were in the amount of $40 million and $34 million for the three months ended September 30, 2011 and 2010, respectively, and $110 million and $105 million for the nine months ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(85)	$(95)	$(302)	$(152)
Plus: Interest expense, net	244	222	718	645
Income tax expense	72	109	232	211
Depreciation and amortization	405	385	1,181	1,134
Stock compensation expense	10	7	25	17
Loss on extinguishment of debt	4	3	124	38
Other, net	3	1	11	22

Adjusted EBITDA	$653	$632	$1,989	$1,915

Net cash flows from operating activities	$405	$441	$1,312	$1,422
Less: Purchases of property, plant and equipment	(304)	(299)	(984)	(948)
Change in accrued expenses related to capital expenditures	(11)	(7)	(11)	(7)

Free cash flow	$90	$135	$317	$467

Liquidity and Capital Resources

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt.  The accreted value of our debt as of September 30, 2011 was $12.6 billion, consisting of $3.6 billion of credit facility debt and $9.0 billion of notes.  Our business requires significant cash to fund principal and interest payments on our debt. For the remainder of 2011, $8 million of our debt matures.  As of September 30, 2011, $938 million of our debt matures in 2012, $230 million in 2013, $1.0 billion in 2014, $196 million in 2015, $4.6 billion in 2016 and $5.5 billion thereafter.  As of December 31, 2010, as shown in our annual report on Form 10-K, we had other contractual obligations totaling $646 million.  We also expect to incur capital expenditures of approximately $1.3 billion to $1.4 billion for 2011.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures.  Free cash flow was $90 million and $317 million for the three months and nine months ended September 30, 2011, respectively.  We expect to continue to generate free cash flow.  As of September 30, 2011, the amount available under our revolving credit facility was approximately $1.1 billion.  We expect to utilize free cash flow and availability under our revolving credit facilities as well as future refinancing transactions to further extend or reduce the maturities of our principal obligations. The timing and terms of any refinancing transactions will be subject to market conditions.  Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions.  We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Communications Operating, LLC’s (“Charter Operating”) revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

We continue to evaluate the deployment of our anticipated future free cash flow including to reduce our leverage, to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends.  On August 9, 2011, Charter’s board of directors authorized the repurchase of up to $200 million of Charter’s Class A common stock and outstanding warrants.  As of September 30, 2011, approximately 2.4 million shares of Charter’s Class A common stock have been purchased for a total of approximately $116 million.  As possible acquisitions, swaps or dispositions arise in our industry, we actively review them against our objectives including, among other considerations, improving the operational efficiency and clustering of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities.  In the third quarter of 2011, we acquired cable systems for total purchase prices of approximately $89 million.  We are regularly analyzing and considering acquisition, disposition and system swap possibilities.  However, there can be no assurance that we will actually complete any acquisition, disposition or system swap or that any such transactions will be material to our operations or results.

Free Cash Flow

Free cash flow was $90 million and $135 million for the three months ended September 30, 2011 and 2010, respectively, and $317 million and $467 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in free cash flow for the three and nine months ended September 30, 2011 compared to the corresponding period in 2010 is primarily due to changes in operating assets and liabilities, excluding the change in accrued interest, that provided $36 million and $107 million, respectively, less cash during the same period of 2011, an increase of $23 million and $88 million, respectively, in cash paid for interest primarily related to higher interest rates as part of refinancings, net of timing of interest payments, and an increase of $5 million and $36 million, respectively, in capital expenditures.  The $107 million reduction in cash provided by changes in operating assets and liabilities is driven by one-time benefits in the first half of 2010 post emergence from bankruptcy along with timing of payments in 2011.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended September 30, 2011, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on September 30, 2011 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing and Financing Activities

Cash and Cash Equivalents.  We held $32 million in cash and cash equivalents, including restricted cash of $27 million, as of September 30, 2011.

Operating Activities. Net cash provided by operating activities decreased $110 million from $1.4 billion for the nine months ended September 30, 2010 to $1.3 billion for the nine months ended September 30, 2011, primarily as a result of changes in operating assets and liabilities, excluding the change in accrued interest, that provided $107 million less cash during the same period driven by one-time benefits in the first half of 2010 post emergence from bankruptcy along with timing of payments in 2011 and an increase of $88 million in cash paid for interest primarily related to higher interest rates as part of refinancings, net of timing of interest payments, offset by revenues increasing at a faster rate than cash expenses.

Investing Activities. Net cash used in investing activities was $1.1 billion and $962 million for the nine months ended September 30, 2011 and 2010, respectively.  The increase is primarily due to an increase of $36 million in purchases of property, plant, and equipment as a result of capital investments to enhance our residential and commercial products and services capabilities and $89 million related to our purchase of cable systems.

Financing Activities. Net cash used in financing activities was $208 million and $532 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in cash used during the nine months ended September 30, 2011 as compared to the corresponding period in 2010, was primarily the result of increased borrowings of long-term debt, offset by increased repayments of long-term debt and purchase of treasury stock.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $984 million and $948 million for the nine months ended September 30, 2011 and 2010, respectively, and increased as a result of increasing sales and product capabilities, extending our network to serve new customers and incremental capital for storm-related damage.

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

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2011 and 2010.  The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry.  These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Customer premise equipment (a)	$146	$141	$433	$437
Scalable infrastructure (b)	58	64	265	259
Line extensions (c)	29	23	78	61
Upgrade/Rebuild (d)	7	4	19	20
Support capital (e)	64	67	189	171

Total capital expenditures (f)	$304	$299	$984	$948

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

(f)
Total capital expenditures includes $48 million and $34 million of capital expenditures related to commercial services for the three months ended September 30, 2011 and 2010, respectively, and $120 million and $86 million for the nine months ended September 30, 2011 and 2010, respectively.

Recent Events

On October 11, 2011, we announced that Michael J. Lovett, our President and Chief Executive Officer, will be resigning from his positions at Charter following a transition period.  Pursuant to a Transition Agreement entered into between us and Mr. Lovett, Mr. Lovett has agreed to continue to serve as President and Chief Executive Officer and a director of Charter until April 30, 2012, or earlier if a successor is appointed before that time, in which case Mr. Lovett has agreed to assist in the transition until April 30, 2012 with such duties and responsibilities as Charter may assign to him.

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

As of September 30, 2011 and December 31, 2010, the accreted value of our debt was approximately $12.6 billion and $12.3 billion, respectively.  As of September 30, 2011 and December 31, 2010, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 4.4% and 3.8%, respectively, and the weighted average interest rate on the notes was approximately 8.8% and 9.7%, respectively, resulting in a blended weighted average interest rate of 7.5% and 6.7%, respectively.  The interest rate on approximately 86% and 65% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of September 30, 2011 and December 31, 2010, respectively.

We do not hold or issue derivative instruments for speculative trading purposes.  We have interest rate derivative instruments that have been designated as cash flow hedging instruments.  Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, derivative gains and losses offset related results on hedged items in the consolidated statements of operations.  We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting.  For the three and nine months ended September 30, 2011 and 2010, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in other comprehensive loss.  For the three and nine months ended September 30, 2011, losses of $11 million and $20 million, respectively, and for each of the three and nine months ended September 30, 2010, losses of $34 million and $84 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in other comprehensive loss. The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2011 (dollars in millions):

	2011	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at September 30, 2011
Debt:
Fixed Rate	$--	$907	$--	$546	$--	$1,766	$5,500	$8,719	$9,014
Average Interest Rate	--	8.00%	--	10.88%	--	13.50%	7.20%	8.79%

Variable Rate	$8	$31	$230	$467	$196	$2,835	$--	$3,767	$3,629
Average Interest Rate	3.58%	3.78%	2.65%	3.86%	5.04%	5.77%	--	5.28%

Interest Rate Instruments:
Variable to Fixed Rate	$--	$--	$900	$800	$300	$--	$--	$2,000	$77
Average Pay Rate	--	--	5.21%	5.65%	5.99%	--	--	5.50%
Average Receive Rate	--	--	3.90%	4.40%	5.03%	--	--	4.27%

At September 30, 2011, we had $2.0 billion in notional amounts of interest rate swaps outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss.  The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.  The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk).  Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at September 30, 2011 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Six appeals were filed relating to confirmation of the Plan. The parties initially pursuing appeals were: (i) JPMorgan; (ii) Wilmington Trust Company (“Wilmington Trust”) (as indenture trustee for the holders of the 8.00% Senior Second Lien Notes due 2012 and 8.375% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp. and the 10.875% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp.); (iii) Wells Fargo Bank, N.A. (“Wells Fargo”) (in its capacities as successor Administrative Agent and successor Collateral Agent for the third lien prepetition secured lenders to CCO Holdings under the CCO Holdings credit facility); (iv) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); (v) R2 Investments, LDC (“R2 Investments”) (an equity interest holder in Charter); and (vi) certain plaintiffs representing a putative class in a securities action against three former Charter officers or directors filed in the United States District Court for the Eastern District of Arkansas (Iron Workers Local No. 25 Pension Fund, Indiana Laborers Pension Fund, and Iron Workers District Council of Western New York and Vicinity Pension Fund, in the action styled Iron Workers Local No. 25 Pension Fund v. Allen, et al., Case No. 4:09-cv-00405-JLH (E.D. Ark.).

Charter Operating amended its senior secured credit facilities effective March 31, 2010. In connection with the closing of these amendments, each of Bank of America, N.A. and JPMorgan, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss the appeal of our Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to our Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York.  The lenders filed their stipulation of that dismissal and waiver of objections and in April 2010, the case was dismissed.  On December 3, 2009, Wilmington Trust withdrew its notice of appeal.  In April 2010, Wells Fargo filed its Stipulation of Dismissal of their appeal on behalf of the lenders under the CCO Holdings credit facility and in April 2010, the case was dismissed. The appeals of the securities plaintiffs were denied by the District Court for the Southern District of New York in July 2011. The securities plaintiffs did not appeal to the United States Court of Appeals for the Second Circuit and therefore their claim has expired. In October 2011, the securities plaintiffs dismissed the underlying action that was pending in the United States District Court for the District of Arkansas. The appeals by Law Debenture Trust and R2 Investments were denied by the District Court for the Southern District of New York in March 2011.  A Notice of Appeal of that denial has been filed by both Law Debenture Trust and R2.  We cannot predict the ultimate outcome of the remaining appeals nor can we estimate a reasonable range of loss.

Other Proceedings

We have had communications with the United States Environmental Protection Agency (“the EPA”) in connection with a self reporting audit which may result in a proceeding.  Pursuant to the audit, we discovered certain compliance issues concerning our reports to the EPA for backup batteries used at our facilities.  We do not view these matters as material.

We also are party to other lawsuits and claims that arise in the ordinary course of conducting our business, including lawsuits claiming infringement of patents.  The ultimate outcome of these other legal matters pending against us or our subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity, such lawsuits could have in the aggregate a material adverse effect on our consolidated financial condition, results of operations, or liquidity.  Whether or not we ultimately prevail in any particular lawsuit or claim, litigation can be time consuming and costly and injure our reputation.

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

Risks Related to Our Business

If we are unable to attract and retain key employees, our ability to manage our business could be adversely affected.

Our operational results have depended, and our future results will depend, upon the retention and continued performance of our management team.  On October 11, 2011, we announced that Michael J. Lovett, our President and Chief Executive Officer, will be resigning from his positions from Charter following a transition period, but no later than April 30, 2012.  We are conducting a search for a candidate to fill the position of President and Chief Executive Officer. Over the last twelve months, we have experienced other significant changes in our management team and may experience additional changes in the future.  Our ability to hire new key employees for management positions could be impacted adversely by the competitive environment for management talent in the telecommunications industry.  The loss of the services of key members of management and the inability or delay in hiring new key employees could adversely affect our ability to manage our business and our future operational and financial results.

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

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals.  In March 2010, the FCC submitted its National Broadband Plan to Congress and announced its intention to initiate approximately 40 rulemakings addressing a host of issues related to the delivery of broadband services, including video, data, VoIP and other services. The broad reach of these rulemakings could ultimately impact the environment in which we operate. On December 21, 2010, the FCC issued new “net neutrality” rules, regulating the provision of broadband Internet access.  There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize.  For example, Congress and various federal agencies are now considering adoption of significant new privacy restrictions, including new restrictions on the use of personal and profiling information for behavioral advertising.  In response to recent global data breaches, malicious activity and cyber threats, as well as the general increasing concerns regarding the protection of consumers’ personal information, Congress is considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business.  In the event of a data breach or cyber attack, these new laws, as well as existing legal and regulatory obligations, could require significant expenditures to remedy any such breach or attack.   In addition, the Twenty-First Century Communications and Video Accessibility Act of 2010, which the FCC is now in the process of implementing, includes various provisions intended to ensure communications services are accessible to people with disabilities.  Certain states and localities are considering new cable and telecommunications taxes that could increase operating expenses.

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

Pole attachments are cable wires that are attached to utility poles.  Cable system attachments to investor-owned public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service.  In contrast, utility poles owned by municipalities or cooperatives are not subject to federal regulation and are generally exempt from state regulation.  On April 7, 2011, the FCC amended its pole attachment rules to promote broadband deployment.  The new order (the "Order") maintains the basic rate formula applicable to "cable" attachments in the 30 states directly subject to FCC regulation, but reduces the rate formula previously applicable to "telecommunications" attachments to make it roughly equivalent to the cable attachment rate.  Although the Order maintains the status quo treatment of cable-provided VoIP service as an unclassified service eligible for the favorable cable rate, there is still some uncertainty in this area.  The Order also allows for new penalties in certain cases involving unauthorized attachments that could result in additional costs for cable operators.  The new Order overall strengthens the cable industry's ability to access investor-owned utility poles on reasonable rates, terms and conditions.  Electric utilities filed Petitions for Reconsideration at the FCC and Petitions for Review in the D.C. Circuit Court of Appeals seeking to modify or overturn the FCC’s Order, as well as a stay of the Order pending the appeal.  In August 2011, the U.S. Court of Appeals for the D.C. Circuit denied the request for a stay of the Order pending appeal.  Charter and other cable operators have intervened in the court proceeding.

Increasing regulation of our Internet service product could adversely affect our ability to provide new products and services.

In August 2005, the FCC issued a nonbinding policy statement identifying four principles it deemed necessary to ensure continuation of an “open” Internet that is not unduly restricted by network “gatekeepers.”  In August 2008, the FCC issued an order concerning one Internet network management practice in use by another cable operator, effectively treating the four principles as rules and ordering a change in that operator’s network management practices. On April 6, 2010, the United States Court of Appeals for the D.C. Circuit concluded that the FCC lacked jurisdictional authority and vacated the FCC’s 2008 order. On December 21, 2010, the FCC responded by enacting new “net neutrality” rules based on three core principles of: (1) transparency, (2) no blocking, and (3) no unreasonable discrimination. The new rules will permit broadband service providers to exercise “reasonable network management” for legitimate management purposes, such as management of congestion, harmful traffic, and network security. The rules will also permit usage-based billing, and permit broadband service providers to offer additional specialized services such as facilities-based IP voice services, without being subject to restrictions on discrimination. Although the new rules encompass both wireline providers (like us) and wireless providers, the rules are less stringent with regard to wireless providers. The FCC premised the new “net neutrality” rules on its Title I and ancillary jurisdiction.  The rules are scheduled to go into effect on November 20, 2011.  However, Verizon and other parties have filed for additional FCC review, as well as filing an appeal challenging the FCC’s authority to issue such rules, which will be heard by the U.S. Court of Appeals for the D.C. Circuit.  Assuming the rules become effective in November, the FCC will enforce these rules based on case-by-case complaints.  Because many of the requirements are vague and because the FCC has not provided clear guidance on implementation, it is unclear how the FCC will enforce its rules and adjudicate any related complaints.   A legislative review is also possible. The FCC’s new rules, if they withstand challenges, as well as any additional legislation or regulation, could impose new obligations and restraints on high-speed Internet providers. Any such rules or statutes could limit our ability to manage our cable systems to obtain value for use of our cable systems and respond to operational and competitive challenges.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage.  We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals; local public, educational and government access (“PEG”) programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system).  Under FCC regulations, most cable systems are currently required to offer both an analog and digital version of local broadcast signals.  This burden could increase further if we are required to carry multiple programming streams included within a single digital broadcast transmission (multicast carriage) or if our broadcast carriage obligations are otherwise expanded.  Pursuant to copyright legislation adopted in 2010, the Copyright Office recently issued a report recommending that Congress gradually phase-out  the compulsory copyright license through which cable systems have historically retransmitted broadcast programming, but the Copyright Office report failed to identify specific mechanisms for accomplishing that phase-out. The General Accounting Office is now conducting a companion study evaluating the feasibility and consequences of phasing out the compulsory copyright license. At the same time, the cost that cable operators face to secure retransmission consent (separate from copyright authority) for the carriage of popular broadcast stations is increasing significantly.  The FCC also adopted new commercial leased access rules (currently stayed while under appeal) which dramatically reduce the rate we can charge for leasing this capacity and dramatically increase our associated administrative burdens.  The FCC recently adopted amendments, and is currently considering additional amendments, to its program carriage rules that provide additional rights to programmers dissatisfied with their carriage arrangements with cable and satellite companies to pursue complaints against these companies at the FCC.  These regulatory changes could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, increase our programming costs, and limit our ability to offer services that would maximize our revenue potential.  It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer voice communications services over our broadband network and continue to develop and deploy VoIP services.  The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation.  The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain additional authorizations.  We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us.  The FCC has extended certain traditional telecommunications carrier requirements, such as E911, Universal Service fund collection, CALEA, Customer Proprietary Network Information, number porting and telephone relay requirements to many VoIP providers such as us.  The FCC announced on October 27, 2011 that it had voted to change the rules governing intercarrier compensation payments that Charter makes to other carriers to have calls terminated to their local telephone subscribers and receives from other carriers when they deliver telephone traffic to us.  Although it appears that the rules will result in an elimination of intercarrier compensation payments through a gradual decrease over a period of six years, the text of the new rules was not immediately available, and we cannot predict with certainty the details of the new rules or the extent to which they will decrease Charter's revenues and expenses for its voice services or the timing of any decreases.  Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers.  If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Purchases of Equity Securities by the Issuer

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2011	--	--	N/A	N/A
August 1-31, 2011	1,700,113	$46.94	1,700,113 (1)	N/A
September 1-30, 2011	730,967	$48.80	730,967 (1)	N/A

(1)  On August 9, 2011, Charter’s board of directors authorized the repurchase of up to $200 million of Charter’s Class A common stock and outstanding warrants.  Under the repurchase program, shares of Charter’s Class A common stock and warrants to purchase Charter’s Class A common stock may be purchased from time to time during the course of the following 12 months.  As of September 30, 2011, approximately 2.4 million shares of Charter’s Class A common stock have been purchased for a total of approximately $116 million.

Item 6.                                Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CHARTER COMMUNICATIONS, INC.,
                 Registrant

Dated: November 1, 2011	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Senior Vice President - Finance, Controller and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1+
Charter Communications, Inc.’s Amended and Restated Supplemental Deferred Compensation Plan, dated as of September 1, 2011(incorporated by reference to the current report on Form 8-K filed by Charter Communications, Inc. on September 2, 2011 (File No. 001-33664)).

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
101
The following financial statements from Charter Communications, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, filed with the Securities and Exchange Commission on November 1, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

* Document attached
+ Management compensatory plan or arrangement

E-1