Form 10-K
period 2011-12-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2012-02-27
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
______________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant of outstanding Class A common stock held by non-affiliates of the registrant at June 30, 2011 was approximately $2.6 billion, computed based on the closing sale price as quoted on the NASDAQ Global Select Market on that date. For purposes of this calculation only, directors, executive officers and the principal controlling shareholders or entities controlled by such controlling shareholders of the registrant are deemed to be affiliates of the registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

There were 100,518,414 shares of Class A common stock outstanding as of January 31, 2012. There were no shares of Class B common stock outstanding as of the same date.
Documents Incorporated By Reference

Information required by Part III is incorporated by reference from Registrant’s proxy statement or an amendment to this Annual Report on Form 10-K to be filed by April 29, 2012

CHARTER COMMUNICATIONS, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2011

This annual report on Form 10-K is for the year ended December 31, 2011. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in Part I. Item 1. and in Part II. Item 7. under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under “Risk Factors” and in Part II. Item 7. under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

•	the development and deployment of new products and technologies;

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

ii

PART I

Item 1. Business.

Introduction

We are among the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers. Our infrastructure consists of a hybrid fiber coaxial cable plant passing approximately 12.0 million homes, with 98% of homes passed at 550 megahertz (“MHz”) or greater and 98% of plant miles two-way active. A national Internet Protocol (IP) infrastructure interconnects Charter Communications, Inc. (“Charter”) markets. See "Item 1. Business — Products and Services" for further description of these terms and services, including "customers."

For the year ended December 31, 2011, we generated approximately $7.2 billion in revenue, of which approximately 50% was generated from our residential video service. We also generated revenue from Internet, telephone service and advertising. Internet and telephone service in both residential and commercial markets contributed the majority of the recent growth in our revenue.

As of December 31, 2011, we served approximately 5.2 million residential and commercial customers. We sell our video, Internet and telephone services primarily on a subscription basis, often in a bundle of two or more services, providing savings and convenience to our customers. Bundled services are available to approximately 97% of our homes passed, and approximately 62% of our customers subscribe to a bundle of services.

We served approximately 4.1 million residential video customers as of December 31, 2011, and approximately 79% of our video customers subscribed to digital video service. Digital video enables our customers to access advanced video services such as high definition ("HD") television, Charter OnDemand™ (“OnDemand”) video programming, an interactive program guide and digital video recorder (“DVR”) service.

We also served approximately 3.5 million residential Internet customers as of December 31, 2011. Our Internet service is available in a variety of download speeds up to 100 megabits per second (“Mbps”) and upload speeds of up to 5 Mbps. We also offer home networking service, or in-home Wi-Fi, enabling our customers to connect up to five computers wirelessly in the home.

We provided telephone service to approximately 1.8 million residential customers as of December 31, 2011. Our telephone services typically include unlimited local and long distance calling to the U.S., Canada and Puerto Rico, plus other features, including voicemail, call waiting and caller ID.

Through Charter Business®, we provide scalable, tailored broadband communications solutions to business and carrier organizations, such as Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services. As of December 31, 2011, we served approximately 476,200 commercial primary service units, primarily small- and medium-sized commercial customers. Our advertising sales division, Charter Media®, provides local, regional and national businesses with the opportunity to advertise in individual markets on cable television networks.

We have a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses, interest expenses that we incur on our debt, depreciation expenses resulting from the capital investments we have made, and continue to make, in our cable properties, amortization expenses resulting from the application of fresh start accounting and non-cash taxes resulting from increases in our deferred tax liabilities.

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

Corporate Entity Structure

The chart below sets forth our entity structure and that of our direct and indirect subsidiaries. This chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes. The equity ownership percentages shown below are approximations and do not give effect to any exercise of then outstanding warrants. Indebtedness amounts shown below are principal amounts as of December 31, 2011. See Note 7 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data,” which also includes the accreted values of the indebtedness described below.

Charter Communications, Inc.
("Charter")
CCI Exchange I, Inc.
Charter Investment, Inc.
("CII")
0.81% common equity interest
99% common equity interest
0.19% common equity interest
Charter Communications Holding Company, LLC
("Charter Holdco")
CCHC, LLC
("CCHC")
Charter Communications Holdings, LLC
("Charter Holdings")
CCH I Holdings, LLC
("CIH")
CCH I, LLC
("CCH I")
CCH II, LLC/ CCH II Capital Corp.
("CCH II")
(co-issuers of approximately $1.5 billion senior notes)
CCO Holdings, LLC/ CCO Holdings Capital Corp.
("CCO Holdings")
(obligor under $350 million credit facility - $350 million outstanding)
(co-issuers of approximately $6.3 billion of senior notes)
Charter Communications Operating, LLC / Charter Communications Operating Capital Corp.
("Charter Operating")
(obligor under $5.3 billion credit facilities – $3.9 billion outstanding)
(co-issuers of approximately $812 million senior second-lien notes)
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

Interim Holding Company Debt Issuers. As indicated in the organizational chart above, our interim holding company debt issuers indirectly own the subsidiaries that own or operate all of our cable systems, subject to a CC VIII, LLC (“CC VIII”) 70% preferred interest held by CCH I, LLC (“CCH I”) and 30% preferred interest held by Charter as described below. For a description of the debt issued by these issuers please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Outstanding Debt.”

Preferred Equity in CC VIII. At December 31, 2011, Charter owned 30% of the CC VIII preferred membership interests. CCH I, an indirect subsidiary of Charter, directly owned the remaining 70% of these preferred interests. The common membership interests in CC VIII are indirectly owned by Charter Operating.

Products and Services

Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video services (basic and digital, which we refer to as “video” services), as well as advanced video services (such as OnDemand, HD television, and DVR service), Internet services and telephone services. Our telephone services are primarily provided using voice over Internet protocol (“VoIP”) technology, to transmit digital voice signals over our systems. Our video, Internet, and telephone services are offered to residential and commercial customers on a subscription basis, with prices and related charges that vary primarily based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and the equipment necessary to receive the services, with some variation in prices.

The following table summarizes our customer statistics for basic video, digital video, Internet and telephone as of December 31, 2011 and 2010.

	Approximate as of
	December 31,
	2011	(a)	2010	(a)

Video (b)	4,090,300		4,278,400
Internet (c)	3,491,800		3,246,100
Telephone (d)	1,791,300		1,717,000
Residential PSUs (e)	9,373,400		9,241,500

Video (b)(f)	234,500		242,000
Internet (c)(g)	162,800		138,500
Telephone (d)	78,900		59,900
Commercial PSUs (e)	476,200		440,400

Digital video RGUs (h)	3,410,400		3,363,200

Total RGUs (i)	13,260,000		13,045,100

After giving effect to divestitures and acquisitions of cable systems in 2010 and 2011, residential basic video customers, residential Internet customers and residential telephone customers would have been approximately 4,305,800, 3,263,200 and 1,721,800, respectively, as of December 31, 2010. After giving effect to divestitures and acquisitions of cable systems in 2010 and 2011, commercial basic video customers, commercial Internet customers, commercial telephone customers and digital video revenue generating units would have been approximately 241,900, 138,500, 59,900 and 3,371,300, respectively, as of December 31, 2010.

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at December 31, 2011 and 2010, customers include approximately 18,600 and 15,700 customers, respectively, whose accounts were over 60 days past due in payment, approximately 2,500 and 1,800 customers, respectively, whose accounts were over 90 days past due in payment, and approximately 1,400 and 1,000 customers, respectively, whose accounts were over 120 days past due in payment.

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

Video Services

In 2011, residential video services represented approximately 50% of our total revenues. Our video service offerings include the following:

•
Basic and Digital Video. All of our video customers receive a package of basic programming which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite-delivered or non-broadcast channels, such as weather, shopping and religious programming. Our digital video services include a digital set-top box, an interactive electronic programming guide with parental controls, an expanded menu of pay-per-view channels, including OnDemand (available nearly everywhere), digital quality music channels and the option to also receive a cable card. In addition to video programming, digital video service enables customers to receive our advanced video services such as DVRs and HD television.

•
Premium Channels. These channels provide original programming, commercial-free movies, sports, and other special event entertainment programming. Although we offer subscriptions to premium channels on an individual basis, we offer an increasing number of digital video and premium channel packages, and we offer premium channels combined with our advanced video services. Customers who purchase premium channels also have access to that programming OnDemand and increasingly over the Internet. Charter offers premium sports content and access to a number of cable programmers such as HBO, Cinemax, EPIX and Turner on an authenticated basis over the Internet on charter.net.

•
OnDemand, Subscription OnDemand and Pay-Per-View. OnDemand service allows customers to select from hundreds of movies and other programming at any time. OnDemand includes HD and three dimensional ("3D") content. OnDemand programming options may be accessed for a fee or, in some cases, for no additional charge. In some areas we also offer subscription OnDemand for a monthly fee or included in a digital tier premium channel subscription. Pay-per-view channels allow customers to pay on a per event basis to view a single showing of a recently released movie, a one-time special sporting event, music concert, or similar event on a commercial-free basis.

•
High Definition Television. HD television offers our digital customers certain video programming at a higher resolution to improve picture and audio quality versus standard basic or digital video images. We have invested and continue to invest in switched digital video (“SDV”) technology and simulcast to increase the number of HD channels offered.

•
Digital Video Recorder. DVR service enables customers to digitally record programming and to pause and rewind live programming.    Multi-room DVR service permits customers to access and watch any of their video recordings on any other connected television in the customer's home.  Charter customers also have the ability to program their DVR's remotely via a website.  In early 2011, we entered into an agreement with TiVo to develop software code and allow for the deployment of TiVo enabled set top boxes in our markets. The product utilizes the TiVo user interface and a hybrid platform that leverages traditional cable and next generation IP technologies.  We have deployed a version of the TiVo product in our Fort Worth, Texas market and are working with TiVo to actively field test the TiVo product in several other markets with our employees.  Charter does not expect that testing to be completed in time for it to fully launch TiVo across the enterprise by the end of the second quarter as previously projected.

•
Online. Online video offers our customers the ability to watch traditional TV content over the Internet from any Internet connection in the United States once they are authenticated as a Charter customer.  In 2011, Charter added content from HBO Go, Max Go, BTN2Go ("Big Ten Network") and from popular Turner networks to its Online offerings.   Charter intends to expand its Online capabilities and to continue to add content in 2012. We also offer a free search and discovery tool which organizes video content already available online through Charter.net such as HBO Go and EPIX with online content from sites such as Netflix, Amazon and Hulu into a single online directory which, we believe, makes it easier for customers to find what they want regardless of the source.

Internet Services

In 2011, residential Internet services represented approximately 24% of our total revenues. We completed the roll out of DOCSIS 3.0 to 93% of our homes passed in 2011, allowing us to offer several tiers of Internet services with speeds up to 100 megabytes per second download to our residential customers.  Our Internet services also include our Internet portal, Charter.net, which provides multiple e-mail addresses, as well as variety of content and media from local, national and international providers including entertainment, games, news and sports.  We also offer home networking gateways to our Internet customers permitting our customers to wirelessly connect up to five devices within a home.  Charter launched its Cloud Drive product in 2011 which provides for on-line storage and back up of customer files and permits customers to access such files remotely at anytime.

Accelerated growth in the number of IP devices and bandwidth used in homes has created a need for faster speeds and greater reliability.  Charter is focused on providing services to fill those needs.  In 2011, we focused on promoting and leveraging our structural broadband advantage to create new customer relationships.  Charter's Internet service received top rankings from PC Magazine and high marks from the FCC in speed testing in 2011.

Telephone Services

In 2011, residential telephone services represented approximately 12% of our total revenues. We provide voice communications services primarily using VoIP technology to transmit digital voice signals over our systems. Charter Telephone includes unlimited nationwide and in-state calling, voicemail, call waiting, caller ID, call forwarding and other features. Charter Telephone® also provides international calling either by the minute or in a package of 250 minutes per month.

Commercial Services

In 2011, commercial services represented approximately 8% of our total revenues. Commercial services offered through Charter Business, include scalable broadband communications solutions for businesses and carrier organizations of all sizes such as Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

•
Small Business.  Charter offers small businesses (1 - 19 employees) services similar to our residential offerings including  a full range of video programming tiers and music services, coax Internet speeds up to 100 Mbps downstream and up to 5 Mbps upstream in its DOCSIS 3.0 markets, a set of business cloud services including web hosting, e-mail and security, and multi-line telephone services with a rich set of  more than 30 business features including web-based service management.

•
Medium Business.   In addition to its other offerings, Charter also offers medium sized businesses (20-199 employees) more complex products such as fiber Internet with symmetrical speeds of up to 1 Gbps and voice trunking services such as primary rate interface (“PRI”) and Session Initiation Protocol ("SIP") Trunks which provide higher-capacity voice services delivered via fiber optic connection.   Charter also offers Metro Ethernet service that connects two or more locations for commercial customers with geographically dispersed locations with speeds up to 10 Gbps.  Metro Ethernet service can also extend the reach of the customer's local area network or “LAN” within and between metropolitan areas.

•	Large Business. Charter offers large businesses (200+ employees) with multiple sites more specialized solutions such as custom fiber networks, Metro and long haul Ethernet, PRI and SIP Trunk services.

•	Carrier Wholesale. Charter offers high-capacity last-mile to wireless and wireline telephone providers, Internet service providers and competitive carriers on a wholesale basis.

Sale of Advertising

In 2011, sales of advertising represented approximately 4% of our total revenues. We receive revenues from the sale of local advertising on satellite-delivered networks such as MTV®, CNN® and ESPN®. In any particular market, we generally insert local advertising on up to 40 channels. We also provide cross-channel advertising to some programmers. In addition, we sell advertising on our Internet portal, Charter.net. In most cases, the available advertising time is sold by our sales force, however in some cases, we enter into representation agreements with contiguous cable system operators under which another operator in the area will sell advertising on our behalf for a percentage of the revenue. In some markets, we sell advertising on behalf of other operators.

Charter has deployed Enhanced TV Binary Interchange Format (“EBIF”) technology to set top boxes in select service areas within the Charter footprint.  EBIF is a technology foundation that will allow Charter to deliver enhanced and interactive television applications and enable our video customers to use their remote control to interact with their television programming and its advertisements.  EBIF will enable Charter’s customers to request such items as coupons, samples, and brochures from advertisers and also will enable advertisers to reach audiences in new ways.

From time to time, certain of our vendors, including programmers and equipment vendors, have purchased advertising from us. For the years ending December 31, 2011, 2010 and 2009, we had advertising revenues from vendors of approximately $51 million, $46 million and $41 million, respectively. These revenues resulted from purchases at market rates pursuant to binding agreements.

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

We offer reduced-price service for promotional periods in order to attract new customers, to promote the bundling of two or more services and to retain existing customers. We often also offer a two-year price guarantee to our customers. There is no assurance that these customers will remain as customers or at the regular price when the promotional pricing period expires. When customers bundle services, generally the prices are lower per service than if they had only purchased a single service. Approximately 62% of our customers subscribe to a bundle of services.

Our Network Technology

Our network includes three components: the national backbone, regional/metro core and the "last-mile."  Both our national backbone and regional/metro core components utilize or plan to utilize a redundant Internet Protocol ("IP”) ring architecture with the capability to differentiate quality of service for each residential or commercial product offering.  The national backbone provides connectivity from the master headends to nationally centralized content, connectivity and services such as HD programming, voice interexchange points and Internet interexchange points.  The regional/metro core components provide connectivity between the master headends and headends within a specific geographic area and enable the delivery of content and services between these network components.

Our last-mile component utilizes the hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable.  In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes passed served by that node. For our fiber Internet, Ethernet, carrier wholesale, SIP and PRI commercial customers, fiber optic cable is extended from the individual nodes all the way to the customer's site.  On average, our system design enables up to 400 homes passed to be served by a single node and provides for six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services.  We believe that this hybrid network design provides high capacity and signal quality.  The design also provides two-way signal capacity for the addition of further interactive services.

HFC architecture benefits include:

•	bandwidth capacity to enable traditional and two-way video and broadband services;

•	dedicated bandwidth for two-way services, which avoids return signal interference problems that can occur with two-way communication capability; and

•	signal quality and high service reliability.

Approximately 98% of our homes passed are served by systems that have bandwidth of 550 megahertz or greater and are two-way activated at December 31, 2011. This bandwidth capacity enables us to offer digital television, Internet services, telephone service and other advanced video services.

As of December 31, 2011, we have deployed DOCSIS 3.0 wideband technology to 93% of our homes passed allowing us to offer faster high-speed Internet service. We have also deployed SDV technology to accommodate the increasing demands for greater capacity in our network. SDV technology expands network capacity by transmitting only those digital and HD video channels that are being watched within a given grouping of homes at any given time which allows us to expand bandwidth for additional services. As of December 31, 2011, 86% of our homes passed received some portion of their video service via SDV technology.

Management, Customer Care and Marketing

Our corporate office is responsible for coordinating and overseeing operations including establishing company-wide policies and procedures. The corporate office performs certain financial and administrative functions on a centralized basis and performs these services on a cost reimbursement basis pursuant to a management services agreement with one of our subsidiaries. Our field operations are managed by geographic areas with shared service centers for our field sales and marketing function, human resources and training function, finance, and certain areas of customer operations.

Charter continues to focus on improving the customer experience through improvements to our customer care processes, product offerings and the quality and reliability of our service.  Our customer care centers are managed centrally.  We have eight internal customer care locations including our “centers of excellence” which route calls to the appropriate agents, plus several third-party call center locations that through technology and procedures functions as an integrated system.  We also utilize our website to enable our customers to view and pay their bills online, obtain information regarding their account or services, and perform various equipment troubleshooting procedures.  Our customers may also obtain support through our on-line chat and e-mail functionality.  We are also focusing on improving the reliability and technical quality of our plant to avoid repeat trouble calls, which has resulted in reductions in the number of service-related calls to our care centers and in the number of trouble call truck rolls in 2011 versus 2010.

Our marketing strategy emphasizes our bundled services through targeted marketing programs to existing and potential customers and increases awareness and value of the Charter brand. Marketing expenditures increased by $18 million, or 8%, over the year ended December 31, 2010 to $257 million for the year ended December 31, 2011. Our marketing organization creates and executes marketing programs intended to increase customers, retain existing customers and cross-sell additional products to current customers. We monitor the effectiveness of our marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, to increase our responsiveness to our customers.

Programming

General

We believe that offering a wide variety of programming influences a customer’s decision to subscribe to and retain our cable services. We rely on market research, customer demographics and local programming preferences to determine channel offerings in each of our markets. We obtain basic and premium programming from a number of suppliers, usually pursuant to written contracts. Our programming contracts generally continue for a fixed period of time, usually from three to ten years, and are subject to negotiated renewal. Some programming suppliers offer financial incentives to support the launch of a channel and/or ongoing marketing support. We also negotiate volume discount pricing structures. We have more recently negotiated for more content rights allowing us to provide programming on-line to our authenticated customers. Programming costs are usually payable each month based on calculations performed by us and are generally subject to annual cost escalations and audits by the programmers.

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

Our programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living type increases. We expect them to continue to increase due to a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation and additional programming, including new sports services and non-linear programming for on-line and OnDemand programming. In particular, sports programming costs have increased significantly over the past several years. In addition, contracts to purchase sports programming sometimes provide for optional additional games to be added to the service and made available on a surcharge basis during the term of the contract.

Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the retransmission-consent regime, we are not allowed to carry the station’s signal without the station’s permission. Continuing demands by owners of broadcast stations for cash payments at substantial increases over amounts paid in prior years in exchange for retransmission consent will likely increase our programming costs or require us to cease carriage of popular programming, potentially leading to a loss of customers in affected markets.

Over the past several years, increases in our video service rates have not fully offset increasing programming costs, and with the impact of increasing competition and other marketplace factors, we do not expect them to do so in the foreseeable future. Although in 2010, we began passing along a portion of amounts paid for retransmission consent to the majority of our customers, our inability to fully pass these programming cost increases on to our video customers has had and is expected in the future to have an adverse impact on our cash flow and operating margins associated with the video product. In order to mitigate reductions of our operating margins due to rapidly increasing programming costs, we continue to review our pricing and programming packaging strategies, and we plan to continue to migrate certain program services from our basic level of service to our digital tiers and limit the launch of non-essential, new networks. As we migrate our programming to our digital tier packages, certain programming that was previously available to all of our customers via an analog signal may only be part of an elective digital tier package offered to our customers for an additional fee. As a result, we expect that the customer base upon which we pay programming fees will proportionately decrease, and the overall expense for providing that service will also decrease. However, reductions in the size of certain programming customer bases may result in the loss of specific volume discount benefits.

We have programming contracts that have expired and others that will expire at or before the end of 2012. We will seek to renegotiate the terms of these agreements. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we have been, and may in the future be, forced to remove such programming channels from our line-up, which may result in a loss of customers.

Franchises

As of December 31, 2011, our systems operated pursuant to a total of approximately 3,100 franchises, permits, and similar authorizations issued by local and state governmental authorities. Such governmental authorities often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. We are entitled to and generally do pass this fee through to the customer.

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

In terms of competition for customers, we view ourselves as a member of the broadband communications industry, which encompasses multi-channel video for television and related broadband services, such as high-speed Internet, telephone, and other interactive video services. In the broadband communications industry, our principal competitors for video services is direct broadcast satellite (“DBS”) and telephone companies. Our principal competitor for high-speed Internet services is DSL service and high-speed Internet provided by telephone companies. Our principal competitors for telephone services are established telephone companies, other telephone service providers, and other carriers, including VoIP providers. At this time, we do not consider other cable operators to be significant competitors in our overall market, as overbuilds are infrequent and geographically spotty (although in any particular market, a cable operator overbuilder would likely be a significant competitor at the local level). We could, however, face additional competition from multi-channel video providers if they began distributing video over the Internet to customers residing outside their current territories.

Our key competitors include:

DBS

Direct broadcast satellite is a significant competitor to cable systems. The two largest DBS providers now serve more than 33 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a dish antenna.

Video compression technology and high powered satellites allow DBS providers to offer more than 285 digital channels from a single satellite, thereby surpassing the traditional analog cable system. In 2011, major DBS competitors offered a greater variety of channel packages, and were especially competitive with promotional pricing for more basic services. While we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation, and multiple units. DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues and property tax, leads to greater efficiencies and lower costs in the lower tiers of service. Also, DBS providers are currently offering more HD programming, including local HD programming. However, we believe that cable-delivered OnDemand and Subscription OnDemand services, which include HD programming, are superior to DBS service, because cable headends can provide two-way communication to deliver many titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control. DBS providers have also made attempts at deployment of Internet access services via satellite, but those services have been technically constrained and of limited appeal.

Telephone Companies and Utilities

Telephone companies, including AT&T Inc. (“AT&T”) and Verizon Communications, Inc. ("Verizon"), offer video and other services in competition with us, and we expect they will increasingly do so in the future. Upgraded portions of these networks carry two-way video, data services and provide digital voice services similar to ours. In the case of Verizon, high-speed data services (fiber optic service (“FiOS”)) offer speeds as high as or higher than ours. In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies. Based on internal estimates, we believe that AT&T and Verizon are offering video services in areas serving approximately 31% to 34% and 3% to 4%, respectively, of our estimated homes passed as of December 31, 2011 and we have experienced customer losses in these areas. AT&T and Verizon have also launched campaigns to capture more of the multiple dwelling unit (“MDU”) market. Additional upgrades and product launches are expected in markets in which we operate.

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

Most telephone companies, which already have plant, an existing customer base, and other operational functions in place (such as billing and service personnel), offer DSL service. DSL service allows Internet access to subscribers at data transmission speeds greater than those formerly available over conventional telephone lines. We believe DSL service is competitive with high-speed Internet service and is often offered at prices lower than our Internet services, although typically at speeds lower than the speeds we offer. However one DSL provider, Century Link, offers DSL services in approximately 12% of our homes passed with speeds comparable to our lower speed tiers.  DSL providers may currently be in a better position to offer telephone and data services to businesses since their networks tend to be more complete in commercial areas. We expect DSL to remain a significant competitor to our high-speed Internet services. In addition, the continuing deployment of fiber optics into telephone companies’ networks (primarily by Verizon) will enable them to provide even higher bandwidth Internet services.

Our telephone service competes directly with established telephone companies and other carriers, including Internet-based VoIP providers, for both residential and commercial voice service customers. Because we offer voice services, we are subject to considerable competition from telephone companies and other telecommunications providers, including wireless providers with an increasing number of consumers choosing wireless over wired telephone services. The telecommunications and voice services industry is highly competitive and includes competitors with greater financial and personnel resources, strong brand name recognition, and long-standing relationships with regulatory authorities and customers. Moreover, mergers, joint ventures and alliances among our competitors have resulted in providers capable of offering cable television, Internet, and telephone services in direct competition with us.

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

As of December 31, 2011, excluding telephone companies, we are aware of traditional overbuild situations impacting approximately 8% to 9% of our total homes passed and potential traditional overbuild situations in areas servicing approximately an additional 2% of our total homes passed. Additional overbuild situations may occur.

Broadcast Television

Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an “off-air” antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through “off-air” reception, compared to the services provided by the local cable system. Traditionally, cable television has provided higher picture quality and more channel offerings than broadcast television. However, the recent licensing of digital spectrum by the FCC now provides traditional broadcasters with the ability to deliver HD television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

Internet Delivered Video

Internet access facilitates the streaming of video, including movies and television shows, into homes and businesses. Increasingly, content owners are using Internet-based delivery of content directly to consumers, some without charging a fee to access the content. Further, due to consumer electronic innovations, consumers are able to watch such Internet-delivered content on televisions, personal computers, tablets, gaming boxes connected to televisions and mobile devices. We believe some customers have chosen to receive video over the Internet rather than through our VOD and premium video services, thereby reducing our video revenues. We can not predict the impact that Internet delivered video will have on our revenues and adjusted EBITDA as technologies continue to evolve.

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

Regulation and Legislation

The following summary addresses the key regulatory and legislative developments affecting the cable industry and our three primary services for both residential and commercial customers: video service, Internet service, and telephone service. Cable system operations are extensively regulated by the federal government (primarily the FCC), certain state governments, and many local governments. A failure to comply with these regulations could subject us to substantial penalties. Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation and they are likely to do so again in the future. We could be materially disadvantaged in the future if we are subject to new regulations that do not equally impact our key competitors. We cannot provide assurance that the already extensive regulation of our business will not be expanded in the future.

Video Service

Cable Rate Regulation. The cable industry has operated under a federal rate regulation regime for approximately two decades. The regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service,” and associated equipment. All other video service offerings are now universally exempt from rate regulation. Although basic service rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. The majority of our local franchising authorities have never been certified to regulate basic service cable rates (and order rate reductions and refunds), but they generally retain the right to do so (subject to potential regulatory limitations under state franchising laws), except in those specific communities facing “effective competition,” as defined under federal law. We have secured FCC recognition of effective competition, and become rate deregulated in many of our communities.

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

Federal rate regulations include certain marketing restrictions that could affect our pricing and packaging of service tiers and equipment. As we attempt to respond to a changing marketplace with competitive pricing practices, we may face regulations that impede our ability to compete.

Must Carry/Retransmission Consent. There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal “must carry” regulations require cable systems to carry local broadcast television stations upon the request of the local broadcaster. Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Broadcast stations must elect “must carry” or “retransmission consent” every three years, with the election date of October 1, 2009, for the current period of 2012 through 2014. Either option has a potentially adverse effect on our business by utilizing bandwidth capacity. In addition, popular stations invoking “retransmission consent” have been demanding substantial compensation increases in their negotiations with cable operators.

In September 2007, the FCC adopted an order increasing the cable industry’s must-carry obligations by requiring most cable operators to offer “must carry” broadcast signals in both analog and digital format (dual carriage). This requirement, which does not currently include any obligation to carry multiple program streams included within a single digital broadcast transmission (multicast carriage), is scheduled to expire in June 2012, but may be extended by the FCC. Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that appeal to our customers and generate revenues.

Access Channels. Local franchise agreements often require cable operators to set aside certain channels for public, educational, and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties, who may offer programming that our customers do not particularly desire. The FCC adopted new rules in 2007 mandating a significant reduction in the rates that operators can charge commercial leased access users and imposing additional administrative requirements that would be burdensome on the cable industry. The effect of the FCC's new rules was stayed by a federal court, pending a cable industry appeal and an adverse finding by the Office of Management and Budget. Under federal statute, commercial leased access programmers are entitled to use up to 15% of a cable system's capacity. Although commercial leased access activity historically has been relatively limited, increased activity in this area could further burden the channel capacity of our cable systems, and potentially limit the amount of services we are able to offer and may necessitate further investments to expand our network capacity.

Access to Programming. The Communications Act and the FCC's “program access” rules generally prevent satellite cable programming networks in which a cable operator has an attributable interest from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such vendors to offer exclusive programming arrangements to cable operators. This exclusivity prohibition is scheduled to expire in October 2012, but the FCC has extended it in the past and may do so again. Given the heightened competition and media consolidation that we face, it is possible that we will find it increasingly difficult to gain access to popular programming at favorable terms. Such difficulty could adversely impact our business.

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

Pole Attachments. The Communications Act requires most utilities owning utility poles to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation. On April 7, 2011, the FCC amended its existing pole attachment rules to promote broadband deployment. The new order maintains the basic rate formula applicable to “cable” attachments, but reduces the rate formula previously applicable to “telecommunications”

attachments to make it roughly equivalent to the more favorable “cable” attachment rate. Although the new order maintains the status quo treatment of cable-provided VoIP service as an unclassified service eligible for the favorable cable rate, there is still some uncertainty in this area. The new order allows for new penalties in certain cases involving unauthorized attachments, but it generally strengthens the cable industry's ability to access investor-owned utility poles on reasonable rates, terms, and conditions. Several electric utilities have, however, sought review of the new order at the FCC and in the D.C. Circuit Court of Appeals, and another May 2011 FCC order restricting pole attachment rates has also been appealed to the same court. The outcome of these cases could impact the pole attachment rates we pay utility companies.

Cable Equipment. In 1996, Congress enacted a statute requiring the FCC to adopt regulations designed to assure the development of an independent retail market for “navigation devices,” such as cable set-top boxes. As a result, the FCC generally requires cable operators to make a separate offering of security modules (i.e., a “CableCARD”) that can be used with retail navigation devices, and to use these separate security modules even in their own set-top boxes. The FCC’s National Broadband Plan acknowledges that the existing CableCARD rules have not resulted in a competitive retail market for navigation devices. In response to this finding, the FCC commenced a proceeding in April 2010 to adopt standards for a successor technology to CableCARD that would involve the development of smart video devices that are compatible with any multichannel video programming distributor service in the United States. In October 2010, the FCC adopted new interim CableCARD rules applicable until a successor solution emerges. The new rules require cable operators to allow customers to self-install CableCARDs. They also require cable operators to provide and advertise a reasonable discount if subscribers use their own equipment, rather than using the operator-provided equipment otherwise included in a bundled package. The FCC’s actions in this area could impose additional costs on us and affect our ability to innovate.

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

Privacy and Information Security Regulation. The Communications Act limits our ability to collect and disclose subscribers’ personally identifiable information for our video, telephone, and high-speed Internet services, as well as provides requirements to safeguard such information. We are subject to additional federal, state, and local laws and regulations that impose additional subscriber and employee privacy restrictions. Further, the FCC, FTC, and many states regulate and restrict the marketing practices of cable operators, including telemarketing and online marketing efforts. Various federal agencies, including the FTC, are now considering new restrictions affecting the use of personal and profiling data for online advertising.

Our operations are also subject to federal and state laws governing information security, including rules requiring customer notification in the event of an information security breach. Congress is considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business.

Other FCC Regulatory Matters. FCC regulations cover a variety of additional areas, including, among other things: (1) equal employment opportunity obligations; (2) customer service standards; (3) technical service standards; (4) mandatory blackouts of certain network, syndicated and sports programming; (5) restrictions on political advertising; (6) restrictions on advertising in children's programming; (7) restrictions on origination cablecasting; (8) restrictions on carriage of lottery programming; (9) sponsorship identification obligations; (10) closed captioning of video programming; (11) licensing of systems and facilities; (12) maintenance of public files; (13) emergency alert systems; and (14) disability access, including new requirements governing video-description and closed-captioning. Each of these regulations restricts our business practices to varying degrees.

It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and we cannot predict at this time how that might impact our business.

Copyright. Cable systems are subject to a federal copyright compulsory license covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative and administrative review and could adversely affect our ability to obtain desired broadcast programming. Pursuant to the Satellite Television Extension and Localism Act of 2010, the Copyright Office, the Government Accountability Office and the FCC all issued reports to Congress in 2011 that generally support an eventual phase-out of the compulsory licenses, although they also acknowledge the potential adverse impact on cable subscribers and the absence of any clear marketplace alternative to the compulsory license. If adopted, a phase-out plan could adversely affect our ability to obtain certain programming and substantially increase our programming costs.

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

Franchise Matters. Cable systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to utilize and cross public rights-of-way. Although some state franchising laws grant indefinite franchises, cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of cable franchises vary significantly between jurisdictions. Cable franchises generally contain provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, customer service standards, and changes in the ownership of the franchisee. A number of states subject cable systems to the jurisdiction of centralized state government agencies, such as public utility commissions. Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators. For example, federal law caps local franchise fees and includes renewal procedures designed to protect incumbent franchisees from arbitrary denials of renewal. Even if a franchise is renewed, however, the local franchising authority may seek to impose new and more onerous requirements as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system, the local franchising authority may attempt to impose more burdensome requirements as a condition for providing its consent.

The traditional cable franchising regime is undergoing significant change as a result of various federal and state actions. In a series of rulemakings, the FCC has adopted rules that streamlined entry for new competitors (particularly those affiliated with telephone companies) and reduced certain franchising burdens for these new entrants. The FCC adopted more modest relief for existing cable operators.

At the same time, a substantial number of states have adopted new franchising laws. Again, these laws were principally designed to streamline entry for new competitors, and they often provide advantages for these new entrants that are not immediately available to existing cable operators. In many instances, these franchising regimes do not apply to established cable operators until the existing franchise expires or a competitor directly enters the franchise territory. The exact nature of these state franchising laws, and their varying application to new and existing video providers, will impact our franchising obligations and our competitive position.

Internet Service

On December 21, 2010, the FCC adopted new “net neutrality” rules that it deemed necessary to ensure continuation of an “open” Internet that is not unduly restricted by network “gatekeepers,” which went into effect on November 20, 2011. The new rules are based on three core principles of: (1) transparency, (2) no blocking, and (3) no unreasonable discrimination. The rules permit broadband service providers to exercise “reasonable network management” for legitimate management purposes, such as management of congestion, harmful traffic, and network security. The rules also permit usage-based billing, and permit broadband service providers to offer additional specialized services such as facilities-based IP voice services, without being subject to restrictions on discrimination. Although the rules encompass both wireline providers (like us) and wireless providers, the rules are less stringent with regard to wireless providers. Verizon and other parties have filed for additional FCC review, as well as filing an appeal challenging the FCC's authority to issue such rules, which will be heard by the U.S. Court of Appeals for the D.C. Circuit. For now, the FCC will enforce these rules based on case-by-case complaints. Because many of the requirements are vague and because the FCC has not provided clear guidance on implementation, it is unclear how the FCC will enforce its rules and adjudicate any related complaints. The FCC's new rules, if they withstand challenges, as well as any additional legislation or regulation, could impose new obligations and restraints on high-speed Internet providers. Any such rules or statutes could limit our ability to manage our cable systems to obtain value for use of our cable systems and respond to operational and competitive challenges.

As the Internet has matured, it has become the subject of increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting Internet use, including, for example, consumer privacy, copyright protections, defamation liability, taxation, obscenity, and unsolicited commercial e-mail. Content owners are now seeking additional legal mechanisms to combat copyright infringement over the Internet. Pending and future legislation in this area could adversely affect our operations as an Internet service provider and our relationship with our Internet customers. Additionally, the FCC and Congress are considering subjecting Internet access services to the Universal Service funding requirements. These funding requirements could impose significant new costs on our high-speed Internet service. State and local governmental organizations have also adopted Internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as privacy, pricing, service and product quality, and taxation. The adoption of new Internet regulations or the adaptation of existing laws to the Internet could adversely affect our business.

Telephone Service

The Telecommunications Act of 1996 created a more favorable regulatory environment for us to provide telecommunications and/or competitive voice services than had previously existed. In particular, it established requirements ensuring that competitive telephone companies could interconnect their networks with those providers of traditional telecommunications services to open the market to competition. The FCC has subsequently ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnection with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can compete in the market. On November 18, 2011, the FCC released an order significantly changing the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers. The new rules will result in a substantial decrease in intercarrier compensation payments over a multi-year period. We had intercarrier compensation of approximately $23 million in 2011. The decreases over the multi-year transition will affect both the amounts that Charter pays to other carriers and the amounts that Charter receives from other carriers. The schedule and magnitude of these decreases, however, will vary depending on the nature of the carriers and the telephone traffic at issue, and the FCC's new ruling initiates further implementation rulemakings. We cannot yet predict with certainty the balance of the impact on Charter's revenues and expenses for voice services at particular times over this multi-year period.

Further regulatory changes are being considered that could impact our telephone business and that of our primary telecommunications competitors. The FCC and state regulatory authorities are considering, for example, whether certain common carrier regulations traditionally applied to incumbent local exchange carriers should be modified or reduced, and the extent to which common carrier requirements should be extended to VoIP providers. The FCC has already determined that certain providers of telephone services using Internet Protocol technology must comply with requirements relating to 911 emergency services (“E911”), the Communications Assistance for Law Enforcement Act ("CALEA") regarding law enforcement surveillance of communications, Universal Service Fund contribution, customer privacy and Customer Proprietary Network Information issues, number portability, disability access, regulatory fees, and discontinuance of service. In March 2007, a federal appeals court affirmed the FCC’s decision concerning federal regulation of certain VoIP services, but declined to specifically find that VoIP service provided by cable companies, such as we provide, should be regulated only at the federal level. As a result, some states have begun proceedings to subject cable VoIP services to state level regulation. Although we have registered with, or obtained certificates or authorizations from, the FCC and the state regulatory authorities in those states in which we offer competitive voice services in order to ensure the continuity of our services and to maintain needed network interconnection arrangements, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved.

Employees

As of December 31, 2011, we had approximately 16,800 full-time equivalent employees. At December 31, 2011, approximately 60 of our employees were represented by collective bargaining agreements. We have never experienced a work stoppage.

Item 1A.     Risk Factors.

Risks Related to Our Indebtedness

We have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

We have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. As of December 31, 2011, our total principal amount of debt was approximately $12.8 billion.

Because of our significant indebtedness, we may not be able to raise additional capital at reasonable rates, or at all.

Our significant amount of debt could have other important consequences, such as:

•	make us vulnerable to interest rate increases, because approximately 18% of our borrowings are, and may continue to be, subject to variable rates of interest;

•	expose us to increased interest expense to the extent we refinance existing debt, particularly our bank debt, with higher cost debt;

•
require us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, reducing our funds available for working capital, capital expenditures, and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries,

and the economy at large;

•	place us at a disadvantage compared to our competitors that have proportionately less debt; and

•	adversely affect our relationship with customers and suppliers.

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

•	the development and deployment of new products and technologies;

•
the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers and DSL providers and competition from video provided over the Internet;

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

Our primary assets are our equity interests in our subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to their debt issuer holding companies for payments on our notes or other obligations in the form of loans, distributions, or otherwise. Charter Operating’s and CCO Holdings’ ability to make distributions to us or the applicable debt issuers to service debt obligations is subject to their compliance with the terms of their credit facilities and indentures, and restrictions under applicable law. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Limitations on Distributions” and “— Summary of Restrictive Covenants of Our Notes – Restrictions on Distributions.” Under the Delaware Limited Liability Company Act (the “Act”), our subsidiaries may only make distributions if the relevant entity has “surplus” as defined in the Act. Under fraudulent transfer laws, our subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, these subsidiaries may become insolvent in the future. Our direct or indirect subsidiaries include the borrowers under the CCO Holdings credit facility and the borrowers and guarantors under the Charter Operating credit facilities. Charter Operating is also an obligor, and its subsidiaries are guarantors under senior second-lien notes, and CCO Holdings is an obligor under its senior notes. As of December 31, 2011, our total principal amount of debt was approximately $12.8 billion.

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

The industry in which we operate is highly competitive and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, better access to financing, greater personnel resources, greater resources for marketing, greater and more favorable brand name recognition, and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules have provided additional benefits to certain of our competitors, either through access to financing, resources, or efficiencies of scale. We could also face additional competition from multi-channel video providers if they began distributing video over the Internet to customers residing outside their current territories.

Our principal competitors for video services throughout our territory are DBS providers. The two largest DBS providers are DirecTV and DISH Network. Competition from DBS, including intensive marketing efforts with aggressive pricing, exclusive programming and increased HD broadcasting has had an adverse impact on our ability to retain customers. DBS companies have also expanded their activities in the MDU market. The cable industry, including us, has lost a significant number of video customers to DBS competition, and we face serious challenges in this area in the future.

Telephone companies, including two major telephone companies, AT&T and Verizon, offer video and other services in competition with us, and we expect they will increasingly do so in the future. Upgraded portions of these networks carry two-way video, data service offerings and provide digital voice services similar to ours. In the case of Verizon, high-speed data services offer speeds as high as or higher than ours. In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies. Based on our internal estimates, we believe that AT&T and Verizon are offering video services in areas serving approximately 31% to 34% and 3% to 4%, respectively, of our estimated homes passed as of December 31, 2011, and we have experienced customer losses in these areas. AT&T and Verizon have also launched campaigns to capture more of the MDU market. Additional upgrades and product launches are expected in markets in which we operate. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL. DSL service competes with our Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer. However one DSL provider, Century Link, offers DSL services in approximately 12% of our homes passed with speeds comparable to our lower speed tiers.  In addition, in many of our markets, DSL providers have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates. These service bundles offer customers similar pricing and convenience advantages as our bundles. Continued growth in our residential telephone business faces risks. The competitive landscape for residential and commercial telephone services is intense; we face competition from providers of Internet telephone services, as well as incumbent telephone companies. Further, we face increasing competition for residential telephone services as more consumers in the United States are replacing traditional telephone service with wireless service.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition. Based on internal estimates and excluding telephone companies, as of December 31, 2011, we are aware of traditional overbuild situations impacting approximately 8% to 9% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 2% of our estimated homes passed. Additional overbuild situations may occur in other systems.

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

In addition to the various competitive factors discussed above, our business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. Our business competes with all other sources of entertainment and information delivery, including broadcast television, movies, live events, radio broadcasts, home video products, console games, print media, and the Internet. Further, due to consumer electronic innovations, content owners are allowing consumers to watch Internet-delivered content on televisions, personal computers, tablets, gaming boxes connected to televisions and mobile devices, some without charging a fee to access the content. Technological advancements, such as video-on-demand, new video formats, and Internet streaming and downloading, have increased the number of entertainment and information delivery choices available to consumers, and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could also negatively impact advertisers’ willingness to purchase advertising from us, as well as the price they are willing to pay for advertising. If we do not respond appropriately to further increases in the leisure and entertainment choices available to consumers, our competitive position could deteriorate, and our financial results could suffer.

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

We believe that continued competition and the weakened economic conditions in the United States, including the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services, particularly basic video. These conditions combined with our disciplined customer acquisition strategy contributed to video revenues declining 2% for the year ended December 31, 2011 compared to the corresponding period in 2010, while we continued to grow our commercial, Internet and telephone businesses. We believe competition from wireless and economic factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business. If these conditions do not improve, we believe the growth of our business and results of operations will be further adversely affected which may contribute to future impairments of our franchises and goodwill.

We face risks inherent in our commercial business.

We may encounter unforeseen difficulties as we increase the scale of our service offerings to businesses. We sell Internet access, data networking and fiber connectivity to cellular towers and office buildings, video and business telephone services to businesses and have increased our focus on growing this business. In order to grow our commercial business, we expect to increase expenditures on technology, equipment and personnel focused on the commercial business. Commercial business customers often require service level agreements and generally have heightened customer expectations for reliability of services. If our efforts to build the infrastructure to scale the commercial business are not successful, the growth of our commercial services business would be limited. We depend on interconnection and related services provided by certain third parties for the growth of our commercial business. As a result, our ability to implement changes as the services grow may be limited. If we are unable to meet these service level requirements or expectations, our commercial business could be adversely affected. Finally, we expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, we are unable to predict the effect that ongoing or future developments in these areas might have on our telephone and commercial businesses and operations.

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

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming. We expect programming costs to continue to increase because of a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, additional programming, including new sports services and non-linear programming for on-line and OnDemand platforms. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins associated with the video product. We have programming contracts that have expired and others that will expire at or before the end of 2012. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

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

We depend on third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of our services. We obtain these materials from a limited number of vendors, some of which do not have a long operating history or which may not be able to continue to supply the equipment and services we desire. Some of our hardware, software and operational support vendors, and service providers represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment or services we need in a timely manner, at our specifications and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers. These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition. A limited number of vendors of key technologies can lead to less product innovation and higher costs. For these reasons, we generally endeavor to establish alternative vendors for materials we consider critical, but may not be able to establish these relationships or be able to obtain required materials on favorable terms.

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

We depend on patent, copyright, trademark and trade secret laws and licenses to establish and maintain our intellectual property rights in technology and the products and services used in our operating activities. Any of our intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit us to continue to use certain intellectual property, which could result in discontinuance of certain product or service offerings or other competitive harm, our incurring substantial monetary liability or being enjoined preliminarily or permanently from further use of the intellectual property in question.

Malicious and abusive activities could disrupt our networks, information systems or properties and could impair our operating activities.

Network and information systems technologies are critical to our operating activities, as well as our customers' access to our services. Malicious and abusive activities, such as the dissemination of computer viruses, worms, and other destructive or disruptive software, computer hackings, social engineering, process breakdowns, denial of service attacks, malicious social engineering and other malicious activities have become more common in industry overall.  If directed at us or technologies upon which we depend, these activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers, and damage to our or our customers' equipment and data.  Further, these activities could result in security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data. If a significant incident were to occur, it could damage our reputation and credibility, lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to service our customers and protect our network. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future. Any significant loss of Internet customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations.

For tax purposes, we experienced a deemed ownership change upon emergence from Chapter 11 bankruptcy, resulting in an annual limitation on our ability to use our existing tax loss carryforwards. We could experience another deemed ownership change in the future that could further limit our ability to use our tax loss carryforwards.

As of December 31, 2011, we had approximately $7.4 billion of federal tax net operating and capital loss carryforwards resulting in a gross deferred tax asset of approximately $2.6 billion, expiring in the years 2014 through 2031.  These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2011, we had state tax net operating and capital loss carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $252 million, generally expiring in years 2012 through 2031. Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.  Such tax loss carryforwards can accumulate and be used to offset our future taxable income.

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

Our operational results have depended, and our future results will depend, upon the retention and continued performance of our management team. On October 11, 2011, we announced that Michael J. Lovett, our President and Chief Executive Officer, would be resigning from his positions at Charter following a transition period. On February 13, 2012, Thomas M. Rutledge became President and Chief Executive Officer of Charter. Over the last twelve months, we have experienced other significant changes in our management team and may experience additional changes in the future. Our ability to hire new key employees for management positions could be impacted adversely by the competitive environment for management talent in the telecommunications industry. The loss of the services of key members of management and the inability or delay in hiring new key employees could adversely affect our ability to manage our business and our future operational and financial results.

Risks Related to Ownership Positions of Charter’s Principal Shareholders

Charter’s principal stockholders own a significant amount of Charter’s common stock, giving them influence over corporate transactions and other matters.

Members of Charter’s board of directors include directors who are also employed by our principal stockholders, Mr. Darren Glatt is an employee of Apollo Management, L.P.; Mr. Bruce Karsh is the president of Oaktree Capital Management, L.P.; Mr. Stan Parker is a senior partner of Apollo Global Management LLC; and Mr. Edgar Lee is a Senior Vice President of Oaktree Capital Management, L.P. As of December 31, 2011, funds affiliated with AP Charter Holdings, L.P. beneficially held approximately 33% of the Class A common stock of Charter. Oaktree Opportunities Investments, L.P. and certain affiliated funds beneficially held approximately 17% of the Class A common stock of Charter. The board of directors of Charter has nominated Jeffrey Marcus as a candidate for election to the board. Mr. Marcus is a partner of Crestview Partners, L.P. Crestview beneficially held approximately 11% of Charter's outstanding Class A common stock as of December 31, 2011. Charter’s principal stockholders may be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate action, such as mergers and other business combination transactions should these stockholders retain a significant ownership interest in us. Charter’s principal stockholders are not restricted from investing in, and have invested in, and engaged in, other businesses involving or related to the operation of cable television systems, video programming, Internet service, telephone or business and financial transactions conducted through broadband interactivity and Internet services. The principal stockholders may also engage in other businesses that compete or may in the future compete with us.

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

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals. In March 2010, the FCC submitted its National Broadband Plan to Congress and announced its intention to initiate approximately 40 rulemakings addressing a host of issues related to the delivery of broadband services, including video, data, VoIP and other services. The broad reach of these rulemakings could ultimately impact the environment in which we operate. There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize. For example, Congress and various federal agencies are now considering adoption of significant new privacy restrictions, including new restrictions on the use of personal and profiling information for behavioral advertising. In response to recent global data breaches, malicious activity and cyber threats, as well as the general increasing concerns regarding the protection of consumers’ personal information, Congress is considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business. In the event of a data breach or cyber attack, these new laws, as well as existing legal and regulatory obligations, could require significant expenditures to remedy any such breach or attack. In addition, the Twenty-First Century Communications and Video Accessibility Act of 2010 includes various provisions intended to ensure communications services are accessible to people with disabilities.

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

The traditional cable franchising regime is currently undergoing significant change as a result of various federal and state actions.  Some of the new state franchising laws do not allow us to immediately opt into favorable statewide franchising.  In many cases, state franchising laws will result in fewer franchise imposed requirements for our competitors who are new entrants than for us, until we are able to opt into the applicable state franchise.

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

In a series of rulemakings, the FCC adopted new rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants. At the same time, a substantial number of states have adopted new franchising laws. principally designed to streamline entry for new competitors, and often provide advantages for these new entrants that are not immediately available to existing operators.

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

Pole attachments are cable wires that are attached to utility poles. Cable system attachments to investor-owned public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. In contrast, utility poles owned by municipalities or cooperatives are not subject to federal regulation and are generally exempt from state regulation. On April 7, 2011, the FCC amended its pole attachment rules to promote broadband deployment. The new order (the "Order") maintains the basic rate formula applicable to "cable" attachments in the 30 states directly subject to FCC regulation, but reduces the rate formula previously applicable to "telecommunications" attachments to make it roughly equivalent to the cable attachment rate. Although the Order maintains the status quo treatment of cable-provided VoIP service as an unclassified service eligible for the favorable cable rate, there is still some uncertainty in this area. The Order also allows for new penalties in certain cases involving unauthorized attachments that could result in additional costs for cable operators. The new Order overall strengthens the cable industry's ability to access investor-owned utility poles on reasonable rates, terms and conditions. Electric utilities filed Petitions for Reconsideration at the FCC and Petitions for Review in the D.C. Circuit Court of Appeals seeking to modify or overturn the FCC’s Order. Charter and other cable operators have intervened in the court proceeding in support of the FCC.

Increasing regulation of our Internet service product could adversely affect our ability to provide new products and services.

On December 21, 2010, the FCC adopted new “net neutrality” rules it deemed necessary to ensure continuation of an “open” Internet that is not unduly restricted by network “gatekeepers,” which went into effect on November 20, 2011. The new rules are based on three core principles of: (1) transparency, (2) no blocking, and (3) no unreasonable discrimination. The rules permit broadband service providers to exercise “reasonable network management” for legitimate management purposes, such as management of congestion, harmful traffic, and network security. The rules also permit usage-based billing, and permit broadband service providers to offer additional specialized services such as facilities-based IP voice services, without being subject to restrictions on discrimination. Although the rules encompass both wireline providers (like us) and wireless providers, the rules are less stringent with regard to wireless providers. Verizon and other parties have filed for additional FCC review, as well as filing an appeal challenging the FCC’s authority to issue such rules, which will be heard by the U.S. Court of Appeals for the D.C. Circuit. For now, the FCC will enforce these rules based on case-by-case complaints. Because many of the requirements are vague and because the FCC has not provided clear guidance on implementation, it is unclear how the FCC will enforce its rules and adjudicate any related complaints. A legislative review is also possible. The FCC’s new rules, if they withstand challenges, as well as any additional legislation or regulation, could impose new obligations and restraints on high-speed Internet providers. Any such rules or statutes could limit our ability to manage our cable systems to obtain value for use of our cable systems and respond to operational and competitive challenges.

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

We offer voice communications services over our broadband network and continue to develop and deploy VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensure that our VoIP services can compete in the market. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain additional authorizations. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs. The FCC has already extended certain traditional telecommunications carrier requirements, such as E911, Universal Service fund collection, Communications Assistance for Law Enforcement Act ("CALEA"), privacy, Customer Proprietary Network Information, number porting, disability and discontinuance of service requirements to many VoIP providers such as us. On November 18, 2011, the FCC released an order significantly changing the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers. The new rules will result in a substantial decrease in intercarrier compensation payments over a multi-year period. We had intercarrier compensation of approximately $23 million in 2011. The decreases over the multi-year transition will affect both the amounts that Charter pays to other carriers and the amounts that Charter receives from other carriers. The schedule and magnitude of these decreases, however, will vary depending on the nature of the carriers and the telephone traffic at issue, and the FCC's new ruling initiates further implementation rulemakings. We cannot yet predict with certainty the balance of the impact on Charter's revenues and expenses for voice services at particular times over this multi-year period.

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

Item 3. Legal Proceedings.

Patent Litigation

Ronald A. Katz Technology Licensing, L.P. v. Charter Communications, Inc. et. al.  In 2006, Ronald A. Katz Technology Licensing, L.P. filed a lawsuit against Charter and other parties in the U. S. District Court for the District of Delaware alleging that Charter and the other defendants infringed its interactive call processing patents.  Charter denied the allegations raised in the complaint.  In 2007, the lawsuit was combined with other cases filed by Katz in a multi-district litigation proceeding in the U.S. District Court for the Central District of California for coordinated and consolidated pretrial proceedings.  In 2010, the court denied Katz's motion for summary judgment, struck two affirmative defenses that Charter had raised, invalidated one of the nine remaining claims Katz had asserted and entered a ruling limiting Katz's damages claims. In subsequent rulings related to other defendants, the court invalidated certain patent claims that are currently asserted against Charter.  A consolidated appeal involving other co-defendants has since concluded, with the U.S. Court of Appeals for the Federal Circuit confirming invalidity of certain claims and remanding certain rulings back to the district court for further consideration.  Based on the Federal Circuit's opinion, the district court has ordered additional summary judgment briefing and some limited pre-trial briefing.  When all of these pre-trial proceedings are completed, any matters remaining for trial will be transferred back to the District Court in Delaware.  No trial date has been set.  Charter has also initiated a reexamination with the U.S. Patent Office challenging the validity of one of the patent claims asserted against it. Charter continues to vigorously contest this matter.

Rembrandt Patent Litigation.  In 2006, Rembrandt Technologies, LP filed two lawsuits against Charter and other parties in the U.S. District Court for the Eastern District of Texas, alleging that each defendant's high-speed data service and systems for receipt and retransmission of Advanced Television Systems Committee digital terrestrial broadcast signals infringe nine patents owned by Rembrandt.  In 2009, Rembrandt executed a covenant not to sue agreeing to not sue Charter and the other defendants on eight of the contested patents that were then stipulated for dismissal from the case. On September 7, 2011, the court entered final judgment of non-infringement in favor of Charter and the other defendants on the eight patents stipulated for dismissal and on the remaining patent. On September 28, 2011, Rembrandt appealed to the U.S. Court of Appeals for the Federal Circuit for review of the judgment on that remaining patent. Charter continues to vigorously defend this appeal.

We are also defendants or co-defendants in several other unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses.  Other industry participants are also defendants in certain of these cases.

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

Bankruptcy Proceedings

On March 27, 2009, Charter filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York. On November 17, 2009, the Bankruptcy Court issued its Order and Opinion confirming the Plan over the objections of various objectors. Charter consummated the Plan on November 30, 2009 and reinstated the Charter Operating Credit Agreement and certain other debt of its subsidiaries.

Two appeals are pending relating to confirmation of the Plan, the appeals by (i) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); and (ii) R2 Investments, LDC (“R2 Investments”) (a former equity interest holder in Charter). The appeals by Law Debenture Trust and R2 Investments were denied by the District Court for the Southern District of New York in March 2011. A Notice of Appeal of that denial has been filed by both Law Debenture Trust and R2 Investments. We cannot predict the ultimate outcome of the appeals nor can we estimate a reasonable range of loss.

 Other Proceedings

We have had communications with the United States Environmental Protection Agency (“the EPA”) in connection with a self reporting audit which may result in a proceeding. Pursuant to the audit, we discovered certain compliance issues concerning our reports to the EPA for backup batteries used at our facilities. We do not view these matters as material.

We also are party to other lawsuits and claims that arise in the ordinary course of conducting our business, including lawsuits claiming violation of anti-trust laws and violation of wage and hour laws.  The ultimate outcome of these other legal matters pending against us or our subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity, such lawsuits could have in the aggregate a material adverse effect on our consolidated financial condition, results of operations, or liquidity.  Whether or not we ultimately prevail in any particular lawsuit or claim, litigation can be time consuming and costly and injure our reputation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(A)	Market Information

Charter’s Class A common stock is listed on the NASDAQ Global Select Market under the symbol “CHTR.”

The following table sets forth, for the periods indicated, the range of high and low last reported sale price per share of Charter’s Class A common stock after its emergence from bankruptcy from January 1, 2010 to September 13, 2010 on the OTC Bulletin Board or in the “Pink Sheets,” and from September 14, 2010 to December 31, 2011 on the NASDAQ Global Select Market. There was no established trading market for Charter’s Class B common stock prior to its conversion to Class A common stock on January 18, 2011.

Class A Common Stock

	High	Low
2010
First quarter	$35.00	$29.50
Second quarter	$39.75	$33.75
Third quarter	$36.50	$32.50
Fourth quarter	$38.94	$32.00

2011
First quarter	$50.63	$38.46
Second quarter	$59.30	$51.66
Third quarter	$59.75	$42.06
Fourth quarter	$56.94	$43.67

(B)	Holders

As of January 31, 2012, there were approximately 1,170 holders of record of Charter’s Class A common stock.

(C)	Dividends

Charter has not paid stock or cash dividends on any of its common stock.

Charter would be dependent on distributions from its subsidiaries if Charter were to make any dividends. Covenants in the indentures and credit agreements governing the debt obligations of our subsidiary, CCH II, LLC (“CCH II”), and its subsidiaries restrict their ability to make distributions to us, and accordingly, limit our ability to declare or pay cash dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Future cash dividends, if any, will be at the discretion of Charter’s board of directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as Charter’s board of directors may deem relevant.

(D) Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2011 with respect to equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	4,290,960	(1)	$49.87	1,478,908	(1)
Equity compensation plans not approved by security holders	—		$—	—

TOTAL	4,290,960	(1)	$49.87	1,478,908	(1)

(1)
This total does not include 1,115,155 shares issued pursuant to restricted stock grants made under our 2009 Stock Incentive Plan, which are subject to vesting based on continued employment and market conditions.

For information regarding securities issued under our equity compensation plans, see Note 17 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(E) Performance Graph

The graph below shows the cumulative total return on Charter’s Class A common stock for the period from December 2, 2009 through December 31, 2011, in comparison to the cumulative total return on Standard & Poor’s 500 Index and a peer group consisting of the national cable operators that are most comparable to us in terms of size and nature of operations. The Company’s peer group consists of Cablevision Systems Corporation, Comcast Corporation, and Time Warner Cable, Inc.  The results shown assume that $100 was invested on December 2, 2009 in Charter and peer group stock or on November 30, 2009 for the S&P 500 index and that all dividends were reinvested. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of Charter’s Class A common stock.

(F)  Recent Sales of Unregistered Securities

During 2011, there were no unregistered sales of securities of the registrant other than those previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

(G) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the fourth quarter of 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2011	629,140 (1)	$48.38	629,140	N/A
November 1 - 30, 2011	1,004,790 (1)(2)	$52.14	863,615	N/A
December 1 - 31, 2011	6,043,554 (1)(3)	$53.73	201,600	N/A

(1)
In August 2011, Charter’s board of directors authorized the repurchase of up to $200 million of Charter’s Class A common stock and outstanding warrants.  As of December 31, 2011, we had completed our purchases under this authorization with approximately 4.125 million shares of Charter’s Class A common stock being purchased for a total of approximately $200 million.

(2)	In November 2011, Charter withheld 141,175 shares of its common stock in payment of income tax withholding owed by employees upon vesting of restricted shares.

(3)
In December 2011, following approval by a committee of independent directors of the Board of Directors of Charter, Charter agreed to purchase 5.891 million shares in privately negotiated transactions for a total of $321 million, or an average of $54.46 per share. Charter entered into a stock repurchase agreement with a shareholder to purchase 750,000 shares at $55.18, a 1% discount to the closing price on December 22, 2011. We received 700,668 of the shares prior to December 31, 2011, with 49,332 shares received in January 2012. Charter subsequently agreed to acquire an aggregate of 5.141 million shares from certain funds affiliated with Oaktree Capital Management and Apollo Management Holdings at the price of $54.35 per share, a 3.5% discount to the December 23, 2011 closing price.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions, except share data):

	Successor			Predecessor
	For the Years Ended December 31,		One Month Ended December 31,	Eleven Months Ended November 30,	For the Years Ended December 31,
	2011	2010	2009	2009	2008 (a)	2007 (a)

Statement of Operations Data:
Revenues	$7,204	$7,059	$572	$6,183	$6,479	$6,002
Income (loss) from operations	$1,041	$1,024	$84	$(1,063)	$(614)	$548
Interest expense, net	$(963)	$(877)	$(68)	$(1,020)	$(1,905)	$(1,861)
Income (loss) before income taxes	$(70)	$58	$10	$9,748	$(2,550)	$(1,318)
Net income (loss) – Charter shareholders	$(369)	$(237)	$2	$11,364	$(2,451)	$(1,534)
Basic earnings (loss) per common share	$(3.39)	$(2.09)	$0.02	$30.00	$(6.56)	$(4.17)
Diluted earnings (loss) per common share	$(3.39)	$(2.09)	$0.02	$12.61	$(6.56)	$(4.17)
Weighted-average shares outstanding, basic	108,948,554	113,138,461	112,078,089	378,784,231	373,464,920	368,240,608
Weighted-average shares outstanding, diluted	108,948,554	113,138,461	114,346,861	902,067,116	373,464,920	368,240,608

Balance Sheet Data (end of period):
Investment in cable properties	$14,843	$15,027	$15,391		$12,448	$14,123
Total assets	$15,605	$15,737	$16,658		$13,882	$14,666
Total debt (including debt subject to compromise)	$12,856	$12,306	$13,322		$21,666	$19,903
Note payable – related party	$—	$—	$—		$75	$65
Temporary equity (b)	$—	$—	$—		$241	$215
Noncontrolling interest (c)	$—	$—	$2		$—	$—
Charter shareholders’ equity (deficit)	$409	$1,478	$1,916		$(10,506)	$(7,887)

Other Financial Data:
Ratio of earnings to fixed charges (d)	N/A	1.07	1.14	8.41	N/A	N/A
Deficiency of earnings to cover fixed Charges (d)	$70	N/A	N/A	N/A	$2,550	$1,318

(a)	Years ended December 31, 2008 and 2007 have been restated to reflect the retrospective application of accounting guidance for convertible debt with cash settlement features.

(b)
Prior to November 30, 2009, temporary equity represented nonvested shares of restricted stock and performance shares issued to employees and Mr. Paul G. Allen’s previous 5.6% preferred membership interests in our indirect subsidiary, CC VIII. Mr. Allen’s CC VIII interest was classified as temporary equity as a result of Mr. Allen’s previous ability to put his interest to the Company upon a change in control. Mr. Allen has subsequently transferred his CC VIII interest to Charter pursuant to the Plan.

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

Upon our emergence from bankruptcy on November 30, 2009, we adopted fresh start accounting. In accordance with accounting principles generally accepted in the United States (“GAAP”), the accompanying consolidated statements of operations and cash flows contained in “Item 8. Financial Statements and Supplementary Data” present the results of operations and the sources and uses of cash for (i) the eleven months ended November 30, 2009 of the Predecessor and (ii) the one month ended December 31, 2009 of the Successor. However, for purposes of management’s discussion and analysis of the results of operations and the sources and uses of cash in this Form 10-K, we have combined the results of operations for the Predecessor and the Successor for 2009. The results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the emergence from bankruptcy. This combined presentation is being made solely to explain the changes in results of operations for the periods presented in the financial statements. We also compare the combined results of operations and the sources and uses of cash for the twelve months ended December 31, 2009 with the corresponding periods in 2011 and 2010.

We believe the combined results of operations for the twelve months ended December 31, 2009 provide management and investors with a more meaningful perspective on our ongoing financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner.

Overview

We are a cable operator providing services in the United States with approximately 5.2 million residential and commercial customers at December 31, 2011. We offer our customers traditional cable video programming (basic and digital video), Internet services, and telephone services, as well as advanced video services such as OnDemandTM (“OnDemand”), HD television and digital video recorder (“DVR”) service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers. See “Part I. Item 1. Business — Products and Services” for further description of these services, including “customers.”

Our most significant competitors are DBS providers and certain telephone companies that offer services that provide features and functions similar to our video, high-speed Internet, and telephone services, including in some cases wireless services, and they also offer these services in bundles similar to ours.  See “Business — Competition.”  In the recent past, we have grown revenues by offsetting basic video customer losses with price increases and sales of incremental services such as high-speed Internet, OnDemand, DVR, HD television, and telephone.  We expect to continue to grow revenues in this manner and in addition, we expect to increase revenues by expanding the sales of services to our commercial customers and non-video customers.  However, we cannot assure you that we will be able to grow revenues or maintain our margins at recent historical rates.

After giving effect to divestitures and acquisitions of cable systems in 2010 and 2011, during the years ended December 31, 2011 and 2010, we had a decrease in total customers of approximately 12,400 and 116,500, respectively, and lost approximately 215,500 and 214,800 residential basic video customers, respectively. We believe that continued competition and the weakened economic conditions in the United States, including the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services, particularly basic video. These conditions combined with our disciplined customer acquisition strategy contributed to video revenues declining 2% for the year ended December 31, 2011 compared to the corresponding period in 2010 and remaining flat for the year ended December 31, 2010 compared to the corresponding period in 2009. Total revenue growth was 2% for the year ended December 31, 2011 compared to the corresponding period in 2010 and 5% for the year ended December 31, 2010 compared to the corresponding period in 2009 as we continued to grow our commercial, Internet and telephone businesses. However, we believe competition from wireless and economic factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business. Our business plans include goals for increasing the number of customers which contribute to recurring revenue and the opportunity to sell additional services to existing customers. In 2012, we may continue to experience challenges in increasing, or we may continue to lose, customers. If these conditions do not improve, we believe the growth of our business and results of operations will be further adversely affected which may contribute to future impairments of our franchises and goodwill.

Approximately 85% of our revenues for both of the years ended December 31, 2011 and 2010 are attributable to monthly subscription fees charged to customers for our video, Internet, telephone, and commercial services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time subject to a fee for early termination of a price guarantee product. The remaining 15% of revenue for fiscal years 2011 and 2010 is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), pay-per-view and OnDemand programming, installation, processing fees or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services.

Our expenses primarily consist of operating costs, selling, general and administrative expenses, depreciation and amortization expense, impairment of franchise intangibles and interest expense. Operating costs primarily include programming costs, the cost of our workforce, cable service related expenses, advertising sales costs and franchise fees. Selling, general and administrative expenses primarily include salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense, and property taxes. We control our costs of operations by maintaining strict controls on expenditures. More specifically, we are focused on managing our cost structure by improving workforce productivity, increasing the effectiveness of our purchasing activities and maintaining discipline in customer acquisition.

For the years ended December 31, 2011, 2010 and 2009, adjusted earnings (loss) before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $2.7 billion, $2.6 billion and $2.5 billion, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased as a result of continued growth in high margin Internet, commercial and telephone customers, continued disciplined customer acquisition and improving customer service levels.  For each of the years ended December 31, 2011 and 2010, our income from operations was $1.0 billion, and for the year ended 2009, our loss from operations was $979 million.  Our income from operations for the years ended December 31, 2011 and 2010 compared to the loss from operations for the year ended December 31, 2009 is primarily due to impairment of franchises incurred during 2009 that did not recur in 2011 and 2010.

We have a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses, interest expenses that we incur because of our debt, depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties, amortization expenses resulting from the application of fresh start accounting in 2010 and non-cash taxes resulting from increases in our deferred tax liabilities. The Plan resulted in the reduction of the principal amount of our debt by approximately $8 billion, reducing our interest expense by approximately $830 million annually.

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

Property, plant and equipment

The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2011 and 2010, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $6.9 billion (representing 44% of total assets) and $6.8 billion (representing 43% of total assets), respectively. Total capital expenditures for the years ended December 31, 2011, 2010 and 2009 were approximately $1.3 billion, $1.2 billion and $1.1 billion, respectively.

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

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future. We monitor the appropriateness of our capitalization policies, and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies. We capitalized internal direct labor and overhead of $199 million, $205 million and $199 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

Impairment. We evaluate the recoverability of our property, plant and equipment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as the impairment of our indefinite life franchises, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions, or a deterioration of current or expected future operating results. A long-lived asset is deemed impaired when the carrying amount of the asset exceeds the projected undiscounted future cash flows associated with the asset. No impairments of long-lived assets to be held and used were recorded in the years ended December 31, 2011, 2010 and 2009.

Useful lives of property, plant and equipment. We evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, based on annual analyses of such useful lives, and revise such lives to the extent warranted by changing facts and circumstances. Any changes in estimated useful lives as a result of these analyses are reflected prospectively beginning in the period in which the study is completed. Our analysis of useful lives in 2011 did not indicate a change in useful lives.  The effect of a one-year decrease in the weighted average remaining useful life of our property, plant and equipment as of December 31, 2011 would be an increase in annual depreciation expense of approximately $210 million.  The effect of a one-year increase in the weighted average remaining useful life of our property, plant and equipment as of December 31, 2011 would be a decrease in annual depreciation expense of approximately $165 million.

Depreciation expense related to property, plant and equipment totaled $1.3 billion, $1.2 billion and $1.3 billion for the years ended December 31, 2011, 2010 and 2009, respectively, representing approximately 21%, 20% and 17% of costs and expenses, respectively. Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as listed below:

Cable distribution systems………………………………	7-20 years
Customer equipment and installations…………………..	4-8 years
Vehicles and equipment…………………………………	1-6 years
Buildings and leasehold improvements…………………	15-40 years
Furniture, fixtures and equipment….……………………	6-10 years

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

Impairment of franchises. The net carrying value of franchises as of December 31, 2011 and 2010 was approximately $5.3 billion (representing 34% of total assets) and $5.3 billion (representing 33% of total assets), respectively. Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas. For valuation purposes, they are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services, such as Internet and telephone, to potential customers (service marketing rights).

Franchise intangible assets that meet specified indefinite life criteria must be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. In determining whether our franchises have an indefinite life, we considered the likelihood of franchise renewals, the expected costs of franchise renewals, and the technological state of the associated cable systems, with a view to whether or not we are in compliance with any technology upgrading requirements specified in a franchise agreement. We have concluded that as of December 31, 2011 and 2010 all of our franchises qualify for indefinite life treatment.

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

The franchise valuation completed for each of the years ended December 31, 2011 and 2010 showed franchise values in excess of book values and thus resulted in no impairment. We recorded non-cash franchise impairment charges of $2.2 billion for the year ended December 31, 2009. The impairment charges recorded in 2009 was primarily the result of the impact of the economic downturn along with increased competition. The valuations used in our impairment assessments involve numerous assumptions as noted above. While economic conditions applicable at the time of the valuations indicate the combination of assumptions utilized in the valuations are reasonable, as market conditions change so will the assumptions, with a resulting impact on the valuations and consequently the potential impairment charge. At December 31, 2011, a 20% decline in the estimated fair value of our franchise assets in each of our units of accounting would have resulted in an impairment charge of approximately $3 million in one of our units of accounting.  Management has no reason to believe that any one unit of accounting is more likely than any other to incur impairments of its intangible assets.

Impairment and amortization of customer relationships. The net carrying value of customer relationships as of December 31, 2011 and 2010 was approximately $1.7 billion (representing 11% of total assets) and $2.0 billion (representing 13% of total assets), respectively. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting the discrete future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment.

We evaluate the recoverability of customer relationships upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. Customer relationships are deemed impaired when the carrying value exceeds the projected undiscounted future cash flows associated with the customer relationships. No impairment of customer relationships was recorded in the years ended December 31, 2011, 2010 or 2009.

Customer relationships are amortized on an accelerated method over useful lives of 11-15 years based on the period over which current customers are expected to generate cash flows. Amortization expense related to customer relationships for the years ended December 31, 2011, 2010 and 2009 was approximately $306 million, $331 million and $29 million, respectively.

Impairment of goodwill. The net carrying value of goodwill as of December 31, 2011 and 2010 was approximately $954 million (representing 6% of total assets) and $951 million (representing 6% of total assets), respectively. Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances. The first step involves a comparison of the estimated fair value of each of our reporting units to its carrying amount. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the goodwill impairment is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed, and a comparison of the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment, if any. Reporting units are consistent with the units of accounting used for franchise impairment testing. Likewise the fair values of the reporting units are determined using a consistent income approach model as that used for franchise impairment testing. Our 2011, 2010 and 2009 impairment analyses did not result in any goodwill impairment charges. At December 31, 2011 a 20% decline in the fair values of each of our reporting units would not result in an impairment charge.

Impairment of trademarks. The net carrying value of trademarks as of December 31, 2011 and 2010 was approximately $158 million (representing 1% of total assets). Trademarks are tested annually for impairment, or more frequently as warranted by events or changes in circumstances. The fair value of trademarks is determined using the relief-from-royalty method which applies a fair royalty rate to estimated revenue. Royalty rates are estimated based on a review of market royalty rates in the communications and entertainment industries. As we expect to continue to use each trade name indefinitely, trademarks have been assigned an indefinite life and are tested annually for impairment. The valuation in 2011 showed trademark values in excess of book value, and thus resulted in no impairment.

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

As of December 31, 2011, Charter and its indirect corporate subsidiaries had approximately $7.4 billion of federal tax net operating and capital loss carryforwards, resulting in a gross deferred tax asset of approximately $2.6 billion, expiring in the years 2014 through 2031.  These losses arose from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2011, Charter and its indirect corporate subsidiaries had state tax net operating and capital loss carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $252 million, generally expiring in years 2012 through 2031.  Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.  Such tax loss carryforwards can accumulate and be used to offset Charter’s future taxable income.

The consummation of the Plan generated an “ownership change” as defined in Section 382 of the Code. As a result, Charter is subject to limitation on the use of approximately 65% of its tax loss carryforwards. Further, Charter’s net operating loss carryforwards have been reduced by the amount of the cancellation of debt income resulting from the Plan that was allocable to Charter.  The limitation on Charter’s ability to use its tax loss carryforwards, in conjunction with the loss expiration provisions, could reduce its ability to use a portion of Charter’s tax loss carryforwards to offset future taxable income.

As of December 31, 2011, $2.6 billion of federal tax loss carryforwards are unrestricted and available for Charter’s immediate use, while approximately $4.8 billion of federal tax loss carryforwards are still subject to Section 382 and other restrictions. Pursuant to these restrictions, an aggregate of $1.5 billion, in varying amounts from 2012 to 2014, and an additional $176 million annually over each of the next 17 years of federal tax loss carryforwards, should become unrestricted and available for Charter’s use. Both Charter’s indirect corporate subsidiary and state tax loss carryforwards are subject to similar but varying restrictions.

In addition to its tax loss carry forwards, Charter also has tax basis of $4.3 billion in intangible assets and $5.0 billion in property, plant, and equipment as of December 31, 2011. The tax basis in these assets is not subject to Section 382 limitations and therefore the related amortization and depreciation is currently deductible. For illustrative purposes, Charter expects to reflect tax-deductible amortization and depreciation on assets owned as of December 31, 2011, beginning at approximately $1.9 billion in 2012 and decelerating over the following 4 years, totaling an estimated $6.6 billion over the five year period. The foregoing projected deductions do not include any amortization or depreciation related to future capital spend or potential acquisitions. In addition, the deductions assume Charter does not utilize accelerated or “ bonus” depreciation methods, dispose of a material portion of its business, or make modifications to the underlying partnerships it owns, all of which may materially affect the timing or amount of its existing amortization and depreciation deductions. Any one of these factors or future legislation or adjustments by the IRS upon examination could also affect the projected deductions.

As of December 31, 2011 and 2010, we have recorded net deferred income tax liabilities of $824 million and $538 million, respectively. Net deferred tax liabilities included approximately $221 million and $225 million at December 31, 2011 and 2010, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of our net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived. As part of our net liability, on December 31, 2011 and 2010, we had gross deferred tax assets of $3.8 billion and $3.7 billion, respectively, which primarily relate to tax losses allocated to Charter from Charter Holdco. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Due to our history of losses, we were unable to assume future taxable income in our analysis and accordingly valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.  Accordingly, our gross deferred tax assets have been offset with a corresponding valuation allowance of $2.6 billion and $2.3 billion at December 31, 2011 and 2010, respectively. The amount of the deferred tax assets considered realizable and, therefore, reflected in the consolidated balance sheet, would be increased at such time that it is more-likely-than-not future taxable income will be realized during the carryforward period. At the time this consideration is met, an adjustment to reverse some portion of the existing valuation allowance would result.

In determining our tax provision for financial reporting purposes, Charter establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in our financial statements. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized when the position is ultimately resolved. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained. As of December 31, 2011 and 2010, we have recorded $228 million and $224 million, respectively, of liabilities for uncertain tax positions.

Charter adjusts its uncertain tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations.

No tax years for Charter or Charter Holdco are currently under examination by the Internal Revenue Service.  Tax years ending 2008 through 2011 remain subject to examination and assessment. Years prior to 2008 remain open solely for purposes of examination of Charter’s net operating loss and credit carryforwards.

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

Programming Agreements

We exercise significant judgment in estimating programming expense associated with certain video programming contracts. Our policy is to record video programming costs based on our contractual agreements with our programming vendors, which are generally multi-year agreements that provide for us to make payments to the programming vendors at agreed upon market rates based on the number of customers to which we provide the programming service. If a programming contract expires prior to the parties' entry into a new agreement and we continue to distribute the service, we estimate the programming costs during the period there is no contract in place. In doing so, we consider the previous contractual rates, inflation and the status of the negotiations in determining our estimates. When the programming contract terms are finalized, an adjustment to programming expense is recorded, if necessary, to reflect the terms of the new contract. We also make estimates in the recognition of programming expense related to other items, such as the accounting for free periods, timing of rate increases and credits from service interruptions, as well as the allocation of consideration exchanged between the parties in multiple-element transactions.

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

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Successor				Combined
	2011		2010		2009

Revenues	$7,204	100%	$7,059	100%	$6,755	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	3,138	44%	3,064	43%	2,909	43%
Selling, general and administrative	1,426	20%	1,422	20%	1,380	20%
Depreciation and amortization	1,592	22%	1,524	22%	1,316	20%
Impairment of franchises	—	—	—	—	2,163	32%
Other operating (income) expenses, net	7	—	25	—	(34)	(1)%
	6,163	86%	6,035	85%	7,734	114%
Income (loss) from operations	1,041	14%	1,024	15%	(979)	(14)%
Interest expense, net (excluding unrecorded interest expense of $558 for year ended December 31, 2009)	(963)		(877)		(1,088)
Gain due to Plan effects	—		—		6,818
Gain due to fresh start accounting adjustments	—		—		5,659
Reorganization items, net	(3)		(6)		(647)
Loss on extinguishment of debt	(143)		(85)		—
Other income (expense), net	(2)		2		(5)
Income (loss) before income taxes	(70)		58		9,758

Income tax benefit (expense)	(299)		(295)		343
Consolidated net income (loss)	(369)		(237)		10,101

Less: Net loss – noncontrolling interest	—		—		1,265

Net income (loss) – Charter shareholders	$(369)		$(237)		$11,366

Revenues. Average monthly revenue per basic video customer, measured on an annual basis, has increased from $114 in 2009 to $126 in 2010 and $136 in 2011. Average monthly revenue per video customer represents total annual revenue, divided by twelve, divided by the average number of basic video customers during the respective period. Revenue growth primarily reflects increases in the number of residential Internet and telephone and commercial business customers, price increases, and incremental video revenues from DVR and HD television services, offset by a decrease in basic video customers. Asset sales and acquisitions reduced the increase in revenues in 2011 as compared to 2010 by approximately $45 million and 2010 as compared to 2009 by approximately $19 million.

Revenues by service offering were as follows (dollars in millions):

	Successor				Combined
	2011		2010		2009		2011 over 2010		2010 over 2009
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change	Change	% Change
Video	$3,602	50%	$3,689	52%	$3,686	54%	$(87)	(2)%	$3	—
High-speed Internet	1,706	24%	1,606	23%	1,476	22%	100	6%	130	9%
Telephone	858	12%	823	12%	750	11%	35	4%	73	10%
Commercial	583	8%	494	7%	446	7%	89	18%	48	11%
Advertising sales	292	4%	291	4%	249	4%	1	—	42	17%
Other	163	2%	156	2%	148	2%	7	4%	8	5%

	$7,204	100%	$7,059	100%	$6,755	100%	$145	2%	$304	5%

Certain prior year amounts have been reclassified to conform with the 2011 presentation, including the reflection of franchise fees, equipment rental and video customer installation revenue as video revenue, and telephone regulatory fees as telephone revenue, rather than other revenue.

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Residential basic video customers decreased by 188,100 and 284,500 customers in 2011 and 2010, respectively, or 215,500 and 214,800 customers after giving effect to asset sales and acquisitions, respectively. Digital video customers increased by 47,200 and 145,100 customers in 2011 and 2010, respectively, or 39,100 and 188,200 customers after giving effect to asset sales and acquisitions, respectively. The changes in video revenues are attributable to the following (dollars in millions):

	2011 compared to 2010	2010 compared to 2009

Incremental video services and price adjustments	$22	$57
Increase in digital video customers	34	62
Decrease in basic video customers	(113)	(102)
Asset sales and acquisitions	(30)	(14)

	$(87)	$3

Residential Internet customers grew by 245,700 and 183,800 customers in 2011 and 2010, respectively, or 228,600 and 209,800 customers after giving effect to asset sales and acquisitions, respectively. The increases in Internet revenues from our residential customers are attributable to the following (dollars in millions):

	2011 compared to 2010	2010 compared to 2009

Increase in residential Internet customers	$97	$109
Price adjustments and service level changes	11	23
Asset sales and acquisitions	(8)	(2)

	$100	$130

Residential telephone customers grew by 74,300 and 161,000 customers in 2011 and 2010, respectively, or 69,500 and 164,400 customers after giving effect to asset sales and acquisitions, respectively. The increases in telephone revenues from our residential customers are attributable to the following (dollars in millions):

	2011 compared to 2010	2010 compared to 2009

Increase in residential telephone customers	$50	$102
Price adjustments and service level changes	(15)	(29)

	$35	$73

Average monthly revenue per telephone customer decreased during 2011 compared to 2010 and 2010 compared to 2009 due to increased value based packages and bundling.

Commercial revenues consist primarily of revenues from services provided to our commercial customers. The increases in commercial revenues are attributable to the following (dollars in millions):

	2011 compared to 2010	2010 compared to 2009

Sales to small-to-medium sized business customers	$67	$36
Carrier site customers	18	12
Other	9	1
Asset sales and acquisitions	(5)	(1)

	$89	$48

Increases in commercial revenues were the result of improved sales productivity, line extensions for carrier and non-carrier business and our strategic investments, such as DOCSIS 3.0, which enables us to deliver higher speeds and improved reliability to our commercial customers. Commercial PSUs increased 35,800 and 18,700 in 2011 and 2010, respectively, and after giving effect to asset sales and acquisitions, commercial PSUs increased 35,900 and 26,300 in 2011 and 2010, respectively.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. In 2011, advertising sales revenues increased as a result of an increase in revenue from the automotive sector of $3 million combined with an $8 million change to account for revenues received from selling advertising for third parties on a gross basis rather than a net basis, offset by a decrease in revenue from the political sector of $10 million. In 2010, advertising sales revenues increased as a result of increases in all sectors, especially the political and automotive sectors. Asset sales and acquisitions reduced the increase in advertising sales revenue by approximately $1 million and $2 million in 2011 and 2010, respectively. For the years ended December 31, 2011, 2010 and 2009, we received $51 million, $46 million and $41 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. The increase in 2011 was primarily the result of increases in late payment fees and wire maintenance fees. The increase in 2010 was primarily the result of increases in home shopping, wire maintenance fees and late payment fees. Asset sales and acquisitions reduced the increase in other revenues in 2011 by approximately $1 million.

Operating expenses. The increases in our operating expenses are attributable to the following (dollars in millions):

	2011 compared to 2010	2010 compared to 2009

Programming costs	$73	$82
Service labor costs	23	38
Vehicle costs	8	6
Commercial services	3	10
Franchise and regulatory fees	(6)	16
Other, net	(2)	11
Asset sales and acquisitions	(25)	(8)

	$74	$155

Programming costs were approximately $1.9 billion, $1.8 billion and $1.7 billion, representing 60%, 59% and 60% of total operating expenses for the years ended December 31, 2011, 2010 and 2009, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming. The increases in programming costs are primarily a result of annual contractual rate adjustments, offset in part by asset sales and customer losses. Programming costs were also offset by the amortization of payments received from programmers of $7 million, $17 million and $26 million in 2011, 2010 and 2009, respectively. We expect programming expenses to continue to increase due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including new sports services and non-linear programming for on-line and OnDemand programming.

Selling, general and administrative expenses. The increases in selling, general and administrative expenses are attributable to the following (dollars in millions):

	2011 compared to 2010	2010 compared to 2009

Marketing costs	$19	$15
Stock compensation	9	(1)
Commercial services	7	22
Bad debt and collection costs	(17)	3
Other, net	(3)	8
Asset sales and acquisitions	(11)	(5)

	$4	$42

The increase in marketing costs for the year ended December 31, 2011 is the result of increased brand and media investment, channel development and increased marketing efforts for commercial and was offset by approximately $7 million of favorable adjustments related to expenses previously accrued on 2010 marketing campaigns. The decrease in bad debt and collection costs for the year ended December 31, 2011 is primarily due to a decrease in write-offs with a focus on the customer lifetime value of connects. We can not assure you that this trend will continue.

Depreciation and amortization. Depreciation and amortization expense increased by $68 million and $208 million in 2011 and 2010, respectively. The increase in 2011 compared to 2010 primarily represents depreciation on more recent capital expenditures, offset by certain assets becoming fully depreciated. The increase in 2010 compared to 2009 was primarily the result of increased amortization associated with the increase in customer relationships as a part of applying fresh start accounting offset by asset sales.

Impairment of franchises. We recorded impairment of $2.2 billion for the year ended December 31, 2009. The impairment recorded in 2009 was a result of the continued economic pressure on our customers from the economic downturn along with increased competition and the related impact to our projected future growth rates.  The valuations completed in 2011 and 2010 showed franchise values in excess of book value, and thus resulted in no impairment.

Other operating (income) expenses, net. The changes in other operating (income) expenses, net are attributable to the following (dollars in millions):

	2011 compared to 2010	2010 compared to 2009

Increases (decreases) in gains (losses) on sales of assets	$(13)	$2
Increases (decreases) in special charges, net	(5)	57

	$(18)	$59

The change in special charges in 2010, as compared to 2009, is a result of litigation settlements received in 2009 which did not recur in 2010. For more information, see Note 15 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Interest expense, net. Net interest expense increased by $86 million in 2011 from 2010 and decreased $211 million in 2010 from 2009. Net interest expense increased in 2011 compared to 2010 primarily as a result of an increase in our weighted average interest rate from 6.2% for the year ended December 31, 2010 to 7.3% for the year ended December 31, 2011 offset by a decrease in our weighted average debt outstanding from $12.8 billion for the year ended December 31, 2010 to $12.6 billion for the year ended December 31, 2011. Net interest expense decreased in 2010 compared to 2009 primarily as a result of a decrease in average debt outstanding as a result of the completion of our reorganization under Chapter 11 of the Bankruptcy Code and the related reduction of $8 billion principal amount of debt. Because we filed for Chapter 11 bankruptcy on March 27, 2009, we no longer accrued interest on debt subject to compromise effective March 27, 2009, except on CCH II debt, as we intended to pay the interest under the Plan. The amount of contractual interest expense not recorded for the year ended December 31, 2009 was approximately $558 million.

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

Reorganizations items, net. Reorganization items, net of $3 million, $6 million and $647 million for the years ended December 31, 2011, 2010 and 2009, respectively, represent items of income, expense, gain or loss that we realized or incurred related to our reorganization under Chapter 11 of the Bankruptcy Code. For more information, see Note 23 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Loss on extinguishment of debt. Loss on extinguishment of debt consists of the following for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

	Successor	Successor	Combined
	2011	2010	2009

CCO Holdings notes repurchases / exchanges	$—	$(17)	$—
Charter Operating notes repurchases	(17)	(17)	—
CCH II notes repurchases	(6)	—	—
Charter Operating credit amendment / prepayments	(120)	(51)	—

	$(143)	$(85)	$—

The losses on extinguishment of debt primarily represent premiums paid to redeem debt and noncash write-offs of discounts recognized as a part of the application of fresh start accounting upon emergence from bankruptcy in 2009. For more information, see Note 7 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Other income (expense), net. The changes in other income (expense), net are attributable to the following (dollars in millions):

	2011 compared to 2010	2010 compared to 2009

Increases (decreases) in investment income	$—	$(1)
Change in value of derivatives	—	4
Change in value of preferred stock	(2)	5
Other, net	(2)	(1)

	$(4)	$7

For more information, see Note 16 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Income tax benefit (expense). Income tax expense of $299 million and $295 million was recognized for the years ended December 31, 2011 and 2010, respectively, primarily through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to $9 million and $8 million of current federal and state income tax expense, respectively. Income tax expense for the year ended December 31, 2011 included an $8 million expense for a state tax law change. Income tax expense for the year ended December 31, 2010 included $23 million expense related primarily to changes in estimates on the 2009 tax provision, a $16 million expense related to asset sales occurring in 2010 and a $69 million benefit related to the February 8, 2010 Charter Holdco partnership interest exchange.

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

Net (income) loss – noncontrolling interest. Noncontrolling interest represented the allocation of income to Mr. Allen’s previous 5.6% membership interests in CC VIII and the allocation of losses to Mr. Allen’s noncontrolling interest in Charter Holdco. Mr. Allen has subsequently transferred his CC VIII interest to Charter on the Effective Date of the Plan. On February 8, 2010, Mr. Allen exercised his remaining right to exchange Charter Holdco units for shares of Charter Class A common stock after which Charter Holdco became 100% owned by Charter. See Notes 10 and 23 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Net income (loss). The impact to net income (loss) as a result of impairment charges, loss on extinguishment of debt, reorganization items and gains due to Plan effects and fresh start accounting, net of tax, was to increase net loss by approximately $146 million and $91 million in 2011 and 2010, respectively, and increase net income by approximately $11.0 billion in 2009.

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

Adjusted EBITDA is defined as net income (loss) plus net interest expense, income taxes, depreciation and amortization, gains realized due to Plan effects and fresh start accounting adjustments, reorganization items, impairment of franchises, stock compensation expense, loss on extinguishment of debt and other operating expenses, such as special charges and loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. For this reason, it is a significant component of Charter’s annual incentive compensation program. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. Management evaluates these costs through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

We believe that Adjusted EBITDA and free cash flow provide information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $151 million, $144 million and $136 million for the years ended December 31, 2011, 2010 and 2009, respectively.

	Successor	Successor	Combined
	2011	2010	2009

Net income (loss)	$(369)	$(237)	$10,101
Plus: Interest expense, net	963	877	1,088
Income tax (benefit) expense	299	295	(343)
Depreciation and amortization	1,592	1,524	1,316
Impairment of franchises	—	—	2,163
Stock compensation expense	35	26	27
(Gain) loss due to bankruptcy related items	3	6	(11,830)
Loss on extinguishment of debt	143	85	—
Other, net	9	23	(29)

Adjusted EBITDA	$2,675	$2,599	$2,493

Net cash flows from operating activities	$1,737	$1,911	$594
Less: Purchases of property, plant and equipment	(1,311)	(1,209)	(1,134)
Change in accrued expenses related to capital expenditures	57	8	(10)

Free cash flow	$483	$710	$(550)

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Contractual Obligations and Liquidity

Although we reduced our debt by approximately $8 billion on November 30, 2009 pursuant to the Plan, we continue to have significant amounts of debt.  The accreted value of our debt as of December 31, 2011 was $12.9 billion, consisting of $4.1 billion of credit facility debt and $8.8 billion of high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of December 31, 2011, $531 million of our long-term debt matures in 2012, $243 million in 2013, $791 million in 2014, $490 million in 2015, $4.3 billion in 2016 and $6.4 billion thereafter. As of December 31, 2011, we had other contractual obligations, including interest on our debt, totaling $6.2 billion. We also currently expect to incur capital expenditures of approximately $1.4 billion to $1.5 billion in 2012.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $483 million and $710 million for the years ended December 31, 2011 and 2010, respectively, and negative free cash flow was $550 million for the year ended December 31, 2009. We expect to continue to generate free cash flow for 2012. As of December 31, 2011, the amount available under our credit facilities was approximately $1.3 billion, including approximately $500 million of the unused portion of Term Loan A which was available in a single drawing through March 15, 2012 and was subsequently drawn in February 2012. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend or reduce the maturities of our principal obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

We continue to evaluate the deployment of our anticipated future free cash flow including to reduce our leverage, to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends. On August 9, 2011, Charter’s board of directors authorized the repurchase of up to $200 million of Charter’s Class A common stock and outstanding warrants.  As of December 31, 2011, Charter had completed the share repurchase program by acquiring approximately 4 million shares of Charter’s Class A common stock for a total of approximately $200 million. In addition, Charter purchased an additional approximately 10 million shares of Charter’s Class A common stock for a total of approximately $525 million in privately negotiated transactions. As possible acquisitions, swaps or dispositions arise in our industry, we actively review them against our objectives including, among other considerations, improving the operational efficiency and clustering of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisition, disposition or system swap or that any such transactions will be material to our operations or results. In 2011, we acquired cable systems for total purchase prices of approximately $105 million, of which $89 million was paid for in cash and $16 million was a non-cash cable system swap.

Free Cash Flow

Free cash flow was $483 million and $710 million for the years ended December 31, 2011 and 2010, respectively, compared to negative free cash flow of $550 million for the year ended December, 31, 2009. The decrease in free cash flow in 2011 compared to 2010 is primarily due to an increase of $164 million in cash paid for interest and $102 million of higher capital expenditures. The increase in interest payments was primarily related to higher interest rates as part of refinancing, net of timing of interest payments. Excluding the change in accrued interest, changes in operating assets and liabilities also provided $42 million less cash during 2011 driven by one-time benefits in the first half of 2010 post emergence from bankruptcy along with timing of payments in 2011. These decreases in free cash flow in 2011 were partially offset by revenues increasing at a faster rate than cash expenses. The increase in free cash flow in 2010 compared to 2009 is primarily due to decreases in cash paid for interest and reorganization items offset by increases in capital investments to enhance our residential and commercial products and service capabilities.

Recent Events

In January 2012, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $750 million aggregate principal amount of 6.625% senior notes due 2022. In January and February 2012, the net proceeds of the notes were used, along with a draw on the $500 million delayed draw portion of the Charter Operating Term Loan A facility, to repurchase $300 million aggregate principal amount of Charter Operating's outstanding 8.00% senior second-lien notes due 2012, $294 million aggregate principal amount of Charter Operating's 10.875% senior second-lien notes due 2014 and $334 million aggregate principal amount of CCH II's 13.50% senior notes due 2016, as well as to repay amounts outstanding under our revolving credit facility.

Long-Term Debt

As of December 31, 2011, the accreted value of our total debt was approximately $12.9 billion, as summarized below (dollars in millions):

	December 31, 2011
	Principal Amount	Accreted Value (a)	Semi-Annual Interest Payment Dates	Maturity Date (b)
CCH II, LLC:
13.5% senior notes due 2016	$1,480	$1,692	2/15 & 8/15	11/30/2016
CCO Holdings, LLC:
7.25% senior notes due 2017	1,000	1,000	4/30 & 10/30	10/30/2017
7.875% senior notes due 2018	900	900	4/30 & 10/30	4/30/2018
7.00% senior notes due 2019	1,400	1,391	1/15 & 7/15	1/15/2019
8.125% senior notes due 2020	700	700	4/30 & 10/30	4/30/2020
7.375% senior notes due 2020	750	750	6/1 & 12/1	6/1/2020
6.50% senior notes due 2021	1,500	1,500	4/30 & 10/30	4/30/2021
Credit facility due September 6, 2014	350	326		9/6/2014
Charter Communications Operating, LLC:
8.00% senior second-lien notes due 2012	500	502	4/30 & 10/30	4/30/2012
10.875% senior second-lien notes due 2014	312	331	3/15 & 9/15	9/15/2014
Credit facilities	3,929	3,764		Varies

	12,821	12,856

(a)
The accreted values presented above represent the fair value of the notes as of the Effective Date or the principal amount of the notes less the original issue discount at the time of sale, plus accretion to the balance sheet dates. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. We have availability under our credit facilities of approximately $1.3 billion as of December 31, 2011, including approximately $500 million of the unused portion of Term Loan A which was available in a single drawing through March 15, 2012 and was subsequently drawn in February 2012.

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

Contractual Obligations

The following table summarizes our payment obligations as of December 31, 2011 under our long-term debt and certain other contractual obligations and commitments (dollars in millions.)

	Payments by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations (a)
Long-Term Debt Principal Payments (a)	$12,821	$531	$1,034	$4,831	$6,425
Long-Term Debt Interest Payments (b)	5,526	902	1,734	1,632	1,258
Capital and Operating Lease Obligations (c)	100	33	43	16	8
Programming Minimum Commitments (d)	223	167	56	—	—
Other (e)	386	227	123	36	—

Total	$19,056	$1,860	$2,990	$6,515	$7,691

(a)
The table presents maturities of long-term debt outstanding as of December 31, 2011. Refer to Notes 7 and 21 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

(b)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2011 and the average implied forward London Interbank Offering Rate (“LIBOR”) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2011. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(c)
We lease certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2011, 2010 and 2009, were $26 million, $26 million and $27 million, respectively.

(d)
We pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were approximately $1.9 billion, $1.8 billion and $1.7 billion, for the years ended December 31, 2011, 2010 and 2009, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(e)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to our billing services vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below. However, we incur these costs as part of our operations:

•
We rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2011, 2010 and 2009 was $49 million, $50 million and $47 million.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. We also pay other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $174 million, $178 million and $176 million for the years ended December 31, 2011, 2010 and 2009, respectively.

•	We also have $64 million in letters of credit, primarily to our various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of December 31, 2011, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on December 31, 2011 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $29 million and $32 million in cash and cash equivalents, including $27 million and $28 million of restricted cash, as of December 31, 2011 and 2010, respectively.

Operating Activities. Net cash provided by operating activities decreased $174 million from $1.9 billion for the year ended December 31, 2010 to $1.7 billion for the year ended December 31, 2011, primarily as a result of an increase of $164 million in cash paid for interest. The increase in interest payments was primarily related to higher interest rates as part of refinancing, net of timing of interest payments. Excluding the change in accrued interest and in liabilities related to capital expenditures, changes in operating assets and liabilities provided $91 million less cash during 2011 driven by one-time benefits in the first half of 2010 post emergence from bankruptcy along with timing of payments in 2011. These decreases in cash provided by operating activities were offset by revenues increasing at a faster rate than cash expenses.

Net cash provided by operating activities increased $1.3 billion from $594 million for the year ended December 31, 2009 to $1.9 billion for the year ended December 31, 2010, primarily as the result of a decrease of $495 million in cash paid for a swap termination liability, $365 million in cash paid for interest, $182 million in cash paid for reorganization items other than interest, changes in operating assets and liabilities, excluding the change in accrued interest and in liabilities related to capital expenditures, that provided $224 million more cash during the same period, and revenues increasing at a faster rate than cash expenses.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2011, 2010 and 2009, was $1.4 billion, $1.2 billion and $1.3 billion, respectively. The increase in 2011 compared to 2010 is primarily due to an increase of $102 million in purchases of property, plant and equipment as a result of capital investments to enhance our residential and commercial products and services capabilities and $89 million related to our purchase of cable systems. The decrease in 2010 compared to 2009 is primarily due to the purchase of the CC VIII interest in 2009 in connection with the Plan, offset by an increase of $75 million in purchases of property, plant and equipment as a result of capital investments to enhance our residential and commercial products and services capabilities.

Financing Activities. Net cash used in financing activities was $373 million and $1.5 billion for the years ended December 31, 2011 and 2010, respectively, and net cash provided by financing activities was $504 million for the year ended December 31, 2009. The decrease in cash used during the year ended December 31, 2011 as compared to the corresponding period in 2010, was primarily the result of increased borrowings of long-term debt, offset by increased repayments of long-term debt and purchase of treasury stock. The increase in cash used during the year ended December 31, 2010 compared to the corresponding period in 2009 was primarily due to increased repayments of long-term debt and repayment of preferred stock, offset by borrowings of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.3 billion, $1.2 billion and $1.1 billion for the years ended December 31, 2011, 2010 and 2009, respectively.  The increases are a result of investments in our sales and product capabilities, primarily through deployment of SDV and DOCSIS 3.0, extending our network to serve new commercial customers and incremental capital for storm-related damage in 2011.  See the table below for more details.

During 2012, we currently expect capital expenditures to be between $1.4 billion and $1.5 billion. The higher anticipated expenditures in 2012 relate to accelerated plans for commercial and residential customer growth, investments in our video product to provide for additional HD channels, and further investments in the customer experience, both in systems and the network. The actual amount of our capital expenditures depends on completion of an ambitious activity plan and will be subject to the growth rates of both our residential and commercial businesses.

Our capital expenditures are funded primarily from free cash flow and borrowings on our credit facility. In addition, our liabilities related to capital expenditures increased by $57 million and $8 million for the years ended December 31, 2011 and 2010, respectively, and decreased by $10 million for the year ended December 31, 2009.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2011, 2010 and 2009. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Successor	Successor	Combined
	2011	2010	2009

Customer premise equipment (a)	$538	$543	$593
Scalable infrastructure (b)	346	311	216
Line extensions (c)	117	90	70
Upgrade/rebuild (d)	27	21	28
Support capital (e)	283	244	227

Total capital expenditures (f)	$1,311	$1,209	$1,134

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

(f)
Total capital expenditures includes $195 million, $138 million and $83 million of capital expenditures related to commercial services for the years ended December 31, 2011, 2010 and 2009, respectively.

Description of Our Outstanding Debt

Overview

As of December 31, 2011 and 2010, the blended weighted average interest rate on our debt was 7.1% and 6.7%, respectively. The interest rate on approximately 82% and 65% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of December 31, 2011 and 2010, respectively. The fair value of our high-yield notes was $9.2 billion and $6.6 billion at December 31, 2011 and 2010, respectively. The fair value of our credit facilities was $4.2 billion and $6.3 billion at December 31, 2011 and 2010, respectively. The fair value of our high-yield notes and credit facilities were based on quoted market prices.

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

Credit Facilities – General

CCO Holdings Credit Facility

CCO Holdings' credit agreement (the “CCO Holdings credit facility”) consists of a $350 million term loan facility. The facility matures in September 2014. Borrowings under the CCO Holdings credit facility bear interest at a variable interest rate based on either LIBOR or a base rate plus, in either case, an applicable margin. The applicable margin for LIBOR term loans is 2.50% above LIBOR. If an event of default were to occur, CCO Holdings would not be able to elect LIBOR and would have to pay interest at the base rate plus the applicable margin. The CCO Holdings credit facility is secured by the equity interests of Charter Operating, and all proceeds thereof.

Charter Operating Credit Facilities

The Charter Operating credit facilities have an outstanding principal amount of $3.9 billion at December 31, 2011 as follows:

•
A term A loan with an aggregate principal amount of $750 million of which approximately $250 million was outstanding as of December 31, 2011, which is repayable in equal quarterly installments and aggregating $13 million in 2013 and 2014 and $25 million in 2015 and 2016, with the remaining balance due at final maturity on May 15, 2017 (the unused portion of the Term Loan A was available in a single drawing through March 15, 2012 which was subsequently drawn in February 2012);

•
A term B-1 loan with a remaining principal amount of approximately $78 million, which is repayable in equal quarterly installments and aggregating $0.8 million in each loan year, with the remaining balance due at final maturity on March 6, 2014;

•
A term B-2 loan with a remaining principal amount of approximately $10 million, which is repayable in equal quarterly installments and aggregating $0.1 million in each loan year, with the remaining balance due at final maturity on March 6, 2014;

•
A term C loan with a remaining principal amount of approximately $3.0 billion, which is repayable in equal quarterly installments and aggregating $30 million in each loan year, with the remaining balance due at final maturity on September 6, 2016;

•	A non-revolving loan with a remaining principal amount of approximately $199 million repayable in full on March 6, 2013; and

•	A revolving loan with an outstanding balance of $435 million at December 31, 2011 and allowing for borrowings of up to $1.3 billion.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR, as defined, plus a margin. The applicable LIBOR margin for the term loan A is currently 2.25%, and for the non-revolving loans and the term B-1 loans is currently 1.75% and 2.00%, respectively. The LIBOR term B-2 loan bears interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, or at Charter Operating’s election, a base rate plus a margin of 4.00%. Charter Operating has currently elected to pay based on the base rate. The applicable margin for the term C loans is currently 3.25% in the case of LIBOR loans. Charter Operating pays interest equal to LIBOR plus 3.0% on amounts borrowed under the revolving credit facility and pays a revolving commitment fee of .5% per annum on the daily average available amount of the revolving commitment, payable quarterly.

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

Credit Facilities — Restrictive Covenants

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes except that the leverage ratio is 5.50 to 1.0 and the change of control definition provides that a change of control occurs if a holder becomes the beneficial owner of 35% of more of Charter’s voting stock unless Mr. Allen beneficially owns a greater percentage. See “—Summary of Restricted Covenants of Our Notes.” The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business. The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the CCH II notes, the CCO Holdings notes, the Charter Operating credit facilities and the Charter Operating second-lien notes, provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

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

•
the consummation of any transaction resulting in any person or group having power, directly or indirectly, to vote more than 50% of the ordinary voting power for the management of Charter Operating on a fully diluted basis or a change of control shall occur under any indebtedness of CCO Holdings, any first lien notes of Charter Operating or any specified long-term indebtedness of Charter Operating (as defined in the Credit Agreement) in excess of $200 million in aggregate principal amount with the CCO Holdings credit facilities containing a 35% beneficial ownership change of control provision; and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain limited circumstances.

The term loan A lenders agreed to vote in favor of certain future amendments to the Charter Operating credit facilities should Charter Operating decide to pursue such future amendments. The potential amendments were set out in the activation notice for the term loan A and included, among other amendments, (i) amending the restricted payments provisions to allow for restricted payments as long as pro forma leverage is no greater than 3.5 times EBITDA; (ii) amending the definitions to provide for a credit against the calculation of indebtedness of up to $300 million for cash on the balance sheet; (iii) amending the change of control definition to require a ratings downgrade in addition to a holder acquiring 50% of the voting control for the management of Charter Operating; and (iv) allow additional capacity for the repurchase of term loans under the Charter Operating credit facilities. No time period has been established for Charter Operating to pursue these potential amendments, and such amendments may never become effective.

Notes

Provided below is a brief description of the notes issued by CCH II, CCO Holdings and Charter Operating.

CCH II Notes

The CCH II notes are senior debt obligations of CCH II and CCH II Capital Corp. Such notes are guaranteed by Charter. The CCH II notes pay interest in cash semi-annually in arrears at the rate of 13.5% per annum and are unsecured and will mature on November 30, 2016. The CCH II notes are structurally subordinated to all obligations of the subsidiaries of CCH II, including the CCO Holdings notes and credit facility and the Charter operating notes and credit facilities.

CCO Holdings Notes

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. Such notes are guaranteed by Charter. They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. They are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and Charter Operating credit facilities.

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

Redemption Provisions of Our Notes

The various notes issued by our subsidiaries included in the table may be redeemed in accordance with the following table or are not redeemable until maturity as indicated:

Note Series	Redemption Dates	Percentage of Principal
CCH II:
13.5% senior notes due 2016	December 1, 2012 – November 30, 2013	106.750%
	December 1, 2013 – November 30, 2014	103.375%
	December 1, 2014 – November 30, 2015	101.688%
	Thereafter	100.000%
CCO Holdings:
7.25% senior notes due 2017	October 30, 2013 – October 29, 2014	105.438%
	October 30, 2014 – October 29, 2015	103.625%
	October 30, 2015 – October 29, 2016	101.813%
	Thereafter	100.000%
7.875% senior notes due 2018	April 30, 2013 – April 29, 2014	105.906%
	April 30, 2014 – April 29, 2015	103.938%
	April 30, 2015 – April 29, 2016	101.969%
	Thereafter	100.000%
7.00% senior notes due 2019	January 15, 2014 – January 14, 2015	105.250%
	January 15, 2015 – January 14, 2016	103.500%
	January 15, 2016 – January 14, 2017	101.750%
	Thereafter	100.000%
8.125% senior notes due 2020	April 30, 2015 – April 29, 2016	104.063%
	April 30, 2016 – April 29, 2017	102.708%
	April 30, 2017 – April 29, 2018	101.354%
	Thereafter	100.000%
7.375% senior notes due 2020	December 1, 2015 – November 30, 2016	103.688%
	December 1, 2016 – November 30, 2017	101.844%
	Thereafter	100.000%
6.50% senior notes due 2021	April 30, 2015 – April 29, 2016	104.875%
	April 30, 2016 – April 29, 2017	103.250%
	April 30, 2017 – April 29, 2018	101.625%
	Thereafter	100.000%
Charter Operating:
8% senior second-lien notes due 2012	Non-callable	*
10.875% senior second-lien notes due 2014	March 15, 2012 – March 14, 2013	105.483%
	March 15, 2013 – March 14, 2014	102.719%
	Thereafter	100.000%

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

On February 14, 2012, Charter Operating provided a notice of redemption to redeem all of the remaining 10.875% senior notes due 2014.

Summary of Restrictive Covenants of Our Notes

The following description is a summary of certain restrictions of our Debt Agreements.  The summary does not restate the terms of the Debt Agreements in their entirety, nor does it describe all restrictions of the Debt Agreements.  The agreements and instruments governing each of the Debt Agreements are complicated and you should consult such agreements and instruments for more detailed information regarding the Debt Agreements.  Pursuant to consent solicitations completed January 25, 2012, the restrictive covenants previously contained in Charter Operating's notes have been removed.

The notes issued by CCH II and CCO Holdings (together, the “note issuers”) were issued pursuant to indentures that contain covenants that restrict the ability of the note issuers and their subsidiaries to, among other things:

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

Restrictions on Additional Debt

The limitations on incurrence of debt and issuance of preferred stock contained in various indentures permit each of the respective notes issuers and its restricted subsidiaries to incur additional debt or issue preferred stock, so long as, after giving pro forma effect to the incurrence, the leverage ratio would be below a specified level for each of the note issuers. The leverage ratios under our notes for CCH II and CCO Holdings are as follows:

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

•
CCO Holdings: the sum of 100% of CCO Holdings’ Consolidated EBITDA, as defined, minus 1.3 times its Consolidated Interest Expense, as defined, cumulatively from April 1, 2010, plus 100% of new cash and appraised non-cash equity proceeds received by CCO Holdings and not allocated to certain investments, cumulatively from the issue date, plus $2 billion.

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

Permitted investments include, among others:

•	investments in and generally among restricted subsidiaries or by restricted subsidiaries in the applicable issuer;

•	For CCH II:

•	investments aggregating up to $650 million at any time outstanding;

•	investments aggregating up to 100% of new cash equity proceeds received by CCH II since November 30, 2009 to the extent the proceeds have not been allocated to the restricted payments covenant;

•	For CCO Holdings:

•	investments aggregating up to $750 million at any time outstanding.

•	investments aggregating up to 100% of new cash equity proceeds received by CCO Holdings since the issue date to the extent the proceeds have not been allocated to the restricted payments covenant.

Restrictions on Liens

The restrictions on liens for each of the note issuers only applies to liens on assets of the issuers themselves and does not restrict liens on assets of subsidiaries. Permitted liens include liens securing indebtedness and other obligations under credit facilities, liens securing the purchase price of financed new assets, liens securing indebtedness of up to $50 million (in the case of CCO Holdings notes, the greater of $50 million and 1.0% of consolidated net tangible assets) and other specified liens.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs) ("ASU 2011-04"). ASU 2011-04 provides guidance about how fair value should be determined when it is already required or permitted. Most of the changes clarify existing guidance or change words to align U.S. GAAP with IFRS. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 provides guidance on presenting comprehensive income with the intention of increasing its prominence in financial statements by eliminating the option to report other comprehensive income and its components in the statement of changes in stockholder's equity. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have a material impact on our consolidated financial statements.

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

As of December 31, 2011 and 2010, the accreted value of our debt was approximately $12.9 billion and $12.3 billion, respectively.  As of December 31, 2011 and 2010, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 4.3% and 3.8%, respectively, and the weighted average interest rate on the high-yield notes was approximately 8.5% and 9.7%, respectively, resulting in a blended weighted average interest rate of 7.1% and 6.7%, respectively.  The interest rate on approximately 82% and 65% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of December 31, 2011 and 2010, respectively.

We do not hold or issue derivative instruments for speculative trading purposes. We have interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations. We formally document, designate and assess the effectiveness of transactions that receive hedge accounting. For each of the years ended December 31, 2011, 2010 and 2009, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in other comprehensive income (loss). For the years ended December 31, 2011, 2010 and 2009, losses of $8 million, $57 million and $9 million, respectively, were recorded in other comprehensive income (loss). The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments were not designated as hedges as they did not meet effectiveness criteria. However, management believes such instruments were closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges were marked to fair value, with the impact recorded as other income (expenses), net in our consolidated statements of operations. For the year ended December 31, 2009, other income (expense), net included losses of $4 million resulting from interest rate derivative instruments not designated as hedges. We did not hold any interest rate derivatives not designated as hedges during 2011 and 2010.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2011 (dollars in millions):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at December 31, 2011
Debt:
Fixed Rate	$500	$—	$312	$—	$1,480	$6,250	$8,542	$9,190
Average Interest Rate	8.00%	—	10.88%	—	13.50%	7.22%	8.49%

Variable Rate	$31	$243	$479	$490	$2,861	$175	$4,279	$4,193
Average Interest Rate	3.91%	2.74%	3.65%	4.63%	5.39%	4.86%	4.93%

Interest Rate Instruments:
Variable to Fixed Rate	$—	$900	$800	$300	$—	$—	$2,000	$65
Average Pay Rate	—	5.21%	5.65%	5.99%	—	—	5.50%
Average Receive Rate	—	4.01%	4.23%	4.72%	—	—	4.20%

At December 31, 2011, we had $2.0 billion in notional amounts of interest rate swaps outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at December 31, 2011 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on management’s assessment utilizing these criteria we believe that, as of December 31, 2011, our internal control over financial reporting was effective.

Our independent auditors, KPMG LLP, have audited our internal control over financial reporting as stated in their report on page F-2.

Item 9B. Other Information.

Charter reports that Robert Cohn informed Charter's Board of Directors on February 22, 2012, that he will not stand for re-election as a member of Charter's Board of Directors at its upcoming annual stockholders' meeting on May 1, 2012.  Subsequent to Mr. Cohn's notification, Charter's Board of Directors, upon a recommendation from the Nominating and Corporate Governance Committee, named Jeffrey Marcus as a nominee for the Board of Directors to fill the position currently held by Mr. Cohn.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in Charter’s 2012 Proxy Statement (the “Proxy Statement”) under the headings “Election of Class A Directors,” “Section 16(a) Beneficial Ownership Reporting Requirements,” and “Code of Ethics,” or in amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Thomas M. Rutledge
Thomas M. Rutledge
President, Chief Executive Officer and Director
Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas M. Rutledge Thomas M. Rutledge	President, Chief Executive Officer, Director (Principal Executive Officer)	February 27, 2012

/s/ Christopher L. Winfrey Christopher L. Winfrey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2012

/s/ Kevin D. Howard Kevin D. Howard	Senior Vice President – Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2012

/s/ Robert Cohn Robert Cohn	Director	February 22, 2012

/s/ W. Lance Conn W. Lance Conn	Director	February 27, 2012

/s/ Darren Glatt Darren Glatt	Director	February 27, 2012

/s/ Craig A. Jacobson Craig A. Jacobson	Director	February 27, 2012

/s/ Bruce A. Karsh Bruce A. Karsh	Director	February 27, 2012

/s/ Edgar Lee Edgar Lee	Director	February 27, 2012

/s/ John D. Markley, Jr. John D. Markley, Jr.	Director	February 27, 2012

/s/ David C. Merritt David C. Merritt	Director	February 27, 2012

/s/ Stan Parker Stan Parker	Director	February 27, 2012

/s/ Eric L. Zinterhofer Eric L. Zinterhofer	Director	February 27, 2012

S-1

Exhibit Index
Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit	Description

2.1
Debtors' Joint Plan of Reorganization filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on July 15, 2009 with the United States Bankruptcy Court for the Southern District of New York in Case No. 09-11435 (Jointly Administered) (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10‑Q of Charter Communications, Inc. filed on August 6, 2009 (File No. 001-33664).

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

10.3
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

10.4
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

10.5
Indenture dated as of May 10, 2011, by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Charter Communications, Inc. filed on May 13, 2011 (File No. 001-33664)).

10.6
First Supplemental Indenture dated as of May 10, 2011 by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Charter Communications, Inc. filed on May 13, 2011 (File No. 001-33664)).

10.7
Second Supplemental Indenture dated as of December 14, 2011 by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Charter Communications, Inc. filed on December 20, 2011 (File No. 001-33664)).

10.8
Third Supplemental Indenture dated as of January 26, 2012 by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Charter Communications, Inc. filed on February 1, 2012 (File No. 001-33664))

10.9(a)
Indenture relating to the 8% senior second lien notes due 2012 dated as of April 27, 2004, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wells Fargo Bank, N.A. as trustee (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.9(b)*
Supplemental Indenture relating to the 8% senior second lien notes due 2012 dated as of January 26, 2012 by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., and Wilmington Trust Company, as successor trustee.

10.10(a)
Indenture relating to the 10.875% senior second lien notes due 2014 dated as of March 19, 2008, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wilmington Trust Company, trustee (incorporated by reference to Exhibit 10.1 to the quarterly report filed on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-027927)).

10.10(b)*
Supplemental Indenture relating to the 10.875% senior second lien notes due 2014 dated as of January 26, 2012 by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., and Wilmington Trust Company, as trustee.

10.10(c)
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

10.11
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

10.13
Credit Agreement, dated as of March 6, 2007, among CCO Holdings, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on March 12, 2007 (File No. 000-27927)).

10.14
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

10.16
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

10.17
Incremental Activation Notice, dated as of December 19, 2011 delivered by Charter Communications Operating, LLC, CCO Holdings LLC, the Subsidiary Guarantors Party thereto and each Term A Lender party thereto to Bank of America, N.A. as administrative agent under the credit agreement, dated as of March 18, 1999 as amended and restated as of March 31, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Charter Communications, Inc. filed on December 22, 2011 (File No. 001-33664)).

10.18(a)
Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.18(b)
First Amendment to the Amended and Restated Management Agreement, dated as of July 20, 2010, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 4, 2010 (File No. 001-33664)).

10.19(a)
Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.19(b)
First Amendment to the Second Amended and Restated Mutual Services Agreement, dated as of July 20, 2010, between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 4, 2010 (File No. 001-33664)).

10.20+
Charter Communications, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 16, 2010 (File No. 001-33664)).

10.21+*	Charter Communications, Inc. Executive Incentive Performance Plan.
10.22+
Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 21, 2009 (File No. 001-33664)).

10.23+
Charter Communications, Inc.'s Amended and Restated Supplemental Deferred Compensation Plan, dated as of September 1, 2011(incorporated by reference to the current report on Form 8-K filed by Charter Communications, Inc. on September 2, 2011 (File No. 001-33664)).

10.24+
Form of Non-Qualified Time Vesting Stock Option Agreement for Chief Executive Officer dated April 26, 2011 (incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011) (File No. 001-33664)).

10.25+
Form of Non-Qualified Time Vesting Stock Option Agreement dated April 26, 2011(incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011) (File No. 001-33664)).

10.26+
Form of Non-Qualified Price Vesting Stock Option Agreement dated April 26, 2011(incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011) (File No. 001-33664)).

10.27+
Form of Restricted Stock Unit Agreement dated April 26, 2011(incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011) (File No. 001-33664)).

10.28+
Employment Agreement between Thomas Rutledge and Charter Communications, Inc., dated as of December 19, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 19, 2011 (File No. 001-33664)).

10.29(a)+
Amended and Restated Employment Agreement between Michael J. Lovett and Charter Communications, Inc., dated effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on April 13, 2010 (File No. 001-33664)).

10.30(b)+
Transition Agreement, dated as of October 11, 2011, between Charter Communications, Inc. and Michael J. Lovett (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on October 11, 2011 (File No. 001-33664)).

10.31(a)+
Employment Agreement between Christopher L. Winfrey and Charter Communications, Inc., dated as of November 1, 2010 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 3, 2010 (File No. 001-33664)).

10.31(b)+
Letter Agreement and Amendment to Employment Agreement effective as of December 31, 2011, by and between Charter Communications, Inc. and Christopher Winfrey (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 20, 2012 (File No. 001-33664)).

10.32(a)+*	Employment Agreement between Donald Detampel and Charter Communications, Inc., dated as of October 13, 2010.
10.32(b)+*	Letter Agreement between Charter Communications, Inc. and Donald Detampel dated December 13, 2011.
10.33+*	Amended and Restated Employment Agreement between James M. Heneghan and Charter Communications, Inc., dated as of March 1, 2010.
10.34+*	Amended and Restated Employment Agreement between Steven E. Apodaca and Charter Communications, Inc., dated as of March 1, 2010.
10.35+
Charter Communications, Inc. Value Creation Plan adopted on March 12, 2009 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10‑Q of Charter Communications, Inc. filed on May 7, 2009 (File No. 001‑33664)).

10.36	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on February 12, 2010 (File No. 001-33664)).

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of Charter Communications, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial information from the Annual Report of Charter Communications, Inc. on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Shareholder Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

_____________

*	Document attached.
+    Management compensatory plan or arrangement

INDEX TO FINANCIAL STATEMENTS

Page

Audited Financial Statements
Report of Independent Registered Public Accounting Firm	F- 2
Consolidated Balance Sheets as of December 31, 2011 and 2010 (Successor)	F- 4
Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 (Successor), One Month Ended December 31, 2009 (Successor) and Eleven Months Ended November 30, 2009 (Predecessor)	F- 5
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Years Ended December 31, 2011 and
2010 (Successor), One Month Ended December 31, 2009 (Successor) and Eleven Months Ended November 30,
2009 (Predecessor)
F- 6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 (Successor), One Month Ended December 31, 2009 (Successor) and Eleven Months Ended November 30, 2009 (Predecessor)	F- 7
Notes to Consolidated Financial Statements	F- 8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Charter Communications, Inc.:
We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010 (Successor) and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 (Successor), the one month ended December 31, 2009 (Successor), and the eleven months ended November 30, 2009 (Predecessor). We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications, Inc. and subsidiaries as of December 31, 2011 and 2010 (Successor), and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010 (Successor), the one month ended December 31, 2009 (Successor), and the eleven months ended November 30, 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in notes 1 and 23 to the consolidated financial statements, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on March 27, 2009. The Company's plan of reorganization became effective and the Company emerged from bankruptcy protection on November 30, 2009. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting in conformity with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (included in FASB ASC Topic 852, Reorganizations), effective as of November 30, 2009. Accordingly, the Company's consolidated financial statements prior to November 30, 2009 are not comparable to its consolidated financial statements for periods after November 30, 2009.

/s/ KPMG

St. Louis, Missouri
February 24, 2012

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	Successor
	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$4
Restricted cash and cash equivalents	27	28
Accounts receivable, less allowance for doubtful accounts of
$16 and $17, respectively	272	247
Prepaid expenses and other current assets	69	77
Total current assets	370	356

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $2,364 and $1,190, respectively	6,897	6,819
Franchises	5,288	5,257
Customer relationships, net	1,704	2,000
Goodwill	954	951
Total investment in cable properties, net	14,843	15,027

OTHER NONCURRENT ASSETS	392	354

Total assets	$15,605	$15,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	1,153	1,049
Total current liabilities	1,153	1,049

LONG-TERM DEBT	12,856	12,306
DEFERRED INCOME TAXES	847	568
OTHER LONG-TERM LIABILITIES	340	336

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
100,570,418 and 112,494,166 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
0 and 2,241,299 shares issued and outstanding, respectively	—	—
Preferred stock; $.001 par value; 250 million shares
authorized; no non-redeemable shares issued and outstanding	—	—
Additional paid-in capital	1,556	1,776
Accumulated deficit	(1,082)	(235)
Treasury stock at cost; 0 and 176,475 shares, respectively	—	(6)
Accumulated other comprehensive loss	(65)	(57)
Total shareholders’ equity	409	1,478

Total liabilities and shareholders’ equity	$15,605	$15,737

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)

	Successor			Predecessor
	Year Ended December 31,		One Month Ended December 31,	Eleven Months Ended November 30,
	2011	2010	2009	2009

REVENUES	$7,204	$7,059	$572	$6,183

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	3,138	3,064	246	2,663
Selling, general and administrative	1,426	1,422	116	1,264
Depreciation and amortization	1,592	1,524	122	1,194
Impairment of franchises	—	—	—	2,163
Other operating (income) expenses, net	7	25	4	(38)

	6,163	6,035	488	7,246

Income (loss) from operations	1,041	1,024	84	(1,063)

OTHER INCOME AND EXPENSES:
Interest expense, net (excluding unrecorded interest expense of $558 for the eleven months ended November 30, 2009)	(963)	(877)	(68)	(1,020)
Gain due to Plan effects	—	—	—	6,818
Gain due to fresh start accounting adjustments	—	—	—	5,659
Reorganization items, net	(3)	(6)	(3)	(644)
Loss on extinguishment of debt	(143)	(85)	—	—
Other income (expense), net	(2)	2	(3)	(2)

	(1,111)	(966)	(74)	10,811

Income (loss) before income taxes	(70)	58	10	9,748

Income tax benefit (expense)	(299)	(295)	(8)	351

Consolidated net income (loss)	(369)	(237)	2	10,099

Less: Net loss – noncontrolling interest	—	—	—	1,265

Net income (loss) – Charter shareholders	$(369)	$(237)	$2	$11,364

EARNINGS (LOSS) PER COMMON SHARE - CHARTER SHAREHOLDERS:
Basic	$(3.39)	$(2.09)	$0.02	$30.00
Diluted	$(3.39)	$(2.09)	$0.02	$12.61

Weighted average common shares outstanding, basic	108,948,554	113,138,461	112,078,089	378,784,231
Weighted average common shares outstanding, diluted	108,948,554	113,138,461	114,346,861	902,067,116

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(dollars in millions)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Equity (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Charter Shareholders' Equity (Deficit)

PREDECESSOR:
BALANCE, December 31, 2008, Predecessor	$—	$—	$5,394	$(15,597)	$—	$(303)	$(10,506)
Changes in fair value of interest rate agreements	—	—	—	—	—	(5)	(5)
Stock compensation expense, net	—	—	5	—	—	—	5
Net income	—	—	—	11,364	—	—	11,364
Amortization of accumulated other comprehensive loss related to interest rate agreements	—	—	—	—	—	32	32
Cancellation of Predecessor common stock	—	—	(5,399)	—	—	—	(5,399)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income (loss)	—	—	—	4,233	—	276	4,509

BALANCE, November 30, 2009, Predecessor	—	—	—	—	—	—	—

SUCCESSOR:
Issuance of new equity	—	—	2,003	—	—	—	2,003

BALANCE, November 30, 2009, Successor	—	—	2,003	—	—	—	2,003
Net income	—	—	—	2	—	—	2
Charter Investment Inc.’s exchange of Charter Holdco interest (see Note 18)	—	—	(90)	—	—	—	(90)
Stock compensation expense, net	—	—	1	—	—	—	1

BALANCE, December 31, 2009, Successor	—	—	1,914	2	—	—	1,916
Net loss	—	—	—	(237)	—	—	(237)
Charter Investment Inc.’s exchange of Charter Holdco interest (see Note 18)	—	—	(166)	—	—	—	(166)
Changes in fair value of interest rate swap agreements	—	—	—	—	—	(57)	(57)
Stock compensation expense, net	—	—	28	—	—	—	28
Purchase of treasury stock	—	—	—	—	(6)	—	(6)

BALANCE, December 31, 2010, Successor	—	—	1,776	(235)	(6)	(57)	1,478
Net loss	—	—	—	(369)	—	—	(369)
Changes in fair value of interest rate swap agreements	—	—	—	—	—	(8)	(8)
Stock compensation expense, net	—	—	41	—	—	—	41
Purchase of treasury stock	—	—	—	—	(733)	—	(733)
Retirement of treasury stock	—	—	(261)	(478)	739	—	—

BALANCE, December 31, 2011, Successor	$—	$—	$1,556	$(1,082)	$—	$(65)	$409

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Successor			Predecessor
	Year Ended December 31,		One Month Ended December 31,	Eleven Months Ended November 30,
	2011	2010	2009	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(369)	$(237)	$2	$10,099
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,592	1,524	122	1,194
Impairment of franchises	—	—	—	2,163
Noncash interest expense	34	74	5	42
Gain due to effects of Plan	—	—	—	(6,818)
Gain due to fresh start accounting adjustments	—	—	—	(5,659)
Noncash reorganizations items, net	—	—	—	170
Loss on extinguishment of debt	143	81	—	—
Deferred income taxes	290	287	7	(358)
Other, net	33	34	3	35
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(25)	—	26	(52)
Prepaid expenses and other assets	1	22	2	(36)
Accounts payable, accrued expenses and other	38	126	16	(344)
Payment of deferred management fees – related party	—	—	—	(25)
Net cash flows from operating activities	1,737	1,911	183	411
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,311)	(1,209)	(108)	(1,026)
Change in accrued expenses related to capital expenditures	57	8	—	(10)
Purchase of cable systems	(89)	—	—	—
Purchase of CC VIII, LLC interest	—	—	—	(150)
Other, net	(24)	31	(3)	(7)
Net cash flows from investing activities	(1,367)	(1,170)	(111)	(1,193)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Rights Offering	—	—	—	1,614
Borrowings of long-term debt	5,489	3,115	—	—
Repayments of long-term debt	(5,072)	(4,352)	(17)	(1,054)
Repayment of preferred stock	—	(138)	—	—
Payments for debt issuance costs	(62)	(76)	—	(39)
Purchase of treasury stock	(733)	(6)	—	—
Other, net	5	(6)	—	—
Net cash flows from financing activities	(373)	(1,463)	(17)	521
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3)	(722)	55	(261)
CASH AND CASH EQUIVALENTS, beginning of period	32	754	699	960
CASH AND CASH EQUIVALENTS, end of period	$29	$32	$754	$699

CASH PAID FOR INTEREST	899	735	4	1,096
NONCASH TRANSACTIONS:
Liabilities subject to compromise discharged at emergence	—	—	—	7,829

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
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

On November 17, 2009, the Company’s Joint Plan of Reorganization (the “Plan”) was confirmed by order of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), and became effective on November 30, 2009 (the “Effective Date”), the date on which the Company emerged from protection under Chapter 11 of the Bankruptcy Code. Upon the Company’s emergence from bankruptcy, the Company applied fresh start accounting. This resulted in the Company becoming a new entity on December 1, 2009, with a new capital structure, a new accounting basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses. Accordingly, the consolidated financial statements on or after December 1, 2009 (“Successor”) are not comparable to the consolidated financial statements prior to that date. The financial statements for the periods through November 30, 2009 (“Predecessor”) do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value. Cash and cash equivalents consist primarily of money market funds and commercial paper. Restricted cash and cash equivalents consist of amounts held in escrow accounts pending final resolution from the Bankruptcy Court (see Note 21 and 23). Restricted cash is included in cash and cash equivalents on the accompanying condensed consolidated statements of cash flows.  Approximately $17 million of restricted cash held in an escrow

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

account established in bankruptcy proceedings was used to pay for professional services for the year ended December 31, 2010 (Successor).

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

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its franchise agreements and has concluded that all of the related franchise rights are indefinite lived intangible assets. Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future. A liability is required to be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company has not recorded an estimate for potential franchise related obligations, but would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed. The Company also expects to renew many of its lease agreements related to the continued operation of its cable business in the franchise areas. For the Company’s lease agreements, the estimated liabilities related to the removal provisions, where applicable, have been recorded and are not significant to the financial statements.

Franchises

Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life. All franchises that qualify for indefinite life treatment are tested for impairment annually or more frequently as warranted by events or changes in circumstances (see Note 5). The Company has concluded that all of its existing franchises qualify for indefinite life treatment.

Customer Relationships

Customer relationships represent the value attributable to the Company’s business relationships with its current customers including the right to deploy and market additional services to these customers.  Customer relationships are amortized on an accelerated basis over the period the relationships with current customers are expected to generate cash flows (11-15 years).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

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

Other Noncurrent Assets

Other noncurrent assets primarily include trademarks, right-of-entry costs and deferred financing costs. Trademarks have been determined to have an indefinite life and are tested annually for impairment. Right-of-entry costs represent costs incurred related to agreements entered into with landlords, real estate companies or owners to gain access to a building in order to provide cable service. Right-of-entry costs are generally deferred and amortized to amortization expense over the term of the agreement. Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowings. All deferred financing costs prior to emergence were eliminated as part of fresh start accounting.

Valuation of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets to be held and used when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life assets, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairments of long-lived assets to be held and used were recorded in 2011, 2010 and 2009.

Derivative Financial Instruments

Gains or losses related to derivative financial instruments which qualify as hedging activities are recorded in accumulated other comprehensive income (loss). For all other derivative instruments, if any, the related gains or losses are recorded in the statements of operations. The Company uses interest rate swap agreements to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates. The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2015, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts. The Company does not hold or issue any derivative financial instruments for trading purposes.

Revenue Recognition

Revenues from residential and commercial video, Internet and telephone services are recognized when the related services are provided. Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast. In some cases, the Company coordinates the advertising sales efforts of other cable operators in a certain market and remits amounts received from customers less an agreed-upon percentage to such cable operator. For those arrangements in which the Company acts as a principal, the Company records the revenues earned from the advertising customer on a gross basis and the amount remitted to the cable operator as an operating expense.

Fees imposed on Charter by various governmental authorities are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. Fees of $388 million, $379 million, $30 million and $309 million for the years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor), respectively, are reported in video, telephone and commercial revenues, on a gross basis with a corresponding operating expense because the Company is acting as a principal. Other taxes, such as sales taxes imposed on the Company's customers collected and remitted to state and local authorities are recorded on a net basis because the Company is acting as an agent in such situation.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

The Company’s revenues by product line are as follows:

	Successor			Predecessor
	Year Ended December 31,		One Month Ended December 31,	Eleven Months Ended November 30,
	2011	2010	2009	2009

Video	$3,602	$3,689	$306	$3,380
High-speed Internet	1,706	1,606	127	1,349
Telephone	858	823	65	685
Commercial	583	494	39	407
Advertising sales	292	291	22	227
Other	163	156	13	135

	$7,204	$7,059	$572	$6,183

Programming Costs

The Company has various contracts to obtain basic, digital and premium video programming from programming vendors whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Certain programming contracts contain incentives to be paid by the programmers. The Company receives these payments and recognizes the incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. This offset to programming expense was $7 million, $17 million, $2 million and $24 million for the years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor), respectively. As of December 31, 2011 and 2010 (Successor), the deferred amounts of such economic consideration, included in other long-term liabilities, were $6 million and $12 million, respectively. Programming costs included in the accompanying statements of operations were $1.9 billion, $1.8 billion, $146 million and $1.6 billion for the years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor), respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred. Such advertising expense was $284 million, $266 million, $19 million and $212 million for the years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor), respectively.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

Stock-Based Compensation

Restricted stock, restricted stock units, stock options and performance units and shares are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period. The Company recorded $41 million, $28 million, $1 million and $26 million of stock compensation expense which is included in general and administrative expenses and other operating expense (income), net for the years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor), respectively.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model and in 2011, Monte Carlo simulations for options and restricted stock units with market conditions. The grant date weighted average assumptions used during the years ended December 31, 2011 and 2010 (Successor), respectively, were: risk-free interest rate of 2.5%; expected volatility of 38.4% and 47.7%, and expected lives of 6.6 years and 6.3 years. The grant date weighted average assumption for cost of equity of the 2011 awards was 15.5%. Volatility assumptions were based on historical volatility of Charter and a peer group. The Company’s volatility assumptions represent management’s best estimate and were partially based on historical volatility of a peer group because management does not believe Charter’s pre-emergence historical volatility to be representative of its future volatility. Expected lives were calculated based on the simplified-method due to insufficient historical exercise data.  The valuations assume no dividends are paid. The Company did not grant stock options in 2009.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted-average common shares outstanding during the respective periods. Diluted loss per common share equals basic loss per common share for the years ended December 31, 2011 and 2010 (Successor), as the effect of stock options and other convertible securities are antidilutive because the Company incurred net losses. Diluted earnings per common share for the one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor) is based on the average number of shares used for the basic earnings per common share calculation, adjusted for the dilutive effect of stock options and other convertible securities (See Note 19). Predecessor shares were canceled on the Effective Date and shares of Successor were issued. As a result, earnings (loss) per share information for the Successor is not comparable to the Predecessor loss per share.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

3.    Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Successor			Predecessor
	Year Ended December 31,		One Month Ended December 31,	Eleven Months Ended November 30,
	2011	2010	2009	2009
Balance, beginning of period	$17	$11	$—	$18
Charged to expense	117	133	10	120
Uncollected balances written off, net of recoveries	(118)	(127)	1	(116)
Fresh start accounting adjustments	—	—	—	(22)

Balance, end of period	$16	$17	$11	$—

On the Effective Date, the Company applied fresh start accounting and adjusted its accounts receivable to reflect fair value. Therefore, the allowance for doubtful accounts was eliminated at November 30, 2009.

4.    Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2011 and 2010:

	Successor
	December 31,
	2011	2010

Cable distribution systems	$5,916	$5,251
Customer equipment and installations	2,592	2,101
Vehicles and equipment	136	115
Buildings and leasehold improvements	318	306
Furniture, fixtures and equipment	299	236

	9,261	8,009
Less: accumulated depreciation	(2,364)	(1,190)

	$6,897	$6,819

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

Depreciation expense for the years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor) was $1.3 billion, $1.2 billion, $94 million and $1.2 billion, respectively. Property, plant and equipment increased $49 million as a result of cable system acquisitions during the year ended December 31, 2011.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

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

The Company recorded non-cash franchise impairment charges of $2.2 billion for the eleven months ended November 30, 2009 (Predecessor). The impairment charges recorded in 2009 were primarily the result of the impact of the economic downturn along with increased competition. The Company’s 2011 and 2010 impairment analyses did not result in any franchise impairment charges.

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

The Company estimated discounted future cash flows using reasonable and appropriate assumptions including among others, penetration rates for video, high-speed Internet, and telephone; revenue growth rates; operating margins; and capital expenditures. The assumptions are derived based on the Company’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry. The estimates and assumptions made in the Company’s valuations are inherently subject to significant uncertainties, many of which are beyond its control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized.

Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances. The first step involves a comparison of the estimated fair value of each of our reporting units to its carrying amount. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the goodwill impairment is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed, and a comparison of the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment, if any. Reporting units are consistent with the units of accounting used for franchise impairment testing. Likewise the fair values of the reporting units are determined using a consistent income approach model as that used for franchise impairment testing. The Company’s 2011 and 2010 impairment analyses did not result in any goodwill impairment charges.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

fair value of the customer relationships. Customer relationships are amortized on an accelerated method over useful lives of 11-15 years based on the period over which current customers are expected to generate cash flows. Customer relationships are evaluated upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable.

The fair value of trademarks is determined using the relief-from-royalty method which applies a fair royalty rate to estimated revenue. Royalty rates are estimated based on a review of market royalty rates in the communications and entertainment industries. As the Company expects to continue to use each trademark indefinitely, trademarks have been assigned an indefinite life and are tested annually for impairment, or more frequently as warranted by events or changes in circumstances. The Company’s 2011 and 2010 impairment analyses did not result in any trademark impairment charges.

As of December 31, 2011 and 2010, indefinite lived and finite-lived intangible assets are presented in the following table:

	Successor
	December 31,
	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite lived intangible assets:
Franchises	$5,288	$—	$5,288	$5,257	$—	$5,257
Goodwill	954	—	954	951	—	951
Trademarks	158	—	158	158		158

	$6,400	$—	$6,400	$6,366	$—	$6,366

Finite-lived intangible assets:
Customer relationships	$2,368	$664	$1,704	$2,358	$358	$2,000
Other intangible assets	79	16	63	53	7	46
	$2,447	$680	$1,767	$2,411	$365	$2,046

Amortization expense related to customer relationships and other intangible assets for the years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor) was $315 million, $337 million, $28 million and $5 million, respectively. Franchises, customer relationships and goodwill increased by $31 million, $10 million and $3 million, respectively, as a result of cable system acquisitions completed during the year ended December 31, 2011 (Successor). During the year ended December 31, 2010 (Successor), franchises was reduced by $15 million and customer relationships was reduced by $5 million, related to cable asset sales, net of acquisitions completed in 2010.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

2012	$292
2013	265
2014	239
2015	213
2016	186
Thereafter	572

$1,767

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2011 and 2010:

	Successor
	December 31,
	2011	2010

Accounts payable – trade	$174	$168
Accrued capital expenditures	111	54
Accrued expenses:
Interest	191	162
Programming costs	303	282
Franchise related fees	50	53
Compensation	123	124
Other	201	206

	$1,153	$1,049

7.    Long-Term Debt

Long-term debt consists of the following as of December 31, 2011 and 2010:

	Successor
	December 31,
	2011		2010
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCH II, LLC:
13.500% senior notes due November 30, 2016	$1,480	$1,692	$1,766	$2,057
CCO Holdings, LLC:
7.25% senior notes due October 30, 2017	1,000	1,000	1,000	1,000
7.875% senior notes due April 30, 2018	900	900	900	900
7.00% senior notes due January 15, 2019	1,400	1,391	—	—
8.125% senior notes due April 30, 2020	700	700	700	700
7.375% senior notes due June 1, 2020	750	750	—	—
6.50% senior notes due April 30, 2021	1,500	1,500	—	—
Credit facility due September 6, 2014	350	326	350	314
Charter Communications Operating, LLC:
8.00% senior second-lien notes due April 30, 2012	500	502	1,100	1,112
10.875% senior second-lien notes due September 15, 2014	312	331	546	591
Credit facilities	3,929	3,764	5,954	5,632
Long-Term Debt	$12,821	$12,856	$12,316	$12,306

As of December 31, 2011 and 2010, the accreted values presented above represent the fair value of the notes as of the Effective Date or the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $1.3 billion as of December 31, 2011, including

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

approximately $500 million of the unused portion of Term Loan A which was available in a single drawing through March 15, 2012, and as such, debt maturing in the next twelve months is classified as long-term. The unused portion of Term Loan A was drawn in February 2012.

CCH II Notes

The CCH II, LLC ("CCH II") notes are senior debt obligations of CCH II and CCH II Capital Corp. They rank equally with all other current and future unsecured, unsubordinated obligations of CCH II and CCH II Capital Corp. The CCH II notes are structurally subordinated to all obligations of the subsidiaries of CCH II, including the CCO Holdings, LLC ("CCO Holdings") notes and credit facility and the Charter Communications Operating, LLC ("Charter Operating") notes and credit facilities. Such notes are guaranteed by Charter.

At any time prior to the third anniversary of their issuance, CCH II will be permitted to redeem up to 35% of the CCH II notes with the proceeds of an equity offering, for cash equal to 113.5% of the then-outstanding principal amount of the CCH II notes being redeemed, plus accrued and unpaid interest. At or any time prior to the third anniversary of their issuance, CCH II will be permitted to redeem the CCH II notes, in whole or in part, at 100% of the principal amount outstanding thereof plus accrued and unpaid interest, if any, to the redemption date, plus the Applicable Premium. The Applicable Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on a CCH II note to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50%, over (y) the outstanding principal amount of such note. On or after the third anniversary of their issuance, the CCH II notes may be redeemed by CCH II for cash equal to 106.75% of the principal amount of the CCH II notes being redeemed for redemptions made during the fourth year following their issuance, 103.375% for redemptions made during the fifth year following their issuance, 101.6875% for redemptions made during the sixth year following their issuance, and 100.000% for redemptions made thereafter, in each case, together with accrued and unpaid interest.

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

In September 2010, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.0 billion aggregate principal amount of 7.25% Senior Notes due 2017. The proceeds were used in October to repay amounts outstanding under the Charter Operating credit facilities. The transaction resulted in a loss on extinguishment of debt of approximately $34 million for the year ended December 31, 2010 (Successor).

In January 2011, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.4 billion aggregate principal amount of 7.00% senior notes due 2019. The net proceeds of the issuances were contributed by CCO Holdings to Charter Operating as a capital contribution and were used to repay indebtedness under the Charter Operating credit facilities. The Company recorded a loss on extinguishment of debt of approximately $67 million for the year ended December 31, 2011 (Successor) related to these transactions.

In May 2011, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.5 billion aggregate principal amount of 6.50% senior notes due 2021. The net proceeds of the issuances were contributed by CCO Holdings to Charter Operating as a capital contribution and intercompany loan and were used to repay indebtedness under the Charter Operating credit facilities. The Company recorded a loss on extinguishment of debt of approximately $53 million for the year ended December 31, 2011 (Successor) related to these transactions.

In December 2011, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $750 million aggregate principal amount of 7.375% senior notes due 2020 ("CCO Holdings 2020 Notes"). The net proceeds of the issuances

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

were used, along with borrowings under the Charter Operating credit facilities, to finance the tender offers in which $407 million aggregate principal amount of Charter Operating's outstanding 8.00% senior second-lien notes due 2012, $234 million aggregate principal amount of Charter Operating's 10.875% senior second-lien notes due 2014 and $286 million aggregate principal amount of CCH II's 13.50% senior notes due 2016 were repurchased. These transactions resulted in a loss on extinguishment of debt for the year ended December 31, 2011 (Successor) of approximately $19 million.

In January 2012, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $750 million aggregate principal amount of 6.625% senior notes due 2022. The notes were issued at a price of 99.5% of the aggregate principal amount. The net proceeds of the notes were used, along with a draw on the $500 million delayed draw portion of the Charter Operating Term Loan A facility, to repurchase $300 million aggregate principal amount of Charter Operating's outstanding 8.00% senior second-lien notes due 2012, $294 million aggregate principal amount of Charter Operating's 10.875% senior second-lien notes due 2014 and $334 million aggregate principal amount of CCH II's 13.50% senior notes due 2016, as well as to repay amounts outstanding under the Company's revolving credit facility. The tender offers closed in January and February 2012 and the Company expects to record a loss on extinguishment of debt of approximately $15 million on this transaction in the first quarter of 2012.

The CCO Holdings notes are guaranteed by Charter.  They are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The CCO Holdings notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating notes and Charter Operating credit facilities.

CCO Holdings may redeem some or all of the CCO Holdings notes at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2015 through 2018.

In addition, at any time prior to varying dates in 2013 through 2015, CCO Holdings may redeem up to 35% of the aggregate principal amount of the notes at a redemption price at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met.

In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

Charter Operating Notes

In August 2011, Charter Operating repurchased, in private transactions, a total of $193 million principal amount of Charter Operating 8.00% senior second-lien notes due 2012 for approximately $199 million cash. The transactions resulted in a loss on extinguishment of debt of approximately $4 million for the year ended December 31, 2011 (Successor).

In February 2012, Charter Operating provided a notice of redemption to redeem all of the remaining 10.875% senior notes due 2014.

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

Charter Operating may, at any time and from time to time, at their option, redeem the outstanding 8.00% second-lien notes due 2012, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus the Make-Whole Premium. The Make-Whole Premium is an amount equal to the excess of (a) the present value of the remaining interest and principal payments due on the 8% senior second-lien note due 2012 to its final maturity date, computed using a discount rate equal to the Treasury Rate on such date plus 0.50% , over (b) the outstanding principal amount of such note.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

High-Yield Restrictive Covenants; Limitation on Indebtedness.

The indentures governing the CCH II and CCO Holdings notes contain certain covenants that restrict the ability of CCH II, CCH II Capital Corp., CCO Holdings, CCO Holdings Capital Corp. and all of their restricted subsidiaries to:

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

Pursuant to consent solicitations completed January 25, 2012, the restrictive covenants previously contained in Charter Operating's notes have been removed.

CCO Holdings Credit Facility

CCO Holdings' credit agreement consists of a $350 million term loan facility (the “CCO Holdings credit facility”). The facility matures in September 2014. Borrowings under the CCO Holdings credit facility bear interest at a variable interest rate based on either LIBOR (0.30% as of December 31, 2011) or a base rate plus, in either case, an applicable margin. The applicable margin for LIBOR term loans is 2.50% above LIBOR. If an event of default were to occur, CCO Holdings would not be able to elect LIBOR and would have to pay interest at the base rate plus the applicable margin. The CCO Holdings credit facility is secured by the equity interests of Charter Operating, and all proceeds thereof.

Charter Operating Credit Facilities

In March 2010, Charter Operating entered into an amended and restated credit agreement. The refinancing resulted in a loss on extinguishment of debt of approximately $1 million for the year ended December 31, 2010 (Successor).

In 2010, the Company prepaid $388 million principal amount of term B-1 and B-2 loans under the Charter Operating credit facilities resulting in a loss on extinguishment of debt of approximately $16 million for the year ended December 31, 2010 (Successor).

In December 2011, the Company entered into a senior secured term loan A facility pursuant to the terms of the Charter Operating credit agreement providing for $750 million of term loans with a final maturity date of May 15, 2017 and no LIBOR floor. The term loan A facility will have a delayed draw component: $250 million was funded on closing of the term loan A and the remaining $500 million will be funded no later than March 15, 2012. The proceeds were used along with proceeds of the CCO Holdings 2020 Notes to finance the repurchase of certain Charter Operating's 8.00% and 10.875% senior second-lien notes and certain of CCH II's 13.50% senior notes discussed above.

The Charter Operating credit facilities have an outstanding principal amount of $3.9 billion at December 31, 2011 as follows:

•
A term A loan with an aggregate principal amount of $750 million, of which approximately $250 million was outstanding as of December 31, 2011, which is repayable in equal quarterly installments and aggregating $13 million in 2013 and 2014 and $25 million in 2015 and 2016, with the remaining balance due at final maturity on May 15, 2017 (the unused portion of the Term Loan A was available in a single drawing through March 15, 2012 and was drawn in February 2012);

•
A term B-1 loan with a remaining principal amount of approximately $78 million, which is repayable in equal quarterly installments and aggregating $0.8 million in each loan year, with the remaining balance due at final maturity on March 6, 2014;

•
A term B-2 loan with a remaining principal amount of approximately $10 million, which is repayable in equal quarterly installments and aggregating $0.1 million in each loan year, with the remaining balance due at final maturity on March 6, 2014;

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

•
A term C loan with a remaining principal amount of approximately $3.0 billion, which is repayable in equal quarterly installments and aggregating $30 million in each loan year, with the remaining balance due at final maturity on September 6, 2016;

•	A non-revolving loan with a remaining principal amount of approximately $199 million repayable in full on March 6, 2013; and

•	A revolving loan with an outstanding balance of $435 million at December 31, 2011 and allowing for borrowings of up to $1.3 billion.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR (0.30% as of December 31, 2011 (0.58% for term C) and 0.27% as of December 31, 2010 (0.31% for term C)), as defined, plus a margin. The applicable LIBOR margin for the term loan A loans is currently 2.25%, and for the non-revolving loans and the term B-1 loans is currently 1.75% and 2.00%, respectively. The LIBOR term B-2 loan bears interest at LIBOR plus 5.0%, with a LIBOR floor of 3.5%, or at Charter Operating’s election, a base rate plus a margin of 4.00%. Charter Operating has currently elected to pay based on the base rate. The applicable margin for the term C loans is currently 3.25% in the case of LIBOR loans, provided that if certain other term loans are borrowed or certain extended loans are established, then the term C loans shall automatically increase to the extent necessary to cause the yield for the term C loans to be 25 basis points less than the yield for the other certain term loans. Charter Operating pays interest equal to LIBOR plus 3.0% on amounts borrowed under the revolving credit facility and pays a revolving commitment fee of .5% per annum on the daily average available amount of the revolving commitment, payable quarterly.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

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

•
the consummation of any transaction resulting in any person or group having power, directly or indirectly, to vote more than 50% of the ordinary voting power for the management of Charter Operating on a fully diluted basis or a change of control shall occur under any indebtedness of CCO Holdings, any first lien notes of Charter Operating or any specified long-term indebtedness of Charter Operating (as defined in the Credit Agreement) in excess of $200 million in aggregate principal amount with the CCO Holdings credit facilities containing a 35% beneficial ownership change of control provision; and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain limited circumstances.

Limitations on Distributions

Distributions by the Company’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under the indentures and credit facilities discussed above, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of December 31, 2011, there was no default under any of these indentures or credit facilities. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

Based upon outstanding indebtedness as of December 31, 2011, the amortization of term loans, and the maturity dates for all senior and subordinated notes, total future principal payments on the total borrowings under all debt agreements as of December 31, 2011, are as follows:

Year	Amount

2012	$531
2013	243
2014	791
2015	490
2016	4,341
Thereafter	6,425

$12,821

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

9.    Treasury Stock

During the years ended December 31, 2011 and 2010 (Successor), the Company withheld 141,175 shares and 176,475 shares, respectively, of its common stock in payment of income tax withholding owed by employees upon vesting of restricted shares.

On March 22, 2011, the Company purchased, in a private transaction, 4.5 million shares of Charter’s Class A common stock from funds advised by Franklin Advisers, Inc.  The price paid was $46.10 per share for a total of $207 million.

On August 9, 2011, the Company announced that Charter’s board of directors authorized the Company to repurchase up to $200 million of Charter’s Class A common stock and outstanding warrants.  Under the repurchase program, shares of Charter’s Class A common stock and warrants to purchase Charter’s Class A common stock may be purchased from time to time during the course of the next 12 months. As of December 31, 2011 (Successor), Charter Holdco purchased approximately 4.1 million shares of Charter’s Class A common stock for a total of approximately $200 million. The average price per share paid was $48.48.

In December 2011, the Company purchased, in a private transaction with a shareholder, 750,000 shares at $55.18 for a total of $41 million. The Company received 700,668 of the shares prior to December 31, 2011, with 49,332 shares received in January 2012. In December 2011, the Company also entered into stock repurchase agreements for approximately 3.0 million shares of Charter's Class A common stock from funds advised by Oaktree Capital Management and approximately 2.2 million shares of Charter's Class A common stock from funds advised by Apollo Management Holdings. The price paid was $54.35 per share for a total of $163 million for the shares purchased from Oaktree Capital Management and $117 million for the shares purchased from Apollo Management Holdings.

In December 2011, Charter's board of directors approved the retirement of treasury stock and 14.8 million shares of treasury stock were retired as of December 31, 2011. The remaining 49,332 shares received in January 2012 were also retired in January 2012.

These transactions were funded from existing cash on hand and available liquidity.  The Company accounted for treasury stock using the cost method and the treasury shares upon repurchase were reflected on the Company’s condensed consolidated balance sheets as a component of total shareholders’ equity. Upon retirement, these treasury shares were allocated between additional

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

paid-in capital and accumulated deficit based on the cost of original issue included in additional paid-in capital.

10.    Noncontrolling Interest

Noncontrolling interest of $1.3 billion recognized during the eleven months ended November 30, 2009 represented the portion of Charter Holdco losses allocated to Mr. Allen. As of November 30, 2009, through his ownership in CII, Mr. Allen had a 45% common equity interest in Charter Holdco.

On December 28, 2009, CII exchanged 81% of its interest in Charter Holdco, and on February 8, 2010 the remaining interest was exchanged after which Charter Holdco became 100% owned by Charter. See Note 18.

11.    Common Stock

All of the issued and outstanding shares of Predecessor common stock, par value $0.001 per share, and any other outstanding equity securities of Predecessor, including all options and restricted stock, were canceled on the Effective Date, and Successor issued 109.7 million shares of new Charter Class A common stock, par value $0.001 per share and 2.2 million shares of new Charter Class B common stock, par value 0.001 per share.

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

On the Effective Date, holders of notes issued by CCH I Holdings, LLC (“CIH”) and Charter Holdings received 6.4 million and 1.3 million warrants, respectively, to purchase shares of new Charter Class A common stock with an exercise price of $46.86 and $51.28 per share, respectively, that expire five years from the date of issuance, and Charter Investment, Inc. (“CII”), an entity controlled by Mr. Allen, received 4.7 million warrants to purchase shares of new Charter Class A common stock with an exercise price of $19.80 per share that expire seven years from the date of issuance. The warrants were valued at approximately $90 million using the Black-Scholes option-pricing model and are included in the accompanying balance sheets in total Charter shareholders’ equity.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

The following table summarizes our shares outstanding for the three years ended December 31, 2011:

	Class A Common Stock	Class B Common Stock

BALANCE, December 31, 2008, Predecessor	411,737,894	50,000
Performance share vesting	890,692	—
Restricted stock cancellations	(10,518,362)	—
Returns pursuant to share lending agreement	(18,784,300)	—
Cancellation of Predecessor Class A and Class B common stock	(383,325,924)	(50,000)

BALANCE, November 30, 2009, Predecessor	—	—

SUCCESSOR:
Issuance of new Charter Class A and Class B common stock in connection with emergence from Chapter 11	109,748,948	2,241,299

Balance, November 30, 2009, Successor	109,748,948	2,241,299
CII exchange of Charter Holdco interest (see Note 18)	907,698	—
Restricted stock issuances	1,920,226	—

BALANCE, December 31, 2009, Successor	112,576,872	2,241,299
CII exchange of Charter Holdco interest (see Note 18)	212,923	—
Restricted stock cancellations, net of issuances	(311,650)	—
Stock issuances from exercise of warrants	21	—
Stock issuances pursuant to employment agreements	16,000	—
Purchase of treasury stock (see Note 9)	(176,475)	—

BALANCE, December 31, 2010, Successor	112,317,691	2,241,299
Conversion of Class B common stock into Class A	2,241,299	(2,241,299)
Restricted stock issuances, net of cancellations	472,099	—
Option exercises	140,893	—
Stock issuances pursuant to employment agreements	7,000	—
Purchase of treasury stock (see Note 9)	(14,608,564)	—

BALANCE, December 31, 2011, Successor	100,570,418	—
12.    Comprehensive Income (Loss)

The Company reports changes in the fair value of interest rate swap agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet effectiveness criteria in accumulated other comprehensive income (loss). Consolidated comprehensive loss for the years ended December 31, 2011 and 2010 (Successor) was $377 million and $294 million, respectively. Consolidated comprehensive income for the one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor) was $2 million and $10.2 billion, respectively. Consolidated comprehensive income (loss) for the years ended December 31, 2011 and 2010 (Successor) and eleven months ended November 30, 2009 (Predecessor) includes an $8 million, $57 million and $9 million loss, respectively, on the fair value of interest rate swap agreements designated as cash flow hedges. For the eleven months ended November 30, 2009 (Predecessor), consolidated comprehensive income also included a $61 million gain related to the amortization of the accumulated other comprehensive loss related to terminated interest rate swap agreements in connection with the bankruptcy.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

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

The effect of derivative instruments on the Company’s consolidated balance sheets is presented in the table below:

	Successor
	December 31,
	2011	2010

Other long-term liabilities:
Fair value of interest rate derivatives designated as hedges	$65	$57

Accumulated other comprehensive loss:
Interest rate derivatives designated as hedges	$(65)	$(57)

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

The effect of derivative instruments on the Company’s consolidated statements of operations is presented in the table below.

	Successor			Predecessor
	Year Ended December 31,		One Month Ended December 31,	Eleven Months Ended November 31,
	2011	2010	2009	2009

Other income (expense), net:
Loss on interest rate derivatives not designated as hedges or ineffective portion of hedges	$—	$—	$—	$(4)

Other comprehensive income (loss):
Loss on interest rate derivatives designated as hedges (effective portion)	$(8)	$(57)	$—	$(9)

Amount of gain (loss) reclassified from accumulated other comprehensive loss into interest expense or reorganization items, net	$(39)	$(27)	$—	$275

As of December 31, 2011 and 2010 (Successor), the Company had $2.0 billion in notional amounts of interest rate swap agreements outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

other terms of the contracts.

14.    Fair Value Measurements

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2011 and 2010 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s debt at December 31, 2011 and 2010 are based on quoted market prices and is classified within Level 1 (defined below) of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at December 31, 2011 and 2010 is as follows:

	Successor
	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
CCH II debt	$1,692	$1,713	$2,057	$2,113
CCO Holdings debt	$6,241	$6,630	$2,600	$2,709
Charter Operating debt	$833	$847	$1,703	$1,774
Credit facilities	$4,090	$4,193	$5,946	$6,252

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

The interest rate derivatives designated as hedges were valued as $65 million and $57 million liabilities as of December 31, 2011 and 2010 (Successor), respectively, using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 of the valuation hierarchy. The weighted average pay rate for the Company’s interest rate swap agreements was 2.25% at both December 31, 2011 and 2010 (Successor) (exclusive of applicable spreads).

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  During the eleven months ended November 30, 2009 (Predecessor), the Company recorded an impairment on its franchise assets of $2.2 billion and reflected its franchises, property, plant and equipment, customer relationships and goodwill at fair value based on applying fresh start accounting.  The fair value of these assets was determined utilizing an income approach or cost approach that makes use of significant unobservable inputs. Such fair values are classified

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

as Level 3 in the fair value hierarchy.  See Note 5 for additional information. No impairments were recorded in 2011 and 2010.

In 2011, the Company acquired cable systems for total cash consideration of approximately $89 million and the Company acquired cable systems valued at $16 million in a non-cash transaction in exchange for Company cable systems. The acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including property, plant and equipment, franchises and customer relationships based on their estimated fair values at the acquisition dates. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The fair value inputs used for the acquired assets were classified as Level 3 within the fair value hierarchy.

15.     Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the years presented:

	Successor			Predecessor
	Year Ended December 31,		One Month Ended December 31,	Eleven Months Ended November 31,
	2011	2010	2009	2009

(Gain) loss on sale of assets, net	$(4)	$9	$1	$6
Special charges, net	11	16	3	(44)

	$7	$25	$4	$(38)

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets represents the gain or loss recognized on the sales of fixed assets and cable systems.

Special charges, net

Special charges, net for the years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor) primarily includes severance charges as well as net amounts of litigation settlements.

16.    Other Income (Expense), Net

Other income (expense), net consists of the following for years presented:

	Successor			Predecessor
	Year Ended December 31,		One Month Ended December 31,	Eleven Months Ended November 30,
	2011	2010	2009	2009

Gain on investment	$—	$—	$—	$1
Change in value of preferred stock	—	2	(3)	—
Change in value of derivatives	—	—	—	(4)
Other, net	(2)	—	—	1

	$(2)	$2	$(3)	$(2)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
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

In 2009, the majority of restricted stock and performance units and shares outstanding at that time were voluntarily forfeited by participants without termination of the service period, and the remaining, along with all stock options, were canceled on the Effective Date.

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

Under the 2009 Stock Plan, restricted stock vests annually over a one to four-year period beginning from the date of grant. Stock options generally vest annually over four years from either the grant date or delayed vesting commencement dates. A portion of stock options and restricted stock granted in 2011 vest based on achievement of stock price hurdles over a delayed vesting schedule. Stock options generally expire ten years from the grant date. Restricted stock units have no voting rights and vest ratably over four years from either the grant date or delayed vesting commencement dates. As of December 31, 2011 (Successor), total unrecognized compensation remaining to be recognized in future periods totaled $44 million for restricted stock, $66 million for stock options and $13 million for restricted stock units and the weighted average period over which it is expected to be recognized is 3 years for restricted stock, 3 years for stock options and 4 years for restricted stock units. During the eleven months ended November 30, 2009, no equity awards were granted; however Charter granted $12 million of performance cash and restricted cash under Charter’s 2009 incentive program.

The Company recorded $41 million, $28 million, $1 million and $26 million of stock compensation expense for the years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor), respectively, which is included in selling, general, and administrative expense and other operating expense (income), net.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

A summary of the activity for the Company’s stock options for the years ended December 31, 2011 and 2010, one month ended December 31, 2009 and eleven months ended November 30, 2009, is as follows (amounts in thousands, except per share data):

	Successor						Predecessor
	Year Ended December 31,				One Month Ended		Eleven Months Ended
	2011		2010		December 31, 2009		November 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	1,431	$35.12	—	$—	—	$—	22,044	$3.82
Granted	3,042	$54.30	1,461	$35.12	—	$—	—	$—
Exercised	(141)	$35.38	—	$—	—	$—	—	$—
Canceled	(314)	$36.40	(30)	$35.38	—	$—	(22,044)	$3.82

Outstanding, end of period	4,018	$49.53	1,431	$35.12	—	$—	—	$—

Weighted average remaining contractual life	9 years		10 years		—		—

Options exercisable, end of period	189	$34.92	—	$—	—	$—	—	$—

Weighted average fair value of options granted	$23.03		$17.00		$—		$—

A summary of the activity for the Company’s restricted stock for the years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor), is as follows (amounts in thousands, except per share data):

	Successor						Predecessor
	Year Ended December 31,				One Month Ended December 31,		Eleven Months Ended November 30,
	2011		2010		2009		2009
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price

Outstanding, beginning of period	1,081	$34.81	1,920	$35.25	—	$—	12,009	$1.21
Granted	669	$53.16	177	$32.23	1,920	$35.25	—	$—
Vested	(438)	$34.98	(527)	$35.14	—	$—	(259)	$1.08
Canceled	(197)	$34.98	(489)	$35.25	—	$—	(11,750)	$1.21

Outstanding, end of period	1,115	$45.72	1,081	$34.81	1,920	$35.25	—	$—

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

No restricted stock units were granted in 2010 or 2009. A summary of the activity for the Company’s restricted stock units for the year ended December 31, 2011 (Successor) is as follows (amounts in thousands, except per share data):

	Successor
	Year Ended December 31, 2011
	Shares	Weighted Average Grant Price

Outstanding, beginning of period	—	$—
Granted	276	$54.87
Vested	—	$—
Canceled	(3)	$55.12

Outstanding, end of period	273	$54.86

No performance units or shares were granted in 2011, 2010 or 2009. On the Effective Date, all remaining performance units and shares were canceled. A summary of the activity for the Company’s performance units and shares for the eleven months ended November 30, 2009 (Predecessor) is as follows (amounts in thousands, except per share data):

	Predecessor
	Eleven Months Ended
	November 30, 2009
	Shares	Weighted Average Grant Price

Outstanding, beginning of period	33,037	$1.80
Granted	—	$—
Vested	(951)	$1.21
Canceled	(32,086)	$1.81

Outstanding, end of period	—	$—

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

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

For the years ended December 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor), the Company recorded deferred income tax expense and benefits as shown below. The income tax expense is recognized primarily through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. The income tax benefits were realized through reductions in the deferred tax liabilities related to Charter’s investment in Charter Holdco, as well as the deferred tax liabilities of certain of Charter’s indirect corporate subsidiaries. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Current and deferred income tax benefit (expense) is as follows:

	Successor			Predecessor
	Year Ended December 31,		One Month Ended December 31,	Eleven Months Ended November 30,
	2011	2010	2009	2009

Current expense:
Federal income taxes	$—	$—	$—	$(1)
State income taxes	(9)	(8)	(1)	(6)

Current income tax expense	(9)	(8)	(1)	(7)

Deferred benefit (expense):
Federal income taxes	(258)	(263)	(6)	343
State income taxes	(32)	(24)	(1)	15

Deferred income tax benefit (expense)	(290)	(287)	(7)	358

Total income benefit (expense)	$(299)	$(295)	$(8)	$351

Income tax benefit for the eleven months ended November 30, 2009 (Predecessor) included $480 million of deferred tax benefit related to the impairment of franchises.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35% for the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor), respectively, as follows:

	Successor			Predecessor
	Year Ended December 31,		One Month Ended December 31,	Eleven Months Ended November 30,
	2011	2010	2009	2009

Statutory federal income taxes	$24	$(20)	$(4)	$(3,412)
Statutory state income taxes, net	(9)	(8)	(1)	(298)
Nondeductible expenses	(5)	(4)	—	—
Non-includable reorganization income	—	—	—	420
Change in valuation allowance	(312)	(248)	(3)	3,826
Changes in provision estimates	1	(23)	—	—
Other	2	8	—	(185)

Income tax benefit (expense)	$(299)	$(295)	$(8)	$351

For the years ended December 31, 2011 and 2010 (Successor), the change in valuation allowance includes an increase of $3 million and $22 million, respectively, related to adjustments to cash flow hedges included in other comprehensive income, and 2010 also includes an increase of $50 million related to Charter’s investment in partnership interest.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 (Successor) are presented below.

	Successor
	December 31,
	2011	2010
Deferred tax assets:
Goodwill	$193	$192
Deferred financing	—	31
Investment in partnership	448	450
Loss carryforwards	3,069	2,867
Accrued and other	114	148

Total gross deferred tax assets	3,824	3,688
Less: valuation allowance	(2,587)	(2,275)

Deferred tax assets	$1,237	$1,413

Deferred tax liabilities:
Indefinite life intangibles	$(838)	$(575)
Other intangibles	(360)	(489)
Property, plant and equipment	(567)	(626)
Deferred financing and other	(32)	(1)
Indirect corporate subsidiaries:
Indefinite life intangibles	(119)	(117)
Other	(145)	(143)

Deferred tax liabilities	(2,061)	(1,951)

Net deferred tax liabilities	$(824)	$(538)

Included in net deferred tax liabilities above is net current deferred assets of $23 million and $30 million as of December 31, 2011 and 2010, respectively, included in prepaid expenses and other current assets in the accompanying consolidated balance sheets of the Company. Net deferred tax liabilities included approximately $221 million and $225 million at December 31, 2011 and 2010, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of the Company's net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Due to the Company’s history of losses and the limitations imposed under Section 382 of the Code, discussed below, on Charter’s ability to use existing loss carryforwards in the future, valuation allowances have been established except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized. Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The amount of the deferred tax assets considered realizable and, therefore, reflected in the consolidated balance sheet, would be increased at such time that it is more-likely-than-not future taxable income will be realized during the carryforward period. At the time this consideration is met, an adjustment to reverse some portion of the existing valuation allowance would result.

As of December 31, 2011 (Successor), Charter and its indirect corporate subsidiaries had approximately $7.4 billion of federal tax net operating and capital loss carryforwards, resulting in a gross deferred tax asset of approximately $2.6 billion, expiring in the years 2014 through 2031.  These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2011 (Successor), Charter and its indirect corporate subsidiaries had state tax net operating and capital loss

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $252 million, generally expiring in years 2012 through 2031.

Upon emergence from bankruptcy, Charter experienced an “ownership change” as defined in Section 382 of the Code. Therefore, the use of Charter’s tax loss carryforwards is subject to certain limitations under Section 382. As of December 31, 2011 (Successor), $2.6 billion of federal tax loss carryforwards are unrestricted and available for Charter’s immediate use, while approximately $4.8 billion of federal tax loss carryforwards are still subject to Section 382 restrictions. Pursuant to these restrictions, an aggregate of $1.5 billion, in varying amounts from 2012 to 2014, and an additional $176 million annually over each of the next 17 years of federal tax loss carryforwards, should become unrestricted and available for Charter’s use. Those limitation amounts accumulate for future use to the extent they are not utilized in a given year. Charter’s state loss carryforwards are also subject to similar, but varying, restrictions on their future use. Charter’s indirect corporate subsidiaries are also subject to separate Section 382 limitations on the utilization of their net operating loss carryforwards. If the Company was to experience another “ownership change” in the future, its ability to use its loss carryforwards could be subject to further limitations.

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

Balance at December 31, 2009 (Successor)	$23
Additions based on tax positions related to current period	228
Reductions due to tax positions related to prior year	(27)

Balance at December 31, 2010 (Successor)	224
Additions based on tax positions related to prior year	64
Reductions due to tax positions related to prior year	(60)

Balance at December 31, 2011 (Successor)	$228

Included in the balance at December 31, 2011, are $4 million of net additions to uncertain tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the character of the deductibility. Included in the balance at December 31, 2010, are additions to the uncertain tax position of $228 million related to a 2009 tax position for which the ultimate deductibility is highly certain, but for which there is uncertainty about the character of the deductibility. The change in character of the deduction would not impact the annual effective tax rate after consideration of the valuation allowance. The deductions for the uncertain tax positions are included with the loss carryforwards in the deferred tax assets.

The Company does not currently anticipate that its existing reserves related to uncertain income tax positions as of December 31, 2011 will significantly increase or decrease during the twelve-month period ending December 31, 2012; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

No tax years for Charter or Charter Holdco are currently under examination by the Internal Revenue Service.  Tax years ending 2008 through 2011 remain subject to examination and assessment. Years prior to 2008 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

19.    Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, performance shares and units, convertible debt, convertible redeemable preferred stock and exchangeable membership units. Basic loss per share equaled diluted loss per share for the years ended December 31, 2011 and 2010 (Successor), as the effect of stock options and other convertible securities are antidilutive because the Company incurred net losses.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

	Successor
	One Month Ended December 31, 2009
	Earnings	Shares	Earnings Per Share

Basic earnings per share	$2	112,078,089	$0.02

Effect of Class B common stock	—	212,923	—
CII warrants	—	2,055,849	—

Diluted earnings per share	$2	114,346,861	$0.02

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

	Predecessor
	Eleven Months Ended November 30, 2009
	Earnings	Shares	Earnings Per Share

Basic earnings per share	$11,364	378,784,231	$30.00

Effect of CII Class B Charter Holdco units	—	222,818,858	(11.11)
Effect of Vulcan Class B Charter Holdco units	—	116,313,173	(3.06)
Effect of 5.875% convertible senior notes due 2009	—	1,287,190	(0.03)
Effect of CCHC note	1	42,282,098	(0.87)
Effect of 6.50% convertible senior notes due 2027	8	140,581,566	(2.32)

Diluted earnings per share	$11,373	902,067,116	$12.61

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

20.    Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries. Prior to the Effective Date, Mr. Allen had a significant interest in Charter Holdco resulting in these management arrangements constituting related party transactions prior to that time. Under these agreements, Charter and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries. The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are charged directly to the Company’s operating subsidiaries and are included within operating costs in the accompanying consolidated statements of operations. Such costs totaled $249 million, $246 million, $21 million and $217 million for the years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor), respectively. All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements. The management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries in 2011, 2010 and 2009.

CC VIII, LLC Interest

For the year ended December 31, 2009, pursuant to indemnification provisions in the October 2005 settlement with Mr. Allen regarding the CC VIII, LLC (“CC VIII”) interest, the Company reimbursed Vulcan Inc. approximately $3 million in legal expenses.

Allen Agreement

In connection with the Plan, Charter, Mr. Allen and CII entered into a separate restructuring agreement (as amended, the “Allen Agreement”), in settlement and compromise of their legal, contractual and equitable rights, claims and remedies against Charter and its subsidiaries. In addition to any amounts received by virtue of CII’s holding other claims against Charter and its subsidiaries, on the Effective Date, CII was issued 2.2 million shares of the new Charter Class B common stock and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.  Each share of new Charter Class B common stock was convertible, at the option of the holder or the Disinterested Members of the Board of Directors of Charter, into one share of new Charter Class A common stock, and was subject to significant restrictions on transfer and conversion.  Certain holders of new Charter Class A common stock (and securities convertible into or exercisable or exchangeable therefore) and new Charter Class B common stock received certain customary registration rights with respect to their shares.  As of December 31, 2010 (Successor), Mr. Allen held all 2.2 million shares of Class B common stock of Charter. Pursuant to the terms of the Certificate of Incorporation of Charter, on January 18, 2011, the Disinterested Members of the Board of Directors of Charter caused a conversion of the shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As a result of such conversion, Mr. Allen no longer has the right to appoint four directors and the Class B directors became Class A directors. On January 18, 2011, directors William L. McGrath and Christopher M. Temple, both former Class B directors, resigned from Charter’s board of directors. Edgar Lee and Stan Parker were appointed to fill the vacant positions.

Stock Repurchases

See “Note 9. Treasury Stock” for the description of Charter’s purchase of shares of its Class A common stock from Franklin Advisers, Inc., Oaktree Capital Management and Apollo Management Holdings. At the time of the purchase, funds advised by Franklin Advisers, Inc., Oaktree Capital Management and Apollo Management Holdings beneficially held more than 10% of Charter’s Class A common stock.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

21.    Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2011 (Successor) for its contractual obligations.

	Total	2012	2013	2014	2015	2016	Thereafter

Contractual Obligations
Capital and Operating Lease Obligations (1)	$100	$33	$25	$18	$10	$6	$8
Programming Minimum Commitments (2)	223	167	56	—	—	—	—
Other (3)	386	227	62	61	35	1	—

Total	$709	$427	$143	$79	$45	$7	$8

(1) The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor), were $26 million, $26 million, $2 million and $25 million, respectively.

(2) The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were $1.9 billion, $1.8 billion, $146 million and $1.6 billion, for the years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor), eleven months ended November 30, 2009 (Predecessor), respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3) “Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company’s billing services vendors.

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•
The Company rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor), was $49 million, $50 million, $4 million, and $43 million, respectively.

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $174 million, $178 million, $15 million and $161 million for the years ended December 31, 2011 and 2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor), respectively.

•	The Company also has $64 million in letters of credit, primarily to its various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

Litigation

On August 28, 2008, a lawsuit was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (entitled, Marc Goodell et al.  v. Charter Communications, LLC and Charter

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

Communications, Inc.).  The plaintiffs sought to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC and alleged that Charter and Charter LLC violated certain wage and hour statutes.  In May 2010, the parties entered into a settlement agreement disposing of all claims. On September 24, 2010, the court granted final approval of the settlement. The Company had accrued and subsequently paid the settlement costs associated with this case. The Company has been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future.  The Company cannot predict the outcome of any such claims nor can it estimate a reasonable range of loss.

On March 27, 2009, Charter filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York. On November 17, 2009, the Bankruptcy Court issued its Order and Opinion confirming the Plan over the objections of various objectors. Charter consummated the Plan on November 30, 2009 and reinstated the Charter Operating Credit Agreement and certain other debt of its subsidiaries.

Two appeals are pending relating to confirmation of the Plan, the appeals by (i) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); and (ii) R2 Investments, LDC (“R2 Investments”) (a former equity interest holder in Charter). The appeals by Law Debenture Trust and R2 Investments were denied by the District Court for the Southern District of New York in March 2011. A Notice of Appeal of that denial has been filed by both Law Debenture Trust and R2 Investments. The Company cannot predict the ultimate outcome of the appeals nor can it estimate a reasonable range of loss.

The Company is also a defendant or co-defendant in several lawsuits claiming infringement of various patents relating to various aspects of its businesses.  Other industry participants are also defendants in certain of these cases.

In the event that a court ultimately determines that the Company infringes on any intellectual property rights, the Company may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as negotiate royalty or license agreements with respect to the patents at issue.  While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to the Company's consolidated financial condition, results of operations, or liquidity. The Company cannot predict the outcome of any such claims nor can it estimate a reasonable range of loss.

The Company is party to lawsuits and claims that arise in the ordinary course of conducting its business, including lawsuits claiming violation of anti-trust laws and violation of wage and hour laws. The ultimate outcome of these other legal matters pending against the Company cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. Whether or not the Company ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure the Company's reputation.

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (“FCC”), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The Telecommunications Act of 1996 altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing telephone companies to provide video programming in their own telephone service areas. Future legislative and regulatory changes could adversely affect the Company’s operations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

22.    Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. For each payroll period, the Company contributed to the 401(k) Plan (a) the total amount of the salary reduction the employee elects to defer between 1% and 50% and (b) prior to January 1, 2010, a matching contribution equal to 50% of the amount of the salary reduction the participant elected to defer (up to 5% of the participant’s payroll compensation), excluding any catch-up contributions.  The Company made contributions to the 401(k) plan totaling $1 million and $7 million for the one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor), respectively.

Effective January 1, 2010, the Company’s matching contribution is discretionary with the intent that any contribution be based on performance metrics used in its other bonus and incentive plans. The discretionary performance contribution is made on an annual basis (instead of on a per pay period basis).  Each participant who makes before-tax contributions and is employed on the last day of the fiscal year received a portion of the discretionary performance contribution, if any, on a pro rata basis. The Company divided each participant’s before-tax contributions for the year (up to 5% of eligible earnings, excluding catch-up contributions) by the total employee contributions (up to 5% of eligible earnings, excluding catch-up contributions) for the year to determine each participant’s share of any discretionary performance contribution. The Company made contributions to the 401(k) plan totaling $7 million for the year ended December 31, 2010 (Successor) and expects to make contributions to the 401(k) plan totaling $6 million for the year ended December 31, 2011 (Successor).

23.	Emergence from Reorganization Proceedings

On March 27, 2009, the Company and certain affiliates filed voluntary petitions in the Bankruptcy Court to reorganize under the Bankruptcy Code. The Chapter 11 cases were jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435. On May 7, 2009, the Company filed the Plan and a related disclosure statement ("Disclosure Statement") with the Bankruptcy Court. The Plan was confirmed by order of the Bankruptcy Court on November 17, 2009, and became effective on the Effective Date, the date on which the Company emerged from protection under Chapter 11 of the Bankruptcy Code.

The Company selected December 1, 2009 for application of fresh start accounting. Accordingly, the results of operations of the Company for the eleven months ended November 30, 2009 (Predecessor) include reorganization items of $644 million and a pre-emergence gain of $6.8 billion primarily resulting from the discharge of long-term debt under the Plan and the related accrued interest offset by the issuance of common stock, preferred stock, warrants and new notes to holders of such notes. The following notes were eliminated on the Effective Date:

Charter Convertible Notes. On the Effective Date, $482 million of Charter convertible senior notes were canceled and holders of the convertible senior notes received $25 million in cash and 5.5 million shares of preferred stock issued by Charter valued at $145 million as of the Effective Date.

Charter Holdings Notes. On the Effective Date, $440 million of Charter Holdings senior and senior discount notes were canceled. Holders of Charter Holdings notes received 1.3 million warrants to purchase shares of new Charter Class A common stock with an exercise price of $51.28 per share that expire five years after the date of issuance. The warrants were valued at $6 million as of the Effective Date.

CCH I Holdings, LLC Notes. On the Effective Date, $2.5 billion of CIH senior and senior discount notes were canceled. Holders of CIH notes received 6.4 million warrants to purchase shares of new Charter Class A common stock with an exercise price of $46.86 per share that expire five years after the date of issuance. The warrants were valued at $35 million as of the Effective Date.

CCH I, LLC Notes. On the Effective Date, $4.0 billion of CCH I senior and senior discount notes were canceled. Holders of CCH I notes received 21.1 million shares of new Charter Class A common stock. In addition, as part of the Plan, the holders of CCH I notes received and transferred to Mr. Allen $85 million principal amount of new CCH II notes valued at $101 million as of the Effective Date.

CCH II, LLC Notes. On the Effective Date, $2.5 billion of CCH II senior notes were canceled through an exchange with holders who received new 13.500% senior CCH II notes and cash paid for the remaining unexchanged amount.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

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

The significant assumptions related to the valuations of the Company’s assets and liabilities in connection with fresh start accounting include the following:

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

The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of the Company’s property, plant and equipment along with assumptions regarding the age and estimated useful lives of the Company’s property, plant and equipment.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

Reorganization items, net consisted of the following items:

	Successor			Predecessor
	Year Ended December 31,		One Month Ended December 31,	Eleven Months Ended November 30,
	2011	2010	2009	2009
Penalty interest, net	$—	$—	$—	$351
Loss on debt at allowed claim amount	—	—	—	97
Professional fees	3	6	3	167
Paul Allen management fee settlement – related party	—	—	—	11
Other	—	—	—	18

Total Reorganization Items, Net	$3	$6	$3	$644

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

24.    Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs) ("ASU 2011-04"). ASU 2011-04 provides guidance about how fair value should be determined when it is already required or permitted. Most of the changes clarify existing guidance or change words to align U.S. GAAP with IFRS. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 provides guidance on presenting comprehensive income with the intention of increasing its prominence in financial statements by eliminating the option to report other comprehensive income and its components in the statement of changes in stockholder's equity. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

25.    Unaudited Quarterly Financial Data

The following table presents quarterly data for the periods presented on the consolidated statement of operations:

	Successor
	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,770	$1,791	$1,809	$1,834
Income from operations	$269	$270	$237	$265
Net loss – Charter shareholders	$(110)	$(107)	$(85)	$(67)

Loss per common share – Charter shareholders:
Basic and diluted	$(0.97)	$(0.98)	$(0.79)	$(0.63)

Weighted average common shares outstanding:
Basic and diluted	113,224,303	109,265,876	108,420,169	105,503,936

	Successor
	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,735	$1,771	$1,769	$1,784
Income from operations	$251	$254	$240	$279
Net income (loss) – Charter shareholders	$24	$(81)	$(95)	$(85)

Earnings (loss) per common share – Charter shareholders:
Basic	$0.21	$(0.72)	$(0.84)	$(0.75)
Diluted	$0.21	$(0.72)	$(0.84)	$(0.75)

Weighted average common shares outstanding:
Basic	113,020,967	113,110,882	113,110,889	113,308,253
Diluted	114,883,134	113,110,882	113,110,889	113,308,253

26.    Consolidating Schedules

The CCO Holdings notes and the CCO Holdings credit facility are obligations of CCO Holdings. The CCH II notes are obligations of CCH II. However, these notes of CCO Holdings and CCH II are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.

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

Condensed consolidating financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

2010 (Successor), one month ended December 31, 2009 (Successor) and eleven months ended November 30, 2009 (Predecessor) follow.

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
Successor
As of December 31, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$—	$2	$—	$—	$2
Restricted cash and cash equivalents	—	—	—	—	27	—	27
Accounts receivable, net	—	4	—	—	268	—	272
Receivables from related party	58	176	8	7	—	(249)	—
Prepaid expenses and other current assets	21	21	—	—	27	—	69
Total current assets	79	201	8	9	322	(249)	370

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	33	—	—	6,864	—	6,897
Franchises	—	—	—	—	5,288	—	5,288
Customer relationships, net	—	—	—	—	1,704	—	1,704
Goodwill	—	—	—	—	954	—	954
Total investment in cable properties, net	—	33	—	—	14,810	—	14,843

CC VIII PREFERRED INTEREST	91	213	—	—	—	(304)	—

INVESTMENT IN SUBSIDIARIES	1,102	592	2,094	8,623	—	(12,411)	—

LOANS RECEIVABLE – RELATED PARTY	—	43	256	37	—	(336)	—

OTHER NONCURRENT ASSETS	—	158	—	90	144	—	392

Total assets	$1,272	$1,240	$2,358	$8,759	$15,276	$(13,300)	$15,605

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12	$134	$74	$98	$835	$—	$1,153
Payables to related party	—	—	—	—	249	(249)	—
Total current liabilities	12	134	74	98	1,084	(249)	1,153

LONG-TERM DEBT	—	—	1,692	6,567	4,597	—	12,856
LOANS PAYABLE – RELATED PARTY	—	—	—	—	336	(336)	—
DEFERRED INCOME TAXES	624	—	—	—	223	—	847
OTHER LONG-TERM LIABILITIES	227	4	—	—	109	—	340

Shareholders’/Member’s equity	409	1,102	592	2,094	8,623	(12,411)	409
Noncontrolling interest	—	—	—	—	304	(304)	—
Total shareholders’/member’s equity	409	1,102	592	2,094	8,927	(12,715)	409

Total liabilities and shareholders’/member’s equity	$1,272	$1,240	$2,358	$8,759	$15,276	$(13,300)	$15,605

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
Successor
As of December 31, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$3	$1	$—	$—	$4
Restricted cash and cash equivalents	—	—	—	—	28	—	28
Accounts receivable, net	—	1	—	—	246	—	247
Receivables from related party	57	182	8	8	—	(255)	—
Prepaid expenses and other current assets	30	20	—	—	27	—	77
Total current assets	87	203	11	9	301	(255)	356

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	34	—	—	6,785	—	6,819
Franchises	—	—	—	—	5,257	—	5,257
Customer relationships, net	—	—	—	—	2,000	—	2,000
Goodwill	—	—	—	—	951	—	951
Total investment in cable properties, net	—	34	—	—	14,993	—	15,027

CC VIII PREFERRED INTEREST	79	183	—	—	—	(262)	—

INVESTMENT IN SUBSIDIARIES	1,887	1,409	3,296	5,946	—	(12,538)	—

LOANS RECEIVABLE – RELATED PARTY	—	42	248	252	—	(542)	—

OTHER NONCURRENT ASSETS	—	158	—	43	153	—	354

Total assets	$2,053	$2,029	$3,555	$6,250	$15,447	$(13,597)	$15,737

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11	$138	$89	$40	$771	$—	$1,049
Payables to related party	—	—	—	—	255	(255)	—
Total current liabilities	11	138	89	40	1,026	(255)	1,049

LONG-TERM DEBT	—	—	2,057	2,914	7,335	—	12,306
LOANS PAYABLE – RELATED PARTY	—	—	—	—	542	(542)	—
DEFERRED INCOME TAXES	340	—	—	—	228	—	568
OTHER LONG-TERM LIABILITIES	224	4	—	—	108	—	336

Shareholders’/Member’s equity	1,478	1,887	1,409	3,296	5,946	(12,538)	1,478
Noncontrolling interest	—	—	—	—	262	(262)	—
Total shareholders’/member’s equity	1,478	1,887	1,409	3,296	6,208	(12,800)	1,478

Total liabilities and shareholders’/member’s equity	$2,053	$2,029	$3,555	$6,250	$15,447	$(13,597)	$15,737

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
Successor
For the year ended December 31, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$33	$124	$—	$—	$7,204	$(157)	$7,204

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	—	—	—	—	3,138	—	3,138
Selling, general and administrative	33	124	—	—	1,426	(157)	1,426
Depreciation and amortization	—	—	—	—	1,592	—	1,592
Other operating expenses, net	—	—	—	—	7	—	7

	33	124	—	—	6,163	(157)	6,163

Income from operations	—	—	—	—	1,041	—	1,041

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	1	(192)	(381)	(391)	—	(963)
Reorganization items, net	—	—	—	—	(3)	—	(3)
Loss on extinguishment of debt	—	—	(6)	—	(137)	—	(143)
Other expense, net	—	—	—	—	(2)	—	(2)
Equity in income (loss) of subsidiaries	(87)	(116)	82	463	—	(342)	—

	(87)	(115)	(116)	82	(533)	(342)	(1,111)

Income (loss) before income taxes	(87)	(115)	(116)	82	508	(342)	(70)

INCOME TAX BENEFIT (EXPENSE)	(295)	(1)	—	—	(3)	—	(299)

Consolidated net income (loss)	(382)	(116)	(116)	82	505	(342)	(369)

Less: Net (income) loss – noncontrolling interest	13	29	—	—	(42)	—	—

Net income (loss)	$(369)	$(87)	$(116)	$82	$463	$(342)	$(369)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
Successor
For the year ended December 31, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$33	$118	$—	$—	$7,059	$(151)	$7,059

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	—	—	—	—	3,064	—	3,064
Selling, general and administrative	33	118	—	—	1,422	(151)	1,422
Depreciation and amortization	—	—	—	—	1,524	—	1,524
Other operating expenses, net	—	—	—	—	25	—	25

	33	118	—	—	6,035	(151)	6,035

Income from operations	—	—	—	—	1,024	—	1,024

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	1	(196)	(142)	(540)	—	(877)
Reorganization items, net	—	—	—	—	(6)	—	(6)
Loss on extinguishment of debt	—	—	—	(17)	(68)	—	(85)
Other income, net	2	—	—	—	—	—	2
Equity in income (loss) of subsidiaries	25	(2)	194	353	—	(570)	—

	27	(1)	(2)	194	(614)	(570)	(966)

Income (loss) before income taxes	27	(1)	(2)	194	410	(570)	58

INCOME TAX EXPENSE	(275)	—	—	—	(20)	—	(295)

Consolidated net income (loss)	(248)	(1)	(2)	194	390	(570)	(237)

Less: Net (income) loss – noncontrolling interest	11	26	—	—	(37)	—	—

Net income (loss)	$(237)	$25	$(2)	$194	$353	$(570)	$(237)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
Successor
For the one month ended December 31, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$7	$12	$—	$—	$572	$(19)	$572

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	—	—	—	—	246	—	246
Selling, general and administrative	7	10	—	—	116	(17)	116
Depreciation and amortization	—	—	—	—	122	—	122
Other operating expenses, net	—	—	—	—	4	—	4

	7	10	—	—	488	(17)	488

Income from operations	—	2	—	—	84	(2)	84

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	—	(16)	(7)	(45)	—	(68)
Reorganization items, net	—	(2)	—	—	(3)	2	(3)
Other expense, net	(3)	—	—	—	—	—	(3)
Equity in income of subsidiaries	9	6	22	29	—	(66)	—

	6	4	6	22	(48)	(64)	(74)

Income before income taxes	6	6	6	22	36	(66)	10

INCOME TAX EXPENSE	(4)	—	—	—	(4)	—	(8)

Consolidated net income	2	6	6	22	32	(66)	2

Less: Net (income) loss – noncontrolling interest	—	3	—	—	(3)	—	—

Net income	$2	$9	$6	$22	$29	$(66)	$2

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
Predecessor
For the eleven months ended November 30, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$29	$306	$—	$—	$6,183	$(335)	$6,183

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	—	—	—	—	2,663	—	2,663
Selling, general and administrative	17	133	—	—	1,264	(150)	1,264
Depreciation and amortization	—	—	—	—	1,194	—	1,194
Impairment of franchises	—	—	—	—	2,163	—	2,163
Other operating income, net	—	—	—	—	(38)	—	(38)

	17	133	—	—	7,246	(150)	7,246

Income (loss) from operations	12	173	—	—	(1,063)	(185)	(1,063)

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	(204)	(233)	(68)	(515)	—	(1,020)
Gain (loss) due to Plan effects	(229)	7,400	(351)	—	(2)	—	6,818
Gain due to fresh start accounting adjustments	—	158	—	25	5,476	—	5,659
Reorganization items, net	(12)	(229)	(38)	(22)	(528)	185	(644)
Other income, net	—	—	—	—	(2)	—	(2)
Equity in income of subsidiaries	11,203	2,666	3,288	3,353	—	(20,510)	—

	10,962	9,791	2,666	3,288	4,429	(20,325)	10,811

Income before income taxes	10,974	9,964	2,666	3,288	3,366	(20,510)	9,748

INCOME TAX BENEFIT (EXPENSE)	390	—	—	—	(39)	—	351

Consolidated net income	11,364	9,964	2,666	3,288	3,327	(20,510)	10,099

Less: Net loss – noncontrolling interest	—	1,239	—	—	26	—	1,265

Net income	$11,364	$11,203	$2,666	$3,288	$3,353	$(20,510)	$11,364

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
Successor
For the year ended December 31, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(382)	$(116)	$(116)	$82	$505	$(342)	$(369)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	1,592	—	1,592
Noncash interest expense	—	—	(38)	20	52	—	34
Loss on extinguishment of debt	—	—	6	—	137	—	143
Deferred income taxes	294	—	—	—	(4)	—	290
Equity in (income) losses of subsidiaries	87	116	(82)	(463)	—	342	—
Other, net	—	—	—	—	33	—	33
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	—	(5)	—	—	(20)	—	(25)
Prepaid expenses and other assets	1	(1)	—	—	1	—	1
Accounts payable, accrued expenses and other	1	(2)	(14)	58	(5)	—	38
Receivables from and payables to related party	(1)	9	(9)	(7)	8	—	—

Net cash flows from operating activities	—	1	(253)	(310)	2,299	—	1,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,311)	—	(1,311)
Change in accrued expenses related to capital expenditures	—	—	—	—	57	—	57
Purchase of cable systems	—	—	—	—	(89)	—	(89)
Contribution to subsidiary	—	—	—	(2,837)	—	2,837	—
Distributions from subsidiary	528	3,645	1,311	650	—	(6,134)	—
Loans to subsidiaries	—	—	—	—	—	—	—
Other, net	—	—	—	—	(24)	—	(24)

Net cash flows from investing activities	528	3,645	1,311	(2,187)	(1,367)	(3,297)	(1,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	3,640	1,849	—	5,489
Repayments of long-term debt	—	—	(332)	—	(4,740)	—	(5,072)
Borrowings (payments) loans payable - related parties	—	—	—	223	(223)	—	—
Payment for debt issuance costs	—	—	—	(54)	(8)	—	(62)
Purchase of treasury stock	(533)	(200)	—	—	—	—	(733)
Contributions from parent	—	—	—	—	2,837	(2,837)	—
Distributions to parent	—	(3,444)	(729)	(1,311)	(650)	6,134	—
Other, net	5	(2)	—	—	2	—	5

Net cash flows from financing activities	(528)	(3,646)	(1,061)	2,498	(933)	3,297	(373)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(3)	1	(1)	—	(3)
CASH AND CASH EQUIVALENTS, beginning of period	—	—	3	1	28	—	32

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$2	$27	$—	$29

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
Successor
For the year ended December 31, 2010

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(248)	$(1)	$(2)	$194	$390	$(570)	$(237)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	1,524	—	1,524
Noncash interest expense	—	—	(35)	12	97	—	74
Loss on extinguishment of debt	—	—	—	15	66	—	81
Deferred income taxes	275	—	—	—	12	—	287
Equity in (income) losses of subsidiaries	(25)	2	(194)	(353)	—	570	—
Other, net	(2)	2	—	—	34	—	34
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Prepaid expenses and other assets	(2)	4	—	—	20	—	22
Accounts payable, accrued expenses and other	—	—	70	31	25	—	126
Receivables from and payables to related party	(18)	(21)	(16)	(14)	69	—	—

Net cash flows from operating activities	(20)	(14)	(177)	(115)	2,237	—	1,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,209)	—	(1,209)
Change in accrued expenses related to capital expenditures	—	—	—	—	8	—	8
Contribution to subsidiary	(45)	(77)	(5)	(1,697)	—	1,824	—
Distributions from subsidiary	6	36	172	251	—	(465)	—
Loans to subsidiaries	—	(30)	—	—	—	30	—
Other, net	—	—	—	—	31	—	31

Net cash flows from investing activities	(39)	(71)	167	(1,446)	(1,170)	1,389	(1,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	2,600	515	—	3,115
Repayments of long-term debt	—	—	—	(826)	(3,526)	—	(4,352)
Repayments of preferred stock	(138)	—	—	—	—	—	(138)
Payment for debt issuance costs	—	—	—	(45)	(31)	—	(76)
Purchase of treasury stock	(6)	—	—	—	—	—	(6)
Contributions from parent	—	109	13	5	1,697	(1,824)	—
Distributions to parent	—	(36)	(6)	(172)	(251)	465	—
Borrowings from parent	—	—	—	—	30	(30)	—
Other, net	—	—	—	—	(6)	—	(6)

Net cash flows from financing activities	(144)	73	7	1,562	(1,572)	(1,389)	(1,463)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(203)	(12)	(3)	1	(505)	—	(722)
CASH AND CASH EQUIVALENTS, beginning of period	203	12	6	—	533	—	754

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$3	$1	$28	$—	$32

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
Successor
For the one month ended December 31, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2	$6	$6	$22	$32	$(66)	$2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	122	—	122
Noncash interest expense	—	—	(5)	1	9	—	5
Deferred income taxes	4	—	—	—	3	—	7
Equity in losses of subsidiaries	(9)	(6)	(22)	(29)	—	66	—
Other, net	2	1	—	—	—	—	3
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	—	—	—	—	26	—	26
Prepaid expenses and other assets	—	—	—	—	2	—	2
Accounts payable, accrued expenses and other	(14)	(16)	21	6	19	—	16
Receivables from and payables to related party	—	18	—	—	(18)	—	—

Net cash flows from operating activities	(15)	3	—	—	195	—	183

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(108)	—	(108)
Other, net	—	—	—	—	(3)	—	(3)

Net cash flows from investing activities	—	—	—	—	(111)	—	(111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	—	—	—	(17)	—	(17)

Net cash flows from financing activities	—	—	—	—	(17)	—	(17)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15)	3	—	—	67	—	55
CASH AND CASH EQUIVALENTS, beginning of period	218	9	6	—	466	—	699

CASH AND CASH EQUIVALENTS, end of period	$203	$12	$6	$—	$533	$—	$754

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
Predecessor
For the eleven months ended November 30, 2009

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$11,364	$9,964	$2,666	$3,288	$3,327	$(20,510)	$10,099
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	1,194	—	1,194
Impairment of franchises	—	—	—	—	2,163	—	2,163
Noncash interest expense	—	11	9	2	20	—	42
(Gain) loss due to effects of Plan	229	(7,400)	351	—	2	—	(6,818)
Gain due to fresh start accounting adjustments	—	(158)	—	(25)	(5,476)	—	(5,659)
Noncash reorganization items, net	—	56	(8)	—	122	—	170
Deferred income taxes	(390)	—	—	—	32	—	(358)
Equity in income of subsidiaries	(11,203)	(2,666)	(3,288)	(3,353)	—	20,510	—
Other, net	—	(1)	—	1	35	—	35
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	—	—	—	—	(52)	—	(52)
Prepaid expenses and other assets	—	(12)	—	—	(24)	—	(36)
Accounts payable, accrued expenses and other	(18)	195	279	(6)	(658)	(136)	(344)
Receivables from and payables to related party, including deferred management fees	—	14	(8)	(10)	(21)	—	(25)

Net cash flows from operating activities	(18)	3	1	(103)	664	(136)	411

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,026)	—	(1,026)
Change in accrued expenses related to capital expenditures	—	—	—	—	(10)	—	(10)
Purchase of CC VIII interest	(150)	—	—	—	—	—	(150)
Purchase of CCH II notes and accrued interest	(1,112)	—	—	—	—	1,112	—
Contribution to subsidiary	(71)	(255)	(51)	(25)	—	402	—
Payments from subsidiaries	19	—	—	75	—	(94)	—
Other, net	—	—	—	—	(7)	—	(7)

Net cash flows from investing activities	(1,314)	(255)	(51)	50	(1,043)	1,420	(1,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Rights Offering	1,614	—	—	—	—	—	1,614
Repayments of long-term debt	(25)	—	—	—	(53)	(976)	(1,054)
Repayments to parent companies	—	(19)	—	—	(75)	94	—
Payments for debt issuance costs	(39)	—	—	—	—	—	(39)
Contributions from parent	—	275	51	51	25	(402)	—
Other, net	—	(2)	—	—	2	—	—

Net cash flows from financing activities	1,550	254	51	51	(101)	(1,284)	521

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	218	2	1	(2)	(480)	—	(261)
CASH AND CASH EQUIVALENTS, beginning of period	—	7	5	2	946	—	960

CASH AND CASH EQUIVALENTS, end of period	$218	$9	$6	$—	$466	$—	$699