Form 10-Q
period 2012-03-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2012-05-08
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares of Class A common stock outstanding as of March 31, 2012: 100,558,818

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2012

This quarterly report on Form 10-Q is for the three months ended March 31, 2012. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward‑looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward‑looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” under Part II, Item 1A and the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward‑looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “create” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward‑looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4	$2
Restricted cash and cash equivalents	27	27
Accounts receivable, less allowance for doubtful accounts of
$13 and $16, respectively	231	272
Prepaid expenses and other current assets	76	69
Total current assets	338	370

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $2,682 and $2,364, respectively	6,906	6,897
Franchises	5,291	5,288
Customer relationships, net	1,634	1,704
Goodwill	954	954
Total investment in cable properties, net	14,785	14,843

OTHER NONCURRENT ASSETS	396	392

Total assets	$15,519	$15,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	1,140	1,153
Total current liabilities	1,140	1,153

LONG-TERM DEBT	12,802	12,856
DEFERRED INCOME TAXES	917	847
OTHER LONG-TERM LIABILITIES	334	340

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
100,564,176 and 100,570,418 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no non-redeemable shares issued and outstanding	—	—
Additional paid-in capital	1,568	1,556
Accumulated deficit	(1,178)	(1,082)
Treasury stock at cost; 5,358 and 0 shares, respectively	—	—
Accumulated other comprehensive loss	(64)	(65)
Total shareholders’ equity	326	409

Total liabilities and shareholders’ equity	$15,519	$15,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended March 31,
	2012	2011

REVENUES	$1,827	$1,770

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	814	768
Selling, general and administrative	372	345
Depreciation and amortization	408	383
Other operating expenses, net	3	5

	1,597	1,501

Income from operations	230	269

OTHER EXPENSES:
Interest expense, net	(237)	(233)
Loss on extinguishment of debt	(15)	(67)
Other expense, net	(1)	—

	(253)	(300)

Loss before income taxes	(23)	(31)

Income tax expense	(71)	(79)

Net loss	$(94)	$(110)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(0.95)	$(0.97)

Weighted average common shares outstanding, basic and diluted	99,432,960	113,224,303

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2012	2011

Net loss	$(94)	$(110)
Changes in fair value of interest rate swap agreements, net of tax	1	11

Comprehensive loss	$(93)	$(99)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94)	$(110)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	408	383
Noncash interest expense	14	12
Loss on extinguishment of debt	15	67
Deferred income taxes	70	77
Other, net	11	7
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	40	24
Prepaid expenses and other assets	(8)	(9)
Accounts payable, accrued expenses and other	(2)	(4)
Net cash flows from operating activities	454	447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(340)	(356)
Change in accrued expenses related to capital expenditures	(12)	(19)
Other, net	(13)	(6)
Net cash flows from investing activities	(365)	(381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,469	1,846
Repayments of long-term debt	(1,539)	(1,666)
Payments for debt issuance costs	(10)	(22)
Purchase of treasury stock	(3)	(207)
Other, net	(4)	5
Net cash flows from financing activities	(87)	(44)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2	22
CASH AND CASH EQUIVALENTS, beginning of period	29	32
CASH AND CASH EQUIVALENTS, end of period	$31	$54

CASH PAID FOR INTEREST	$216	$202

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures typically included in Charter's Annual Report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment, intangibles and goodwill; income taxes; contingencies and programming expense. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform with the 2012 presentation.

Restricted cash and cash equivalents on the accompanying condensed consolidated balance sheets consist of amounts held in escrow accounts pending final resolution from the Bankruptcy Court. Restricted cash is included in cash and cash equivalents on the accompanying condensed consolidated statements of cash flows.  See Note 10.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2.    Franchises, Goodwill and Other Intangible Assets

As of March 31, 2012 and December 31, 2011, indefinite lived and finite-lived intangible assets are presented in the following table:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite lived intangible assets:
Franchises	$5,291	$—	$5,291	$5,288	$—	$5,288
Goodwill	954	—	954	954	—	954
Trademarks	158	—	158	158	—	158

	$6,403	$—	$6,403	$6,400	$—	$6,400

Finite-lived intangible assets:
Customer relationships	$2,369	$735	$1,634	$2,368	$664	$1,704
Other intangible assets	85	19	66	79	16	63
	$2,454	$754	$1,700	$2,447	$680	$1,767

Amortization expense related to customer relationships and other intangible assets for the three months ended March 31, 2012 and 2011 was $74 million and $79 million, respectively. Franchises and customer relationships increased by $3 million and $1 million, respectively, as a result of cable system acquisitions completed during the three months ended March 31, 2012.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

Nine months ended December 31, 2012	$219
2013	266
2014	240
2015	213
2016	187
Thereafter	575

$1,700

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Accounts payable – trade	$161	$142
Accrued capital expenditures	131	143
Accrued expenses:
Interest	198	191
Programming costs	320	303
Franchise related fees	44	50
Compensation	95	123
Other	191	201

	$1,140	$1,153

4.    Long-Term Debt

Long-term debt consists of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCH II, LLC:
13.500% senior notes due November 30, 2016	$1,146	$1,304	$1,480	$1,692
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	1,000	1,000	1,000	1,000
7.875% senior notes due April 30, 2018	900	900	900	900
7.000% senior notes due January 15, 2019	1,400	1,391	1,400	1,391
8.125% senior notes due April 30, 2020	700	700	700	700
7.375% senior notes due June 1, 2020	750	750	750	750
6.500% senior notes due April 30, 2021	1,500	1,500	1,500	1,500
6.625% senior notes due January 31, 2022	750	746	—	—
Credit facility due September 6, 2014	350	329	350	326
Charter Communications Operating, LLC:
8.000% senior second-lien notes due April 30, 2012	201	201	500	502
10.875% senior second-lien notes due September 15, 2014	—	—	312	331
Credit facilities	4,136	3,981	3,929	3,764
Long-Term Debt	$12,833	$12,802	$12,821	$12,856

The accreted values presented above represent the fair value of the notes as of the date the Company emerged from Bankruptcy (see Note 10) or the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $1.1 billion as of March 31, 2012, and as such, debt maturing in the next twelve months is classified as long-term.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

In January 2011, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. closed on transactions in which they issued $1.4 billion aggregate principal amount of 7.00% senior notes due 2019. The net proceeds of the issuances were contributed by CCO Holdings to Charter Communications Operating, LLC ("Charter Operating") as a capital contribution and were used to repay indebtedness under the Charter Operating credit facilities. The Company recorded a loss on extinguishment of debt of approximately $67 million for the three months ended March 31, 2011 related to these transactions.

In January 2012, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $750 million aggregate principal amount of 6.625% senior notes due 2022. The notes were issued at a price of 99.5% of the aggregate principal amount. The net proceeds of the notes were used, along with a draw on the $500 million delayed draw portion of the Charter Operating Term Loan A facility, to repurchase $300 million aggregate principal amount of Charter Operating's outstanding 8.00% senior second-lien notes due 2012, $294 million aggregate principal amount of Charter Operating's 10.875% senior second-lien notes due 2014 and $334 million aggregate principal amount of CCH II's 13.50% senior notes due 2016, as well as to repay amounts outstanding under the Company's revolving credit facility. The tender offers closed in January and February 2012 and the Company recorded a loss on extinguishment of debt of approximately $15 million on this transaction for the three months ended March 31, 2012.

In March 2012, Charter Operating redeemed the remaining $18 million of 10.875% senior notes due 2014 pursuant to a notice of redemption.

In April 2012, Charter Operating entered into a senior secured term loan D facility pursuant to the terms of the Charter Operating credit agreement providing for $750 million of term loans with a final maturity date of May 15, 2019. Pricing on the new term loan D was set at LIBOR plus 3% with a LIBOR floor of 1%, and issued at a price of 99.5% of the aggregate principal amount. The proceeds were used to refinance Charter Operating's existing term loan B-1 and term loan B-2, both due 2014, with the remaining amount used to pay down a portion of its existing term loan C due 2016. Charter Operating concurrently amended and restated its existing $1.3 billion revolving credit facility with a new $1.15 billion revolving credit facility due 2017 at the interest rate of LIBOR plus 2.25% and amended and restated its existing credit agreement dated March 31, 2010 (the “Existing Credit Agreement”). The amendments to the Existing Credit Agreement included, among other things, certain allowances under the negative covenants, the calculation of certain financial covenants and changes to the related financial definitions, and the thresholds for certain events of default. The Company expects to record a non-cash loss on the refinancing of approximately $60 million during the second quarter of 2012 related to these transactions.

In April 2012, CCO Holdings entered into an amendment to its existing credit agreement dated March 6, 2007 which included, among other things, amendments to the Change of Control definition and certain other provisions and definitions related thereto. The Change of Control definition was amended to conform to the provision contained in Charter Operating's credit agreement so that a Change in Control could now occur upon both the consummation of any transaction resulting in any person or group having power to vote more than 50% of the ordinary voting power and a Ratings Event as defined in the credit agreement. Previously, the percentage of voting power necessary for a Change of Control had been 35%, and the definition of Change of Control did not include a Ratings Event.

5.    Treasury Stock

On March 22, 2011, the Company purchased, in a private transaction, 4.5 million shares of Charter’s Class A common stock from funds advised by Franklin Advisers, Inc.  The price paid was $46.10 per share for a total of $207 million.  The transaction was funded from existing cash on hand and available liquidity.  The shares were reflected on the Company's condensed consolidated balance sheets as treasury stock until retired in December 2011.

In January 2012, the Company purchased, in a private transaction with a shareholder, 49,332 shares of its common stock at $55.18 for a total of $3 million. These shares were retired in January 2012.

During the three months ended March 31, 2012, the Company withheld 5,358 shares of its common stock in payment of income tax withholding owed by employees upon vesting of restricted shares. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders' equity.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

6.     Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate swap agreements to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates. The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt. Using interest rate swap agreements, including those entered into in April 2012 discussed below, the Company agrees to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

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

The effect of derivative instruments on the Company’s condensed consolidated balance sheets is presented in the table below:

	March 31, 2012	December 31, 2011

Other long-term liabilities:
Fair value of interest rate derivatives designated as hedges	$64	$65

Accumulated other comprehensive loss:
Interest rate derivatives designated as hedges	$(64)	$(65)

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in accumulated other comprehensive loss. The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses).

The effects of derivative instruments on the Company’s condensed consolidated statements of comprehensive loss and condensed consolidated statements of operations is presented in the table below.

	Three Months Ended March 31,
	2012	2011

Other comprehensive loss:
Gain on interest rate derivatives designated as hedges (effective portion)	$1	$11

Net loss:
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	$(8)	$(10)

As of March 31, 2012 and December 31, 2011, the Company had $2.0 billion in notional amounts of interest rate swap agreements outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

In April 2012, the Company entered into $1.1 billion in notional amounts of delayed start interest rate swap agreements, extending until 2016 and 2017 a portion of the portfolio that is scheduled to expire in 2013 through 2015.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

7.    Fair Value Measurements

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2012 and December 31, 2011 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s debt at March 31, 2012 and December 31, 2011 are based on quoted market prices and is classified within Level 1 (defined below) of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
CCH II debt	$1,304	$1,311	$1,692	$1,713
CCO Holdings debt	$6,987	$7,488	$6,241	$6,630
Charter Operating debt	$201	$202	$833	$847
Credit facilities	$4,310	$4,450	$4,090	$4,193

The interest rate derivatives designated as hedges were valued as $64 million and $65 million liabilities as of March 31, 2012 and December 31, 2011, respectively, using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 (defined below) of the valuation hierarchy. The weighted average pay rate for the Company’s interest rate swap agreements was 2.25% at both March 31, 2012 and December 31, 2011 (exclusive of applicable spreads).

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

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded in the three months ended March 31, 2012 and 2011.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

8.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Three Months Ended March 31,
	2012	2011

Loss on sale of assets, net	$1	$—
Special charges, net	2	5

	$3	$5

Loss on sale of assets, net

Loss on sale of assets represents the loss recognized on the sales of fixed assets and cable systems.

Special charges, net

Special charges, net for the three months ended March 31, 2012 and 2011 primarily includes severance charges.

9.    Income Taxes

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

For the three months ended March 31, 2012 and 2011, the Company recorded $71 million and $79 million of income tax expense, respectively. The income tax expense is recognized primarily through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

As of March 31, 2012 and December 31, 2011, the Company had net deferred income tax liabilities of approximately $894 million and $824 million, respectively. Included in net deferred tax liabilities is net current deferred assets of $23 million as of March 31, 2012 and December 31, 2011 included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets of the Company. Net deferred tax liabilities included approximately $221 million at March 31, 2012 and December 31, 2011 relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of the Company's net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

No tax years for Charter or Charter Holdco are currently under examination by the Internal Revenue Service.  Tax years ending 2008 through 2011 remain subject to examination and assessment. Years prior to 2008 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

10.     Contingencies

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Two appeals are pending relating to confirmation of the Plan, the appeals by (i) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); and (ii) R2 Investments, LDC (“R2 Investments”) (a former equity interest holder in Charter). The appeals by Law Debenture Trust and R2 Investments were denied by the District Court for the Southern District of New York in March 2011. Both Law Debenture Trust and R2 Investments have appealed that ruling. The Company cannot predict the ultimate outcome of the appeals nor can it estimate a reasonable range of loss.

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

11.     Stock Compensation Plans

Charter’s 2009 Stock Incentive Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting services for the Company, are eligible for grants under the 2009 Stock Incentive Plan.

During the three months ended March 31, 2011, the Company granted 12,500 shares of restricted stock. Restricted stock vests annually over a one to four-year period beginning from the date of grant. During the three months ended March 31, 2012 and 2011, the Company granted 6,000 and 14,300 stock options. Stock options generally vest annually over four years from either the grant date or delayed vesting commencement dates. Stock options generally expire ten years from the grant date. During the three months ended March 31, 2012, the Company granted 15,500 restricted stock units. Restricted stock units have no voting rights and vest ratably over four years from either the grant date or delayed vesting commencement dates. As of March 31, 2012, total unrecognized compensation remaining to be recognized in future periods totaled $39 million for restricted stock, $59 million for stock options and $10 million for restricted stock units and the weighted average period over which it is expected to be recognized is 3 years for restricted stock, stock options and restricted stock units.

The Company recorded $11 million and $7 million of stock compensation expense for the three months ended March 31, 2012 and 2011, respectively, which is included in selling, general, and administrative expense and other operating expenses, net.

12.     Consolidating Schedules

The CCO Holdings notes and the CCO Holdings credit facility are obligations of CCO Holdings. The CCH II notes are obligations of CCH II. However, these notes of CCO Holdings and CCH II are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

X Rule 3-10, Financial Statements of Guarantors and Affiliates Whose Securities Collateralize an Issue Registered or Being Registered. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

Condensed consolidating financial statements as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2012

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2	$—	$—	$2	$—	$—	$4
Restricted cash and cash equivalents	—	—	—	—	27	—	27
Accounts receivable, net	—	4	—	—	227	—	231
Receivables from related party	65	135	1	2	—	(203)	—
Prepaid expenses and other current assets	22	9	—	—	45	—	76
Total current assets	89	148	1	4	299	(203)	338

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	33	—	—	6,873	—	6,906
Franchises	—	—	—	—	5,291	—	5,291
Customer relationships, net	—	—	—	—	1,634	—	1,634
Goodwill	—	—	—	—	954	—	954
Total investment in cable properties, net	—	33	—	—	14,752	—	14,785

CC VIII PREFERRED INTEREST	94	219	—	—	—	(313)	—

INVESTMENT IN SUBSIDIARIES	1,071	555	1,611	8,638	—	(11,875)	—

LOANS RECEIVABLE – RELATED PARTY	—	44	265	359	—	(668)	—

OTHER NONCURRENT ASSETS	—	158	—	98	140	—	396

Total assets	$1,254	$1,157	$1,877	$9,099	$15,191	$(13,059)	$15,519

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7	$82	$18	$172	$861	$—	$1,140
Payables to related party	—	—	—	—	203	(203)	—
Total current liabilities	7	82	18	172	1,064	(203)	1,140

LONG-TERM DEBT	—	—	1,304	7,316	4,182	—	12,802
LOANS PAYABLE – RELATED PARTY	—	—	—	—	668	(668)	—
DEFERRED INCOME TAXES	694	—	—	—	223	—	917
OTHER LONG-TERM LIABILITIES	227	4	—	—	103	—	334

Shareholders’/Member’s equity	326	1,071	555	1,611	8,638	(11,875)	326
Noncontrolling interest	—	—	—	—	313	(313)	—
Total shareholders’/member’s equity	326	1,071	555	1,611	8,951	(12,188)	326

Total liabilities and shareholders’/member’s equity	$1,254	$1,157	$1,877	$9,099	$15,191	$(13,059)	$15,519

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2012

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$6	$36	$—	$—	$1,827	$(42)	$1,827

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	—	—	—	—	814	—	814
Selling, general and administrative	6	36	—	—	372	(42)	372
Depreciation and amortization	—	—	—	—	408	—	408
Other operating expenses, net	—	—	—	—	3	—	3

	6	36	—	—	1,597	(42)	1,597

Income from operations	—	—	—	—	230	—	230

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	—	(34)	(127)	(76)	—	(237)
Loss on extinguishment of debt	—	—	(6)	—	(9)	—	(15)
Other expense, net	—	—	—	—	(1)	—	(1)
Equity in income (loss) of subsidiaries	(28)	(34)	6	133	—	(77)	—

	(28)	(34)	(34)	6	(86)	(77)	(253)

Income (loss) before income taxes	(28)	(34)	(34)	6	144	(77)	(23)

INCOME TAX EXPENSE	(69)	—	—	—	(2)	—	(71)

Consolidated net income (loss)	(97)	(34)	(34)	6	142	(77)	(94)

Less: Net (income) loss – noncontrolling interest	3	6	—	—	(9)	—	—

Net income (loss)	$(94)	$(28)	$(34)	$6	$133	$(77)	$(94)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$10	$29	$—	$—	$1,770	$(39)	$1,770

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	—	—	—	—	768	—	768
Selling, general and administrative	10	29	—	—	345	(39)	345
Depreciation and amortization	—	—	—	—	383	—	383
Other operating expenses, net	—	—	—	—	5	—	5

	10	29	—	—	1,501	(39)	1,501

Income from operations	—	—	—	—	269	—	269

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	—	(48)	(76)	(109)	—	(233)
Loss on extinguishment of debt	—	—	—	—	(67)	—	(67)
Equity in income (loss) of subsidiaries	(40)	(47)	1	77	—	9	—

	(40)	(47)	(47)	1	(176)	9	(300)

Income (loss) before income taxes	(40)	(47)	(47)	1	93	9	(31)

INCOME TAX EXPENSE	(73)	—	—	—	(6)	—	(79)

Consolidated net income (loss)	(113)	(47)	(47)	1	87	9	(110)

Less: Net (income) loss – noncontrolling interest	3	7	—	—	(10)	—	—

Net income (loss)	$(110)	$(40)	$(47)	$1	$77	$9	$(110)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended March 31, 2012

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(97)	$(34)	$(34)	$6	$142	$(77)	$(94)
Changes in fair value of interest rate swap agreements, net of tax	—	—	—	—	1	—	1

Comprehensive income (loss)	$(97)	$(34)	$(34)	$6	$143	$(77)	$(93)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended March 31, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(113)	$(47)	$(47)	$1	$87	$9	$(110)
Changes in fair value of interest rate swap agreements, net of tax	—	—	—	—	11	—	11

Comprehensive income (loss)	$(113)	$(47)	$(47)	$1	$98	$9	$(99)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2012

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(97)	$(34)	$(34)	$6	$142	$(77)	$(94)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	408	—	408
Noncash interest expense	—	—	(8)	6	16	—	14
Loss on extinguishment of debt	—	—	6	—	9	—	15
Deferred income taxes	70	—	—	—	—	—	70
Equity in (income) losses of subsidiaries	28	34	(6)	(133)	—	77	—
Other, net	(1)	1	—	(1)	12	—	11
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	—	—	—	—	40	—	40
Prepaid expenses and other assets	1	11	—	—	(20)	—	(8)
Accounts payable, accrued expenses and other	(5)	(53)	(56)	73	39	—	(2)
Receivables from and payables to related party	4	41	(2)	(2)	(41)	—	—

Net cash flows from operating activities	—	—	(100)	(51)	605	—	454

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(340)	—	(340)
Change in accrued expenses related to capital expenditures	—	—	—	—	(12)	—	(12)
Contribution to subsidiary	—	—	—	(419)	—	419	—
Distributions from subsidiary	3	15	489	538	—	(1,045)	—
Other, net	—	—	—	—	(13)	—	(13)

Net cash flows from investing activities	3	15	489	119	(365)	(626)	(365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	746	723	—	1,469
Repayments of long-term debt	—	—	(386)	—	(1,153)	—	(1,539)
Borrowings (payments) loans payable - related parties	—	—	—	(314)	314	—	—
Payment for debt issuance costs	—	—	—	(10)	—	—	(10)
Purchase of treasury stock	(3)	—	—	—	—	—	(3)
Contributions from parent	—	—	—	—	419	(419)	—
Distributions to parent	—	(15)	(3)	(489)	(538)	1,045	—
Other, net	2	—	—	(1)	(5)	—	(4)

Net cash flows from financing activities	(1)	(15)	(389)	(68)	(240)	626	(87)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2	—	—	—	—	—	2
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	2	27	—	29

CASH AND CASH EQUIVALENTS, end of period	$2	$—	$—	$2	$27	$—	$31

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(113)	$(47)	$(47)	$1	$87	$9	$(110)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	383	—	383
Noncash interest expense	—	—	(9)	5	16	—	12
Loss on extinguishment of debt	—	—	—	—	67	—	67
Deferred income taxes	73	—	—	—	4	—	77
Equity in (income) losses of subsidiaries	40	47	(1)	(77)	—	(9)	—
Other, net	—	—	—	—	7	—	7
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	—	1	—	—	23	—	24
Prepaid expenses and other assets	—	3	—	—	(12)	—	(9)
Accounts payable, accrued expenses and other	—	(12)	(60)	73	(5)	—	(4)
Receivables from and payables to related party	—	8	(2)	(2)	(4)	—	—

Net cash flows from operating activities	—	—	(119)	—	566	—	447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(356)	—	(356)
Change in accrued expenses related to capital expenditures	—	—	—	—	(19)	—	(19)
Contribution to subsidiary	—	—	—	(1,369)	—	1,369	—
Distributions from subsidiary	206	1,030	322	122	—	(1,680)	—
Other, net	—	—	—	—	(6)	—	(6)

Net cash flows from investing activities	206	1,030	322	(1,247)	(381)	(311)	(381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	1,390	456	—	1,846
Repayments of long-term debt	—	—	—	—	(1,666)	—	(1,666)
Borrowings (repayments) loans payable - related parties	—	—	—	202	(202)	—	—
Payment for debt issuance costs	—	—	—	(22)	—	—	(22)
Purchase of treasury stock	(207)	—	—	—	—	—	(207)
Contributions from parent	—	—	—	—	1,369	(1,369)	—
Distributions to parent	—	(1,030)	(206)	(322)	(122)	1,680	—
Other, net	2	—	—	—	3	—	5

Net cash flows from financing activities	(205)	(1,030)	(206)	1,248	(162)	311	(44)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	—	(3)	1	23	—	22
CASH AND CASH EQUIVALENTS, beginning of period	—	—	3	1	28	—	32

CASH AND CASH EQUIVALENTS, end of period	$1	$—	$—	$2	$51	$—	$54

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter owns cable systems through its subsidiaries.

We are a cable operator providing services in the United States with approximately 5.3 million residential and commercial customers at March 31, 2012. We offer our customers traditional cable video programming (basic and digital video), Internet services, and telephone services, as well as advanced video services such as OnDemandTM (“OnDemand”), high definition ("HD") television and digital video recorder (“DVR”) service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers.

Overview

We believe that continued competition and the weakened economic conditions in the United States, including the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services, particularly basic video. Our video competitors often offer more channels, including more HD channels, and typically only offer digital services which have a better picture quality compared to our analog product. In the current economic environment and with increased marketing highlighting perceived differences between competitive video products, customers have been more willing to consider our competitors' products especially when those competitors are relatively new entrants and are often offering significant incentives to switch providers. We also believe some customers have chosen to receive video over the Internet rather than through our OnDemand and premium video services, thereby reducing our video revenues. These conditions combined with our disciplined customer acquisition strategy contributed to video revenues declining 2% for the three months ended March 31, 2012 compared to the corresponding period in 2011. Total revenue growth was 3% for the three months ended March 31, 2012 compared to the corresponding period in 2011 as we continued to grow our commercial, Internet and telephone businesses. However, we believe competition from wireless and economic factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business.

Our business plans include goals for increasing the number of customers and revenue.  To reach our goals, we have been working to further improve the quality of the video product we offer today.  We now expect to accelerate these improvements, specifically as we enter the third quarter of 2012.  Charter's goal was 100 HD channels by the end of the year.  We are now on a path to reach 100 HD channels by mid-year.  We also are focused on tactics to achieve higher digital and HD-DVR penetration including increasing the penetration of these services per household we serve.  We believe our current digital offerings and HD-DVR products enable us to provide a compelling digital offer for existing customers and successfully compete for new video relationships.  We continue to simplify our offers and pricing and improve our packaging of products to bring more value to our customers, particularly for securing new customers as we focus on increasing the penetration of our products in our markets.  Despite these plans, we may continue to experience challenges in increasing, or we may continue to lose, customers and our focus on growth will likely result in higher levels of expenditures.  If the economic and competitive conditions discussed above do not improve or our efforts to improve our products and the way we market those products are not ultimately successful in increasing our growth, we believe our business and results of operations will be adversely affected which may contribute to future impairments of our franchises and goodwill.

For the three months ended March 31, 2012 and 2011, adjusted earnings (loss) before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $652 million and $663 million, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA decreased as a result of an increase in programming costs, higher expense associated with driving higher growth and investment in the customer experience. For the three months ended March 31, 2012 and 2011, our income from operations was $230 million and $269 million, respectively.  The decrease in income from operations for the three months ended March 31, 2012 is primarily due to increases in depreciation and amortization and decreases in Adjusted EBITDA referenced above.

The following table summarizes our customer statistics for basic video, digital video, Internet and telephone as of March 31, 2012 and 2011 (in thousands).

	Approximate as of
	March 31,
	2012	(a)	2011	(a)

Video (b)	4,164		4,302
Internet (c)	3,633		3,334
Phone (d)	1,822		1,741
Residential PSUs (e)	9,619		9,377

Video (b)(f)	177		181
Internet (c)	169		133
Phone (d)	85		64
Commercial PSUs (e)	431		378

Digital video RGUs (g)	3,473		3,392

Total RGUs (h)	13,523		13,147

Residential ARPU
Video (i)	$72		$71
Internet (i)	$42		$42
Phone (i)	$40		$41

After giving effect to acquisitions of cable systems in 2011, residential basic video customers, residential Internet customers and residential telephone customers would have been approximately 4,330,000, 3,353,000 and 1,746,000, respectively, as of March 31, 2011. After giving effect to acquisitions of cable systems in 2011, commercial basic video customers, commercial Internet customers, commercial telephone customers and digital video revenue generating units would have been approximately 181,000, 142,000, 64,000 and 3,401,000, respectively, as of March 31, 2011.

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at March 31, 2012 and 2011, customers include approximately 11,500 and 12,500 customers, respectively, whose accounts were over 60 days past due in payment, approximately 1,500 and 1,700 customers, respectively, whose accounts were over 90 days past due in payment, and approximately 1,300 and 1,100 customers, respectively, whose accounts were over 120 days past due in payment.

(b)
“Video customers” represent those customers who subscribe to our video cable services. Effective January 1, 2012, Charter revised its reporting of customers whereby customers residing in multi-dwelling residential structures are now included in residential customer relationships and PSUs (see footnote (e)) rather than commercial. Further, residential PSUs and customer relationships are no longer calculated on an EBU (see footnote (f)) basis but are based on separate billing relationships. The impact of these changes increased residential customer relationships and PSUs and reduced commercial customer relationships and PSUs, with an overall net decrease to total customer relationships and PSUs. Prior periods were reclassified to conform to the 2012 presentation.

(c)	“Internet customers” represent those customers who subscribe to our Internet service.

(d)	“Telephone customers” represent those customers who subscribe to our telephone service.

(e)	“Primary Service Units” or “PSUs” represent the total of video, Internet and telephone customers.

(f)
Included within commercial video customers are those in commercial structures, which are calculated on an equivalent bulk unit (“EBU”) basis. We calculate EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service. This EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators (“MSOs”). As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service customers, our EBU count will decline even if there is no real loss in commercial service customers.

(g)	“Digital video RGUs” include all video customers that rent one or more digital set-top boxes or cable cards.

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

(i)
"Average Monthly Revenue Per Customer" or "ARPU" represents quarterly revenue for the service indicated, divided by three, divided by the average number of customers for the service indicated during the respective quarter.

We have a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses, interest expenses that we incur because of our debt, depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties, amortization expenses of customer relationships and non-cash taxes resulting from increases in our deferred tax liabilities.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended March 31,
	2012		2011

Revenues	$1,827	100%	$1,770	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	814	45%	768	43%
Selling, general and administrative	372	20%	345	20%
Depreciation and amortization	408	22%	383	22%
Other operating expenses, net	3	—%	5	—%
	1,597	87%	1,501	85%
Income from operations	230	13%	269	15%

Other Expenses:
Interest expense, net	(237)		(233)
Loss on extinguishment of debt	(15)		(67)
Other expense, net	(1)		—
	(253)		(300)

Loss before income taxes	(23)		(31)

Income tax expense	(71)		(79)

Net loss	$(94)		$(110)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(0.95)		$(0.97)

Weighted average common shares outstanding, basic and diluted	99,432,960		113,224,303

Revenues. Total revenue grew $57 million or 3% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Revenue growth primarily reflects increases in the number of residential Internet and telephone and commercial business customers, price increases, and incremental video revenues from DVR and HD television services, offset by a decrease in basic video customers. Asset acquisitions increased revenues in 2011 as compared to 2010 by approximately $8 million.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,
	2012		2011		2012 over 2011
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$895	49%	$917	52%	$(22)	(2)%
Internet	452	25%	413	23%	39	9%
Telephone	217	12%	212	12%	5	2%
Commercial	153	8%	127	7%	26	20%
Advertising sales	66	4%	62	4%	4	6%
Other	44	2%	39	2%	5	13%

	$1,827	100%	$1,770	100%	$57	3%

Certain prior year amounts have been reclassified to conform with the 2012 presentation, including the reflection of revenues earned from customers residing in multi-dwelling residential structures from commercial revenues to video and Internet revenues. See page 21 for definitions of customers and ARPU discussed below.

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Video ARPU increased from $71 for the three months ended March 31, 2011 to $72 for the three months ended March 31, 2012 as a result of price increases and incremental revenues from DVR and HD television services and declines in the number of residential basic video customers. Residential basic video customers decreased by 138,000 from March 31, 2011 to March 31, 2012, or 166,000 customers after giving effect to asset acquisitions. Digital video customers increased by 81,000 customers from March 31, 2011 to March 31, 2012, or 72,000 customers after giving effect to asset acquisitions. The decrease in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2012 compared to three months ended March 31, 2011 Increase / (Decrease)

Decrease in basic video customers	$(24)
Decrease in premium, OnDemand and Pay-Per-View	(12)
Incremental video services and price adjustments	4
Increase in digital video customers	5
Asset acquisitions	5

$(22)

Internet ARPU remained constant at $42 during the three months ended March 31, 2012 and 2011. Residential Internet customers grew by 299,000 customers from March 31, 2011 to March 31, 2012, or 280,000 customers after giving effect to asset acquisitions. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2012 compared to three months ended March 31, 2011 Increase / (Decrease)

Increase in residential Internet customers	$30
Service level changes and price adjustments	7
Asset acquisitions	2

$39

Telephone ARPU decreased from $41 for the three months ended March 31, 2011 to $40 for the three months ended March 31, 2012. The decrease is due to increased value based packages and bundling. Residential telephone customers grew by 81,000 customers from March 31, 2011 to March 31, 2012, or 76,000 customers after giving effect to asset acquisitions. The increase in telephone revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2012 compared to three months ended March 31, 2011 Increase / (Decrease)

Increase in residential telephone customers	$9
Price adjustments and service level changes	(5)
Asset acquisitions	1

$5

Commercial revenues consist primarily of revenues from services provided to our commercial customers. Increases in commercial revenues were the result of improved sales productivity, line extensions for carrier and small and medium business customers and deployment of DOCSIS 3.0, which enables us to deliver higher speeds and improved reliability to our non-fiber commercial customers. Commercial PSUs increased 53,000 from March 31, 2011 to March 31, 2012, and after giving effect to asset acquisitions, commercial PSUs increased 44,000. The increase in commercial revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2012 compared to three months ended March 31, 2011 Increase / (Decrease)

Sales to small-to-medium sized business customers	$21
Carrier site customers	4
Other	1

$26

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased for the three months ended March 31, 2012 as a result of an increase in revenue from the political and automotive sectors combined with a $3 million change to account for revenues received from selling advertising for third parties on a gross basis rather than a net basis. For each of the three-month periods ended March 31, 2012 and 2011, we received $10 million in advertising sales revenues from vendors.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. The increase during the three months ended March 31, 2012 compared to the three months ended March 31, 2011was primarily the result of increases in late payment fees.

Operating expenses. The increase in our operating expenses is attributable to the following (dollars in millions):

Three months ended March 31, 2012 compared to three months ended March 31, 2011 Increase / (Decrease)

Programming costs	$22
Service labor costs	15
Maintenance costs	4
Cost of providing Internet and telephone services	(4)
Other, net	5
Asset acquisitions	4

$46

Programming costs were approximately $491 million and $466 million, representing 60% and 61% of total operating expenses for the three months ended March 31, 2012 and 2011, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, OnDemand, and pay-per-view programming. The increases in programming costs are primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming, offset in part by customer losses. Programming costs were also offset by the amortization of payments received from programmers of $1 million and $2 million for the three months ended March 31, 2012 and 2011, respectively. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, and additional programming, including new sports services and non-linear programming for on-line and OnDemand programming. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Service labor increased $15 million for the three months ended March 31, 2012 due to a higher number of installations resulting in more reconnect expense along with decreases in productivity related to our investment in the customer experience transformation.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

Three months ended March 31, 2012 compared to three months ended March 31, 2011 Increase / (Decrease)

Marketing costs	$12
Commercial services	5
Customer care costs	6
Stock compensation	5
Bad debt and collection costs	(3)
Asset sales and acquisitions	2

$27

The increase in marketing costs for the three months ended March 31, 2012 is the result of increased brand and media investment, channel development and increased marketing efforts for commercial.

Depreciation and amortization. Depreciation and amortization expense increased by $25 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily representing depreciation on more recent capital expenditures, offset by certain assets becoming fully depreciated.

Other operating expenses, net. The decrease in other operating expenses, net is attributable to the following (dollars in millions):

Three months ended March 31, 2012 compared to three months ended March 31, 2011 Increase / (Decrease)

Increase in losses on sales of assets	$1
Decrease in special charges, net	(3)

$(2)

The change in special charges in the three months ended March 31, 2012 as compared to the prior period is a result of a decrease in severance charges. For more information, see Note 8 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. Net interest expense increased by $4 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 which was primarily a result of an increase in our weighted average debt outstanding from $12.4 billion for the three months ended March 31, 2011 to $12.9 billion for the three months ended March 31, 2012 offset by a decrease in our average interest rate from 7.2% for the three months ended March 31, 2011 to 6.8% for the three months ended March 31, 2012.

Loss on extinguishment of debt. Loss on extinguishment of debt for the three months ended March 31, 2012 represents the loss recognized on the repayment of certain of Charter Communications Operating, LLC (“Charter Operating”) and CCH II, LLC notes with proceeds from the issuance of $750 million principal amount of CCO Holdings, LLC (“CCO Holdings”) 6.625% senior notes due 2022. Loss on extinguishment of debt for the three months ended March 31, 2011 represents the loss recognized on the repayment of indebtedness under the Charter Operating credit facilities with the proceeds of the issuance of $1.4 billion principal amount of CCO Holdings 7.00% senior notes due 2019. For more information, see Note 4 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements ”

Income tax expense. Income tax expense was recognized for the three months ended March 31, 2012 and 2011 through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to current state income tax expense.

Net loss. Net loss decreased from $110 million for the three months ended March 31, 2011 to $94 million for the three months ended March 31, 2012 primarily as a result of the factors described above.

Loss per common share. During the three months ended March 31, 2012 compared to the three months ended March 31, 2011, net loss per common share decreased by $0.02 as a result of the factors described above offset by a decrease in our weighted average shares outstanding as a result of the repurchase of 14.6 million Charter Class A common shares during the year ended December 31, 2011.

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

Adjusted EBITDA is defined as net loss plus net interest expense, income taxes, depreciation and amortization, stock compensation expense, loss on extinguishment of debt and other operating expenses, such as special charges and loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. For this reason, it is a significant component of Charter’s annual incentive compensation program. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. Management evaluates these costs through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

We believe that Adjusted EBITDA and free cash flow provide information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $41 million and $35 million for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,
	2012	2011

Net loss	$(94)	$(110)
Plus: Interest expense, net	237	233
Income tax expense	71	79
Depreciation and amortization	408	383
Stock compensation expense	11	6
Loss on extinguishment of debt	15	67
Other, net	4	5

Adjusted EBITDA	$652	$663

Net cash flows from operating activities	$454	$447
Less: Purchases of property, plant and equipment	(340)	(356)
Change in accrued expenses related to capital expenditures	(12)	(19)

Free cash flow	$102	$72

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In April 2012, Charter Operating entered into a senior secured term loan D facility pursuant to the terms of the Charter Operating credit agreement providing for $750 million of term loans with a final maturity date of May 15, 2019. Pricing on the new term loan D was set at LIBOR plus 3% with a LIBOR floor of 1%, and issued at a price of 99.5% of the aggregate principal amount. The proceeds were used to refinance Charter Operating's existing term loan B-1 and term loan B-2, both due 2014, with the remaining amount used to pay down a portion of its existing term loan C due 2016. Charter Operating concurrently amended and restated its existing $1.3 billion revolving credit facility with a new $1.15 billion revolving credit facility due 2017 at the interest rate of LIBOR plus 2.25% and amended and restated its existing credit agreement dated March 31, 2010 (the “Existing Credit Agreement”). The amendments to the Existing Credit Agreement included, among other things, certain allowances under the negative covenants, the calculation of certain financial covenants and changes to the related financial definitions, and the thresholds for certain events of default.

In April 2012, CCO Holdings entered into an amendment to its existing credit agreement dated March 6, 2007 which included, among other things, amendments to the Change of Control definition and certain other provisions and definitions related thereto. The Change of Control definition was amended to conform to the provision contained in Charter Operating's credit agreement so that a Change in Control would now occur upon both the consummation of any transaction resulting in any person or group having power to vote more than 50% of the ordinary voting power and a Ratings Event as defined in the credit agreement. Previously, the percentage of voting power necessary for a Change of Control had been 35%, and the definition of Change of Control did not include a Ratings Event.

On April 30, 2012, $201 million aggregate principal amount of Charter Operating 8.00% senior second-lien notes matured and were paid off.

In April 2012, Charter entered into an employment agreement with John Bickham pursuant to which Mr. Bickham became the Chief Operating Officer of Charter.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt.  The accreted value of our debt as of March 31, 2012 was $12.8 billion, consisting of $4.3 billion of credit facility debt and $8.5 billion of high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of March 31, 2012, $224 million of our long-term debt matures in 2012, $268 million in 2013, $504 million in 2014, $255 million in 2015, $4.1 billion in 2016 and $7.5 billion thereafter. As of December 31, 2011, as shown in our annual report on Form 10-K, we had other contractual obligations, including interest on our debt, totaling $6.2 billion. We also currently expect to incur capital expenditures of approximately $1.4 billion to $1.5 billion in 2012.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $102 million and $72 million for the three months ended March 31, 2012 and 2011, respectively. We expect to continue to generate free cash flow for 2012. As of March 31, 2012, the amount available under our credit facilities was approximately $1.1 billion. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend or reduce the maturities of our principal obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

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

Free Cash Flow

Free cash flow was $102 million and $72 million for the three months ended March 31, 2012 and 2011, respectively. The increase in free cash flow is primarily due to changes in operating assets and liabilities, excluding the change in accrued interest, that provided $38 million more cash during the three months ended March 31, 2012 driven by collection of receivables and an increase in accounts payable.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of March 31, 2012, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on March 31, 2012 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $31 million and $29 million in cash and cash equivalents as of March 31, 2012 and December 31, 2011, respectively, including $27 million of restricted cash.

Operating Activities. Net cash provided by operating activities increased $7 million from $447 million for the three months ended March 31, 2011 to $454 million for the three months ended March 31, 2012, primarily due to changes in operating assets and liabilities, excluding the change in accrued interest and in liabilities related to capital expenditures, that provided $31 million more cash during 2012 driven by collection of receivables and an increase in accounts payable offset by a $14 million increase in cash paid for interest and lower adjusted EBITDA.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was $365 million and $381 million, respectively. The decrease is primarily due to lower capital expenditures.

Financing Activities. Net cash used in financing activities was $87 million and $44 million for the three months ended March 31, 2012 and 2011, respectively. The increase in cash used was primarily the result of an increase in the amount by which repayments of long term debt exceeded borrowings offset by decreases in purchases of treasury stock.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $340 million and $356 million for the three months ended March 31, 2012 and 2011, respectively.  The decrease was primarily due to timing of infrastructure spend offset by investments in customer premise equipment and installations to support customer growth. See the table below for more details.

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

Our capital expenditures are funded primarily from free cash flow and borrowings on our credit facility. In addition, our liabilities related to capital expenditures decreased by $12 million and $19 million for the three months ended March 31, 2012 and 2011, respectively.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2012 and 2011. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2012	2011

Customer premise equipment (a)	$173	$157
Scalable infrastructure (b)	79	122
Line extensions (c)	26	20
Upgrade/rebuild (d)	7	5
Support capital (e)	55	52

Total capital expenditures (f)	$340	$356

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

(f)	Total capital expenditures includes $38 million and $27 million of capital expenditures related to commercial services for the three months ended March 31, 2012 and 2011, respectively.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks, including fluctuations in interest rates. We have used interest rate swap agreements to manage our interest costs and reduce our exposure to increases in floating interest rates. We manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt. Using interest rate swap agreements, including those entered into in April 2012 discussed below, we agree to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

As of March 31, 2012 and December 31, 2011, the accreted value of our debt was approximately $12.8 billion and $12.9 billion, respectively.  As of March 31, 2012 and December 31, 2011, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 4.1% and 4.3%, respectively, and the weighted average interest rate on the high-yield notes was approximately 8.0% and 8.5%, respectively, resulting in a blended weighted average interest rate of 6.7% and 7.1%, respectively.  The interest rate on approximately 81% and 82% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of March 31, 2012 and December 31, 2011, respectively.

We do not hold or issue derivative instruments for speculative trading purposes. We have interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations. We formally document, designate and assess the effectiveness of transactions that receive hedge accounting. For the three months ended March 31, 2012 and 2011 there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in other comprehensive loss. For the three months ended March 31, 2012 and 2011, a gain of $1 million and $11 million, respectively, was recorded in other comprehensive loss. The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2012 (dollars in millions):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at March 31, 2012
Debt:
Fixed Rate	$201	$—	$—	$—	$1,146	$7,000	$8,347	$9,001
Average Interest Rate	8.00%	—	—	—	13.50%	7.16%	8.05%

Variable Rate	$23	$268	$504	$255	$2,911	$525	$4,486	$4,450
Average Interest Rate	3.73%	2.63%	3.58%	4.45%	5.46%	5.06%	4.97%

Interest Rate Instruments:
Variable to Fixed Rate	$—	$900	$800	$300	$—	$—	$2,000	$64
Average Pay Rate	—	5.21%	5.65%	5.99%	—	—	5.50%
Average Receive Rate	—	3.85%	4.18%	4.66%	—	—	4.10%

At March 31, 2012, we had $2.0 billion in notional amounts of interest rate swaps outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at March 31, 2012 including applicable bank spread.

In April 2012, we entered into $1.1 billion in notional amounts of delayed start interest rate swap agreements, extending until 2016 and 2017 a portion of the portfolio that is scheduled to expire in 2013 through 2015.

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

There was no change in our internal control over financial reporting during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

We are party to lawsuits and claims that arise in the ordinary course of conducting our business, including lawsuits claiming infringement of various patents relating to various aspects of our businesses and lawsuits claiming violation of anti-trust laws and violation of wage and hour laws.  The ultimate outcome of these other legal matters pending against us or our subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity, such lawsuits could have in the aggregate a material adverse effect on our consolidated financial condition, results of operations, or liquidity.  Whether or not we ultimately prevail in any particular lawsuit or claim, litigation can be time consuming and costly and injure our reputation.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes “Risk Factors” under Item 1A of Part I. There have been no material changes from the risk factors described in our Form 10-K.

Item 2.     Unregistered Sales of Equity Proceeds and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the first quarter of 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2012	1,476 (1)	$56.98	N/A	N/A
February 1 - 29, 2012	3,858 (1)	$63.08	N/A	N/A
March 1 - 31, 2012	24 (1)	$63.36	N/A	N/A

(1)
In January, February and March 2012, Charter withheld 1,476, 3,858 and 24 shares of its common stock, respectively, in payment of income tax withholding owed by employees upon vesting of restricted shares and restricted stock units.

Item 6.     Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: May 8, 2012		Chief Accounting Officer

S-1

Exhibit Index

Exhibit	Description

10.1*	Charter Communications, Inc. Executive Bonus Plan
10.2
Amendment No. 1, dated as of April 25, 2012, to the Credit Agreement, dated as of March 6, 2007 (as amended, supplemented or otherwise modified from time to time), among CCO Holdings, LLC, as the Borrower, the lenders parties thereto, Wells Fargo Bank, N.A., as the Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 30, 2012 (File No. 001-33664)).

10.3
Incremental Activation Notice, dated as of April 11, 2012 delivered by Charter Communications Operating, LLC (the “Borrower”), CCO Holdings LLC (“Holdings”), the Subsidiary Guarantors party thereto and each Term D Lender and New Revolving Lender party thereto to Bank of America, N.A. as administrative agent (the “Agent”) under that certain credit agreement (as amended, supplemented, or otherwise modified from time to time), dated as of March 18, 1999 as amended and restated as of March 31, 2010, by and among the Borrower, Holdings, the financial institutions party thereto from time to time and the Agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on April 17, 2012 (File No. 001-33664)).

10.4
Restatement Agreement, dated as of April 11, 2012 (the “Restatement Agreement”), to the Amended and Restated Credit Agreement, dated as of March 18, 1999 and amended and restated on March 31, 2010 (as amended and in effect immediately prior to the New Restatement Effective Date (as defined in the Restatement Agreement)) by and among Charter Communications Operating, LLC, CCO Holdings, LLC, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on April 17, 2012 (File No. 001-33664)).

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
101
The following financial information from the Quarterly Report of Charter Communications, Inc. on Form 10-Q for the three months ended March 31, 2012, filed with the SEC on May 8, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

_____________

*	Document attached.

E-1