Form 10-Q
period 2012-06-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2012-08-07
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares of Class A common stock outstanding as of June 30, 2012: 100,784,199

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2012

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2012. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward‑looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward‑looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” under Part II, Item 1A and the factors described under “Risk Factors” under Part I, Item 1A of our most recent Form 10-K filed with the SEC. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward‑looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward‑looking statements we make in this quarterly report are set forth in this quarterly report, in our annual report on Form 10-K, and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

•
the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, digital subscriber line (“DSL”) providers, and video provided over the Internet;

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	the effects of governmental regulation on our business;

•
the availability and access, in general, of funds to meet our debt obligations prior to or when they become due and to fund our operations and necessary capital expenditures, either through (i) cash on hand, (ii) free cash flow, or (iii) access to the capital or credit markets; and

•
our ability to comply with all covenants in our indentures and credit facilities any violation of which, if not cured in a timely manner, could trigger a default of our other obligations under cross-default provisions.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5	$2
Restricted cash and cash equivalents	27	27
Accounts receivable, less allowance for doubtful accounts of
$17 and $16, respectively	256	272
Prepaid expenses and other current assets	79	69
Total current assets	367	370

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $2,996 and $2,364, respectively	7,024	6,897
Franchises	5,287	5,288
Customer relationships, net	1,562	1,704
Goodwill	953	954
Total investment in cable properties, net	14,826	14,843

OTHER NONCURRENT ASSETS	360	392

Total assets	$15,553	$15,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,194	$1,153
Total current liabilities	1,194	1,153

LONG-TERM DEBT	12,786	12,856
DEFERRED INCOME TAXES	987	847
OTHER LONG-TERM LIABILITIES	342	340

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
100,795,123 and 100,570,418 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no non-redeemable shares issued and outstanding	—	—
Additional paid-in capital	1,582	1,556
Accumulated deficit	(1,261)	(1,082)
Treasury stock at cost; 10,924 and 0 shares, respectively	(1)	—
Accumulated other comprehensive loss	(76)	(65)
Total shareholders’ equity	244	409

Total liabilities and shareholders’ equity	$15,553	$15,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES	$1,884	$1,791	$3,711	$3,561

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	831	784	1,645	1,552
Selling, general and administrative	373	343	745	688
Depreciation and amortization	415	393	823	776
Other operating (income) expenses, net	(4)	1	(1)	6

	1,615	1,521	3,212	3,022

Income from operations	269	270	499	539

OTHER EXPENSES:
Interest expense, net	(225)	(241)	(462)	(474)
Loss on extinguishment of debt	(59)	(53)	(74)	(120)
Other expense, net	—	(2)	(1)	(2)

	(284)	(296)	(537)	(596)

Loss before income taxes	(15)	(26)	(38)	(57)

Income tax expense	(68)	(81)	(139)	(160)

Net loss	$(83)	$(107)	$(177)	$(217)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.84)	$(0.98)	$(1.78)	$(1.95)

Weighted average common shares outstanding, basic and diluted	99,496,755	109,265,876	99,464,858	111,234,155

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(83)	$(107)	$(177)	$(217)
Changes in fair value of interest rate swap agreements, net of tax	(12)	(20)	(11)	(9)

Comprehensive loss	$(95)	$(127)	$(188)	$(226)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(177)	$(217)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	823	776
Noncash interest expense	24	20
Loss on extinguishment of debt	74	120
Deferred income taxes	136	155
Other, net	11	16
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	16	5
Prepaid expenses and other assets	(11)	(6)
Accounts payable, accrued expenses and other	27	38
Net cash flows from operating activities	923	907

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(808)	(680)
Change in accrued expenses related to capital expenditures	13	—
Other, net	10	(14)
Net cash flows from investing activities	(785)	(694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	2,817	3,561
Repayments of long-term debt	(2,919)	(3,366)
Payments for debt issuance costs	(24)	(43)
Purchase of treasury stock	(4)	(207)
Other, net	(5)	4
Net cash flows from financing activities	(135)	(51)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3	162
CASH AND CASH EQUIVALENTS, beginning of period	29	32
CASH AND CASH EQUIVALENTS, end of period	$32	$194

CASH PAID FOR INTEREST	$448	$402

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

Restricted cash and cash equivalents on the accompanying condensed consolidated balance sheets consist of amounts held in an escrow account pending final resolution from the Bankruptcy Court. Restricted cash is included in cash and cash equivalents on the accompanying condensed consolidated statements of cash flows.  See Note 10.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2.    Franchises, Goodwill and Other Intangible Assets

As of June 30, 2012 and December 31, 2011, indefinite lived and finite-lived intangible assets are presented in the following table:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite lived intangible assets:
Franchises	$5,287	$—	$5,287	$5,288	$—	$5,288
Goodwill	953	—	953	954	—	954
Trademarks	158	—	158	158	—	158

	$6,398	$—	$6,398	$6,400	$—	$6,400

Finite-lived intangible assets:
Customer relationships	$2,368	$806	$1,562	$2,368	$664	$1,704
Other intangible assets	90	22	68	79	16	63
	$2,458	$828	$1,630	$2,447	$680	$1,767

Amortization expense related to customer relationships and other intangible assets for the three months ended June 30, 2012 and 2011 was $74 million and $80 million, respectively, and for the six months ended June 30, 2012 and 2011 was $148 million and $159 million, respectively. Franchises and goodwill decreased by $1 million and $1 million, respectively, as a result of cable system divestitures completed during the six months ended June 30, 2012.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

Six months ending December 31, 2012	$145
2013	267
2014	240
2015	214
2016	187
Thereafter	577

$1,630

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Accounts payable – trade	$155	$142
Accrued capital expenditures	156	143
Accrued expenses:
Interest	181	191
Programming costs	329	303
Franchise related fees	48	50
Compensation	116	123
Other	209	201

	$1,194	$1,153

4.    Long-Term Debt

Long-term debt consists of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCH II, LLC:
13.500% senior notes due November 30, 2016	$1,146	$1,297	$1,480	$1,692
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	1,000	1,000	1,000	1,000
7.875% senior notes due April 30, 2018	900	900	900	900
7.000% senior notes due January 15, 2019	1,400	1,392	1,400	1,391
8.125% senior notes due April 30, 2020	700	700	700	700
7.375% senior notes due June 1, 2020	750	750	750	750
6.500% senior notes due April 30, 2021	1,500	1,500	1,500	1,500
6.625% senior notes due January 31, 2022	750	746	—	—
Credit facility due September 6, 2014	350	332	350	326
Charter Communications Operating, LLC:
8.000% senior second-lien notes due April 30, 2012	—	—	500	502
10.875% senior second-lien notes due September 15, 2014	—	—	312	331
Credit facilities	4,308	4,169	3,929	3,764
Long-Term Debt	$12,804	$12,786	$12,821	$12,856

The accreted values presented above represent the fair value of the notes as of the date the Company emerged from Bankruptcy (see Note 10) or the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $756 million as of June 30, 2012, and as such, debt maturing in the next twelve months is classified as long-term.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

In January 2011, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. closed on transactions in which they issued $1.4 billion aggregate principal amount of 7.000% senior notes due 2019. The net proceeds of the issuances were contributed by CCO Holdings to Charter Communications Operating, LLC ("Charter Operating") as a capital contribution and were used to repay indebtedness under the Charter Operating credit facilities. The Company recorded a loss on extinguishment of debt of approximately $67 million for the six months ended June 30, 2011 related to these transactions.

In May 2011, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.5 billion aggregate principal amount of 6.500% senior notes due 2021. The net proceeds of the issuances were contributed by CCO Holdings to Charter Operating as a capital contribution and intercompany loan and were used to repay indebtedness under the Charter Operating credit facilities. The Company recorded a loss on extinguishment of debt of approximately $53 million for the three and six months ended June 30, 2011 related to these transactions.

In January 2012, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $750 million aggregate principal amount of 6.625% senior notes due 2022. The notes were issued at a price of 99.5% of the aggregate principal amount. The net proceeds of the notes were used, along with a draw on the $500 million delayed draw portion of the Charter Operating Term Loan A facility, to repurchase $300 million aggregate principal amount of Charter Operating's outstanding 8.000% senior second-lien notes due 2012, $294 million aggregate principal amount of Charter Operating's 10.875% senior second-lien notes due 2014 and $334 million aggregate principal amount of CCH II, LLC's ("CCH II") 13.500% senior notes due 2016, as well as to repay amounts outstanding under the Company's revolving credit facility. The tender offers closed in January and February 2012 and the Company recorded a loss on extinguishment of debt of approximately $15 million on this transaction for the six months ended June 30, 2012.

In March 2012, Charter Operating redeemed the remaining $18 million of 10.875% senior notes due 2014 pursuant to a notice of redemption.

In April 2012, Charter Operating entered into a senior secured term loan D facility pursuant to the terms of the Charter Operating credit agreement providing for $750 million of term loans with a final maturity date of May 15, 2019. Pricing on the new term loan D was set at LIBOR plus 3% with a LIBOR floor of 1%, and issued at a price of 99.5% of the aggregate principal amount. The proceeds were used to refinance Charter Operating's existing term loan B-1 and term loan B-2, both due 2014, with the remaining amount used to pay down a portion of its existing term loan C due 2016. Charter Operating concurrently amended and restated its existing $1.3 billion revolving credit facility with a new $1.15 billion revolving credit facility due 2017 at the interest rate of LIBOR plus 2.25% and amended and restated its existing credit agreement dated March 31, 2010 (the “Existing Credit Agreement”). The amendments to the Existing Credit Agreement included, among other things, certain allowances under the negative covenants, including an allowance for restricted payments so long as the Consolidated Leverage Ratio as defined in the Charter Operating credit agreement is no greater than 3.5 after giving pro forma effect to such restricted payment, the calculation of certain financial covenants and changes to the related financial definitions, and the thresholds for certain events of default, including a modification of the Change of Control definition. The Change of Control definition was amended to conform to the provision contained in the CCO Holdings' indentures so that a Change of Control would now occur upon both the consummation of a transaction resulting in any person or group having the power to vote more than 50% of the ordinary voting power and a Ratings Event as defined in the Charter Operating credit agreement. The Change of Control definition previously contained the more than 50% threshold without the Ratings Event trigger. The Company recorded a loss on extinguishment of debt of approximately $59 million during the three and six months ended June 30, 2012 related to these transactions.

In April 2012, CCO Holdings entered into an amendment to its existing credit agreement dated March 6, 2007 which included, among other things, amendments to the Change of Control definition and certain other provisions and definitions related thereto. The Change of Control definition was amended to conform to the provision contained in Charter Operating's credit agreement as described above. Previously, the percentage of voting power necessary for a Change of Control had been 35%, and the definition of Change of Control did not include a Ratings Event.

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

During the three and six months ended June 30, 2012, the Company withheld 5,566 and 10,924 shares, respectively, of its common stock in payment of $1 million income tax withholding owed by employees upon vesting of restricted shares. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders' equity.

6.     Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate swap agreements to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates. The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

The Company does not hold or issue derivative instruments for speculative trading purposes. The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the condensed consolidated statements of operations. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting.

The effect of derivative instruments on the Company’s condensed consolidated balance sheets is presented in the table below:

	June 30, 2012	December 31, 2011

Other long-term liabilities:
Fair value of interest rate derivatives designated as hedges	$76	$65

Accumulated other comprehensive loss:
Interest rate derivatives designated as hedges	$(76)	$(65)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Other comprehensive loss:
Loss on interest rate derivatives designated as hedges (effective portion)	$(12)	$(20)	(11)	(9)

Net loss:
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	$(9)	$(10)	$(17)	$(20)

As of June 30, 2012 and December 31, 2011, the Company had $3.1 billion and $2.0 billion in notional amounts of interest rate

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

swap agreements outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

During the quarter, the Company entered into $1.1 billion in delayed start interest rate swaps that become effective in March 2013 through March 2015.  In any future quarter in which a portion of these delayed start hedges first becomes effective, an equal or greater notional amount of the currently effective swaps are scheduled to mature.  Therefore, the $2.0 billion notional amount of currently effective interest rate swaps will gradually step down over time as current swaps mature and an equal or lesser amount of delayed start swaps become effective.

7.    Fair Value Measurements

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2012 and December 31, 2011 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s debt at June 30, 2012 and December 31, 2011 are based on quoted market prices and is classified within Level 1 (defined below) of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
CCH II debt	$1,297	$1,278	$1,692	$1,713
CCO Holdings debt	$6,988	$7,602	$6,241	$6,630
Charter Operating debt	$—	$—	$833	$847
Credit facilities	$4,501	$4,570	$4,090	$4,193

The interest rate derivatives designated as hedges were valued as $76 million and $65 million liabilities as of June 30, 2012 and December 31, 2011, respectively, using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 (defined below) of the valuation hierarchy. The current weighted average pay rate for the Company’s interest rate swaps was 2.25% at both June 30, 2012 and December 31, 2011 (exclusive of applicable spreads).

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded in the three and six months ended June 30, 2012 and 2011.

8.     Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the years presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Gain on sale of assets, net	$(14)	$—	$(13)	$—
Special charges, net	10	1	12	6

	$(4)	$1	$(1)	$6

Gain on sale of assets, net

Gain on sale of assets represents the gain recognized on the sales of fixed assets and cable systems.

Special charges, net

Special charges, net for the three and six months ended June 30, 2012 and 2011 primarily includes severance charges and settlements.

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

For the three and six months ended June 30, 2012, the Company recorded $68 million and $139 million of income tax expense, respectively. For the three and six months ended June 30, 2011, the Company recorded $81 million and $160 million of income tax expense, respectively, including $8 million of expense related to a state tax law change. The income tax expense is recognized primarily through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

As of June 30, 2012 and December 31, 2011, the Company had net deferred income tax liabilities of approximately $964 million and $824 million, respectively. Included in net deferred tax liabilities is net current deferred assets of $23 million as of June 30, 2012 and December 31, 2011 included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets of the Company. Net deferred tax liabilities included approximately $222 million and $221 million at June 30, 2012 and December 31, 2011, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of the Company's net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

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

During the three and six months ended June 30, 2012, the Company granted 243,832 shares of restricted stock. During the three and six months ended June 30, 2011, the Company granted 17,600 and 30,100 shares of restricted stock, respectively. Restricted stock vests annually over a one to four-year period beginning from the date of grant. During the three and six months ended June 30, 2012, the Company granted 447,700 and 453,700 stock options, respectively. During the three and six months ended June 30, 2011, the Company granted 2 million stock options. Stock options generally vest annually over four years from either the grant date or delayed vesting commencement dates. A portion of stock options and restricted stock vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date. During the three and six months ended June 30, 2012, the Company granted 46,900 and 62,400 restricted stock units, respectively. During the three and six months ended June 30, 2011, the Company granted 230,500 restricted stock units. Restricted stock units have no voting rights and vest ratably over four years from either the grant date or delayed vesting commencement dates. As of June 30, 2012, total unrecognized compensation remaining to be recognized in future periods totaled $45 million for restricted stock, $53 million for stock options and $14 million for restricted stock units and the weighted average period over which it is expected to be recognized is three years for restricted stock and stock options and four years for restricted stock units.

The Company recorded $13 million and $24 million of stock compensation expense for the three and six months ended June 30, 2012, respectively, and $9 million and $16 million of stock compensation expense for the three and six months ended June 30,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2011, respectively, which is included in selling, general, and administrative expense and other operating expenses, net.

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

Condensed consolidating financial statements as of June 30, 2012 and December 31, 2011 and for the six months ended June 30, 2012 and 2011 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2012

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3	$—	$—	$2	$—	$—	$5
Restricted cash and cash equivalents	—	—	—	—	27	—	27
Accounts receivable, net	—	3	—	—	253	—	256
Receivables from related party	80	146	4	3	—	(233)	—
Prepaid expenses and other current assets	21	11	—	—	47	—	79
Total current assets	104	160	4	5	327	(233)	367

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	32	—	—	6,992	—	7,024
Franchises	—	—	—	—	5,287	—	5,287
Customer relationships, net	—	—	—	—	1,562	—	1,562
Goodwill	—	—	—	—	953	—	953
Total investment in cable properties, net	—	32	—	—	14,794	—	14,826

CC VIII PREFERRED INTEREST	97	227	—	—	—	(324)	—

INVESTMENT IN SUBSIDIARIES	1,039	514	1,600	8,582	—	(11,735)	—

LOANS RECEIVABLE – RELATED PARTY	—	44	265	359	—	(668)	—

OTHER NONCURRENT ASSETS	—	158	—	95	107	—	360

Total assets	$1,240	$1,135	$1,869	$9,041	$15,228	$(12,960)	$15,553

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9	$92	$58	$121	$914	$—	$1,194
Payables to related party	—	—	—	—	233	(233)	—
Total current liabilities	9	92	58	121	1,147	(233)	1,194

LONG-TERM DEBT	—	—	1,297	7,320	4,169	—	12,786
LOANS PAYABLE – RELATED PARTY	—	—	—	—	668	(668)	—
DEFERRED INCOME TAXES	763	—	—	—	224	—	987
OTHER LONG-TERM LIABILITIES	224	4	—	—	114	—	342

Shareholders’/Member’s equity	244	1,039	514	1,600	8,582	(11,735)	244
Noncontrolling interest	—	—	—	—	324	(324)	—
Total shareholders’/member’s equity	244	1,039	514	1,600	8,906	(12,059)	244

Total liabilities and shareholders’/member’s equity	$1,240	$1,135	$1,869	$9,041	$15,228	$(12,960)	$15,553

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2012

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$13	$75	$—	$—	$3,711	$(88)	$3,711

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	—	—	—	—	1,645	—	1,645
Selling, general and administrative	13	75	—	—	745	(88)	745
Depreciation and amortization	—	—	—	—	823	—	823
Other operating income, net	—	—	—	—	(1)	—	(1)

	13	75	—	—	3,212	(88)	3,212

Income from operations	—	—	—	—	499	—	499

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	1	(65)	(259)	(139)	—	(462)
Loss on extinguishment of debt	—	—	(6)	—	(68)	—	(74)
Other expense, net	—	—	—	—	(1)	—	(1)
Equity in income (loss) of subsidiaries	(48)	(63)	8	267	—	(164)	—

	(48)	(62)	(63)	8	(208)	(164)	(537)

Income (loss) before income taxes	(48)	(62)	(63)	8	291	(164)	(38)

INCOME TAX EXPENSE	(135)	—	—	—	(4)	—	(139)

Consolidated net income (loss)	(183)	(62)	(63)	8	287	(164)	(177)

Less: Net (income) loss – noncontrolling interest	6	14	—	—	(20)	—	—

Net income (loss)	$(177)	$(48)	$(63)	$8	$267	$(164)	$(177)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$16	$59	$—	$—	$3,561	$(75)	$3,561

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	—	—	—	—	1,552	—	1,552
Selling, general and administrative	16	59	—	—	688	(75)	688
Depreciation and amortization	—	—	—	—	776	—	776
Other operating expenses, net	—	—	—	—	6	—	6

	16	59	—	—	3,022	(75)	3,022

Income from operations	—	—	—	—	539	—	539

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	—	(96)	(169)	(209)	—	(474)
Loss on extinguishment of debt	—	—	—	—	(120)	—	(120)
Other expense, net	—	—	—	—	(2)	—	(2)
Equity in income (loss) of subsidiaries	(63)	(79)	17	186	—	(61)	—

	(63)	(79)	(79)	17	(331)	(61)	(596)

Income (loss) before income taxes	(63)	(79)	(79)	17	208	(61)	(57)

INCOME TAX EXPENSE	(160)	—	—	—	—	—	(160)

Consolidated net income (loss)	(223)	(79)	(79)	17	208	(61)	(217)

Less: Net (income) loss – noncontrolling interest	6	16	—	—	(22)	—	—

Net income (loss)	$(217)	$(63)	$(79)	$17	$186	$(61)	$(217)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended June 30, 2012

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(183)	$(62)	$(63)	$8	$287	$(164)	$(177)
Changes in fair value of interest rate swap agreements, net of tax	—	—	—	—	(11)	—	(11)

Comprehensive income (loss)	$(183)	$(62)	$(63)	$8	$276	$(164)	$(188)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended June 30, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(223)	$(79)	$(79)	$17	$208	$(61)	$(217)
Changes in fair value of interest rate swap agreements, net of tax	—	—	—	—	(9)	—	(9)

Comprehensive income (loss)	$(223)	$(79)	$(79)	$17	$199	$(61)	$(226)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2012

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(183)	$(62)	$(63)	$8	$287	$(164)	$(177)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	823	—	823
Noncash interest expense	—	—	(14)	12	26	—	24
Loss on extinguishment of debt	—	—	6	—	68	—	74
Deferred income taxes	134	—	—	—	2	—	136
Equity in (income) losses of subsidiaries	48	63	(8)	(267)	—	164	—
Other, net	—	2	—	(1)	10	—	11
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	—	1	—	—	15	—	16
Prepaid expenses and other assets	1	10	—	—	(22)	—	(11)
Accounts payable, accrued expenses and other	(2)	(44)	(17)	23	67	—	27
Receivables from and payables to related party	2	31	(4)	(4)	(25)	—	—

Net cash flows from operating activities	—	1	(100)	(229)	1,251	—	923

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(808)	—	(808)
Change in accrued expenses related to capital expenditures	—	—	—	—	13	—	13
Contribution to subsidiary	—	—	—	(419)	—	419	—
Distributions from subsidiary	3	15	489	715	—	(1,222)	—
Other, net	—	1	—	—	9	—	10

Net cash flows from investing activities	3	16	489	296	(786)	(803)	(785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	746	2,071	—	2,817
Repayments of long-term debt	—	—	(386)	—	(2,533)	—	(2,919)
Borrowings (payments) loans payable - related parties	—	—	—	(314)	314	—	—
Payment for debt issuance costs	—	—	—	(10)	(14)	—	(24)
Purchase of treasury stock	(4)	—	—	—	—	—	(4)
Contributions from parent	—	—	—	—	419	(419)	—
Distributions to parent	—	(15)	(3)	(489)	(715)	1,222	—
Other, net	4	(2)	—	—	(7)	—	(5)

Net cash flows from financing activities	—	(17)	(389)	(67)	(465)	803	(135)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3	—	—	—	—	—	3
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	2	27	—	29

CASH AND CASH EQUIVALENTS, end of period	$3	$—	$—	$2	$27	$—	$32

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(223)	$(79)	$(79)	$17	$208	$(61)	$(217)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	776	—	776
Noncash interest expense	—	—	(19)	10	29	—	20
Loss on extinguishment of debt	—	—	—	—	120	—	120
Deferred income taxes	159	—	—	—	(4)	—	155
Equity in (income) losses of subsidiaries	63	79	(17)	(186)	—	61	—
Other, net	—	1	—	—	15	—	16
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	—	1	—	—	4	—	5
Prepaid expenses and other assets	—	(2)	—	—	(4)	—	(6)
Accounts payable, accrued expenses and other	(3)	(22)	—	55	8	—	38
Receivables from and payables to related party	4	30	(4)	(4)	(26)	—	—

Net cash flows from operating activities	—	8	(119)	(108)	1,126	—	907

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(680)	—	(680)
Contribution to subsidiary	—	—	—	(2,647)	—	2,647	—
Distributions from subsidiary	206	1,030	322	231	—	(1,789)	—
Other, net	—	—	—	—	(14)	—	(14)

Net cash flows from investing activities	206	1,030	322	(2,416)	(694)	858	(694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	2,890	671	—	3,561
Repayments of long-term debt	—	—	—	—	(3,366)	—	(3,366)
Payment for debt issuance costs	—	—	—	(43)	—	—	(43)
Purchase of treasury stock	(207)	—	—	—	—	—	(207)
Contributions from parent	—	—	—	—	2,647	(2,647)	—
Distributions to parent	—	(1,030)	(206)	(322)	(231)	1,789	—
Other, net	4	—		—	—	—	4

Net cash flows from financing activities	(203)	(1,030)	(206)	2,525	(279)	(858)	(51)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	8	(3)	1	153	—	162
CASH AND CASH EQUIVALENTS, beginning of period	—	—	3	1	28	—	32

CASH AND CASH EQUIVALENTS, end of period	$3	$8	$—	$2	$181	$—	$194

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter owns cable systems through its subsidiaries.

We are a cable operator providing services in the United States with approximately 5.3 million residential and commercial customers at June 30, 2012. We offer our customers traditional cable video programming (basic and digital video), Internet services, and telephone services, as well as advanced video services such as Charter OnDemandTM (“OnDemand”), high definition (“HD”) television and digital video recorder (“DVR”) service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers.

Overview

Total revenue growth was 5% and 4% for the three and six months ended June 30, 2012 compared to the corresponding periods in 2011, respectively, as we continued to grow our Internet and commercial businesses and also due to increased advertising revenue. Video revenue for the three months ended June 30, 2012 compared to the corresponding period in 2011 remained flat and declined 1% for the six months ended June 30, 2012 compared to the corresponding period in 2011. For the three and six months ended June 30, 2012, adjusted earnings (loss) before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $693 million and $1.3 billion, respectively.  For the three and six months ended June 30, 2011, Adjusted EBITDA was $673 million and $1.3 billion, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased as a result of Internet, commercial and advertising revenue growth offset by an increase in programming costs, higher expense associated with driving higher growth and investment in the customer experience. For the three and six months ended June 30, 2012, our income from operations was $269 million and $499 million, respectively. For the three and six months ended June 30, 2011, our income from operations was $270 million and $539 million, respectively. The decrease in income from operations for the three and six months ended June 30, 2012 is primarily due to increases in depreciation and amortization offset by increases in Adjusted EBITDA.

Our business plans include goals for increasing the number of customers and revenue.  To reach our goals, we have been working to further improve the quality of the video product we offer by increasing digital and HD-DVR penetration and no longer actively marketing analog service.  We now expect to accelerate these improvements, specifically as we enter the third quarter of 2012.  Our goal was 100 HD channels across substantially all of our footprint by the end of the year and we reached that goal in July 2012.  We are also focused on achieving higher digital and HD-DVR penetration including increasing the penetration of these services in the households we serve.  We believe our current digital offerings and HD-DVR products enable us to provide a compelling digital offer for existing customers and successfully compete for new video customers.  We continue to simplify our offers and pricing and improve our packaging of products to bring more value to our customers, with particular focus on offers aimed at new customers to increase the penetration of our products in our markets.  In addition, we are implementing a number of changes to our operational structure, selling methods and operating tactics which we believe will position us for better customer service and growth. In the short term, however, we expect that customer connects, revenue and operating expenses may be adversely impacted during this transition. We also expect our capital expenditures to increase as we drive further digital and HD-DVR penetration.

We believe that continued competition and the weakened economic conditions in the United States, including weakness in the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services, particularly basic video. Our video competitors often offer more channels, including more HD channels, and typically only offer digital services which have a better picture quality compared to our analog product. In the current economic environment, customers have been more willing to consider our competitors' products, partially because of increased marketing highlighting perceived differences between competitive video products, especially when those competitors are often offering significant incentives to switch providers. We also believe some customers have chosen to receive video over the Internet rather than through our OnDemand and premium video services, thereby reducing our video revenues. We believe competition from wireless and economic factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business.

If the economic and competitive conditions discussed above do not improve or our efforts to improve our products and the way we market those products are not ultimately successful in increasing our growth, we believe our business and results of operations will be adversely affected which may contribute to future impairments of our franchises and goodwill.

The following table summarizes our customer statistics for basic video, digital video, Internet and telephone as of June 30, 2012 and 2011 (in thousands).

	Approximate as of
	June 30,
	2012 (a)	2011 (a)

Video (b)	4,098	4,224
Internet (c)	3,662	3,352
Phone (d)	1,828	1,748
Residential PSUs (e)	9,588	9,324

Video (b)(f)	171	177
Internet (c)	177	149
Phone (d)	91	69
Commercial PSUs (e)	439	395

Digital Video RGUs (g)	3,484	3,387

Total RGUs (h)	13,511	13,106

Residential ARPU
Video (i)	$73	$71
Internet (i)	$42	$42
Phone (i)	$40	$40

After giving effect to acquisitions of cable systems in 2011, residential basic video customers, residential Internet customers, residential telephone customers and digital video revenue generating units would have been approximately 4,251,000, 3,371,000, 1,753,000, and 3,396,000, respectively, as of June 30, 2011. Commercial PSUs would have remained unchanged.

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at June 30, 2012 and 2011, customers include approximately 17,000 and 16,100 customers, respectively, whose accounts were over 60 days past due in payment, approximately 2,900 and 2,200 customers, respectively, whose accounts were over 90 days past due in payment, and approximately 1,300 and 1,000 customers, respectively, whose accounts were over 120 days past due in payment.

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

(c)	“Internet customers” represent those customers who subscribe to our Internet service.

(d)	“Phone customers” represent those customers who subscribe to our telephone service.

(e)	“Primary Service Units” or “PSUs” represent the total of video, Internet and phone customers.

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

(g)	“Digital video RGUs” include all video customers who subscribe to our digital video service.

(h)
“Revenue generating units” or “RGUs” represent the total of all basic video, digital video, Internet and phone customers, not counting additional outlets within one household. For example, a customer who receives two types of service (such as basic video and digital video) would be treated as two RGUs and, if that customer added on Internet service, the customer would be treated as three RGUs. This statistic is computed in accordance with the guidelines of the National Cable & Telecommunications Association (“NCTA”).

(i)
"Average Monthly Revenue Per Customer" or "ARPU" represents quarterly revenue for the service indicated, divided by three, divided by the average number of customers for the service indicated during the respective quarter.

We have a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses, interest expenses that we incur because of our debt, depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties, amortization expenses of customer relationships and non-cash tax expense resulting from increases in our deferred tax liabilities.

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

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011

Revenues	$1,884	100%	$1,791	100%	$3,711	100%	$3,561	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	831	44%	784	44%	1,645	44%	1,552	44%
Selling, general and administrative	373	20%	343	19%	745	20%	688	19%
Depreciation and amortization	415	22%	393	22%	823	22%	776	22%
Other operating (income) expenses, net	(4)	—%	1	—%	(1)	—%	6	—%
	1,615	86%	1,521	85%	3,212	87%	3,022	85%
Income from operations	269	14%	270	15%	499	13%	539	15%

Other Expenses:
Interest expense, net	(225)		(241)		(462)		(474)
Loss on extinguishment of debt	(59)		(53)		(74)		(120)
Other expense, net	—		(2)		(1)		(2)
	(284)		(296)		(537)		(596)

Loss before income taxes	(15)		(26)		(38)		(57)

Income tax expense	(68)		(81)		(139)		(160)

Net loss	$(83)		$(107)		$(177)		$(217)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(0.84)		$(0.98)		$(1.78)		$(1.95)

Weighted average common shares outstanding, basic and diluted	99,496,755		109,265,876		99,464,858		111,234,155

Revenues. Total revenue grew $93 million or 5% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and increased $150 million or 4% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Revenue growth primarily reflects increases in the number of residential Internet and telephone and commercial business customers, price increases, and incremental video revenues from DVR and HD television services, offset by a decrease in basic video customers. Asset acquisitions increased revenues during the three and six months ended June 30, 2012 as compared to the corresponding periods in 2011 by approximately $8 million and $16 million, respectively.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended June 30,
	2012		2011		2012 over 2011
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$911	48%	$912	51%	$(1)	—%
Internet	465	25%	420	23%	45	11%
Telephone	217	12%	213	12%	4	2%
Commercial	160	8%	131	7%	29	22%
Advertising sales	87	5%	76	4%	11	14%
Other	44	2%	39	2%	5	13%

	$1,884	100%	$1,791	100%	$93	5%

	Six Months Ended June 30,
	2012		2011		2012 over 2011
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$1,806	49%	$1,829	51%	$(23)	(1)%
Internet	917	25%	833	23%	84	10%
Telephone	434	12%	425	12%	9	2%
Commercial	313	8%	258	7%	55	21%
Advertising sales	153	4%	138	4%	15	11%
Other	88	2%	78	2%	10	13%

	$3,711	100%	$3,561	100%	$150	4%

Certain prior year amounts have been reclassified to conform with the 2012 presentation, including the reflection of revenues earned from customers residing in multi-dwelling residential structures from commercial revenues to video and Internet revenues. See page 21 and 22 for definitions of customers and ARPU discussed below.

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Video ARPU increased from $71 for each of the three and six months ended June 30, 2011 to $73 for each of the three and six months ended June 30, 2012, as a result of price increases and incremental revenues from DVR and HD television services. Residential basic video customers decreased by 126,000 from June 30, 2011 to June 30, 2012, or 153,000 customers after giving effect to asset acquisitions. Digital video customers increased by 97,000 customers from June 30, 2011 to June 30, 2012, or 88,000 customers after giving effect to asset acquisitions. The decrease in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2012 compared to three months ended June 30, 2011 Increase / (Decrease)	Six months ended June 30, 2012 compared to six months ended June 30, 2011 Increase / (Decrease)

Decrease in basic video customers	$(22)	$(46)
Decrease in premium, OnDemand and Pay-Per-View	(8)	(20)
Incremental video services and price adjustments	18	22
Increase in digital video customers	6	11
Asset acquisitions	5	10

	$(1)	$(23)

Internet ARPU remained relatively constant at $42 for each of the three and six months ended June 30, 2012 and 2011. Residential Internet customers grew by 310,000 customers from June 30, 2011 to June 30, 2012, or 291,000 customers after giving effect to asset acquisitions. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2012 compared to three months ended June 30, 2011 Increase / (Decrease)	Six months ended June 30, 2012 compared to six months ended June 30, 2011 Increase / (Decrease)

Increase in residential Internet customers	$34	$64
Service level changes and price adjustments	9	16
Asset acquisitions	2	4

	$45	$84

Telephone ARPU remained relatively constant at $40 for the three months ended June 30, 2011 and 2012, and decreased from $41 for the six months ended June 30, 2011 to $40 for the six months ended June 30, 2012. The decrease is due to increased value based packages and bundling. Residential telephone customers grew by 80,000 customers from June 30, 2011 to June 30, 2012, or 75,000 customers after giving effect to asset acquisitions. The increase in telephone revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2012 compared to three months ended June 30, 2011 Increase / (Decrease)	Six months ended June 30, 2012 compared to six months ended June 30, 2011 Increase / (Decrease)

Increase in residential telephone customers	$8	$17
Price adjustments and service level changes	(4)	(9)
Asset acquisitions	—	1

	$4	$9

Commercial revenues consist primarily of revenues from services provided to our commercial customers. Increases in commercial revenues were the result of increases in customers across all types of businesses we serve, an expanded product set and sales efforts. Commercial PSUs increased 44,000 from June 30, 2011 to June 30, 2012. The increase in commercial revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2012 compared to three months ended June 30, 2011 Increase / (Decrease)	Six months ended June 30, 2012 compared to six months ended June 30, 2011 Increase / (Decrease)

Sales to small-to-medium sized business customers	$21	$42
Carrier site customers	4	8
Other	3	4
Asset acquisitions	1	1

	$29	$55

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased for the three and six months ended June 30, 2012 as a result of an increase in revenue from the political and automotive sectors. For the three months ended June 30, 2012 and 2011, we received $19 million and $13 million, respectively, and for the six months ended June 30, 2012 and 2011, we received $29 million and $23 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. The increase during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 was primarily the result of increases in late payment fees.

Operating expenses. The increase in our operating expenses is attributable to the following (dollars in millions):

	Three months ended June 30, 2012 compared to three months ended June 30, 2011 Increase / (Decrease)	Six months ended June 30, 2012 compared to six months ended June 30, 2011 Increase / (Decrease)

Programming costs	$25	$47
Service labor costs	8	23
Maintenance costs	7	11
Advertising sales	4	7
Cost of providing Internet and telephone services	(3)	(7)
Other, net	2	4
Asset acquisitions	4	8

	$47	$93

Programming costs were approximately $496 million and $469 million, representing 60% of total operating expenses for each of the three months ended June 30, 2012 and 2011 and were approximately $987 million and $935 million, representing 60% of total operating expenses for each of the six months ended June 30, 2012 and 2011. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, OnDemand, and pay-per-view programming. The increases in programming costs are primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming, offset in part by customer losses. Programming costs were also offset by the amortization of payments received from programmers of $2 million for each of the three months ended June 30, 2012 and 2011, respectively, and $3 million and $4 million for the six months ended June 30, 2012 and 2011, respectively. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, and additional programming, including new sports services and non-linear programming for on-line and OnDemand programming. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Service labor increased $8 million and $23 million for the three and six months ended June 30, 2012 due to increased preventive maintenance levels and a higher number of reconnects.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

	Three months ended June 30 2012 compared to three months ended June 30, 2011 Increase / (Decrease)	Six months ended June 30 2012 compared to six months ended June 30, 2011 Increase / (Decrease)

Marketing costs	$20	$32
Commercial services	5	11
Customer care costs	4	10
Stock compensation	4	9
Bad debt and collection costs	(3)	(7)
Other, net	(2)	(2)
Asset acquisitions	2	4

	$30	$57

The increase in marketing costs for the three and six months ended June 30, 2012 is the result of increased media investment and commercial marketing as well as a $7 million favorable adjustment in the second quarter of 2011 related to expenses previously accrued on 2010 marketing campaigns.

Depreciation and amortization. Depreciation and amortization expense increased by $22 million and $47 million for the three and six months ended June 30, 2012 compared to the corresponding periods in 2011, respectively, primarily representing depreciation on recent capital expenditures, offset by certain assets becoming fully depreciated.

Other operating (income) expenses, net. The change in other operating (income) expense, net is attributable to the following (dollars in millions):

	Three months ended June 30, 2012 compared to three months ended June 30, 2011	Six months ended June 30, 2012 compared to six months ended June 30, 2011

Increase in gain on sales of assets	$(14)	$(13)
Increase in special charges, net	9	6

	$(5)	$(7)

The increase in gain on sales of assets is due to a gain recorded on the sale of cable systems in the second quarter of 2012. The increase in special charges in the three and six months ended June 30, 2012 as compared to prior periods is a result of an increase in severance charges and settlements. For more information, see Note 8 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three and six months ended June 30, 2012 compared to the corresponding periods in 2011, net interest expense decreased by $16 million and $12 million, respectively, which was primarily a result of a decrease in our average interest rate from 7.4% and 7.3% for the three and six months ended June 30, 2011, respectively, to 6.6% and 6.7% for the three and six months ended June 30, 2012, respectively, offset by an increase in our weighted average debt outstanding from $12.6 billion and $12.5 billion for the three and six months ended June 30, 2011, respectively, to $12.9 billion for each of the three and six months ended June 30, 2012.

Loss on extinguishment of debt. Loss on extinguishment of debt consists of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

CCH II and Charter Operating notes repurchase	$—	$—	$15	$—
Charter Operating credit facility refinancing/prepayments	59	53	59	120

	$59	$53	$74	$120

For more information, see Note 4 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements ”

Income tax expense. Income tax expense was recognized for the three and six months ended June 30, 2012 and 2011 through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to current state income tax expense.  Income tax expense for the three and six months ended June 30, 2011 included an $8 million expense for a state tax law change.

Net loss. Net loss decreased from $107 million for the three months ended June 30, 2011 to $83 million for the three months ended June 30, 2012 and from $217 million for the six months ended June 30, 2011 to $177 million for the six months ended June 30,

2012 primarily as a result of the factors described above.

Loss per common share. During the three and six months ended June 30, 2012 compared to the corresponding periods in 2011, net loss per common share decreased by $0.14 and $0.17, respectively, as a result of the factors described above offset by a decrease in our weighted average shares outstanding as a result of share repurchases in the last twelve months.

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

Adjusted EBITDA is defined as net loss plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt and other operating (income) expenses, such as special charges and gain on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. Management evaluates these costs through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

We believe that Adjusted EBITDA and free cash flow provide information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $41 million and $35 million for the three months ended June 30, 2012 and 2011, respectively, and $82 million and $70 million for the six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(83)	$(107)	$(177)	$(217)
Plus: Interest expense, net	225	241	462	474
Income tax expense	68	81	139	160
Depreciation and amortization	415	393	823	776
Stock compensation expense	13	9	24	15
Loss on extinguishment of debt	59	53	74	120
Other, net	(4)	3	—	8

Adjusted EBITDA	$693	$673	$1,345	$1,336

Net cash flows from operating activities	$469	$460	$923	$907
Less: Purchases of property, plant and equipment	(468)	(324)	(808)	(680)
Change in accrued expenses related to capital expenditures	25	19	13	—

Free cash flow	$26	$155	$128	$227

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt.  The accreted value of our debt as of June 30, 2012 was $12.8 billion, consisting of $4.5 billion of credit facility debt and $8.3 billion of high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of June 30, 2012, $15 million of our long-term debt matures in 2012, $268 million in 2013, $418 million in 2014, $106 million in 2015, $3.4 billion in 2016 and $8.6 billion thereafter. As of December 31, 2011, as shown in our annual report on Form 10-K, we had other contractual obligations, including interest on our debt, totaling $6.2 billion. We also currently expect to incur capital expenditures of approximately $1.5 billion to $1.7 billion in 2012.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $26 million and $128 million for the three and six months ended June 30, 2012, respectively. We expect to generate positive free cash flow for 2012. As of June 30, 2012, the amount available under our credit facilities was approximately $756 million. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

We continue to evaluate the deployment of our anticipated future free cash flow including to reduce our leverage, and to invest in our business growth and other strategic opportunities, including mergers and acquisitions as well as stock repurchases and dividends. As possible acquisitions, swaps or dispositions arise in our industry, we actively review them against our objectives including, among other considerations, improving the operational efficiency and clustering of our business and achieving appropriate return targets, and we may participate to the extent we believe these possibilities present attractive opportunities. However, there can be no assurance that we will actually complete any acquisition, disposition or system swap or that any such transactions will be material to our operations or results.

Free Cash Flow

Free cash flow was $26 million and $155 million for the three months ended June 30, 2012 and 2011, respectively, and $128 million and $227 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in free cash flow for the three and six months ended June 30, 2012 compared to the corresponding period in 2011 is primarily due to an increase of $144 million and $128 million, respectively, in capital expenditures and an increase of $32 million and $46 million, respectively, in cash paid for interest due to a change in the timing of payments with the completion of refinancings. The decrease in free cash flow is offset by changes in operating assets and liabilities, excluding the change in accrued interest, that provided $32 million and $70 million more cash during the three and six months ended June 30, 2012, respectively, driven by collection of receivables and an increase in accounts payable.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of June 30, 2012, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on June 30, 2012 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $32 million and $29 million in cash and cash equivalents as of June 30, 2012 and December 31, 2011, respectively, including $27 million of restricted cash.

Operating Activities. Net cash provided by operating activities increased $16 million from $907 million for the six months ended June 30, 2011 to $923 million for the six months ended June 30, 2012, primarily due to changes in operating assets and liabilities, excluding the change in accrued interest and in liabilities related to capital expenditures, that provided $57 million more cash during 2012 driven by collection of receivables and an increase in accounts payable and higher Adjusted EBITDA offset by a $46 million increase in the timing of cash interest payments.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2012 and 2011 was $785 million and $694 million, respectively. The increase is primarily due to higher capital expenditures.

Financing Activities. Net cash used in financing activities was $135 million and $51 million for the six months ended June 30, 2012 and 2011, respectively. The increase in cash used was primarily the result of an increase in the amount by which repayments of long term debt exceeded borrowings offset by decreases in purchases of treasury stock.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $808 million and $680 million for the six months ended June 30, 2012 and 2011, respectively.  The increase related to higher actual and anticipated residential and commercial customer growth, scalable Internet infrastructure to accommodate higher penetration and network throughput, and further investments in customer experience, both in systems and the network. See the table below for more details.

During 2012, we currently expect capital expenditures to be between $1.5 billion and $1.7 billion. The actual amount of our capital expenditures depends on the level of success of our new operating strategies and residential product offerings, with the increase over prior year reflecting higher expected levels of customer premise equipment placement for both new and existing customers, resulting from increased digitization and DVR penetration, and growth in our commercial business.

Our capital expenditures are funded primarily from free cash flow and borrowings on our credit facility. In addition, our liabilities related to capital expenditures increased by $13 million for the six months ended June 30, 2012.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and six months ended June 30, 2012 and 2011. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Customer premise equipment (a)	$193	$130	$366	$287
Scalable infrastructure (b)	167	85	246	207
Line extensions (c)	33	29	59	49
Upgrade/rebuild (d)	7	7	14	12
Support capital (e)	68	73	123	125

Total capital expenditures (f)	$468	$324	$808	$680

(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes customer installation costs and customer premise equipment (e.g., set-top boxes and cable modems).

(b)
Scalable infrastructure includes costs not related to customer premise equipment, to secure growth of new customers, revenue units, and additional bandwidth revenues, or provide service enhancements (e.g., headend equipment).

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

(f)
Total capital expenditures includes $61 million and $45 million of capital expenditures related to commercial services for the three months ended June 30, 2012 and 2011, respectively, and $99 million and $72 million for the six months ended June 30, 2012 and 2011, respectively.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks, including fluctuations in interest rates. We have used interest rate swap agreements to manage our interest costs and reduce our exposure to increases in floating interest rates. We manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

As of June 30, 2012 and December 31, 2011, the accreted value of our debt was approximately $12.8 billion and $12.9 billion, respectively.  As of June 30, 2012 and December 31, 2011, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 4.0% and 4.3%, respectively, and the weighted average interest rate on the high-yield notes was approximately 8.0% and 8.5%, respectively, resulting in a blended weighted average interest rate of 6.6% and 7.1%, respectively.  The interest rate on approximately 79% and 82% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of June 30, 2012 and December 31, 2011, respectively.

We do not hold or issue derivative instruments for speculative trading purposes. We have interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations. We formally document, designate and assess the effectiveness of transactions that receive hedge accounting. For the three and six months ended June 30, 2012 and 2011 there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in other comprehensive loss. For the three and six months ended June 30, 2012, losses of $12 million and $11 million, respectively, and for the three and six months ended June 30, 2011, losses of $20 million and $9 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in other comprehensive loss. The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of June 30, 2012 (dollars in millions):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at June 30, 2012
Debt:
Fixed Rate	$—	$—	$—	$—	$1,146	$7,000	$8,146	$8,880
Average Interest Rate	—	—	—	—	13.50%	7.15%	8.05%

Variable Rate	$15	$268	$418	$106	$2,281	$1,570	$4,658	$4,570
Average Interest Rate	3.80%	2.54%	3.19%	3.54%	4.74%	4.86%	4.48%

Interest Rate Instruments:
Variable to Fixed Rate	$—	$900	$800	$300	$250	$850	$3,100	$76
Average Pay Rate	—	5.21%	5.65%	5.99%	4.89%	4.84%	5.27%
Average Receive Rate	—	3.79%	3.87%	4.06%	4.95%	5.41%	4.37%

At June 30, 2012, we had $3.1 billion in notional amounts of interest rate swaps outstanding. This includes $1.1 billion in delayed start interest rate swaps that become effective in March 2013 through March 2015.  In any future quarter in which a portion of these delayed start hedges first becomes effective, an equal or greater notional amount of the currently effective swaps are scheduled to mature.  Therefore, the $2.0 billion notional amount of currently effective interest rate swaps will gradually step down over time as current swaps mature and an equal or lesser amount of delayed start swaps become effective.

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at June 30, 2012 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Proceeds and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the second quarter of 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2012	5,435 (1)	$60.82	N/A	N/A
May 1 - 31, 2012	—	—	N/A	N/A
June 1 - 30, 2012	131 (1)	$66.36	N/A	N/A

(1)
In April and June 2012, Charter withheld 5,435 and 131 shares of its common stock, respectively, in payment of income tax withholding owed by employees upon vesting of restricted shares and restricted stock units.

Item 6.     Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: August 7, 2012		Chief Accounting Officer

S-1

Exhibit Index

Exhibit	Description

10.1
Employment Agreement dated as of April 30, 2012, by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.2
Time-Vesting Stock Option Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.3
Performance-Vesting Restricted Stock Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.4
Performance-Vesting Stock Option Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.5
Time-Vesting Restricted Stock Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

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
101
The following financial statements from Charter Communications, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

_____________

*	Filed herewith.

E-1