Form 10-Q
period 2012-09-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2012-11-06
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares of Class A common stock outstanding as of September 30, 2012: 101,052,864

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2012

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2012. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$868	$2
Restricted cash and cash equivalents	27	27
Accounts receivable, less allowance for doubtful accounts of
$18 and $16, respectively	254	272
Prepaid expenses and other current assets	80	69
Total current assets	1,229	370

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $3,320 and $2,364, respectively	7,159	6,897
Franchises	5,287	5,288
Customer relationships, net	1,492	1,704
Goodwill	953	954
Total investment in cable properties, net	14,891	14,843

OTHER NONCURRENT ASSETS	377	392

Total assets	$16,497	$15,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,246	$1,153
Current portion of long-term debt	870	—
Total current liabilities	2,116	1,153

LONG-TERM DEBT	12,820	12,856
DEFERRED INCOME TAXES	1,054	847
OTHER LONG-TERM LIABILITIES	334	340

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
101,068,420 and 100,570,418 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no non-redeemable shares issued and outstanding	—	—
Additional paid-in capital	1,605	1,556
Accumulated deficit	(1,348)	(1,082)
Treasury stock at cost; 15,556 and 0 shares, respectively	(1)	—
Accumulated other comprehensive loss	(83)	(65)
Total shareholders’ equity	173	409

Total liabilities and shareholders’ equity	$16,497	$15,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUES	$1,880	$1,809	$5,591	$5,370

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	858	792	2,503	2,344
Selling, general and administrative	384	374	1,129	1,062
Depreciation and amortization	424	405	1,247	1,181
Other operating expenses, net	3	1	2	7

	1,669	1,572	4,881	4,594

Income from operations	211	237	710	776

OTHER EXPENSES:
Interest expense, net	(229)	(244)	(691)	(718)
Loss on extinguishment of debt	—	(4)	(74)	(124)
Other expense, net	—	(2)	(1)	(4)

	(229)	(250)	(766)	(846)

Loss before income taxes	(18)	(13)	(56)	(70)

Income tax expense	(69)	(72)	(208)	(232)

Net loss	$(87)	$(85)	$(264)	$(302)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.87)	$(0.79)	$(2.65)	$(2.74)

Weighted average common shares outstanding, basic and diluted	99,694,672	108,420,169	99,542,021	110,285,852

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(87)	$(85)	$(264)	$(302)
Changes in fair value of interest rate swap agreements, net of tax	(7)	(11)	(18)	(20)

Comprehensive loss	$(94)	$(96)	$(282)	$(322)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(264)	$(302)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,247	1,181
Noncash interest expense	33	27
Loss on extinguishment of debt	74	124
Deferred income taxes	203	225
Other, net	25	26
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	18	(5)
Prepaid expenses and other assets	(12)	(4)
Accounts payable, accrued expenses and other	67	40
Net cash flows from operating activities	1,391	1,312

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,296)	(984)
Change in accrued expenses related to capital expenditures	16	(11)
Sales (purchases) of cable systems, net	19	(89)
Other, net	(18)	(20)
Net cash flows from investing activities	(1,279)	(1,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	4,353	3,801
Repayments of long-term debt	(3,554)	(3,645)
Payments for debt issuance costs	(41)	(43)
Purchase of treasury stock	(4)	(323)
Other, net	—	2
Net cash flows from financing activities	754	(208)

NET INCREASE IN CASH AND CASH EQUIVALENTS	866	—
CASH AND CASH EQUIVALENTS, beginning of period	29	32
CASH AND CASH EQUIVALENTS, end of period	$895	$32

CASH PAID FOR INTEREST	$647	$649

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2.    Franchises, Goodwill and Other Intangible Assets

As of September 30, 2012 and December 31, 2011, indefinite lived and finite-lived intangible assets are presented in the following table:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite lived intangible assets:
Franchises	$5,287	$—	$5,287	$5,288	$—	$5,288
Goodwill	953	—	953	954	—	954
Trademarks	158	—	158	158	—	158

	$6,398	$—	$6,398	$6,400	$—	$6,400

Finite-lived intangible assets:
Customer relationships	$2,368	$876	$1,492	$2,368	$664	$1,704
Other intangible assets	97	26	71	79	16	63
	$2,465	$902	$1,563	$2,447	$680	$1,767

Amortization expense related to customer relationships and other intangible assets for the three months ended September 30, 2012 and 2011 was $74 million and $79 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $222 million and $238 million, respectively. Franchises and goodwill decreased by $1 million and $1 million, respectively, as a result of cable system divestitures completed during the nine months ended September 30, 2012.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

Three months ending December 31, 2012	$72
2013	267
2014	241
2015	215
2016	188
Thereafter	580

$1,563

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Accounts payable – trade	$157	$142
Accrued capital expenditures	159	143
Accrued expenses:
Interest	212	191
Programming costs	332	303
Franchise related fees	46	50
Compensation	130	123
Other	210	201

	$1,246	$1,153

4.    Long-Term Debt

Long-term debt consists of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCH II, LLC:
13.500% senior notes due November 30, 2016	$1,146	$1,290	$1,480	$1,692
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	1,000	1,000	1,000	1,000
7.875% senior notes due April 30, 2018	900	900	900	900
7.000% senior notes due January 15, 2019	1,400	1,392	1,400	1,391
8.125% senior notes due April 30, 2020	700	700	700	700
7.375% senior notes due June 1, 2020	750	750	750	750
6.500% senior notes due April 30, 2021	1,500	1,500	1,500	1,500
6.625% senior notes due January 31, 2022	750	746	—	—
5.250% senior notes due September 30, 2022	1,250	1,238	—	—
Credit facility due September 6, 2014	350	335	350	326
Charter Communications Operating, LLC:
8.000% senior second-lien notes due April 30, 2012	—	—	500	502
10.875% senior second-lien notes due September 15, 2014	—	—	312	331
Credit facilities	3,970	3,839	3,929	3,764
Total Debt	$13,716	$13,690	$12,821	$12,856
Less: Current Portion	773	870	—	—
Long-Term Debt	$12,943	$12,820	$12,821	$12,856

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The accreted values presented above represent the fair value of the notes as of the date the Company emerged from Bankruptcy (see Note 10) or the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $1.1 billion as of September 30, 2012.

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

In August 2011, Charter Operating repurchased, in private transactions, a total of $193 million principal amount of Charter Operating 8.000% senior second-lien notes due 2012 for approximately $199 million cash. The transactions resulted in a loss on extinguishment of debt of approximately $4 million for the three and nine months ended September 30, 2011.

In January 2012, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $750 million aggregate principal amount of 6.625% senior notes due 2022. The notes were issued at a price of 99.5% of the aggregate principal amount. The net proceeds of the notes were used, along with a draw on the $500 million delayed draw portion of the Charter Operating Term Loan A facility, to repurchase $300 million aggregate principal amount of Charter Operating's outstanding 8.000% senior second-lien notes due 2012, $294 million aggregate principal amount of Charter Operating's 10.875% senior second-lien notes due 2014 and $334 million aggregate principal amount of CCH II, LLC's ("CCH II") 13.500% senior notes due 2016, as well as to repay amounts outstanding under the Company's revolving credit facility. The tender offers closed in January and February 2012 and the Company recorded a loss on extinguishment of debt of approximately $15 million on this transaction for the nine months ended September 30, 2012.

In March 2012, Charter Operating redeemed the remaining $18 million of 10.875% senior notes due 2014 pursuant to a notice of redemption.

In April 2012, Charter Operating entered into a senior secured term loan D facility pursuant to the terms of the Charter Operating credit agreement providing for $750 million of term loans with a final maturity date of May 15, 2019. Pricing on the new term loan D was set at LIBOR plus 3% with a LIBOR floor of 1%, and issued at a price of 99.5% of the aggregate principal amount. The proceeds were used to refinance Charter Operating's existing term loan B-1 and term loan B-2, both due 2014, with the remaining amount used to pay down a portion of its existing term loan C due 2016. Charter Operating concurrently amended and restated its existing $1.3 billion revolving credit facility with a new $1.15 billion revolving credit facility due 2017 at the interest rate of LIBOR plus 2.25% and amended and restated its existing credit agreement dated March 31, 2010 (the “Existing Credit Agreement”). The amendments to the Existing Credit Agreement included, among other things, certain allowances under the negative covenants, including an allowance for restricted payments so long as the Consolidated Leverage Ratio as defined in the Charter Operating credit agreement is no greater than 3.5 after giving pro forma effect to such restricted payment, the calculation of certain financial covenants and changes to the related financial definitions, and the thresholds for certain events of default, including a modification of the Change of Control definition. The Change of Control definition was amended to conform to the provision contained in the CCO Holdings' indentures so that a Change of Control would now occur upon both the consummation of a transaction resulting in any person or group having the power to vote more than 50% of the ordinary voting power and a Ratings Event as defined in the Charter Operating credit agreement. The Change of Control definition previously contained the more than 50% threshold without the Ratings Event trigger. The Company recorded a loss on extinguishment of debt of approximately $59 million during the nine months ended September 30, 2012 related to these transactions.

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

In August 2012, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.25 billion aggregate principal amount of 5.25% senior notes due 2022. The notes were issued at a price of 99.026% of the aggregate principal amount. The proceeds from the notes will be used for general corporate purposes, including repaying amounts outstanding under the Company's revolving credit facility, and to fund the redemption of the CCH II 13.500% senior notes due 2016 on or before November 30, 2012. In October 2012, the Company redeemed $678 million aggregate principal amount of the CCH II 13.500% senior notes due 2016 at 108.522% of the principal amount. In October 2012, the Company also sent out notices of redemption for the remaining $468 million aggregate principal amount of CCH II 13.500% senior notes due 2016 at 106.75% of the principal amount. The current portion of long-term debt represents the accreted value of the notes that will be paid with available cash. The remainder is classified as long-term as it will be refinanced from borrowings on the Company's revolving credit facility. The Company expects to record a non-cash gain on the redemptions of approximately $52 million during the fourth quarter of 2012 related to these transactions.

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

During the three and nine months ended September 30, 2012, the Company withheld 4,632 and 15,556 shares, respectively, of its common stock in payment of $1 million income tax withholding owed by employees upon vesting of restricted shares. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders' equity.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effect of derivative instruments on the Company’s condensed consolidated balance sheets is presented in the table below:

	September 30, 2012	December 31, 2011

Other long-term liabilities:
Fair value of interest rate derivatives designated as hedges	$72	$65

Accrued interest:
Fair value of interest rate derivatives designated as hedges	$11	$—

Accumulated other comprehensive loss:
Fair value of interest rate derivatives designated as hedges	$(83)	$(65)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Other comprehensive loss:
Loss on interest rate derivatives designated as hedges (effective portion)	$(7)	$(11)	(18)	(20)

Net loss:
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	$(10)	$(10)	$(27)	$(30)

As of September 30, 2012 and December 31, 2011, the Company had $3.1 billion and $2.0 billion in notional amounts of interest rate swap agreements outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

During the second quarter of 2012, the Company entered into $1.1 billion in delayed start interest rate swaps that become effective in March 2013 through March 2015.  In any future quarter in which a portion of these delayed start hedges first becomes effective, an equal or greater notional amount of the currently effective swaps are scheduled to mature.  Therefore, the $2.0 billion notional amount of currently effective interest rate swaps will gradually step down over time as current swaps mature and an equal or lesser amount of delayed start swaps become effective.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

7.    Fair Value Measurements

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2012 and December 31, 2011 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s debt at September 30, 2012 and December 31, 2011 are based on quoted market prices and is classified within Level 1 (defined below) of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
CCH II debt	$1,290	$1,247	$1,692	$1,713
CCO Holdings debt	$8,226	$8,866	$6,241	$6,630
Charter Operating debt	$—	$—	$833	$847
Credit facilities	$4,174	$4,312	$4,090	$4,193

The interest rate derivatives designated as hedges were valued as $83 million and $65 million liabilities as of September 30, 2012 and December 31, 2011, respectively, using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 (defined below) of the valuation hierarchy. The weighted average pay rate for the Company’s currently effective interest rate swaps was 2.25% at both September 30, 2012 and December 31, 2011 (exclusive of applicable spreads).

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

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded in the three and nine months ended September 30, 2012 and 2011.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

8.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

(Gain)/loss on sale of assets, net	$1	$—	$(12)	$—
Special charges, net	2	1	14	7

	$3	$1	$2	$7

(Gain)/loss on sale of assets, net

(Gain)/loss on sale of assets represents the gain or loss recognized on the sales of fixed assets and cable systems.

Special charges, net

Special charges, net for the three and nine months ended September 30, 2012 and 2011 primarily includes severance charges and settlements.

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

For the three and nine months ended September 30, 2012, the Company recorded $69 million and $208 million of income tax expense, respectively. For the three and nine months ended September 30, 2011, the Company recorded $72 million and $232 million of income tax expense, respectively. The income tax expense is recognized primarily through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense (net of refunds) and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

As of September 30, 2012 and December 31, 2011, the Company had net deferred income tax liabilities of approximately $1.0 billion and $824 million, respectively. Included in net deferred tax liabilities are net current deferred assets of $23 million as of September 30, 2012 and December 31, 2011 included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets of the Company. Net deferred tax liabilities included approximately $224 million and $221 million at September 30, 2012 and December 31, 2011, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of the Company's net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

No tax years for Charter or Charter Holdco are currently under examination by the Internal Revenue Service.  Tax years ending 2009 through 2011 remain subject to examination and assessment. Years prior to 2009 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

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

Two appeals are pending relating to confirmation of the Plan, the appeals by (i) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); and (ii) R2 Investments, LDC (“R2 Investments”) (a former equity interest holder in Charter). The appeals by Law Debenture Trust and R2 Investments were denied by the District Court for the Southern District of New York in March 2011. On August 31, 2012, the 2nd Circuit unanimously affirmed the district court's decision holding that R2 and LDT's appeals are equitably moot. Thereafter, R2 and LDT sought a rehearing en banc with the 2nd Circuit. On October 18, 2012, the 2nd Circuit denied that request. The Company cannot predict the ultimate outcome of the appeals nor can it estimate a reasonable range of loss.

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

During the nine months ended September 30, 2012, the Company granted 243,800 shares of restricted stock. During the three and nine months ended September 30, 2011, the Company granted 27,000 and 57,100 shares of restricted stock, respectively. Restricted stock vests annually over a one to four-year period beginning from the date of grant. During the three and nine months ended September 30, 2012, the Company granted 121,500 and 575,200 stock options, respectively. During the three and nine months ended September 30, 2011, the Company granted 201,900 and 2.4 million stock options, respectively. Stock options generally vest annually over four years from either the grant date or delayed vesting commencement dates. A portion of stock options and restricted stock vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date. During the three and nine months ended September 30, 2012, the Company granted 31,900 and 94,300 restricted stock units, respectively. During the three and nine months ended September 30, 2011, the Company granted 7,500 and 238,000 restricted stock units, respectively. Restricted stock units have no voting rights and vest ratably over four years from either the grant date or delayed vesting commencement dates. As of September 30, 2012, total unrecognized compensation remaining to be recognized in future periods totaled $38 million for restricted stock, $49 million for stock options and $15 million for restricted stock units and the weighted average period over which they are expected to be recognized is three years.

The Company recorded $13 million and $37 million of stock compensation expense for the three and nine months ended September 30, 2012, respectively, and $10 million and $26 million of stock compensation expense for the three and nine months ended September 30, 2011, respectively, which is included in selling, general, and administrative expense and other operating expenses, net.

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

Condensed consolidating financial statements as of September 30, 2012 and December 31, 2011 and for the nine months ended September 30, 2012 and 2011 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2012

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14	$3	$—	$398	$453	$—	$868
Restricted cash and cash equivalents	—	—	—	—	27	—	27
Accounts receivable, net	—	4	—	—	250	—	254
Receivables from related party	94	147	6	7	—	(254)	—
Prepaid expenses and other current assets	21	10	—	—	49	—	80
Total current assets	129	164	6	405	779	(254)	1,229

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	32	—	—	7,127	—	7,159
Franchises	—	—	—	—	5,287	—	5,287
Customer relationships, net	—	—	—	—	1,492	—	1,492
Goodwill	—	—	—	—	953	—	953
Total investment in cable properties, net	—	32	—	—	14,859	—	14,891

CC VIII PREFERRED INTEREST	100	235	—	—	—	(335)	—

INVESTMENT IN SUBSIDIARIES	1,007	475	1,514	9,382	—	(12,378)	—

LOANS RECEIVABLE – RELATED PARTY	—	44	265	359	—	(668)	—

OTHER NONCURRENT ASSETS	—	158	—	109	110	—	377

Total assets	$1,236	$1,108	$1,785	$10,255	$15,748	$(13,635)	$16,497

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11	$101	$20	$180	$934	$—	$1,246
Payables to related party	—	—	—	—	254	(254)	—
Current portion of long-term debt	—	—	870	—	—	—	870
Total current liabilities	11	101	890	180	1,188	(254)	2,116

LONG-TERM DEBT	—	—	420	8,561	3,839	—	12,820
LOANS PAYABLE – RELATED PARTY	—	—	—	—	668	(668)	—
DEFERRED INCOME TAXES	828	—	—	—	226	—	1,054
OTHER LONG-TERM LIABILITIES	224	—	—	—	110	—	334

Shareholders’/Member’s equity	173	1,007	475	1,514	9,382	(12,378)	173
Noncontrolling interest	—	—	—	—	335	(335)	—
Total shareholders’/member’s equity	173	1,007	475	1,514	9,717	(12,713)	173

Total liabilities and shareholders’/member’s equity	$1,236	$1,108	$1,785	$10,255	$15,748	$(13,635)	$16,497

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2012

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$19	$113	$—	$—	$5,591	$(132)	$5,591

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	—	—	—	—	2,503	—	2,503
Selling, general and administrative	19	113	—	—	1,129	(132)	1,129
Depreciation and amortization	—	—	—	—	1,247	—	1,247
Other operating expenses, net	—	—	—	—	2	—	2

	19	113	—	—	4,881	(132)	4,881

Income from operations	—	—	—	—	710	—	710

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	1	(94)	(398)	(200)	—	(691)
Loss on extinguishment of debt	—	—	(6)	—	(68)	—	(74)
Other expense, net	—	—	—	—	(1)	—	(1)
Equity in income (loss) of subsidiaries	(73)	(96)	4	402	—	(237)	—

	(73)	(95)	(96)	4	(269)	(237)	(766)

Income (loss) before income taxes	(73)	(95)	(96)	4	441	(237)	(56)

INCOME TAX EXPENSE	(200)	—	—	—	(8)	—	(208)

Consolidated net income (loss)	(273)	(95)	(96)	4	433	(237)	(264)

Less: Net (income) loss – noncontrolling interest	9	22	—	—	(31)	—	—

Net income (loss)	$(264)	$(73)	$(96)	$4	$402	$(237)	$(264)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$24	$92	$—	$—	$5,370	$(116)	$5,370

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	—	—	—	—	2,344	—	2,344
Selling, general and administrative	24	92	—	—	1,062	(116)	1,062
Depreciation and amortization	—	—	—	—	1,181	—	1,181
Other operating expenses, net	—	—	—	—	7	—	7

	24	92	—	—	4,594	(116)	4,594

Income from operations	—	—	—	—	776	—	776

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	1	(144)	(274)	(301)	—	(718)
Loss on extinguishment of debt	—	—	—	—	(124)	—	(124)
Other expense, net	—	—	—	—	(4)	—	(4)
Equity in income (loss) of subsidiaries	(82)	(106)	38	312	—	(162)	—

	(82)	(105)	(106)	38	(429)	(162)	(846)

Income (loss) before income taxes	(82)	(105)	(106)	38	347	(162)	(70)

INCOME TAX EXPENSE	(229)	—	—	—	(3)	—	(232)

Consolidated net income (loss)	(311)	(105)	(106)	38	344	(162)	(302)

Less: Net (income) loss – noncontrolling interest	9	23	—	—	(32)	—	—

Net income (loss)	$(302)	$(82)	$(106)	$38	$312	$(162)	$(302)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the nine months ended September 30, 2012

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(273)	$(95)	$(96)	$4	$433	$(237)	$(264)
Changes in fair value of interest rate swap agreements, net of tax	—	—	—	—	(18)	—	(18)

Comprehensive income (loss)	$(273)	$(95)	$(96)	$4	$415	$(237)	$(282)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the nine months ended September 30, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(311)	$(105)	$(106)	$38	$344	$(162)	$(302)
Changes in fair value of interest rate swap agreements, net of tax	—	—	—	—	(20)	—	(20)

Comprehensive income (loss)	$(311)	$(105)	$(106)	$38	$324	$(162)	$(322)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2012

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(273)	$(95)	$(96)	$4	$433	$(237)	$(264)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	1,247	—	1,247
Noncash interest expense	—	—	(21)	18	36	—	33
Loss on extinguishment of debt	—	—	6	—	68	—	74
Deferred income taxes	200	—	—	—	3	—	203
Equity in (income) losses of subsidiaries	73	96	(4)	(402)	—	237	—
Other, net	—	(1)	—	—	26	—	25
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	—	—	—	—	18	—	18
Prepaid expenses and other assets	1	11	—	—	(24)	—	(12)
Accounts payable, accrued expenses and other	—	(33)	(57)	81	76	—	67
Receivables from and payables to related party	1	28	(6)	(7)	(16)	—	—

Net cash flows from operating activities	2	6	(178)	(306)	1,867	—	1,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,296)	—	(1,296)
Change in accrued expenses related to capital expenditures	—	—	—	—	16	—	16
Sales of cable systems	—	—	—	—	19	—	19
Contribution to subsidiary	—	—	—	(1,244)	—	1,244	—
Distributions from subsidiary	3	15	567	870	—	(1,455)	—
Other, net	—	—	—	—	(18)	—	(18)

Net cash flows from investing activities	3	15	567	(374)	(1,279)	(211)	(1,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	1,984	2,369	—	4,353
Repayments of long-term debt	—	—	(386)	—	(3,168)	—	(3,554)
Borrowings (payments) loans payable - related parties	—	—	—	(314)	314	—	—
Payment for debt issuance costs	—	—	—	(27)	(14)	—	(41)
Purchase of treasury stock	(4)	—	—	—	—	—	(4)
Contributions from parent	—	—	—	—	1,244	(1,244)	—
Distributions to parent	—	(15)	(3)	(567)	(870)	1,455	—
Other, net	13	(3)	—	—	(10)	—	—

Net cash flows from financing activities	9	(18)	(389)	1,076	(135)	211	754

NET INCREASE IN CASH AND CASH EQUIVALENTS	14	3	—	396	453	—	866
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	2	27	—	29

CASH AND CASH EQUIVALENTS, end of period	$14	$3	$—	$398	$480	$—	$895

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2011

	Charter	Intermediate Holding Companies	CCH II	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(311)	$(105)	$(106)	$38	$344	$(162)	$(302)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	1,181	—	1,181
Noncash interest expense	—	—	(28)	15	40	—	27
Loss on extinguishment of debt	—	—	—	—	124	—	124
Deferred income taxes	229	—	—	—	(4)	—	225
Equity in (income) losses of subsidiaries	82	106	(38)	(312)	—	162	—
Other, net	—	—	—	—	26	—	26
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	—	(2)	—	—	(3)	—	(5)
Prepaid expenses and other assets	—	4	—	—	(8)	—	(4)
Accounts payable, accrued expenses and other	—	(16)	(61)	104	13	—	40
Receivables from and payables to related party	—	9	(6)	(5)	2	—	—

Net cash flows from operating activities	—	(4)	(239)	(160)	1,715	—	1,312

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(984)	—	(984)
Change in accrued expenses related to capital expenditures	—	—	—	—	(11)	—	(11)
Purchases of cable systems	—	—	—	—	(89)	—	(89)
Contribution to subsidiary	—	—	—	(2,647)	—	2,647	—
Distributions from subsidiary	206	1,630	562	493	—	(2,891)	—
Other, net	—	—	—	—	(20)	—	(20)

Net cash flows from investing activities	206	1,630	562	(2,154)	(1,104)	(244)	(1,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	2,890	911	—	3,801
Repayments of long-term debt	—	—	—	—	(3,645)	—	(3,645)
Borrowings (payments) loans payable - related parties	—	—	—	30	(30)	—	—
Payment for debt issuance costs	—	—	—	(43)	—	—	(43)
Purchase of treasury stock	(207)	(116)	—	—	—	—	(323)
Contributions from parent	—	—	—	—	2,647	(2,647)	—
Distributions to parent	—	(1,510)	(326)	(562)	(493)	2,891	—
Other, net	4	—	—	—	(2)	—	2

Net cash flows from financing activities	(203)	(1,626)	(326)	2,315	(612)	244	(208)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	—	(3)	1	(1)	—	—
CASH AND CASH EQUIVALENTS, beginning of period	—	—	3	1	28	—	32

CASH AND CASH EQUIVALENTS, end of period	$3	$—	$—	$2	$27	$—	$32

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter owns cable systems through its subsidiaries.

We are a cable operator providing services in the United States with approximately 5.3 million residential and commercial customers at September 30, 2012. We offer our customers traditional cable video programming (basic and digital video), Internet services, and telephone services, as well as advanced video services such as Charter OnDemandTM (“OnDemand”), high definition (“HD”) television and digital video recorder (“DVR”) service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers.

Overview

Total revenue growth was 4% for both the three and nine months ended September 30, 2012 compared to the corresponding periods in 2011, respectively, as we continued to grow our Internet and commercial businesses and also due to increased advertising revenue. Video revenue for the three months ended September 30, 2012 compared to the corresponding period in 2011 remained flat and declined 1% for the nine months ended September 30, 2012 compared to the corresponding period in 2011. For the three and nine months ended September 30, 2012, adjusted earnings (loss) before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $651 million and $2.0 billion, respectively.  For the three and nine months ended September 30, 2011, Adjusted EBITDA was $653 million and $2.0 billion, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA remained flat for the three and nine months ended September 30, 2012 compared to the corresponding periods in 2011 as a result of higher programming costs, expenses associated with driving higher growth and investments in the customer experience offset by an increase in Internet, commercial and advertising revenues. For the three and nine months ended September 30, 2012, our income from operations was $211 million and $710 million, respectively. For the three and nine months ended September 30, 2011, our income from operations was $237 million and $776 million, respectively. The decrease in income from operations for the three and nine months ended September 30, 2012 is primarily due to increases in depreciation and amortization.

Our business plans include goals for increasing the number of customers and revenue.  To reach our goals, we have been working to further improve the quality of the video product we offer by increasing digital and HD-DVR penetration and no longer actively marketing analog service.  As we entered the third quarter, we accelerated these improvements.  Our goal was 100 HD channels across substantially all of our footprint by the end of the year and we reached that goal in July 2012.  We have simplified our offers and pricing and improved our packaging of products to bring more value to our customers, with particular focus on offers aimed at new customers to increase the penetration of our products in our markets.  In addition, we are implementing a number of changes to our organizational structure, selling methods and operating tactics which we believe will position us for better customer service and growth. In the short term, however, we expect that customer connects, revenue and operating expenses may be adversely impacted during this transition. We also expect our capital expenditures to remain elevated as we strive to increase digital and HD-DVR penetration, place higher levels of customer premise equipment per transaction and progressively move to an all-digital platform.

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

If the economic and competitive conditions discussed above do not improve or our efforts to improve our products and the way we market those products are not ultimately successful in increasing our growth, we believe our business and results of operations will be adversely affected, which may contribute to future impairments of our franchises and goodwill.

The following table summarizes our customer statistics for basic video, digital video, Internet and telephone as of September 30, 2012 and 2011 (in thousands).

	Approximate as of
	September 30,
	2012 (a)	2011 (a)
Residential
Video (b)	4,025	4,188
Internet (c)	3,731	3,424
Phone (d)	1,880	1,764
Residential PSUs (e)	9,636	9,376

Commercial
Video (b)(f)	172	173
Internet (c)	186	156
Phone (d)	99	74
Commercial PSUs (e)	457	403

Digital Video RGUs (g)	3,484	3,401

Residential ARPU
Video (h)	$74	$72
Internet (h)	$42	$43
Phone (h)	$37	$41

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at September 30, 2012 and 2011, customers include approximately 16,900 and 15,500 customers, respectively, whose accounts were over 60 days past due in payment, approximately 3,400 and 1,900 customers, respectively, whose accounts were over 90 days past due in payment, and approximately 1,600 and 1,000 customers, respectively, whose accounts were over 120 days past due in payment.

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

(g)	“Digital video RGUs” include all video customers who have one or more digital set-top boxes or cable cards in their home or business.

(h)
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

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011

Revenues	$1,880	100%	$1,809	100%	$5,591	100%	$5,370	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	858	46%	792	44%	2,503	45%	2,344	44%
Selling, general and administrative	384	20%	374	21%	1,129	20%	1,062	20%
Depreciation and amortization	424	23%	405	22%	1,247	22%	1,181	22%
Other operating expenses, net	3	—%	1	—%	2	—%	7	—%
	1,669	89%	1,572	87%	4,881	87%	4,594	86%
Income from operations	211	11%	237	13%	710	13%	776	14%

Other Expenses:
Interest expense, net	(229)		(244)		(691)		(718)
Loss on extinguishment of debt	—		(4)		(74)		(124)
Other expense, net	—		(2)		(1)		(4)
	(229)		(250)		(766)		(846)

Loss before income taxes	(18)		(13)		(56)		(70)

Income tax expense	(69)		(72)		(208)		(232)

Net loss	$(87)		$(85)		$(264)		$(302)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(0.87)		$(0.79)		$(2.65)		$(2.74)

Weighted average common shares outstanding, basic and diluted	99,694,672		108,420,169		99,542,021		110,285,852

Revenues. Total revenue grew $71 million or 4% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 and increased $221 million or 4% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Revenue growth primarily reflects increases in the number of residential Internet and commercial business customers, incremental video revenues from DVR and HD television services and growth in advertising sales, offset by a decrease in basic video customers. Asset acquisitions increased revenues during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011 by approximately $4 million and $20 million, respectively.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended September 30,
	2012		2011		2012 over 2011
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$906	48%	$908	50%	$(2)	—%
Internet	467	25%	433	24%	34	8%
Telephone	208	11%	216	12%	(8)	(4)%
Commercial	168	9%	139	8%	29	21%
Advertising sales	85	5%	73	4%	12	16%
Other	46	2%	40	2%	6	15%

	$1,880	100%	$1,809	100%	$71	4%

	Nine Months Ended September 30,
	2012		2011		2012 over 2011
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$2,712	49%	$2,737	51%	$(25)	(1)%
Internet	1,384	25%	1,266	24%	118	9%
Telephone	642	11%	641	12%	1	—%
Commercial	481	9%	397	7%	84	21%
Advertising sales	238	4%	211	4%	27	13%
Other	134	2%	118	2%	16	14%

	$5,591	100%	$5,370	100%	$221	4%

Certain prior year amounts have been reclassified to conform with the 2012 presentation, including the reflection of revenues earned from customers residing in multi-dwelling residential structures from commercial revenues to video and Internet revenues. See page 22 and 23 for definitions of customers and ARPU discussed below.

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Video ARPU increased from $72 and $71 for the three and nine months ended September 30, 2011, respectively, to $74 and $73 the three and nine months ended September 30, 2012, respectively, as a result of price increases and incremental revenues from DVR and HD television services. Residential basic video customers decreased by 163,000 from September 30, 2011 to September 30, 2012. Digital video customers increased by 83,000 customers from September 30, 2011 to September 30, 2012. The decrease in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2012 compared to three months ended September 30, 2011 Increase / (Decrease)	Nine months ended September 30, 2012 compared to nine months ended September 30, 2011 Increase / (Decrease)

Decrease in basic video customers	$(21)	$(67)
Decrease in premium, OnDemand and pay-per-view	(10)	(30)
Incremental video services and price adjustments	19	41
Increase in digital video customers	7	18
Asset acquisitions	3	13

	$(2)	$(25)

Internet ARPU decreased from $43 for the three months ended September 30, 2011 to $42 for the three months ended September 30, 2012, respectively, and remained relatively constant at $42 for the nine months ended September 30, 2011 and 2012, respectively. Residential Internet customers grew by 307,000 customers from September 30, 2011 to September 30, 2012. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2012 compared to three months ended September 30, 2011 Increase / (Decrease)	Nine months ended September 30, 2012 compared to nine months ended September 30, 2011 Increase / (Decrease)

Increase in residential Internet customers	$36	$100
Service level changes and price adjustments	(3)	13
Asset acquisitions	1	5

	$34	$118

Telephone ARPU decreased from $41 for the three months ended September 30, 2011 to $37 for the three months ended September 30, 2012, respectively, and from $41 for the nine months ended September 30, 2011 to $39 for the nine months ended September 30, 2012. The decrease is due to value-based pricing and revenue allocation in multi-product packages. Residential telephone customers grew by 116,000 customers from September 30, 2011 to September 30, 2012. The change in telephone revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2012 compared to three months ended September 30, 2011 Increase / (Decrease)	Nine months ended September 30, 2012 compared to nine months ended September 30, 2011 Increase / (Decrease)

Increase in residential telephone customers	$10	$27
Price adjustments and service level changes	(18)	(27)
Asset acquisitions	—	1

	$(8)	$1

Commercial revenues consist primarily of revenues from services provided to our commercial customers. Increases in commercial revenues were the result of higher sales to small and medium businesses and carrier customers. Commercial PSUs increased 54,000 from September 30, 2011 to September 30, 2012. The increase in commercial revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2012 compared to three months ended September 30, 2011 Increase / (Decrease)	Nine months ended September 30, 2012 compared to nine months ended September 30, 2011 Increase / (Decrease)

Sales to small-to-medium sized business customers	$22	$64
Carrier site customers	5	13
Other	2	6
Asset acquisitions	—	1

	$29	$84

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased for the three and nine months ended September 30, 2012 as a result of an increase in revenue from the political and automotive sectors. For the three months ended September 30, 2012 and 2011, we received $15 million and $13 million, respectively, and for the nine months ended September 30, 2012 and 2011, we received $44 million and $36 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. The increase during the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 was primarily the result of increases in late payment fees.

Operating expenses. The increase in our operating expenses is attributable to the following (dollars in millions):

	Three months ended September 30, 2012 compared to three months ended September 30, 2011 Increase / (Decrease)	Nine months ended September 30, 2012 compared to nine months ended September 30, 2011 Increase / (Decrease)

Programming costs	$27	$74
Service labor costs	13	36
Maintenance costs	13	24
Advertising sales	4	11
Commercial services	3	7
Cost of providing Internet and telephone services	1	(6)
Other, net	2	2
Asset acquisitions	3	11

	$66	$159

Programming costs were approximately $497 million and $468 million, representing 58% and 59% of total operating expenses for the three months ended September 30, 2012 and 2011, respectively and were approximately $1,484 million and $1,403 million, representing 59% and 60% of total operating expenses for the nine months ended September 30, 2012 and 2011, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, OnDemand, and pay-per-view programming. The increases in programming costs are primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming, offset in part by customer losses. Programming costs were also offset by the amortization of payments received from programmers of $1 million and $2 million for the three months ended September 30, 2012 and 2011, respectively, and $4 million and $6 million for the nine months ended September 30, 2012 and 2011, respectively. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, and additional programming, including new sports services and non-linear programming for on-line and OnDemand programming. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Service labor increased $13 million and $36 million and maintenance costs increased $13 million and $24 million for the three and nine months ended September 30, 2012, respectively, due to increased preventive maintenance levels and a higher number of reconnects.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

	Three months ended September 30, 2012 compared to three months ended September 30, 2011 Increase / (Decrease)	Nine months ended September 30, 2012 compared to nine months ended September 30, 2011 Increase / (Decrease)

Marketing costs	$2	$34
Commercial services	4	15
Stock compensation	3	12
Customer care costs	(1)	9
Bad debt and collection costs	(1)	(8)
Other, net	3	1
Asset acquisitions	—	4

	$10	$67

The increase in marketing costs for the nine months ended September 30, 2012 is the result of increased media investment and commercial marketing as well as a $7 million favorable adjustment in the second quarter of 2011 related to expenses previously accrued on 2010 marketing campaigns.

Depreciation and amortization. Depreciation and amortization expense increased by $19 million and $66 million for the three and nine months ended September 30, 2012 compared to the corresponding periods in 2011, respectively, primarily representing depreciation on recent capital expenditures, offset by certain assets becoming fully depreciated.

Other operating expenses, net. The change in other operating expense, net is attributable to the following (dollars in millions):

	Three months ended September 30, 2012 compared to three months ended September 30, 2011	Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

(Increase)/decrease in gain on sales of assets	$1	$(12)
Increase in special charges, net	1	7

	$2	$(5)

The increase in gain on sales of assets in the nine months ended September 30, 2012 as compared to prior periods is due to a gain recorded on the sale of cable systems in the second quarter of 2012. The increase in special charges in the three and nine months ended September 30, 2012 as compared to prior periods is a result of an increase in severance charges and settlements. For more information, see Note 8 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three and nine months ended September 30, 2012 compared to the corresponding periods in 2011, net interest expense decreased by $15 million and $27 million, respectively, which was primarily a result of a decrease in our average interest rate from 7.5% and 7.3% for the three and nine months ended September 30, 2011, respectively, to 6.6% for both the three and nine months ended September 30, 2012 offset by an increase in our weighted average debt outstanding from $12.6 billion and $12.5 billion for the three and nine months ended September 30, 2011, respectively, to $13.4 billion and $13.0 billion for the three and nine months ended September 30, 2012, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt consists of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

CCH II and Charter Operating notes repurchase	$—	$4	$15	$4
Charter Operating credit facility refinancing/prepayments	—	—	59	120

	$—	$4	$74	$124

For more information, see Note 4 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized for the three and nine months ended September 30, 2012 and 2011 through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to current federal and state income tax expense (net of refunds).  Income tax expense for the nine months ended September 30, 2011 included an $8 million expense for a state tax law change.

Net loss. Net loss increased from $85 million for the three months ended September 30, 2011 to $87 million for the three months ended September 30, 2012 and decreased from $302 million for the nine months ended September 30, 2011 to $264 million for the nine months ended September 30, 2012 primarily as a result of the factors described above.

Loss per common share. During the three and nine months ended September 30, 2012 compared to the corresponding periods in 2011, net loss per common share increased by $0.08 and decreased by $0.09, respectively, as a result of the factors described above offset by a decrease in our weighted average shares outstanding as a result of share repurchases in the last twelve months.

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

Adjusted EBITDA is defined as net loss plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt and other operating expenses, such as special charges and gain (loss) on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. Management evaluates these costs through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

We believe that Adjusted EBITDA and free cash flow provide information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $44 million and $40 million for the three months ended September 30, 2012 and 2011, respectively, and $126 million and $110 million for the nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(87)	$(85)	$(264)	$(302)
Plus: Interest expense, net	229	244	691	718
Income tax expense	69	72	208	232
Depreciation and amortization	424	405	1,247	1,181
Stock compensation expense	13	10	37	25
Loss on extinguishment of debt	—	4	74	124
Other, net	3	3	3	11

Adjusted EBITDA	$651	$653	$1,996	$1,989

Net cash flows from operating activities	$468	$405	$1,391	$1,312
Less: Purchases of property, plant and equipment	(488)	(304)	(1,296)	(984)
Change in accrued expenses related to capital expenditures	3	(11)	16	(11)

Free cash flow	$(17)	$90	$111	$317

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In August 2012, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. closed on transactions in which they issued $1.25 billion aggregate principal amount of 5.25% senior notes due 2022. The notes were issued at a price of 99.026% of the aggregate principal amount. The proceeds from the notes will be used for general corporate purposes, including repaying amounts outstanding under Charter Communications Operating, LLC's ("Charter Operating") revolving credit facility, and to fund the redemption of CCH II, LLC's ("CCH II") 13.500% senior notes due 2016 on or before November 30, 2012. In October 2012, we redeemed $678 million aggregate principal amount of the CCH II 13.500% senior notes due 2016 at 108.522% of the principal amount. In October 2012, we also sent out notices of redemption for the remaining $468 million aggregate principal amount of CCH II 13.500% senior notes due 2016 at 106.75% of the principal amount. The redemption will be funded by cash on hand and availability under our revolving credit facility.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt.  The accreted value of our debt as of September 30, 2012 was $13.7 billion, consisting of $4.2 billion of credit facility debt and $9.5 billion of high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of September 30, 2012, after giving effect to the redemption of the CCH II 13.500% senior notes due 2016 described in Recent Events above, $8 million of our debt matures in 2012, $268 million in 2013, $418 million in 2014, $106 million in 2015, $2.3 billion in 2016 and $9.8 billion thereafter. As of December 31, 2011, as shown in our annual report on Form 10-K, we had other contractual obligations, including interest on our debt, totaling $6.2 billion. We also currently expect to incur capital expenditures of approximately $1.6 billion to $1.7 billion in 2012.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Negative free cash flow was $17 million for the three months ended September 30, 2012 and free cash flow was $111 million for the nine months ended September 30, 2012. We expect to generate positive free cash flow for 2012. As of September 30, 2012, after giving effect to the redemption of the CCH II 13.500% senior notes due 2016 described in Recent Events above, the amount available under our credit facilities was approximately $715 million. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating's revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

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

Free Cash Flow

Negative free cash flow was $17 million for the three months ended September 30, 2012 and free cash flow was $90 million for the three months ended September 30, 2011, and $111 million and $317 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in free cash flow for the three and nine months ended September 30, 2012 compared to the corresponding periods in 2011 is primarily due to an increase of $184 million and $312 million, respectively, in capital expenditures. The decrease in free cash flow is offset by a decrease of $48 million and $2 million, respectively, in cash paid for interest due to a change in the timing of payments with the completion of refinancings. The decrease in free cash flow is also offset by changes in operating assets and liabilities, excluding the change in accrued interest, that provided $31 million and $101 million more cash during the three and nine months ended September 30, 2012, respectively, driven by an increase in accounts payable and accrued expenses.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of September 30, 2012, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on September 30, 2012 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

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

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $895 million and $29 million in cash and cash equivalents as of September 30, 2012 and December 31, 2011, respectively, including $27 million of restricted cash. The increase in cash was a result of the issuance of $1.25 billion aggregate principal amount of CCO Holdings 5.25% senior notes due 2022 in August 2012 offset by a portion of the proceeds used to pay off outstanding amounts under our revolving credit facility. In October 2012, we used approximately $750 million in cash and cash equivalents to fund the redemption of the CCH II 13.500% senior notes due 2016 as described in Recent Events.

Operating Activities. Net cash provided by operating activities increased $79 million from $1.3 billion for the nine months ended September 30, 2011 to $1.4 billion for the nine months ended September 30, 2012, primarily due to changes in operating assets and liabilities, excluding the change in accrued interest and in liabilities related to capital expenditures, that provided $74 million more cash during 2012 driven by collection of receivables and an increase in accounts payable and accrued expenses and higher Adjusted EBITDA.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 was $1.3 billion and $1.1 billion, respectively. The increase is primarily due to higher capital expenditures.

Financing Activities. Net cash provided by financing activities was $754 million for the nine months ended September 30, 2012 and net cash used in financing activities was $208 million for the nine months ended September 30, 2011. The increase in cash provided was primarily the result of an increase by which borrowings of long-term debt exceeded repayments and by decreases in purchases of treasury stock.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.3 billion and $984 million for the nine months ended September 30, 2012 and 2011, respectively.  The increase related to higher actual and anticipated residential and commercial customer growth, scalable Internet infrastructure to accommodate higher penetration and network throughput, and further investments in plant to improve service reliability. See the table below for more details.

During 2012, we currently expect capital expenditures to be between $1.6 billion and $1.7 billion. The actual amount of our capital expenditures depends on the level of success of our new operating strategies and residential product offerings, with the increase over prior year reflecting higher expected levels of customer premise equipment placement for both new and existing customers, resulting from increased digitization and DVR penetration, and growth in our commercial business.

Our capital expenditures are funded primarily from free cash flow and borrowings on our credit facility. In addition, our liabilities related to capital expenditures increased by $16 million for the nine months ended September 30, 2012.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2012 and 2011. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Customer premise equipment (a)	$255	$156	$641	$470
Scalable infrastructure (b)	74	58	320	265
Line extensions (c)	52	29	111	78
Upgrade/rebuild (d)	43	30	104	86
Support capital (e)	64	31	120	85

Total capital expenditures (f)	$488	$304	$1,296	$984

(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers and revenue generating units. It also includes customer installation costs and customer premise equipment (e.g., set-top boxes and cable modems).

(b)
Scalable infrastructure includes costs not related to customer premise equipment, to secure growth of new customers and revenue generating units, or provide service enhancements (e.g., headend equipment).

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

(f)
Total capital expenditures includes $82 million and $48 million of capital expenditures related to commercial services for the three months ended September 30, 2012 and 2011, respectively, and $181 million and $120 million for the nine months ended September 30, 2012 and 2011, respectively.

Certain prior period amounts have been reclassified to conform with the 2012 presentation.

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

As of September 30, 2012 and December 31, 2011, the accreted value of our debt was approximately $13.7 billion and $12.9 billion, respectively.  As of September 30, 2012 and December 31, 2011, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 4.1% and 4.3%, respectively, and the weighted average interest rate on the high-yield notes was approximately 7.7% and 8.5%, respectively, resulting in a blended weighted average interest rate of 6.6% and 7.1%, respectively.  The interest rate on approximately 83% and 82% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of September 30, 2012 and December 31, 2011, respectively.

We do not hold or issue derivative instruments for speculative trading purposes. We have interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations. We formally document, designate and assess the effectiveness of transactions that receive hedge accounting. For the three and nine months ended September 30, 2012 and 2011 there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in other comprehensive loss. For the three and nine months ended September 30, 2012, losses of $7 million and $18 million, respectively, and for the three and nine months ended September 30, 2011, losses of $11 million and $20 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in other comprehensive loss. The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2012 (dollars in millions):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at September 30, 2012
Debt:
Fixed Rate	$678	$—	$—	$—	$468	$8,250	$9,396	$10,113
Average Interest Rate	13.50%	—	—	—	13.50%	6.87%	7.67%

Variable Rate	$8	$268	$418	$106	$2,281	$1,239	$4,320	$4,312
Average Interest Rate	3.76%	2.37%	3.01%	3.27%	4.45%	4.89%	4.28%

Interest Rate Instruments:
Variable to Fixed Rate	$—	$900	$800	$300	$250	$850	$3,100	$83
Average Pay Rate	—	5.21%	5.65%	5.99%	4.89%	4.84%	5.27%
Average Receive Rate	—	3.61%	3.69%	3.82%	4.69%	5.22%	4.18%

Included in 2012 fixed rate debt above is $678 million principal amount of CCH II 13.500% senior notes called for redemption in September 2012 and redeemed in October 2012. Included in 2016 fixed rate debt above is $468 million principal amount of CCH II 13.500% senior notes called for redemption in October 2012 and expected to be redeemed in November 2012.

At September 30, 2012, we had $3.1 billion in notional amounts of interest rate swaps outstanding. This includes $1.1 billion in delayed start interest rate swaps that become effective in March 2013 through March 2015.  In any future quarter in which a portion of these delayed start hedges first becomes effective, an equal or greater notional amount of the currently effective swaps are scheduled to mature.  Therefore, the $2.0 billion notional amount of currently effective interest rate swaps will gradually step down over time as current swaps mature and an equal or lesser amount of delayed start swaps become effective.

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at September 30, 2012 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K, except as described below.

Patent Litigation

Rembrandt Patent Litigation.  In 2006, Rembrandt Technologies, LP filed two lawsuits against Charter and other parties in the U.S. District Court for the Eastern District of Texas, alleging that each defendant's high-speed data service and systems for receipt and retransmission of Advanced Television Systems Committee digital terrestrial broadcast signals infringe nine patents owned by Rembrandt.  On September 7, 2011, the court entered final judgment of non-infringement in favor of Charter and the other defendants on the eight patents stipulated for dismissal and on the remaining patent. On September 28, 2011, Rembrandt appealed to the U.S. Court of Appeals for the Federal Circuit for review of the judgment and in August 2012, the court rejected Rembrandt's appeal.

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

Bankruptcy Litigation

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

Two appeals are pending relating to confirmation of the Plan, the appeals by (i) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); and (ii) R2 Investments, LDC (“R2 Investments”) (a former equity interest holder in Charter). The appeals by Law Debenture Trust and R2 Investments were denied by the District Court for the Southern District of New York in March 2011. On August 31, 2012, the 2nd Circuit unanimously affirmed the district court's decision holding that R2 and LDT's appeals are equitably moot. Thereafter, R2 and LDT sought a rehearing en banc with the 2nd Circuit. On October 18, 2012, the 2nd Circuit denied that request. We cannot predict the ultimate outcome of the appeals nor can we estimate a reasonable range of loss.

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

Item 2.     Unregistered Sales of Equity Proceeds and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the third quarter of 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2012	428 (1)	$73.41	N/A	N/A
August 1 - 31, 2012	3,122 (1)	$78.59	N/A	N/A
September 1 - 30, 2012	1,082 (1)	$80.58	N/A	N/A

(1)
In July, August and September 2012, Charter withheld 428, 3,122 and 1,082 shares of its common stock, respectively, in payment of income tax withholding owed by employees upon vesting of restricted shares and restricted stock units.

Item 6.     Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: November 6, 2012		Chief Accounting Officer

S-1

Exhibit Index

Exhibit	Description

10.1*
Fourth Supplemental Indenture dated August 22, 2012 relating to the 5.25% Senior Notes due 2022 by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

10.2*	Amendment No. 1 to the Registration Rights Agreement dated November 30, 2009, by and among Charter Communications, Inc. and certain Investors listed therein.
10.3
Underwriting Agreement dated as of August 8, 2012, by and among Charter Communications, Inc., Citigroup Capital Markets Inc. and the Selling Stockholders named therein (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on August 15, 2012 (File No. 001-33664)).

10.4*+	The New York Relocation Agreement and Release entered into by and between Charter Communications, Inc. and Christopher Winfrey dated as of October 23, 2012.
10.5*+	Separation Agreement between Steven Apodaca and Charter Communications, Inc. dated August 3, 2012.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial statements from Charter Communications, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, filed with the Securities and Exchange Commission on November 6, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

_____________

*	Filed herewith.
+    Management compensatory plan or arrangement

E-1