Form 10-K
period 2012-12-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2013-02-22
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
______________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From             to
Commission File Number: 001-33664
Charter Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-1857213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Atlantic Street, 10th Floor Stamford, Connecticut 06901	(203) 905-7801
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of Exchange which registered
Class A Common Stock, $.001 Par Value	NASDAQ Global Select Market

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant of outstanding Class A common stock held by non-affiliates of the registrant at June 30, 2012 was approximately $2.8 billion, computed based on the closing sale price as quoted on the NASDAQ Global Select Market on that date. For purposes of this calculation only, directors, executive officers and the principal controlling shareholders or entities controlled by such controlling shareholders of the registrant are deemed to be affiliates of the registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

There were 101,178,821 shares of Class A common stock outstanding as of January 31, 2013. There were no shares of Class B common stock outstanding as of the same date.

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from Registrant’s proxy statement or an amendment to this Annual Report on Form 10-K to be filed by April 30, 2013

CHARTER COMMUNICATIONS, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2012

This annual report on Form 10-K is for the year ended December 31, 2012. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us” and “our” refer to Charter Communications, Inc. and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in Part I. Item 1. and in Part II. Item 7. under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A. under “Risk Factors” and in Part II. Item 7. under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward‑looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
our ability to sustain and grow revenues and cash flow from operations by offering video, Internet, telephone, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in our markets and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures and the difficult economic conditions in the United States;

•
the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, digital subscriber line (“DSL”) providers, and video provided over the Internet;

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	the development and deployment of new products and technologies;

•	the effects of governmental regulation on our business;

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

ii

PART I

Item 1. Business.

Introduction

We are among the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers. Our infrastructure consists of a hybrid of fiber and coaxial cable plant with approximately 12.1 million estimated passings, with 98% at 550 megahertz (“MHz”) or greater and 98% of plant miles two-way active. A national Internet Protocol (IP) infrastructure interconnects Charter Communications, Inc. (“Charter”) markets. See "Item 1. Business — Products and Services" for further description of these terms and services, including "customers."

As of December 31, 2012, we served approximately 5.4 million residential and commercial customers. We sell our video, Internet and telephone services primarily on a subscription basis, often in a bundle of two or more services, providing savings and convenience to our customers. Bundled services are available to approximately 98% of our passings, and approximately 62% of our customers subscribe to a bundle of services.

We served approximately 4.0 million residential video customers as of December 31, 2012, and approximately 87% of our video customers subscribed to digital video service. Digital video enables our customers to access advanced video services such as high definition ("HD") television, Charter OnDemand™ (“OnDemand”) video programming, an interactive program guide and digital video recorder (“DVR”) service.

We also served approximately 3.8 million residential Internet customers as of December 31, 2012. Our Internet service is available in a variety of download speeds up to 100 megabits per second (“Mbps”) and upload speeds of up to 5 Mbps.

We provided telephone service to approximately 1.9 million residential customers as of December 31, 2012. Our telephone services typically include unlimited local and long distance calling to the U.S., Canada and Puerto Rico, plus other features, including voicemail, call waiting and caller ID.

Through Charter Business®, we provide scalable, tailored broadband communications solutions to business and carrier organizations, such as Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services. As of December 31, 2012, we served approximately 467,000 commercial primary service units, primarily small- and medium-sized commercial customers. Our advertising sales division, Charter Media®, provides local, regional and national businesses with the opportunity to advertise in individual markets on cable television networks.

For the year ended December 31, 2012, we generated approximately $7.5 billion in revenue, of which approximately 84% was generated from our residential video, Internet and telephone services. We also generated revenue from providing Internet, telephone and video services to commercial businesses and from the sale of advertising. Sales from residential Internet and commercial services have contributed to the majority of our recent revenue growth.

We have a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses, interest expenses that we incur on our debt, depreciation expenses resulting from the capital investments we have made, and continue to make, in our cable properties, amortization expenses related to our customer relationship intangibles and non-cash taxes resulting from increases in our deferred tax liabilities.

Charter was organized as a Delaware corporation in 1999. On March 27, 2009, we and certain affiliates filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), to reorganize under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  The Chapter 11 cases were jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435. On May 7, 2009, we filed a Joint Plan of Reorganization (the “Plan”) and a related disclosure statement with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court on November 17, 2009 (the “Confirmation Order”), and became effective on November 30, 2009 (the “Effective Date”), the date on which we emerged from protection under Chapter 11 of the Bankruptcy Code.

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

Our principal executive offices are located at 400 Atlantic Street, 10th Floor, Stamford, Connecticut 06901. Our telephone number is (203) 905-7801, and we have a website accessible at www.charter.com. Our annual reports, quarterly reports and current reports on Form 8-K, and all amendments thereto, are available on our website free of charge as soon as reasonably practicable after they have been filed. The information posted on our website is not incorporated into this annual report.

Recent Events

In February 2013, we entered into a definitive agreement under which we will acquire Cablevision Systems Corporation's former Bresnan cable systems, known as Optimum West, for approximately $1.6 billion in cash. Optimum West manages cable operating systems in Colorado, Montana, Wyoming and Utah that pass more than 660,000 homes and serve 304,000 video customers and 366,000 customer relationships. Charter Communications Operating, LLC ("Charter Operating") has obtained a commitment from two financial institutions to provide a $1.5 billion term loan to fund a portion of the purchase price. The transaction is expected to close in the third quarter of 2013.

Corporate Entity Structure

The chart below sets forth our entity structure and that of our direct and indirect subsidiaries. This chart does not include all of our affiliates and subsidiaries and, in some cases, we have combined separate entities for presentation purposes. The equity ownership percentages shown below are approximations and do not give effect to any exercise of then outstanding warrants. Indebtedness amounts shown below are principal amounts as of December 31, 2012. See Note 7 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data,” which also includes the accreted values of the indebtedness described below.

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

Interim Holding Companies. As indicated in the organizational chart above, our interim holding companies indirectly own the subsidiaries that own or operate all of our cable systems, subject to a CC VIII, LLC (“CC VIII”) 70% preferred interest held by CCH I, LLC (“CCH I”) and 30% preferred interest held by Charter, and two of these companies, CCO Holdings, LLC ("CCO

Holdings") and Charter Operating, had debt obligations as of December 31, 2012. For a description of the debt issued by these issuers please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Outstanding Debt.”

Products and Services

Through our hybrid fiber and coaxial cable network, we offer our customers traditional cable video services (basic and digital, which we refer to as “video” services), as well as advanced video services (such as OnDemand, HD television, and DVR service), Internet services and telephone services. Our telephone services are primarily provided using voice over Internet protocol (“VoIP”) technology, to transmit digital voice signals over our systems. Our video, Internet, and telephone services are offered to residential and commercial customers on a subscription basis, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and the equipment necessary to receive the services.

The following table summarizes our customer statistics for video, Internet and telephone as of December 31, 2012 and 2011.

	Approximate as of
	December 31,
	2012 (a)	2011 (a)
Residential
Video (b)	3,989	4,144
Internet (c)	3,785	3,492
Telephone (d)	1,914	1,791
Residential PSUs (e)	9,688	9,427

Commercial
Video (f)	169	170
Internet (c)	193	163
Telephone (d)	105	79
Commercial PSUs (e)	467	412

Residential ARPU
Video (g)	$74	$72
Internet (g)	$42	$42
Telephone (g)	$37	$41

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at December 31, 2012 and 2011, customers include approximately 18,400 and 18,600 customers, respectively, whose accounts were over 60 days past due in payment, approximately 2,600 and 2,500 customers, respectively, whose accounts were over 90 days past due in payment, and approximately 1,700 and 1,400 customers, respectively, whose accounts were over 120 days past due in payment.

(b)
"Video Customers” represent those customers who subscribe to our video services. Effective January 1, 2012, Charter revised its reporting of customers whereby customers residing in multi-dwelling residential structures are now included in residential video customers rather than commercial video customers. Further, residential video customers are no longer calculated on an EBU (see footnote (f)) basis but are based on separate billing relationships. The impact of these changes increased residential video customers and reduced commercial video customers, with an overall net decrease to total video customers. Prior periods were reclassified to conform to the 2012 presentation.

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

(g)
"Average Monthly Revenue Per Customer" or "ARPU" represents annual revenue for the service indicated, divided by twelve, divided by the average number of customers for the service indicated during the year.

Video Services

In 2012, residential video services represented approximately 48% of our total revenues. Our video service offerings include the following:

•
Video. All of our video customers receive a package of basic programming which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite-delivered or non-broadcast channels, such as weather, shopping and religious programming. Our digital video services include a digital set-top box, an interactive electronic programming guide with parental controls, an expanded menu of digital tiers, premium and pay-per-view channels, including OnDemand (available nearly everywhere), digital quality music channels and the option to also receive a cable card. In addition to video programming, digital video service enables customers to receive our advanced video services such as DVRs and HD television. Premium channels provide original programming, commercial-free movies, sports, and other special event entertainment programming. Although we offer subscriptions to premium channels on an individual basis, we offer an increasing number of digital video and premium channel packages, and we offer premium channels combined with our advanced video services. Customers who purchase premium channels also have access to that programming OnDemand and increasingly over the Internet.

•
OnDemand, Subscription OnDemand and Pay-Per-View. In most areas, we offer OnDemand service which allows customers to select from 10,000 titles at any time. OnDemand includes HD and three dimensional ("3D") content. OnDemand programming options may be accessed for a fee on a transactional basis or, in some cases, for no additional charge. OnDemand services may also be offered on a subscription basis included in a digital tier premium channel subscription or for a monthly fee. Pay-per-view channels allow customers to pay on a per event basis to view a single showing of a recently released movie, a one-time special sporting event, music concert, or similar event on a commercial-free basis.

•
High Definition Television. HD television offers our digital customers certain video programming at a higher resolution to improve picture and audio quality versus standard basic or digital video images. We have invested in switched digital video (“SDV”) technology and simulcast to increase the number of HD channels offered to more than 100 in substantially all of our markets.

•
Digital Video Recorder. DVR service enables customers to digitally record programming and to pause and rewind live programming.    Charter customers may lease multiple DVR set-top boxes to maximize recording capacity on multiple televisions in the home.  Charter customers also have the ability to program their DVR's remotely via a website.

•
Online. Online video offers our customers the ability to watch traditional TV content over the Internet from any Internet connection in the United States once they are authenticated as a Charter customer.  Charter's online offerings include many of our largest and most poplular networks and Charter intends to expand its online capabilities and to continue to add content in 2013. We also offer a free search and discovery tool which organizes video content already available online through Charter.net such as HBO Go and EPIX with online content from sites such as Netflix, Amazon and Hulu into a single online directory which, we believe, makes it easier for customers to find what they want regardless of the source.

Internet Services

In 2012, residential Internet services represented approximately 25% of our total revenues. Approximately 94% of our estimated passings have DOCSIS 3.0 wideband technology, allowing us to offer multiple tiers of Internet services with speeds up to 100 Mbps download to our residential customers.  Our Internet services also include our Internet portal, Charter.net, which provides multiple e-mail addresses, as well as variety of content and media from local, national and international providers including entertainment, games, news and sports.  Finally, Charter Security Suite is included with Charter Internet services and protects computers from viruses and spyware and provides parental control features.

Accelerated growth in the number of IP devices and bandwidth used in homes has created a need for faster speeds and greater reliability.  Charter is focused on providing services to fill those needs.  In 2012, we raised our base Internet speed offering to 30 Mbps download.

Telephone Services

In 2012, residential telephone services represented approximately 11% of our total revenues. We provide voice communications services primarily using VoIP technology to transmit digital voice signals over our network. Charter Phone® includes unlimited nationwide calling, voicemail, call waiting, caller ID, call forwarding and other features. Charter Phone also provides international calling either by the minute or in a package of 250 minutes per month.

Commercial Services

In 2012, commercial services represented approximately 9% of our total revenues. Commercial services offered through Charter Business, include scalable broadband communications solutions for businesses and carrier organizations of all sizes such as Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

•
Small Business.  Charter offers small businesses (1 - 19 employees) services similar to our residential offerings including a full range of video programming tiers and music services, coax Internet speeds up to 100 Mbps downstream and up to 5 Mbps upstream in its DOCSIS 3.0 markets, a set of business cloud services including web hosting, e-mail and security, and multi-line telephone services with more than 30 business features including web-based service management.

•
Medium Business.   In addition to its other offerings, Charter also offers medium sized businesses (20-199 employees) more complex products such as fiber Internet with symmetrical speeds of up to 1 Gbps and voice trunking services such as Primary Rate Interface (“PRI”) and Session Initiation Protocol ("SIP") Trunks which provide higher-capacity voice services.   Charter also offers Metro Ethernet service that connects two or more locations for commercial customers with geographically dispersed locations with speeds up to 10 Gbps.  Metro Ethernet service can also extend the reach of the customer's local area network or “LAN” within and between metropolitan areas.

•	Large Business. Charter offers large businesses (200+ employees) with multiple sites more specialized solutions such as custom fiber networks, Metro and long haul Ethernet, PRI and SIP Trunk services.

•
Carrier Wholesale.  Charter offers high-capacity last-mile data connectivity services to wireless and wireline carriers, Internet Service Providers ("ISPs") and other competitive carriers on a wholesale basis.

Sale of Advertising

In 2012, sales of advertising represented approximately 4% of our total revenues. We receive revenues from the sale of local advertising on satellite-delivered networks such as MTV®, CNN® and ESPN®. In any particular market, we generally insert local advertising on up to 40 channels. We also provide cross-channel advertising to some programmers. In addition, we sell advertising on our Internet portal, Charter.net. In most cases, the available advertising time is sold by our sales force, however in some cases, we enter into representation agreements with contiguous cable system operators under which another operator in the area will sell advertising on our behalf for a percentage of the revenue. In some markets, we sell advertising on behalf of other operators.

Charter has deployed Enhanced TV Binary Interchange Format (“EBIF”) technology to set-top boxes in select service areas within the Charter footprint.  EBIF is a technology foundation that will allow Charter to deliver enhanced and interactive television applications and enable our video customers to use their remote control to interact with their television programming and its advertisements.  EBIF will enable Charter’s customers to request such items as coupons, samples, and brochures from advertisers.

From time to time, certain of our vendors, including programmers and equipment vendors, have purchased advertising from us. For the years ending December 31, 2012, 2011 and 2010, we had advertising revenues from vendors of approximately $59 million, $51 million and $46 million, respectively. These revenues resulted from purchases at market rates pursuant to binding agreements.

Pricing of Our Products and Services

Our revenues are derived principally from the monthly fees customers pay for the services we provide. We typically charge a one-time installation fee which is sometimes waived or discounted during certain promotional periods. The prices we charge for our products and services vary based on the level of service the customer chooses and in some cases the geographic market. In accordance with FCC rules, the prices we charge for video cable-related equipment, such as set-top boxes and remote control devices, and for installation services, are based on actual costs plus a permitted rate of return in regulated markets.

In mid-2012, Charter launched a new pricing and packaging approach which emphasizes the triple play products of video, Internet and telephone services and combines our most popular services in core packages at a fair price. We believe the benefits of this new approach are:

•	simplicity for both our customers in understanding our offers, and our employees in service delivery;

•	the ability to package more services at the time of sale and include more product in each service, thus increasing revenue per customer;

•	higher product offering quality through more HD channels, improved pricing for HD and HD/DVR equipment and faster Internet speeds; and

•	lower expected churn as a result of higher customer satisfaction

•	gradual price increases at the end of promotional periods.

As of December 31, 2012, approximately 30% of our customers are in the new pricing and packaging plan.

Our Network Technology

Our network includes three components: the national backbone, regional/metro networks and the "last-mile" network.  Both our national backbone and regional/metro network components utilize or plan to utilize a redundant Internet Protocol ("IP”) ring/mesh architecture with the capability to differentiate quality of service for each residential or commercial product offering.  The national backbone provides connectivity from the regional demarcation points to nationally centralized content, connectivity and services such as HD programming, voice interexchange points and Internet interexchange points.  The regional/metro network components provide connectivity between the regional demarcation points and headends within a specific geographic area and enable the delivery of content and services between these network components.

Our last-mile network utilizes a traditional hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable.  In most systems, we deliver our signals via fiber optic cable from the headend to a group of nodes, and use coaxial cable to deliver the signal from individual nodes to the homes served by that node. For our fiber Internet, Ethernet, carrier wholesale, SIP and PRI commercial customers, fiber optic cable is extended from the individual nodes all the way to the customer's site.  On average, our system design enables up to 400 homes passed to be served by a single node and provides for six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services.  We believe that this hybrid network design provides high capacity and signal quality.  The design also provides two-way signal capacity for the addition of further interactive services.

HFC architecture benefits include:

•	bandwidth capacity to enable traditional and two-way video and broadband services;

•	dedicated bandwidth for two-way services, which avoids return signal interference problems that can occur with two-way communication capability; and

•	signal quality and high service reliability.

Approximately 98% of our estimated passings are served by systems that have bandwidth of 550 megahertz or greater and are two-way activated as of December 31, 2012. This bandwidth capacity enables us to offer digital television, Internet services, telephone services and other advanced video services.

As of December 31, 2012, we have deployed DOCSIS 3.0 wideband technology to 94% of our estimated passings allowing us to offer faster high-speed Internet service. We have also deployed SDV technology to accommodate the increasing demands for greater capacity in our network. SDV technology expands network capacity by transmitting only those digital and HD video channels that are being watched within a given grouping of homes at any given time, and allows us to expand bandwidth for additional services. As of December 31, 2012, 85% of our estimated passings received some portion of their video service via SDV technology. In 2013, we plan to begin a transition from analog to digital transmission of the channels we distribute which will allow us to recapture bandwith and expand our video service offerings.

Management, Customer Care and Marketing

Our operations are centralized with our corporate office responsible for coordinating and overseeing operations including establishing company-wide strategies, policies and procedures. Sales and marketing, network operations, field operations, customer care, engineering, advertising sales, human resources, legal, government relations, information technology and finance are all directed at the corporate level. Regional and local field operations are responsible for servicing customers and maintenance and construction of outside plant.

Charter continues to focus on improving the customer experience through improvements to our customer care processes, product offerings and the quality and reliability of our service.  Our customer care centers are managed centrally.  We have eight internal customer care locations which route calls to the appropriate agents, plus several third-party call center locations that through technology and procedures function as an integrated system.  We intend to increase the portion of service calls handled by Charter employees in 2013. We also utilize our website to enable our customers to view and pay their bills online, obtain information regarding their account or services, and perform various equipment troubleshooting procedures.  Our customers may also obtain support through our on-line chat and e-mail functionality.  We increased our outside plant maintenance activities in 2012 to improve the reliability and technical quality of our plant to avoid repeat trouble calls, which has resulted in reductions in the number of service-related calls to our care centers and in the number of trouble call truck rolls in 2012 versus 2011.

Our marketing strategy emphasizes our bundled services through targeted direct response marketing programs to existing and potential customers and increases awareness and value of the Charter brand. Marketing expenditures increased by $35 million, or 9%, over the year ended December 31, 2011 to $422 million for the year ended December 31, 2012 as a result of increased media investment and commercial marketing efforts. Our marketing organization creates and executes marketing programs intended to increase customers, retain existing customers and cross-sell additional products to current customers. We monitor the effectiveness of our marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, to increase our responsiveness to our customers. Our marketing organization also manages and directs several sales channels including direct sales, on-line, outbound telemarketing and Charter stores.

Programming

General

We believe that offering a wide variety of programming influences a customer’s decision to subscribe to and retain our cable services. We rely on market research, customer demographics and local programming preferences to determine channel offerings in each of our markets. We obtain basic and premium programming from a number of suppliers, usually pursuant to written contracts. Our programming contracts generally continue for a fixed period of time, usually from three to eight years, and are subject to negotiated renewal. Some programming suppliers offer financial incentives to support the launch of a channel and/or ongoing marketing support. We also negotiate volume discount pricing structures. We have more recently negotiated for more content rights allowing us to provide programming on-line to our authenticated customers.

Costs

Programming is usually made available to us for a license fee, which is generally paid based on the number of customers to whom we make such programming available. Programming costs are usually payable each month based on calculations performed by us and are generally subject to annual cost escalations and audits by the programmers. Programming license fees may include “volume” discounts available for higher numbers of customers, as well as discounts for channel placement or service penetration. Some channels are available without cost to us for a limited period of time, after which we pay for the programming. For home shopping channels, we receive a percentage of the revenue attributable to our customers’ purchases, as well as, in some instances, incentives for channel placement.

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

Over the past several years, increases in our video service rates have not fully offset increasing programming costs, and with the impact of increasing competition and other marketplace factors, we do not expect them to do so in the foreseeable future. Although we pass along a portion of amounts paid for retransmission consent to the majority of our customers, our inability to fully pass these programming cost increases on to our video customers has had and is expected in the future to have an adverse impact on our cash flow and operating margins associated with the video product. In order to mitigate reductions of our operating margins due to rapidly increasing programming costs, we continue to review our pricing and programming packaging strategies, and we plan to continue to migrate certain program services from our basic level of service to our digital tiers and limit the launch of non-essential, new networks.

We have programming contracts that have expired and others that will expire at or before the end of 2013. We will seek to renegotiate the terms of these agreements. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we have been, and may in the future be, forced to remove such programming channels from our line-up, which may result in a loss of customers.

Franchises

As of December 31, 2012, our systems operated pursuant to a total of approximately 3,100 franchises, permits, and similar authorizations issued by local and state governmental authorities. Such governmental authorities often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. We are entitled to and generally do pass this fee through to the customer.

Prior to the scheduled expiration of most franchises, we generally initiate renewal proceedings with the granting authorities. This process usually takes three years but can take a longer period of time. The Communications Act of 1934, as amended (the “Communications Act”), which is the primary federal statute regulating interstate communications, provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as building out certain of the franchise areas, customer service requirements, and supporting and carrying public access channels. Historically we have been able to renew our franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. If we failed to obtain renewals of franchises representing a significant number of our customers, it could have a material adverse effect on our consolidated financial condition, results of operations, or our liquidity, including our ability to comply with our debt covenants. See “— Regulation and Legislation — Video Services — Franchise Matters.”

Markets

We operate in geographically diverse areas which are organized in regional clusters we call key market areas. These key market areas are managed centrally on a consolidated level. Our eleven key market areas and the customer relationships within each market as of December 31, 2012 are as follows (in thousands):

Key Market Area	Total Customer Relationships

California	565
Central States	573
Alabama/Georgia	605
Michigan	635
Minnesota/Nebraska	342
New England	351
Northwest	475
Carolinas	559
Tennessee/Louisiana	518
Texas	172
Wisconsin	565

Competition

We face competition for both residential and commercial customers in the areas of price, service offerings, and service reliability. In our residential business, we compete with other providers of video, high-speed Internet access, telephone services, and other sources of home entertainment. In our commercial business, we compete with other providers of video, high-speed Internet access and related value-added services, fiber solutions, business telephony, and Ethernet services. We operate in a competitive business environment, which can adversely affect the results of our business and operations. We cannot predict the impact on us of broadband services offered by our competitors.

In terms of competition for customers, we view ourselves as a member of the broadband communications industry, which encompasses multi-channel video for television and related broadband services, such as high-speed Internet, telephone, and other interactive video services. In the broadband communications industry, our principal competitors for video services are direct broadcast satellite (“DBS”) and telephone companies that offer video services. Our principal competitors for high-speed Internet services are the broadband services provided by telephone companies, including both traditional DSL, fiber-to-the-node, and fiber-to-the-home offerings. Our principal competitors for telephone services are established telephone companies, other telephone service providers, and other carriers, including VoIP providers. At this time, we do not consider other cable operators to be significant competitors in our overall market, as overbuilds are infrequent and geographically spotty (although in any particular market, a cable operator overbuilder would likely be a significant competitor at the local level). We could, however, face additional competition from multi-channel video providers if they began distributing video over the Internet to customers residing outside their current territories.

Our key competitors include:

DBS

Direct broadcast satellite is a significant competitor to cable systems. The two largest DBS providers now serve more than 34 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a dish antenna.

Video compression technology and high powered satellites allow DBS providers to offer more than 280 digital channels, thereby surpassing the traditional analog cable system. In 2012, major DBS competitors offered a greater variety of channel packages, and were especially competitive with promotional pricing for more basic services. While we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation, and multiple units. DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues and property tax, leads to greater efficiencies and lower costs in the lower tiers of service. Also, DBS providers are currently offering more HD programming. However, we believe that cable-delivered OnDemand and Subscription OnDemand services, which include HD programming, are superior to DBS service, because cable headends can provide two-way communication to deliver many titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control. DBS providers have also made attempts at deployment of Internet access services via satellite, but those services have been technically constrained and of limited appeal.

Telephone Companies and Utilities

Incumbent telephone companies, including AT&T Inc. (“AT&T”) and Verizon Communications, Inc. ("Verizon"), offer video and other services in competition with us, and we expect they will increasingly do so in the future. These companies are able to offer two-way video, data services and provide digital voice services similar to ours in various portions of their networks. In the case of Verizon, high-speed data services (fiber optic service (“FiOS”)) offer speeds as high as or higher than ours. In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies. Based on internal estimates, we believe that AT&T and Verizon are offering video services in areas serving approximately 30% and 4%, respectively, of our estimated passings and we have experienced customer losses in these areas. AT&T and Verizon have also launched campaigns to capture more of the multiple dwelling unit (“MDU”) market. AT&T has publicly stated that it expects to roll out its video product beyond the territories currently served although it is unclear where and to what extent. When AT&T or Verizon have expanded their offering of video products, we have seen a decrease in our video revenue as AT&T and Verizon typically roll out aggressive marketing and discounting campaigns to launch their products.

In addition to incumbent telephone companies obtaining franchises or alternative authorizations in some areas, and seeking them in others, they have been successful through various means in reducing or streamlining the franchising requirements applicable to them. They have had significant success at the federal and state level in securing FCC rulings and numerous statewide franchise laws that facilitate telephone company entry into the video marketplace. Because telephone companies have been successful in avoiding or reducing franchise and other regulatory requirements that remain applicable to cable operators like us, their competitive posture has often been enhanced. The large scale entry of incumbent telephone companies as direct competitors in the video marketplace has adversely affected the profitability and valuation of our cable systems.

Most telephone companies, including AT&T, Verizon and CenturyLink, which already have plant, an existing customer base, and other operational functions in place (such as billing and service personnel), offer Internet access via traditional DSL service. DSL service allows Internet access to subscribers at data transmission speeds greater than those formerly available over conventional telephone lines. We believe DSL service is an alternative to our high-speed Internet service and is often offered at prices lower than our Internet services, although typically at speeds lower than the speeds we offer. DSL providers may currently be in a better position to offer telephone and data services to businesses since their networks tend to be more complete in commercial areas. We expect DSL to remain a significant competitor to our high-speed Internet services.

Many large telephone companies also provide fiber-to-the-node or fiber-to-the-home services in select areas of their footprints. Fiber-to-the-node networks can provide faster Internet speeds than conventional DSL, but still cannot typically match our Internet speeds. Our primary fiber-to-the-node competitor is AT&T's U-verse. The competition from U-verse is expected to intensify over time as AT&T completes the expansion plans announced in late 2012. Fiber-to-the-home networks, however, can provide Internet speeds equal to or greater than Charter's current Internet speeds. Verizon's FiOS is the primary fiber-to-the-home competitor.

Our telephone service competes directly with incumbent telephone companies and other carriers, including Internet-based VoIP providers, for both residential and commercial voice service customers. Because we offer voice services, we are subject to considerable competition from such companies and other telecommunications providers, including wireless providers with an increasing number of consumers choosing wireless over wired telephone services. The telecommunications and voice services industry is highly competitive and includes competitors with greater financial and personnel resources, strong brand name recognition, and long-standing relationships with regulatory authorities and customers. Moreover, mergers, joint ventures and alliances among our competitors have resulted in providers capable of offering cable television, Internet, and telephone services in direct competition with us.

Additionally, we are subject to limited competition from utilities that possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion. Certain utilities are also developing broadband over power line technology, which may allow the provision of Internet and other broadband services to homes and offices.

Traditional Overbuilds

Cable systems are operated under non-exclusive franchises historically granted by state and local authorities. More than one cable system may legally be built in the same area. Franchising authorities may grant a second franchise to another cable operator that may contain terms and conditions more favorable than those afforded us. Well-financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, have in some cases become competitors. There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There also has been interest in traditional cable overbuilds by private companies not affiliated with established local exchange carriers. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes and businesses in the overbuilt area with equal or better service quality, on a more cost-effective basis than we can. Any such overbuild operation would require access to capital or access to facilities already in place that are capable of delivering cable television programming. We cannot predict the extent to which additional overbuild situations may occur.

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

Video Service

Cable Rate Regulation. Federal regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service,” and associated equipment. All other video service offerings are now universally exempt from rate regulation. Although basic service rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. The majority of our local franchising authorities have never been certified to regulate basic service cable rates (and order rate reductions and refunds), but they generally retain the right to do so (subject to potential regulatory limitations under state franchising laws), except in those specific communities facing “effective competition,” as defined under federal law. We have secured FCC recognition of effective competition, and become rate deregulated in many of our communities.

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

Pole Attachments. The Communications Act requires most utilities owning utility poles to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation. In 2011, the FCC amended its existing pole attachment rules to promote broadband deployment. The order maintains the basic rate formula applicable to “cable” attachments, but reduces the rate formula previously applicable to “telecommunications” attachments to make it roughly equivalent to the more favorable “cable” attachment rate. The new order maintains the status quo treatment of cable-provided VoIP service as an unclassified service eligible for the favorable cable rate, but the issue has not been fully resolved by the FCC, and a change in classification could adversely impact our pole attachment rates. The order allows for new penalties in certain cases involving unauthorized attachments, but it generally strengthens the cable industry's ability to access investor-owned utility poles on reasonable rates, terms, and conditions. Several electric utilities have, however, sought review of the new order at the FCC and in the D.C. Circuit Court of Appeals. The outcome of these cases could impact the pole attachment rates we pay utility companies.

Cable Equipment. In 1996, Congress enacted a statute requiring the FCC to adopt regulations designed to assure the development of an independent retail market for “navigation devices,” such as cable set-top boxes. As a result, the FCC generally requires cable operators to make a separate offering of security modules (i.e., a “CableCARD”) that can be used with retail navigation devices, and to use these separate security modules even in their own set-top boxes. The FCC commenced a proceeding in 2010 to adopt standards for a successor technology to CableCARD that would involve the development of smart video devices that are compatible with any multichannel video programming distributor service in the United States. The FCC also adopted new rules requiring additional support for retail navigation devices. The new rules require cable operators to allow customers to self-install CableCARDs. They also require cable operators to provide and advertise a reasonable discount if subscribers use their own equipment, rather than using the operator-provided equipment otherwise included in a bundled package. In January 2013, the United States Court of Appeals for the District of Columbia vacated certain CableCARD-related rules. In connection with our pending request for waiver to deploy set-top boxes equipped for downloadable security without a CableCARD, we have committed to continue to support CableCARDs and to follow the CableCARD-related rules that were struck down by the Court of Appeals for the District of Columbia.  Grant of this waiver could reduce the equipment costs for the transition to all-digital.

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

Other FCC Regulatory Matters. FCC regulations cover a variety of additional areas, including, among other things: (1) equal employment opportunity obligations; (2) customer service standards; (3) technical service standards; (4) mandatory blackouts of certain network, syndicated and sports programming; (5) restrictions on political advertising; (6) restrictions on advertising in children's programming; (7) closed captioning of video programming; (8) licensing of systems and facilities; (9) maintenance of public files; (10) emergency alert systems; and (11) disability access, including new requirements governing video-description and closed-captioning. Each of these regulations restricts our business practices to varying degrees.

It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and we cannot predict at this time how that might impact our business.

Copyright. Cable systems are subject to a federal copyright compulsory license covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative and administrative review and could adversely affect our ability to obtain desired broadcast programming. Pursuant to the Satellite Television Extension and Localism Act of 2010 (“STELA”), the Copyright Office, the Government Accountability Office and the FCC all issued reports to Congress in 2011 that generally support an eventual phase-out of the compulsory licenses, although they also acknowledge the potential adverse impact on cable subscribers and the absence of any clear marketplace alternative to the compulsory license. If adopted, a phase-out plan could adversely affect our ability to obtain certain programming and substantially increase our programming costs. STELA also establishes a new audit mechanism for copyright owners to review compulsory copyright filings, which the Copyright Office is still in the process of implementing.

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

The traditional cable franchising regime has recently undergone significant change as a result of various federal and state actions. The FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce certain franchising burdens for these new entrants. The FCC adopted more modest relief for existing cable operators.

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

Internet Service

In 2010, the FCC adopted new “net neutrality” rules that it deemed necessary to ensure continuation of an “open” Internet that is not unduly restricted by network “gatekeepers,” which went into effect in November 2011. The new rules are based on three core principles of: (1) transparency, (2) no blocking, and (3) no unreasonable discrimination. The rules permit broadband service providers to exercise “reasonable network management” for legitimate management purposes, such as management of congestion, harmful traffic, and network security. The rules also provide broadband service providers with the flexibility to engage in usage-based billing, and permit broadband service providers to offer additional specialized services such as facilities-based IP voice services, without being subject to restrictions on discrimination. Although the rules encompass both wireline providers (like us) and wireless providers, the rules are less stringent with regard to wireless providers. Verizon and other parties have filed for additional FCC review, as well as filing an appeal challenging the FCC's authority to issue such rules, which will be heard by the U.S. Court of Appeals for the D.C. Circuit. For now, the FCC will enforce these rules based on case-by-case complaints. Because many of the requirements are vague and because the FCC has not provided clear guidance on implementation, it is unclear how the FCC will enforce its rules and adjudicate any related complaints. The FCC's new rules, if they withstand challenges, as well as any additional legislation or regulation, could impose new obligations and restraints on high-speed Internet providers. Any such rules or statutes could limit our ability to manage our cable systems to obtain value for use of our cable systems and respond to operational and competitive challenges.

As the Internet has matured, it has become the subject of increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting Internet use, including, for example, consumer privacy, copyright protections, defamation liability, taxation, obscenity, and unsolicited commercial e-mail. Our Internet services are subject to the Communications Assistance for Law Enforcement Act ("CALEA") requirements regarding law enforcement surveillance. Content owners are now seeking additional legal mechanisms to combat copyright infringement over the Internet. Pending and future legislation in this area could adversely affect our operations as an Internet service provider and our relationship with our Internet customers. Additionally, the FCC and Congress are considering subjecting Internet access services to the Universal Service funding requirements. These funding requirements could impose significant new costs on our high-speed Internet service. State and local governmental organizations have also adopted Internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as privacy, pricing, service and product quality, and taxation. The adoption of new Internet regulations or the adaptation of existing laws to the Internet could adversely affect our business.

Telephone Service

The Telecommunications Act of 1996 created a more favorable regulatory environment for us to provide telecommunications and/or competitive voice services than had previously existed. In particular, it established requirements ensuring that competitive telephone companies could interconnect their networks with those providers of traditional telecommunications services to open the market to competition. The FCC has subsequently ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnection with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can compete in the market. On November 18, 2011, the FCC released an order significantly changing the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers. The new rules will result in a substantial decrease in intercarrier compensation payments over a multi-year period. We received intercarrier compensation of approximately $19 million and $23 million in 2012 and 2011, respectively. The decreases over the multi-year transition will affect both the amounts that Charter pays to other carriers and the amounts that Charter receives from other carriers. The schedule and magnitude of these decreases, however, will vary depending on the nature of the carriers and the telephone traffic at issue, and the FCC's new ruling initiates further implementation rulemakings. We cannot yet predict with certainty the balance of the impact on Charter's revenues and expenses for voice services at particular times over this multi-year period.

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

Employees

As of December 31, 2012, we had approximately 17,800 full-time equivalent employees. At December 31, 2012, approximately 60 of our employees were represented by collective bargaining agreements. We have never experienced a work stoppage.

Item 1A.     Risk Factors.

Risks Related to Our Indebtedness

We have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

We have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. As of December 31, 2012, our total principal amount of debt was approximately $12.9 billion.

Our significant amount of debt could have consequences, such as:

•	impact our ability to raise additional capital at reasonable rates, or at all;

•	make us vulnerable to interest rate increases, because approximately 13% of our borrowings are, and may continue to be, subject to variable rates of interest;

•	expose us to increased interest expense to the extent we refinance existing debt, particularly our bank debt, with higher cost debt;

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

Additionally, the Charter Operating credit facilities require Charter Operating to comply with a maximum total leverage covenant and a maximum first lien leverage covenant. The breach of any covenants or obligations in our indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the secured lenders under the CCO Holdings credit facility could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors.

We depend on generating sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations.

We are dependent on our cash on hand and cash flow from operations to fund our debt obligations, capital expenditures and ongoing operations.

Our ability to service our debt and to fund our planned capital expenditures and ongoing operations will depend on our ability to continue to generate cash flow and our access (by dividend or otherwise) to additional liquidity sources at the applicable obligor. Our ability to continue to generate cash flow is dependent on many factors, including:

•
our ability to sustain and grow revenues and cash flow from operations by offering video, Internet, telephone, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in our markets and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures and the difficult economic conditions in the United States;

•
the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, DSL providers and video provided over the Internet;

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	the development and deployment of new products and technologies; and

•	the effects of governmental regulation on our business.

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

Our primary assets are our equity interests in our subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to their debt issuer holding companies for payments on our notes or other obligations in the form of loans, distributions, or otherwise. Charter Operating’s ability to make distributions to us or CCO Holdings, our other primary debt issuer, to service debt obligations is subject to its compliance with the terms of its credit facilities, and restrictions under applicable law. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Limitations on Distributions” and “— Summary of Restrictive Covenants of Our Notes – Restrictions on Distributions.” Under the Delaware Limited Liability Company Act (the “Act”), our subsidiaries may only make distributions if the relevant entity has “surplus” as defined in the Act. Under fraudulent transfer laws, our subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that our relevant subsidiaries currently have surplus and are not insolvent, these subsidiaries may become insolvent in the future. Our direct or indirect subsidiaries include the borrowers under the CCO Holdings credit facility and the borrowers and guarantors under the Charter Operating credit facilities. CCO Holdings is also an obligor under its senior notes. As of December 31, 2012, our total principal amount of debt was approximately $12.9 billion.

In the event of bankruptcy, liquidation, or dissolution of one or more of our subsidiaries, that subsidiary's assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event:

•
the lenders under CCO Holdings’ credit facility and Charter Operating's credit facilities, whose interests are secured by substantially all of our operating assets, and all holders of other debt of CCO Holdings and Charter Operating, will have the right to be paid in full before us from any of our subsidiaries' assets; and

•
Charter and CCH I, the holders of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of CC VIII’s assets that may reduce the amounts available for repayment to holders of CCO Holdings' outstanding notes.

All of our outstanding debt is subject to change of control provisions. We may not have the ability to raise the funds necessary to fulfill our obligations under our indebtedness following a change of control, which would place us in default under the applicable debt instruments.

We may not have the ability to raise the funds necessary to fulfill our obligations under our notes and our credit facilities following a change of control. Under the indentures governing our notes and the CCO Holdings credit facility, upon the occurrence of specified change of control events, CCO Holdings is required to offer to repurchase all of its outstanding notes and the debt under its credit facility. However, we may not have sufficient access to funds at the time of the change of control event to make the required repurchase of the applicable notes and the debt under the CCO Holdings credit facility, and Charter Operating is limited in its ability to make distributions or other payments to CCO Holdings to fund any required repurchase. In addition, a change of control under the Charter Operating credit facilities would result in a default under those credit facilities. Because such credit facilities are obligations of Charter Operating, the credit facilities would have to be repaid before Charter Operating's assets could be available to CCO Holdings to repurchase their notes. Any failure to make or complete a change of control offer would place CCO Holdings in default under its notes and credit facility. The failure of our subsidiaries to make a change of control offer or repay the amounts accelerated under their notes and credit facilities would place them in default.

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

Telephone companies, including two major telephone companies, AT&T and Verizon, offer video and other services in competition with us, and we expect they will increasingly do so in the future. Upgraded portions of these networks carry two-way video, data services and provide digital voice services similar to ours. In the case of Verizon, FIOS high-speed data services offer speeds as high as or higher than ours. In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies. Based on our internal estimates, we believe that AT&T and Verizon are offering video services in areas serving approximately 30% and 4%, respectively, of our estimated passings and we have experienced customer losses in these areas. AT&T and Verizon have also launched campaigns to capture more of the MDU market. AT&T has publicly stated that it expects to roll out its video product beyond the territories currently served although it is unclear where and to what extent. When AT&T or Verizon have expanded their offering of video products, we have seen a decrease in our video revenue as AT&T and Verizon typically roll out aggressive marketing and discounting campaigns to launch their products.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies, primarily AT&T, Century Link and Verizon, and other providers of DSL, fiber-to-the-node and fiber-to-the-home services. DSL service competes with our Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer. Fiber-to-the-node networks can provide faster Internet speeds than conventional DSL, but still cannot typically match our Internet speeds. Fiber-to-the-home networks, however, can provide Internet speeds equal to or greater than Charter's current Internet speeds. In addition, in many of our markets, DSL providers have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates. These service bundles offer customers similar pricing and convenience advantages as our bundles.

Continued growth in our residential telephone business faces risks. The competitive landscape for residential and commercial telephone services is intense; we face competition from providers of Internet telephone services, as well as incumbent telephone companies. Further, we face increasing competition for residential telephone services as more consumers in the United States are replacing traditional telephone service with wireless service. We expect to continue to price our phone product aggressively as part of our triple play strategy which could negatively impact our revenue from telephone to the extent we do not increase volume.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition. We are aware of traditional overbuild situations impacting certain of our markets, however, we are unable to predict the extent to which additional overbuild situations may occur.

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
We believe that continued competition and the weakened economic conditions in the United States, including weakness in the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services, particularly basic video. These conditions contributed to video revenues remaining flat for the year ended December 31, 2012 compared to the corresponding period in 2011, while we continued to grow our commercial and Internet businesses. We believe competition from wireless and economic factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business. If these conditions do not improve or our efforts to improve our products and the way we market those products are not ultimately successful in increasing our growth, we believe our business and results of operations will be further adversely affected which may contribute to future impairments of our franchises and goodwill.

Our exposure to the credit risks of our customers, vendors and third parties could adversely affect our cash flow, results of operations and financial condition.

We are exposed to risks associated with the potential financial instability of our customers, many of whom have been adversely affected by the general economic downturn. Declines in the housing market, including foreclosures, together with significant unemployment, have caused increased cancellations by our customers or lead to unfavorable changes in the mix of products purchased. These events have adversely affected, and may continue to adversely affect our cash flow, results of operations and financial condition.

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

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming. We expect programming costs to continue to increase because of a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, additional programming, including new sports services and non-linear programming for on-line and OnDemand platforms. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins associated with the video product. We have programming contracts that have expired and others that will expire at or before the end of 2013. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

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

Network and information systems technologies are critical to our operating activities, as well as our customers' access to our services. Malicious and abusive activities, such as the dissemination of computer viruses, worms, and other destructive or disruptive software, computer hackings, social engineering, process breakdowns, denial of service attacks and other malicious activities have become more common in industry overall.  If directed at us or technologies upon which we depend, these activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers, and damage to our or our customers' equipment and data.  Further, these activities could result in security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks, and in our vendors’ systems and networks, including customer, personnel and vendor data. If a significant incident were to occur, it could damage our reputation and credibility, lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to service our customers and protect our network. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future. Any significant loss of Internet customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations.

For tax purposes, we could experience a deemed ownership change in the future that could limit our ability to use our tax loss carryforwards.

As of December 31, 2012, we had approximately $7.7 billion of federal tax net operating loss carryforwards, capital loss carryforwards and suspended losses resulting in a gross deferred tax asset of approximately $2.7 billion. Federal tax net operating and capital loss carryforwards expire in the years 2014 through 2032.  Federal suspended losses can generally be carried forward indefinitely. These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2012, we had state tax net operating loss carryforwards, capital loss carryforwards and suspended losses, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $252 million. State tax net operating and capital loss carryforwards generally expire in the years 2013 through 2032. State suspended losses can generally be carried forward indefinitely. Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.  Such tax loss carryforwards can accumulate and be used to offset our future taxable income.

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

Our operational results have depended, and our future results will depend, upon the retention and continued performance of our management team. Over the last twelve months, we have experienced significant changes in our management team and may experience additional changes in the future. Our ability to retain and hire new key employees for management positions could be impacted adversely by the competitive environment for management talent in the broadband communications industry. The loss of the services of key members of management and the inability or delay in hiring new key employees could adversely affect our ability to manage our business and our future operational and financial results.

Risks Related to Ownership Positions of Charter’s Principal Shareholders

Charter’s principal stockholders own a significant amount of Charter’s common stock, giving them influence over corporate transactions and other matters.

Members of Charter's board of directors include directors who are also employed by our principal stockholders, Mr. Darren Glatt is an employee of Apollo Management, L.P.;  Mr. Bruce Karsh is the president of Oaktree Capital Management, L.P.; Mr. Stan Parker is a senior partner of Apollo Global Management LLC; Mr. Edgar Lee is a Senior Vice President of Oaktree Capital Management, L.P.; and Mr. Jeffrey Marcus is a partner of Crestview Partners, L.P. As of December 31, 2012, Apollo funds beneficially held approximately 24% of the Class A common stock of Charter. Oaktree Opportunities Investments, L.P. and certain affiliated funds beneficially held approximately 12% of the Class A common stock of Charter. Funds affiliated with Crestview beneficially held approximately 10% of Charter's outstanding Class A common stock as of December 31, 2012.  Charter's principal stockholders may be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate action, such as mergers and other business combination transactions should these stockholders retain a significant ownership interest in us.  Charter's principal stockholders are not restricted from investing in, and have invested in, and engaged in, other businesses involving or related to the operation of cable television systems, video programming, Internet service, telephone or business and financial transactions conducted through broadband interactivity and Internet services.  The principal stockholders may also engage in other businesses that compete or may in the future compete with us.

The principal stockholders' substantial influence over our management and affairs could create conflicts of interest if any of them were faced with decisions that could have different implications for them and us.

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

Regulation of the cable industry has increased cable operators' operational and administrative expenses and limited their revenues. Cable operators are subject to various laws and regulations including those covering the following:

•	the provisioning and marketing of cable equipment and compatibility with new digital technologies;

•	subscriber and employee privacy and data security;

•	limited rate regulation of video service;

•	copyright royalties for retransmitting broadcast signals;

•	when a cable system must carry a particular broadcast station and when it must first obtain retransmission consent to carry a broadcast station;

•	the provision of channel capacity to unaffiliated commercial leased access programmers;

•	limitations on our ability to enter into exclusive agreements with multiple dwelling unit complexes and control our inside wiring;

•	the provision of high-speed Internet service, including net neutrality rules;

•	the provision of voice communications;

•	cable franchise renewals and transfers; and

•	equal employment opportunity, emergency alert systems, disability access, technical standards, marketing practices, customer service, and consumer protection.

Additionally, many aspects of these laws and regulations are currently the subject of judicial proceedings and administrative or legislative proposals. In 2010, the FCC submitted its National Broadband Plan to Congress and announced its intention to initiate approximately 40 rulemakings addressing a host of issues related to the delivery of broadband services, including video, data, VoIP and other services. The broad reach of these rulemakings could ultimately impact the environment in which we operate. There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize. Congress and various federal agencies are now considering adoption of significant new privacy restrictions, including new restrictions on the use of personal and profiling information for behavioral advertising. In response to recent global data breaches, malicious activity and cyber threats, as well as the general increasing concerns regarding the protection of consumers’ personal information, Congress is considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business. In the event of a data breach or cyber attack, these new laws, as well as existing legal and regulatory obligations, could require significant expenditures to remedy any such breach or attack.

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

The traditional cable franchising regime has recently undergone significant change as a result of various federal and state actions.  Some state franchising laws do not allow us to immediately opt into favorable statewide franchising.  In many cases, state franchising laws will result in fewer franchise imposed requirements for our competitors who are new entrants than for us, until we are able to opt into the applicable state franchise.

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

The FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants. At the same time, a substantial number of states have adopted new franchising laws, principally designed to streamline entry for new competitors, and often provide advantages for these new entrants that are not immediately available to existing operators.

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

Currently, rate regulation of cable systems is strictly limited to the basic service tier and associated equipment and installation activities. However, the FCC and Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or Congress will further restrict the ability of cable system operators to implement rate increases for our video services or even for our high-speed Internet and telephone services. Should this occur, it would impede our ability to raise our rates. If we are unable to raise our rates in response to increasing costs, our losses would increase.

There has been legislative and regulatory interest in requiring cable operators to offer historically combined programming services on an á la carte basis. It is possible that new marketing restrictions could be adopted in the future further affecting our preferred provisioning of services and related equipment. Such restrictions could adversely affect our operations.

Actions by pole owners might subject us to significantly increased pole attachment costs.

Pole attachments are cable wires that are attached to utility poles. Cable system attachments to investor-owned public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. In contrast, utility poles owned by municipalities or cooperatives are not subject to federal regulation and are generally exempt from state regulation. In 2011, the FCC amended its pole attachment rules to promote broadband deployment. The order (the "Order") maintains the basic rate formula applicable to "cable" attachments in the 30 states directly subject to FCC regulation, but reduces the rate formula previously applicable to "telecommunications" attachments to make it roughly equivalent to the cable attachment rate. The Order maintains the status quo treatment of cable-provided VoIP service as an unclassified service eligible for the favorable cable pole attachment rates, but the issue has not been fully resolved by the FCC, and a change in classification could subject our pole attachment rates to the higher rates governing telecommunications attachments. The Order also allows for new penalties in certain cases involving unauthorized attachments that could result in additional costs for cable operators. The Order overall strengthens the cable industry's ability to access investor-owned utility poles on reasonable rates, terms and conditions. Electric utilities filed Petitions for Reconsideration at the FCC and Petitions for Review in the D.C. Circuit Court of Appeals seeking to modify or overturn the FCC’s Order. Charter and other cable operators have intervened in the court proceeding in support of the FCC. The outcome of these proceedings could impact the pole attachment rates we pay utility companies.

Increasing regulation of our Internet service product could adversely affect our ability to provide new products and services.

In December 2010, the FCC adopted new “net neutrality” rules it deemed necessary to ensure continuation of an “open” Internet that is not unduly restricted by network “gatekeepers.” The new rules, which went into effect in November 2011, are based on three core principles of: (1) transparency, (2) no blocking, and (3) no unreasonable discrimination. The rules permit broadband service providers to exercise “reasonable network management” for legitimate management purposes, such as management of congestion, harmful traffic, and network security. The rules also provide broadband service providers with the flexibility to engage in usage-based billing and offer additional specialized services, such as facilities-based IP voice services, without being subject to restrictions on discrimination. Although the rules encompass both wireline providers (like us) and wireless providers, the rules are less stringent with regard to wireless providers. Verizon and other parties have filed for additional FCC review, as well as filing an appeal challenging the FCC’s authority to issue such rules, which will be heard by the U.S. Court of Appeals for the D.C. Circuit. For now, the FCC will enforce these rules based on case-by-case complaints. Because many of the requirements are vague and because the FCC has not provided clear guidance on implementation, it is unclear how the FCC will enforce its rules and adjudicate any related complaints. Legislation in this area is also possible. Rules or statutes increasing the regulation of our Internet services could limit our ability to efficiently manage our cable systems and respond to operational and competitive challenges.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their video channel carriage. We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals; local public, educational and government access (“PEG”) programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system). The FCC has adopted new commercial leased access rules (currently stayed while under appeal) which dramatically reduce the rate we can charge for leasing this capacity and dramatically increase our administrative burdens. Legislation has been introduced in Congress in the past that, if adopted, could impact our carriage of broadcast signals by simultaneously eliminating the cable industry’s compulsory copyright license and the retransmission consent requirements governing cable’s retransmission of broadcast signals. The FCC recently adopted changes to the rules affecting the relationship between programmers and multichannel video distributors, and is now considering additional changes. Future regulatory changes could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, increase our programming costs, and limit our ability to offer services that would maximize our revenue potential. It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer voice communications services over our broadband network and continue to develop and deploy VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensure that our VoIP services can compete in the market. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain additional authorizations. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs. The FCC has already extended certain traditional telecommunications carrier requirements, such as E911, Universal Service fund collection, Communications Assistance for Law Enforcement Act (“CALEA”), privacy, Customer Proprietary Network Information, number porting, disability and discontinuance of service requirements to many VoIP providers such as us. In November 2011, the FCC released an order significantly changing the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers, including VoIP service providers like Charter. Several entities have challenged this FCC ruling in federal court, and that case is now pending before the Tenth Circuit Court of Appeals. The new rules, as they now stand, will result in a substantial decrease in intercarrier compensation payments over a multi-year period. We received intercarrier compensation of approximately $19 million and $23 million for the years ended December 31, 2012 and 2011, respectively. The decreases over the multi-year transition will affect both the amounts that Charter pays to other carriers and the amounts that Charter receives from other carriers. The schedule and magnitude of these decreases, however, will vary depending on the nature of the carriers and the telephone traffic at issue, and the FCC implementing rulemakings. We cannot yet predict with certainty the balance of the impact on Charter’s revenues and expenses for voice services at particular times over this multi-year period.

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

Our subsidiaries generally lease space for business offices. Our headend and tower locations are located on owned or leased parcels of land, and we generally own the towers on which our equipment is located. Charter Holdco owns the land and building for our

St. Louis corporate office. We lease space for our offices in Denver, Colorado and for our corporate headquarters in Stamford, Connecticut.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce. See “Item 1. Business – Our Network Technology.” We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3. Legal Proceedings.

Patent Litigation

Ronald A. Katz Technology Licensing, L.P. v. Charter Communications, Inc. et. al.  In 2006, Ronald A. Katz Technology Licensing, L.P. filed a lawsuit against Charter and other parties in the U. S. District Court for the District of Delaware alleging that Charter and the other defendants infringed its interactive call processing patents.  In 2007, the lawsuit was combined with other cases filed by Katz in a multi-district litigation proceeding in the U.S. District Court for the Central District of California for coordinated and consolidated pretrial proceedings.  In 2010, the court denied Katz's motion for summary judgment, struck two affirmative defenses that Charter had raised, invalidated one of the nine remaining claims Katz had asserted and entered a ruling restricting Katz's damages claims by limiting the time period from which Katz may seek damages. A consolidated appeal involving other co-defendants was held, with the U.S. Court of Appeals for the Federal Circuit confirming invalidity of certain claims and remanding certain rulings back to the district court for further consideration.  Based on the Federal Circuit's opinion, the district court ordered additional summary judgment briefing and some limited pre-trial briefing.  In 2012, the court granted Charter's second motion for summary judgment and invalidated one of the claims asserted against Charter, leaving eight claims. In related litigation against others, the court invalidated four of these patent claims which will result in four claims being asserted against Charter when this ruling is applied in our case. Charter initiated ex parte examinations with the U.S. Patent Office challenging the validity of all eight patent claims asserted against Charter. The Patent Office granted all of these examinations finding a substantial new question as to whether the claims are valid over prior art not previously considered by the Patent Office. When all pre-trial proceedings are completed, any matters remaining for trial will be transferred back to the District Court in Delaware.  No trial date has been set.  Charter continues to vigorously contest this matter although we cannot predict the ultimate outcome of this lawsuit nor can we reasonably estimate a range of possible loss.

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

Bankruptcy Proceedings

On March 27, 2009, Charter filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New
York. On November 17, 2009, the Bankruptcy Court issued its Order and Opinion confirming the Plan over the objections of various objectors. Charter consummated the Plan on November 30, 2009.

Two appeals are pending relating to confirmation of the Plan, the appeals by (i) Law Debenture Trust Company of New York (“LDT”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan and the holders of which already received distributions of approximately $168 million pursuant to the Plan); and (ii) R2 Investments, LDC (“R2 Investments”) (a former equity interest holder in Charter). The appeals by LDT and R2 Investments were denied by the District Court for the Southern District of New York in March 2011. On August 31, 2012, the 2nd Circuit Court of Appeals unanimously affirmed the district court's decision holding that R2 Investments and LDT's appeals are equitably moot. Thereafter, R2 Investments and LDT sought a rehearing en banc with the 2nd Circuit which was denied. On January 10, 2013, R2 Investments and LDT filed a petition for a writ of certiorari with the United States Supreme Court, asking that court to review the 2nd Circuit's decision claiming there is a split among the Circuit Courts regarding the equitable mootness principle that the Supreme Court should resolve. Charter continues to vigorously contest this matter although we cannot predict the ultimate outcome of this lawsuit nor can we reasonably estimate a range of possible loss.

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

The following table sets forth, for the periods indicated, the range of high and low last reported sale price per share of Charter’s Class A common stock on the NASDAQ Global Select Market. There was no established trading market for Charter’s Class B common stock prior to its conversion to Class A common stock on January 18, 2011.

Class A Common Stock

	High	Low
2011
First quarter	$50.63	$38.46
Second quarter	$59.30	$51.66
Third quarter	$59.75	$42.06
Fourth quarter	$56.94	$43.67

2012
First quarter	$64.91	$56.15
Second quarter	$70.87	$59.41
Third quarter	$82.54	$71.59
Fourth quarter	$78.54	$67.50

(B)	Holders

As of January 31, 2013, there were approximately 46 holders of record of Charter’s Class A common stock.

(C)	Dividends

Charter has not paid stock or cash dividends on any of its common stock.

Charter would be dependent on distributions from its subsidiaries if Charter were to make any dividends. Covenants in the indentures and credit agreements governing the debt obligations of our subsidiaries restrict their ability to make distributions to us, and accordingly, limit our ability to declare or pay cash dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Future cash dividends, if any, will be at the discretion of Charter’s board of directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as Charter’s board of directors may deem relevant.

(D) Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2012 with respect to equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	3,879,638	(1)	$54.98	1,414,919	(1)
Equity compensation plans not approved by security holders	—		$—	—

TOTAL	3,879,638	(1)	$54.98	1,414,919	(1)

(1)
This total does not include 927,614 shares issued pursuant to restricted stock grants made under our 2009 Stock Incentive Plan, which are subject to vesting based on continued employment and market conditions.

For information regarding securities issued under our equity compensation plans, see Note 15 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(E) Performance Graph

The graph below shows the cumulative total return on Charter’s Class A common stock for the period from December 2, 2009 through December 31, 2012, in comparison to the cumulative total return on Standard & Poor’s 500 Index and a peer group consisting of the national cable operators that are most comparable to us in terms of size and nature of operations. The Company’s peer group consists of Cablevision Systems Corporation, Comcast Corporation, and Time Warner Cable, Inc.  The results shown assume that $100 was invested on December 2, 2009 in Charter and peer group stock or on November 30, 2009 for the S&P 500 index and that all dividends were reinvested. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of Charter’s Class A common stock.

COMPARISON OF 37 MONTH CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/2/09
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
Charter Communications, Inc.
S&P 500
Peer Group

*$100 invested on 12/2/09 in stock or 11/30/09 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

(F)  Recent Sales of Unregistered Securities

During 2012, there were no unregistered sales of securities of the registrant other than those previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

(G) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the fourth quarter of 2012 representing shares withheld from employees for the payment of taxes upon the vesting of equity awards.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2012	155 (1)	$76.09	—	N/A
November 1 - 30, 2012	10,927 (1)	$77.00	—	N/A
December 1 - 31, 2012	102,779 (1)	$71.62	—	N/A

(1)
In October, November and December 2012, Charter withheld 155, 10,927 and 102,779 shares of its common stock, respectively, in payment of tax withholding owed by employees upon vesting of restricted shares and restricted stock units.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods indicated (dollars in millions, except share data):

	Successor				Predecessor
	Years Ended December 31,			One Month Ended December 31,	Eleven Months Ended November 30,	Year Ended December 31,
	2012	2011	2010	2009	2009	2008 (a)

Statement of Operations Data:
Revenues	$7,504	$7,204	$7,059	$572	$6,183	$6,479
Income (loss) from operations	$916	$1,041	$1,024	$84	$(1,063)	$(614)
Interest expense, net	$(907)	$(963)	$(877)	$(68)	$(1,020)	$(1,905)
Income (loss) before income taxes	$(47)	$(70)	$58	$10	$9,748	$(2,550)
Net income (loss) – Charter shareholders	$(304)	$(369)	$(237)	$2	$11,364	$(2,451)
Basic earnings (loss) per common share	$(3.05)	$(3.39)	$(2.09)	$0.02	$30.00	$(6.56)
Diluted earnings (loss) per common share	$(3.05)	$(3.39)	$(2.09)	$0.02	$12.61	$(6.56)
Weighted-average shares outstanding, basic	99,657,989	108,948,554	113,138,461	112,078,089	378,784,231	373,464,920
Weighted-average shares outstanding, diluted	99,657,989	108,948,554	113,138,461	114,346,861	902,067,116	373,464,920

Balance Sheet Data (end of period):
Investment in cable properties	$14,870	$14,843	$15,027	$15,391		$12,448
Total assets	$15,599	$15,601	$15,737	$16,658		$13,882
Total debt (including debt subject to compromise)	$12,808	$12,856	$12,306	$13,322		$21,666
Charter shareholders’ equity (deficit)	$149	$409	$1,478	$1,916		$(10,506)

Other Financial Data:
Ratio of earnings to fixed charges (b)	N/A	N/A	1.07	1.14	8.41	N/A
Deficiency of earnings to cover fixed charges (b)	$47	$70	N/A	N/A	N/A	$2,550

(a)	The year ended December 31, 2008 has been restated to reflect the retrospective application of accounting guidance for convertible debt with cash settlement features.

(b)	Earnings include income (loss) before noncontrolling interest and income taxes plus fixed charges. Fixed charges consist of interest expense and an estimated interest component of rent expense.

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

Overview

We are a cable operator providing services in the United States with approximately 5.4 million residential and commercial customers at December 31, 2012. We offer our customers traditional cable video programming, Internet services, and telephone services, as well as advanced video services such as OnDemandTM, HD television and DVR service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers. See “Part I. Item 1. Business — Products and Services” for further description of these services, including “customers.”

Our most significant competitors are DBS providers and certain telephone companies that offer services that provide features and functions similar to our video, high-speed Internet, and telephone services, including in some cases wireless services, and they also offer these services in bundles similar to ours.  See “Business — Competition.”  In the recent past, we have grown revenues by offsetting basic video customer losses with price increases and sales of incremental services such as high-speed Internet, OnDemand, DVR and HD television.  We expect to continue to grow revenues by increasing the number of products in our current customer homes and obtaining new customers with an improved value offering. In addition, we expect to increase revenues by expanding the sales of services to our commercial customers.  However, we cannot assure you that we will be able to grow revenues or maintain our margins at recent historical rates.

Total revenue growth was 4% for the year ended December 31, 2012 compared to the corresponding period in 2011, and 2% for the year ended December 31, 2011 compared to the corresponding period in 2010, as we continued to grow our Internet and commercial businesses and also due to increased advertising revenue. Video revenues remained flat during the year ended December 31, 2012 compared to the corresponding prior period and declined 2% during the year ended December 31, 2011 compared to the corresponding prior period. For the years ended December 31, 2012, 2011 and 2010, adjusted earnings (loss) before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $2.7 billion, $2.7 billion and $2.6 billion, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA remained flat for the year ended December 31, 2012 compared to the corresponding period in 2011 as a result of an increase in Internet, commercial and advertising revenues offset by higher programming costs, expenses associated with driving higher growth and investments in the customer experience. For the year ended December 31, 2012, our income from operations was $916 million, and for each of the years ended December 31, 2011 and 2010, our income from operations was $1.0 billion. The decrease in income from operations for the year ended December 31, 2012 compared to the corresponding prior periods is primarily due to increases in depreciation and amortization.

Our business plans include goals for increasing the number of customers and revenue.  To reach our goals, we have been working to further improve the quality of the video product we offer by increasing digital and HD-DVR penetration and no longer actively marketing analog service.  In 2012, we accelerated these improvements.  Our goal was 100 HD channels across substantially all of our footprint by the end of the year and we reached that goal in July 2012.  We have simplified our offers and pricing and improved our packaging of products to bring more value to our customers, with particular focus on offers aimed at new customers to increase the penetration of our products in our markets including through our emphasis on the triple play.  In addition, we are implementing a number of changes to our organizational structure, selling methods and operating tactics which we believe will position us for better customer service and growth. In the short term, however, we expect that customer connects, revenue and operating expenses may be adversely impacted during this transition. We also expect our capital expenditures to remain elevated as we strive to increase digital and HD-DVR penetration, place higher levels of customer premise equipment per transaction and progressively move to an all-digital platform.

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

If the economic and competitive conditions discussed above do not improve, or our efforts to improve our products and the way we market those products are not ultimately successful in increasing our growth, we believe our business and results of operations will be adversely affected, which may contribute to future impairments of our franchises and goodwill.

Approximately 85% of our revenues for both of the years ended December 31, 2012 and 2011 are attributable to monthly subscription fees charged to customers for our video, Internet, telephone, and commercial services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time subject to a fee for early termination of a price guarantee product. The remaining 15% of revenue for fiscal years 2012 and 2011 is derived primarily from advertising revenues, franchise and other regulatory fee revenues (which are collected by us but then paid to local authorities), pay-per-view and OnDemand programming, installation, processing fees or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services.

Our expenses primarily consist of operating costs, depreciation and amortization expense and interest expense. Operating costs primarily include programming costs, connectivity, franchise and other regulatory costs, the cost to service our customers such as field, network and customer operations costs and marketing costs.

We have a history of net losses.  Our net losses are principally attributable to insufficient revenue to cover the combination of operating expenses, interest expenses that we incur because of our debt, depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties, amortization expenses related to our customer relationship intangibles and non-cash taxes resulting from increases in our deferred tax liabilities.

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

Property, plant and equipment

The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2012 and 2011, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $7.2 billion (representing 46% of total assets) and $6.9 billion (representing 44% of total assets), respectively. Total capital expenditures for the years ended December 31, 2012, 2011 and 2010 were approximately $1.7 billion, $1.3 billion and $1.2 billion, respectively.

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

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our system activities could affect management’s judgment about the extent to which we should capitalize direct labor or overhead in the future. We monitor the appropriateness of our capitalization policies, and perform updates to our internal studies on an ongoing basis to determine whether facts or circumstances warrant a change to our capitalization policies. We capitalized internal direct labor and overhead of $202 million, $199 million and $205 million, respectively, for the years ended December 31, 2012, 2011 and 2010.

Impairment. We evaluate the recoverability of our property, plant and equipment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as the impairment of our indefinite life franchises, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions, or a deterioration of current or expected future operating results. A long-lived asset is deemed impaired when the carrying amount of the asset exceeds the projected undiscounted future cash flows associated with the asset. No impairments of long-lived assets to be held and used were recorded in the years ended December 31, 2012, 2011 and 2010.

Useful lives of property, plant and equipment. We evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, based on annual analyses of such useful lives, and revise such lives to the extent warranted by changing facts and circumstances. Any changes in estimated useful lives as a result of these analyses are reflected prospectively beginning in the period in which the study is completed. Our analysis of useful lives in 2012 did not indicate a change in useful lives.  The effect of a one-year decrease in the weighted average remaining useful life of our property, plant and equipment as of December 31, 2012 would be an increase in annual depreciation expense of approximately $86 million.  The effect of a one-year increase in the weighted average remaining useful life of our property, plant and equipment as of December 31, 2012 would be a decrease in annual depreciation expense of approximately $193 million.

Depreciation expense related to property, plant and equipment totaled $1.4 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2012, 2011 and 2010, respectively, representing approximately 21%, 21% and 20% of costs and expenses, respectively. Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as listed below:

Cable distribution systems………………………………	7-20 years
Customer equipment and installations…………………..	4-8 years
Vehicles and equipment…………………………………	1-6 years
Buildings and leasehold improvements…………………	15-40 years
Furniture, fixtures and equipment….……………………	6-10 years

Intangible assets

Impairment of franchises. The net carrying value of franchises as of both December 31, 2012 and 2011 was approximately $5.3 billion (representing 34% of total assets). Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas. For valuation purposes, they are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services, such as Internet and telephone, to potential customers (service marketing rights).

Franchise intangible assets that meet specified indefinite life criteria must be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. In determining whether our franchises have an indefinite life, we considered the likelihood of franchise renewals, the expected costs of franchise renewals, and the technological state of the associated cable systems, with a view to whether or not we are in compliance with any technology upgrading requirements specified in a franchise agreement. We have concluded that as of December 31, 2012 and 2011 all of our franchises qualify for indefinite life treatment.

Franchises are aggregated into essentially inseparable units of accounting to conduct valuations. The units of accounting have historically represented geographical clustering of our cable systems into groups by which such systems were managed. In 2012, as a result of changes to our organizational structure, the evolution of competition in the industry, and changes in the regulatory environment, we concluded that the highest and best use of our franchise assets is at the consolidated level and as such combined our units of accounting into one unit as of November 30, 2012. As required by the accounting guidance on testing indefinite-lived intangible assets for impairment, we tested our franchise assets first based on the prior units of accounting before testing the new unit of accounting. No impairment was identified based on the new or prior units of accounting.

During 2012, we early adopted Accounting Standards Update ("ASU") No. 2012-02, Testing Indefinite Lived Intangible Assets for Impairment. This new standard gives us the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite lived intangible asset has been impaired. If, after this qualitative assessment, we determine that it is not more likely than not that an indefinite lived intangible asset has been impaired, then no further quantitative testing is necessary. In completing our 2012 impairment testing of both the prior units of accounting and the new unit of accounting, we elected to perform this qualitative assessment. As such, we evaluated the impact of various factors to the expected future cash flows attributable to each of our units of accounting and to the assumed discount rate used to present value those cash flows. Such factors included macro-economic and industry conditions including the capital markets, regulatory, and competitive environment, and costs of programming and customer premise equipment along with changes to our organizational structure and strategies. After consideration of these qualitative factors, we concluded that it is more likely than not that the fair value of the franchise assets in each unit of accounting exceeds the carrying value of such assets and therefore did not perform a quantitative analysis in 2012.

If we are required to perform a quantitative analysis to test our franchise assets for impairment, we determine the estimated fair value of each unit of accounting utilizing an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified for each unit assuming a discount rate. The fair value of franchises for impairment testing is determined based on estimated discrete discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated customer churn), and the new services added to those customers in future periods. The sum of the present value of the franchises' after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchises.

This approach makes use of unobservable factors such as projected revenues, expenses, capital expenditures, and a discount rate applied to the estimated cash flows. The determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. We estimate discounted future cash flows using reasonable and appropriate assumptions derived based on Charter’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry. The estimates and assumptions made in our valuations are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized. The quantitative franchise valuations completed for the years ended December 31, 2011 and 2010 showed franchise values in excess of book values and thus resulted in no impairment.

Impairment and amortization of customer relationships. The net carrying value of customer relationships as of December 31, 2012 and 2011 was approximately $1.4 billion (representing 9% of total assets) and $1.7 billion (representing 11% of total assets), respectively. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting the discrete future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers. The present value of these after-tax cash flows yields the fair value of the customer relationships. The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment.

We evaluate the recoverability of customer relationships upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. Customer relationships are deemed impaired when the carrying value exceeds the projected undiscounted future cash flows associated with the customer relationships. No impairment of customer relationships was recorded in the years ended December 31, 2012, 2011 and 2010.

Customer relationships are amortized on an accelerated method over useful lives of 11-15 years based on the period over which current customers are expected to generate cash flows. Amortization expense related to customer relationships for the years ended December 31, 2012, 2011 and 2010 was approximately $280 million, $306 million and $331 million, respectively.

Impairment of goodwill. The net carrying value of goodwill as of December 31, 2012 and 2011 was approximately $953 million (representing 6% of total assets) and $954 million (representing 6% of total assets), respectively. Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances. Accounting guidance also permits a qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further quantitative testing would be necessary. If we are required to perform the two-step test under the accounting guidance, the first step involves a comparison of the estimated fair value of each of our reporting units to its carrying amount. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the goodwill impairment is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed, and a comparison of the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment, if any. Reporting units, consistent with the units of accounting used for franchise impairment testing, were consolidated into one reporting unit as of November 30, 2012. Likewise the fair values of the reporting units, when performing the second step of the goodwill impairment test, are determined using a consistent income approach model as that used for franchise impairment testing. As with our franchise impairment testing, we elected to perform a qualitative assessment for our goodwill impairment testing and concluded that none of our reporting units are impaired based on the new or prior reporting units. Our 2011 and 2010 quantitative impairment analyses also did not result in any goodwill impairment charges.

Impairment of trademarks. The net carrying value of trademarks as of both December 31, 2012 and 2011 was approximately $158 million (representing 1% of total assets). Trademarks are tested annually for impairment, or more frequently as warranted by events or changes in circumstances. The fair value of trademarks is determined using the relief-from-royalty method which applies a fair royalty rate to estimated revenue. Royalty rates are estimated based on a review of market royalty rates in the communications and entertainment industries. As we expect to continue to use each trade name indefinitely, trademarks have been assigned an indefinite life and are tested annually for impairment using either a qualitative analysis or quantitative analysis as elected by management. The qualitative analysis in 2012 did not identify any factors that would indicate that it was more likely than not that the fair value of trademarks were less than the carrying value and thus resulted in no impairment.

Income taxes

All of Charter’s operations are held through Charter Holdco and its direct and indirect subsidiaries. Charter Holdco and the majority of its subsidiaries are generally limited liability companies that are not subject to income tax. However, certain of these limited liability companies are subject to state income tax. In addition, the indirect subsidiaries that are corporations are subject to federal and state income tax. All of the remaining taxable income, gains, losses, deductions and credits of Charter Holdco pass through to Charter and its direct subsidiaries.

As of December 31, 2012, Charter and its indirect corporate subsidiaries had approximately $7.7 billion of federal tax net operating loss carryforwards, capital loss carryforwards and suspended losses resulting in a gross deferred tax asset of approximately $2.7 billion. Federal tax net operating and capital loss carryforwards expire in the years 2014 through 2032.  Federal suspended losses can generally be carried forward indefinitely. These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2012, Charter and its indirect corporate subsidiaries had state tax net operating loss carryforwards, capital loss carryforwards and suspended losses, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $252 million. State tax net operating and capital loss carryforwards generally expire in the years 2013 through 2032.  State suspended losses can generally be carried forward indefinitely. Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.  Such tax loss carryforwards can accumulate and be used to offset Charter’s future taxable income.

The consummation of the Plan generated an “ownership change” as defined in Section 382 of the Code. As a result, Charter is subject to limitation on the use of approximately 52% of its tax loss carryforwards. Further, Charter’s net operating loss carryforwards have been reduced by the amount of the cancellation of debt income resulting from the Plan that was allocable to Charter.  The limitation on Charter’s ability to use its tax loss carryforwards, in conjunction with the loss expiration provisions, could reduce its ability to use a portion of Charter’s tax loss carryforwards to offset future taxable income.

As of December 31, 2012, $3.7 billion of federal tax loss carryforwards are unrestricted and available for Charter’s immediate use, while approximately $4.0 billion of federal tax loss carryforwards and suspended losses are still subject to Section 382 and other restrictions. Pursuant to these restrictions, an aggregate of $932 million, in varying amounts from 2013 to 2014, and an additional $226 million annually over each of the next 12 years of federal tax loss carryforwards, should become unrestricted and available for Charter’s use. Charter's remaining $400 million of suspended losses carry forward indefinitely until such time as either tax basis is restored or other tax strategies are implemented. Both Charter’s indirect corporate subsidiary and state tax loss carryforwards are subject to similar but varying restrictions.

In addition to its tax loss carryforwards and suspended losses, Charter also has tax basis of $3.7 billion in intangible assets and $5.2 billion in property, plant, and equipment as of December 31, 2012. The tax basis in these assets is not subject to Section 382 limitations and therefore the related amortization and depreciation is currently deductible. For illustrative purposes, Charter expects to reflect tax-deductible amortization and depreciation on assets owned as of December 31, 2012, beginning at approximately $1.9 billion in 2013 and decelerating over the following 4 years, totaling an estimated $6.3 billion over the five year period. The foregoing projected deductions do not include any amortization or depreciation related to future capital spend or potential acquisitions. In addition, the deductions assume Charter does not dispose of a material portion of its business or make modifications to the underlying partnerships it owns, all of which may materially affect the timing or amount of its existing amortization and depreciation deductions. Any one of these factors or future legislation or adjustments by the IRS upon examination could also affect the projected deductions.

As of December 31, 2012 and 2011, we have recorded net deferred income tax liabilities of $1.1 billion and $824 million, respectively. Net deferred tax liabilities included approximately $219 million and $221 million at December 31, 2012 and 2011, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of our net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived. As part of our net liability, on December 31, 2012 and 2011, we had gross deferred tax assets of $3.9 billion and $3.8 billion, respectively, which primarily relate to tax losses allocated to Charter from Charter Holdco. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Due to our history of losses, we were unable to assume future taxable income in our analysis and accordingly valuation allowances have been established except for deferred benefits available to offset certain deferred tax liabilities that will reverse over time.  Accordingly, our gross deferred tax assets have been offset with a corresponding valuation allowance of $2.9 billion and $2.6 billion at December 31, 2012 and 2011, respectively. The amount of the deferred tax assets considered realizable and, therefore, reflected in the consolidated balance sheet, would be increased at such time that it is more-likely-than-not future taxable income will be realized during the carryforward period. At the time this consideration is met, an adjustment to reverse some portion of the existing valuation allowance would result.

In determining our tax provision for financial reporting purposes, Charter establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in our financial statements. The tax position is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized when the position is ultimately resolved. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained. As of December 31, 2012 and 2011, we have recorded $202 million and $228 million, respectively, of liabilities for uncertain tax positions.

Charter adjusts its uncertain tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations.

No tax years for Charter or Charter Holdco are currently under examination by the Internal Revenue Service.  Tax years ending 2009 through 2012 remain subject to examination and assessment. Years prior to 2009 remain open solely for purposes of examination of Charter’s net operating loss and credit carryforwards.

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

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Year Ended December 31,
	2012		2011		2010

Revenues	$7,504	100%	$7,204	100%	$7,059	100%

Costs and Expenses:
Operating costs and expenses (excluding depreciation and amortization)	4,860	65%	4,564	63%	4,486	64%
Depreciation and amortization	1,713	23%	1,592	22%	1,524	22%
Other operating expenses, net	15	—%	7	—%	25	—%
	6,588	88%	6,163	86%	6,035	85%
Income from operations	916	12%	1,041	14%	1,024	15%
Interest expense, net	(907)		(963)		(877)
Loss on extinguishment of debt	(55)		(143)		(85)
Other expense, net	(1)		(5)		(4)
Income (loss) before income taxes	(47)		(70)		58

Income tax expense	(257)		(299)		(295)
Net loss	$(304)		$(369)		$(237)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(3.05)		$(3.39)		$(2.09)

Weighted average common shares outstanding, basic and diluted	99,657,989		108,948,554		113,138,461

Revenues. Total revenues grew $300 million or 4% in the year ended December 31, 2012 as compared to 2011 and grew $145 million or 2% in the year ended December 31, 2011 as compared to 2010. Revenue growth primarily reflects increases in the number of residential Internet and commercial business customers, incremental video revenues from DVR and HD television services and growth in advertising sales, offset by a decrease in basic video customers. Asset sales and acquisitions increased revenues in 2012 as compared to 2011 by approximately $20 million and decreased revenues in 2011 as compared to 2010 by approximately $45 million.

Revenues by service offering were as follows (dollars in millions):

	Years ended December 31,
	2012		2011		2010		2012 over 2011		2011 over 2010
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change	Change	% Change
Video	$3,639	48%	$3,639	51%	$3,729	53%	$—	—%	$(90)	(2)%
Internet	1,866	25%	1,708	24%	1,609	23%	158	9%	99	6%
Telephone	828	11%	858	12%	823	12%	(30)	(3)%	35	4%
Commercial	658	9%	544	8%	451	6%	114	21%	93	21%
Advertising sales	334	4%	292	4%	291	4%	42	14%	1	—%
Other	179	2%	163	2%	156	2%	16	10%	7	4%

	$7,504	100%	$7,204	100%	$7,059	100%	$300	4%	$145	2%

Certain prior year amounts have been reclassified to conform with the 2012 presentation, including the reflection of revenues earned from customers residing in multi-dwelling residential structures from commercial revenues to video and Internet revenues. See “Part I. Item 1. Business — Products and Services” for definitions of customers and ARPU discussed below.

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Average monthly video revenue per residential basic video customer, measured on an annual basis, has increased from $69 in 2010 to $72 in 2011 and $74 in 2012 as a result of price increases, incremental revenues from DVR and HD television services and declines in the number of residential basic video customers. Residential basic video customers decreased by 155,000 and 182,000 customers in 2012 and 2011, respectively, or 152,000 and 210,000 customers in 2012 and 2011, respectively, after giving effect to asset sales and acquisitions. The changes in video revenues are attributable to the following (dollars in millions):

	2012 compared to 2011	2011 compared to 2010

Decrease in basic video customers	$(89)	$(113)
Decrease in premium, OnDemand and pay-per-view	(39)	(21)
Incremental video services and price adjustments	115	74
Asset sales and acquisitions	13	(30)

	$—	$(90)

Average monthly Internet revenue per Internet customer, measured on an annual basis, has remained constant at $42 in 2010, 2011 and 2012. Residential Internet customers grew by 293,000 and 246,000 customers in 2012 and 2011, respectively, or 295,000 and 229,000 customers in 2012 and 2011, respectively, after giving effect to asset sales and acquisitions. The increases in Internet revenues from our residential customers are attributable to the following (dollars in millions):

	2012 compared to 2011	2011 compared to 2010

Increase in residential Internet customers	$136	$96
Service level changes and price adjustments	17	11
Asset sales and acquisitions	5	(8)

	$158	$99

Average monthly telephone revenue per telephone customer, measured on an annual basis, has decreased from $42 in 2010 to $41 in 2011 to $37 in 2012. The decrease is due to value-based pricing and revenue allocation in multi-product packages. Residential telephone customers grew by 123,000 and 74,000 customers in 2012 and 2011, respectively, or 122,000 and 69,000 customers in 2012 and 2011, respectively, after giving effect to asset sales and acquisitions. The increases in telephone revenues from our residential customers are attributable to the following (dollars in millions):

	2012 compared to 2011	2011 compared to 2010

Price adjustments and service level changes	$(71)	$(15)
Increase in residential telephone customers	40	50
Asset sales and acquisitions	1	—

	$(30)	$35

Commercial revenues consist primarily of revenues from services provided to our commercial customers. Commercial PSUs increased 55,000 and 36,000 in 2012 and 2011, respectively. The increases in commercial revenues are attributable to the following (dollars in millions):

	2012 compared to 2011	2011 compared to 2010

Sales to small-to-medium sized business customers	$87	$71
Carrier site customers	17	18
Other	9	9
Asset sales and acquisitions	1	(5)

	$114	$93

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased in 2012 primarily as a result of an increase in revenue from the political and automotive sectors of $20 million and $12 million, respectively. In 2011, advertising sales revenues increased as a result of an increase in revenue from the automotive sector of $3 million combined with an $8 million change to account for revenues received from selling advertising for third parties on a gross basis rather than a net basis, offset by a decrease in revenue from the political sector of $10 million. Asset sales and acquisitions reduced the increase in advertising sales revenue by approximately $1 million in 2011. For the years ended December 31, 2012, 2011 and 2010, we received $59 million, $51 million and $46 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. The increase in 2012 was primarily the result of increases in late payment fees. The increase in 2011 was primarily the result of increases in late payment fees and wire maintenance fees. Asset sales and acquisitions reduced the increase in other revenues in 2011 by approximately $1 million.

Operating costs and expenses. The increases in our operating costs and expenses are attributable to the following (dollars in millions):

	2012 compared to 2011	2011 compared to 2010

Programming	$100	$73
Franchise, regulatory and connectivity	8	(5)
Costs to service customers	90	17
Marketing	34	(5)
Other	49	34
Asset sales and acquisitions	15	(36)

	$296	$78

Programming costs were approximately $2.0 billion, $1.9 billion and $1.8 billion, representing 41% of operating costs and expenses for each of the years ended December 31, 2012, 2011 and 2010, respectively. Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming. The increases in programming costs are primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming, offset in part by asset sales and customer losses. Programming costs were also offset by the amortization of payments received from programmers of $6 million, $7 million and $17 million in 2012, 2011 and 2010, respectively. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, and additional programming, including new sports services and non-linear programming for on-line and OnDemand programming. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including labor, reconnects, maintenance, billing, occupancy and vehicle costs. The increase in costs to service customers for the year ended December 31, 2012 was primarily the result of increased preventive maintenance levels and higher service labor.

The increase in marketing costs for the year ended December 31, 2012 was the result of increased media investment and commercial marketing as well as a $7 million favorable adjustment in the second quarter of 2011 related to expenses previously accrued on 2010 marketing campaigns.

The increases in other expense are attributable to the following (dollars in millions):

	2012 compared to 2011	2011 compared to 2010

Commercial sales expense	$20	$41
Advertising sales expense	15	5
Stock compensation expense	15	9
Administrative labor	10	(1)
Bad debt and collections	(18)	(23)
Other	7	3

	$49	$34

Commercial and advertising sales expenses increased in 2012 compared to 2011 and 2011 compared to 2010 primarily related to growth in these businesses. The decreases in bad debt and collections expense in both periods are primarily due to decreases in write-offs. We cannot assure you that this trend will continue.

Depreciation and amortization. Depreciation and amortization expense increased by $121 million and $68 million in 2012 and 2011, respectively, which primarily represents depreciation on more recent capital expenditures, offset by certain assets becoming fully depreciated and a decrease in the amortization of customer relationships.

Other operating expenses, net. The changes in other operating expenses, net are attributable to the following (dollars in millions):

	2012 compared to 2011	2011 compared to 2010

Increases in gain on sales of assets	$(1)	$(13)
Increases (decreases) in special charges, net	9	(5)

	$8	$(18)

The increase in special charges in 2012 as compared to 2011 is a result of an increase in severance charges as part of our corporate office relocation and settlements. For more information, see Note 14 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Interest expense, net. Net interest expense decreased by $56 million in 2012 from 2011 and increased by $86 million in 2011 from 2010. Net interest expense decreased in 2012 compared to 2011 primarily as a result of a decrease in our weighted average interest rate from 7.3% for the year ended December 31, 2011 to 6.5% for the year ended December 31, 2012 offset by an increase in our weighted average debt outstanding from $12.6 billion for the year ended December 31, 2011 to $13.0 billion for the year ended December 31, 2012. Net interest expense increased in 2011 compared to 2010 primarily as a result of an increase in our weighted average interest rate from 6.2% for the year ended December 31, 2010 to 7.3% for the year ended December 31, 2011 offset by a decrease in our weighted average debt outstanding from $12.8 billion for the year ended December 31, 2010 to $12.6 billion for the year ended December 31, 2011.

Loss on extinguishment of debt. Loss on extinguishment of debt consists of the following for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

	Year ended December 31,
	2012	2011	2010

Charter Operating credit amendment / prepayments	$(92)	$(120)	$(51)
CCH II notes redemptions	46	(6)	—
Charter Operating notes repurchases	(9)	(17)	(17)
CCO Holdings notes repurchases / exchanges	—	—	(17)

	$(55)	$(143)	$(85)

The gains and losses on extinguishment of debt primarily represent premiums paid to redeem debt and noncash write-offs of discounts and premiums recognized as a part of the application of fresh start accounting upon emergence from bankruptcy in 2009. For more information, see Note 7 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Income tax expense. Income tax expense of $257 million, $299 million and $295 million was recognized for the years ended December 31, 2012, 2011 and 2010, respectively, primarily through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to $7 million, $9 million and $8 million of current federal and state income tax expense, respectively. Income tax expense for the year ended December 31, 2011 included an $8 million expense for a state tax law change. Income tax expense for the year ended December 31, 2010 included $23 million expense related primarily to changes in estimates on the 2009 tax provision, a $16 million expense related to asset sales occurring in 2010 and a $69 million benefit related to the February 8, 2010 Charter Holdco partnership interest exchange.

Net loss. We incurred net loss of $304 million, $369 million and $237 million for the years ended December 31, 2012, 2011 and 2010, respectively, primarily as a result of the factors described above.

Loss per common share. During 2012 and 2011, net loss per common share decreased by $0.34 and increased by $1.30, respectively, as a result of the factors described above offset by a decrease in our weighted average common shares outstanding as a result of share repurchases in 2011.

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

Adjusted EBITDA is defined as net loss plus net interest expense, income taxes, depreciation and amortization, stock compensation expense, loss on extinguishment of debt and other operating expenses, such as special charges and (gain) loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. Management evaluates these costs through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

We believe that Adjusted EBITDA and free cash flow provide information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United

States Securities and Exchange Commission). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $191 million, $151 million and $144 million for the years ended December 31, 2012, 2011 and 2010, respectively.

	Years ended December 31,
	2012	2011	2010

Net loss	$(304)	$(369)	$(237)
Plus: Interest expense, net	907	963	877
Income tax expense	257	299	295
Depreciation and amortization	1,713	1,592	1,524
Stock compensation expense	50	35	26
Loss on extinguishment of debt	55	143	85
Other, net	16	12	29

Adjusted EBITDA	$2,694	$2,675	$2,599

Net cash flows from operating activities	$1,876	$1,737	$1,928
Less: Purchases of property, plant and equipment	(1,745)	(1,311)	(1,209)
Change in accrued expenses related to capital expenditures	13	57	8

Free cash flow	$144	$483	$727

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt.  The accreted value of our debt as of December 31, 2012 was $12.8 billion, consisting of $3.6 billion of credit facility debt and $9.2 billion of high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of December 31, 2012, $260 million of our long-term debt matures in 2013, $411 million in 2014, $98 million in 2015, $1.6 billion in 2016, $1.7 billion in 2017 and $9.0 billion thereafter. As of December 31, 2012, we had other contractual obligations, including interest on our debt, totaling $6.6 billion. During 2013, we currently expect capital expenditures to be approximately $1.7 billion.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $144 million, $483 million and $727 million for the years ended December 31, 2012, 2011 and 2010, respectively. We expect to continue to generate free cash flow for 2013. As of December 31, 2012, the amount available under our credit facilities was approximately $960 million. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating's revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

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

Free Cash Flow

Free cash flow was $144 million, $483 million and $727 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in free cash flow in 2012 compared to 2011 is primarily due to an increase of $434 million in capital expenditures. The decrease in free cash flow is offset by changes in operating assets and liabilities, excluding the change in accrued interest, that provided $87 million more cash during 2012 driven by collection of receivables and an increase in accounts payable and accrued liabilities.

The decrease in free cash flow in 2011 compared to 2010 is primarily due to an increase of $164 million in cash paid for interest and $102 million of higher capital expenditures. The increase in interest payments was primarily related to higher interest rates as part of refinancing, net of timing of interest payments. Excluding the change in accrued interest, changes in operating assets and liabilities also provided $59 million less cash during 2011 driven by one-time benefits in the first half of 2010 post emergence from bankruptcy along with timing of payments in 2011. These decreases in free cash flow in 2011 were partially offset by revenues increasing at a faster rate than cash expenses.

Long-Term Debt

As of December 31, 2012, the accreted value of our total debt was approximately $12.8 billion, as summarized below (dollars in millions):

	December 31, 2012
	Principal Amount	Accreted Value (a)	Semi-Annual Interest Payment Dates	Maturity Date (b)
CCO Holdings, LLC:
7.250% senior notes due 2017	$1,000	$1,000	4/30 & 10/30	10/30/2017
7.875% senior notes due 2018	900	900	4/30 & 10/30	4/30/2018
7.000% senior notes due 2019	1,400	1,392	1/15 & 7/15	1/15/2019
8.125% senior notes due 2020	700	700	4/30 & 10/30	4/30/2020
7.375% senior notes due 2020	750	750	6/1 & 12/1	6/1/2020
6.500% senior notes due 2021	1,500	1,500	4/30 & 10/30	4/30/2021
6.625% senior notes due 2022	750	746	1/31 & 7/31	1/31/2022
5.250% senior notes due 2022	1,250	1,238	3/30 & 9/30	9/30/2022
5.125% senior notes due 2023	1,000	1,000	2/15 & 8/15	2/15/2023
Credit facility due 2014	350	332		9/6/2014
Charter Communications Operating, LLC:
Credit facilities	3,337	3,250		Varies

	$12,937	$12,808

(a)
The accreted values presented above represent the fair value as of the date we emerged from Bankruptcy (see Note 18 to the accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”) or the principal amount of the notes less the original issue discount at the time of sale, plus accretion to the balance sheet dates. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. We have availability under our credit facilities of approximately $960 million as of December 31, 2012.

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

Contractual Obligations

The following table summarizes our payment obligations as of December 31, 2012 under our long-term debt and certain other contractual obligations and commitments (dollars in millions.)

	Payments by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations (a)
Long-Term Debt Principal Payments (a)	$12,937	$260	$509	$3,211	$8,957
Long-Term Debt Interest Payments (b)	5,347	762	1,507	1,388	1,690
Capital and Operating Lease Obligations (c)	125	32	49	30	14
Programming Minimum Commitments (d)	521	146	192	183	—
Other (e)	648	507	141	—	—

Total	$19,578	$1,707	$2,398	$4,812	$10,661

(a)
The table presents maturities of long-term debt outstanding as of December 31, 2012. Refer to Notes 7 and 18 to our accompanying consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

(b)
Interest payments on variable debt are estimated using amounts outstanding at December 31, 2012 and the average implied forward London Interbank Offering Rate (“LIBOR”) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2012. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(c)
We lease certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2012, 2011 and 2010, were $28 million, $27 million and $28 million, respectively.

(d)
We pay programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were approximately $2.0 billion, $1.9 billion and $1.8 billion, for the years ended December 31, 2012, 2011 and 2010, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(e)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to our customer premise equipment vendors and billing services vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below. However, we incur these costs as part of our operations:

•
We rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2012, 2011 and 2010 was $47 million, $49 million and $50 million, respectively.

•
We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. We also pay other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $176 million, $174 million and $178 million for the years ended December 31, 2012, 2011 and 2010, respectively.

•	We also have $67 million in letters of credit, primarily to our various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of December 31, 2012, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on December 31, 2012 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on CCO Holdings' notes and credit facility are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $7 million and $2 million in cash and cash equivalents as of December 31, 2012 and 2011, respectively. Additionally, we had $27 million of restricted cash at the end of each respective period.

Operating Activities. Net cash provided by operating activities increased $139 million from $1.7 billion for the year ended December 31, 2011 to $1.9 billion for the year ended December 31, 2012. The increase is primarily due to changes in operating assets and liabilities, excluding the change in accrued interest and in liabilities related to capital expenditures, that provided $131 million more cash during 2012 driven by collection of receivables and an increase in accounts payable and accrued liabilities.

Net cash provided by operating activities decreased $191 million from $1.9 billion for the year ended December 31, 2010 to $1.7 billion for the year ended December 31, 2011, primarily as a result of an increase of $164 million in cash paid for interest. The increase in interest payments was primarily related to higher interest rates as part of refinancing, net of timing of interest payments. Excluding the change in accrued interest and in liabilities related to capital expenditures, changes in operating assets and liabilities provided $108 million less cash during 2011 driven by one-time benefits in the first half of 2010 post emergence from bankruptcy along with timing of payments in 2011. These decreases in cash provided by operating activities were offset by revenues increasing at a faster rate than cash expenses.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2012, 2011 and 2010, was $1.7 billion, $1.4 billion and $1.2 billion, respectively. The increase in 2012 compared to 2011 is primarily due to higher capital expenditures. The increase in 2011 compared to 2010 is primarily due to an increase of $102 million in purchases of property, plant and equipment as a result of capital investments to enhance our residential and commercial products and services capabilities and $88 million related to our purchase of cable systems.

Financing Activities. Net cash used in financing activities was $134 million, $373 million and $1.5 billion for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in cash used during the year ended December 31, 2012 as compared to the corresponding period in 2011, was primarily the result of decreases in purchases of treasury stock offset by a decrease in the amount by which borrowings of long-term debt offset repayments of long-term debt. The decrease in cash used during the year ended December 31, 2011 as compared to the corresponding period in 2010, was primarily the result of increased borrowings of long-term debt, offset by increased repayments of long-term debt and purchases of treasury stock.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.7 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2012, 2011 and 2010, respectively.  The increase related to higher residential and commercial customer growth as well as higher set-top box placement in existing homes, investments in plant to improve service reliability, and expenditures for fleet replacement and real estate related to our organizational realignment. See the table below for more details.

During 2013, we currently expect capital expenditures to be approximately $1.7 billion, excluding the impact of acquisitions. We anticipate 2013 capital expenditures to be driven by the deployment of additional set-top boxes in new and existing customer homes, growth in our commercial business, and further spend related to plant reliability, back-office support and our organizational realignment. The actual amount of our capital expenditures will depend on a number of factors including the growth rates of both our residential and commercial businesses, and the pace at which we progress to all-digital transmission.

Our capital expenditures are funded primarily from free cash flow and borrowings on our credit facility. In addition, our liabilities related to capital expenditures increased by $13 million, $57 million and $8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2012, 2011 and 2010. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Year ended December 31,
	2012	2011	2010

Customer premise equipment (a)	$803	$585	$601
Scalable infrastructure (b)	412	347	314
Line extensions (c)	167	117	90
Upgrade/rebuild (d)	197	130	130
Support capital (e)	166	132	74

Total capital expenditures (f)	$1,745	$1,311	$1,209

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

(f)
Total capital expenditures includes $269 million, $195 million and $138 million of capital expenditures related to commercial services for the years ended December 31, 2012, 2011 and 2010, respectively.

Certain prior period amounts have been reclassified to conform with the 2012 presentation.

Description of Our Outstanding Debt

Overview

As of December 31, 2012 and 2011, the blended weighted average interest rate on our debt was 6.0% and 7.1%, respectively. The interest rate on approximately 87% and 82% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of December 31, 2012 and 2011, respectively. The fair value of our high-yield notes was $9.9 billion and $9.2 billion at December 31, 2012 and 2011, respectively. The fair value of our credit facilities was $3.7 billion and $4.2 billion at December 31, 2012 and 2011, respectively. The fair value of our high-yield notes and credit facilities were based on quoted market prices.

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

Charter Operating Credit Facilities

The Charter Operating credit facilities have an outstanding principal amount of $3.3 billion at December 31, 2012 as follows:

•
A term A loan with a remaining principal amount of $750 million, which is repayable in equal quarterly installments and aggregating $38 million in 2013 and 2014 and $75 million in 2015 and 2016, with the remaining balance due at final maturity on May 15, 2017;

•
A term C loan with a remaining principal amount of approximately $1.5 billion, which is repayable in equal quarterly installments and aggregating $16 million in each loan year, with the remaining balance due at final maturity on September 6, 2016;

•
A term D loan with a remaining principal amount of approximately $744 million, which is repayable in equal quarterly installments and aggregating $8 million in each loan year, with the remaining balance due at final maturity on May 15, 2019;

•	A non-revolving loan with a remaining principal amount of approximately $199 million repayable in full on March 6, 2013; and

•	A revolving loan with an outstanding principal amount of approximately $123 million, allowing for borrowings of up to $1.15 billion, maturing on April 11, 2017.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR, as defined, plus a margin. The applicable LIBOR margin for the term A loan is currently 2.25%, and for the non-revolving loan is currently 1.75%. The applicable margin for the term C loan is currently 3.25% in the case of LIBOR loans. The term D loan bears interest at LIBOR plus 3.0%, with a LIBOR floor of 1.0%. Charter Operating pays interest equal to LIBOR plus 2.25% on amounts borrowed under the revolving credit facility and pays a revolving commitment fee of .5% per annum on the daily average available amount of the revolving commitment, payable quarterly.

The Charter Operating credit facilities also allow us to enter into incremental term loans in the future with an aggregate, together with all other then outstanding first lien indebtedness, including any first lien notes, of no more than $7.5 billion (less any principal payments of term loan indebtedness and first lien notes as a result of any sale of assets), with amortization as set forth in the notices establishing such term loans, but with no amortization greater than 1% per year prior to the final maturity of the existing term loans. Although the Charter Operating credit facilities allow for the incurrence of a certain amount of incremental term loans, no assurance can be given that we could obtain additional incremental term loans in the future if Charter Operating sought to do so or what amount of incremental term loans would be allowable at any given time under the terms of the Charter Operating credit facilities.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and subsidiaries of Charter Operating. The Obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

Credit Facilities — Restrictive Covenants

CCO Holdings Credit Facility

The CCO Holdings credit facility contains covenants that are substantially similar to the restrictive covenants for the CCO Holdings notes except that the leverage ratio is 5.50 to 1.0. See “—Summary of Restricted Covenants of Our Notes.” The CCO Holdings credit facility contains provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business. The CCO Holdings credit facility permits CCO Holdings and its subsidiaries to make distributions to pay interest on the CCO Holdings notes and the Charter Operating credit facilities provided that, among other things, no default has occurred and is continuing under the CCO Holdings credit facility.

Charter Operating Credit Facilities

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage to be tested as of the end of each quarter. The Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business. Additionally, the Charter Operating credit facilities provisions contain an allowance for restricted payments so long as the consolidated leverage ratio is no greater than 3.5 after giving pro forma effect to such restricted payment. The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the currently outstanding subordinated and parent company indebtedness, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities.

The events of default under the Charter Operating credit facilities include, among other things:

•	the failure to make payments when due or within the applicable grace period;

•	the failure to comply with specified covenants;

•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in aggregate principal amounts in excess of $100 million; and

•
similar to provisions contained in the CCO Holdings notes and credit facility, the consummation of any change of control transaction resulting in any person or group having power, directly or indirectly, to vote more than 50% of the ordinary voting power for the management of Charter Operating on a fully diluted basis and the occurrence of a ratings event including a downgrade in the corporate family rating during a ratings decline period.

CCO Holdings Notes

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. Such notes are guaranteed by Charter. They rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. They are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating credit facilities.

Redemption Provisions of Our Notes

The various notes issued by our subsidiaries included in the table may be redeemed in accordance with the following table or are not redeemable until maturity as indicated:

Note Series	Redemption Dates	Percentage of Principal

7.25% senior notes due 2017	October 30, 2013 – October 29, 2014	105.438%
	October 30, 2014 – October 29, 2015	103.625%
	October 30, 2015 – October 29, 2016	101.813%
	Thereafter	100.000%
7.875% senior notes due 2018	April 30, 2013 – April 29, 2014	105.906%
	April 30, 2014 – April 29, 2015	103.938%
	April 30, 2015 – April 29, 2016	101.969%
	Thereafter	100.000%
7.00% senior notes due 2019	January 15, 2014 – January 14, 2015	105.250%
	January 15, 2015 – January 14, 2016	103.500%
	January 15, 2016 – January 14, 2017	101.750%
	Thereafter	100.000%
8.125% senior notes due 2020	April 30, 2015 – April 29, 2016	104.063%
	April 30, 2016 – April 29, 2017	102.708%
	April 30, 2017 – April 29, 2018	101.354%
	Thereafter	100.000%
7.375% senior notes due 2020	December 1, 2015 – November 30, 2016	103.688%
	December 1, 2016 – November 30, 2017	101.844%
	Thereafter	100.000%
6.50% senior notes due 2021	April 30, 2015 – April 29, 2016	104.875%
	April 30, 2016 – April 29, 2017	103.250%
	April 30, 2017 – April 29, 2018	101.625%
	Thereafter	100.000%
6.625% senior notes due 2022	January 31, 2017 – January 30, 2018	103.313%
	January 31, 2018 – January 30, 2019	102.208%
	January 31, 2019 – January 30, 2020	101.104%
	Thereafter	100.000%
5.25% senior notes due 2022	September 30, 2017 – September 29, 2018	102.625%
	September 30, 2018 – September 29, 2019	101.750%
	September 30, 2019 – September 29, 2020	100.875%
	Thereafter	100.000%
5.125% senior notes due 2023	February 15, 2018 – February 14, 2019	102.563%
	February 15, 2019 – February 14, 2020	101.708%
	February 15, 2020 – February 14, 2021	100.854%
	Thereafter	100.000%

In the event that a specified change of control event occurs, each of the respective issuers of the notes must offer to repurchase any then outstanding notes at 101% of their principal amount or accrued value, as applicable, plus accrued and unpaid interest, if any.

Summary of Restrictive Covenants of Our Notes

The following description is a summary of certain restrictions of our Debt Agreements.  The summary does not restate the terms of the Debt Agreements in their entirety, nor does it describe all restrictions of the Debt Agreements.  The agreements and instruments governing each of the notes issued are complicated and you should consult such agreements and instruments for more detailed information regarding the notes issued.

The notes issued by CCO Holdings (the “note issuer”) were issued pursuant to indentures that contain covenants that restrict the ability of the note issuer and its subsidiaries to, among other things:

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

Restrictions on Additional Debt

The limitations on incurrence of debt and issuance of preferred stock contained in various indentures permit the note issuer and its restricted subsidiaries to incur additional debt or issue preferred stock, so long as, after giving pro forma effect to the incurrence, the leverage ratio would be below a specified level for the note issuer. The leverage ratios under our notes for CCO Holdings is 6.0 to 1.

In addition, regardless of whether the leverage ratio could be met, so long as no default exists or would result from the incurrence or issuance, the note issuer and its restricted subsidiaries are permitted to issue among other permitted indebtedness:

•	up to $1.5 billion of debt under credit facilities not otherwise allocated

•	up to the greater of $300 million and 5% of consolidated net tangible assets to finance the purchase or capital lease of new assets;

•	up to the greater of $300 million and 5% of consolidated net tangible assets of additional debt for any purpose; and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt, and interest rate swaps to provide protection against fluctuation in interest rates.

Indebtedness under a single facility or agreement may be incurred in part under one of the categories listed above and in part under another, and generally may also later be reclassified into another category including as debt incurred under the leverage ratio. Accordingly, indebtedness under our credit facilities may be incurred under a combination of the categories of permitted indebtedness listed above. The restricted subsidiaries of the note issuer are generally not permitted to issue subordinated debt securities.

Restrictions on Distributions

Generally, under the various indentures, CCO Holdings and its respective restricted subsidiaries are permitted to pay dividends on or repurchase equity interests, or make other specified restricted payments, only if it can incur $1.00 of new debt under the 6.0 to 1.0 leverage ratio test after giving effect to the transaction and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments may be made in a total amount of up to the sum of 100% of CCO Holdings’ Consolidated EBITDA, as defined, minus 1.3 times its Consolidated Interest Expense, as defined, cumulatively from April 1, 2010, plus 100% of new cash and appraised non-cash equity proceeds received by CCO Holdings and not allocated to certain investments, cumulatively from the issue date, plus $2 billion.

In addition, CCO Holdings may make distributions or restricted payments, so long as no default exists or would be caused by transactions among other distributions or restricted payments:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year;

•	to pay pass-through tax liabilities in respect of ownership of equity interests in the applicable issuer or its restricted subsidiaries; or

•
to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

Restrictions on Investments

CCO Holdings and its respective restricted subsidiaries may not make investments except (i) permitted investments or (ii) if, after giving effect to the transaction, their leverage would be above the applicable leverage ratio.

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

Restrictions on Liens

The restrictions on liens for CCO Holdings only applies to liens on assets of the issuer itself and does not restrict liens on assets of subsidiaries. Permitted liens include liens securing indebtedness and other obligations under credit facilities, liens securing the purchase price of financed new assets, liens securing indebtedness of up to the greater of $50 million and 1.0% of consolidated net tangible assets and other specified liens.

Restrictions on the Sale of Assets; Mergers

CCO Holdings is generally not permitted to sell all or substantially all of its assets or merge with or into other companies unless its leverage ratio after any such transaction would be no greater than its leverage ratio immediately prior to the transaction, or unless after giving effect to the transaction, leverage would be below 6.0 to 1.0, no default exists, and the surviving entity is a U.S. entity that assumes the applicable notes.

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

Restrictions on Sale and Leaseback Transactions

The note issuer and its restricted subsidiaries may generally not engage in sale and leaseback transactions unless, at the time of the transaction, the note issuer could have incurred secured indebtedness under its leverage ratio test in an amount equal to the present value of the net rental payments to be made under the lease, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

Prohibitions on Restricting Dividends

The note issuer's restricted subsidiaries may generally not enter into arrangements involving restrictions on their ability to make dividends or distributions or transfer assets to the note issuer unless those restrictions with respect to financing arrangements are on terms that are no more restrictive than those governing the credit facilities existing when they entered into the applicable indentures or are not materially more restrictive than customary terms in comparable financings and will not materially impair the note issuer's ability to make payments on the notes.

Affiliate Transactions

The indentures also restrict the ability of CCO Holdings and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $25 million without a determination by the board of directors that the transaction complies with this covenant, or transactions with affiliates involving over $100 million without receiving an opinion as to the fairness to the holders of such transaction from a financial point of view issued by an accounting, appraisal or investment banking firm of national standing.

Cross Acceleration

The indentures of CCO Holdings include various events of default, including cross acceleration provisions. Under these provisions, a failure by the note issuer or any of its restricted subsidiaries to pay at the final maturity thereof the principal amount of other indebtedness having a principal amount of $100 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the indenture governing the applicable notes. As a result, an event of default related to the failure to repay principal at maturity or the acceleration of the indebtedness under the CCO Holdings notes, CCO Holdings credit facility or the Charter Operating credit facilities could cause cross-defaults under all of CCO Holdings' indentures.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We adopted ASU 2012-02 with our 2012 annual impairment testing. The adoption of ASU 2012-02 did not have a material impact on our consolidated financial statements.

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

As of December 31, 2012 and 2011, the accreted value of our debt was approximately $12.8 billion and $12.9 billion, respectively.  As of December 31, 2012 and 2011, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 4.2% and 4.3%, respectively, and the weighted average interest rate on the high-yield notes was approximately 6.7% and 8.5%, respectively, resulting in a blended weighted average interest rate of 6.0% and 7.1%, respectively.  The interest rate on approximately 87% and 82% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of December 31, 2012 and 2011, respectively.

We do not hold or issue derivative instruments for speculative trading purposes. We have interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations. We formally document, designate and assess the effectiveness of transactions that receive hedge accounting. For each of the years ended December 31, 2012, 2011 and 2010, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

Changes in the fair value of interest rate agreements that are designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that meet effectiveness criteria are reported in other comprehensive loss. For the years ended December 31, 2012, 2011 and 2010, losses of $10 million, $8 million and $57 million, respectively, related to derivative instruments designated as cash flow hedges, were recorded in other comprehensive loss. The amounts are subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affects earnings (losses).

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2012 (dollars in millions):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at December 31, 2012
Debt:
Fixed Rate	$—	$—	$—	$—	$1,000	$8,250	$9,250	$9,933
Average Interest Rate	—%	—%	—%	—%	7.25%	6.61%	6.68%

Variable Rate	$260	$411	$98	$1,556	$655	$707	$3,687	$3,695
Average Interest Rate	2.30%	3.00%	3.23%	4.44%	4.07%	5.76%	4.28%

Interest Rate Instruments:
Variable to Fixed Rate	$900	$800	$300	$250	$850	$—	$3,100	$75
Average Pay Rate	5.21%	5.65%	5.99%	4.89%	4.84%	—%	5.27%
Average Receive Rate	3.57%	3.69%	3.87%	4.69%	5.26%	—%	4.18%

At December 31, 2012, we had $3.1 billion in notional amounts of interest rate swaps outstanding. This includes $1.1 billion in delayed start interest rate swaps that become effective in March 2013 through March 2015.  In any future quarter in which a portion of these delayed start hedges first becomes effective, an equal or greater notional amount of the currently effective swaps are scheduled to mature.  Therefore, the $2.0 billion notional amount of currently effective interest rate swaps will gradually step down over time as current swaps mature and an equal or lesser amount of delayed start swaps become effective.

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at December 31, 2012 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on management’s assessment utilizing these criteria we believe that, as of December 31, 2012, our internal control over financial reporting was effective.

Our independent auditors, KPMG LLP, have audited our internal control over financial reporting as stated in their report on page F-2.

Item 9B. Other Information.

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
On February 12, 2013, certain investment funds affiliated with Apollo Global Management, LLC (“Apollo”) beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. Funds affiliated with Apollo beneficially own approximately 24% of the Class A common stock of Charter and two of Charter's directors are employed by Apollo. As a result, we are providing this disclosure pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended. The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained disclosure regarding the exit of LyondellBasell and its consolidated subsidiaries from business arrangements in Iran. According to the disclosure, certain non-U.S. subsidiaries of LyondellBasell's predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, LyondellBasell made the decision to suspend the pursuit of any new business dealings in Iran and, in 2010, made the further decision to terminate all business by LyondellBasell and its direct and indirect subsidiaries with the government, entities and individuals in Iran. Two transactions occurred under settlement agreements between LyondellBasell and the counterparties in Iran in early 2012. In January 2012, one of LyondellBasell's non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran. LyondellBasell's shipment of the catalyst was in February 2012 as part of the agreement related to its termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately €4.2 million and profit attributable to it was approximately €2.4 million.

In January and February of 2012, one of LyondellBasell's non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was LyondellBasell's final act with respect to the termination and cessation of all business under agreements with the counterparties. Charter had no involvement in any of the foregoing transactions and obtained the foregoing information solely from the publicly available information of LyondellBasell as Charter has no involvement in the business of LyondellBasell.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in Charter’s 2013 Proxy Statement (the “Proxy Statement”) under the headings “Election of Class A Directors,” “Section 16(a) Beneficial Ownership Reporting Requirements,” and “Code of Ethics,” or in amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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
Date: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas M. Rutledge Thomas M. Rutledge	President, Chief Executive Officer, Director (Principal Executive Officer)	February 22, 2013

/s/ Christopher L. Winfrey Christopher L. Winfrey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2013

/s/ Kevin D. Howard Kevin D. Howard	Senior Vice President – Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2013

/s/ W. Lance Conn W. Lance Conn	Director	February 22, 2013

/s/ Darren Glatt Darren Glatt	Director	February 22, 2013

/s/ Craig A. Jacobson Craig A. Jacobson	Director	February 22, 2013

/s/ Bruce A. Karsh Bruce A. Karsh	Director	February 22, 2013

/s/ Edgar Lee Edgar Lee	Director	February 22, 2013

/s/ John D. Markley, Jr. John D. Markley, Jr.	Director	February 22, 2013

/s/ Jeffrey A. Marcus Jeffrey A. Marcus	Director	February 22, 2013

/s/ David C. Merritt David C. Merritt	Director	February 22, 2013

/s/ Stan Parker Stan Parker	Director	February 22, 2013

/s/ Eric L. Zinterhofer Eric L. Zinterhofer	Director	February 22, 2013

S-1

Exhibit Index

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit	Description
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

10.2
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

10.3
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

10.4
Indenture dated as of May 10, 2011, by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Charter Communications, Inc. filed on May 13, 2011 (File No. 001-33664)).

10.5
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

10.7
Third Supplemental Indenture dated as of January 26, 2012 by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Charter Communications, Inc. filed on February 1, 2012 (File No. 001-33664))

10.8
Fourth Supplemental Indenture dated August 22, 2012 relating to the 5.25% Senior Notes due 2022 by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 6, 2012 (File No. 001-33664)).

10.9*
Fifth Supplemental Indenture dated December 17, 2012 relating to the 5.125% Senior Notes due 2023 by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

10.10(a)
Credit Agreement, dated as of March 6, 2007, among CCO Holdings, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on March 12, 2007 (File No. 000-27927)).

10.10(b)
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

10.10(c)
Pledge Agreement made by CCO Holdings, LLC in favor of Bank of America, N.A., as Collateral Agent, dated as of March 6, 2007 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on March 12, 2007 (File No. 000-27927)).

10.11(a)
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

10.11(b)
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

10.11(c)
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

10.11(d)
Incremental Activation Notice, dated as of April 11, 2012 delivered by Charter Communications Operating, LLC, CCO Holdings LLC, the Subsidiary Guarantors Party thereto and each Term A Lender party thereto to Bank of America, N.A. as administrative agent under the credit agreement, dated as of March 18, 1999 as amended and restated as of March 31, 2010 and as further amended and restated as of April 11, 2012 (incorporated by reference to Exhibit 1.01 to the current report on Form 8-K filed by Charter Communications, Inc. on April 17, 2012 (File No. 001-33664)).

10.12(a)
Registration Rights Agreement, dated as of November 30, 2009, by and among Charter Communications, Inc. and certain investors listed therein (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.12(b)
Amendment No. 1 to the Registration Rights Agreement dated November 30, 2009, by and among Charter Communications, Inc. and certain Investors listed therein (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 6, 2012 (File No. 001-33664)).

10.13(a)
Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.13(b)
First Amendment to the Amended and Restated Management Agreement, dated as of July 20, 2010, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 4, 2010 (File No. 001-33664)).

10.14(a)
Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.14(b)
First Amendment to the Second Amended and Restated Mutual Services Agreement, dated as of July 20, 2010, between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 4, 2010 (File No. 001-33664)).

10.15+
Charter Communications, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Charter Communications, Inc. filed on May 8, 2012 (File No. 001-33664)).

10.16+
Charter Communications, Inc. Executive Incentive Performance Plan (incorporated by reference to Exhibit 10.21 to the annual report on Form 10-K filed by Charter Communications, Inc. on February 27, 2012 (File No. 001-33664)).

10.17+
Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 21, 2009 (File No. 001-33664)).

10.18+
Charter Communications, Inc.'s Amended and Restated Supplemental Deferred Compensation Plan, dated as of September 1, 2011(incorporated by reference to the current report on Form 8-K filed by Charter Communications, Inc. on September 2, 2011 (File No. 001-33664)).

10.19+
Form of Non-Qualified Time Vesting Stock Option Agreement dated April 26, 2011(incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011 (File No. 001-33664)).

10.20+
Form of Non-Qualified Price Vesting Stock Option Agreement dated April 26, 2011(incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011 (File No. 001-33664)).

10.21+
Form of Restricted Stock Unit Agreement dated April 26, 2011(incorporated by reference to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 2, 2011 (File No. 001-33664)).

10.22+
Employment Agreement between Thomas Rutledge and Charter Communications, Inc., dated as of December 19, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 19, 2011 (File No. 001-33664)).

10.23(a)+
Amended and Restated Employment Agreement between Michael J. Lovett and Charter Communications, Inc., dated effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on April 13, 2010 (File No. 001-33664)).

10.23(b)+
Transition Agreement, dated as of October 11, 2011, between Charter Communications, Inc. and Michael J. Lovett (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on October 11, 2011 (File No. 001-33664)).

10.24(a)+*	Amended and Restated Employment Agreement between Christopher L. Winfrey and Charter Communications, Inc., dated effective as of August 31, 2012.
10.24(b)+
The New York Relocation Agreement and Release entered into by and between Charter Communications, Inc. and Christopher Winfrey dated as of October 23, 2012 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Charter Communications, Inc. filed on November 6, 2012 (File No. 001-33664)).

10.25(a)+
Employment Agreement dated as of April 30, 2012, by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.25(b)+
Time-Vesting Stock Option Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.25(c)+
Performance-Vesting Restricted Stock Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664))

10.25(d)+
Performance-Vesting Stock Option Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664))

10.25(e)+
Time-Vesting Restricted Stock Agreement dated as of April 30, 2012 by and between Charter Communications, Inc. and John Bickham (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed by Charter Communications, Inc. on May 1, 2012 (File No. 001-33664)).

10.26+*	Employment Agreement dated as of September 17, 2012 by and between Charter Communications, Inc. and Kathleen Mayo.
10.27+*	Employment Agreement dated as of October 15, 2012 by and between Charter Communications, Inc. and James Blackley.
10.28	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on February 12, 2010 (File No. 001-33664)).
12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of Charter Communications, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial information from the Annual Report of Charter Communications, Inc. on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Shareholder Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

_____________

*	Filed herewith.
+    Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Charter Communications, Inc.:
We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

St. Louis, Missouri
February 21, 2013

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7	$2
Restricted cash and cash equivalents	27	27
Accounts receivable, less allowance for doubtful accounts of
$14 and $16, respectively	234	268
Prepaid expenses and other current assets	65	60
Total current assets	333	357

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $3,563 and $2,364, respectively	7,206	6,897
Franchises	5,287	5,288
Customer relationships, net	1,424	1,704
Goodwill	953	954
Total investment in cable properties, net	14,870	14,843

OTHER NONCURRENT ASSETS	396	401

Total assets	$15,599	$15,601

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,224	$1,157
Total current liabilities	1,224	1,157

LONG-TERM DEBT	12,808	12,856
DEFERRED INCOME TAXES	1,122	847
OTHER LONG-TERM LIABILITIES	296	332

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
101,176,247 and 100,570,418 shares issued and outstanding, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	1,616	1,556
Accumulated deficit	(1,392)	(1,082)
Accumulated other comprehensive loss	(75)	(65)
Total shareholders’ equity	149	409

Total liabilities and shareholders’ equity	$15,599	$15,601

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)

	Year Ended December 31,
	2012	2011	2010

REVENUES	$7,504	$7,204	$7,059

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	4,860	4,564	4,486
Depreciation and amortization	1,713	1,592	1,524
Other operating expenses, net	15	7	25

	6,588	6,163	6,035

Income from operations	916	1,041	1,024

OTHER EXPENSES:
Interest expense, net	(907)	(963)	(877)
Loss on extinguishment of debt	(55)	(143)	(85)
Other expense, net	(1)	(5)	(4)

	(963)	(1,111)	(966)

Income (loss) before income taxes	(47)	(70)	58

Income tax expense	(257)	(299)	(295)

Net loss	$(304)	$(369)	$(237)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(3.05)	$(3.39)	$(2.09)

Weighted average common shares outstanding, basic and diluted	99,657,989	108,948,554	113,138,461

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in millions)

	Year Ended December 31,
	2012	2011	2010

Net loss	$(304)	$(369)	$(237)
Changes in fair value of interest rate swap agreements, net of tax	(10)	(8)	(57)

Comprehensive loss	$(314)	$(377)	$(294)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in millions)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Equity (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

BALANCE, December 31, 2009	$—	$—	$1,914	$2	$—	$—	$1,916
Net loss	—	—	—	(237)	—	—	(237)
Charter Investment Inc.’s exchange of Charter Holdco interest (see Note 16)	—	—	(166)	—	—	—	(166)
Changes in fair value of interest rate swap agreements	—	—	—	—	—	(57)	(57)
Stock compensation expense, net	—	—	28	—	—	—	28
Purchase of treasury stock	—	—	—	—	(6)	—	(6)

BALANCE, December 31, 2010	—	—	1,776	(235)	(6)	(57)	1,478
Net loss	—	—	—	(369)	—	—	(369)
Changes in fair value of interest rate swap agreements	—	—	—	—	—	(8)	(8)
Stock compensation expense, net	—	—	41	—	—	—	41
Purchase of treasury stock	—	—	—	—	(733)	—	(733)
Retirement of treasury stock	—	—	(261)	(478)	739	—	—

BALANCE, December 31, 2011	—	—	1,556	(1,082)	—	(65)	409
Net loss	—	—	—	(304)	—	—	(304)
Changes in fair value of interest rate swap agreements	—	—	—	—	—	(10)	(10)
Stock compensation expense, net	—	—	65	—	—	—	65
Purchase of treasury stock	—	—	—	—	(11)	—	(11)
Retirement of treasury stock	—	—	(5)	(6)	11	—	—

BALANCE, December 31, 2012	$—	$—	$1,616	$(1,392)	$—	$(75)	$149

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(304)	$(369)	$(237)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,713	1,592	1,524
Noncash interest expense	45	34	74
Loss on extinguishment of debt	55	143	81
Deferred income taxes	250	290	287
Other, net	45	33	34
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	34	(24)	1
Prepaid expenses and other assets	(8)	1	22
Accounts payable, accrued liabilities and other	46	37	142
Net cash flows from operating activities	1,876	1,737	1,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,745)	(1,311)	(1,209)
Change in accrued expenses related to capital expenditures	13	57	8
Sales (purchases) of cable systems, net	19	(88)	—
Other, net	(24)	(24)	31
Net cash flows from investing activities	(1,737)	(1,366)	(1,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	5,830	5,489	3,115
Repayments of long-term debt	(5,901)	(5,072)	(4,352)
Repayment of preferred stock	—	—	(138)
Payments for debt issuance costs	(53)	(62)	(76)
Purchase of treasury stock	(11)	(733)	(6)
Other, net	1	5	(6)
Net cash flows from financing activities	(134)	(373)	(1,463)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5	(2)	(705)
CASH AND CASH EQUIVALENTS, beginning of period	2	4	709
CASH AND CASH EQUIVALENTS, end of period	$7	$2	$4

CASH PAID FOR INTEREST	$904	$899	$735

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
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

The Company is a cable operator providing services in the United States. The Company offers to residential and commercial customers traditional cable video programming, Internet services, and telephone services, as well as advanced video services such as Charter OnDemand™, high definition television, and digital video recorder (“DVR”) service. The Company sells its cable video programming, Internet, telephone, and advanced video services primarily on a subscription basis. The Company also sells local advertising on cable networks and on the Internet and provides fiber connectivity to cellular towers.

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

2.    Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Charter and its wholly owned subsidiaries. The Company consolidates variable interest entities based upon evaluation of the Company’s power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance; its obligation to absorb the expected losses of the entity; and its right to receive the expected residual returns of the entity. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value. Cash and cash equivalents consist primarily of money market funds and commercial paper. Restricted cash and cash equivalents consist of amounts held in escrow accounts pending final resolution from the Bankruptcy Court (see Note 18).

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the cable system level and not on a specific asset basis. For assets that are sold or retired, the estimated historical cost and related accumulated depreciation is removed. Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced video services are capitalized. Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs. Indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

consist of compensation and other costs associated with these support functions. Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction, vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

service. Right-of-entry costs are generally deferred and amortized to amortization expense over the term of the agreement. Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowings.

Valuation of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets to be held and used when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life assets, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairments of long-lived assets to be held and used were recorded in 2012, 2011 and 2010.

Derivative Financial Instruments

Gains or losses related to derivative financial instruments which qualify as hedging activities are recorded in accumulated other comprehensive loss. For all other derivative instruments, if any, the related gains or losses are recorded in the statements of operations. The Company uses interest rate swap agreements to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates. The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts. The Company does not hold or issue any derivative financial instruments for trading purposes.

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

Fees imposed on Charter by various governmental authorities are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. Fees of $389 million, $388 million and $379 million for the years ended December 31, 2012, 2011 and 2010, respectively, are reported in video, telephone and commercial revenues, on a gross basis with a corresponding operating expense because the Company is acting as a principal. Other taxes, such as sales taxes imposed on the Company's customers collected and remitted to state and local authorities are recorded on a net basis because the Company is acting as an agent in such situation.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2012	2011	2010

Video	$3,639	$3,639	$3,729
Internet	1,866	1,708	1,609
Telephone	828	858	823
Commercial	658	544	451
Advertising sales	334	292	291
Other	179	163	156

	$7,504	$7,204	$7,059

Programming Costs

The Company has various contracts to obtain basic, digital and premium video programming from programming vendors whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Certain programming contracts contain incentives to be paid by the programmers. The Company receives these payments and recognizes the incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. This offset to programming expense was $6 million, $7 million and $17 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2011, the deferred amount of such economic consideration, included in other long-term liabilities, was $6 million. Programming costs included in the accompanying statements of operations were $2.0 billion, $1.9 billion and $1.8 billion for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred. Such advertising expense was $325 million, $285 million and $267 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Stock-Based Compensation

Restricted stock, restricted stock units, stock options and performance units and shares are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period. The Company recorded $50 million, $36 million and $26 million of stock compensation expense which is included in operating costs and expenses and other operating expenses, net for the years ended December 31, 2012, 2011 and 2010, respectively.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model and Monte Carlo simulations for options and restricted stock units with market conditions. The grant date weighted average assumptions used

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

during the years ended December 31, 2012, 2011 and 2010, respectively, were: risk-free interest rate of 1.5%, 2.5% and 2.5%; expected volatility of 38.4%, 38.4% and 47.7%, and expected lives of 6.3 years, 6.6 years and 6.3 years. The grant date weighted average cost of equity used was 16.2% and 15.5% during the years ended December 31, 2012 and 2011, respectively. Volatility assumptions were based on historical volatility of Charter and a peer group. The Company’s volatility assumptions represent management’s best estimate and were partially based on historical volatility of a peer group because management does not believe Charter’s pre-emergence from bankruptcy historical volatility to be representative of its future volatility. Expected lives were calculated based on the simplified-method due to insufficient historical exercise data.  The valuations assume no dividends are paid.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing loss carryforwards. The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 16).

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding during the respective periods. Diluted loss per common share equals basic loss per common share for the periods presented, as the effect of stock options and other convertible securities are antidilutive because the Company incurred net losses.

Segments

The Company’s operations are conducted through the use of a unified network and are managed and reported to its Chief Executive Officer ("CEO"), the Company's chief operating decision maker, on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. Under this organizational and reporting structure, the Company has one reportable segment, broadband services.

3.    Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of period	$16	$17	$11
Charged to expense	105	117	133
Uncollected balances written off, net of recoveries	(107)	(118)	(127)

Balance, end of period	$14	$16	$17

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

4.    Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011

Cable distribution systems	$6,588	$5,916
Customer equipment and installations	3,292	2,592
Vehicles and equipment	195	136
Buildings and leasehold improvements	342	318
Furniture, fixtures and equipment	352	299

	10,769	9,261
Less: accumulated depreciation	(3,563)	(2,364)

	$7,206	$6,897

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $1.4 billion, $1.3 billion, and $1.2 billion, respectively. Property, plant and equipment increased $49 million as a result of cable system acquisitions during the year ended December 31, 2011.

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

Franchise assets are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. Franchise assets are aggregated into essentially inseparable units of accounting to conduct valuations. The units of accounting have historically represented geographical clustering of our cable systems into groups by which such systems were managed. In 2012, as a result of changes to the Company's organizational structure, the evolution of competition in the industry, and changes in the regulatory environment, the Company concluded that the highest and best use of its franchise assets is at the consolidated level and as such combined its units of accounting into one unit as of November 30, 2012. As required by the accounting guidance on testing indefinite-lived intangible assets for impairment, the Company tested its franchise assets first based on the prior units of accounting before testing the new unit of accounting. No impairment was identified based on the new or prior units of accounting.

During 2012, the Company early adopted Accounting Standards Update ("ASU") No. 2012-02, Testing Indefinite Lived Intangible Assets for Impairment. This new standard gives the Company the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite lived intangible asset has been impaired. If, after this qualitative assessment, the Company determines that it is not more likely than not that an indefinite lived intangible asset has been impaired, then no further quantitative testing is necessary. In completing the 2012 impairment testing of both the prior units of accounting and the new unit of accounting, the Company elected to perform this qualitative assessment. As such, the Company evaluated the impact of various factors to the expected future cash flows attributable to each of its units of accounting and to the assumed discount rate used to present value those cash flows. Such factors included macro-economic and industry conditions including the capital markets, regulatory, and competitive environment, and costs of

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

programming and customer premise equipment along with changes to our organizational structure and strategies. After consideration of these qualitative factors, the Company concluded that it is more likely than not that the fair value of the franchise assets in each unit of accounting exceeds the carrying value of such assets and therefore did not perform a quantitative analysis in 2012.

If we are required to perform a quantitative analysis to test the Company's franchise assets for impairment, the Company determines the estimated fair value of each unit of accounting utilizing an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified for each unit assuming a discount rate. This approach makes use of unobservable factors such as projected revenues, expenses, capital expenditures, and a discount rate applied to the estimated cash flows. The determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows.

The Company estimates discounted future cash flows using reasonable and appropriate assumptions including among others, penetration rates for video, high-speed Internet, and telephone; revenue growth rates; operating margins; and capital expenditures. The assumptions are derived based on the Company’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry. The estimates and assumptions made in the Company’s valuations are inherently subject to significant uncertainties, many of which are beyond its control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized. The quantitative franchise valuations completed for the years ended December 31, 2011 and 2010 showed franchise values in excess of book values and thus resulted in no impairment.

Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances. Accounting guidance also permits a qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further quantitative testing would be necessary. If the Company is required to perform the two-step test under the accounting guidance, the first step involves a comparison of the estimated fair value of each of our reporting units to its carrying amount. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the goodwill impairment is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed, and a comparison of the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment, if any. Reporting units, consistent with the units of accounting used for franchise impairment testing, were consolidated into one reporting unit as of November 30, 2012. Likewise the fair values of the reporting units, when performing the second step of the goodwill impairment test, are determined using a consistent income approach model as that used for franchise impairment testing. As with the Company's franchise impairment testing, the Company elected to perform a qualitative assessment for its goodwill impairment testing and concluded that none of its reporting units are impaired based on the new or prior reporting units. The Company’s 2011 and 2010 quantitative impairment analyses also did not result in any goodwill impairment charges.

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

The fair value of trademarks is determined using the relief-from-royalty method which applies a fair royalty rate to estimated revenue. Royalty rates are estimated based on a review of market royalty rates in the communications and entertainment industries. As the Company expects to continue to use each trademark indefinitely, trademarks have been assigned an indefinite life and are tested annually for impairment using either a qualitative analysis or quantitative analysis as elected by management. The qualitative analysis in 2012 did not identify any factors that would indicate that it was more likely than not that the fair value of trademarks were less than the carrying value and thus resulted in no impairment. The Company’s 2011 and 2010 quantitative impairment analyses did not result in any trademark impairment charges.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

As of December 31, 2012 and 2011, indefinite lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite lived intangible assets:
Franchises	$5,287	$—	$5,287	$5,288	$—	$5,288
Goodwill	953	—	953	954	—	954
Trademarks	158	—	158	158	—	158

	$6,398	$—	$6,398	$6,400	$—	$6,400

Finite-lived intangible assets:
Customer relationships	$2,368	$944	$1,424	$2,368	$664	$1,704
Other intangible assets	105	29	76	79	16	63
	$2,473	$973	$1,500	$2,447	$680	$1,767

Amortization expense related to customer relationships and other intangible assets for the years ended December 31, 2012, 2011 and 2010 was $293 million, $315 million and $337 million, respectively. Franchises and goodwill decreased by $1 million and $1 million, respectively, as a result of cable system divestitures completed during the year ended December 31, 2012. During the year ended December 31, 2011, franchises, customer relationships and goodwill increased by $31 million, $10 million and $3 million, respectively, as a result of cable system acquisitions.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

2013	$269
2014	242
2015	216
2016	189
2017	163
Thereafter	421

$1,500

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

6.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011

Accounts payable – trade	$107	$80
Accrued capital expenditures	156	143
Deferred revenue	81	73
Accrued expenses:
Interest	155	191
Programming costs	323	294
Franchise related fees	52	50
Compensation	145	123
Other	205	203

	$1,224	$1,157

7.    Long-Term Debt

Long-term debt consists of the following as of December 31, 2012 and 2011:

	December 31,
	2012		2011
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCH II, LLC:
13.500% senior notes due November 30, 2016	$—	$—	$1,480	$1,692
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	1,000	1,000	1,000	1,000
7.875% senior notes due April 30, 2018	900	900	900	900
7.000% senior notes due January 15, 2019	1,400	1,392	1,400	1,391
8.125% senior notes due April 30, 2020	700	700	700	700
7.375% senior notes due June 1, 2020	750	750	750	750
6.500% senior notes due April 30, 2021	1,500	1,500	1,500	1,500
6.625% senior notes due January 31, 2022	750	746	—	—
5.250% senior notes due September 30, 2022	1,250	1,238	—	—
5.125% senior notes due February 15, 2023	1,000	1,000	—	—
Credit facility due September 6, 2014	350	332	350	326
Charter Communications Operating, LLC:
8.000% senior second-lien notes due April 30, 2012	—	—	500	502
10.875% senior second-lien notes due September 15, 2014	—	—	312	331
Credit facilities	3,337	3,250	3,929	3,764
Long-Term Debt	$12,937	$12,808	$12,821	$12,856

The accreted values presented above represent the fair value as of the date the Company emerged from Bankruptcy (see Note 18) or the principal amount of the notes less the original issue discount at the time of sale, plus the accretion to the balance sheet date.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $960 million as of December 31, 2012, and as such, debt maturing in the next twelve months is classified as long-term.

CCH II Notes

In October 2012, the Company redeemed $678 million aggregate principal amount of the CCH II 13.500% senior notes due 2016 at 108.522% of the principal amount. In November 2012, the Company redeemed the remaining $468 million aggregate principal amount of CCH II 13.500% senior notes due 2016 at 106.75% of the principal amount. The transactions resulted in a gain on extinguishment of debt of approximately $52 million for the year ended December 31, 2012.

CCO Holdings Notes

In April 2010, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $900 million aggregate principal amount of 7.875% senior notes due 2018 and $700 million aggregate principal amount of 8.125% senior notes due 2020. The net proceeds were used to finance the tender offers and redemptions in which $800 million principal amount of CCO Holdings' outstanding 8.75% senior notes due 2013 and $770 million principal amount of Charter Operating’s outstanding 8.375% senior second lien notes due 2014 were repurchased.  The transactions resulted in a loss on extinguishment of debt of approximately $34 million for the year ended December 31, 2010.

In September 2010, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.0 billion aggregate principal amount of 7.250% senior notes due 2017. The proceeds were used in October to repay amounts outstanding under the Charter Operating credit facilities. The transaction resulted in a loss on extinguishment of debt of approximately $34 million for the year ended December 31, 2010.

In January 2011, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. closed on transactions in which they issued $1.4 billion aggregate principal amount of 7.000% senior notes due 2019. The net proceeds of the issuances were contributed by CCO Holdings to Charter Communications Operating, LLC ("Charter Operating") as a capital contribution and were used to repay indebtedness under the Charter Operating credit facilities. The Company recorded a loss on extinguishment of debt of approximately $67 million for the year ended December 31, 2011 related to these transactions.

In May 2011, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.5 billion aggregate principal amount of 6.500% senior notes due 2021. The net proceeds of the issuances were contributed by CCO Holdings to Charter Operating as a capital contribution and intercompany loan and were used to repay indebtedness under the Charter Operating credit facilities. The Company recorded a loss on extinguishment of debt of approximately $53 million for the year ended December 31, 2011 related to these transactions.

In December 2011, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $750 million aggregate principal amount of 7.375% senior notes due 2020 ("CCO Holdings 2020 Notes"). The net proceeds of the issuances were used, along with borrowings under the Charter Operating credit facilities, to finance the tender offers in which $407 million aggregate principal amount of Charter Operating's outstanding 8.000% senior second-lien notes due 2012, $234 million aggregate principal amount of Charter Operating's 10.875% senior second-lien notes due 2014 and $286 million aggregate principal amount of CCH II's 13.500% senior notes due 2016 were repurchased. These transactions resulted in a loss on extinguishment of debt for the year ended December 31, 2011 of approximately $19 million.

In January 2012, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $750 million principal amount of 6.625% senior notes due 2022. The notes were issued at a price of 99.5% of the aggregate principal amount. The net proceeds of the notes were used, along with a draw on the $500 million delayed draw portion of the Charter Operating Term Loan A facility, to repurchase $300 million aggregate principal amount of Charter Operating's outstanding 8.000% senior second-lien notes due 2012, $294 million aggregate principal amount of Charter Operating's 10.875% senior second-lien notes due 2014 and $334 million aggregate principal amount of CCH II's 13.500% senior notes due 2016, as well as to repay amounts outstanding under the Company's revolving credit facility. The tender offers closed in January and February 2012 and the Company recorded a loss on extinguishment of debt of approximately $15 million on this transaction for the year ended December 31, 2012.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

In August 2012, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.25 billion aggregate principal amount of 5.250% senior notes due 2022. The notes were issued at a price of 99.026% of the aggregate principal amount. The proceeds from the notes were used for general corporate purposes, including repaying amounts outstanding under the Company's revolving credit facility, and to fund the redemption of the CCH II 13.500% senior notes due 2016 during the fourth quarter of 2012.

In December 2012, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.0 billion aggregate principal amount of 5.125% senior notes due 2023. The proceeds from the notes were used for general corporate purposes, including repaying amounts outstanding under the Company's credit facilities. These transactions resulted in a loss on extinguishment of debt for the year ended December 31, 2012 of approximately $33 million.

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

Charter Operating Notes

In August 2011, Charter Operating repurchased, in private transactions, a total of $193 million principal amount of Charter Operating 8.000% senior second-lien notes due 2012 for approximately $199 million cash. The transactions resulted in a loss on extinguishment of debt of approximately $4 million for the year ended December 31, 2011.

In March 2012, Charter Operating redeemed the remaining $18 million of 10.875% senior notes due 2014 pursuant to a notice of redemption.

High-Yield Restrictive Covenants; Limitation on Indebtedness.

The indentures governing the CCO Holdings notes contain certain covenants that restrict the ability of CCO Holdings, CCO Holdings Capital Corp. and all of their restricted subsidiaries to:

•	incur additional debt;

•	pay dividends on equity or repurchase equity;

•	make investments;

•	sell all or substantially all of their assets or merge with or into other companies;

•	sell assets;

•	enter into sale-leasebacks;

•
in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to CCO Holdings, guarantee their parent companies debt, or issue specified equity interests;

•	engage in certain transactions with affiliates; and

•	grant liens.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

CCO Holdings Credit Facility

CCO Holdings' credit agreement consists of a $350 million term loan facility (the “CCO Holdings credit facility”). The facility matures in September 2014. Borrowings under the CCO Holdings credit facility bear interest at a variable interest rate based on either LIBOR (0.21% as of December 31, 2012) or a base rate plus, in either case, an applicable margin. The applicable margin for LIBOR term loans is 2.50% above LIBOR. If an event of default were to occur, CCO Holdings would not be able to elect LIBOR and would have to pay interest at the base rate plus the applicable margin. The CCO Holdings credit facility is secured by the equity interests of Charter Operating, and all proceeds thereof.

In April 2012, CCO Holdings entered into an amendment to its existing credit agreement dated March 6, 2007 which included, among other things, amendments to the Change of Control definition and certain other provisions and definitions related thereto. The Change of Control definition was amended to conform to the provision contained in Charter Operating's credit agreement as described below. Previously, the percentage of voting power necessary for a Change of Control had been 35%, and the definition of Change of Control did not include a Ratings Event.

Charter Operating Credit Facilities

In March 2010, Charter Operating entered into an amended and restated credit agreement. The refinancing resulted in a loss on extinguishment of debt of approximately $1 million for the year ended December 31, 2010.

In 2010, the Company prepaid $388 million principal amount of term B-1 and B-2 loans under the Charter Operating credit facilities resulting in a loss on extinguishment of debt of approximately $16 million for the year ended December 31, 2010.

In December 2011, the Company entered into a senior secured term loan A facility pursuant to the terms of the Charter Operating credit agreement providing for $750 million of term loans with a final maturity date of May 15, 2017 and no LIBOR floor. The term loan A facility had a delayed draw component: $250 million was funded on closing of the term loan A and the remaining $500 million was funded in March 2012. The proceeds were used along with proceeds of the CCO Holdings 2020 Notes to finance the repurchase of certain Charter Operating's 8.000% and 10.875% senior second-lien notes and certain of CCH II's 13.500% senior notes discussed above.

In April 2012, Charter Operating entered into a senior secured term loan D facility pursuant to the terms of the Charter Operating credit agreement providing for $750 million of term loans with a final maturity date of May 15, 2019. Pricing on the new term loan D was set at LIBOR plus 3% with a LIBOR floor of 1% , and issued at a price of 99.5% of the aggregate principal amount. The proceeds were used to refinance Charter Operating's existing term loan B-1 and term loan B-2, both due 2014, with the remaining amount used to pay down a portion of its existing term loan C due 2016. Charter Operating concurrently amended and restated its existing $1.3 billion revolving credit facility with a new $1.15 billion revolving credit facility due 2017 at the interest rate of LIBOR plus 2.25% and amended and restated its existing credit agreement dated March 31, 2010 (the “Existing Credit Agreement”). The amendments to the Existing Credit Agreement included, among other things, certain allowances under the negative covenants, including an allowance for restricted payments so long as the Consolidated Leverage Ratio as defined in the Charter Operating credit agreement is no greater than 3.5 after giving pro forma effect to such restricted payment, the calculation of certain financial covenants and changes to the related financial definitions, and the thresholds for certain events of default, including a modification of the Change of Control definition. The Change of Control definition was amended to conform to the provision contained in the CCO Holdings' indentures so that a Change of Control would now occur upon both the consummation of a transaction resulting in any person or group having the power to vote more than 50% of the ordinary voting power and a Ratings Event as defined in the Charter Operating credit agreement. The Change of Control definition previously contained the more than 50% threshold without the Ratings Event trigger. The Company recorded a loss on extinguishment of debt of approximately $59 million during the year ended December 31, 2012 related to these transactions.

The Charter Operating credit facilities have an outstanding principal amount of $3.3 billion at December 31, 2012 as follows:

•
A term A loan with a remaining principal amount of $750 million, which is repayable in equal quarterly installments and aggregating $38 million in 2013 and 2014 and $75 million in 2015 and 2016, with the remaining balance due at final maturity on May 15, 2017;

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

•
A term C loan with a remaining principal amount of approximately $1.5 billion, which is repayable in equal quarterly installments and aggregating $16 million in each loan year, with the remaining balance due at final maturity on September 6, 2016;

•
A term D loan with a remaining principal amount of approximately $744 million, which is repayable in equal quarterly installments and aggregating $8 million in each loan year, with the remaining balance due at final maturity on May 15, 2019;

•	A non-revolving loan with a remaining principal amount of approximately $199 million repayable in full on March 6, 2013; and

•	A revolving loan with an outstanding balance of $123 million at December 31, 2012 and allowing for borrowings of up to $1.15 billion, maturing on April 11, 2017.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR (0.22% as of December 31, 2012 and 0.30% as of December 31, 2011 (0.58% for term C as of December 31, 2011)), as defined, plus a margin. The applicable LIBOR margin for the term loan A loans is currently 2.25%, and for the non-revolving loan is currently 1.75%. The applicable margin for the term C loans is currently 3.25% in the case of LIBOR loans. The term D loan bears interest at LIBOR plus 3% with a LIBOR floor of 1%. Charter Operating pays interest equal to LIBOR plus 2.25% on amounts borrowed under the revolving credit facility and pays a revolving commitment fee of .5% per annum on the daily average available amount of the revolving commitment, payable quarterly.

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

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and subsidiaries of Charter Operating. The Obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

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

Charter Operating Credit Facilities

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage to be tested as of the end of each quarter. The Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business. Additionally, the Charter Operating credit facilities provisions contain an allowance for restricted payments so long as the consolidated leverage ratio is no greater than 3.5 after giving pro forma effect to such restricted payment. The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the currently outstanding

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

subordinated and parent company indebtedness, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities

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

•
the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in aggregate principal amounts in excess of $100 million; and

•
similar to provisions contained in the CCO Holdings notes and credit facility, the consummation of any change of control transaction resulting in any person or group having power, directly or indirectly, to vote more than 50% of the ordinary voting power for the management of Charter Operating on a fully diluted basis and the occurrence of a ratings event including a downgrade in the corporate family rating during a ratings decline period.

Limitations on Distributions

Distributions by the Company’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under the indentures and credit facilities discussed above, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of December 31, 2012, there was no default under any of these indentures or credit facilities. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by the Company’s subsidiaries may only be made if they have “surplus” as defined in the Delaware Limited Liability Company Act.

Liquidity and Future Principal Payments

The Company continues to have significant amounts of debt, and its business requires significant cash to fund principal and interest payments on its debt, capital expenditures and ongoing operations. As set forth below, the Company has significant future principal payments beginning in 2013 and beyond. The Company continues to monitor the capital markets, and it expects to undertake refinancing transactions and utilize free cash flow and cash on hand to further extend or reduce the maturities of its principal obligations. The timing and terms of any refinancing transactions will be subject to market conditions.

Based upon outstanding indebtedness as of December 31, 2012, the amortization of term loans, and the maturity dates for all senior and subordinated notes, total future principal payments on the total borrowings under all debt agreements as of December 31, 2012, are as follows:

Year	Amount

2013	$260
2014	411
2015	98
2016	1,556
2017	1,655
Thereafter	8,957

$12,937

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

8.    Preferred Stock

On November 30, 2009, Charter issued approximately 5.5 million shares of 15% Pay-In-Kind Preferred Stock having an aggregate liquidation preference of $138 million to holders of Charter convertible notes (the “Preferred Stock”). Pursuant to the terms of the Preferred Stock, the Company was required to pay a dividend at an annual rate equal to 15% on the liquidation preference of the Preferred Stock. The liquidation preference of the Preferred Stock was $25 per share. On April 16, 2010, Charter redeemed all of the shares of the Preferred Stock for a redemption payment of $25.948 per share or a total redemption payment for all shares of approximately $143 million. The Preferred Stock was recorded at fair value with gains or losses recorded in other income (expense), net.

9.    Treasury Stock

On March 22, 2011, the Company purchased, in a private transaction, 4.5 million shares of Charter’s Class A common stock from funds advised by Franklin Advisers, Inc.  The price paid was $46.10 per share for a total of $207 million.  The transaction was funded from existing cash on hand and available liquidity.

Under a repurchase program authorized by Charter’s board of directors in August 2011, 4.1 million shares of Charter’s Class A common stock and warrants to purchase Charter’s Class A common stock were purchased during the course of 2011 for a total of approximately $200 million. The average price per share paid was $48.48.

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

During the years ended December 31, 2012, 2011 and 2010, the Company withheld 129,417, 141,175 and 176,475 shares, respectively, of its common stock in payment of $9 million, $7 million and $6 million, respectively, tax withholding owed by employees upon vesting of restricted shares.

In December 2011, Charter's board of directors approved the retirement of treasury stock and 14.8 million shares of treasury stock were retired as of December 31, 2011. The remaining 49,332 shares received in January 2012 were retired in January 2012.

In December 2012, Charter's board of directors approved the retirement of treasury stock and 129,417 shares of treasury stock were retired as of December 31, 2012.

These transactions were funded from existing cash on hand and available liquidity.  The Company accounted for treasury stock using the cost method and the treasury shares upon repurchase were reflected on the Company’s consolidated balance sheets as a component of total shareholders’ equity. Upon retirement, these treasury shares were allocated between additional paid-in capital and accumulated deficit based on the cost of original issue included in additional paid-in capital.

10.    Common Stock

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

As of December 31, 2010, Paul G. Allen ("Mr. Allen") held all 2,241,299 shares of Class B common stock of Charter. Pursuant to the terms of the Certificate of Incorporation of Charter, on January 18, 2011, the Disinterested Members of the Board of Directors of Charter caused a conversion of the shares of Class B common stock into shares of Class A common stock on a one-for-one basis.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

Charter has outstanding 5.9 million warrants to purchase shares of Charter Class A common stock with an exercise price of $46.86 per share and 1.0 million warrants to purchase shares of Charter Class A common stock with an exercise price $51.28 per share, both of which expire on November 30, 2014. Charter also has outstanding 4.7 million warrants to purchase shares of Charter Class A common stock with an exercise price of $19.80 per share that expire on November 30, 2016 owned by Mr. Allen. The warrants were valued at approximately $90 million on November 30, 2009, using the Black-Scholes option-pricing model and are included in the accompanying balance sheets in total shareholders’ equity.

The following table summarizes our shares outstanding for the three years ended December 31, 2012:

	Class A Common Stock	Class B Common Stock

BALANCE, December 31, 2009	112,576,872	2,241,299
CII exchange of Charter Holdco interest (see Note 16)	212,923	—
Restricted stock cancellations, net of issuances	(311,650)	—
Stock issuances from exercise of warrants	21	—
Stock issuances pursuant to employment agreements	16,000	—
Purchase of treasury stock (see Note 9)	(176,475)	—

BALANCE, December 31, 2010	112,317,691	2,241,299
Conversion of Class B common stock into Class A	2,241,299	(2,241,299)
Restricted stock issuances, net of cancellations	472,099	—
Option exercises	140,893	—
Stock issuances pursuant to employment agreements	7,000	—
Purchase of treasury stock (see Note 9)	(14,608,564)	—

BALANCE, December 31, 2011	100,570,418	—
Option exercises	370,715	—
Restricted stock issuances, net of cancellations	182,537	—
Stock issuances from exercise of warrants	179,850	—
Restricted stock unit vesting	51,476	—
Purchase of treasury stock (see Note 9)	(178,749)	—

BALANCE, December 31, 2012	101,176,247	—

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

The effect of derivative instruments on the Company’s consolidated balance sheets is presented in the table below:

	December 31, 2012	December 31, 2011

Other long-term liabilities:
Fair value of interest rate derivatives designated as hedges	$67	$65

Accrued interest:
Fair value of interest rate derivatives designated as hedges	$8	$—

Accumulated other comprehensive loss:
Fair value of interest rate derivatives designated as hedges	$(75)	$(65)

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

The effects of derivative instruments on the Company’s consolidated statements of comprehensive loss and consolidated statements of operations is presented in the table below.

	Year Ended December 31,
	2012	2011	2010

Other comprehensive loss:
Loss on interest rate derivatives designated as hedges (effective portion)	$(10)	$(8)	$(57)

Net loss:
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	$(36)	$(39)	$(27)

As of December 31, 2012 and 2011, the Company had $3.1 billion and $2.0 billion in notional amounts of interest rate swap agreements outstanding. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

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

12.    Fair Value Measurements

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2012 and 2011 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s debt at December 31, 2012 and 2011 are based on quoted market prices and is classified within Level 1 (defined below) of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at December 31, 2012 and 2011 is as follows:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
CCH II debt	$—	$—	$1,692	$1,713
CCO Holdings debt	$9,226	$9,933	$6,241	$6,630
Charter Operating debt	$—	$—	$833	$847
Credit facilities	$3,582	$3,695	$4,090	$4,193

The interest rate derivatives designated as hedges were valued as $75 million and $65 million liabilities as of December 31, 2012 and 2011, respectively, using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 (defined below) of the valuation hierarchy. The weighted average pay rate for the Company’s currently effective interest rate swaps was 2.25% at December 31, 2012 and 2011 (exclusive of applicable spreads).

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

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded in 2012, 2011 and 2010.

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
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

13.     Operating Costs and Expenses

Operating costs and expenses consist of the following for the years presented:

	Year Ended December 31,
	2012	2011	2010
Programming	$1,979	$1,872	$1,815
Franchise, regulatory and connectivity	369	359	367
Costs to service customers	1,363	1,268	1,262
Marketing	422	387	396
Other	727	678	646

	$4,860	$4,564	$4,486

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming. Franchise, regulatory and connectivity costs represent payments to franchise and regulatory authorities and costs directly related to providing Internet and telephone services. Costs to service customers include costs related to field operations, network operations and customer care including labor, reconnects, maintenance, billing, occupancy and vehicle costs. Marketing costs represents the costs of marketing to our current and potential commercial and residential customers including labor costs. Other includes bad debt and collections expense, corporate overhead, commercial and advertising sales expenses, property tax and insurance and stock compensation expense, among others.

14.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Year Ended December 31,
	2012	2011	2010

(Gain)/loss on sale of assets, net	$(5)	$(4)	$9
Special charges, net	20	11	16

	$15	$7	$25

(Gain)/loss on sale of assets, net

(Gain)/loss on sale of assets represents the gain or loss recognized on the sales of fixed assets and cable systems.

Special charges, net

Special charges, net for the years ended December 31, 2012, 2011 and 2010 primarily includes severance charges as well as net amounts of litigation settlements.

15.     Stock Compensation Plans

Charter’s 2009 Stock Incentive Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting services for the Company, are eligible for grants under the 2009 Stock Incentive Plan. The 2009 Stock Incentive Plan allows for the issuance of up to 8 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

Under the 2009 Stock Incentive Plan, stock options generally vest annually over four years from either the grant date or delayed vesting commencement dates. A portion of stock options and restricted stock vest based on achievement of stock price hurdles. Stock options generally expire ten years from the grant date. Restricted stock vests annually over a one to four-year period beginning from the date of grant. Restricted stock units have no voting rights and vest ratably over four years from either the grant date or delayed vesting commencement dates. As of December 31, 2012, total unrecognized compensation remaining to be recognized in future periods totaled $50 million for stock options, $33 million for restricted stock and $17 million for restricted stock units and the weighted average period over which they are expected to be recognized is three years.

The Company recorded $50 million, $36 million and $26 million of stock compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively, which is included in operating costs and expenses and other operating expenses, net.

A summary of the activity for the Company’s stock options for the years ended December 31, 2012, 2011 and 2010, is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	4,018	$49.53	1,431	$35.12	—	$—
Granted	813	$69.00	3,042	$54.30	1,461	$35.12
Exercised	(371)	$40.57	(141)	$35.38	—	$—
Canceled	(908)	$51.74	(314)	$36.40	(30)	$35.38

Outstanding, end of period	3,552	$54.35	4,018	$49.53	1,431	$35.12

Weighted average remaining contractual life	8	years	9	years	10	years

Options exercisable, end of period	469	$46.23	189	$34.92	—	$—

Weighted average fair value of options granted	$28.17		$23.03		$17.00

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

A summary of the activity for the Company’s restricted stock for the years ended December 31, 2012, 2011 and 2010, is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price

Outstanding, beginning of period	1,115	$45.72	1,081	$34.81	1,920	$35.25
Granted	244	$60.48	669	$53.16	177	$32.23
Vested	(370)	$36.02	(438)	$34.98	(527)	$35.14
Canceled	(61)	$35.25	(197)	$34.98	(489)	$35.25

Outstanding, end of period	928	$54.16	1,115	$45.72	1,081	$34.81

No restricted stock units were granted in 2010. A summary of the activity for the Company’s restricted stock units for the years ended December 31, 2012 and 2011 is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2012		2011
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price

Outstanding, beginning of period	273	$54.86	—	$—
Granted	142	$71.33	276	$54.87
Vested	(52)	$56.59	—	$—
Canceled	(36)	$54.47	(3)	$55.12

Outstanding, end of period	327	$61.79	273	$54.86

16.    Income Taxes

All of Charter’s operations are held through Charter Holdco and its direct and indirect subsidiaries. Charter Holdco and the majority of its subsidiaries are generally limited liability companies that are not subject to income tax. However, certain of these limited liability companies are subject to state income tax. In addition, the indirect subsidiaries that are corporations are subject to federal and state income tax. All of the remaining taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to Charter and its direct subsidiaries.

On February 8, 2010, Charter acquired the remaining interests in Charter Holdco that it did not already own in a non-taxable transaction with a Paul Allen related entity, pursuant to an exchange agreement entered into in connection with the Plan, in exchange for 212,923 shares of Charter’s Class A common stock after which Charter Holdco became 100% owned by Charter. As a result of this transaction, Charter recorded the tax attributes previously attributed to the noncontrolling interest which increased net deferred tax liabilities by approximately $99 million. The $99 million is the result of an overall increase in the gross deferred tax liability of $221 million and a corresponding reduction of valuation allowance of $122 million. The combined net effects of this

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

transaction were recorded in the financial statements as a $168 million reduction of additional paid-in capital and a $69 million reduction of income tax expense for the year ended December 31, 2010.

For the years ended December 31, 2012, 2011, and 2010, the Company recorded deferred income tax expense and benefits as shown below. The income tax expense is recognized primarily through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. The income tax benefits were realized through reductions in the deferred tax liabilities related to Charter’s investment in Charter Holdco, as well as the deferred tax liabilities of certain of Charter’s indirect corporate subsidiaries. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Current and deferred income tax expense is as follows:

	Year Ended December 31,
	2012	2011	2010

Current expense:
Federal income taxes	$—	$—	$—
State income taxes	(7)	(9)	(8)

Current income tax expense	(7)	(9)	(8)

Deferred expense:
Federal income taxes	(223)	(258)	(263)
State income taxes	(27)	(32)	(24)

Deferred income tax expense	(250)	(290)	(287)

Total income tax expense	$(257)	$(299)	$(295)

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35% for the years ended December 31, 2012, 2011, and 2010, respectively, as follows:

	Year Ended December 31,
	2012	2011	2010

Statutory federal income taxes	$17	$24	$(20)
Statutory state income taxes, net	(7)	(9)	(8)
Nondeductible expenses	(6)	(5)	(4)
Change in valuation allowance	(264)	(312)	(248)
Changes in provision estimates	(1)	1	(23)
Other	4	2	8

Income tax expense	$(257)	$(299)	$(295)

For the years ended December 31, 2012, 2011, and 2010, the change in valuation allowance includes an increase of $4 million, $3 million, and $22 million, respectively, related to adjustments to cash flow hedges included in other comprehensive income, and 2010 also includes an increase of $50 million related to Charter’s investment in partnership interest.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below.

	December 31,
	2012	2011
Deferred tax assets:
Goodwill	$199	$193
Investment in partnership	448	448
Loss carryforwards	3,145	3,069
Accrued and other	135	114

Total gross deferred tax assets	3,927	3,824
Less: valuation allowance	(2,851)	(2,587)

Deferred tax assets	$1,076	$1,237

Deferred tax liabilities:
Indefinite life intangibles	$(1,094)	$(838)
Other intangibles	(256)	(392)
Property, plant and equipment	(575)	(567)
Indirect corporate subsidiaries:
Indefinite life intangibles	(120)	(119)
Other	(132)	(145)

Deferred tax liabilities	(2,177)	(2,061)

Net deferred tax liabilities	$(1,101)	$(824)

Included in net deferred tax liabilities above is net current deferred assets of $21 million and $23 million as of December 31, 2012 and 2011, respectively, included in prepaid expenses and other current assets in the accompanying consolidated balance sheets of the Company. Net deferred tax liabilities included approximately $219 million and $221 million at December 31, 2012 and 2011, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of the Company's net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

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

As of December 31, 2012, Charter and its indirect corporate subsidiaries had approximately $7.7 billion of federal tax net operating loss carryforwards, capital loss carryforwards and suspended losses resulting in a gross deferred tax asset of approximately $2.7 billion. Federal tax net operating and capital loss carryforwards expire in the years 2014 through 2032.  Federal suspended losses can generally be carried forward indefinitely. These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2012, Charter and its indirect corporate subsidiaries had state tax net operating loss carryforwards,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

capital loss carryforwards and suspended losses, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $252 million. State tax net operating and capital loss carryforwards generally expire in the years 2013 through 2032. State suspended losses can generally be carried forward indefinitely.

Upon emergence from bankruptcy, Charter experienced an “ownership change” as defined in Section 382 of the Code. Therefore, the use of Charter’s tax loss carryforwards is subject to certain limitations under Section 382. As of December 31, 2012, $3.7 billion of federal tax loss carryforwards are unrestricted and available for Charter’s immediate use, while approximately $3.6 billion of federal tax loss carryforwards are still subject to Section 382 restrictions. Pursuant to these restrictions, an aggregate of $932 million, in varying amounts from 2013 to 2014, and an additional $226 million annually over each of the next 12 years of federal tax loss carryforwards, should become unrestricted and available for Charter’s use. Those limitation amounts accumulate for future use to the extent they are not utilized in a given year. Charter’s state loss carryforwards are also subject to similar, but varying, restrictions on their future use. Charter’s indirect corporate subsidiaries are also subject to separate Section 382 limitations on the utilization of their net operating loss carryforwards. If the Company was to experience another “ownership change” in the future, its ability to use its loss carryforwards could be subject to further limitations.

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

Balance at December 31, 2010	$224
Additions based on tax positions related to prior year	64
Reductions due to tax positions related to prior year	(60)

Balance at December 31, 2011	228
Additions based on tax positions related to prior year	1
Reductions due to tax positions related to prior year	(27)

Balance at December 31, 2012	$202

The Company's entire reserve for uncertain tax positions includes tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the character of the deductibility. Included in the balance at December 31, 2012 and 2011, are $26 million of net reductions and $4 million of net additions, respecitvely. The change in character of the deduction would not impact the annual effective tax rate after consideration of the valuation allowance. The deductions for the uncertain tax positions are included with the loss carryforwards in the deferred tax assets.

The Company anticipates that its existing reserves related to uncertain income tax positions as of December 31, 2012 may significantly decrease during the twelve-month period ending December 31, 2013; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

No tax years for Charter or Charter Holdco are currently under examination by the Internal Revenue Service.  Tax years ending 2009 through 2012 remain subject to examination and assessment. Years prior to 2009 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

17.    Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved or, in the case of the management arrangements, subsidiaries that are debt issuers that pay certain of their parent companies for services.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries. Under these agreements, Charter and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries. Costs associated with providing these services are charged directly to the Company’s operating subsidiaries and are included within operating costs and expenses in the accompanying consolidated statements of operations. Such costs totaled $247 million, $249 million, and $246 million for the years ended December 31, 2012, 2011, and 2010, respectively. All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee and are recorded as a component of operating costs and expenses, in the accompanying consolidated financial statements. The management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries in 2012, 2011, and 2010.

Registration Rights Agreement

As part of the emergence from Chapter 11 bankruptcy in 2009, the Company agreed to a Registration Rights Agreement with certain holders of the Company's Class A common stock which required the Company to file a shelf-registration statement with the SEC to provide for a continuous secondary offering of the stock. The registration statement became effective in November 2010. The Registration Rights Agreement provided that any holder of securities that wished to sell stock under the existing shelf-registration statement must give the Company five business days notice that such holder wishes to sell and that the Company notify the other holders which were party to the Registration Rights Agreement.

In August 2012, the Company and the Company's three largest holders, Apollo Management, funds affiliated with Encore LLC and Oaktree Capital, amended the Registration Rights Agreement to provide for sales of shares of the Company's Class A common stock in a block trade through an underwriter and the related mechanics for block trades.  Because the amendment involved the Company and affiliates, it was deemed a related party transaction.  The amendment was considered and approved by the Audit Committee.  Charter received no compensation from entering into the amendment nor from any subsequent sales of shares.

Allen Agreement

As part of the emergence from Chapter 11 bankruptcy in 2009, Charter, Mr. Allen and CII entered into a separate restructuring agreement (as amended, the “Allen Agreement”), in settlement and compromise of their legal, contractual and equitable rights, claims and remedies against Charter and its subsidiaries. In addition to any amounts received by virtue of CII’s holding other claims against Charter and its subsidiaries, on the Effective Date, CII was issued 2.2 million shares of the new Charter Class B common stock and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.  Each share of new Charter Class B common stock was convertible, at the option of the holder or the Disinterested Members of the Board of Directors of Charter, into one share of new Charter Class A common stock, and was subject to significant restrictions on transfer and conversion.  Certain holders of new Charter Class A common stock (and securities convertible into or exercisable or exchangeable therefore) and new Charter Class B common stock received certain customary registration rights with respect to their shares.  Pursuant to the terms of the Certificate of Incorporation of Charter, on January 18, 2011, the Disinterested Members of the Board of Directors of Charter caused a conversion of the shares of Class B common stock, all held by Mr. Allen, into shares of Class A common stock on a one-for-one basis. As a result of such conversion, Mr. Allen no longer has the right to appoint four directors and the Class B directors became Class A directors. On January 18, 2011, directors William L. McGrath and Christopher M. Temple, both former Class B directors, resigned from Charter’s board of directors.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

18.    Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2012 for its contractual obligations.

	Total	2013	2014	2015	2016	2017	Thereafter

Contractual Obligations
Capital and Operating Lease Obligations (1)	$125	$32	$28	$21	$17	13	$14
Programming Minimum Commitments (2)	521	146	94	98	95	88	—
Other (3)	648	507	118	23	—	—	—

Total	$1,294	$685	$240	$142	$112	$101	$14

(1) The Company leases certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2012, 2011 and 2010 were $28 million, $27 million, $28 million, respectively.

(2) The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term. Programming costs included in the accompanying statement of operations were $2.0 billion, $1.9 billion, and $1.8 billion for the years ended December 31, 2012, 2011, and 2010 respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3) “Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company's customer premise equipment vendors and billing services vendors.

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•
The Company rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2012, 2011, and 2010 was $47 million, $49 million, and $50 million, respectively.

•
The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. The Company also pays other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $176 million, $174 million, and $178 million for the years ended December 31, 2012, 2011, and 2010 respectively.

•	The Company also has $67 million in letters of credit, primarily to its various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

Litigation

On March 27, 2009, Charter filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York. On November 17, 2009, the Bankruptcy Court issued its Order and Opinion confirming the Plan over the objections of various objectors. Charter consummated the Plan on November 30, 2009.

Two appeals are pending relating to confirmation of the Plan, the appeals by (i) Law Debenture Trust Company of New York (“LDT”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan and the holders of which already

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

received distributions of approximately $168 million pursuant to the Plan); and (ii) R2 Investments, LDC (“R2 Investments”) (a former equity interest holder in Charter). The appeals by LDT and R2 Investments were denied by the District Court for the Southern District of New York in March 2011. On August 31, 2012, the 2nd Circuit Court of Appeals unanimously affirmed the district court's decision holding that R2 Investments and LDT's appeals are equitably moot. Thereafter, R2 Investments and LDT sought a rehearing en banc with the 2nd Circuit which was denied. On January 10, 2013, R2 Investments and LDT filed a petition for a writ of certiorari with the United States Supreme Court, asking that court to review the 2nd Circuit's decision claiming there is a split among the circuit Courts regarding the equitable mootness principle that the Supreme Court should resolve. The Company continues to vigorously contest this matter although it cannot predict the ultimate outcome of this lawsuit nor can it reasonably estimate a range of possible loss.

The Company is also a defendant or co-defendant in several lawsuits claiming infringement of various patents relating to various aspects of its businesses.  Other industry participants are also defendants in certain of these cases. In the event that a court ultimately determines that the Company infringes on any intellectual property rights, the Company may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as negotiate royalty or license agreements with respect to the patents at issue.  While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to the Company's consolidated financial condition, results of operations, or liquidity. The Company cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

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

19.    Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. Each payroll period, the Company will contribute to the 401(k) Plan the total amount of the salary reduction the employee elects to defer between 1% and 50%. The Company’s matching contribution is discretionary with the intent that any contribution be based on performance metrics used in its other bonus and incentive plans. The discretionary performance contribution is made on an annual basis (instead of on a per pay period basis).  Each participant who makes before-tax contributions and is employed on the last day of the fiscal year receives a portion of the discretionary performance contribution, if any, on a pro rata basis. The Company divides each participant’s before-tax contributions for the year (up to 5% of eligible earnings, excluding catch-up contributions) by the total employee contributions (up to 5% of eligible earnings, excluding catch-up contributions) for the year to determine each participant’s share of any discretionary performance contribution. The Company made contributions to the 401(k) plan totaling $6 million and $7 million for the years ended December 31, 2011 and 2010, respectively, and expects to make contributions to the 401(k) plan totaling $8 million for the year ended December 31, 2012.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

Effective January 1, 2013, the Company's matching contribution will be equal to 50% of the amount of the salary reduction the participant elects to defer (up to 6% of the participant’s eligible compensation), excluding any catch-up contributions and will be paid by the Company on a per pay period basis.

20.    Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted ASU 2012-02 with its 2012 annual impairment testing. The adoption of ASU 2012-02 did not have a material impact on its consolidated financial statements.

21.    Unaudited Quarterly Financial Data

The following table presents quarterly data for the periods presented on the consolidated statement of operations:

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,827	$1,884	$1,880	$1,913
Income from operations	$230	$269	$211	$206
Net loss	$(94)	$(83)	$(87)	$(40)

Loss per common share:
Basic and diluted	$(0.95)	$(0.84)	$(0.87)	$(0.41)

Weighted average common shares outstanding:
Basic and diluted	99,432,960	99,496,755	99,694,672	100,003,344

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,770	$1,791	$1,809	$1,834
Income from operations	$269	$270	$237	$265
Net loss	$(110)	$(107)	$(85)	$(67)

Loss per common share:
Basic and diluted	$(0.97)	$(0.98)	$(0.79)	$(0.63)

Weighted average common shares outstanding:
Basic and diluted	113,224,303	109,265,876	108,420,169	105,503,936

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

22.     Consolidating Schedules

The CCO Holdings notes and the CCO Holdings credit facility are obligations of CCO Holdings. However, the CCO Holdings notes are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.

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

Condensed consolidating financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1	$—	$—	$6	$—	$7
Restricted cash and cash equivalents	—	—	—	27	—	27
Accounts receivable, net	1	3	—	230	—	234
Receivables from related party	59	176	11	—	(246)	—
Prepaid expenses and other current assets	19	8	—	38	—	65
Total current assets	80	187	11	301	(246)	333

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	32	—	7,174	—	7,206
Franchises	—	—	—	5,287	—	5,287
Customer relationships, net	—	—	—	1,424	—	1,424
Goodwill	—	—	—	953	—	953
Total investment in cable properties, net	—	32	—	14,838	—	14,870

CC VIII PREFERRED INTEREST	104	242	—	—	(346)	—

INVESTMENT IN SUBSIDIARIES	1,081	269	9,485	—	(10,835)	—

LOANS RECEIVABLE – RELATED PARTY	—	309	359	—	(668)	—

OTHER NONCURRENT ASSETS	—	163	118	115	—	396

Total assets	$1,265	$1,202	$9,973	$15,254	$(12,095)	$15,599

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$12	$121	$146	$945	$—	$1,224
Payables to related party	—	—	—	246	(246)	—
Total current liabilities	12	121	146	1,191	(246)	1,224

LONG-TERM DEBT	—	—	9,558	3,250	—	12,808
LOANS PAYABLE – RELATED PARTY	—	—	—	668	(668)	—
DEFERRED INCOME TAXES	902	—	—	220	—	1,122
OTHER LONG-TERM LIABILITIES	202	—	—	94	—	296

Shareholders’/Member’s equity	149	1,081	269	9,485	(10,835)	149
Noncontrolling interest	—	—	—	346	(346)	—
Total shareholders’/member’s equity	149	1,081	269	9,831	(11,181)	149

Total liabilities and shareholders’/member’s equity	$1,265	$1,202	$9,973	$15,254	$(12,095)	$15,599

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2011

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$2	$—	$—	$2
Restricted cash and cash equivalents	—	—	—	27	—	27
Accounts receivable, net	—	4	—	264	—	268
Receivables from related party	58	184	7	—	(249)	—
Prepaid expenses and other current assets	21	17	—	22	—	60
Total current assets	79	205	9	313	(249)	357

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	33	—	6,864	—	6,897
Franchises	—	—	—	5,288	—	5,288
Customer relationships, net	—	—	—	1,704	—	1,704
Goodwill	—	—	—	954	—	954
Total investment in cable properties, net	—	33	—	14,810	—	14,843

CC VIII PREFERRED INTEREST	91	213	—	—	(304)	—

INVESTMENT IN SUBSIDIARIES	1,102	2,094	8,623	—	(11,819)	—

LOANS RECEIVABLE – RELATED PARTY	—	299	37	—	(336)	—

OTHER NONCURRENT ASSETS	—	162	90	149	—	401

Total assets	$1,272	$3,006	$8,759	$15,272	$(12,708)	$15,601

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$12	$208	$98	$839	$—	$1,157
Payables to related party	—	—	—	249	(249)	—
Total current liabilities	12	208	98	1,088	(249)	1,157

LONG-TERM DEBT	—	1,692	6,567	4,597	—	12,856
LOANS PAYABLE – RELATED PARTY	—	—	—	336	(336)	—
DEFERRED INCOME TAXES	624	—	—	223	—	847
OTHER LONG-TERM LIABILITIES	227	4	—	101	—	332

Shareholders’/Member’s equity	409	1,102	2,094	8,623	(11,819)	409
Noncontrolling interest	—	—	—	304	(304)	—
Total shareholders’/member’s equity	409	1,102	2,094	8,927	(12,123)	409

Total liabilities and shareholders’/member’s equity	$1,272	$3,006	$8,759	$15,272	$(12,708)	$15,601

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the year ended December 31, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$24	$159	$—	$7,504	$(183)	$7,504

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	24	159	—	4,860	(183)	4,860
Depreciation and amortization	—	—	—	1,713	—	1,713
Other operating expenses, net	—	—	—	15	—	15

	24	159	—	6,588	(183)	6,588

Income from operations	—	—	—	916	—	916

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	(103)	(541)	(263)	—	(907)
Gain (loss) on extinguishment of debt	—	46	—	(101)	—	(55)
Other expense, net	—	—	—	(1)	—	(1)
Equity in income (loss) of subsidiaries	(63)	(35)	506	—	(408)	—

	(63)	(92)	(35)	(365)	(408)	(963)

Income (loss) before income taxes	(63)	(92)	(35)	551	(408)	(47)

INCOME TAX EXPENSE	(254)	—	—	(3)	—	(257)

Consolidated net income (loss)	(317)	(92)	(35)	548	(408)	(304)

Less: Net (income) loss – noncontrolling interest	13	29	—	(42)	—	—

Net income (loss)	$(304)	$(63)	$(35)	$506	$(408)	$(304)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the year ended December 31, 2011

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$33	$124	$—	$7,204	$(157)	$7,204

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	33	124	—	4,564	(157)	4,564
Depreciation and amortization	—	—	—	1,592	—	1,592
Other operating expenses, net	—	—	—	7	—	7

	33	124	—	6,163	(157)	6,163

Income from operations	—	—	—	1,041	—	1,041

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	(191)	(381)	(391)	—	(963)
Loss on extinguishment of debt	—	(6)	—	(137)	—	(143)
Other expense, net	—	—	—	(5)	—	(5)
Equity in income (loss) of subsidiaries	(87)	82	463	—	(458)	—

	(87)	(115)	82	(533)	(458)	(1,111)

Income (loss) before income taxes	(87)	(115)	82	508	(458)	(70)

INCOME TAX EXPENSE	(295)	(1)	—	(3)	—	(299)

Consolidated net income (loss)	(382)	(116)	82	505	(458)	(369)

Less: Net (income) loss – noncontrolling interest	13	29	—	(42)	—	—

Net income (loss)	$(369)	$(87)	$82	$463	$(458)	$(369)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the year ended December 31, 2010

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$33	$118	$—	$7,059	$(151)	$7,059

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	33	118	—	4,486	(151)	4,486
Depreciation and amortization	—	—	—	1,524	—	1,524
Other operating expenses, net	—	—	—	25	—	25

	33	118	—	6,035	(151)	6,035

Income from operations	—	—	—	1,024	—	1,024

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	(195)	(142)	(540)	—	(877)
Loss on extinguishment of debt	—	—	(17)	(68)	—	(85)
Other income (expense), net	2	—	—	(6)	—	(4)
Equity in income (loss) of subsidiaries	25	194	353	—	(572)	—

	27	(1)	194	(614)	(572)	(966)

Income (loss) before income taxes	27	(1)	194	410	(572)	58

INCOME TAX EXPENSE	(275)	—	—	(20)	—	(295)

Consolidated net income (loss)	(248)	(1)	194	390	(572)	(237)

Less: Net (income) loss – noncontrolling interest	11	26	—	(37)	—	—

Net income (loss)	$(237)	$25	$194	$353	$(572)	$(237)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(317)	$(92)	$(35)	$548	$(408)	$(304)
Changes in fair value of interest rate swap agreements, net of tax	—	—	—	(10)	—	(10)

Comprehensive income (loss)	$(317)	$(92)	$(35)	$538	$(408)	$(314)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2011

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(382)	$(116)	$82	$505	$(458)	$(369)
Changes in fair value of interest rate swap agreements, net of tax	—	—	—	(8)	—	(8)

Comprehensive income (loss)	$(382)	$(116)	$82	$497	$(458)	$(377)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2010

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(248)	$(1)	$194	$390	$(572)	$(237)
Changes in fair value of interest rate swap agreements, net of tax	—	—	—	(57)	—	(57)

Comprehensive income (loss)	$(248)	$(1)	$194	$333	$(572)	$(294)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(317)	$(92)	$(35)	$548	$(408)	$(304)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	1,713	—	1,713
Noncash interest expense	—	(23)	18	50	—	45
(Gain) loss on extinguishment of debt	—	(46)	—	101	—	55
Deferred income taxes	252	—	—	(2)	—	250
Equity in (income) losses of subsidiaries	63	35	(506)	—	408	—
Other, net	—	—	—	45	—	45
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(1)	1	—	34	—	34
Prepaid expenses and other assets	2	8	—	(18)	—	(8)
Accounts payable, accrued liabilities and other	—	(87)	47	86	—	46
Receivables from and payables to related party	(1)	(1)	(11)	13	—	—

Net cash flows from operating activities	(2)	(205)	(487)	2,570	—	1,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(1,745)	—	(1,745)
Change in accrued expenses related to capital expenditures	—	—	—	13	—	13
Sales of cable systems	—	—	—	19	—	19
Contribution to subsidiary	(14)	(71)	(2,330)	—	2,415	—
Distributions from subsidiary	12	1,891	2,014	—	(3,917)	—
Other, net	—	—	—	(24)	—	(24)

Net cash flows from investing activities	(2)	1,820	(316)	(1,737)	(1,502)	(1,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	2,984	2,846	—	5,830
Repayments of long-term debt	—	(1,621)	—	(4,280)	—	(5,901)
Borrowings (payments) loans payable - related parties	—	—	(314)	314	—	—
Payment for debt issuance costs	—	—	(39)	(14)	—	(53)
Purchase of treasury stock	(11)	—	—	—	—	(11)
Contributions from parent	—	84	1	2,330	(2,415)	—
Distributions to parent	—	(72)	(1,831)	(2,014)	3,917	—
Other, net	16	(6)	—	(9)	—	1

Net cash flows from financing activities	5	(1,615)	801	(827)	1,502	(134)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	—	(2)	6	—	5
CASH AND CASH EQUIVALENTS, beginning of period	—	—	2	—	—	2

CASH AND CASH EQUIVALENTS, end of period	$1	$—	$—	$6	$—	$7

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2011

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(382)	$(116)	$82	$505	$(458)	$(369)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	1,592	—	1,592
Noncash interest expense	—	(38)	20	52	—	34
Loss on extinguishment of debt	—	6	—	137	—	143
Deferred income taxes	294	—	—	(4)	—	290
Equity in (income) losses of subsidiaries	87	(82)	(463)	—	458	—
Other, net	—	—	—	33	—	33
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	—	(5)	—	(19)	—	(24)
Prepaid expenses and other assets	1	(1)	—	1	—	1
Accounts payable, accrued liabilities and other	1	(16)	58	(6)	—	37
Receivables from and payables to related party	(1)	—	(7)	8	—	—

Net cash flows from operating activities	—	(252)	(310)	2,299	—	1,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(1,311)	—	(1,311)
Change in accrued expenses related to capital expenditures	—	—	—	57	—	57
Purchases of cable systems	—	—	—	(88)	—	(88)
Contribution to subsidiary	—	—	(2,837)	—	2,837	—
Distributions from subsidiary	528	4,956	650	—	(6,134)	—
Other, net	—	—	—	(24)	—	(24)

Net cash flows from investing activities	528	4,956	(2,187)	(1,366)	(3,297)	(1,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	3,640	1,849	—	5,489
Repayments of long-term debt	—	(332)	—	(4,740)	—	(5,072)
Borrowings (payments) loans payable - related parties	—	—	223	(223)	—	—
Payment for debt issuance costs	—	—	(54)	(8)	—	(62)
Purchase of treasury stock	(533)	(200)	—	—	—	(733)
Contributions from parent	—	—	—	2,837	(2,837)	—
Distributions to parent	—	(4,173)	(1,311)	(650)	6,134	—
Other, net	5	(2)	—	2	—	5

Net cash flows from financing activities	(528)	(4,707)	2,498	(933)	3,297	(373)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(3)	1	—	—	(2)
CASH AND CASH EQUIVALENTS, beginning of period	—	3	1	—	—	4

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$2	$—	$—	$2

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2010

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(248)	$(1)	$194	$390	$(572)	$(237)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	1,524	—	1,524
Noncash interest expense	—	(35)	12	97	—	74
Loss on extinguishment of debt	—	—	15	66	—	81
Deferred income taxes	275	—	—	12	—	287
Equity in (income) losses of subsidiaries	(25)	(194)	(353)	—	572	—
Other, net	(2)	2	—	34	—	34
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	—	—	—	1	—	1
Prepaid expenses and other assets	(2)	4	—	20	—	22
Accounts payable, accrued liabilities and other	—	70	31	41	—	142
Receivables from and payables to related party	(18)	(37)	(14)	69	—	—

Net cash flows from operating activities	(20)	(191)	(115)	2,254	—	1,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(1,209)	—	(1,209)
Change in accrued expenses related to capital expenditures	—	—	—	8	—	8
Contribution to subsidiary	(45)	(82)	(1,697)	—	1,824	—
Distributions from subsidiary	6	208	251	—	(465)	—
Loans to subsidiaries	—	(30)	—	—	30	—
Other, net	—	—	—	31	—	31

Net cash flows from investing activities	(39)	96	(1,446)	(1,170)	1,389	(1,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	2,600	515	—	3,115
Repayments of long-term debt	—	—	(826)	(3,526)	—	(4,352)
Repayment of preferred stock	(138)	—	—	—	—	(138)
Payment for debt issuance costs	—	—	(45)	(31)	—	(76)
Purchase of treasury stock	(6)	—	—	—	—	(6)
Contributions from parent	—	122	5	1,697	(1,824)	—
Distributions to parent	—	(42)	(172)	(251)	465	—
Borrowings from parent	—	—	—	30	(30)	—
Other, net	—	—	—	(6)	—	(6)

Net cash flows from financing activities	(144)	80	1,562	(1,572)	(1,389)	(1,463)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(203)	(15)	1	(488)	—	(705)
CASH AND CASH EQUIVALENTS, beginning of period	203	18	—	488	—	709

CASH AND CASH EQUIVALENTS, end of period	$—	$3	$1	$—	$—	$4

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(dollars in millions, except share or per share data or where indicated)

23.     Subsequent Events

In February 2013, the Company entered into a definitive agreement under which it will acquire Cablevision Systems Corporation's former Bresnan cable systems, known as Optimum West, for approximately $1.6 billion in cash. Optimum West manages cable operating systems in Colorado, Montana, Wyoming and Utah. Charter Operating has obtained a commitment from two financial institutions to provide a $1.5 billion term loan to fund a portion of the purchase price. The transaction is expected to close in the third quarter of 2013.