Form 10-Q
period 2013-03-31
CHARTER COMMUNICATIONS, INC. /MO/
filed 2013-05-07
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares of Class A common stock outstanding as of March 31, 2013: 101,250,955

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED March 31, 2013

This quarterly report on Form 10-Q is for the three months ended March 31, 2013. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65	$7
Restricted cash and cash equivalents	27	27
Accounts receivable, less allowance for doubtful accounts of
$13 and $14, respectively	208	234
Prepaid expenses and other current assets	74	65
Total current assets	374	333

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $3,968 and $3,563, respectively	7,259	7,206
Franchises	5,287	5,287
Customer relationships, net	1,359	1,424
Goodwill	953	953
Total investment in cable properties, net	14,858	14,870

OTHER NONCURRENT ASSETS	407	396

Total assets	$15,639	$15,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,290	$1,224
Total current liabilities	1,290	1,224

LONG-TERM DEBT	12,816	12,808
DEFERRED INCOME TAXES	1,279	1,122
OTHER LONG-TERM LIABILITIES	125	296

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
101,310,068 and 101,176,247 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	1,632	1,616
Accumulated deficit	(1,434)	(1,392)
Treasury stock at cost; 59,113 and 0 shares, respectively	(5)	—
Accumulated other comprehensive loss	(64)	(75)
Total shareholders’ equity	129	149

Total liabilities and shareholders’ equity	$15,639	$15,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended March 31,
	2013	2012

REVENUES	$1,917	$1,827

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	1,258	1,186
Depreciation and amortization	425	408
Other operating expenses, net	11	3

	1,694	1,597

Income from operations	223	230

OTHER EXPENSES:
Interest expense, net	(210)	(237)
Loss on extinguishment of debt	(42)	(15)
Loss on derivative instruments, net	(3)	—
Other expense, net	(1)	(1)

	(256)	(253)

Loss before income taxes	(33)	(23)

Income tax expense	(9)	(71)

Net loss	$(42)	$(94)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.42)	$(0.95)

Weighted average common shares outstanding, basic and diluted	100,327,418	99,432,960

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2013	2012

Net loss	$(42)	$(94)
Net impact of gains on interest rate derivative instruments, net of tax	11	1

Comprehensive loss	$(31)	$(93)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42)	$(94)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	425	408
Noncash interest expense	13	14
Loss on extinguishment of debt	42	15
Loss on derivative instruments, net	3	—
Deferred income taxes	2	70
Other, net	12	11
Changes in operating assets and liabilities:
Accounts receivable	26	40
Prepaid expenses and other assets	(16)	(8)
Accounts payable, accrued expenses and other	76	(2)
Net cash flows from operating activities	541	454

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(412)	(340)
Change in accrued expenses related to capital expenditures	(11)	(12)
Other, net	(9)	(13)
Net cash flows from investing activities	(432)	(365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	1,315	1,469
Repayments of long-term debt	(1,355)	(1,539)
Payments for debt issuance costs	(12)	(10)
Purchase of treasury stock	(5)	(3)
Other, net	6	(4)
Net cash flows from financing activities	(51)	(87)

NET INCREASE IN CASH AND CASH EQUIVALENTS	58	2
CASH AND CASH EQUIVALENTS, beginning of period	7	2
CASH AND CASH EQUIVALENTS, end of period	$65	$4

CASH PAID FOR INTEREST	$120	$216

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

Restricted cash and cash equivalents on the accompanying condensed consolidated balance sheets consist of amounts held in an escrow account pending final resolution from the Bankruptcy Court. See Note 12. In April 2013, the restrictions on the cash and cash equivalents were resolved.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2.    Franchises, Goodwill and Other Intangible Assets

As of March 31, 2013 and December 31, 2012, indefinite lived and finite-lived intangible assets are presented in the following table:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Franchises	$5,287	$—	$5,287	$5,287	$—	$5,287
Goodwill	953	—	953	953	—	953
Trademarks	158	—	158	158	—	158

	$6,398	$—	$6,398	$6,398	$—	$6,398

Finite-lived intangible assets:
Customer relationships	$2,368	$1,009	$1,359	$2,368	$944	$1,424
Other intangible assets	115	32	83	105	29	76
	$2,483	$1,041	$1,442	$2,473	$973	$1,500

Amortization expense related to customer relationships and other intangible assets for the three months ended March 31, 2013 and 2012 was $68 million and $74 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

Nine months ended December 31, 2013	$202
2014	244
2015	217
2016	191
2017	164
Thereafter	424

$1,442

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Accounts payable – trade	$89	$107
Accrued capital expenditures	145	156
Deferred revenue	81	81
Accrued expenses:
Interest	238	155
Programming costs	335	323
Franchise related fees	48	52
Compensation	105	145
Other	249	205

	$1,290	$1,224

4.    Long-Term Debt

Long-term debt consists of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	$1,000	$1,000	$1,000	$1,000
7.875% senior notes due April 30, 2018	900	900	900	900
7.000% senior notes due January 15, 2019	1,400	1,392	1,400	1,392
8.125% senior notes due April 30, 2020	700	700	700	700
7.375% senior notes due June 1, 2020	750	750	750	750
5.250% senior notes due March 15, 2021	500	500	—	—
6.500% senior notes due April 30, 2021	1,500	1,500	1,500	1,500
6.625% senior notes due January 31, 2022	750	747	750	746
5.250% senior notes due September 30, 2022	1,250	1,239	1,250	1,238
5.125% senior notes due February 15, 2023	1,000	1,000	1,000	1,000
5.750% senior notes due September 1, 2023	500	500	—	—
Credit facility due September 6, 2014	350	334	350	332
Charter Communications Operating, LLC:
Credit facilities	2,298	2,254	3,337	3,250
Long-Term Debt	$12,898	$12,816	$12,937	$12,808

The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale, plus the accretion to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $800 million as of March 31, 2013.

In January 2012, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. closed on transactions in which they issued $750 million aggregate principal amount of 6.625% senior notes due 2022. The notes were issued at a price of 99.5% of

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

the aggregate principal amount. The net proceeds of the notes were used, along with a draw on the $500 million delayed draw portion of the Charter Communications Operating, LLC ("Charter Operating") term loan A facility, to repurchase $300 million aggregate principal amount of Charter Operating's outstanding 8.000% senior second-lien notes due 2012, $294 million aggregate principal amount of Charter Operating's 10.875% senior second-lien notes due 2014 and $334 million aggregate principal amount of CCH II, LLC's ("CCH II") 13.500% senior notes due 2016, as well as to repay amounts outstanding under the Company's revolving credit facility. The tender offers closed in January and February 2012 and the Company recorded a loss on extinguishment of debt of approximately $15 million on this transaction for the three months ended March 31, 2012.

In March 2013, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $500 million aggregate principal amount of 5.25% senior notes due 2021 (the "2021 Notes") and $500 million aggregate principal amount of 5.750% senior notes due 2023 (the "2023 Notes") (collectively, the "Notes"). The proceeds from the notes were used for repaying amounts outstanding under the Charter Operating term loan C facility. The Company recorded a loss on extinguishment of debt of approximately $42 million for the three months ended March 31, 2013 related to these transactions.

The Notes are guaranteed by Charter.  They are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating credit facilities.

CCO Holdings may redeem some or all of the Notes at any time at a premium.  The optional redemption price declines to 100% of the respective series' principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2016 through 2019 (in regards to the 2021 Notes) or 2018 through 2021 (in regards to the 2023 Notes).

In addition, at any time prior to March 15, 2016 (in regards to the 2021 Notes) or March 1, 2016 (in regards to the 2023 Notes), CCO Holdings may redeem up to 35% of the aggregate principal amount of the notes at a redemption price at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met.

In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding Notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

In March 2013, Charter Operating entered into an amendment of its credit agreement.  The amendments to the existing credit agreement included, among other things, eliminating the $7.5 billion cap on the incurrence of first lien debt; and eliminating the requirement for providing Charter Operating financial statements and instead allowing for Charter financial statements with consolidating information.

5.    Treasury Stock

In January 2012, the Company purchased, in a private transaction with a shareholder, 49,332 shares of its common stock at $55.18 for a total of $3 million. These shares were retired in January 2012.

During the three months ended March 31, 2013 and 2012, the Company withheld 59,113 and 5,358 shares, respectively, of its common stock in payment of income tax withholding owed by employees upon vesting of restricted shares. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders' equity.

6.     Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate derivative instruments to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates. The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt. Using interest rate derivative instruments, the Company agrees to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

The Company does not hold or issue derivative instruments for speculative trading purposes. The Company, until de-designating in the three months ended March 31, 2013, had certain interest rate derivative instruments that were designated as cash flow hedging instruments for GAAP purposes. Such instruments effectively converted variable interest payments on certain debt

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

instruments into fixed payments. For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the condensed consolidated statements of operations. The Company formally documented, designated and assessed the effectiveness of transactions that received hedge accounting.

The effect of interest rate derivative instruments on the Company’s condensed consolidated balance sheets is presented in the table below:

	March 31, 2013	December 31, 2012

Other long-term liabilities:
Fair value of interest rate derivatives designated as hedges	$—	$67
Fair value of interest rate derivatives not designated as hedges	$53	$—

Accrued interest:
Fair value of interest rate derivatives designated as hedges	$—	$8
Fair value of interest rate derivatives not designated as hedges	$14	$—

Accumulated other comprehensive loss:
Fair value of interest rate derivatives designated as hedges	$—	$(75)
Fair value of interest rate derivatives not designated as hedges	$(64)	$—

Changes in the fair value of interest rate derivative instruments that were designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that met effectiveness criteria were reported in accumulated other comprehensive loss. The amounts were subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses).

Due to repayment of variable rate credit facility debt without a LIBOR floor, certain interest rate derivative instruments were de-designated as cash flow hedges during the three months ended March 31, 2013, as they no longer met the criteria for cash flow hedging specified by GAAP. In addition, on March 31, 2013, the remaining interest rate derivative instruments that continued to be highly effective cash flow hedges for GAAP purposes were electively de-designated. On the date of de-designation, the Company completed a final measurement test for each interest rate derivative instrument to determine any ineffectiveness and such amount was reclassified from accumulated other comprehensive loss into loss on derivative instruments, net in the Company's condensed consolidated statements of operations. While these interest rate derivative instruments are no longer designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded in loss on derivative instruments, net in the Company's condensed consolidated statements of operations. The balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments will be amortized over the respective lives of the contracts and recorded as a loss on derivative instruments, net in the Company's condensed consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of March 31, 2013 that is expected to be reclassified into earnings within the next twelve months is approximately $30 million.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effects of interest rate derivative instruments on the Company’s condensed consolidated statements of operations is presented in the table below.

	Three Months Ended March 31,
	2013	2012

Loss on derivative instruments, net:
Change in fair value of interest rate derivative instruments not designated as cash flow hedges	$1	$—
Loss reclassified from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance	$(4)	$—

Interest expense:
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	$(10)	$(8)

As of March 31, 2013 and December 31, 2012, the Company had $2.7 billion and $3.1 billion in notional amounts of interest rate derivative instruments outstanding. This includes $900 million in delayed start interest rate derivative instruments that become effective in September 2013 through March 2015.  In any future quarter in which a portion of these delayed start interest rate derivative instruments first becomes effective, an equal or greater notional amount of the currently effective interest rate derivative instruments are scheduled to mature.  Therefore, the $1.8 billion notional amount of currently effective interest rate derivative instruments will gradually step down over time as current interest rate derivative instruments mature and an equal or lesser amount of delayed start interest rate derivative instruments become effective.

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

7.    Fair Value Measurements

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2013 and December 31, 2012 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The estimated fair value of the Company’s debt at March 31, 2013 and December 31, 2012 are based on quoted market prices and is classified within Level 1 of the valuation hierarchy.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

A summary of the carrying value and fair value of the Company’s debt at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
CCO Holdings debt	$10,228	$10,769	$9,226	$9,933
Credit facilities	$2,588	$2,648	$3,582	$3,695

The interest rate derivative instruments were valued as $67 million and $75 million liabilities as of March 31, 2013 and December 31, 2012, respectively, using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 of the valuation hierarchy. The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 2.26% and 2.25% at March 31, 2013 and December 31, 2012, respectively (exclusive of applicable spreads).

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded during the three months ended March 31, 2013 and 2012.

8.     Operating Costs and Expenses

Operating costs and expenses consist of the following for the years presented:

	Three Months Ended March 31,
	2013	2012
Programming	$515	$491
Franchise, regulatory and connectivity	92	92
Costs to service customers	363	327
Marketing	108	112
Other	180	164

	$1,258	$1,186

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

9.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Three Months Ended March 31,
	2013	2012

Loss on sale of assets, net	$1	$1
Special charges, net	10	2

	$11	$3

Loss on sale of assets, net

Loss on sale of assets represents the loss recognized on the sales of fixed assets and cable systems.

Special charges, net

Special charges, net for the three months ended March 31, 2013 and 2012 primarily include severance charges, and in 2013, also includes net amounts of litigation settlements.

10.    Income Taxes

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

For the three months ended March 31, 2013 and 2012, the Company recorded $9 million and $71 million of income tax expense, respectively. The income tax expense is recognized primarily through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. Income tax expense for the three months ended March 31, 2013 decreased compared to the corresponding prior period, primarily as a result of a step-up in basis of indefinite-lived assets for tax, but not GAAP purposes, which decreased the Company's net deferred tax liability related to indefinite-lived assets by $55 million.

The step-up for tax purposes corresponds to gains recognized by corporate subsidiaries of Charter, which are partners in Charter Holdco, and resulted from the repayment of Charter Operating credit facility debt with proceeds from the CCO Holdings notes issued in March 2013, see Note 4. The repayment of Charter Operating credit facility debt, which is not guaranteed by Charter with proceeds from the Notes, which are guaranteed by Charter, had the effect of reducing the amount of debt allocable to the non-guarantor corporate subsidiaries of Charter. For partnership tax purposes, the reduction in the amount of non-guaranteed debt available to allocate to these corporate subsidiaries caused them to recognize gains due to limited basis in their partnership interests in Charter Holdco. The tax provision in future periods will vary based on various factors including changes in its deferred tax liabilities attributable to indefinite-lived intangibles, as well as future operating results, however the Company does not anticipate having such a large reduction in tax expense attributable to this item unless it enters into similar future financing transactions.

As of March 31, 2013 and December 31, 2012, the Company had net deferred income tax liabilities of approximately $1.3 billion and $1.1 billion, respectively. Included in net deferred tax liabilities are net current deferred assets of $13 million and $21 million as of March 31, 2013 and December 31, 2012, respectively, included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets of the Company. Net deferred tax liabilities included approximately $219 million at March 31, 2013 and December 31, 2012, relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of the Company's net deferred tax liability arose from Charter's investment in

Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained.  A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other long-term liabilities in the accompanying consolidated balance sheets of the Company is as follows:

Balance at December 31, 2012	202
Reductions due to tax positions related to prior year	(163)

Balance at March 31, 2013	$39

The Company's entire reserve for uncertain tax positions includes tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the character of the deductibility. Included in the balance at March 31, 2013 are $163 million of net reductions related to losses which would be offset by gains discussed above. The change in character of the deduction would not impact the annual effective tax rate after consideration of the valuation allowance. The deductions for the uncertain tax positions are included with the loss carryforwards in the deferred tax assets.

In March 2013, Charter announced that Liberty Media had entered into an agreement with certain selling shareholders to acquire a 27% beneficial interest in Charter. Liberty Media completed its purchase on May 1, 2013. Upon closing, Charter experienced a second “ownership change” as defined in Section 382 of the Internal Revenue Code resulting in a second set of limitations on Charter’s use of its existing federal and state net operating losses, capital losses, and tax credit carryforwards. The historical ownership change limitations that applied as a result of our emergence from bankruptcy in 2009 will also continue to apply. The primary driver of the size of the additional Section 382 limitations will be Charter’s equity value as measured primarily by the trading price of its publicly traded common stock at closing of the transaction. Based on the trading price of Charter’s common stock on May 1, 2013, the Company expects to continue to have the ability to use its loss carryforwards in the future.
In general, a corporation that experiences an ownership change is subject to an annual limitation on the use of its pre-change net operating losses, with such annual limitation equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate published by the Internal Revenue Service (“IRS”). This annual limit becomes available for each of up to 20 years following the ownership change. In addition to the annual limitation amount, a corporation, such as Charter, with net unrealized built-in gains, may increase its Section 382 limitation by the amount of its recognized built-in gains in the five years following the ownership change, as provided in IRS Notice 2003-65 and potentially through the sale of assets with built-in gains. The additional Section 382 limitations will limit the immediate availability of Charter’s pre-change net operating loss carryforwards, however Charter believes the annual and recognized built-in gains limitations will, over time, allow Charter’s net operating loss carryforwards to become fully available to offset future taxable income, if any.

No tax years for Charter or Charter Holdco are currently under examination by the IRS.  Tax years ending 2009 through 2012 remain subject to examination and assessment. Years prior to 2009 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

11.     Related Party Transactions

Cartus Corporation ("Cartus") provides relocation services for the Company's employees. Cartus is a subsidiary of Realogy Holdings Corp. ("Realogy"). Apollo Management, L.P. holds a 45% interest in Realogy. The amounts paid to Cartus include relocation expenses paid for the relocation of employees and a fee per employee relocated. For the three months ended March 31, 2013 and 2012 and year ended December 31, 2012, the Company paid Cartus $2 million, $0.3 million and $3 million, respectively.

12.     Contingencies

On March 27, 2009, Charter filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York. On November 17, 2009, the Bankruptcy Court issued its Order and Opinion confirming the Joint Plan of Reorganization (the "Plan") over the objections of various objectors. Charter consummated the Plan on November 30, 2009.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Two appeals were pending relating to confirmation of the Plan, the appeals by (i) Law Debenture Trust Company of New York (“LDT”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan and the holders of which already received distributions of approximately $168 million pursuant to the Plan); and (ii) R2 Investments, LDC (“R2 Investments”) (a former equity interest holder in Charter). On January 10, 2013, R2 Investments and LDT filed a petition for a writ of certiorari with the United States Supreme Court, asking that court to review the 2nd Circuit's decision. On April 29, 2013, the Supreme Court issued its order that the writ of certiorari has been denied.

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

The Company is party to lawsuits and claims that arise in the ordinary course of conducting its business, including lawsuits claiming violation of wage and hour laws. The ultimate outcome of these other legal matters pending against the Company cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. Whether or not the Company ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure the Company's reputation.

13.     Stock Compensation Plans

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

During the three months ended March 31, 2013 and 2012, the Company granted 102,500 and 6,000 stock options, respectively. Stock options generally vest annually over four years from either the grant date or delayed vesting commencement dates. Stock options generally expire ten years from the grant date. The Company did not issue any restricted stock during the three months ended March 31, 2013 and 2012. Restricted stock vests annually over a one to four-year period beginning from the date of grant. A portion of stock options and restricted stock vest based on achievement of stock price hurdles. During the three months ended March 31, 2013 and 2012, the Company granted 26,200 and 15,500 restricted stock units, respectively. Restricted stock units have no voting rights and vest ratably over four years from either the grant date or delayed vesting commencement dates. As of March 31, 2013, total unrecognized compensation remaining to be recognized in future periods totaled $47 million for stock options, $29 million for restricted stock and $17 million for restricted stock units and the weighted average period over which they are expected to be recognized is three years for stock options, two years for restricted stock and three years for restricted stock units.

The Company recorded $11 million of stock compensation expense for each of the three months ended March 31, 2013 and 2012 which is included in operating costs and expenses.

14.     Consolidating Schedules

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Condensed consolidating financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 follow.

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of March 31, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8	$1	$1	$55	$—	$65
Restricted cash and cash equivalents	—	—	—	27	—	27
Accounts receivable, net	1	7	—	200	—	208
Receivables from related party	44	155	3	—	(202)	—
Prepaid expenses and other current assets	12	9	—	53	—	74
Total current assets	65	172	4	335	(202)	374

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	32	—	7,227	—	7,259
Franchises	—	—	—	5,287	—	5,287
Customer relationships, net	—	—	—	1,359	—	1,359
Goodwill	—	—	—	953	—	953
Total investment in cable properties, net	—	32	—	14,826	—	14,858

CC VIII PREFERRED INTEREST	107	250	—	—	(357)	—
INVESTMENT IN SUBSIDIARIES	1,064	242	10,526	—	(11,832)	—
LOANS RECEIVABLE – RELATED PARTY	—	318	368	—	(686)	—
OTHER NONCURRENT ASSETS	—	163	128	116	—	407

Total assets	$1,236	$1,177	$11,026	$15,277	$(13,077)	$15,639

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9	$108	$222	$951	$—	$1,290
Payables to related party	—	—	—	202	(202)	—
Total current liabilities	9	108	222	1,153	(202)	1,290

LONG-TERM DEBT	—	—	10,562	2,254	—	12,816
LOANS PAYABLE – RELATED PARTY	—	—	—	686	(686)	—
DEFERRED INCOME TAXES	1,059	—	—	220	—	1,279
OTHER LONG-TERM LIABILITIES	39	5	—	81	—	125

Shareholders’/Member’s equity	129	1,064	242	10,526	(11,832)	129
Noncontrolling interest	—	—	—	357	(357)	—
Total shareholders’/member’s equity	129	1,064	242	10,883	(12,189)	129

Total liabilities and shareholders’/member’s equity	$1,236	$1,177	$11,026	$15,277	$(13,077)	$15,639

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$5	$46	$—	$1,917	$(51)	$1,917

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	5	46	—	1,258	(51)	1,258
Depreciation and amortization	—	—	—	425	—	425
Other operating expenses, net	—	—	—	11	—	11

	5	46	—	1,694	(51)	1,694

Income from operations	—	—	—	223	—	223

OTHER INCOME (EXPENSES):
Interest income (expense), net	—	2	(164)	(48)	—	(210)
Loss on extinguishment of debt	—	—	—	(42)	—	(42)
Loss on derivative instruments, net	—	—	—	(3)	—	(3)
Other expense, net	—	—	—	(1)	—	(1)
Equity in income (loss) of subsidiaries	(37)	(47)	117	—	(33)	—

	(37)	(45)	(47)	(94)	(33)	(256)

Income (loss) before income taxes	(37)	(45)	(47)	129	(33)	(33)

INCOME TAX EXPENSE	(8)	—	—	(1)	—	(9)

Consolidated net income (loss)	(45)	(45)	(47)	128	(33)	(42)

Less: Net (income) loss – noncontrolling interest	3	8	—	(11)	—	—

Net income (loss)	$(42)	$(37)	$(47)	$117	$(33)	$(42)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$6	$36	$—	$1,827	$(42)	$1,827

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	6	36	—	1,186	(42)	1,186
Depreciation and amortization	—	—	—	408	—	408
Other operating expenses, net	—	—	—	3	—	3

	6	36	—	1,597	(42)	1,597

Income from operations	—	—	—	230	—	230

OTHER INCOME (EXPENSES):
Interest expense, net	—	(34)	(127)	(76)	—	(237)
Loss on extinguishment of debt	—	(6)	—	(9)	—	(15)
Other expense, net	—	—	—	(1)	—	(1)
Equity in income (loss) of subsidiaries	(28)	6	133	—	(111)	—

	(28)	(34)	6	(86)	(111)	(253)

Income (loss) before income taxes	(28)	(34)	6	144	(111)	(23)

INCOME TAX EXPENSE	(69)	—	—	(2)	—	(71)

Consolidated net income (loss)	(97)	(34)	6	142	(111)	(94)

Less: Net (income) loss – noncontrolling interest	3	6	—	(9)	—	—

Net income (loss)	$(94)	$(28)	$6	$133	$(111)	$(94)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended March 31, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(45)	$(45)	$(47)	$128	$(33)	$(42)
Net impact of gains on interest rate derivative instruments, net of tax	—	—	—	11	—	11

Comprehensive income (loss)	$(45)	$(45)	$(47)	$139	$(33)	$(31)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended March 31, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(97)	$(34)	$6	$142	$(111)	$(94)
Net impact of gains on interest rate derivative instruments, net of tax	—	—	—	1	—	1

Comprehensive income (loss)	$(97)	$(34)	$6	$143	$(111)	$(93)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(45)	$(45)	$(47)	$128	$(33)	$(42)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	425	—	425
Noncash interest expense	—	—	6	7	—	13
Loss on extinguishment of debt	—	—	—	42	—	42
Loss on derivative instruments, net	—	—	—	3	—	3
Deferred income taxes	2	—	—	—	—	2
Equity in (income) losses of subsidiaries	37	47	(117)	—	33	—
Other, net	—	—	—	12	—	12
Changes in operating assets and liabilities:
Accounts receivable	—	(4)	—	30	—	26
Prepaid expenses and other assets	—	—	—	(16)	—	(16)
Accounts payable, accrued expenses and other	(2)	(10)	76	12	—	76
Receivables from and payables to related party	15	13	(1)	(27)	—	—

Net cash flows from operating activities	7	1	(83)	616	—	541

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(412)	—	(412)
Change in accrued expenses related to capital expenditures	—	—	—	(11)	—	(11)
Contribution to subsidiary	—	—	(988)	—	988	—
Distributions from subsidiary	—	—	84	—	(84)	—
Other, net	—	—	—	(9)	—	(9)

Net cash flows from investing activities	—	—	(904)	(432)	904	(432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	1,000	315	—	1,315
Repayments of long-term debt	—	—	—	(1,355)	—	(1,355)
Payments for debt issuance costs	—	—	(12)	—	—	(12)
Purchase of treasury stock	(5)	—	—	—	—	(5)
Contributions from parent	—	—	—	988	(988)	—
Distributions to parent	—	—	—	(84)	84	—
Other, net	5	—	—	1	—	6

Net cash flows from financing activities	—	—	988	(135)	(904)	(51)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7	1	1	49	—	58
CASH AND CASH EQUIVALENTS, beginning of period	1	—	—	6	—	7

CASH AND CASH EQUIVALENTS, end of period	$8	$1	$1	$55	$—	$65

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(97)	$(34)	$6	$142	$(111)	$(94)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	408	—	408
Noncash interest expense	—	(8)	6	16	—	14
Loss on extinguishment of debt	—	6	—	9	—	15
Deferred income taxes	70	—	—	—	—	70
Equity in (income) losses of subsidiaries	28	(6)	(133)	—	111	—
Other, net	(1)	1	(1)	12	—	11
Changes in operating assets and liabilities:
Accounts receivable	—	—	—	40	—	40
Prepaid expenses and other assets	1	11	—	(20)	—	(8)
Accounts payable, accrued expenses and other	(5)	(109)	73	39	—	(2)
Receivables from and payables to related party	4	39	(2)	(41)	—	—

Net cash flows from operating activities	—	(100)	(51)	605	—	454

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(340)	—	(340)
Change in accrued expenses related to capital expenditures	—	—	—	(12)	—	(12)
Contribution to subsidiary	—	—	(419)	—	419	—
Distributions from subsidiary	3	504	538	—	(1,045)	—
Other, net	—	—	—	(13)	—	(13)

Net cash flows from investing activities	3	504	119	(365)	(626)	(365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	746	723	—	1,469
Repayments of long-term debt	—	(386)	—	(1,153)	—	(1,539)
Borrowings (payments) loans payable - related parties	—	—	(314)	314	—	—
Payments for debt issuance costs	—	—	(10)	—	—	(10)
Purchase of treasury stock	(3)	—	—	—	—	(3)
Contributions from parent	—	—	—	419	(419)	—
Distributions to parent	—	(18)	(489)	(538)	1,045	—
Other, net	2	—	(1)	(5)	—	(4)

Net cash flows from financing activities	(1)	(404)	(68)	(240)	626	(87)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2	—	—	—	—	2
CASH AND CASH EQUIVALENTS, beginning of period	—	—	2	—	—	2

CASH AND CASH EQUIVALENTS, end of period	$2	$—	$2	$—	$—	$4

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

15.     Subsequent Events

In April 2013, Charter Operating entered into a commitment for a senior secured term loan E facility pursuant to the terms of the Charter Operating credit agreement providing for a $1.5 billion term loan maturing in seven years. Pricing on the new term loan E will be set at LIBOR plus 2.25% with a LIBOR floor of 0.75%, and the term loan was issued at a price of 99.5% of the aggregate principal amount. The proceeds will be used to finance a portion of the previously announced acquisition of Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”) from a wholly owned subsidiary of Cablevision Systems Corporation. Bresnan manages cable operating systems in Colorado, Montana, Wyoming and Utah. These transactions are expected to close in the third quarter of 2013.

In April 2013, Charter Operating entered into an amended and restated credit agreement extending the maturity of its term loan A and revolver one year to 2018, decreasing the applicable LIBOR margin for the term loan A and revolver to 2%, the undrawn commitment fee on the revolver to 0.3% and increasing the revolver capacity to $1.3 billion.

In May 2013, Charter Operating entered into a new term loan F facility pursuant to the terms of the Charter Operating credit agreement providing for a $1.2 billion term loan maturing in 2021. Pricing on the new term loan F was set at LIBOR plus 2.25% with a LIBOR floor of 0.75%, and issued at a price of 99.75% of the aggregate principal amount. The Company used the proceeds to repay Charter Operating's existing term loan C due 2016 and term loan D due 2019.

In May 2013, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.0 billion aggregate principal amount of 5.75% senior notes due 2024. Concurrently with the pricing of the 5.75% senior notes, a tender offer was launched to purchase any and all of the CCO Holdings 7.875% senior notes due 2018. The Company used the proceeds from the issuance to purchase the notes tendered in the tender offer. Any notes not tendered will be redeemed.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter owns cable systems through its subsidiaries.

We are a cable operator providing services in the United States with approximately 5.4 million residential and commercial customers at March 31, 2013. We offer our customers traditional cable video programming, Internet services, and telephone services, as well as advanced video services such as Charter OnDemandTM (“OnDemand”), high definition (“HD”) television and digital video recorder (“DVR”) service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers.

Overview

Total revenue growth was 5% for the three months ended March 31, 2013 compared to the corresponding period in 2012, due to growth in our video, Internet and commercial businesses. For the three months ended March 31, 2013 and 2012, adjusted earnings (loss) before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $670 million and $652 million, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased 3% for the three months ended March 31, 2013, compared to the corresponding period in 2012 as a result of an increase in video, Internet and commercial revenues offset by higher costs to service customers and programming costs. For the three months ended March 31, 2013 and 2012, our income from operations was $223 million and $230 million, respectively. The decrease in income from operations for the three months ended March 31, 2013 is primarily due to increases in depreciation and amortization and other operating expenses.

Our business plans include goals for increasing the number of customers and revenue.  To reach our goals, we have been working to further improve the quality of the video product we offer by increasing digital and HD-DVR penetration and no longer actively marketing analog service.  We offer 100 HD channels across substantially all of our footprint.  We have simplified our offers and pricing and improved our packaging of products to bring more value to our customers, with particular focus on offers aimed at new customers to increase the penetration of our products in our markets including through our emphasis on the triple play.  In addition, we are implementing a number of changes to our organizational structure, selling methods and operating tactics which we believe will position us for better customer service and growth. In the short term, however, we expect that customer connects, revenue and operating expenses may be adversely impacted during this transition. We also expect our capital expenditures to remain elevated as we strive to increase digital and HD-DVR penetration, place higher levels of customer premise equipment per transaction and progressively move to an all-digital platform.

We believe that continued competition and the weakened economic conditions in the United States, including weakness in the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services, particularly video. Our video competitors often offer more channels, including more HD channels, and typically only offer digital services which have a better picture quality compared to our analog product. In the current economic environment, customers have been more willing to consider our competitors' products, partially because of increased marketing highlighting perceived differences between competitive video products, especially when those competitors are often offering significant incentives to switch providers. We also believe some customers have chosen to receive video over the Internet rather than through our OnDemand and premium video services, thereby reducing our video revenues. We believe competition from wireless and economic factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business.

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

The following table summarizes our customer statistics for video, Internet and telephone as of March 31, 2013 and 2012 (in thousands).

	Approximate as of
	March 31,
	2013 (a)	2012 (a)
Residential
Video (b)	3,965	4,164
Internet (c)	3,884	3,633
Telephone (d)	1,973	1,822
Residential PSUs (e)	9,822	9,619

Residential Customer Relationships (f)	5,091	5,013
Revenue per Customer Relationship (g)	$107.25	$104.95

Commercial
Video (b)(h)	159	177
Internet (c)	202	169
Telephone (d)	112	85
Commercial PSUs (e)	473	431

Commercial Customer Relationships (f)(h)	323	311

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at March 31, 2013 and 2012, customers include approximately 12,000 and 11,500 customers, respectively, whose accounts were over 60 days past due in payment, approximately 2,400 and 1,500 customers, respectively, whose accounts were over 90 days past due in payment, and approximately 1,300 and 1,300 customers, respectively, whose accounts were over 120 days past due in payment.

(b)	“Video customers” represent those customers who subscribe to our video cable services.

(c)	“Internet customers” represent those customers who subscribe to our Internet service.

(d)	“Telephone customers” represent those customers who subscribe to our telephone service.

(e)	“Primary Service Units” or “PSUs” represent the total of video, Internet and phone customers.

(f)
"Customer Relationships" include the number of customers that receive one or more levels of service, encompassing video, Internet and telephone services, without regard to which service(s) such customers receive. This statistic is computed in accordance with the guidelines of the National Cable & Telecommunications Association ("NCTA"). Commercial customer relationships include video customers in commercial structures, which are calculated on an EBU basis (see footnote (h)) and non-video commercial customer relationships.

(g)
"Revenue per Customer Relationship" is calculated as total residential video, Internet and telephone quarterly revenue divided by three divided by average residential customer relationships during the respective quarter.

(h)
Included within commercial video customers are those in commercial structures, which are calculated on an equivalent bulk unit (“EBU”) basis. We calculate EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service. This EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators. As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service customers, our EBU count will decline even if there is no real loss in commercial service customers. For example, commercial video customers decreased by 10,000 during the three months ended March 31, 2013 due to published video rate increases.

Liberty Media

On May 1, 2013, Liberty Media Corporation (“Liberty Media”) completed its purchase with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares and warrants to purchase approximately 1.1 million shares in Charter for approximately $2.6 billion, which represents an approximate 27% beneficial ownership in Charter and a price per share of $95.50.

Charter entered into a stockholders agreement that among other things provides Liberty Media the right to designate up to four directors for appointment to Charter's board of directors. Liberty Media designated John Malone, Chairman of Liberty Media; Gregory Maffei, President and chief executive officer of Liberty Media; Balan Nair, executive vice president and chief technology officer of Liberty Global; and Michael Huseby, chief financial officer of Barnes & Noble. Charter’s board of directors appointed these directors effective upon the resignation of Stan Parker, Darren Glatt, Bruce Karsh and Edgar Lee in connection with the closing of the transaction on May 1, 2013. Subject to Liberty Media’s continued ownership level in Charter, the stockholders agreement also provides that Liberty Media can designate up to four directors as nominees for election to Charter’s board of directors at least through Charter’s 2015 annual meeting of stockholders, and that up to one of these individuals may serve on each of the Audit Committee, the Nominating and Corporate Governance Committee, and Compensation and Benefits Committee of Charter’s board of directors.

In addition, Liberty Media agreed to, among other things, not increase its beneficial ownership in Charter above 35% until January 2016 and 39.99% thereafter. Liberty also agreed not to engage in proxy solicitations for nominations to Charter’s board of directors through the 2015 shareholder meeting and continue to so refrain as long as its designees are nominated to the Charter board or the agreement is earlier terminated. Charter approved Liberty Media’s acquisition of beneficial ownership of Charter’s shares under the business combination provisions of the Delaware General Corporation Law.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended March 31,
	2013		2012

Revenues	$1,917	100%	$1,827	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	1,258	66%	1,186	65%
Depreciation and amortization	425	22%	408	22%
Other operating expenses, net	11	1%	3	—%
	1,694	88%	1,597	87%
Income from operations	223	12%	230	13%

Other Expenses:
Interest expense, net	(210)		(237)
Loss on extinguishment of debt	(42)		(15)
Loss on derivative instruments, net	(3)		—
Other expense, net	(1)		(1)
	(256)		(253)

Loss before income taxes	(33)		(23)

Income tax expense	(9)		(71)

Net loss	$(42)		$(94)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(0.42)		$(0.95)

Weighted average common shares outstanding, basic and diluted	100,327,418		99,432,960

Revenues. Total revenue grew $90 million or 5% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Revenue growth primarily reflects increases in the number of residential Internet and commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration offset by a decrease in basic video customers.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,
	2013		2012		2013 over 2012
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$956	50%	$895	49%	$61	7%
Internet	501	26%	452	25%	49	11%
Telephone	171	9%	217	12%	(46)	(21)%
Commercial	183	10%	153	8%	30	20%
Advertising sales	60	3%	66	4%	(6)	(9)%
Other	46	2%	44	2%	2	5%

	$1,917	100%	$1,827	100%	$90	5%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Residential basic video customers decreased by 199,000 from March 31, 2012 to March 31, 2013. The increase in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2013 compared to three months ended March 31, 2012 Increase / (Decrease)

Incremental video services, price adjustments and bundle revenue allocation	$90
Decrease in basic video customers	(26)
Decrease in premium purchases	(3)

$61

Residential Internet customers grew by 251,000 customers from March 31, 2012 to March 31, 2013. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2013 compared to three months ended March 31, 2012 Increase / (Decrease)

Increase in residential Internet customers	$34
Service level changes and price adjustments	15

$49

Residential telephone customers grew by 151,000 customers from March 31, 2012 to March 31, 2013. The decrease in telephone revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2013 compared to three months ended March 31, 2012 Increase / (Decrease)

Price adjustments and bundle revenue allocation	$(58)
Increase in residential telephone customers	12

$(46)

Commercial revenues consist primarily of revenues from services provided to our commercial customers. Commercial PSUs increased 42,000 from March 31, 2012 to March 31, 2013, or 52,000 excluding video counts negatively affected by rate increases under the EBU methodology for commercial customer counts. The increase in commercial revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2013 compared to three months ended March 31, 2012 Increase / (Decrease)

Sales to small-to-medium sized business customers	$23
Carrier site customers	5
Other	2

$30

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues decreased for the three months ended March 31, 2013 as a result of a decrease in revenue from vendors of $5 million, the political sector of $3 million offset by an increase of $2 million from the automotive sector. For the three months ended March 31, 2013 and 2012, we received $5 million and $10 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. The increase during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily the result of increases in late payment fees.

Operating costs and expenses. The increases in our operating costs and expenses are attributable to the following (dollars in millions):

Three months ended March 31, 2013 compared to three months ended March 31, 2012 Increase / (Decrease)

Programming	$24
Franchise, regulatory and connectivity	—
Costs to service customers	36
Marketing	(4)
Other	16

$72

Programming costs were approximately $515 million and $491 million, representing 41% of operating costs and expenses for both the three months ended March 31, 2013 and 2012. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, OnDemand, and pay-per-view programming. The increases in programming costs are primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming, offset in part by video customer losses. Programming costs were also offset by the amortization of payments received from programmers of $1 million for the three months ended March 31, 2012. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, and additional programming, including new sports services and non-linear programming for on-line and OnDemand programming. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including labor, reconnects, maintenance, billing, occupancy and vehicle costs. The increase in costs to service customers during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily the result of increased preventive maintenance levels and higher service labor.

The increases in other expense are attributable to the following (dollars in millions):

Three months ended March 31, 2013 compared to three months ended March 31, 2012 Increase / (Decrease)

Commercial sales expense	$5
Administrative labor	3
Property tax and insurance	3
Other	5

$16

Commercial sales expenses increased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily related to growth in the commercial business.

Depreciation and amortization. Depreciation and amortization expense increased by $17 million for the three months ended March 31, 2013 compared to the corresponding period in 2012, respectively, primarily representing depreciation on more recent capital expenditures, offset by certain assets becoming fully depreciated and a decrease in the amortization of customer relationships.

Other operating expenses, net. Other operating expenses, net increased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to an increase in special charges. The increase is primarily related to net litigation settlements. For more information, see Note 9 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three months ended March 31, 2013 compared to the corresponding period in 2012, net interest expense decreased by $27 million, which was primarily a result of a decrease in our average interest rate from 6.8% for the three months ended March 31, 2012 to 6.0% for the three months ended March 31, 2013 and a decrease in our weighted average debt outstanding from $12.9 billion for the three months ended March 31, 2012 to $12.8 billion for the three months ended March 31, 2013.

Loss on extinguishment of debt. Loss on extinguishment of debt consists of the following for the periods presented:

	Three Months Ended March 31,
	2013	2012

CCH II and Charter Operating notes repurchase	$—	$15
Charter Operating credit facility refinancing	42	—

	$42	$15

For more information, see Note 4 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Loss on derivative instruments, net. Interest rate derivative instruments are held to manage our interest costs and reduce our exposure to increases in floating interest rates. We expensed $3 million during the three months ended March 31, 2013, which represents the change in fair value of our interest rate derivative instruments and amortization of our accumulated other comprehensive loss for interest rate derivative instruments no longer designated as hedges for accounting purposes. For more information, see Note 6 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized for the three months ended March 31, 2013 and 2012 primarily through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to $6 million and $2 million of current federal and state income tax expense, respectively.  Income tax expense for the three months ended March 31, 2013 decreased compared to the corresponding prior period, primarily as a result of a step-up in basis of indefinite-lived assets for tax, but not GAAP purposes, which decreased our net deferred tax liability related to indefinite-lived assets by $55 million. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results, however we do not anticipate having such a large reduction in tax expense unless we enter into future financing transactions similar to that described in Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net loss. Net loss decreased from $94 million for the three months ended March 31, 2012 to $42 million for the three months ended March 31, 2013 primarily as a result of the factors described above.

Loss per common share. During the three months ended March 31, 2013 compared to the corresponding periods in 2012, net loss per common share decreased by $0.53 as a result of the factors described above.

Use of Adjusted EBITDA and Free Cash Flow

We use certain measures that are not defined by accounting principles generally accepted in the United States ("GAAP") to evaluate various aspects of our business. Adjusted EBITDA and free cash flow are non-GAAP financial measures and should be considered in addition to, not as a substitute for, net loss and net cash flows from operating activities reported in accordance with GAAP.

These terms, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and free cash flow are reconciled to net loss and net cash flows from operating activities, respectively, below.

Adjusted EBITDA is defined as net loss plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, loss on derivative instruments, net and other operating expenses, such as special charges and (gain) loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. Management evaluates these costs through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

We believe that Adjusted EBITDA and free cash flow provide information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $51 million and $41 million for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31,
	2013	2012

Net loss	$(42)	$(94)
Plus: Interest expense, net	210	237
Income tax expense	9	71
Depreciation and amortization	425	408
Stock compensation expense	11	11
Loss on extinguishment of debt	42	15
Loss on derivative instruments, net	3	—
Other, net	12	4

Adjusted EBITDA	$670	$652

Net cash flows from operating activities	$541	$454
Less: Purchases of property, plant and equipment	(412)	(340)
Change in accrued expenses related to capital expenditures	(11)	(12)

Free cash flow	$118	$102

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

Bresnan Acquisition and Term Loan E

In February 2013, Charter and Charter Operating entered into an agreement with a wholly owned subsidiary of Cablevision Systems Corporation to acquire Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”), for $1.625 billion in cash, subject to a working capital adjustment, a reduction for certain funded indebtedness of Bresnan and payment of any post-closing refunds of certain Montana property taxes paid under protest by Bresnan prior to the closing. Bresnan manages cable operating systems in Colorado, Montana, Wyoming and Utah that pass more than 660,000 homes and serve 304,000 video customers and 370,000 customer relationships as of December 31, 2012. Charter expects to fund the purchase of Bresnan with the $1.5 billion term loan E described below and borrowings under the Charter Operating credit facilities.

In April 2013, Charter Operating entered into a commitment for a senior secured term loan E facility pursuant to the terms of the Charter Operating credit agreement providing for a $1.5 billion term loan maturing in seven years. Pricing on the new term loan E will be set at LIBOR plus 2.25% with a LIBOR floor of 0.75%, and the term loan was issued at a price of 99.5% of the aggregate principal amount. This transaction and the acquisition of Bresnan are expected to close in the third quarter of 2013.

Amend and Extend Term Loan A and Revolver

In April 2013, Charter Operating entered into an amended and restated credit agreement extending the maturity of its term loan A and revolver one year to 2018, decreasing the applicable LIBOR margin for the term loan A and revolver to 2%, the undrawn commitment fee on the revolver to 0.30% and increasing the revolver capacity to $1.3 billion.

Term Loan F and Repayment of Term Loan C and Term Loan D

In May 2013, Charter Operating entered into a new term loan F facility pursuant to the terms of the Charter Operating credit agreement providing for a $1.2 billion term loan maturing in 2021. Pricing on the new term loan F was set at LIBOR plus 2.25% with a LIBOR floor of 0.75%, and issued at a price of 99.75% of the aggregate principal amount. We used the proceeds to repay Charter Operating's existing term loan C due 2016 and term loan D due 2019.

CCO Holdings Notes Issuance and Tender Offer

In May 2013, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.0 billion aggregate principal amount of 5.75% senior notes due 2024. Concurrently with the pricing of the 5.75% senior notes, a tender offer was launched to purchase any and all of the CCO Holdings 7.875% senior notes due 2018. We used the proceeds from the issuance to purchase the notes tendered in the tender offer. Any notes not tendered will be redeemed.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt.  The principal amount of our debt as of March 31, 2013 was $12.9 billion, consisting of $2.6 billion of credit facility debt and $10.3 billion of high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of March 31, 2013, $47 million of our debt matures in 2013, $400 million in 2014, $87 million in 2015, $598 million in 2016, $1.8 billion in 2017 and $10.0 billion thereafter. As of December 31, 2012, as shown in our annual report on Form 10-K, we had other contractual obligations, including interest on our debt, totaling $6.6 billion. During 2013, we also currently expect capital expenditures to be approximately $1.7 billion, excluding the impact of acquisitions.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $118 million and $102 million for the three months ended March 31, 2013 and 2012, respectively. We expect to generate positive free cash flow for 2013. As of March 31, 2013, the amount available under our credit facilities was approximately $800 million. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating's revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

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

Free Cash Flow

Free cash flow was $118 million and $102 million for the three months ended March 31, 2013 and 2012, respectively. The increase in free cash flow for the three months ended March 31, 2013 compared to the corresponding period in 2012 is primarily due to a decrease of $96 million in cash paid for interest due to a change in the timing of payments with the completion of refinancings. The increase in free cash flow is offset by an increase of $72 million in capital expenditures.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of March 31, 2013, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on March 31, 2013 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on CCO Holdings, LLC's ("CCO Holdings") notes and credit facility are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $65 million and $7 million in cash and cash equivalents as of March 31, 2013 and December 31, 2012, respectively. Additionally, we had $27 million of restricted cash at the end of each respective period.

Operating Activities. Net cash provided by operating activities increased $87 million from $454 million for the three months ended March 31, 2012 to $541 million for the three months ended March 31, 2013, primarily due to $96 million decrease in the timing of cash interest payments and higher Adjusted EBITDA offset by changes in operating assets and liabilities, excluding the change in accrued interest and in accrued expenses related to capital expenditures, that provided $14 million less cash during 2013.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2013 and 2012 was $432 million and $365 million, respectively. The increase is primarily due to higher capital expenditures.

Financing Activities. Net cash used in financing activities was $51 million and $87 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in cash used was primarily the result of a decrease by which repayments of long-term debt, including applicable premiums, exceeded borrowings.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $412 million and $340 million for the three months ended March 31, 2013 and 2012, respectively.  The increase related to higher set-top box placement in new and existing customer homes, increases in inventory to support customer growth activity, expenditures for fleet replacement and real estate related to our organizational realignment and back-office system expenditures. The increase in line extension expenditures was primarily driven by the higher number of cell towers that Charter now serves. See the table below for more details.

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

Our capital expenditures are funded primarily from free cash flow and borrowings on our credit facility. In addition, our liabilities related to capital expenditures decreased by $11 million and $12 million for the three months ended March 31, 2013 and 2012, respectively.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2013 and 2012. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended March 31,
	2013	2012

Customer premise equipment (a)	$233	$172
Scalable infrastructure (b)	54	88
Line extensions (c)	46	30
Upgrade/rebuild (d)	39	34
Support capital (e)	40	16

Total capital expenditures (f)	$412	$340

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

(f)	Total capital expenditures includes $62 million and $38 million of capital expenditures related to commercial services for the three months ended March 31, 2013 and 2012, respectively.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks, including fluctuations in interest rates. We use interest rate derivative instruments to manage our interest costs and reduce our exposure to increases in floating interest rates. We manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt. Using interest rate derivative instruments, we agree to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

As of both March 31, 2013 and December 31, 2012, the accreted value of our debt was approximately $12.8 billion.  As of March 31, 2013 and December 31, 2012, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 4.5% and 4.2%, respectively, and the weighted average interest rate on the high-yield notes was approximately 6.0% and 6.7%, respectively, resulting in a blended weighted average interest rate of 5.7% and 6.0%, respectively.  The interest rate on approximately 93% and 87% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of March 31, 2013 and December 31, 2012, respectively.

We do not hold or issue derivative instruments for speculative trading purposes. We, until de-designating in the three months ended March 31, 2013, had certain interest rate derivative instruments that were designated as cash flow hedging instruments for GAAP purposes. Such instruments effectively converted variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the condensed consolidated statements of operations. We formally documented, designated and assessed the effectiveness of transactions that received hedge accounting.

Changes in the fair value of interest rate derivative instruments that were designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that met effectiveness criteria were reported in accumulated other comprehensive loss. The amounts were subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses). For the three months ended March 31, 2013 and 2012, gains of $7 million and $1 million related to derivative instruments designated as cash flow hedges were recorded in other comprehensive loss, respectively.

Due to repayment of variable rate credit facility debt without a LIBOR floor, certain interest rate derivative instruments were de-designated as cash flow hedges during the three months ended March 31, 2013, as they no longer met the criteria for cash flow hedging specified by GAAP. In addition, on March 31, 2013, the remaining interest rate derivative instruments that continued to be highly effective cash flow hedges for GAAP purposes were electively de-designated. On the date of de-designation, we completed a final measurement test for each interest rate derivative instrument to determine any ineffectiveness and such amount was reclassified from accumulated other comprehensive loss into loss on derivative instruments, net in our condensed consolidated statements of operations. For the three months ended March 31, 2013, a loss of $4 million related to the reclassification from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance was recorded in loss on derivative instruments, net. While these interest rate derivative instruments are no longer designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded in loss on derivative instruments, net in our condensed consolidated statements of operations. For the three months ended March 31, 2013, a gain of $1 million related to the change in fair value of interest rate derivative instruments not designated as cash flow hedges was recorded in loss on derivative instruments, net. The balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments will be amortized over the respective lives of the contracts and recorded as a loss on derivative instruments, net in our condensed consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of March 31, 2013 that is expected to be reclassified into earnings within the next twelve months is approximately $30 million.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2013 (dollars in millions):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at March 31, 2013
Debt:
Fixed Rate	$—	$—	$—	$—	$1,000	$9,250	$10,250	$10,769
Average Interest Rate	—%	—%	—%	—%	7.25%	6.49%	6.56%

Variable Rate	$47	$400	$87	$598	$809	$707	$2,648	$2,648
Average Interest Rate	2.84%	2.95%	3.10%	4.24%	4.02%	5.76%	4.32%

Interest Rate Instruments:
Variable to Fixed Rate	$500	$800	$300	$250	$850	$—	$2,700	$67
Average Pay Rate	5.33%	5.65%	5.99%	4.89%	4.84%	—%	5.31%
Average Receive Rate	3.60%	3.67%	3.82%	4.51%	5.24%	—%	4.24%

As of March 31, 2013, we had $2.7 billion in notional amounts of interest rate derivative instruments outstanding. This includes $900 million in delayed start interest rate derivative instruments that become effective in September 2013 through March 2015.  In any future quarter in which a portion of these delayed start interest rate derivative instruments first becomes effective, an equal or greater notional amount of the currently effective interest rate derivative instruments are scheduled to mature.  Therefore, the

$1.8 billion notional amount of currently effective interest rate derivative instruments will gradually step down over time as current interest rate derivative instruments mature and an equal or lesser amount of delayed start interest rate derivative instruments become effective.

The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at March 31, 2013 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

Our Annual Report on Form 10-K for the year ended December 31, 2012 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K, except as described below.

On March 27, 2009, Charter filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York. On November 17, 2009, the Bankruptcy Court issued its Order and Opinion confirming the Joint Plan of Reorganization (the "Plan") over the objections of various objectors. Charter consummated the Plan on November 30, 2009.

Two appeals were pending relating to confirmation of the Plan, the appeals by (i) Law Debenture Trust Company of New York (“LDT”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan and the holders of which already received distributions of approximately $168 million pursuant to the Plan); and (ii) R2 Investments, LDC (“R2 Investments”) (a former equity interest holder in Charter). On January 10, 2013, R2 Investments and LDT filed a petition for a writ of certiorari with the United States Supreme Court, asking that court to review the 2nd Circuit's decision. On April 29, 2013, the Supreme Court issued its order that the writ of certiorari has been denied.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2012 includes “Risk Factors” under Item 1A of Part I. Except for the updated risk factors described below, there have been no material changes from the risk factors described in our Form 10-K. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

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

The consummation of the Plan generated an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and the sale of shares of 27% of the beneficial amount of our common stock by Apollo Management, L.P. and certain related funds, Oaktree Opportunities Investments, L.P. and certain related funds and funds affiliated with Crestview Partners, L.P. to Liberty Media Corporation resulted in a second "ownership change" pursuant to Section 382. In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned, directly or indirectly, by “5-percent stockholders” (within the meaning of Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned, directly or indirectly, by such “5-percent stockholders” at any time over the preceding three years. As a result, we are subject to an annual limitation on the use of our loss carryforwards which existed at November 30, 2009 for the first "ownership change" and those that existed at May 1, 2013 for the second "ownership change." The limitation on our ability to use our loss carryforwards, in conjunction with the loss carryforward expiration provisions, could reduce our ability to use a portion of our loss carryforwards to offset future taxable income, which could result in us being required to make material cash tax payments. Our ability to make such income tax payments, if any, will depend at such time on our liquidity or our ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.

If we were to experience a third ownership change in the future (as a result of purchases and sales of stock by our 5-percent stockholders, new issuances or redemptions of our stock, certain acquisitions of our stock and issuances, redemptions, sales or other dispositions or acquisitions of interests in our 5-percent stockholders), our ability to use our loss carryforwards could become subject to further limitations. Our common stock is subject to certain transfer restrictions contained in our amended and restated certificate of incorporation. These restrictions, which are designed to minimize the likelihood of an ownership change occurring and thereby preserve our ability to utilize our loss carryforwards, are not currently operative but could become operative in the future if certain events occur and the restrictions are imposed by our board of directors. However, there can be no assurance that our board of directors would choose to impose these restrictions or that such restrictions, if imposed, would prevent an ownership change from occurring.

Risks Related to Ownership Positions of Charter’s Principal Shareholders

Our principal stockholders own a significant amount of our common stock, giving them influence over corporate transactions and other matters.

Members of our board of directors include directors who are also officers, directors and/or partners of our principal stockholders. Mr. John Malone is the Chairman of Liberty Media, Corporation;  Mr. Greg Maffei is the president and chief executive officer of Liberty Media Corporation; and Mr. Jeffrey Marcus is a partner of Crestview Partners, L.P. As of May 1, 2013, Liberty Media Corporation beneficially held approximately 27% of our Class A common stock. Funds affiliated with Crestview beneficially held approximately 7% of our outstanding Class A common stock as of May 1, 2013.  Liberty Media Corporation has the right to designate up to four directors as nominees for our board of directors through our 2015 annual meeting of stockholders with one designated director to be appointed to each of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee. Our principal stockholders may be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate action, such as mergers and other business combination transactions should these stockholders retain a significant ownership interest in us.  Our principal stockholders are not restricted from investing in, and have invested in, and engaged in, other businesses involving or related to the operation of cable television systems, video programming, Internet service, telephone or business and financial transactions conducted through broadband interactivity and Internet services.  The principal stockholders may also engage in other businesses that compete or may in the future compete with us.

The principal stockholders' substantial influence over our management and affairs could create conflicts of interest if any of them were faced with decisions that could have different implications for them and us.

Item 2.     Unregistered Sales of Equity Proceeds and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the first quarter of 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2013	1,375 (1)	$78.76	N/A	N/A
February 1 - 28, 2013	45,544 (1)	$79.04	N/A	N/A
March 1 - 31, 2013	12,194 (1)	$92.17	N/A	N/A

(1)
In January, February and March 2013, Charter withheld 1,375, 45,544 and 12,194 shares of its common stock, respectively, in payment of income tax withholding owed by employees upon vesting of restricted shares and restricted stock units.

Item 6.     Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: May 7, 2013		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

1.1
Stockholders Agreement of Liberty Media Corporation to purchase Charter Communications, Inc. shares dated March 19, 2013 (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K of Charter Communications, Inc. filed March 19, 2013 (File No. 001-33664)).

10.1
Purchase Agreement dated February 7, 2013 between CSC Holdings, LLC, and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed February 12, 2013 (File No. 001-33664)).

10.2
Sixth Supplemental Indenture relating to the 5.25% senior notes due 2021, dated as of March 14, 2013, by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed March 15, 2013 (File No. 001-33664)).

10.3
Seventh Supplemental Indenture relating to the 5.75% senior notes due 2023, dated as of March 14, 2013, by and among CCO Holdings, LLC, and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed March 15, 2013 (File No. 001-33664)).

10.4
Registration Rights Agreement relating to the 5.25% senior notes due 2021 and the 5.75% senior notes due 2023, dated as of March 14, 2013, by and among CCO Holdings, LLC, CCO Holdings Capital Corp., Charter Communications, Inc. and Deutsche Bank Securities Inc., for itself and the other purchasers named therein (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed March 15, 2013 (File No. 001-33664)).

10.5*
Amendment No. 1 dated March 22, 2013 to the Amended and Restated Credit Agreement dated as of March 18, 1999 and amended and restated on April 11, 2012 between Charter Communications Operating, LLC, as borrower, CCO Holdings, LLC, as guarantor, and Bank of America, N.A., as administrative agent.

10.6*
Amendment No. 2 dated April 22, 2013 to the Amended and Restated Credit Agreement dated as of March 18, 1999 and amended and restated on April 11, 2012 between Charter Communications Operating, LLC, as borrower, CCO Holdings, LLC, as guarantor, and Bank of America, N.A., as administrative agent.

10.7*
Eighth Supplemental Indenture relating to the 5.75% senior notes due 2024, dated as of May 3, 2013, by and among CCO Holdings, LLC and CCO Holdings Capital Corp., as Issuers, Charter Communications, Inc., as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.8*
Incremental Activation Notice, dated as of May 3, 2013 delivered by Charter Communications Operating, LLC, CCO Holdings, LLC, the Subsidiary Guarantors Party thereto and each Term F Lender party thereto to Bank of America, N.A., as Administrative Agent under the credit agreement, dated as of March 18, 1999 as amended and restated as of March 31, 2010 and as further amended and restated as of April 11, 2012.

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
101
The following financial statements from Charter Communications, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the Securities and Exchange Commission on May 7, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

_____________

*	Filed herewith.

E- 1