Form 10-Q
period 2013-06-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2013-08-06
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares of Class A common stock outstanding as of June 30, 2013: 101,443,869

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED June 30, 2013

This quarterly report on Form 10-Q is for the three and six months ended June 30, 2013. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44	$7
Restricted cash and cash equivalents	—	27
Accounts receivable, less allowance for doubtful accounts of
$15 and $14, respectively	223	234
Prepaid expenses and other current assets	66	62
Total current assets	333	330

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $4,303 and $3,563, respectively	7,313	7,206
Franchises	5,287	5,287
Customer relationships, net	1,294	1,424
Goodwill	953	953
Total investment in cable properties, net	14,847	14,870

OTHER NONCURRENT ASSETS	409	396

Total assets	$15,589	$15,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,280	$1,224
Total current liabilities	1,280	1,224

LONG-TERM DEBT	12,812	12,808
DEFERRED INCOME TAXES	1,374	1,321
OTHER LONG-TERM LIABILITIES	62	94

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
101,549,969 and 101,176,247 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	1,657	1,616
Accumulated deficit	(1,530)	(1,392)
Treasury stock at cost; 106,100 and 0 shares, respectively	(10)	—
Accumulated other comprehensive loss	(56)	(75)
Total shareholders’ equity	61	149

Total liabilities and shareholders’ equity	$15,589	$15,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

REVENUES	$1,972	$1,884	$3,889	$3,711

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	1,295	1,204	2,553	2,390
Depreciation and amortization	436	415	861	823
Other operating (income) expenses, net	5	(4)	16	(1)

	1,736	1,615	3,430	3,212

Income from operations	236	269	459	499

OTHER INCOME (EXPENSES):
Interest expense, net	(211)	(225)	(421)	(462)
Loss on extinguishment of debt	(81)	(59)	(123)	(74)
Gain on derivative instruments, net	20	—	17	—
Other expense, net	(2)	—	(3)	(1)

	(274)	(284)	(530)	(537)

Loss before income taxes	(38)	(15)	(71)	(38)

Income tax expense	(58)	(68)	(67)	(139)

Net loss	$(96)	$(83)	$(138)	$(177)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.96)	$(0.84)	$(1.37)	$(1.78)

Weighted average common shares outstanding, basic and diluted	100,600,678	99,496,755	100,464,808	99,464,858

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(96)	$(83)	$(138)	$(177)
Net impact of gains (losses) on interest rate derivative instruments, net of tax	8	(12)	19	(11)

Comprehensive loss	$(88)	$(95)	$(119)	$(188)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(138)	$(177)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	861	823
Noncash interest expense	23	24
Loss on extinguishment of debt	123	74
Gain on derivative instruments, net	(17)	—
Deferred income taxes	56	136
Other, net	53	11
Changes in operating assets and liabilities:
Accounts receivable	11	16
Prepaid expenses and other assets	(6)	(11)
Accounts payable, accrued expenses and other	59	27
Net cash flows from operating activities	1,025	923

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(834)	(808)
Change in accrued expenses related to capital expenditures	2	13
Other, net	(14)	10
Net cash flows from investing activities	(846)	(785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	4,710	2,817
Repayments of long-term debt	(4,825)	(2,919)
Payments for debt issuance costs	(32)	(24)
Purchase of treasury stock	(10)	(4)
Other, net	15	(5)
Net cash flows from financing activities	(142)	(135)

NET INCREASE IN CASH AND CASH EQUIVALENTS	37	3
CASH AND CASH EQUIVALENTS, beginning of period	7	2
CASH AND CASH EQUIVALENTS, end of period	$44	$5

CASH PAID FOR INTEREST	$370	$448

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

Certain prior year amounts have been reclassified to conform with the 2013 presentation.

Restricted cash and cash equivalents on the accompanying condensed consolidated balance sheets consist of amounts held in an escrow account pending final resolution from the Bankruptcy Court. See Note 12. In April 2013, the restrictions on the cash and cash equivalents were resolved.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

2.    Franchises, Goodwill and Other Intangible Assets

As of June 30, 2013 and December 31, 2012, indefinite lived and finite-lived intangible assets are presented in the following table:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Franchises	$5,287	$—	$5,287	$5,287	$—	$5,287
Goodwill	953	—	953	953	—	953
Trademarks	158	—	158	158	—	158

	$6,398	$—	$6,398	$6,398	$—	$6,398

Finite-lived intangible assets:
Customer relationships	$2,368	$1,074	$1,294	$2,368	$944	$1,424
Other intangible assets	121	36	85	105	29	76
	$2,489	$1,110	$1,379	$2,473	$973	$1,500

Amortization expense related to customer relationships and other intangible assets for the three months ended June 30, 2013 and 2012 was $69 million and $74 million, respectively, and for the six months ended June 30, 2013 and 2012 was $137 million and $148 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

Six months ended December 31, 2013	$134
2014	244
2015	218
2016	192
2017	165
Thereafter	426

$1,379

Actual amortization expense in future periods will differ from these estimates as a result of the Bresnan acquisition (see Note 16) and any other new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

3.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consist of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Accounts payable – trade	$86	$107
Accrued capital expenditures	158	156
Deferred revenue	84	81
Accrued expenses:
Interest	185	155
Programming costs	342	323
Franchise related fees	54	52
Compensation	132	145
Other	239	205

	$1,280	$1,224

4.    Long-Term Debt

Long-term debt consists of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	$1,000	$1,000	$1,000	$1,000
7.875% senior notes due April 30, 2018	—	—	900	900
7.000% senior notes due January 15, 2019	1,400	1,393	1,400	1,392
8.125% senior notes due April 30, 2020	700	700	700	700
7.375% senior notes due June 1, 2020	750	750	750	750
5.250% senior notes due March 15, 2021	500	500	—	—
6.500% senior notes due April 30, 2021	1,500	1,500	1,500	1,500
6.625% senior notes due January 31, 2022	750	746	750	746
5.250% senior notes due September 30, 2022	1,250	1,239	1,250	1,238
5.125% senior notes due February 15, 2023	1,000	1,000	1,000	1,000
5.750% senior notes due September 1, 2023	500	500	—	—
5.750% senior notes due January 15, 2024	1,000	1,000	—	—
Credit facility due September 6, 2014	350	337	350	332
Charter Communications Operating, LLC:
Credit facilities	2,181	2,147	3,337	3,250
Long-Term Debt	$12,881	$12,812	$12,937	$12,808

The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale, plus the accretion to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $986 million as of June 30, 2013.

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

In April 2012, Charter Operating entered into a senior secured term loan D facility pursuant to the terms of the Charter Operating credit agreement providing for $750 million of term loans with a final maturity date of May 15, 2019. Pricing on the new term loan D was set at LIBOR plus 3% with a LIBOR floor of 1%, and issued at a price of 99.5% of the aggregate principal amount. The proceeds were used to refinance Charter Operating's existing term loan B-1 and term loan B-2, both due 2014, with the remaining amount used to pay down a portion of its existing term loan C due 2016. Charter Operating concurrently amended and restated its existing $1.3 billion revolving credit facility with a new $1.15 billion revolving credit facility due 2017 at the interest rate of LIBOR plus 2.25% and amended and restated its existing credit agreement dated March 31, 2010. The Company recorded a loss on extinguishment of debt of approximately $59 million during the three and six months ended June 30, 2012 related to these transactions.

In March 2013, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $500 million aggregate principal amount of 5.25% senior notes due 2021 (the "2021 Notes") and $500 million aggregate principal amount of 5.750% senior notes due 2023 (the "2023 Notes") (collectively, the "Notes"). The proceeds from the Notes were used for repaying amounts outstanding under the Charter Operating term loan C facility. The Company recorded a loss on extinguishment of debt of approximately $42 million for the six months ended June 30, 2013 related to these transactions.

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

In March 2013, Charter Operating entered into an amendment to its credit agreement.  The amendment, among other things, eliminated the $7.5 billion cap on the incurrence of first lien debt; and eliminated the requirement for providing Charter Operating financial statements and instead allowing for Charter financial statements with consolidating information.

In April 2013, Charter Operating entered into an amendment to its credit agreement extending the maturity of its term loan A and revolver one year to 2018, decreasing the applicable LIBOR margin for the term loan A and revolver to 2%, decreasing the undrawn commitment fee on the revolver to 0.35% and increasing the revolver capacity to $1.3 billion. The Company recorded a loss on extinguishment of debt of approximately $2 million for the three and six months ended June 30, 2013 related to these transactions.

In May 2013, Charter Operating entered into a new term loan F facility pursuant to the terms of the Charter Operating credit agreement providing for a $1.2 billion term loan maturing in 2021. Pricing on the new term loan F was set at LIBOR plus 2.25% with a LIBOR floor of 0.75%, and issued at a price of 99.75% of the aggregate principal amount. The Company used the proceeds

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

to repay Charter Operating's existing term loan C due 2016 and term loan D due 2019. The Company recorded a loss on extinguishment of debt of approximately $14 million for the three and six months ended June 30, 2013 related to these transactions.

In May 2013, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.0 billion aggregate principal amount of 5.75% senior notes due 2024 (the "2024 Notes"). Concurrently with the pricing of the 5.75% senior notes, a tender offer was launched to purchase any and all of the CCO Holdings 7.875% senior notes due 2018. The Company used the proceeds from the issuance to purchase the notes tendered in the tender offer. Any notes not tendered were subsequently called in June. The Company recorded a loss on extinguishment of debt of approximately $65 million for the three and six months ended June 30, 2013 related to these transactions.

The 2024 Notes are guaranteed by Charter.  They are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The 2024 Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating credit facilities.

CCO Holdings may redeem some or all of the 2024 Notes at any time at a premium.  The optional redemption price declines to 100% of the respective series' principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2018 through 2021.

In addition, at any time prior to July 15, 2016, CCO Holdings may redeem up to 35% of the aggregate principal amount of the 2024 Notes at a redemption price at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture) provided that certain conditions are met.

In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding 2024 Notes from the holders at a purchase price equal to 101% of the total principal amount of the 2024 Notes, plus any accrued and unpaid interest.

In June 2013, Charter Operating entered into an amendment to its credit agreement. The amendment, among other things: (i) modified the restricted payments covenant to permit expanded flexibility for acquisitions; (ii) modified the events of default under the credit agreement to permit change of control offers with respect to assumed indebtedness subject to certain restrictions; (iii) modified the transactions with affiliates covenant; (iv) permits the granting of equal and ratable security on certain assumed indebtedness subject to pro forma compliance with certain financial tests; (v) permits incremental term loans to amortize equivalent to the existing term loan A-1; and (vi) allows for an increase in revolving commitments based on Charter Operating's annualized operating cash flow.

5.    Treasury Stock

In January 2012, the Company purchased, in a private transaction with a shareholder, 49,332 shares of its common stock at $55.18 for a total of $3 million. These shares were retired in January 2012.

During the three and six months ended June 30, 2013, the Company withheld 46,987 and 106,100, respectively, shares of its common stock in payment of $5 million and $10 million income tax withholding owed by employees upon vesting of restricted shares, respectively. During the three and six months ended June 30, 2012, the Company withheld 5,566 and 10,924 shares, respectively, of its common stock in payment of $1 million income tax withholding owed by employees upon vesting of restricted shares. In December 2012, Charter's board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2012. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders' equity.

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

The effect of interest rate derivative instruments on the Company’s condensed consolidated balance sheets is presented in the table below:

	June 30, 2013	December 31, 2012

Other long-term liabilities:
Fair value of interest rate derivatives designated as hedges	$—	$67
Fair value of interest rate derivatives not designated as hedges	$29	$—

Accrued interest:
Fair value of interest rate derivatives designated as hedges	$—	$8
Fair value of interest rate derivatives not designated as hedges	$10	$—

Accumulated other comprehensive loss:
Fair value of interest rate derivatives designated as hedges	$—	$(75)
Fair value of interest rate derivatives not designated as hedges	$(56)	$—

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

Due to repayment of variable rate credit facility debt without a LIBOR floor, certain interest rate derivative instruments were de-designated as cash flow hedges during the three months ended March 31, 2013, as they no longer met the criteria for cash flow hedging specified by GAAP. In addition, on March 31, 2013, the remaining interest rate derivative instruments that continued to be highly effective cash flow hedges for GAAP purposes were electively de-designated. On the date of de-designation, the Company completed a final measurement test for each interest rate derivative instrument to determine any ineffectiveness and such amount was reclassified from accumulated other comprehensive loss into gain on derivative instruments, net in the Company's condensed consolidated statements of operations. While these interest rate derivative instruments are no longer designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in the Company's condensed consolidated statements of operations. The balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments will be amortized over the respective lives of the contracts and recorded as a loss within gain on derivative instruments, net in the Company's condensed consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of June 30, 2013 that is expected to be reclassified into earnings within the next twelve months is approximately $26 million.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effects of interest rate derivative instruments on the Company’s condensed consolidated statements of operations is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Gain on derivative instruments, net:
Change in fair value of interest rate derivative instruments not designated as cash flow hedges	$28	$—	$29	$—
Loss reclassified from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance	$(8)	$—	$(12)	$—

Interest expense:
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	$—	$(9)	$(10)	$(17)

As of June 30, 2013 and December 31, 2012, the Company had $2.7 billion and $3.1 billion in notional amounts of interest rate derivative instruments outstanding. This includes $900 million in delayed start interest rate derivative instruments that become effective in September 2013 through March 2015.  In any future quarter in which a portion of these delayed start interest rate derivative instruments first becomes effective, an equal or greater notional amount of the currently effective interest rate derivative instruments are scheduled to mature.  Therefore, the $1.8 billion notional amount of currently effective interest rate derivative instruments will gradually step down over time as current interest rate derivative instruments mature and an equal or lesser amount of delayed start interest rate derivative instruments become effective.

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of June 30, 2013 and December 31, 2012 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The estimated fair value of the Company’s debt at June 30, 2013 and December 31, 2012 are based on quoted market prices and is classified within Level 1 of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
CCO Holdings senior notes	$10,328	$10,525	$9,226	$9,933
Credit facilities	$2,484	$2,501	$3,582	$3,695

The interest rate derivative instruments were valued as $39 million and $75 million liabilities as of June 30, 2013 and December 31, 2012, respectively, using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 of the valuation hierarchy. The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 2.26% and 2.25% at June 30, 2013 and December 31, 2012, respectively (exclusive of applicable spreads).

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded during the three and six months ended June 30, 2013 and 2012.

8.     Operating Costs and Expenses

Operating costs and expenses consist of the following for the years presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Programming	$523	$496	$1,038	$987
Franchise, regulatory and connectivity	93	93	185	185
Costs to service customers	369	323	732	650
Marketing	116	107	224	219
Other	194	185	374	349

	$1,295	$1,204	$2,553	$2,390

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

9.     Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the years presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

(Gain)/loss on sale of assets, net	$—	$(14)	$1	$(13)
Special charges, net	5	10	15	12

	$5	$(4)	$16	$(1)

Gain (loss) on sale of assets, net

Gain (loss) on sale of assets represents the gain or loss recognized on the sales and disposals of fixed assets and cable systems.

Special charges, net

Special charges, net for the three and six months ended June 30, 2013 and 2012 primarily include severance charges and net amounts of litigation settlements.

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

For the three and six months ended June 30, 2013, the Company recorded $58 million and $67 million of income tax expense, respectively. For the three and six months ended June 30, 2012, the Company recorded $68 million and $139 million of income tax expense, respectively. Income tax expense is recognized primarily through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. Income tax expense for the three and six months ended June 30, 2013 decreased compared to the corresponding prior periods, primarily as a result of a step-up in basis of indefinite-lived assets for tax, but not GAAP purposes, which decreased the Company's net deferred tax liability related to indefinite-lived assets by $8 million and $63 million, respectively.

The step-up for tax purposes corresponds to gains recognized by corporate subsidiaries of Charter, which are partners in Charter Holdco, and resulted primarily from the repayment of Charter Operating credit facility debt with proceeds from the CCO Holdings notes issued in March 2013, see Note 4. The repayment of Charter Operating credit facility debt, which is not guaranteed by Charter, with proceeds from the Notes, which are guaranteed by Charter, had the effect of reducing the amount of debt allocable to the non-guarantor corporate subsidiaries of Charter. For partnership tax purposes, the reduction in the amount of non-guaranteed debt available to allocate to these corporate subsidiaries caused them to recognize gains due to limited basis in their partnership interests in Charter Holdco. The tax provision in future periods will vary based on various factors including changes in its deferred tax liabilities attributable to indefinite-lived intangibles, as well as future operating results, however the Company does not anticipate having such a large reduction in tax expense attributable to this item unless it enters into similar future financing transactions.

As of June 30, 2013 and December 31, 2012, the Company had net deferred income tax liabilities of approximately $1.4 billion and $1.3 billion, respectively. Included in net deferred tax liabilities are net current deferred assets of $15 million and $18 million as of June 30, 2013 and December 31, 2012, respectively, included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets of the Company. Net deferred tax liabilities included approximately $223 million and $219 million at June 30, 2013 and December 31, 2012, respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of the Company's net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained.  A reconciliation of the beginning and ending amount of unrecognized tax benefits included in deferred income taxes on the accompanying consolidated balance sheets of the Company is as follows:

Balance at December 31, 2012	$202
Reductions due to tax positions related to prior year	(193)

Balance at June 30, 2013	$9

The Company's entire reserve for uncertain tax positions includes tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the character of the deductibility. Included in the balance at June 30, 2013 are $193 million of net reductions related to losses which would be offset by gains discussed above. The change in character of the deduction would not impact the annual effective tax rate after consideration of the valuation allowance. The deductions for the uncertain tax positions are included with the loss carryforwards in the deferred tax assets.

On May 1, 2013, Liberty Media Corporation (“Liberty Media”) completed its purchase of a 27% beneficial interest in Charter (see Note 11). Upon closing, Charter experienced a second “ownership change” as defined in Section 382 of the Internal Revenue Code resulting in a second set of limitations on Charter’s use of its existing federal and state net operating losses, capital losses, and tax credit carryforwards. The historical ownership change limitations that applied as a result of our emergence from bankruptcy in 2009 will also continue to apply. The primary driver of the size of the additional Section 382 limitations is Charter’s equity value as measured primarily by the trading price of its publicly traded common stock at closing of the transaction. The second Section 382 limitations will limit the immediate availability of Charter’s pre-change net operating loss carryforwards, however Charter believes the annual and recognized built-in gains limitations will, over time, allow Charter’s net operating loss carryforwards to become fully available to offset future taxable income, if any.
No tax years for Charter or Charter Holdco are currently under examination by the IRS.  Tax years ending 2009 through 2012 remain subject to examination and assessment. Years prior to 2009 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

11.     Related Party Transactions

On May 1, 2013, Liberty Media completed its purchase from investment funds managed by, or affiliated with, Apollo Global Management LLC, Oaktree Capital Management, L.P. and Crestview Partners of approximately 26.9 million shares and warrants to purchase approximately 1.1 million shares in Charter for approximately $2.6 billion (the "Liberty Media Transaction"), which represents an approximate 27% beneficial ownership in Charter and a price per share of $95.50.

In connection with the Liberty Media Transaction, Charter entered into a stockholders agreement with Liberty Media that, among other things, provided Liberty Media with the right to designate four directors for appointment to Charter's board of directors in connection with the closing. Liberty Media designated John Malone, Chairman of Liberty Media, Gregory Maffei, president and chief executive officer of Liberty Media, Balan Nair, executive vice president and chief technology officer of Liberty Global plc, and Michael Huseby, president of Barnes & Noble, Inc. Charter’s board of directors appointed these directors effective upon the resignations of Stan Parker, Darren Glatt, Bruce Karsh and Edgar Lee in connection with the closing of the Liberty Media Transaction on May 1, 2013. Subject to Liberty Media’s continued ownership level in Charter, the stockholders agreement also provides that Liberty Media can designate up to four directors as nominees for election to Charter’s board of directors at least through Charter’s 2015 annual meeting of stockholders, and that up to one of these individuals may serve on each of the Audit Committee, the Nominating and Corporate Governance Committee, and Compensation and Benefits Committee of Charter’s board of directors. Consistent with these provisions, the board appointed Dr. Malone to serve on the Nominating and Corporate Governance Committee, Mr. Maffei to serve on the Finance Committee and the Compensation and Benefits Committee and Mr. Huseby to serve on the Audit Committee.

In addition, Liberty Media agreed to not increase its beneficial ownership in Charter above 35% until January 2016, at which point such limit increases to 39.99%. Liberty Media is also, subject to certain exceptions, subject to certain customary standstill provisions that prohibit Liberty Media from, among other things, engaging in proxy or consent solicitations relating to the election of directors. The standstill limitations apply through the 2015 shareholder meeting and continue to apply as long as Liberty Media's designees are nominated to the Charter board, unless the agreement is earlier terminated. Charter approved Liberty Media as an interested stockholder under the business combination provisions of the Delaware General Corporation Law.

The Company is aware that Dr. Malone may be deemed to have a 34.5% voting interest in Liberty Interactive Corp. (“Liberty Interactive”) and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 36.9% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc (“QVC”). The Company has programming relationships with HSN and QVC which pre-date the Liberty Media Transaction. For the three months ended June 30, 2013, the Company received payments in aggregate of approximately $3 million from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in Charter's footprint.
Dr. Malone also serves on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 4.3% in the aggregate of the common stock of Discovery and has a 29.2% voting interest in Discovery for the election of directors. In addition, Dr. Malone owns 9.2% in the aggregate of the common stock of Starz and has 42.8% of the voting power. Mr. Maffei is a non-executive Chairman of the board of Starz. The Company purchases programming from both Discovery and Starz pursuant to agreements entered into prior to the Liberty Media Transaction and Dr. Malone and Mr. Maffei joining Charter's board of directors. Based on publicly available information, the Company does not believe that either Discovery or Starz would currently be considered related parties. The amounts paid to Discovery and Starz represent less than 3% of total operating costs and expenses for the three months ended June 30, 2013.
Cartus Corporation ("Cartus") provides relocation services for the Company's employees. Cartus is a subsidiary of Realogy Holdings Corp. ("Realogy"). Apollo Management, L.P. holds a 45% interest in Realogy. The amounts paid to Cartus include relocation expenses paid for the relocation of employees and a fee per employee relocated. For the three and six months ended June 30, 2013, the Company paid Cartus $2 million and $4 million, respectively. For the three and six months ended June 30, 2012, the Company paid Cartus $0.2 million and $0.5 million, respectively. For the year ended December 31, 2012, the Company paid Cartus $3 million.

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

13.     Stock Compensation Plans

Charter’s 2009 Stock Incentive Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting services for the Company, are eligible for grants under the 2009 Stock Incentive Plan. In April 2013, Charter's board of directors and shareholders approved an additional 6 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock) under the 2009 Stock Incentive Plan.

The Company granted the following equity awards for the years presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Stock options	$51,100	$447,700	$153,600	$453,700
Restricted stock	12,700	243,800	12,700	243,800
Restricted stock units	13,600	46,900	39,800	62,400

Stock options generally vest annually over four years from either the grant date or delayed vesting commencement dates. Stock options generally expire ten years from the grant date. Restricted stock vests annually over a one to four-year period beginning from the date of grant. A portion of stock options and restricted stock vest based on achievement of stock price hurdles. Restricted stock units have no voting rights and vest ratably over four years from either the grant date or delayed vesting commencement dates. As of June 30, 2013, total unrecognized compensation remaining to be recognized in future periods totaled $40 million for stock options, $25 million for restricted stock and $17 million for restricted stock units and the weighted average period over which they are expected to be recognized is 2 years for stock options, 2 years for restricted stock and 3 years for restricted stock units.

The Company recorded $15 million and $26 million of stock compensation expense for the three and six months ended June 30, 2013, respectively, and $13 million and $24 million of stock compensation expense for the three and six months ended June 30, 2012, respectively, which is included in operating costs and expenses.

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

Condensed consolidating financial statements as of June 30, 2013 and December 31, 2012 and for the six months ended June 30, 2013 and 2012 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1	$—	$—	$43	$—	$44
Accounts receivable, net	—	8	—	215	—	223
Receivables from related party	48	155	7	—	(210)	—
Prepaid expenses and other current assets	13	11	—	42	—	66
Total current assets	62	174	7	300	(210)	333

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	31	—	7,282	—	7,313
Franchises	—	—	—	5,287	—	5,287
Customer relationships, net	—	—	—	1,294	—	1,294
Goodwill	—	—	—	953	—	953
Total investment in cable properties, net	—	31	—	14,816	—	14,847

CC VIII PREFERRED INTEREST	111	258	—	—	(369)	—
INVESTMENT IN SUBSIDIARIES	1,044	212	10,504	—	(11,760)	—
LOANS RECEIVABLE – RELATED PARTY	—	318	412	—	(730)	—
OTHER NONCURRENT ASSETS	—	163	125	121	—	409

Total assets	$1,217	$1,156	$11,048	$15,237	$(13,069)	$15,589

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6	$106	$171	$997	$—	$1,280
Payables to related party	—	—	—	210	(210)	—
Total current liabilities	6	106	171	1,207	(210)	1,280

LONG-TERM DEBT	—	—	10,665	2,147	—	12,812
LOANS PAYABLE – RELATED PARTY	—	—	—	730	(730)	—
DEFERRED INCOME TAXES	1,150	—	—	224	—	1,374
OTHER LONG-TERM LIABILITIES	—	6	—	56	—	62

Shareholders’/Member’s equity	61	1,044	212	10,504	(11,760)	61
Noncontrolling interest	—	—	—	369	(369)	—
Total shareholders’/member’s equity	61	1,044	212	10,873	(12,129)	61

Total liabilities and shareholders’/member’s equity	$1,217	$1,156	$11,048	$15,237	$(13,069)	$15,589

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1	$—	$—	$6	$—	$7
Restricted cash and cash equivalents	—	—	—	27	—	27
Accounts receivable, net	1	3	—	230	—	234
Receivables from related party	59	176	11	—	(246)	—
Prepaid expenses and other current assets	16	8	—	38	—	62
Total current assets	77	187	11	301	(246)	330

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	32	—	7,174	—	7,206
Franchises	—	—	—	5,287	—	5,287
Customer relationships, net	—	—	—	1,424	—	1,424
Goodwill	—	—	—	953	—	953
Total investment in cable properties, net	—	32	—	14,838	—	14,870

CC VIII PREFERRED INTEREST	104	242	—	—	(346)	—
INVESTMENT IN SUBSIDIARIES	1,081	269	9,485	—	(10,835)	—
LOANS RECEIVABLE – RELATED PARTY	—	309	359	—	(668)	—
OTHER NONCURRENT ASSETS	—	163	118	115	—	396

Total assets	$1,262	$1,202	$9,973	$15,254	$(12,095)	$15,596

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$12	$121	$146	$945	$—	$1,224
Payables to related party	—	—	—	246	(246)	—
Total current liabilities	12	121	146	1,191	(246)	1,224

LONG-TERM DEBT	—	—	9,558	3,250	—	12,808
LOANS PAYABLE – RELATED PARTY	—	—	—	668	(668)	—
DEFERRED INCOME TAXES	1,101	—	—	220	—	1,321
OTHER LONG-TERM LIABILITIES	—	—	—	94	—	94

Shareholders’/Member’s equity	149	1,081	269	9,485	(10,835)	149
Noncontrolling interest	—	—	—	346	(346)	—
Total shareholders’/member’s equity	149	1,081	269	9,831	(11,181)	149

Total liabilities and shareholders’/member’s equity	$1,262	$1,202	$9,973	$15,254	$(12,095)	$15,596

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$9	$93	$—	$3,889	$(102)	$3,889

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	9	93	—	2,553	(102)	2,553
Depreciation and amortization	—	—	—	861	—	861
Other operating expenses, net	—	—	—	16	—	16

	9	93	—	3,430	(102)	3,430

Income from operations	—	—	—	459	—	459

OTHER INCOME (EXPENSES):
Interest income (expense), net	—	4	(339)	(86)	—	(421)
Loss on extinguishment of debt	—	—	(65)	(58)	—	(123)
Gain on derivative instruments, net	—	—	—	17	—	17
Other expense, net	—	—	—	(3)	—	(3)
Equity in income (loss) of subsidiaries	(86)	(105)	299	—	(108)	—

	(86)	(101)	(105)	(130)	(108)	(530)

Income (loss) before income taxes	(86)	(101)	(105)	329	(108)	(71)

INCOME TAX EXPENSE	(59)	(1)	—	(7)	—	(67)

Consolidated net income (loss)	(145)	(102)	(105)	322	(108)	(138)

Less: Net (income) loss – noncontrolling interest	7	16	—	(23)	—	—

Net income (loss)	$(138)	$(86)	$(105)	$299	$(108)	$(138)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$13	$75	$—	$3,711	$(88)	$3,711

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	13	75	—	2,390	(88)	2,390
Depreciation and amortization	—	—	—	823	—	823
Other operating expenses, net	—	—	—	(1)	—	(1)

	13	75	—	3,212	(88)	3,212

Income from operations	—	—	—	499	—	499

OTHER INCOME (EXPENSES):
Interest expense, net	—	(64)	(259)	(139)	—	(462)
Loss on extinguishment of debt	—	(6)	—	(68)	—	(74)
Other expense, net	—	—	—	(1)	—	(1)
Equity in income (loss) of subsidiaries	(48)	8	267	—	(227)	—

	(48)	(62)	8	(208)	(227)	(537)

Income (loss) before income taxes	(48)	(62)	8	291	(227)	(38)

INCOME TAX EXPENSE	(135)	—	—	(4)	—	(139)

Consolidated net income (loss)	(183)	(62)	8	287	(227)	(177)

Less: Net (income) loss – noncontrolling interest	6	14	—	(20)	—	—

Net income (loss)	$(177)	$(48)	$8	$267	$(227)	$(177)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended June 30, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(145)	$(102)	$(105)	$322	$(108)	$(138)
Net impact of gains on interest rate derivative instruments, net of tax	—	—	—	19	—	19

Comprehensive income (loss)	$(145)	$(102)	$(105)	$341	$(108)	$(119)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended June 30, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(183)	$(62)	$8	$287	$(227)	$(177)
Net impact of losses on interest rate derivative instruments, net of tax	—	—	—	(11)	—	(11)

Comprehensive income (loss)	$(183)	$(62)	$8	$276	$(227)	$(188)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(145)	$(102)	$(105)	$322	$(108)	$(138)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	861	—	861
Noncash interest expense	—	—	13	10	—	23
Loss on extinguishment of debt	—	—	65	58	—	123
Gain on derivative instruments, net	—	—	—	(17)	—	(17)
Deferred income taxes	52	—	—	4	—	56
Equity in (income) losses of subsidiaries	86	105	(299)	—	108	—
Other, net	—	—	—	53	—	53
Changes in operating assets and liabilities:
Accounts receivable	1	(5)	—	15	—	11
Prepaid expenses and other assets	—	(2)	—	(4)	—	(6)
Accounts payable, accrued expenses and other	(6)	(10)	25	50	—	59
Receivables from and payables to related party	11	13	(6)	(18)	—	—

Net cash flows from operating activities	(1)	(1)	(307)	1,334	—	1,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(834)	—	(834)
Change in accrued expenses related to capital expenditures	—	—	—	2	—	2
Contribution to subsidiary	(4)	(24)	(988)	—	1,016	—
Distributions from subsidiary	—	6	314	—	(320)	—
Other, net	—	—	—	(14)	—	(14)

Net cash flows from investing activities	(4)	(18)	(674)	(846)	696	(846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	2,000	2,710	—	4,710
Repayments of long-term debt	—	—	(955)	(3,870)	—	(4,825)
Borrowings (payments) loans payable - related parties	—	—	(43)	43	—	—
Payments for debt issuance costs	—	—	(24)	(8)	—	(32)
Purchase of treasury stock	(10)	—	—	—	—	(10)
Contributions from parent	—	24	4	988	(1,016)	—
Distributions to parent	—	(5)	(1)	(314)	320	—
Other, net	15	—	—	—	—	15

Net cash flows from financing activities	5	19	981	(451)	(696)	(142)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—	37	—	37
CASH AND CASH EQUIVALENTS, beginning of period	1	—	—	6	—	7

CASH AND CASH EQUIVALENTS, end of period	$1	$—	$—	$43	$—	$44

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(183)	$(62)	$8	$287	$(227)	$(177)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	823	—	823
Noncash interest expense	—	(14)	12	26	—	24
Loss on extinguishment of debt	—	6	—	68	—	74
Deferred income taxes	134	—	—	2	—	136
Equity in (income) losses of subsidiaries	48	(8)	(267)	—	227	—
Other, net	—	2	(1)	10	—	11
Changes in operating assets and liabilities:
Accounts receivable	—	1	—	15	—	16
Prepaid expenses and other assets	1	10	—	(22)	—	(11)
Accounts payable, accrued expenses and other	(2)	(61)	23	67	—	27
Receivables from and payables to related party	2	27	(4)	(25)	—	—

Net cash flows from operating activities	—	(99)	(229)	1,251	—	923

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(808)	—	(808)
Change in accrued expenses related to capital expenditures	—	—	—	13	—	13
Contribution to subsidiary	—	—	(419)	—	419	—
Distributions from subsidiary	3	504	715	—	(1,222)	—
Other, net	—	1	—	9	—	10

Net cash flows from investing activities	3	505	296	(786)	(803)	(785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	746	2,071	—	2,817
Repayments of long-term debt	—	(386)	—	(2,533)	—	(2,919)
Borrowings (payments) loans payable - related parties	—	—	(314)	314	—	—
Payments for debt issuance costs	—	—	(10)	(14)	—	(24)
Purchase of treasury stock	(4)	—	—	—	—	(4)
Contributions from parent	—	—	—	419	(419)	—
Distributions to parent	—	(18)	(489)	(715)	1,222	—
Other, net	4	(2)	—	(7)	—	(5)

Net cash flows from financing activities	—	(406)	(67)	(465)	803	(135)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3	—	—	—	—	3
CASH AND CASH EQUIVALENTS, beginning of period	—	—	2	—	—	2

CASH AND CASH EQUIVALENTS, end of period	$3	$—	$2	$—	$—	$5

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

15.     Recently Issued Accounting Standards

In June 2013, the Financial Accounting Standards Board's Emerging Issues Task Force reached a final consensus on Issue 13-C, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss or Tax Credit Carryforward Exists ("Issue 13-C"). Issue 13-C states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law. Issue 13-C requires prospective application (including accounting for uncertain tax positions that exist upon date of adoption) with optional retrospective application and is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. The Company adopted Issue 13-C in the second quarter of 2013 and applied it retrospectively. The adoption of Issue 13-C decreased prepaid expenses and other current assets by $3 million and other long-term liabilities by $202 million and increased deferred income taxes by $199 million as of December 31, 2012.

16.     Subsequent Events

In July 2013, Charter and Charter Operating acquired Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”) from a wholly owned subsidiary of Cablevision Systems Corporation, for $1.625 billion in cash, subject to a working capital adjustment, a reduction for certain funded indebtedness of Bresnan and payment of any post-closing refunds of certain Montana property taxes paid under protest by Bresnan prior to the closing. Bresnan manages cable operating systems in Colorado, Montana, Wyoming and Utah. Charter funded the purchase of Bresnan with the $1.5 billion term loan E described below and borrowings under the Charter Operating credit facilities.

In July 2013, Charter Operating activated the previously committed term loan E facility pursuant to the terms of the Charter Operating credit agreement providing for a $1.5 billion term loan maturing in seven years. Pricing on the new term loan E was set at LIBOR plus 2.25% with a LIBOR floor of 0.75%, and the term loan was issued at a price of 99.5% of the aggregate principal amount.

In July 2013, Charter Operating purchased $250 million aggregate principal amount of the 8.00% senior notes due 2018 issued by Bresnan (the “2018 Notes”) pursuant to a tender offer. All of the 2018 Notes were validly tendered.

In July 2013, the Company issued approximately 2.3 million shares of Charter Class A common stock to Paul G. Allen, the Company's former principal stockholder, pursuant to Mr. Allen's exercise of warrants with an exercise price of $19.80. The exercise resulted in proceeds to the Company of approximately $46 million. Mr. Allen had originally received the warrants pursuant to the Plan upon the Company's emergence from bankruptcy. See Note 12.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”). Charter owns cable systems through its subsidiaries.

We are a cable operator providing services in the United States with approximately 5.4 million residential and commercial customers at June 30, 2013. We offer our customers traditional cable video programming, Internet services, and telephone services, as well as advanced video services such as Charter OnDemandTM (“OnDemand”), high definition (“HD”) television and digital video recorder (“DVR”) service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers.

Overview

Our business plans include goals for increasing the number of customers and revenue.  To reach our goals, we have been working to further improve the quality of the video product we offer by increasing digital and HD-DVR penetration and no longer actively marketing analog service.  We offer 100 HD channels across substantially all of our footprint.  We have simplified our offers and pricing and improved our packaging of products to bring more value to our customers, with particular focus on offers aimed at new customers to increase the penetration of our products in our markets including through our emphasis on the triple play.  In addition, we have implemented a number of changes to our organizational structure, selling methods and operating tactics including insourcing our field operations, call center and direct sales workforces and modifying the way our sales workforce is compensated which we believe positions us for better customer service and growth. In the short term, however, revenues and operating expenses have been adversely impacted during this transition. We also expect our capital expenditures to remain elevated as we strive to increase digital and HD-DVR penetration, place higher levels of customer premise equipment per transaction and progressively move to an all-digital platform.

Total revenue growth was 5% for both the three and six months ended June 30, 2013 compared to the corresponding periods in 2012, due to growth in our video, Internet and commercial businesses. For the three and six months ended June 30, 2013, adjusted earnings (loss) before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $692 million and $1.4 billion, respectively, and for the three and six months ended June 30, 2012, Adjusted EBITDA was $693 million and $1.3 billion, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA was unchanged for the three months ended June 30, 2013, compared to the corresponding period in 2012 and increased 1.3% for the six months ended June 30, 2013, compared to the corresponding period in 2012 as a result of an increase in residential and commercial revenues offset by higher costs to service customers primarily from higher service labor and increased preventive maintenance levels, and increased programming costs. For the three and six months ended June 30, 2013, our income from operations was $236 million and $459 million, respectively. For the three and six months ended June 30, 2012, our income from operations was $269 million and $499 million, respectively. In addition to the factors discussed above, the decrease in income from operations for the three and six months ended June 30, 2013 is also due to increases in depreciation and amortization and other operating expenses.

We believe that continued competition and the weakened economic conditions in the United States, including weakness in the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services, particularly video. Our video competitors often offer more channels, including more HD channels, and typically only offer digital services which have a better picture quality compared to our analog product. In the current economic environment, customers have been more willing to consider our competitors' products, partially because of increased marketing highlighting perceived differences between competitive video products, especially when those competitors are often offering significant incentives to switch providers. We also believe some customers have chosen to receive video over the Internet rather than through our OnDemand and premium video services, thereby reducing our video revenues. We believe competition from wireless service operators and economic factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business.

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

The following table summarizes our customer statistics for video, Internet and telephone as of June 30, 2013 and 2012 (in thousands except revenue per customer relationship).

	Approximate as of
	June 30,
	2013 (a)	2012 (a)
Residential
Video (b)	3,917	4,098
Internet (c)	3,924	3,662
Telephone (d)	2,019	1,828
Residential PSUs (e)	9,860	9,588

Residential Customer Relationships (f)	5,096	4,996
Revenue per Customer Relationship (g)	$108.67	$106.00

Commercial
Video (b)(h)	156	171
Internet (c)	214	177
Telephone (d)	119	91
Commercial PSUs (e)	489	439

Commercial Customer Relationships (f)(h)	329	312

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at June 30, 2013 and 2012, customers include approximately 9,600 and 17,000 customers, respectively, whose accounts were over 60 days past due in payment, approximately 900 and 2,900 customers, respectively, whose accounts were over 90 days past due in payment, and approximately 700 and 1,300 customers, respectively, whose accounts were over 120 days past due in payment.

(b)	“Video customers” represent those customers who subscribe to our video cable services.

(c)	“Internet customers” represent those customers who subscribe to our Internet services.

(d)	“Telephone customers” represent those customers who subscribe to our telephone services.

(e)	“Primary Service Units” or “PSUs” represent the total of video, Internet and telephone customers.

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

(h)
Included within commercial video customers are those in commercial structures, which are calculated on an equivalent bulk unit (“EBU”) basis. We calculate EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service. This EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators. As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service customers, our EBU count will decline even if there is no real loss in commercial service customers. For example, commercial video customers decreased by 10,000 during the six months ended June 30, 2013 due to published video rate increases.

Liberty Media

On May 1, 2013, Liberty Media Corporation (“Liberty Media”) completed its purchase from investment funds managed by, or affiliated with, Apollo Global Management LLC, Oaktree Capital Management, L.P. and Crestview Partners of approximately 26.9 million shares and warrants to purchase approximately 1.1 million shares in Charter for approximately $2.6 billion (the "Liberty Media Transaction"), which represents an approximate 27% beneficial ownership in Charter and a price per share of $95.50.

In connection with the Liberty Media Transaction, Charter entered into a stockholders agreement with Liberty Media that, among other things, provided Liberty Media with the right to designate four directors for appointment to Charter's board of directors in connection with the closing. Liberty Media designated John Malone, Chairman of Liberty Media, Gregory Maffei, president and chief executive officer of Liberty Media, Balan Nair, executive vice president and chief technology officer of Liberty Global plc, and Michael Huseby, president of Barnes & Noble, Inc. Charter’s board of directors appointed these directors effective upon the resignations of Stan Parker, Darren Glatt, Bruce Karsh and Edgar Lee in connection with the closing of the Liberty Media Transaction on May 1, 2013. Subject to Liberty Media’s continued ownership level in Charter, the stockholders agreement also provides that Liberty Media can designate up to four directors as nominees for election to Charter’s board of directors at least through Charter’s 2015 annual meeting of stockholders, and that up to one of these individuals may serve on each of the Audit Committee, the Nominating and Corporate Governance Committee, and Compensation and Benefits Committee of Charter’s board of directors. Consistent with these provisions, the board appointed Dr. Malone to serve on the Nominating and Corporate Governance Committee, Mr. Maffei to serve on the Finance Committee and the Compensation and Benefits Committee and Mr. Huseby to serve on the Audit Committee.

In addition, Liberty Media agreed to not increase its beneficial ownership in Charter above 35% until January 2016, at which point such limit increases to 39.99%. Liberty Media is also, subject to certain exceptions, subject to certain customary standstill provisions that prohibit Liberty Media from, among other things, engaging in proxy or consent solicitations relating to the election of directors. The standstill limitations apply through the 2015 shareholder meeting and continue to apply as long as Liberty Media's designees are nominated to the Charter board, unless the agreement is earlier terminated. Charter approved Liberty Media as an interested stockholder under the business combination provisions of the Delaware General Corporation Law.

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

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012

Revenues	$1,972	100%	$1,884	100%	$3,889	100%	$3,711	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	1,295	66%	1,204	64%	2,553	66%	2,390	64%
Depreciation and amortization	436	22%	415	22%	861	22%	823	22%
Other operating (income) expenses, net	5	—%	(4)	—%	16	—%	(1)	—%
	1,736	88%	1,615	86%	3,430	88%	3,212	87%
Income from operations	236	12%	269	14%	459	12%	499	13%

Other Expenses:
Interest expense, net	(211)		(225)		(421)		(462)
Loss on extinguishment of debt	(81)		(59)		(123)		(74)
Gain on derivative instruments, net	20		—		17		—
Other expense, net	(2)		—		(3)		(1)
	(274)		(284)		(530)		(537)

Loss before income taxes	(38)		(15)		(71)		(38)

Income tax expense	(58)		(68)		(67)		(139)

Net loss	$(96)		$(83)		$(138)		$(177)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(0.96)		$(0.84)		$(1.37)		$(1.78)

Weighted average common shares outstanding, basic and diluted	100,600,678		99,496,755		100,464,808		99,464,858

Revenues. Total revenue grew $88 million or 5% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Total revenue grew $178 million or 5% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Revenue growth primarily reflects increases in the number of residential Internet and commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration offset by a decrease in basic video customers and lower advertising sales in a non-political year.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended June 30,
	2013		2012		2013 over 2012
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$984	50%	$911	48%	$73	8%
Internet	520	26%	465	25%	55	12%
Telephone	158	8%	217	12%	(59)	(27)%
Commercial	193	10%	160	8%	33	21%
Advertising sales	73	4%	87	5%	(14)	(16)%
Other	44	2%	44	2%	—	—%

	$1,972	100%	$1,884	100%	$88	5%

	Six Months Ended June 30,
	2013		2012		2013 over 2012
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$1,940	50%	$1,806	49%	$134	7%
Internet	1,021	26%	917	25%	104	11%
Telephone	329	8%	434	12%	(105)	(24)%
Commercial	376	10%	313	8%	63	20%
Advertising sales	133	3%	153	4%	(20)	(13)%
Other	90	2%	88	2%	2	2%

	$3,889	100%	$3,711	100%	$178	5%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Residential basic video customers decreased by 181,000 from June 30, 2012 to June 30, 2013. The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2013 compared to three months ended June 30, 2012 Increase / (Decrease)	Six months ended June 30, 2013 compared to six months ended June 30, 2012 Increase / (Decrease)

Incremental video services, price adjustments and bundle revenue allocation	$107	$197
Decrease in basic video customers	(29)	(55)
Decrease in premium purchases	(5)	(8)

	$73	$134

Residential Internet customers grew by 262,000 customers from June 30, 2012 to June 30, 2013. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2013 compared to three months ended June 30, 2012 Increase / (Decrease)	Six months ended June 30, 2013 compared to six months ended June 30, 2012 Increase / (Decrease)

Increase in residential Internet customers	$33	$67
Service level changes and price adjustments	22	37

	$55	$104

Residential telephone customers grew by 191,000 customers from June 30, 2012 to June 30, 2013. The decrease in telephone revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended June 30, 2013 compared to three months ended June 30, 2012 Increase / (Decrease)	Six months ended June 30, 2013 compared to six months ended June 30, 2012 Increase / (Decrease)

Price adjustments and bundle revenue allocation	$(73)	$(131)
Increase in residential telephone customers	14	26

	$(59)	$(105)

Commercial revenues consist primarily of revenues from services provided to our commercial customers. Commercial PSUs increased 50,000 from June 30, 2012 to June 30, 2013, or 60,000 excluding video counts negatively affected by rate increases under the EBU methodology for commercial customer counts. The increase in commercial revenues is attributable to the following (dollars in millions):

	Three months ended June 30, 2013 compared to three months ended June 30, 2012 Increase / (Decrease)	Six months ended June 30, 2013 compared to six months ended June 30, 2012 Increase / (Decrease)

Sales to small-to-medium sized business customers	$24	$47
Carrier site customers	6	11
Other	3	5

	$33	$63

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues decreased for the three months ended June 30, 2013 as a result of a decrease in revenue from vendors of $8 million and the political sector of $7 million. Advertising sales revenues decreased for the six months ended June 30, 2013 as a result of a decrease in revenue from vendors of $13 million and the political sector of $10 million. For the three months ended June 30, 2013 and 2012, we received $11 million and $19 million, respectively, and for the six months ended June 30, 2013 and 2012, we received $16 million and $29 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues remained flat for the three months June 30, 2013 compared to the three months ended June 30, 2012. The increase during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily the result of increases in late payment fees.

Operating costs and expenses. The increases in our operating costs and expenses are attributable to the following (dollars in millions):

	Three months ended June 30, 2013 compared to three months ended June 30, 2012 Increase / (Decrease)	Six months ended June 30, 2013 compared to six months ended June 30, 2012 Increase / (Decrease)

Programming	$27	$51
Franchise, regulatory and connectivity	—	—
Costs to service customers	46	82
Marketing	9	5
Other	9	25

	$91	$163

Programming costs were approximately $523 million and $496 million, representing 40% and 41% of total operating costs and expenses for the three months ended June 30, 2013 and 2012, respectively, and were approximately $1.0 billion and $987 million, each representing 41% of operating costs and expenses for the six months ended June 30, 2013 and 2012, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, OnDemand, and pay-per-view programming. The increases in programming costs are primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming, offset in part by video customer losses. Programming costs were also offset by the amortization of payments received from programmers of $2 million and $3 million for the three and six months ended June 30, 2012. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, and additional programming, including new sports services and non-linear programming for on-line and OnDemand programming. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including labor, reconnects, maintenance, billing, occupancy and vehicle costs. The increase in costs to service customers during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 was primarily the result of higher service labor and increased preventive maintenance levels.

The increases in other expense are attributable to the following (dollars in millions):

	Three months ended June 30, 2013 compared to three months ended June 30, 2012 Increase / (Decrease)	Six months ended June 30, 2013 compared to six months ended June 30, 2012 Increase / (Decrease)

Commercial sales expense	$8	$13
Property tax and insurance	1	5
Administrative labor	—	4
Advertising sales expense	1	2
Other	(1)	1

	$9	$25

Commercial sales expenses increased during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily related to growth in the commercial business.

Depreciation and amortization. Depreciation and amortization expense increased by $21 million and $38 million for the three and six months ended June 30, 2013 compared to the corresponding period in 2012, respectively, primarily representing depreciation on more recent capital expenditures, offset by certain assets becoming fully depreciated and a decrease in the amortization of customer relationships.

Other operating expenses, net. Other operating expenses, net increased during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily due to a decrease in gain on sale of assets. For more information, see Note 9 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three and six months ended June 30, 2013 compared to the corresponding periods in 2012, net interest expense decreased by $14 million and $41 million, which was primarily a result of a decrease in our average interest rate from 6.6% and 6.7% for the three and six months ended June 30, 2012, respectively, to 6.0% for each of the three and six months ended June 30, 2013, while our weighted average debt outstanding increased from $12.9 billion for the three months ended June 30, 2012 to $13.0 billion for the three months ended June 30, 2013 and remained flat at $12.9 billion for each of the six months ended June 30, 2013 and 2012, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt consists of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Senior notes repurchase	$65	$—	$65	$15
Charter Operating credit facility refinancing/prepayments	16	59	58	59

	$81	$59	$123	$74

For more information, see Note 4 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Gain on derivative instruments, net. Interest rate derivative instruments are held to manage our interest costs and reduce our exposure to increases in floating interest rates. We recorded gains of $20 million and $17 million during the three and six months ended June 30, 2013, which represents the change in fair value of our interest rate derivative instruments and amortization of our accumulated other comprehensive loss for interest rate derivative instruments no longer designated as hedges for accounting purposes. For more information, see Note 6 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized for the three and six months ended June 30, 2013 and 2012 primarily through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to $4 million and $2 million for the three months ended June 30, 2013 and 2012, respectively, and $11 million and $3 million for the six months ended June 30, 2013 and 2012, respectively, of current federal and state income tax expense.  Income tax expense for the three and six months ended June 30, 2013 decreased compared to the corresponding prior period, primarily as a result of a step-up in basis of indefinite-lived assets for tax, but not GAAP purposes, which decreased our net deferred tax liability related to indefinite-lived assets by $8 million and $63 million, respectively. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results, however we do not anticipate having such a large reduction in tax expense unless we enter into future financing transactions similar to that described in Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net loss. Net loss increased from $83 million for the three months ended June 30, 2012 to $96 million for the three months ended June 30, 2013 and decreased from $177 million for the six months ended June 30, 2012 to $138 million for the six months ended June 30, 2013 primarily as a result of the factors described above.

Loss per common share. During the three months ended June 30, 2013 compared to the corresponding period in 2012, net loss per common share increased by $0.12 and during the six months ended June 30, 2013 compared to the corresponding period in 2012, net loss per common share decreased by $0.41 as a result of the factors described above.

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

Adjusted EBITDA is defined as net loss plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, gain on derivative instruments, net and other operating expenses, such as special charges and (gain) loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

Management and Charter's board of directors use adjusted EBITDA and free cash flow to assess Charter's performance and its ability to service its debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $47 million and $41 million for the three months ended June 30, 2013 and 2012, respectively, and $98 million and $82 million for the six months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(96)	$(83)	$(138)	$(177)
Plus: Interest expense, net	211	225	421	462
Income tax expense	58	68	67	139
Depreciation and amortization	436	415	861	823
Stock compensation expense	15	13	26	24
Loss on extinguishment of debt	81	59	123	74
Gain on derivative instruments, net	(20)	—	(17)	—
Other, net	7	(4)	19	—

Adjusted EBITDA	$692	$693	$1,362	$1,345

Net cash flows from operating activities	$484	$469	$1,025	$923
Less: Purchases of property, plant and equipment	(422)	(468)	(834)	(808)
Change in accrued expenses related to capital expenditures	13	25	2	13

Free cash flow	$75	$26	$193	$128

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

In July 2013, Charter and Charter Operating acquired Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”) from a wholly owned subsidiary of Cablevision Systems Corporation ("Cablevision"), for $1.625 billion in cash, subject to a working capital adjustment, a reduction for certain funded indebtedness of Bresnan and payment of any post-closing refunds of certain Montana property taxes paid under protest by Bresnan prior to the closing. Bresnan manages cable operating systems in Colorado, Montana, Wyoming and Utah that pass more than 668,000 homes and serve 303,000 video customers and 375,000 customer relationships as of March 31, 2013. Charter funded the purchase of Bresnan with the $1.5 billion term loan E described below and borrowings under the Charter Operating credit facilities.

In July 2013, Charter Operating activated the previously committed term loan E facility pursuant to the terms of the Charter Operating credit agreement providing for a $1.5 billion term loan maturing in seven years. Pricing on the new term loan E was set at LIBOR plus 2.25% with a LIBOR floor of 0.75%, and the term loan was issued at a price of 99.5% of the aggregate principal amount.

In July 2013, Charter Operating purchased $250 million aggregate principal amount of the 8.00% senior notes due 2018 issued by Bresnan (the “2018 Notes”) pursuant to a tender offer. All of the 2018 Notes were validly tendered.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt.  The principal amount of our debt as of June 30, 2013 was $12.9 billion, consisting of $2.5 billion of credit facility debt and $10.4 billion of high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of June 30, 2013, $25 million of our debt matures in 2013, $400 million in 2014, $49 million in 2015, $78 million in 2016, $1.1 billion in 2017 and $11.2 billion thereafter. As of December 31, 2012, as shown in our annual report on Form 10-K, we had other contractual obligations, including interest on our debt, totaling $6.6 billion. During 2013, we currently expect capital expenditures to be approximately $1.8 billion, including the impact of the Bresnan acquisition which closed on July 1, 2013.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $75 million and $26 million for the three months ended June 30, 2013 and 2012, respectively, and $193 million and $128 million for the six months ended June 30, 2013 and 2012, respectively. We expect to generate positive free cash flow for 2013. As of June 30, 2013, the amount available under our credit facilities was approximately $986 million. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating's revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

We regularly evaluate uses for our free cash flow including to reduce our leverage, further investing in our business, strategic opportunities to strengthen and grow our business as well as stock repurchases and dividends. We evaluate strategic opportunities regularly, and may consider acquisitions, divestitures, swaps, mergers or other business combinations or significant investments, strategic partnerships or alliances as opportunities become available. All opportunities are actively reviewed against our objectives including, among other considerations, improving the underlying cash flow profile, operational efficiency, or technology capabilities of either the target or our own business, with the goal of achieving appropriate return targets. The market for such transactions is highly competitive, and therefore we may be unable to ultimately secure strategic opportunities or to do so on terms favorable to us. In addition, any such transactions may be financed by issuing additional equity and debt, which could have a material impact on our operations or results.

Free Cash Flow

Free cash flow was $75 million and $26 million for the three months ended June 30, 2013 and 2012, respectively, and $193 million and $128 million for the six months ended June 30, 2013 and 2012, respectively. The increase in free cash flow for the three months ended June 30, 2013 compared to the corresponding period in 2012 is primarily due to a decrease of $46 million in capital expenditures. The increase in free cash flow for the six months ended June 30, 2013 compared to the corresponding period in 2012 is primarily due to a decrease of $78 million in cash paid for interest due to a change in the timing of payments with the completion of refinancings and an increase of $17 million in Adjusted EBITDA. The increase in free cash flow is offset by an increase of $26 million in capital expenditures.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of June 30, 2013, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on June 30, 2013 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on CCO Holdings, LLC's ("CCO Holdings") notes and credit facility are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $44 million and $7 million in cash and cash equivalents as of June 30, 2013 and December 31, 2012, respectively. Additionally, we had $27 million of restricted cash as of December 31, 2012. Restrictions on such cash were lifted in April 2013.

Operating Activities. Net cash provided by operating activities increased $102 million from $923 million for the six months ended June 30, 2012 to $1.0 billion for the six months ended June 30, 2013, primarily due to a $78 million decrease in the timing of cash interest payments and an increase in Adjusted EBITDA of $17 million.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2013 and 2012 was $846 million and $785 million, respectively. The increase is primarily due to higher capital expenditures for the six months ended June 30, 2013 and gains recognized on the sale of cable systems during the first six months of 2012.

Financing Activities. Net cash used in financing activities was $142 million and $135 million for the six months ended June 30, 2013 and 2012, respectively. The increase in cash used was primarily the result of an increase in the amount by which repayments of long-term debt, including applicable premiums, exceeded borrowings.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $834 million and $808 million for the six months ended June 30, 2013 and 2012, respectively.  The increase related to higher set-top box placement in new and existing customer homes, expenditures for fleet replacement and real estate related to our organizational realignment, back-office system expenditures and commercial line extensions. The increase was offset by lower scalable infrastructure costs primarily as a result of the timing of expenditures this year versus last year. See the table below for more details.

During 2013, we currently expect capital expenditures to be approximately $1.8 billion, including the impact of the Bresnan acquisition which closed on July 1, 2013. We anticipate 2013 capital expenditures to be driven by the deployment of additional set-top boxes in new and existing customer homes, growth in our commercial business, and further spend related to plant reliability, back-office support and our organizational realignment. The actual amount of our capital expenditures will depend on a number of factors including the growth rates of both our residential and commercial businesses, and the pace at which we progress to all-digital transmission.

Our capital expenditures are funded primarily from free cash flow and borrowings on our credit facility. In addition, our liabilities related to capital expenditures increased by $2 million and $13 million for the six months ended June 30, 2013 and 2012, respectively.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and six months ended June 30, 2013 and 2012. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Customer premise equipment (a)	$192	$201	$425	$373
Scalable infrastructure (b)	78	146	132	234
Line extensions (c)	62	44	108	74
Upgrade/rebuild (d)	48	50	87	84
Support capital (e)	42	27	82	43

Total capital expenditures (f)	$422	$468	$834	$808

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

(f)
Total capital expenditures includes $85 million and $61 million for the three months ended June 30, 2013 and 2012, respectively, and $147 million and $99 million for the six months ended June 30, 2013 and 2012, respectively, of capital expenditures related to commercial services.

Recently Issued Accounting Standards

In June 2013, the Financial Accounting Standards Board's Emerging Issues Task Force reached a final consensus on Issue 13-C, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss or Tax Credit Carryforward Exists ("Issue 13-C"). Issue 13-C states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law. Issue 13-C requires prospective application (including accounting for uncertain tax positions that exist upon date of adoption) with optional retrospective application and is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. We adopted Issue 13-C in the second quarter of 2013 and applied it retrospectively. The adoption of Issue 13-C decreased prepaid expenses and other current assets by $3 million and other long-term liabilities by $202 million and increased deferred income taxes by $199 million as of December 31, 2012.

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

As of June 30, 2013 and December 31, 2012, the accreted value of our debt was approximately $12.8 billion.  As of June 30, 2013 and December 31, 2012, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 4.1% and 4.2%, respectively, and the weighted average interest rate on the high-yield notes was approximately 6.4% and 6.7%, respectively, resulting in a blended weighted average interest rate of 5.9% and 6.0%, respectively. The interest rate on approximately 94% and 87% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, giving effect to the draw down of the term loan E facility and additional borrowings under the Charter Operating credit facilities to fund the acquisition of Bresnan in July 2013, described under "Liquidity and Capital Resources - Recent Events", approximately 83% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements.

We do not hold or issue derivative instruments for speculative trading purposes. We, until de-designating in the first quarter of 2013, had certain interest rate derivative instruments that were designated as cash flow hedging instruments for GAAP purposes. Such instruments effectively converted variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the condensed consolidated statements of operations. We formally documented, designated and assessed the effectiveness of transactions that received hedge accounting.

Changes in the fair value of interest rate derivative instruments that were designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that met effectiveness criteria were reported in accumulated other comprehensive loss. The amounts were subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses). For the six months ended June 30, 2013, gains of $7 million, and for the three and six months ended June 30, 2012, losses of $12 million and $11 million, respectively, related to derivative instruments designated as cash flow hedges were recorded in other comprehensive loss, respectively.

Due to repayment of variable rate credit facility debt without a LIBOR floor, certain interest rate derivative instruments were de-designated as cash flow hedges during the three months ended March 31, 2013, as they no longer met the criteria for cash flow hedging specified by GAAP. In addition, on March 31, 2013, the remaining interest rate derivative instruments that continued to be highly effective cash flow hedges for GAAP purposes were electively de-designated. On the date of de-designation, we completed a final measurement test for each interest rate derivative instrument to determine any ineffectiveness and such amount was reclassified from accumulated other comprehensive loss into gain on derivative instruments, net in our condensed consolidated statements of operations. For the three and six months ended June 30, 2013, losses of $8 million and $12 million, respectively, related to the reclassification from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance was recorded in gain on derivative instruments, net. While these interest rate derivative instruments are no longer designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in our condensed consolidated statements of operations. For the three and six months ended June 30, 2013, gains of $28 million and $29 million, respectively, related to the change in fair value of interest rate derivative instruments not designated as cash flow hedges was recorded in gain on derivative instruments, net. The balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments will be amortized over the respective lives of the contracts and recorded as a loss within gain on derivative instruments, net in our condensed consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of June 30, 2013 that is expected to be reclassified into earnings within the next twelve months is approximately $26 million.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of June 30, 2013 (dollars in millions):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at June 30, 2013
Debt:
Fixed Rate	$—	$—	$—	$—	$1,000	$9,350	$10,350	$10,525
Average Interest Rate	—%	—%	—%	—%	7.25%	6.28%	6.37%

Variable Rate	$25	$400	$49	$78	$87	$1,892	$2,531	$2,501
Average Interest Rate	2.38%	2.98%	3.15%	4.08%	4.90%	5.98%	5.32%

Interest Rate Instruments:
Variable to Fixed Rate	$500	$800	$300	$250	$850	$—	$2,700	$39
Average Pay Rate	4.33%	4.65%	4.99%	3.89%	3.84%	—%	4.31%
Average Receive Rate	2.55%	2.73%	3.04%	4.69%	5.35%	—%	3.74%

As of June 30, 2013, we had $2.7 billion in notional amounts of interest rate derivative instruments outstanding. This includes $900 million in delayed start interest rate derivative instruments that become effective in September 2013 through March 2015.  In any future quarter in which a portion of these delayed start interest rate derivative instruments first becomes effective, an equal or greater notional amount of the currently effective interest rate derivative instruments are scheduled to mature.  Therefore, the $1.8 billion notional amount of currently effective interest rate derivative instruments will gradually step down over time as current interest rate derivative instruments mature and an equal or lesser amount of delayed start interest rate derivative instruments become effective.

The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at June 30, 2013 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Montana Department of Revenue ("Montana DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%. Historically, Bresnan's cable and telephone operations have been taxed separately by the Montana DOR. In 2010, the Montana DOR assessed Bresnan as a single telephone business and retroactively assessed it as such for 2007 through 2009. Bresnan filed a declaratory judgment action against the Montana DOR in Montana State Court challenging its property tax classifications for 2007 through 2010. Under Montana law, a taxpayer must first pay a current assessment of disputed property tax in order to challenge such assessment. In accordance with that law, Bresnan paid the disputed 2010, 2011 and 2012 property tax assessments of approximately $5 million, $11 million and $9 million, respectively, under protest. No payments for additional tax for 2007 through 2009, which could be up to approximately $15 million, including interest, have been made. On September 26, 2011, the Montana State Court granted Bresnan's summary judgment motion seeking to vacate the Montana DOR's retroactive tax assessments for the years 2007, 2008 and 2009. The Montana DOR's assessment for 2010 was the subject of a trial, which took place the week of October 24, 2011. On July 6, 2012, the Montana State Court entered judgment in favor of Bresnan, ruling that the Montana's DOR 2010 assessment was invalid and contrary to law, vacating the 2010 assessment, and directing that the Montana DOR refund the amounts paid by Bresnan under protest, plus interest and certain costs. The Montana DOR filed a notice of appeal to the Montana Supreme Court on September 20, 2012, and filed its opening brief on January 15, 2013. The appeal is fully briefed, and oral arguments are scheduled before the Montana Supreme Court for September 2013. The judgment is not final until it is affirmed on appeal. Pending entry of a final judgment, the Montana DOR continues to hold Bresnan's protest payments aggregating approximately $25 million in escrow and continues to assess Bresnan as a single telephone business. We will make additional protest payments until a final judgment is entered and applied to subsequent assessments. In accordance with the Asset Purchase Agreement between Charter and Cablevision, Bresnan will pay to Cablevision amounts paid in protest for 2010 through 2012 tax years should those amounts be required to be refunded by the Montana Supreme Court.

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

If we were to experience a third ownership change in the future (as a result of purchases and sales of stock by our "5-percent stockholders," new issuances or redemptions of our stock, certain acquisitions of our stock and issuances, redemptions, sales or other dispositions or acquisitions of interests in our "5-percent stockholders"), our ability to use our loss carryforwards could become subject to further limitations. Our common stock is subject to certain transfer restrictions contained in our amended and restated certificate of incorporation. These restrictions, which are designed to minimize the likelihood of an ownership change occurring and thereby preserve our ability to utilize our loss carryforwards, are not currently operative but could become operative in the future if certain events occur and the restrictions are imposed by our board of directors. However, there can be no assurance that our board of directors would choose to impose these restrictions or that such restrictions, if imposed, would prevent an ownership change from occurring.

Risks Related to Ownership Positions of Charter’s Principal Shareholders

Our principal stockholders own a significant amount of our common stock, giving them influence over corporate transactions and other matters.

Members of our board of directors include directors who are also officers, directors and/or partners of our principal stockholders. Dr. John Malone is the Chairman of Liberty Media Corporation and Mr. Greg Maffei is the president and chief executive officer of Liberty Media Corporation. As of May 1, 2013, Liberty Media Corporation beneficially held approximately 27% of our Class A common stock. Liberty Media Corporation has the right to designate up to four directors as nominees for our board of directors through our 2015 annual meeting of stockholders with one designated director to be appointed to each of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee. Our principal stockholders may be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate action, such as mergers and other business combination transactions should these stockholders retain a significant ownership interest in us.  Our principal stockholders are not restricted from investing in, and have invested in, and engaged in, other businesses involving or related to the operation of cable television systems, video programming, Internet service, telephone or business and financial transactions conducted through broadband interactivity and Internet services.  The principal stockholders may also engage in other businesses that compete or may in the future compete with us.

The principal stockholders' substantial influence over our management and affairs could create conflicts of interest if any of them were faced with decisions that could have different implications for them and us.

Item 2.     Unregistered Sales of Equity Proceeds and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the second quarter of 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2013	6,594 (1)	$102.61	N/A	N/A
May 1 - 31, 2013	39,330 (1)	$107.53	N/A	N/A
June 1 - 30, 2013	1,063 (1)	$115.98	N/A	N/A

(1)
In April, May and June 2013, Charter withheld 6,594, 39,330 and 1,063 shares of its common stock, respectively, in payment of income tax withholding owed by employees upon vesting of restricted shares and restricted stock units.

Item 5.     Other Information.

On July 30, 2013, Charter's board of directors approved a form of Amended and Restated Indemnification Agreement to be entered into with directors, executive officers and certain other officers of the Company and which will replace the current Indemnification Agreements in place.  In addition to some technical amendments, the Amended and Restated Indemnification Agreement amends the original Indemnification Agreement to require the indemnitee's consent to any settlement by the Company of an indemnification matter and to provide that the Company must own 50% or more of an entity for it to be deemed an “Indemnitee-Related Entity” under the agreement.

The foregoing description of the form of Amended and Restated Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which is filed as Exhibit 10.3 hereto.

We have determined that we are a party to agreements with certain parties in which Dr. Malone and Mr. Maffei have an interest. See Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Item 6.     Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: August 6, 2013		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

10.1
Amendment No. 3, dated as of June 27, 2013, to the Amended and Restated Credit Agreement dated as of March 18, 1999 and amended and restated on April 11, 2012 between Charter Communications Operating, LLC, as borrower, CCO Holdings, LLC, as guarantor, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Charter Communications, Inc. on July 2, 2013 (File No. 001-33664)).

10.2
Incremental Activation Notice, dated as of July 1, 2013 delivered by Charter Communications Operating, LLC, CCO Holdings, LLC, the Subsidiary Guarantors Party thereto and each Term E Lender party thereto to Bank of America, N.A., as Administrative Agent under the credit agreement, dated as of March 18, 1999 as amended and restated as of March 31, 2010 and as further amended and restated as of April 11, 2012 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by Charter Communications, Inc. on July 2, 2013 (File No. 001-33664)).

10.3*	Form of First Amended and Restated Indemnification Agreement*
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial statements from Charter Communications, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, filed with the Securities and Exchange Commission on August 6, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

_____________

*	Filed herewith.

E- 1