Form 10-Q
period 2013-09-30
CHARTER COMMUNICATIONS, INC. /MO/
filed 2013-11-05
CIK 1091667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares of Class A common stock outstanding as of September 30, 2013: 104,132,858

CHARTER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2013

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2013. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. In this quarterly report, "we," "us" and "our" refer to Charter Communications, Inc. and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41	$7
Restricted cash and cash equivalents	—	27
Accounts receivable, less allowance for doubtful accounts of
$15 and $14, respectively	235	234
Prepaid expenses and other current assets	81	62
Total current assets	357	330

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $4,673 and $3,563, respectively	7,838	7,206
Franchises	6,009	5,287
Customer relationships, net	1,465	1,424
Goodwill	1,159	953
Total investment in cable properties, net	16,471	14,870

OTHER NONCURRENT ASSETS	422	396

Total assets	$17,250	$15,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,382	$1,224
Total current liabilities	1,382	1,224

LONG-TERM DEBT	14,306	12,808
DEFERRED INCOME TAXES	1,432	1,321
OTHER LONG-TERM LIABILITIES	69	94

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
104,246,203 and 101,176,247 shares issued, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	1,720	1,616
Accumulated deficit	(1,600)	(1,392)
Treasury stock at cost; 113,345 and 0 shares, respectively	(11)	—
Accumulated other comprehensive loss	(48)	(75)
Total shareholders’ equity	61	149

Total liabilities and shareholders’ equity	$17,250	$15,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUES	$2,118	$1,880	$6,007	$5,591

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	1,397	1,242	3,950	3,632
Depreciation and amortization	493	424	1,354	1,247
Other operating expenses, net	8	3	24	2

	1,898	1,669	5,328	4,881

Income from operations	220	211	679	710

OTHER INCOME (EXPENSES):
Interest expense, net	(214)	(229)	(635)	(691)
Loss on extinguishment of debt	—	—	(123)	(74)
Gain (loss) on derivative instruments, net	(8)	—	9	—
Other expense, net	(11)	—	(14)	(1)

	(233)	(229)	(763)	(766)

Loss before income taxes	(13)	(18)	(84)	(56)

Income tax expense	(57)	(69)	(124)	(208)

Net loss	$(70)	$(87)	$(208)	$(264)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.68)	$(0.87)	$(2.05)	$(2.65)

Weighted average common shares outstanding, basic and diluted	102,924,443	99,694,672	101,293,696	99,542,021

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(70)	$(87)	$(208)	$(264)
Net impact of gains (losses) on interest rate derivative instruments, net of tax	8	(7)	27	(18)

Comprehensive loss	$(62)	$(94)	$(181)	$(282)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(208)	$(264)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,354	1,247
Noncash interest expense	33	33
Loss on extinguishment of debt	123	74
Gain on derivative instruments, net	(9)	—
Deferred income taxes	112	203
Other, net	69	25
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	10	18
Prepaid expenses and other assets	(13)	(12)
Accounts payable, accrued liabilities and other	92	67
Net cash flows from operating activities	1,563	1,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,259)	(1,296)
Change in accrued expenses related to capital expenditures	21	16
Sales (purchases) of cable systems, net	(673)	19
Other, net	(15)	(18)
Net cash flows from investing activities	(1,926)	(1,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	6,569	4,353
Repayments of long-term debt	(6,177)	(3,554)
Payments for debt issuance costs	(50)	(41)
Purchase of treasury stock	(11)	(4)
Proceeds from exercise of options and warrants	67	13
Other, net	(1)	(13)
Net cash flows from financing activities	397	754

NET INCREASE IN CASH AND CASH EQUIVALENTS	34	866
CASH AND CASH EQUIVALENTS, beginning of period	7	2
CASH AND CASH EQUIVALENTS, end of period	$41	$868

CASH PAID FOR INTEREST	$584	$647

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of and acquisition accounting for property, plant and equipment, intangibles and goodwill; income taxes; contingencies and programming expense. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform with the 2013 presentation.

Restricted cash and cash equivalents on the accompanying condensed consolidated balance sheets consist of amounts held in an escrow account pending final resolution from the Bankruptcy Court. See Note 13. In April 2013, the restrictions on the cash and cash equivalents were resolved.

2.     Acquisition of Bresnan

On July 1, 2013, Charter and Charter Communications Operating, LLC ("Charter Operating") acquired Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”) from a wholly owned subsidiary of Cablevision Systems Corporation, for $1.625 billion in cash, subject to a working capital adjustment, a reduction for certain funded indebtedness of Bresnan and payment of any post-closing refunds of certain Montana property taxes paid under protest by Bresnan prior to the closing. Bresnan manages cable operating systems in Montana, Wyoming, Colorado and Utah. Charter funded the purchase of Bresnan with a $1.5 billion term loan E (see Note 5) and borrowings under the Charter Operating credit facilities. The Company also incurred acquisition related costs of approximately $16 million, which are included in other expense, net and interest expense, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013.

The Company applied acquisition accounting to Bresnan, and its results of operations are included in the Company's consolidated results of operations following the acquisition date. The total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values using Level 3 inputs (see Note 8).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The excess of the purchase price over those fair values was recorded as goodwill. The fair value assigned to certain identifiable tangible and intangible assets acquired and liabilities assumed were based upon a third party valuation using the assumptions developed by management and other information compiled by management including, but not limited to, future expected cash flows. Certain liabilities assumed were based upon quoted market prices.

The tables below present the calculation of the purchase price and the preliminary allocation of the purchase price to the assets and liabilities acquired.

Purchase Price:

Purchase price	$1,625
Bresnan debt assumed (including accrued interest)	(962)
Working capital adjustment	10
Cash purchase price, net of cash acquired	$673

Preliminary Purchase Price Allocation:

Property, plant and equipment	$515
Franchises	722
Customer relationships	249
Goodwill	206
Other noncurrent assets	4
Current assets	16
Current liabilities	(54)
Long-term debt (including accrued interest)	(985)
Cash purchase price, net of cash acquired	$673

Concurrent with the closing of the acquisition, Charter Operating repaid $711 million principal amount outstanding under the Bresnan credit facility and purchased $250 million aggregate principal amount of the 8.00% senior notes due 2018 issued by Bresnan (the “2018 Notes”) pursuant to a tender offer for an amount, including approximately $23 million of tender premium, of $274 million. The 2018 Notes were initially recorded on the balance sheet at fair value, which approximated the principal amount plus the tender premium, with the offset to goodwill.

Charter condensed consolidated statements of operations for each of the three and nine months ended September 30, 2013 included $134 million of revenue and $16 million of net loss, including $16 million of acquisition related costs described above, from the acquisition of Bresnan.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The following unaudited pro forma financial information of Charter is based on the historical consolidated financial statements of Charter and the historical consolidated financial statements of Bresnan and is intended to provide information about how the acquisition of Bresnan and related financing may have affected Charter's historical consolidated financial statements if they had closed as of January 1, 2012. The pro forma financial information below is based on available information and assumptions that the Company believes are reasonable. The pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what Charter's financial condition or results of operations would have been had the transactions described above occurred on the date indicated. The pro forma financial information also should not be considered representative of Charter's future financial condition or results of operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2013	2012
Revenues	$2,009	$6,271	$5,972
Net loss	$(103)	$(233)	$(319)
Loss per common share, basic and diluted	$(1.03)	$(2.30)	$(3.20)

3.    Franchises, Goodwill and Other Intangible Assets

As of September 30, 2013 and December 31, 2012, indefinite lived and finite-lived intangible assets are presented in the following table:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Franchises	$6,009	$—	$6,009	$5,287	$—	$5,287
Goodwill	1,159	—	1,159	953	—	953
Trademarks	158	—	158	158	—	158
Other intangible assets	4	—	4	—	—	—

	$7,330	$—	$7,330	$6,398	$—	$6,398

Finite-lived intangible assets:
Customer relationships	$2,617	$1,152	$1,465	$2,368	$944	$1,424
Other intangible assets	126	40	86	105	29	76
	$2,743	$1,192	$1,551	$2,473	$973	$1,500

Amortization expense related to customer relationships and other intangible assets for the three months ended September 30, 2013 and 2012 was $82 million and $74 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $219 million and $222 million, respectively. Franchises, customer relationships and goodwill increased by $722 million, $249 million and $206 million, respectively, as a result of the acquisition of Bresnan completed during the three and nine months ended September 30, 2013 (See Note 2).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

Three months ended December 31, 2013	$80
2014	297
2015	264
2016	230
2017	197
Thereafter	483

$1,551

Actual amortization expense in future periods will differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

4.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued expenses consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Accounts payable – trade	$81	$107
Accrued capital expenditures	180	156
Deferred revenue	90	81
Accrued liabilities:
Interest	176	155
Programming costs	389	323
Franchise related fees	56	52
Compensation	143	145
Other	267	205

	$1,382	$1,224

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

5.    Long-Term Debt

Long-term debt consists of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	$1,000	$1,000	$1,000	$1,000
7.875% senior notes due April 30, 2018	—	—	900	900
7.000% senior notes due January 15, 2019	1,400	1,393	1,400	1,392
8.125% senior notes due April 30, 2020	700	700	700	700
7.375% senior notes due June 1, 2020	750	750	750	750
5.250% senior notes due March 15, 2021	500	500	—	—
6.500% senior notes due April 30, 2021	1,500	1,500	1,500	1,500
6.625% senior notes due January 31, 2022	750	747	750	746
5.250% senior notes due September 30, 2022	1,250	1,239	1,250	1,238
5.125% senior notes due February 15, 2023	1,000	1,000	1,000	1,000
5.750% senior notes due September 1, 2023	500	500	—	—
5.750% senior notes due January 15, 2024	1,000	1,000	—	—
Credit facility due September 6, 2014	350	339	350	332
Charter Communications Operating, LLC:
Credit facilities	3,679	3,638	3,337	3,250
Long-Term Debt	$14,379	$14,306	$12,937	$12,808

The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale, plus the accretion to the balance sheet date. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. The Company has availability under its credit facilities of approximately $978 million as of September 30, 2013 and as such, debt maturing in the next twelve months is classified as long-term.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

In March 2013, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $500 million aggregate principal amount of 5.25% senior notes due 2021 (the "2021 Notes") and $500 million aggregate principal amount of 5.750% senior notes due 2023 (the "2023 Notes") (collectively, the "Notes"). The proceeds from the Notes were used for repaying amounts outstanding under the Charter Operating term loan C facility. The Company recorded a loss on extinguishment of debt of approximately $42 million for the nine months ended September 30, 2013 related to these transactions.

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

In April 2013, Charter Operating entered into an amendment to its credit agreement extending the maturity of its term loan A and revolver one year to 2018, decreasing the applicable LIBOR margin for the term loan A and revolver to 2%, decreasing the undrawn commitment fee on the revolver to 0.35% and increasing the revolver capacity to $1.3 billion. The Company recorded a loss on extinguishment of debt of approximately $2 million for the nine months ended September 30, 2013 related to these transactions.

In May 2013, Charter Operating entered into a new term loan F facility pursuant to the terms of the Charter Operating credit agreement providing for a $1.2 billion term loan maturing in 2021. Pricing on the new term loan F was set at LIBOR plus 2.25% with a LIBOR floor of 0.75%, and issued at a price of 99.75% of the aggregate principal amount. The Company used the proceeds to repay Charter Operating's existing term loan C due 2016 and term loan D due 2019. The Company recorded a loss on extinguishment of debt of approximately $14 million for the nine months ended September 30, 2013 related to these transactions.

In May 2013, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.0 billion aggregate principal amount of 5.75% senior notes due 2024 (the "2024 Notes"). Concurrently with the pricing of the 5.75% senior notes, a tender offer was launched to purchase any and all of the CCO Holdings 7.875% senior notes due 2018. The Company used the proceeds from the issuance to purchase the notes tendered in the tender offer. Any notes not tendered were subsequently called in June. The Company recorded a loss on extinguishment of debt of approximately $65 million for the nine months ended September 30, 2013 related to these transactions.

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

6.    Common Stock

In January 2012, the Company purchased, in a private transaction with a shareholder, 49,332 shares of its common stock at $55.18 for a total of $3 million. These shares were retired in January 2012.

During the three and nine months ended September 30, 2013, the Company withheld 7,245 and 113,345, respectively, shares of its common stock in payment of $1 million and $11 million income tax withholding owed by employees upon vesting of restricted shares, respectively. During the three and nine months ended September 30, 2012, the Company withheld 4,632 and 15,556 shares, respectively, of its common stock in payment of $1 million income tax withholding owed by employees upon vesting of restricted shares. In December 2012, Charter's board of directors approved the retirement of the then currently held treasury stock and those shares were retired as of December 31, 2012. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of total shareholders' equity.

In July 2013, the Company issued approximately 2.3 million shares of Charter Class A common stock to Paul G. Allen, the Company's former principal stockholder, pursuant to Mr. Allen's exercise of warrants with an exercise price of $19.80. The exercise resulted in proceeds to the Company of approximately $46 million. Mr. Allen had originally received the warrants pursuant to the Joint Plan of Reorganization (the "Plan") upon the Company's emergence from bankruptcy.
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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effect of interest rate derivative instruments on the Company’s condensed consolidated balance sheets is presented in the table below:

	September 30, 2013	December 31, 2012

Other long-term liabilities:
Fair value of interest rate derivatives designated as hedges	$—	$67
Fair value of interest rate derivatives not designated as hedges	$27	$—

Accrued interest:
Fair value of interest rate derivatives designated as hedges	$—	$8
Fair value of interest rate derivatives not designated as hedges	$12	$—

Accumulated other comprehensive loss:
Fair value of interest rate derivatives designated as hedges	$—	$(75)
Fair value of interest rate derivatives not designated as hedges	$(48)	$—

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

Due to repayment of variable rate credit facility debt without a LIBOR floor, certain interest rate derivative instruments were de-designated as cash flow hedges during the three months ended March 31, 2013, as they no longer met the criteria for cash flow hedging specified by GAAP. In addition, on March 31, 2013, the remaining interest rate derivative instruments that continued to be highly effective cash flow hedges for GAAP purposes were electively de-designated. On the date of de-designation, the Company completed a final measurement test for each interest rate derivative instrument to determine any ineffectiveness and such amount was reclassified from accumulated other comprehensive loss into gain (loss) on derivative instruments, net in the Company's condensed consolidated statements of operations. While these interest rate derivative instruments are no longer designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in the Company's condensed consolidated statements of operations. The balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments will be amortized over the respective lives of the contracts and recorded as a loss within gain (loss) on derivative instruments, net in the Company's condensed consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of September 30, 2013 that is expected to be reclassified into earnings within the next twelve months is approximately $23 million.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The effects of interest rate derivative instruments on the Company’s condensed consolidated statements of operations is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Gain (loss) on derivative instruments, net:
Change in fair value of interest rate derivative instruments not designated as cash flow hedges	$—	$—	$29	$—
Loss reclassified from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance	$(8)	$—	$(20)	$—

Interest expense:
Loss reclassified from accumulated other comprehensive loss into interest expense	$—	$(10)	$(10)	$(27)

As of September 30, 2013 and December 31, 2012, the Company had $2.2 billion and $3.1 billion in notional amounts of interest rate derivative instruments outstanding. This includes $550 million in delayed start interest rate derivative instruments that become effective in March 2014 through March 2015.  In any future quarter in which a portion of these delayed start interest rate derivative instruments first becomes effective, an equal or greater notional amount of the currently effective interest rate derivative instruments are scheduled to mature.  Therefore, the $1.7 billion notional amount of currently effective interest rate derivative instruments will gradually step down over time as current interest rate derivative instruments mature and an equal or lesser amount of delayed start interest rate derivative instruments become effective.

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of September 30, 2013 and December 31, 2012 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

The estimated fair value of the Company’s debt at September 30, 2013 and December 31, 2012 are based on quoted market prices and is classified within Level 1 of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
CCO Holdings senior notes	$10,329	$10,356	$9,226	$9,933
Credit facilities	$3,977	$3,971	$3,582	$3,695

The interest rate derivative instruments were valued as $39 million and $75 million liabilities as of September 30, 2013 and December 31, 2012, respectively, using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk) and were classified within Level 2 of the valuation hierarchy. The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 2.17% and 2.25% at September 30, 2013 and December 31, 2012, respectively (exclusive of applicable spreads).

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded during the three and nine months ended September 30, 2013 and 2012.

9.     Operating Costs and Expenses

Operating costs and expenses consist of the following for the years presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Programming	$558	$497	$1,596	$1,484
Franchise, regulatory and connectivity	100	92	285	277
Costs to service customers	399	356	1,131	1,006
Marketing	128	105	352	324
Other	212	192	586	541

	$1,397	$1,242	$3,950	$3,632

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

10.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

(Gain)/loss on sale of assets, net	$5	$1	$6	$(12)
Special charges, net	3	2	18	14

	$8	$3	$24	$2

Gain (loss) on sale of assets, net

Gain (loss) on sale of assets represents the gain or loss recognized on the sales and disposals of fixed assets and cable systems.

Special charges, net

Special charges, net for the three and nine months ended September 30, 2013 and 2012 primarily include severance charges and net amounts of litigation settlements.

11.    Income Taxes

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

For the three and nine months ended September 30, 2013, the Company recorded $57 million and $124 million of income tax expense, respectively. For the three and nine months ended September 30, 2012, the Company recorded $69 million and $208 million of income tax expense, respectively. Income tax expense is recognized primarily through increases in deferred tax liabilities related to our investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of our indirect corporate subsidiaries. Income tax expense for the nine months ended September 30, 2013 decreased compared to the corresponding prior period, primarily as a result of a step-up in basis of indefinite-lived assets for tax, but not GAAP purposes, which decreased the Company's net deferred tax liability related to indefinite-lived assets by $58 million.

The step-up for tax purposes corresponds to gains recognized by corporate subsidiaries of Charter, which are partners in Charter Holdco, and resulted primarily from the repayment of Charter Operating credit facility debt with proceeds from the CCO Holdings notes issued in March 2013, see Note 5. The repayment of Charter Operating credit facility debt, which is not guaranteed by Charter, with proceeds from the Notes, which are guaranteed by Charter, had the effect of reducing the amount of debt allocable to the non-guarantor corporate subsidiaries of Charter. For partnership tax purposes, the reduction in the amount of non-guaranteed debt available to allocate to these corporate subsidiaries caused them to recognize gains due to limited basis in their partnership interests in Charter Holdco. The tax provision in future periods will vary based on various factors including changes in its deferred tax liabilities attributable to indefinite-lived intangibles, as well as future operating results, however the Company does not anticipate having such a large reduction in tax expense attributable to this item unless it enters into similar future financing transactions.

As of September 30, 2013 and December 31, 2012, the Company had net deferred income tax liabilities of approximately $1.4 billion and $1.3 billion, respectively. Net current deferred tax assets of $17 million and $18 million as of September 30, 2013 and December 31, 2012, respectively, are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets of the Company. Net deferred tax liabilities included approximately $221 million and $219 million at September 30, 2013 and December 31, 2012, respectively, relating to certain indirect subsidiaries of Charter Holdco that file

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

separate federal or state income tax returns.  The remainder of the Company's net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

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

Balance at December 31, 2012	$202
Reductions due to tax positions related to prior year	(201)

Balance at September 30, 2013	$1

The Company's entire reserve for uncertain tax positions includes tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the character of the deductibility. The balance at September 30, 2013 reflects $201 million of net reductions related to losses which would be offset by gains discussed above. The change in character of the deduction would not impact the annual effective tax rate after consideration of the valuation allowance. The deductions for the uncertain tax positions are included with the loss carryforwards in the deferred tax assets and therefore there is no impact to the financial statements.

On May 1, 2013, Liberty Media Corporation (“Liberty Media”) completed its purchase of a 27% beneficial interest in Charter (see Note 12). Upon closing, Charter experienced a second “ownership change” as defined in Section 382 of the Internal Revenue Code resulting in a second set of limitations on Charter’s use of its existing federal and state net operating losses, capital losses, and tax credit carryforwards. The first ownership change limitations that applied as a result of our emergence from bankruptcy in 2009 will also continue to apply. Pursuant to these Section 382 limitations, approximately $1.1 billion, $2.0 billion, $2.1 billion and $300 million in the years 2013 to 2016, respectively, and $226 million annually in 2017 and thereafter, of Charter’s federal loss carryforwards become unrestricted and available for Charter's use. Since the limitation amounts accumulate for future use to the extent they are not utilized in any given year, Charter believes its loss carryforwards should become fully available to offset future taxable income, if any. Charter’s state loss carryforwards and indirect corporate subsidiaries’ loss carryforwards are subject to similar, but varying limitations on their future use. If the Company was to experience another “ownership change” in the future, its ability to use its loss carryforwards could be subject to further limitations.
No tax years for Charter or Charter Holdco are currently under examination by the IRS.  Tax years ending 2010 through 2012 remain subject to examination and assessment. Years prior to 2010 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

12.     Related Party Transactions

On May 1, 2013, Liberty Media completed its purchase from investment funds managed by, or affiliated with, Apollo Global Management, LLC, Oaktree Capital Management, L.P. and Crestview Partners of approximately 26.9 million shares and warrants to purchase approximately 1.1 million shares in Charter for approximately $2.6 billion (the "Liberty Media Transaction"), which represents an approximate 27% beneficial ownership in Charter and a price per share of $95.50.

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

The Company is aware that Dr. Malone may be deemed to have a 34.5% voting interest in Liberty Interactive Corp. (“Liberty Interactive”) and is Chairman of the board of directors, an executive officer position, of Liberty Interactive. Liberty Interactive owns 36.9% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN. Liberty Interactive wholly owns QVC, Inc (“QVC”). The Company has programming relationships with HSN and QVC which pre-date the Liberty Media Transaction. For the three and six months ended September 30, 2013, the Company received payments in aggregate of approximately $3 million and $6 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in Charter's footprint.
Dr. Malone also serves on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 4.3% in the aggregate of the common stock of Discovery and has a 29.2% voting interest in Discovery for the election of directors. In addition, Dr. Malone owns 9.2% in the aggregate of the common stock of Starz and has 42.8% of the voting power. Mr. Maffei is a non-executive Chairman of the board of Starz. The Company purchases programming from both Discovery and Starz pursuant to agreements entered into prior to the Liberty Media Transaction and Dr. Malone and Mr. Maffei joining Charter's board of directors. Based on publicly available information, the Company does not believe that either Discovery or Starz would currently be considered related parties. The amounts paid in aggregate to Discovery and Starz represent less than 3% of total operating costs and expenses for the three and six months ended September 30, 2013.
13.     Contingencies

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

14.     Stock Compensation Plans

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

The Company granted the following equity awards for the years presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Stock options	71,600	121,500	225,200	575,200
Restricted stock	—	—	12,700	243,800
Restricted stock units	19,200	31,900	59,000	94,300

Stock options generally vest annually over four years from either the grant date or delayed vesting commencement dates. Stock options generally expire ten years from the grant date. Restricted stock vests annually over a one to four-year period beginning from the date of grant. A portion of stock options and restricted stock vest based on achievement of stock price hurdles. Restricted stock units have no voting rights and vest ratably over four years from either the grant date or delayed vesting commencement dates. As of September 30, 2013, total unrecognized compensation remaining to be recognized in future periods totaled $36 million for stock options, $21 million for restricted stock and $18 million for restricted stock units and the weighted average period over which they are expected to be recognized is 2 years for stock options, 2 years for restricted stock and 3 years for restricted stock units.

The Company recorded $11 million and $37 million of stock compensation expense for the three and nine months ended September 30, 2013, respectively, and $13 million and $37 million of stock compensation expense for the three and nine months ended September 30, 2012, respectively, which is included in operating costs and expenses.

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

Condensed consolidating financial statements as of September 30, 2013 and December 31, 2012 and for the nine months ended September 30, 2013 and 2012 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4	$—	$—	$37	$—	$41
Accounts receivable, net	—	6	—	229	—	235
Receivables from related party	62	164	8	—	(234)	—
Prepaid expenses and other current assets	16	11	—	54	—	81
Total current assets	82	181	8	320	(234)	357

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	30	—	7,808	—	7,838
Franchises	—	—	—	6,009	—	6,009
Customer relationships, net	—	—	—	1,465	—	1,465
Goodwill	—	—	—	1,159	—	1,159
Total investment in cable properties, net	—	30	—	16,441	—	16,471

CC VIII PREFERRED INTEREST	114	267	—	—	(381)	—
INVESTMENT IN SUBSIDIARIES	1,086	245	10,486	—	(11,817)	—
LOANS RECEIVABLE – RELATED PARTY	—	318	461	—	(779)	—
OTHER NONCURRENT ASSETS	—	161	122	139	—	422

Total assets	$1,282	$1,202	$11,077	$16,900	$(13,211)	$17,250

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11	$110	$164	$1,097	$—	$1,382
Payables to related party	—	—	—	234	(234)	—
Total current liabilities	11	110	164	1,331	(234)	1,382

LONG-TERM DEBT	—	—	10,668	3,638	—	14,306
LOANS PAYABLE – RELATED PARTY	—	—	—	779	(779)	—
DEFERRED INCOME TAXES	1,210	—	—	222	—	1,432
OTHER LONG-TERM LIABILITIES	—	6	—	63	—	69

Shareholders’/Member’s equity	61	1,086	245	10,486	(11,817)	61
Noncontrolling interest	—	—	—	381	(381)	—
Total shareholders’/member’s equity	61	1,086	245	10,867	(12,198)	61

Total liabilities and shareholders’/member’s equity	$1,282	$1,202	$11,077	$16,900	$(13,211)	$17,250

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$18	$133	$—	$6,007	$(151)	$6,007

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	18	133	—	3,950	(151)	3,950
Depreciation and amortization	—	—	—	1,354	—	1,354
Other operating expenses, net	—	—	—	24	—	24

	18	133	—	5,328	(151)	5,328

Income from operations	—	—	—	679	—	679

OTHER INCOME (EXPENSES):
Interest income (expense), net	—	6	(511)	(130)	—	(635)
Loss on extinguishment of debt	—	—	(65)	(58)	—	(123)
Gain on derivative instruments, net	—	—	—	9	—	9
Other expense, net	—	—	—	(14)	—	(14)
Equity in income (loss) of subsidiaries	(101)	(130)	446	—	(215)	—

	(101)	(124)	(130)	(193)	(215)	(763)

Income (loss) before income taxes	(101)	(124)	(130)	486	(215)	(84)

INCOME TAX EXPENSE	(117)	(2)	—	(5)	—	(124)

Consolidated net income (loss)	(218)	(126)	(130)	481	(215)	(208)

Less: Net (income) loss – noncontrolling interest	10	25	—	(35)	—	—

Net income (loss)	$(208)	$(101)	$(130)	$446	$(215)	$(208)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

REVENUES	$19	$113	$—	$5,591	$(132)	$5,591

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	19	113	—	3,632	(132)	3,632
Depreciation and amortization	—	—	—	1,247	—	1,247
Other operating expenses, net	—	—	—	2	—	2

	19	113	—	4,881	(132)	4,881

Income from operations	—	—	—	710	—	710

OTHER INCOME (EXPENSES):
Interest expense, net	—	(93)	(398)	(200)	—	(691)
Loss on extinguishment of debt	—	(6)	—	(68)	—	(74)
Other expense, net	—	—	—	(1)	—	(1)
Equity in income (loss) of subsidiaries	(73)	4	402	—	(333)	—

	(73)	(95)	4	(269)	(333)	(766)

Income (loss) before income taxes	(73)	(95)	4	441	(333)	(56)

INCOME TAX EXPENSE	(200)	—	—	(8)	—	(208)

Consolidated net income (loss)	(273)	(95)	4	433	(333)	(264)

Less: Net (income) loss – noncontrolling interest	9	22	—	(31)	—	—

Net income (loss)	$(264)	$(73)	$4	$402	$(333)	$(264)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the nine months ended September 30, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(218)	$(126)	$(130)	$481	$(215)	$(208)
Net impact of gains on interest rate derivative instruments, net of tax	—	—	—	27	—	27

Comprehensive income (loss)	$(218)	$(126)	$(130)	$508	$(215)	$(181)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the nine months ended September 30, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(273)	$(95)	$4	$433	$(333)	$(264)
Net impact of losses on interest rate derivative instruments, net of tax	—	—	—	(18)	—	(18)

Comprehensive income (loss)	$(273)	$(95)	$4	$415	$(333)	$(282)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2013

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(218)	$(126)	$(130)	$481	$(215)	$(208)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	1,354	—	1,354
Noncash interest expense	—	—	20	13	—	33
Loss on extinguishment of debt	—	—	65	58	—	123
Gain on derivative instruments, net	—	—	—	(9)	—	(9)
Deferred income taxes	110	—	—	2	—	112
Equity in (income) losses of subsidiaries	101	130	(446)	—	215	—
Other, net	—	(1)	—	70	—	69
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	(2)	—	12	—	10
Prepaid expenses and other assets	—	—	—	(13)	—	(13)
Accounts payable, accrued liabilities and other	—	(7)	18	81	—	92
Receivables from and payables to related party	8	5	(7)	(6)	—	—

Net cash flows from operating activities	1	(1)	(480)	2,043	—	1,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(1,259)	—	(1,259)
Change in accrued expenses related to capital expenditures	—	—	—	21	—	21
Purchases of cable systems	—	—	—	(673)	—	(673)
Contribution to subsidiary	(54)	(324)	(987)	—	1,365	—
Distributions from subsidiary	—	6	487	—	(493)	—
Other, net	—	—	—	(15)	—	(15)

Net cash flows from investing activities	(54)	(318)	(500)	(1,926)	872	(1,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	2,000	4,569	—	6,569
Repayments of long-term debt	—	—	(955)	(5,222)	—	(6,177)
Borrowings (payments) loans payable - related parties	—	—	(93)	93	—	—
Payments for debt issuance costs	—	—	(25)	(25)	—	(50)
Purchase of treasury stock	(11)	—	—	—	—	(11)
Proceeds from exercise of options and warrants	67	—	—	—	—	67
Contributions from parent	—	324	54	987	(1,365)	—
Distributions to parent	—	(5)	(1)	(487)	493	—
Other, net	—	—	—	(1)	—	(1)

Net cash flows from financing activities	56	319	980	(86)	(872)	397

NET INCREASE IN CASH AND CASH EQUIVALENTS	3	—	—	31	—	34
CASH AND CASH EQUIVALENTS, beginning of period	1	—	—	6	—	7

CASH AND CASH EQUIVALENTS, end of period	$4	$—	$—	$37	$—	$41

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except per share amounts and where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2012

	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Subsidiaries	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(273)	$(95)	$4	$433	$(333)	$(264)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	1,247	—	1,247
Noncash interest expense	—	(21)	18	36	—	33
Loss on extinguishment of debt	—	6	—	68	—	74
Deferred income taxes	200	—	—	3	—	203
Equity in (income) losses of subsidiaries	73	(4)	(402)	—	333	—
Other, net	—	(1)	—	26	—	25
Changes in operating assets and liabilities:
Accounts receivable	—	—	—	18	—	18
Prepaid expenses and other assets	1	11	—	(24)	—	(12)
Accounts payable, accrued liabilities and other	—	(90)	81	76	—	67
Receivables from and payables to related party	1	22	(7)	(16)	—	—

Net cash flows from operating activities	2	(172)	(306)	1,867	—	1,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	(1,296)	—	(1,296)
Change in accrued expenses related to capital expenditures	—	—	—	16	—	16
Sales of cable systems	—	—	—	19	—	19
Contribution to subsidiary	—	—	(1,244)	—	1,244	—
Distributions from subsidiary	3	582	870	—	(1,455)	—
Other, net	—	—	—	(18)	—	(18)

Net cash flows from investing activities	3	582	(374)	(1,279)	(211)	(1,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	1,984	2,369	—	4,353
Repayments of long-term debt	—	(386)	—	(3,168)	—	(3,554)
Borrowings (payments) loans payable - related parties	—	—	(314)	314	—	—
Payments for debt issuance costs	—	—	(27)	(14)	—	(41)
Purchase of treasury stock	(4)	—	—	—	—	(4)
Proceeds from exercise of options and warrants	13	—	—	—	—	13
Contributions from parent	—	—	—	1,244	(1,244)	—
Distributions to parent	—	(18)	(567)	(870)	1,455	—
Other, net	—	(3)	—	(10)	—	(13)

Net cash flows from financing activities	9	(407)	1,076	(135)	211	754

NET INCREASE IN CASH AND CASH EQUIVALENTS	14	3	396	453	—	866
CASH AND CASH EQUIVALENTS, beginning of period	—	—	2	—	—	2

CASH AND CASH EQUIVALENTS, end of period	$14	$3	$398	$453	$—	$868

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

We are a cable operator providing services in the United States with approximately 5.9 million residential and commercial customers at September 30, 2013. We offer our customers traditional cable video programming, Internet services, and telephone services, as well as advanced video services such as Charter OnDemandTM (“OnDemand”), high definition (“HD”) television and digital video recorder (“DVR”) service. We also sell local advertising on cable networks and provide fiber connectivity to cellular towers.

Acquisition of Bresnan

In July 2013, Charter and Charter Communications Operating, LLC ("Charter Operating") acquired Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”) from a wholly owned subsidiary of Cablevision Systems Corporation ("Cablevision"), for $1.625 billion in cash, subject to a working capital adjustment, a reduction for certain funded indebtedness of Bresnan and payment of any post-closing refunds of certain Montana property taxes paid under protest by Bresnan prior to the closing (the "Bresnan Acquisition"). Bresnan manages cable operating systems in Colorado, Montana, Wyoming and Utah that pass approximately 670,000 homes and serve approximately 375,000 residential and commercial customer relationships.

Overview

Our business plans include goals for increasing customers and revenue. To reach our goals, we have actively invested in our network and operations, and have improved the quality and value of the products and packages that we offer. We have enhanced our video product by increasing digital and HD-DVR penetration, offering more HD channels, and deemphasizing our analog service. During the second quarter of 2012, we simplified our offers and pricing and improved our packaging of products to bring more value to new and existing customers. As part of our effort to create more value for customers, we have focused on driving penetration of our triple play offering, which includes more than 100 HD channels, video on demand, Internet service, and fully-featured phone service. In addition, we have implemented a number of changes to our organizational structure, selling methods and operating tactics. We are increasingly insourcing our field operations, call center and direct sales workforces and modifying the way our sales workforce is compensated, which we believe positions us for better customer service and growth. We expect that our enhanced product set combined with improved customer service will lead to lower customer churn and longer customer lifetimes, allowing us to grow our customer base and revenue more quickly and economically. We expect our capital expenditures to remain elevated as we strive to increase digital and HD-DVR penetration, place higher levels of customer premise equipment per transaction and progressively move to an all-digital platform.

Total revenue growth was 13% and 7% for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods in 2012, due to the Bresnan Acquisition described above and growth in our video, Internet and commercial businesses. Total revenue growth on a pro forma basis for the Bresnan Acquisition as if it had occurred on January 1, 2012 was 5% for both the three and nine months ended September 30, 2013 compared to the corresponding periods in 2012. For the three and nine months ended September 30, 2013, adjusted earnings (loss) before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $732 million and $2.1 billion, respectively, and for the three and nine months ended September 30, 2012, Adjusted EBITDA was $651 million and $2.0 billion, respectively.  See “—Use of Adjusted EBITDA and Free Cash Flow” for further information on Adjusted EBITDA and free cash flow.  Adjusted EBITDA increased 12% and 5% for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods in 2012 as a result of the Bresnan Acquisition, which contributed $45 million, and an increase in residential and commercial revenues offset by increases in programming costs, costs to service customers and marketing costs. Costs to service customers primarily increased from higher labor to deliver improved products and service levels and greater reconnect expense.  For the three and nine months ended September 30, 2013, our income from operations was $220 million and $679 million, respectively. For the three and nine months ended September 30, 2012, our income from operations was $211 million and $710 million, respectively. In addition to the factors discussed above, income from operations for the three and nine months ended September 30, 2013 was affected by increases in depreciation and amortization.

We believe that continued competition and the weakened economic conditions in the United States, including weakness in the housing market and relatively high unemployment levels, have adversely affected consumer demand for our services, particularly video. To date, our video competitors often offer more channels, including more HD channels, and typically only offer digital services which have a better picture quality compared to our analog product. In the current economic environment, customers have been more willing to consider our competitors' products, partially because of increased marketing highlighting perceived differences between competitive video products, especially when those competitors are often offering significant incentives to switch providers. We also believe some customers have chosen to receive video over the Internet rather than through our OnDemand and premium video services, thereby reducing our video revenues. We believe competition from wireless service operators and economic factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business.

If the economic and competitive conditions discussed above do not improve, or our efforts to improve our products and the way we market those products do not continue to be successful in increasing our growth, we believe our business and results of operations will be adversely affected, which may contribute to future impairments of our franchises and goodwill.

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

The following table summarizes our customer statistics for video, Internet and telephone as of September 30, 2013 and 2012 (in thousands except revenue per customer relationship).

	Approximate as of
	September 30,
	2013 (a)	2012 (a)
Residential
Video (b)	4,179	4,025
Internet (c)	4,290	3,731
Telephone (d)	2,217	1,880
Residential PSUs (e)	10,686	9,636

Residential Customer Relationships (f)	5,498	5,015
Revenue per Customer Relationship (g)	$108.52	$105.39

Commercial
Video (b)(h)	166	172
Internet (c)	245	186
Telephone (d)	138	99
Commercial PSUs (e)	549	457

Commercial Customer Relationships (f)(h)	359	321

After giving effect to the Bresnan Acquisition in July 2013 described above, September 30, 2012 residential video, Internet and phone customers would have been 4,322,000, 4,000,000 and 2,039,000, respectively, and commercial video, Internet and phone customers would have been 180,000, 202,000 and 109,000, respectively.

(a)
We calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at September 30, 2013 and 2012, customers include approximately 9,700 and 16,900 customers, respectively, whose accounts were over 60 days past due in payment, approximately 1,000 and 3,400 customers, respectively, whose accounts were over 90 days past due in payment, and approximately 900 and 1,600 customers, respectively, whose accounts were over 120 days past due in payment.

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

(h)
Included within commercial video customers are those in commercial structures, which are calculated on an equivalent bulk unit (“EBU”) basis. We calculate EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service. This EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators. As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service customers, our EBU count will decline even if there is no real loss in commercial service customers. For example, commercial video customers decreased by 10,000 during the nine months ended September 30, 2013 due to published video rate increases.

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

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012

Revenues	$2,118	100%	$1,880	100%	$6,007	100%	$5,591	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	1,397	66%	1,242	66%	3,950	66%	3,632	65%
Depreciation and amortization	493	23%	424	23%	1,354	23%	1,247	22%
Other operating expenses, net	8	—%	3	—%	24	—%	2	—%
	1,898	90%	1,669	89%	5,328	89%	4,881	87%
Income from operations	220	10%	211	11%	679	11%	710	13%

Other Expenses:
Interest expense, net	(214)		(229)		(635)		(691)
Loss on extinguishment of debt	—		—		(123)		(74)
Gain (loss) on derivative instruments, net	(8)		—		9		—
Other expense, net	(11)		—		(14)		(1)
	(233)		(229)		(763)		(766)

Loss before income taxes	(13)		(18)		(84)		(56)

Income tax expense	(57)		(69)		(124)		(208)

Net loss	$(70)		$(87)		$(208)		$(264)

LOSS PER COMMON SHARE, BASIC AND DILUTED:	$(0.68)		$(0.87)		$(2.05)		$(2.65)

Weighted average common shares outstanding, basic and diluted	102,924,443		99,694,672		101,293,696		99,542,021

Revenues. Total revenue grew $238 million or 13% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Total revenue grew $416 million or 7% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Revenue growth primarily reflects increases in the number of residential Internet and commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration offset by a decrease in basic video customers and lower advertising sales in a non-political year. The Bresnan Acquisition increased revenues for each of the three and nine months ended September 30, 2013 as compared to the three and nine months September 30, 2012 by approximately $134 million.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended September 30,
	2013		2012		2013 over 2012
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$1,044	49%	$906	48%	$138	15%
Internet	575	27%	467	25%	108	23%
Telephone	161	8%	208	11%	(47)	(23)%
Commercial	218	10%	168	9%	50	30%
Advertising sales	75	4%	85	5%	(10)	(12)%
Other	45	2%	46	2%	(1)	(2)%

	$2,118	100%	$1,880	100%	$238	13%

	Nine Months Ended September 30,
	2013		2012		2013 over 2012
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change
Video	$2,984	50%	$2,712	49%	$272	10%
Internet	1,596	27%	1,384	25%	212	15%
Telephone	490	8%	642	11%	(152)	(24)%
Commercial	594	10%	481	9%	113	23%
Advertising sales	208	3%	238	4%	(30)	(13)%
Other	135	2%	134	2%	1	1%

	$6,007	100%	$5,591	100%	$416	7%

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue. Residential basic video customers increased by 154,000 from September 30, 2012 to September 30, 2013, however customers decreased by 143,000 customers after giving effect to the Bresnan Acquisition.

The increase in video revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2013 compared to three months ended September 30, 2012 Increase / (Decrease)	Nine months ended September 30, 2013 compared to nine months ended September 30, 2012 Increase / (Decrease)

Incremental video services, price adjustments and bundle revenue allocation	$101	$298
Decrease in basic video customers	(25)	(80)
Decrease in premium purchases	(5)	(13)
Bresnan Acquisition	67	67

	$138	$272

Residential Internet customers grew by 559,000 customers from September 30, 2012 to September 30, 2013 or 290,000 customers after giving effect to the Bresnan Acquisition. The increase in Internet revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2013 compared to three months ended September 30, 2012 Increase / (Decrease)	Nine months ended September 30, 2013 compared to nine months ended September 30, 2012 Increase / (Decrease)

Increase in residential Internet customers	$35	$102
Service level changes and price adjustments	37	74
Bresnan Acquisition	36	36

	$108	$212

Residential telephone customers grew by 337,000 customers from September 30, 2012 to September 30, 2013 or 178,000 customers after giving effect to the Bresnan Acquisition. The decrease in telephone revenues from our residential customers is attributable to the following (dollars in millions):

	Three months ended September 30, 2013 compared to three months ended September 30, 2012 Increase / (Decrease)	Nine months ended September 30, 2013 compared to nine months ended September 30, 2012 Increase / (Decrease)

Price adjustments and bundle revenue allocation	$(72)	$(203)
Increase in residential telephone customers	13	39
Bresnan Acquisition	12	12

	$(47)	$(152)

Commercial revenues consist primarily of revenues from services provided to our commercial customers. Commercial PSUs increased 92,000 from September 30, 2012 to September 30, 2013, or 58,000 customers after giving effect to the Bresnan Acquisition. Excluding the impact of video counts negatively affected by rate increases under the EBU methodology for commercial customer counts, commercial PSUs increased 102,000 from September 30, 2012 to September 30, 2013, or 68,000 customers after giving effect to the Bresnan Acquisition. The increase in commercial revenues is attributable to the following (dollars in millions):

	Three months ended September 30, 2013 compared to three months ended September 30, 2012 Increase / (Decrease)	Nine months ended September 30, 2013 compared to nine months ended September 30, 2012 Increase / (Decrease)

Sales to small-to-medium sized business customers	$25	$72
Carrier site customers	7	18
Other	3	8
Bresnan Acquisition	15	15

	$50	$113

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues decreased for the three months ended September 30, 2013 as a result of a decrease in revenue from the political sector of $6 million and vendors of $5 million. Advertising sales revenues decreased for the nine months ended September 30, 2013 as a result of a decrease in revenue from the political sector of $14 million and vendors of $20 million. For the three months ended September 30, 2013 and 2012, we received $10 million and $15 million, respectively, and for the nine months ended September 30, 2013 and 2012, we received $26 million and $46 million, respectively, in advertising sales revenues from vendors. The Bresnan Acquisition increased advertising sales revenues for each of the three and nine months ended September 30, 2013 as compared to the three and nine months September 30, 2012 by approximately $3 million.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues were relatively flat for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. The Bresnan Acquisition increased other revenues for the three and nine months ended September 30, 2013 as compared to the three and nine months September 30, 2012 by approximately $1 million.

Operating costs and expenses. The increases in our operating costs and expenses are attributable to the following (dollars in millions):

	Three months ended September 30, 2013 compared to three months ended September 30, 2012 Increase / (Decrease)	Nine months ended September 30, 2013 compared to nine months ended September 30, 2012 Increase / (Decrease)

Programming	$25	$77
Franchise, regulatory and connectivity	—	(1)
Costs to service customers	18	99
Marketing	14	17
Other	9	37
Bresnan Acquisition	89	89

	$155	$318

Programming costs were approximately $558 million and $497 million, each representing 40% of total operating costs and expenses for the three months ended September 30, 2013 and 2012, respectively, and were approximately $1.6 billion and $1.5 billion, representing 40% and 41% of operating costs and expenses for the nine months ended September 30, 2013 and 2012, respectively. Programming costs consist primarily of costs paid to programmers for basic, digital, premium, OnDemand, and pay-per-view programming. The increases in programming costs are primarily a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming, offset in part by video customer losses. Programming costs were also offset by the amortization of payments received from programmers of $1 million and $4 million for the three and nine months ended September 30, 2012. We expect programming expenses to continue to increase due to a variety of factors, including increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, and additional programming, including new sports services and non-linear programming for on-line and OnDemand programming. We have been unable to fully pass these increases on to our customers nor do we expect to be able to do so in the future without a potential loss of customers.

Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including labor, reconnects, maintenance, billing, occupancy and vehicle costs. The increase in costs to service customers during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 was primarily the result of higher spending on labor to deliver improved products and service levels as well as greater reconnect expense.

Partially offsetting the growth related increases in expenses noted above is $11 million of one-time adjustments. These one-time adjustments were more than offset by higher growth costs to market and reconnect customers, a reduction in political advertising and Bresnan transition costs which are being phased out.

The increases in other expense are attributable to the following (dollars in millions):

	Three months ended September 30, 2013 compared to three months ended September 30, 2012 Increase / (Decrease)	Nine months ended September 30, 2013 compared to nine months ended September 30, 2012 Increase / (Decrease)

Commercial sales expense	$7	$20
Property tax and insurance	5	10
Other	(3)	7

	$9	$37

Commercial sales expenses increased during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, primarily related to growth in the commercial business.

Depreciation and amortization. Depreciation and amortization expense increased by $69 million and $107 million for the three and nine months ended September 30, 2013 compared to the corresponding periods in 2012, respectively, primarily representing depreciation on more recent capital expenditures and the Bresnan Acquisition, offset by certain assets becoming fully depreciated.

Other operating expenses, net. Other operating expenses, net increased during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to an increase in loss on sale of assets. Other operating expenses, net increased during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to a decrease in gain on sale of assets. For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three and nine months ended September 30, 2013 compared to the corresponding periods in 2012, net interest expense decreased by $15 million and $56 million, respectively, which was primarily a result of a decrease in our average interest rate from 6.6% for both the three and nine months ended September 30, 2012, to 5.6% and 5.9% for the three and nine months ended September 30, 2013, respectively, while our weighted average debt outstanding increased from $13.4 billion for the three months ended September 30, 2012 to $14.3 billion for the three months ended September 30, 2013 and from $13.0 billion for the nine months ended September 30, 2012 to $13.4 billion for the nine months ended September 30, 2013 as a result of the Bresnan Acquisition.

Loss on extinguishment of debt. Loss on extinguishment of debt consists of the following for the periods presented:

	Nine Months Ended September 30,
	2013	2012

Senior notes repurchase	$65	$15
Charter Operating credit facility refinancing/prepayments	58	59

	$123	$74

For more information, see Note 5 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Gain (loss) on derivative instruments, net. Interest rate derivative instruments are held to manage our interest costs and reduce our exposure to increases in floating interest rates. We recorded a loss of $8 million and a gain of $9 million during the three and nine months ended September 30, 2013, respectively, which represents the change in fair value of our interest rate derivative instruments and amortization of our accumulated other comprehensive loss for interest rate derivative instruments no longer designated as hedges for accounting purposes. For more information, see Note 7 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Other Expense, net. Other expense, net of $11 million and $14 million for the three and nine months ended September 30, 2013, respectively, primarily represents acquisition related costs incurred as a result of the Bresnan Acquisition.

Income tax expense. Income tax expense was recognized for the three and nine months ended September 30, 2013 and 2012 primarily through increases in deferred tax liabilities related to our investment in Charter Holdco and certain of our indirect subsidiaries, in addition to $1 million and $2 million for the three months ended September 30, 2013 and 2012, respectively, and $12 million and $5 million for the nine months ended September 30, 2013 and 2012, respectively, of current federal and state income tax expense.  Income tax expense for the nine months ended September 30, 2013 decreased compared to the corresponding prior period, primarily as a result of a step-up in basis of indefinite-lived assets for tax, but not GAAP purposes, which decreased our net deferred tax liability related to indefinite-lived assets by $58 million. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results, however we do not anticipate having such a large reduction in tax expense unless we enter into future financing transactions similar to that described in Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Net loss. Net loss decreased from $87 million for the three months ended September 30, 2012 to $70 million for the three months ended September 30, 2013 and from $264 million for the nine months ended September 30, 2012 to $208 million for the nine months ended September 30, 2013 primarily as a result of the factors described above.

Loss per common share. During the three and nine months ended September 30, 2013 compared to the corresponding periods in 2012, net loss per common share decreased by $0.19 and $0.60, respectively, as a result of the factors described above.

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

Adjusted EBITDA is defined as net loss plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, loss on extinguishment of debt, (gain) loss on derivative instruments, net and other operating expenses, such as special charges and (gain) loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free cash flow is defined as net cash flows from operating activities, less capital expenditures and changes in accrued expenses related to capital expenditures.

Management and Charter's board of directors use adjusted EBITDA and free cash flow to assess Charter's performance and its ability to service its debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). For the purpose of calculating compliance with leverage covenants, we use Adjusted EBITDA, as presented, excluding certain expenses paid by our operating subsidiaries to other Charter entities. Our debt covenants refer to these expenses as management fees, which fees were in the amount of $49 million and $44 million for the three months ended September 30, 2013 and 2012, respectively, and $147 million and $126 million for the nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(70)	$(87)	$(208)	$(264)
Plus: Interest expense, net	214	229	635	691
Income tax expense	57	69	124	208
Depreciation and amortization	493	424	1,354	1,247
Stock compensation expense	11	13	37	37
Loss on extinguishment of debt	—	—	123	74
(Gain) loss on derivative instruments, net	8	—	(9)	—
Other, net	19	3	38	3

Adjusted EBITDA	$732	$651	$2,094	$1,996

Net cash flows from operating activities	$538	$468	$1,563	$1,391
Less: Purchases of property, plant and equipment	(425)	(488)	(1,259)	(1,296)
Change in accrued expenses related to capital expenditures	19	3	21	16

Free cash flow	$132	$(17)	$325	$111

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Contractual Obligations and Liquidity

We have significant amounts of debt.  The principal amount of our debt as of September 30, 2013 was $14.4 billion, consisting of $4.0 billion of credit facility debt and $10.4 billion of high-yield notes. Our business requires significant cash to fund principal and interest payments on our debt.  As of September 30, 2013, $16 million of our debt matures in 2013, $414 million in 2014, $65 million in 2015, $93 million in 2016, $1.1 billion in 2017 and $12.7 billion thereafter. As of December 31, 2012, as shown in our annual report on Form 10-K, we had other contractual obligations, including interest on our debt, totaling $6.6 billion. During 2013, we currently expect capital expenditures to be approximately $1.8 billion, including the impact of the Bresnan Acquisition which closed on July 1, 2013.

Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures. Free cash flow was $132 million for the three months ended September 30, 2013 and $325 million and $111 million for the nine months ended September 30, 2013 and 2012, respectively. We incurred negative free cash flow of $17 million for the three months ended September 30, 2012. We expect to generate positive free cash flow for 2013. As of September 30, 2013, the amount available under our credit facilities was approximately $978 million. We expect to utilize free cash flow and availability under our credit facilities as well as future refinancing transactions to further extend the maturities of or reduce the principal on our obligations. The timing and terms of any refinancing transactions will be subject to market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions. We believe we have sufficient liquidity from cash on hand, free cash flow and Charter Operating's revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

We regularly evaluate uses for our free cash flow including to reduce our leverage, further investing in our business, strategic opportunities to strengthen and grow our business as well as stock repurchases and dividends. We evaluate strategic opportunities regularly, and may consider acquisitions, divestitures, swaps, mergers or other business combinations or significant investments, strategic partnerships or alliances as opportunities become available. All opportunities are actively reviewed against our objectives including, among other considerations, improving the underlying cash flow profile, operational efficiency, or technology capabilities of either the target or our own business, with the goal of achieving appropriate return targets. The market for such transactions is highly competitive, and therefore we may be unable to ultimately secure strategic opportunities or to do so on terms favorable to us. In addition, any such transactions may be financed by issuing additional equity and debt, which could have a material impact on our operations, results, or could have a dilutive impact on our common stock.

Free Cash Flow

Free cash flow was $132 million for the three months ended September 30, 2013, and $325 million and $111 million for the nine months ended September 30, 2013 and 2012, respectively. We incurred negative free cash flow of $17 million for the three months ended September 30, 2012. The increase in free cash flow for the three months ended September 30, 2013 compared to the corresponding period in 2012 is primarily due to an increase of $81 million in Adjusted EBITDA and a decrease of $63 million in capital expenditures. The increase in free cash flow for the nine months ended September 30, 2013 compared to the corresponding period in 2012 is primarily due to an increase of $98 million in Adjusted EBITDA, a decrease of $63 million in cash paid for interest due to a decrease in our average interest rate with the completion of refinancings and a decrease of $37 million in capital expenditures.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution. As of September 30, 2013, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on September 30, 2013 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on CCO Holdings, LLC's ("CCO Holdings") notes and credit facility are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing, and Financing Activities

Cash and Cash Equivalents. We held $41 million and $7 million in cash and cash equivalents as of September 30, 2013 and December 31, 2012, respectively. Additionally, we had $27 million of restricted cash as of December 31, 2012. Restrictions on such cash were lifted in April 2013.

Operating Activities. Net cash provided by operating activities increased $172 million from $1.4 billion for the nine months ended September 30, 2012 to $1.6 billion for the nine months ended September 30, 2013, primarily due to an increase in Adjusted EBITDA of $98 million and a $63 million decrease in our cash paid for interest.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 was $1.9 billion and $1.3 billion, respectively. The increase is primarily due to $673 million cash paid for the Bresnan Acquisition (net of debt assumed).

Financing Activities. Net cash provided by financing activities was $397 million and $754 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash provided was primarily the result of a decrease in the amount by which borrowings of long-term debt exceeded repayments, including applicable premiums.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $1.3 billion for each of the nine months ended September 30, 2013 and 2012, respectively.  Scalable infrastructure costs decreased primarily as a result of the timing of expenditures this year versus last year, while expenditures for fleet replacement and real estate related to our organizational realignment, back-office system expenditures and commercial line extensions increased. See the table below for more details.

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

Our capital expenditures are funded primarily from cash flows from operating activities and borrowings on our credit facility. In addition, our liabilities related to capital expenditures increased by $21 million and $16 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2013 and 2012. The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Customer premise equipment (a)	$193	$258	$618	$631
Scalable infrastructure (b)	78	67	210	301
Line extensions (c)	54	57	162	131
Upgrade/rebuild (d)	50	54	137	138
Support capital (e)	50	52	132	95

Total capital expenditures (f)(g)	$425	$488	$1,259	$1,296

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

(f)
Total capital expenditures includes $74 million and $82 million for the three months ended September 30, 2013 and 2012, respectively, and $221 million and $181 million for the nine months ended September 30, 2013 and 2012, respectively, of capital expenditures related to commercial services.

(g)	Total capital expenditures for the three and nine months ended September 30, 2013 include $11 million from the Bresnan Acquisition.

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

As of September 30, 2013 and December 31, 2012, the accreted value of our debt was approximately $14.3 billion and $12.8 billion, respectively.  As of September 30, 2013 and December 31, 2012, the weighted average interest rate on the credit facility debt, including the effects of our interest rate swap agreements, was approximately 3.6% and 4.2%, respectively, and the weighted average interest rate on the high-yield notes was approximately 6.4% and 6.7%, respectively, resulting in a blended weighted average interest rate of 5.6% and 6.0%, respectively. The interest rate on approximately 83% and 87% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate swap agreements, as of September 30, 2013 and December 31, 2012, respectively.

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

Changes in the fair value of interest rate derivative instruments that were designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that met effectiveness criteria were reported in accumulated other comprehensive loss. The amounts were subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses). For the nine months ended September 30, 2013, gains of $7 million, and for the three and nine months ended September 30, 2012, losses of $7 million and $18 million, respectively, related to derivative instruments designated as cash flow hedges were recorded in other comprehensive loss, respectively.

Due to repayment of variable rate credit facility debt without a LIBOR floor, certain interest rate derivative instruments were de-designated as cash flow hedges during the three months ended March 31, 2013, as they no longer met the criteria for cash flow hedging specified by GAAP. In addition, on March 31, 2013, the remaining interest rate derivative instruments that continued to be highly effective cash flow hedges for GAAP purposes were electively de-designated. On the date of de-designation, we completed a final measurement test for each interest rate derivative instrument to determine any ineffectiveness and such amount was reclassified from accumulated other comprehensive loss into gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2013, losses of $8 million and $20 million, respectively, related to the reclassification from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance was recorded in gain (loss) on derivative instruments, net. While these interest rate derivative instruments are no longer designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in our condensed consolidated statements of operations. For the three months ended September 30, 2013, the change in fair value of interest rate derivative instruments not designated as cash flow hedges was immaterial. For the nine months ended September 30, 2013, gains of $29 million related to the change in fair value of interest rate derivative instruments not designated as cash flow hedges was recorded in gain (loss) on derivative instruments, net. The balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments will be amortized over the respective lives of the contracts and recorded as a loss within gain (loss) on derivative instruments, net in our condensed consolidated statements of operations. The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of September 30, 2013 that is expected to be reclassified into earnings within the next twelve months is approximately $23 million.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of September 30, 2013 (dollars in millions):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$—	$—	$—	$—	$1,000	$9,350	$10,350	$10,356
Average Interest Rate	—%	—%	—%	—%	7.25%	6.28%	6.37%

Variable Rate	$16	$414	$65	$93	$102	$3,339	$4,029	$3,971
Average Interest Rate	2.39%	2.83%	2.95%	3.81%	4.69%	6.13%	5.64%

Interest Rate Instruments:
Variable to Fixed Rate	$—	$800	$300	$250	$850	$—	$2,200	$39
Average Pay Rate	—%	4.65%	4.99%	3.89%	3.84%	—%	4.30%
Average Receive Rate	—%	2.60%	2.84%	4.36%	5.16%	—%	3.82%

As of September 30, 2013, we had $2.2 billion in notional amounts of interest rate derivative instruments outstanding. This includes $550 million in delayed start interest rate derivative instruments that become effective in March 2014 through March 2015.  In any future quarter in which a portion of these delayed start interest rate derivative instruments first becomes effective, an equal or greater notional amount of the currently effective interest rate derivative instruments are scheduled to mature.  Therefore, the $1.7 billion notional amount of currently effective interest rate derivative instruments will gradually step down over time as current interest rate derivative instruments mature and an equal or lesser amount of delayed start interest rate derivative instruments become effective.

The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value is determined using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at September 30, 2013 including applicable bank spread.

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

There was no change in our internal control over financial reporting during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Montana Department of Revenue ("Montana DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%. Historically, Bresnan's cable and telephone operations have been taxed separately by the Montana DOR. In 2010, the Montana DOR assessed Bresnan as a single telephone business and retroactively assessed it as such for 2007 through 2009. Bresnan filed a declaratory judgment action against the Montana DOR in Montana State Court challenging its property tax classifications for 2007 through 2010. Under Montana law, a taxpayer must first pay a current assessment of disputed property tax in order to challenge such assessment. In accordance with that law, Bresnan paid the disputed 2010, 2011 and 2012 property tax assessments of approximately $5 million, $11 million and $9 million, respectively, under protest. No payments for additional tax for 2007 through 2009, which could be up to approximately $15 million, including interest, have been made. On September 26, 2011, the Montana State Court granted Bresnan's summary judgment motion seeking to vacate the Montana DOR's retroactive tax assessments for the years 2007, 2008 and 2009. The Montana DOR's assessment for 2010 was the subject of a trial, which took place the week of October 24, 2011. On July 6, 2012, the Montana State Court entered judgment in favor of Bresnan, ruling that the Montana's DOR 2010 assessment was invalid and contrary to law, vacating the 2010 assessment, and directing that the Montana DOR refund the amounts paid by Bresnan under protest, plus interest and certain costs. The Montana DOR filed a notice of appeal to the Montana Supreme Court on September 20, 2012. The appeal was fully briefed, and was argued to the Montana Supreme Court in September 2013. The Montana Supreme Court has not yet issued its ruling. Pending entry of a final judgment, the Montana DOR continues to hold Bresnan's protest payments aggregating approximately $25 million in escrow and continues to assess Bresnan as a single telephone business. We will make additional protest payments until a final judgment is entered and applied to subsequent assessments. In accordance with the Asset Purchase Agreement between Charter and Cablevision, Bresnan will pay to Cablevision amounts paid in protest for 2010 through 2012 tax years should those amounts be required to be refunded by the Montana Supreme Court.

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

As of December 31, 2012, we had approximately $7.8 billion of federal tax net operating loss carryforwards, capital loss carryforwards and suspended losses resulting in a gross deferred tax asset of approximately $2.6 billion. Federal tax net operating and capital loss carryforwards expire in the years 2014 through 2032.  Federal suspended losses can generally be carried forward indefinitely. These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2012, we had state tax net operating loss carryforwards, capital loss carryforwards and suspended losses, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $252 million. State tax net operating and capital loss carryforwards generally expire in the years 2013 through 2032. State suspended losses can generally be carried forward indefinitely. Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.  Such tax loss carryforwards can accumulate and be used to offset our future taxable income.

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

Item 2.     Unregistered Sales of Equity Proceeds and Use of Proceeds.

(C) Purchases of Equity Securities by the Issuer

The following table presents Charter's purchases of equity securities completed during the third quarter of 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2013	462 (1)	$126.57	N/A	N/A
August 1 - 31, 2013	3,604 (1)	$123.55	N/A	N/A
September 1 - 30, 2013	3,179 (1)	$127.95	N/A	N/A

(1)
In July, August and September 2013, Charter withheld 462, 3,604 and 3,179 shares of its common stock, respectively, in payment of income tax withholding owed by employees upon vesting of restricted shares and restricted stock units.

Item 5.     Other Information.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Our former principal stockholder, through its management company, Apollo Global Management, LLC (“Apollo”) provided notice to Charter on October 29, 2013, that certain investment funds managed by affiliates of Apollo may be deemed affiliates of CEVA Holdings, LLC (“CEVA”), which through subsidiaries was involved in certain transactions which constitute covered activities under the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). Certain funds managed by Apollo were previously a principal stockholder of Charter and had two representatives on Charter’s board of directors for the first and a portion of the second quarter of 2013, when some of the covered activities occurred. As a result, we are providing disclosure pursuant to Section 219 of ITRA and Section 13(r) of the Securities Exchange Act of 1934, as amended.
Apollo notified Charter that, according to CEVA, in December 2012, CEVA Freight Italy Srl provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 and $151.30, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 and $311.13, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 and $89.29, respectively.
All of the information in the foregoing paragraph is based solely on information in the notice provided by Apollo. Charter has no involvement in the business of CEVA and received no direct or indirect benefits from the transactions described above.
Item 6.     Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER COMMUNICATIONS, INC.,
Registrant

	By:	/s/ Kevin D. Howard
Kevin D. Howard
Senior Vice President - Finance, Controller and
Date: November 5, 2013		Chief Accounting Officer

S- 1

Exhibit Index

Exhibit	Description

12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101
The following financial statements from Charter Communications, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, filed with the Securities and Exchange Commission on November 5, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

_____________

*	Filed herewith.

E- 1